Form 10-Q
period 2003-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2003-11-13
CIK 1222840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period Ended September 30, 2003

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-103799

Inland Western Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2901 Butterfield Road,	Oak Brook, Illinois 60523
(Address of principal executive office)	(Zip Code)

Registrant's telephone number, including area code:  630-218-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule 12b-2)

               Yes           X  No

As of November 3, 2003, there were 4,168,441 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Balance Sheet

September 30, 2003

(unaudited)

Assets
Cash	$200,000
Other assets	49,963
Deferred offering costs	1,334,142

Total assets	$1,584,105

Liabilities and Stockholder's Equity
Liabilities:
Accrued offering costs	$259,841
Accrued offering costs to affiliates	35,016
Due to affiliates	14,286
Advances from advisor	1,113,306

Total liabilities	1,422,449

Stockholder's equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-
Common stock, $.001 par value, 350,000,000 shares authorized, 20,000 shares issued and outstanding	20
Additional paid in capital	204,180
Retained earnings deficit	(42,544)

Total stockholders' equity	161,656

Total liabilities and stockholders' equity	$1,584,105

See accompanying notes to financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Statement of Operations

For the three month period ended September 30, 2003 and
the period from March 5, 2003 (inception) through September 30, 2003
(unaudited)
	Three months ended	Period from March 5, 2003 (inception) through
	September 30,	September 30,
	2003	2003
Income:

Total income	$-	-

Expenses:
General and administrative expenses to affiliates	3,137	3,137
General and administrative expenses to non-affiliates	1,950	11,700
Acquisition cost expenses to affiliates	4,902	4,902
Acquisition cost expenses to non-affiliates	22,805	22,805

Total expenses	32,794	42,544

Net income (loss)	$(32,794)	(42,544)

Net income (loss)per common share, basic and diluted	$(1.64)	(2.13)

Weighted average number of common shares outstanding, basic and diluted	20,000	20,000

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(a Maryland corporation)

Statement of Cash Flows

For the period from March 5, 2003 (inception) through September 30, 2003

(Unaudited)

Cash flows from operations:
Net income (loss)	$(42,544)
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of stock based compensation	4,200
Changes in assets and liabilities:
Other assets	(49,963)
Due to affiliates	14,286

Net cash flows used in operating activities	(74,021)

Cash flows from financing activities:
Proceeds from offering	200,000
Payment of offering costs	(1,039,285)
Advances from advisor	1,113,306
Net cash flows provided by financing activities	274,021

Net increase in cash and cash equivalents	200,000
Cash and cash equivalents, at beginning of period	-

Cash and cash equivalents, at end of period	$200,000

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Financial Statements

September 30, 2003

(1)  Organization

Inland Western Retail Real Estate Trust, Inc. (the "Company") was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, to be the Advisor to the Company. On September 15, 2003, the Company commenced an initial public offering of up to 250,000,000 shares of common stock ("Shares") at $10 each (the "Offering) and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment program. As of September 30, 2003, the Company had received $200,000 for 20,000 Shares from the Advisor.

The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2003. If the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company will provide the following programs to facilitate investment in the Company's shares and to provide limited liquidity for stockholders.

The Company will allow stockholders who purchase shares in the offering to purchase additional shares from the Company by automatically reinvesting distributions through the distribution reinvestment program ("DRP"), subject to certain share ownership restrictions. Such purchases under the DRP will not be subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

The Company will repurchase shares under the share repurchase program ("SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to .5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's Board of Directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Financial Statements
(continued)

September 30, 2003

(2)  Summary of Significant Accounting Policies

The preparation of the financial statements in conformity with accounting principles generally accepted in the United State of America ("GAAP") requires management of the Company to make estimates and assumptions relating to the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, the financial statements contain all the adjustments necessary, which are of a normal recurring nature, to present fairly the financial position and results of operations for the period presented herein. Results of interim periods are not necessarily indicative of the results to be expected for the year.

Costs associated with the offering are deferred and charged against the gross proceeds of the offering upon closing. Formation and organizational costs are expensed as incurred. As of September 30, 2003, $7,500 of organizational costs were expensed.

The Company applies the fair value method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation for its stock options granted. Under this method, the Company will report the value of granted options as a charge against earnings ratably over the vesting period.

(3)  Transactions with Affiliates

The Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

As of September 30, 2003, the Company had incurred $1,341,642 of offering and organization costs. As of September 30, 2003, the Advisor has advanced $1,113,306 for the payment of these costs. Pursuant to the terms of the offering, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of September 30, 2003, offering costs exceeded the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the Offering.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Financial Statements
 (continued)

September 30, 2003

Certain compensation and fees payable to the Advisor for services to be provided to the Company are limited to maximum amounts.
Nonsubordinated payments:

Offering stage:

Selling commissions	7.5% of the sale price for each share

Marketing contribution	3.0% of the gross offering proceeds
and due diligence
allowance

Reimbursable expenses	We will reimburse our sponsor for actual costs incurred, on our
and other expenses of	behalf, in connection with the offering.
issuance

Acquisition stage:

Acquisition expenses	We will reimburse an affiliate of our Advisor for costs incurred, on our behalf, in connection with the acquisition of properties

Operational stage:

Property management fee	4.5% of the gross income from the properties.
This fee terminates upon a	(cannot exceed 90% of the fee which would be payable to
business combination with the	an unrelated third party)
property management company.

Loan servicing fee	.03% of the total principal amount of the loans being serviced
For each full year, up to the first $100 million and a lesser percentage on a sliding scale thereafter

Other property level services	Compensation for these services will not exceed 90% of that which would be paid to any third party for such services.

Reimbursable expenses	The compensation and reimbursements to our Advisor and
relating to administrative	its affiliates will be approved by a majority of our directors.
services

Inland Western Retail Real Estate Trust, Inc.
 (A Maryland Corporation)

Notes to Financial Statements
 (continued)

September 30, 2003

Liquidation stage:

Property disposition fee	Lesser of 3% of sales price or 50% of the customary
This fee terminates upon a	commission which would be paid to a third party
business combination with
the Advisor
Subordinated payments:

Operational stage:

Advisor asset management fee	Not more than 1% per annum of our average assets;
This fee terminates upon a	Subordinated to a non-cumulative, non-compounded return,
business combination with	equal to 6% per annum
the Advisor

Liquidation stage:

Incentive advisory fee	After the stockholders have first received a 10% cumulative,
This fee terminates upon a	non-compounded return per year and a return of their net investment,
business combination with	an incentive advisory fee equal to 15% on net proceeds
the Advisor	from the sale of a property will be paid to the Advisor.

(3)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2003, we have issued 3,000 options to acquire shares to each of our independent directors, for a total of 15,000 options, of which none have been exercised or expired.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Financial Statements
 (continued)

September 30, 2003

The per share weighted average fair value of options granted was $0.60 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of five years and expected volatility rate of 18.0%. The Company has recorded $4,200 as expense for the 5,000 options (1,000 options per director) vesting upon the date of grant and will record the remaining $4,800 in expense ratably over the two-year vesting period.

(4)  New Accounting Pronouncements

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. The Statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, the Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of the Statement on July 1, 2003.

The Company did not enter into any financial instruments within the scope of the Statement during the three month period ended September 2003. To the extent stockholders request shares to be repurchased by the Company under the Share Repurchase Program, the Company's obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by the Company in accordance with the plan documents.

(5) Subsequent Events

On October 31, 2003, the Company acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property. The center contains 116,300 gross leasable square feet and is located at 6401 W. Plano Parkway in Plano, Texas. An affiliate of our Advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000. Inland Park Place Limited Partnership agreed to sell this property to the Company when sufficient funds from the sale of shares to acquire this property were raised. Inland Park Place Limited Partnership agreed to sell this property to the Company for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. The Company's board of directors unanimously approved acquiring this property, including a unanimous vote of the independent directors. The total acquisition cost to the Company was $24,000,000, which included $132,000 of costs incurred by the affiliate. As part of the purchase, title to the property was subject to a loan placed on the property by Inland Park Place Limited Partnership for the Company's benefit. The loan is in the amount of $13,127,000, requires interest only payments at a rate of 4.71% per annum and matures November 2008.

The Company issued 4,168,440 Shares from October 1, 2003 through November 3, 2003 in connection with the offering, resulting in gross proceeds of $41,684,409.

On behalf of the Company, an affiliate of the Advisor is currently exploring the purchase of shopping centers from unaffiliated third parties.

Item 2. Management's Discussion and Analysis of Our Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements

We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at "www.sec.gov" that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Results of Operations

We intend to use the proceeds of our offering principally to acquire properties. Our primary business objective will be to enhance the performance and value of our properties through management strategies designed to meet the needs of an evolving retail marketplace.

As of September 30, 2003, we had not acquired any properties. See "Subsequent Events" for information relating to the acquisition of The Shops at Park Place. Our advisor is not aware of any known trends or uncertainties, other than national economic conditions, which have had or which may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operation of real properties other than those referred to in the prospectus.

As of September 30, 2003, we have not paid any distributions.

Liquidity

We were formed in March 2003 to acquire and manage a diversified portfolio of real estate, primarily located in states west of the Mississippi River. We may also acquire single-user retail properties in locations throughout the United States, certain of which may be sale and leaseback transactions, net leased to credit worthy tenants. The advisor has guaranteed payment of all public offering expenses (excluding selling commissions and other fees payable to the managing dealer) in excess of 5.5% of the gross offering proceeds or all organization and offering expenses (including such selling expenses) which together exceeds 15% of the gross offering proceeds.

We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The distribution reinvestment program will allow stockholders who purchase shares pursuant to our offering to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.

The share repurchase program will provide existing stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

  One year from the purchase date, at $9.25 per share;
  Two years from the purchase date, at $9.50 per share;
  Three years from the purchase date, at $9.75 per share; and
  Four years from the purchase date, at the greater of: $10.00 per share; or a price equal to ten times our "funds available for distribution" per weighted average share outstanding for per prior calendar year.

Shares purchased by us will not be available for resale. During any offering, the repurchase price shall be equal to or below the price of the shares offered in any offering.

The net proceeds of the offering will enable us to purchase properties. It is our policy to acquire properties free and clear of permanent mortgage indebtedness if we deem it advantageous by paying the entire purchase price of each property in cash or for shares, interest in entities that own our properties, or a combination of these means, and to selectively encumber all or some properties. We may, however, acquire properties subject to existing indebtedness. Following acquisition, the proceeds from such loans will be used to acquire additional properties to increase cash flow and provide further diversity. If the offering is not fully sold, our ability to diversify our investments may be diminished. Our advisor expects that the cash to be generated from operations of the properties identified for acquisition, which we intend to acquire if sufficient proceeds are raised in the offering, will be adequate to pay our operating expenses and provide distributions to stockholders.

Our management will monitor the various qualification tests we must meet to maintain our status as a REIT. We test large ownership of the shares upon purchase to determine that no more than 50% in value of the outstanding shares is owned, directly or indirectly, by five or fewer persons or entities at any time. Our management also determines, on a quarterly basis, that the gross income, asset and distribution tests are met. On an ongoing basis, as we and the advisor perform due diligence on potential purchases of properties or temporary investment of uninvested capital, management of both entities will determine that the income from the new asset will qualify for REIT purposes.

Capital Resources

The number of properties we will acquire will depend upon the amount of the net proceeds of the offering. Our advisor is not aware of any material trends, favorable or unfavorable, in either capital resources or the outlook for long-term cash generation, nor does it expect any material changes in the availability and relative cost of such capital resources, other than as referred to herein.

As of September 30, 2003 we had incurred $1,341,642 of offering and organization costs, all of which was advanced by our advisor. Our advisor has guaranteed payment of all organization and offering expenses, including selling commissions and the other fees payable to the managing dealer, in excess of 15% of the gross offering proceeds of the offering and all organization and offering expenses, including such selling expenses, in excess of 5.5% of the gross offering proceeds. In addition, if we do not sell the minimum offering, neither our sponsor nor our advisor will be reimbursed for any organization and offering expenses.

As of September 30, 2003, we have no current plans to acquire the property manager or advisor. As of September 30, 2003, no subscriptions for shares have been received from the public. The only funds received as of September 30, 2003 are from the advisor's contribution of $200,000 for 20,000 common shares.

On October 31, 2003, the Company acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property. The center contains 116,300 gross leasable square feet and is located at 6401 W. Plano Parkway in Plano, Texas. An affiliate of our Advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000. Inland Park Place Limited Partnership agreed to sell this property to the Company when sufficient funds from the sale of shares to acquire this property were raised. Inland Park Place Limited Partnership agreed to sell this property to the Company for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. The Company's board of directors unanimously approved acquiring this property, including a unanimous vote of the independent directors. The total acquisition cost to the Company was $24,000,000, which included $132,000 of costs incurred by the affiliate. As part of the purchase, title to the property was subject to a loan placed on the property by Inland Park Place Limited Partnership for the Company's benefit. The loan is in the amount of $13,127,000, requires interest only payments at a rate of 4.71% per annum and matures November 2008.

Cash Flows from Operating Activities

The net cash flows used in operating activities for the period from March 5, 2003 through September 30, 2003, primarily relate to the payment of costs related to the due diligence process of acquiring properties. Such costs are capitalized as other assets until a property is acquired. Due diligence costs relating to properties which our advisor has determined are not going to be acquired are expensed.

Cash Flows from Financing Activities

Cash flows provided by financing activities include $200,000 received from our advisor for 20,000 shares and the payment of offering costs. Our advisor has advanced us $1,113,306 toward the payment of the offering costs.

Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net operating income as determined under accounting principles generally accepted in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of REITS, also known as "NAREIT', an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as ours. As defined by NAREIT, FFO means net income computed in accordance with GAAP, less extraordinary, unusual and non-recurring items, excluding gains (or losses) from sales of properties plus depreciation and amortization and after adjustments for unconsolidated partnership and joint ventures n which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expense reduce FFO. Consequently, the presentation of FFO by us may not be comparable to other similarly titled measures presented by other REITs. FFO is not intended to be an alternative to "net income" as an indicator of our performance nor to "cash flows from operating activities" as determined by GAAP as a measure of our capacity to pay distributions.

Critical Accounting Policies

General.

The following disclosure pertains to critical accounting policies management believes will be most "critical" to the portrayal of our financial condition and results of operating which require management's most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses judgments know to management pertaining to trends, events or uncertainties known which will be taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Valuation and Allocation of Investment property. In order to ascertain the value of an investment property management will take into consideration many factors which require difficult, subjective or complex judgments to be made. These judgments require management to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among others. The capitalization rate is also a significant driving factor in determining the property valuation which requires management's judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, at the acquisition date, every property acquired will be supported by an independent appraisal. All of the aforementioned factors are taken as a whole by management in determining the valuation. The valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Should the actual results, differ from management's judgment, the valuation could be negatively effected.

We will allocate the purchase price of each acquired investment property between land, building and site improvements, other intangibles (including acquired above market leases, acquired below market leases, customer relationships and acquired in place leases) and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires complex judgments and significant estimates. The value allocated to land as opposed to building affects the amount of depreciation expense we record. If more value is attributed to land, depreciation expense would be lower than if more value is attributed to building. We will use the information contained in the third party appraisals as the primary basis for allocating the purchase price between land, building and site improvements. We will determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.

The aggregate value of other intangibles will be measured based on the difference between the property valued with existing in place leases adjusted to contractual rental rates and the property valued as if vacant. We will utilize independent appraisals or management's estimates to determine the respective as if vacant property values. Factors considered by management in our analysis of determining the as if vacant property value include an estimate of carrying costs during the expected lease-up periods considering current market conditions, and costs to execute similar leases and the risk adjusted cost of capital. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods, up to 24 months. Management will also estimate costs to execute similar leases including leasing commissions, legal and other related expenses.

We will allocate the difference between the purchase price of the property and the as if vacant value first to acquired above and below market leases. We will evaluate each acquired lease based upon current market rates at the acquisition date and consider various factors including geographic location, size and location of leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to the acquired above or below market lease based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon a rate for each individual lease and primarily based upon the credit worthiness of each individual tenant. The value of the acquired above and below market leases is amortized over the life of the related leases as an adjustment to rental income.

We will then allocate the remaining difference to the value of acquired in place leases and customer relationships based on management's evaluation of specific leases and our overall relationship with the respective tenants. The value of the acquired in place lease will be amortized over the average lease term to amortization expense.

On a quarterly basis, we will conduct an impairment analysis in accordance with Statement of Financial Accounting Standards No. 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss.

The valuation and allocation of purchase price, and possible subsequent impairment of investment properties is a significant estimate that can and does change based on management's continuous process of analyzing each property and on management's assumptions about uncertain inherent factors.

Cost Capitalization and Depreciation Policies. Our policy will be to review all expenses paid and capitalize any item exceeding a threshold deemed to be an upgrade or a tenant improvement that is included in the investment property asset classification. In addition, we will capitalize costs incurred during the development period, including direct costs and indirect costs such as construction, insurance, architectural costs, and legal fees, interest and other financing costs, and real estate taxes. We will cease capitalization of indirect costs once management considers the property is substantially complete and available for occupancy.

Buildings and improvements will be depreciated on a straight line basis based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements. That portion of the purchase price that is allocated to acquired favorable and unfavorable leases will be amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Other leasing costs, and tenant improvements will be amortized on a straight line basis over the life of the related lease as a component of amortization expense.

Cost capitalization and the estimate of useful lives requires management judgment and includes significant estimates that can and do change based on management's continuous process of analyzing each property and on management's assumptions about uncertain inherent factors.

Revenue recognition. We will recognize rental income on a straight line basis over the term of each lease. The difference between rental income earned on a straight line basis and the cash rent due under the provision of the lease agreements will be recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

Reimbursements from tenants for recoverable real estate tax and operating expenses will be accrued as revenue in the period the applicable expenditures are incurred. Management makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from management's judgment, the estimated reimbursement could be negatively effected adjusted appropriately.

In connection with certain acquisitions, we will receive payments under master lease agreements pertaining to some non-revenue producing spaces either at the time or subsequent to the purchase. GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price rather than as rental income. These master leases may be established at the time of purchase in order to mitigate the potential negative effects of rent and occupancy assumptions utilized in the valuation of the investment property. Master lease payments will be received through a draw of funds escrowed at the time of purchase and will be for a period from one to three years. There is no assurance that upon the expiration of the master lease agreements that the valuation factors pertaining to rent and occupancy assumed by management will be met. Should the actual results differ from management's judgment, the property valuation could be negatively or positively affected.

Valuation of accounts and rents receivable. Management will take into consideration certain factors that require judgments to be made as to the collectability of receivables. Collectability factors taken into consideration are the amounts outstanding, payment history, and financial strength of the tenant, which taken as a whole determines the valuation.

REIT status. In order to maintain our status as a REIT, we are required to distribute at lease 90% of our REIT taxable income to our stockholders. We must also meet certain asset and income tests, as well as other requirements. We will monitor the business and transactions that may potentially impact our REIT status. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates.

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer.

Generally, this statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted the provisions of this statement on July 1, 2003.

We did not enter into any financial instruments within the scope of this statement during the three months ended September 2003. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the plan documents.

Inflation

Inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions, for any retail centers we acquire. Our rental income and operating expenses for any properties to be owned and operated on a triple-net lease basis are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants. The capital appreciation of properties leased on triple-net lease basis is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of properties leased on a triple-net lease basis.

Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve our objectives we will borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the financing, with the right of offset. In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of September 30, 2003 we did not have any derivative financial instruments.

With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows. As of September 30, 2003 we did not have any variable rate financing.

While this hedging strategy will have the effect of smoothing out interest rate fluctuations, the result may be to reduce the overall returns on your investments.

Our board has not yet established policies and procedures regarding our use of derivative financial instruments for hedging or other purposes.

Subsequent Events

On October 31, 2003, the Company acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property. The center contains 116,300 gross leasable square feet and is located at 6401 W. Plano Parkway in Plano, Texas. An affiliate of our Advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000. Inland Park Place Limited Partnership agreed to sell this property to the Company when sufficient funds from the sale of shares to acquire this property were raised. Inland Park Place Limited Partnership agreed to sell this property to the Company for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. The Company's board of directors unanimously approved acquiring this property, including a unanimous vote of the independent directors. The total acquisition cost to the Company was $24,000,000, which included $132,000 of costs incurred by the affiliate. As part of the purchase, title to the property was subject to a loan placed on the property by Inland Park Place Limited Partnership for the Company's benefit. The loan is in the amount of $13,127,000, requires interest only payments at a rate of 4.71% per annum and matures November 2008.

We issued 4,168,440 Shares from October 1, 2003 through November 3, 2003 in connection with our offering, resulting in gross proceeds of $41,684,409.

On our behalf, an affiliate of the advisor is currently exploring the purchase of shopping centers from unaffiliated third parties.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officer. Based upon that evaluation, our chief executive officer and our principal accounting and financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II - Other Information

Item 2. Change in Securities and Use of Proceeds

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-103799), the initial offering on a best efforts basis of 250,000,000 shares at $10.00 per share, subject to discounts in certain cases, and up to 20,000,000 shares at $9.50 per share pursuant to our DRP. The initial offering commenced on September 15, 2003.

As of September 30, 2003, we have sold the following securities in the initial offering for the following aggregate offering prices:
*	No	shares on a best efforts basis for $0;
*	No	shares pursuant to the DRP for $0

and repurchased the following securities for the following amount:

*	No	shares repurchased pursuant to the share repurchase program.

The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our advisor for $200,000 preceding the commencement of the initial offering.

Options to purchase an aggregate of 15,000 shares at an exercise price of $8.95 per share have been granted to the independent directors pursuant to the independent director stock option plan. Each director was initially granted options to purchase 3,000 shares. Such options were granted, without registration under the Securities Act of 1933, in reliance upon the exemption from registration in section 4(2) of the Securities Act, as transactions not involving any public offering. None of such options have been exercised. Therefore, no shares have been issued in connection with such options.

From September 15, 2003, which was the effective date of the initial offering through September 30, 2003, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$ --	A
Finders' fees	--	A
Expenses paid to or for underwriters	--	A
Other expenses to affiliates	37,475	A
Other expenses paid to non-affiliates	1,296,667	A
Total expenses	$1,334,142

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     31.1 Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer

     31.2 Rule 13a-14(a)/15d-14(a) Certification by principal accounting and financial officer

     32.1 Section 1350 Certification

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/S/ ROBERT D. PARKS

By: Robert D. Parks
      President, Chairman and Chief Executive Officer

Date: November 13, 2003

/S/ KELLY E. TUCEK

By: Kelly E. Tucek
      Treasurer and principal accounting and financial officer

Date: November 13, 2003