Form 10-K
period 2003-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2004-02-27
CIK 1222840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Period from March 5, 2003 (inception) to December 31, 2003
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-103799

Inland Western Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	42-1579325 (I.R.S. Employer Identification Number)
2901 Butterfield Road, (Address of principal executive office)	Oak Brook, Illinois 60523 (Zip Code)
Registrant's telephone number, including area code: 630-218-8000 Securities registered pursuant to Section 12(b) of the Act:
Title of each class:	Name of each exchange on which registered:
None	None
Securities registered pursuant to Section 12(g) of the Act:
Title of each class:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2003 (the last business day of the registrant's most recently completed second fiscal quarter) was $0. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2) ☐ Yes     ☒    No

        As of February 13, 2004, there were 31,435,414 shares of common stock outstanding.

        Documents Incorporated by Reference: Portions of the Registrant's proxy statement for the annual shareholders meeting to be held in 2003 are incorporated by reference in Part III.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

PART I

Item 1.    Business

General

        Inland Western Retail Real Estate Trust, Inc. was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The advisory agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. or the advisor, our affiliate, to be our advisor. On September 15, 2003, we commenced an initial public offering or offering of up to 250,000,000 shares of common stock or shares at $10 each and the issuance of 20,000,000 shares at $9.50 each, which may be distributed pursuant to our distribution reinvestment program. As of December 31, 2003, we had received $200,000 for 20,000 shares from our advisor.

        We provide the following programs to facilitate investment in our shares and to provide limited liquidity for our stockholders.

        We allow stockholders who purchase shares in our offering to purchase additional shares from us by automatically reinvesting distributions through the distribution reinvestment program or DRP, subject to certain share ownership restrictions. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

        We will repurchase shares under the share repurchase program or SRP, if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that we receive from the sale of shares under the DRP and such other operating funds, if any, as our board of directors, at its sold discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.

        As of December 31, 2003, subscriptions for a total of 18,718,092 shares had been received from the public, which include the 20,000 shares issued to our advisor. In addition, we distributed 19,049 shares pursuant to the DRP as of December 31, 2003. As a result of such sales, we received a total of $187,327,251 of gross offering proceeds as of December 31, 2003. The advisor has guaranteed payment of all public offering expenses (excluding selling commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross offering proceeds from the offerings or all organization and offering expenses (including selling commissions) which together exceeds 15% of the gross offering proceeds. As of December 31, 2003, organizational and offering costs totaling $22,144,814 did not exceed these limitations.

Description of Business

        As of December 31, 2003, we owned a portfolio of eight properties. The properties are located in Connecticut, Georgia, Illinois, Indiana, North Carolina, Oklahoma and Texas. At December 31, 2003, the portfolio consisted of five shopping centers and three free-standing single-user retail buildings containing an aggregate of approximately 797,000 square feet of gross leasable area or GLA, of which approximately 98% of GLA was leased.

        Our headquarters are located at 2901 Butterfield Road, Oak Brook, Illinois 60523 and our telephone number is (630) 218-8000.

Acquisition Strategies

        We intend to acquire and manage a diversified (by geographical location and by type and size of retail centers) portfolio of real estate primarily improved for use as retail establishments, principally multi-tenant shopping centers. The retail centers we intend to acquire would be located primarily in states west of the Mississippi River in the United States, our primary geographical area of interest, however, we may purchase properties east of the Mississippi River in the United States. Our portfolio will consist predominantly of grocery and discount store anchored retail, including net lease retail. We may acquire certain mixed use properties that may include lodging, office and/or multi-family residential if they are part of a retail center. And, we may also acquire other types of retail shopping centers, such as enclosed malls, outlet malls and power centers. We also anticipate acquiring real estate improved with other commercial facilities which provide goods and services as well as double or triple net leased properties, which are either commercial or retail, including properties acquired in sale and leaseback transactions.

        During 2003, we purchased eight properties, of which five were not located in our primary geographical area of interest. We purchased these five properties because we had the unique opportunity to take advantage of an affiliate of our advisor's mature acquisition pipeline of properties located east of the Mississippi River. Our strategy in purchasing these properties, as these properties were otherwise acceptable acquisition targets, was to deploy stockholders funds promptly and generate income for us as early as possible.

        Our goal is to purchase properties primarily west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis taking into consideration investment objectives. As of February 13, 2004 we have purchased five additional properties located in the states of California, Texas, and Utah.

        When acquiring a property, in order to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made. These judgments require us to make assumptions when valuing each investment property. Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions. The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others. Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal. All of the aforementioned factors are taken as a whole in determining the valuation.

        Key elements of our acquisition strategy include:

  •
  Selectively acquiring diversified and well-located properties of the type described above.

  •
  Acquiring properties, in most cases, on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing. We may, however, acquire properties subject to existing indebtedness if we believe this is in our best interest. We intend to obtain mortgage financing concurrently or subsequent to the purchase.

  •
  Diversifying geographically within the primary geographical area of interest by acquiring properties primarily located in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Operating Strategies

        Key elements of our operating strategy include:

  •
  Actively managing costs and minimizing operating expenses by centralizing all management, leasing, marketing, financing, accounting, renovation and data processing activities.

  •
  Improving rental income and cash flow by aggressively marketing rentable space.

  •
  Emphasizing regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns.

  •
  Maintaining a diversified tenant base at our retail centers, consisting primarily of retail tenants providing consumer goods and services.

Investment Objectives

        Our investment objectives are: (i) to make regular distributions to our stockholders; (ii) to provide a hedge against inflation by entering into leases which contain clauses for scheduled rent escalations or participation in the growth of tenant sales, permitting us to increase distributions and realize capital appreciation; and (iii) to preserve stockholders' capital. It is our policy to acquire properties primarily for income, as distinguished from primarily for possible capital gain. There can be no assurance that these objectives will be met.

Financing Strategy

        Generally, we intend to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash. However, if it is determined to be in our best interest, we will, in certain instances, incur indebtedness to acquire properties. With respect to properties purchased on an all-cash basis, we may later incur mortgage indebtedness by obtaining loans secured by selected properties, if favorable financing terms are available. The proceeds from such loans would be used to acquire additional properties. We may also incur indebtedness to finance improvements to our properties. We anticipate that, in general, aggregate financings secured by all of our properties will not exceed 55% of their combined fair market value. Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets. Any excess in borrowing over 300% of net assets shall be approved by a majority of our independent directors, and be disclosed to stockholders in our next quarterly report to stockholders, along with justification for such excess. Our board of directors adopted a policy to delegate to management the ability to obtain unsecured general financing facilities up to $100,000,000 without prior approval by the board of directors. These facilities would then be matched with specific properties, which would secure the amounts due under the specific financings. There can be no assurances that these objectives will be met.

Developments During the 2003 Fiscal Year

        During 2003, we invested approximately $127,195,000 for the acquisition of five shopping centers and three single-user retailer facilities purchased containing a total gross leasable area of approximately 797,000 square feet. See Item 2 for a more detailed description of these properties.

Tax Status

        We qualified and have elected to be taxed as a real estate investment trust or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2003. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on our undistributed income.

Competition

        In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, some of which have greater financial resources than we do. With respect to properties presently owned or to be owned by us, we compete with other owners of like properties for tenants. There can be no assurance that we will be able to successfully compete with such entities in developing, acquiring, and leasing activities in the future.

        Retail property owners compete with numerous alternatives in seeking to attract retail tenants, at the same time, retailers themselves face increasing competition from discount shopping centers, outlet malls, strip, power and lifestyles centers, discount warehouse clubs, direct mail, internet sales and telemarketing.

Business Risks

        The retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite the national economic recession, September 11th and subsequent terrorist threats and the Iraqi war. A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales has also contributed to the stability. Further evidence of the retail sector's resiliency is provided by 2003 holiday sales estimated by The International Council of Shopping Centers to be approximately a 4.2% average increase in same store holiday sales for 2003.

        While sustained consumer spending, spurred by low interest rates, has helped to maintain retail sales growth, changing demographics and consumer preferences have resulted in a fundamental shift in consumer spending patterns and the emergence of discount retail as a dominant category. Today almost 75% of general merchandise sales occur at a discount department store or a warehouse club/supercenter. As a result of this trend, some conventional department stores are struggling and a number of local, regional and national retailers have been forced to voluntarily close their stores or file for bankruptcy protection. None of these conventional retailers are tenants in properties we currently own. Some bankrupt retailers have reorganized their operations and/or sold stores to stronger operators. In some instances, bankruptcies and store closings may create opportunities to lease space at higher rents to tenants with better sales performance. Therefore, we do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial position or the results of our operations.

        We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our current and targeted properties, to a large extent, consist or will consist of: 1) retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; 2) discount chains that can compete effectively during an economic downturn; and 3) national tenants with strong credit ratings who can withstand a downturn. We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.

        Revenue from the properties depends on the amount of the tenants' retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry. Some of the leases provide for base rent plus contractual base rent increases. A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates. As of December 31, 2003, no tenant leases paid percentage rent. Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases.

        All real property investments are subject to some degree of risk. We are subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is BJ's Wholesale Club, which has one lease which represents approximately 115,396 square feet, or approximately 5.3% of the total gross leasable area owned by us as of February 13, 2004. The annualized base rental income of this lease is approximately $662,000, or approximately 2.2% of the total annualized base rental income, based on our Company's portfolio of properties as of February 13, 2004.

        The loss of an anchor tenant or a major tenant or their inability to pay rent could have an adverse effect on our business.

Employees

        As of December 31, 2003, we did not have any direct employees.

Financial Information About Industry Segments

        We are in the business of owning, managing, operating, leasing, acquiring, developing, and investing in shopping centers and free-standing properties. We internally evaluate each property individually as a segment.

Access to Company Information

        We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 2.    Properties

        As of December 31, 2003, through wholly owned separate limited liability companies, we have acquired fee ownership of five shopping centers and three free standing single-user retail buildings containing an aggregate of approximately 797,000 gross leasable square feet located in Connecticut, Georgia, Illinois, Indiana, North Carolina, Oklahoma and Texas.

Property	Gross Leasable Area (Sq Ft)	Date Acquired	Year Built/ Renovated	Amount of Mortgages Payable at 12/31/03	No. of Tenants as of 12/31/03	Major Tenants
Darien Commons Darien, IL	223,876	12/03	1994	16,500,000	15	Home Depot Circuit City PETsMART
Eckerd Drug Store Edmund, OK	13,824	12/03	2003	—	1	Eckerd Drug Store
Eckerd Drug Store Norman, OK	13,824	12/03	2003	—	1	Eckerd Drug Store
Newnan Crossing Newnan, GA	131,196	12/03	1999	—	8	BJ's Wholesale Club
Park Place Plano, TX	116,300	10/03	2001	13,127,000	12	Bed, Bath & Beyond Michaels Office Max Walgreens
Pavilion at King's Grant Concord, NC	79,009	12/03	2002/2003/	—	6	Toys R Us
Shaw's Supermarket New Britain, CT	65,658	12/03	1995	—	1	Shaw's Supermarket
Stony Creek Market Place Noblesville, IN	153,803	12/03	2003	—	18	TJ Maxx Linens N Things Barnes & Noble Factory Card Outlet

Total	797,490			$29,627,000

        The square footage for Darien Commons, Park Place and Pavilion at King's Grant includes 6,371, 3,822 and 65,000, respectively, leased to tenants under ground lease agreements.

        The majority of the income from our properties consists of rent received under long-term leases. Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the center. Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels. Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant's gross sales above predetermined thresholds.

        The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties as of December 31, 2003. The weighted average gross leasable area occupied at December 31, 2003 was 98%.

Properties:	GLA Occupied	(%)
Darien Commons, Darien, IL	212,682	95
Eckerd Drug Store, Edmund, OK	13,824	100
Eckerd Drug Store, Norman, OK	13,824	100
Newnan Crossing, Newnan, GA	127,260	97
Park Place, Plano, TX	116,300	100
Pavilion at King's Grant, Concord, NC	79,009	100
Shaw's Supermarket, New Britain, CT	65,658	100
Stony Creek Market Place, Noblesville, IN	150,727	98

	779,284

Item 3.    Legal Proceedings

        We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during 2003.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information

        There is no established public trading market for our shares of common stock. The per share estimated value shall be deemed to be the offering price of the shares, which is currently $10.00 per share. This valuation is supported by the fact that we are currently selling shares to the public at a price of $10.00 per share as of February 13, 2004.

        We will provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

        The DRP, subject to certain share ownership restrictions, will allow stockholders who purchase shares in our offering to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP will not be subject to selling commissions, or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share. That price will continue to be used until the public offering price per share in the offering is increased from $10.00 per share (if ever) or until the termination of the offering, whichever occurs first. Thereafter, participants may acquire shares under the DRP at a price equal to 95% of the "market price" of a share on the date of purchase until such time (if ever) as the Shares are listed on a national stock exchange or included for quotation on a national market system. In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

        The SRP, subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

  One year from the purchase date, at $9.25 per share;
  Two years from the purchase date, at $9.50 per share;
  Three years from the purchase date, at $9.75 per share; and
  Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

        We will make repurchases under the SRP, if requested, at least once quarterly on a first-come, first-served basis. Subject to funds being available, we will limit the number of shares repurchased during any calendar year to five percent (5%) of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the we receive from the sale of shares under the DRP and such other operating funds, if any, as our board of directors, at its sole discretion, may reserve for this purpose.

        Our board of directors, at its sole discretion, may choose to terminate the SRP after the end of the offering period, or reduce the number of shares purchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board of directors to eliminate or reduce the SRP will require the unanimous affirmative vote of the independent directors.

        We cannot guarantee that the funds set aside for the SRP will be sufficient to accommodate all requests made each year. If no funds are available for the SRP when repurchase is requested, the stockholder may: (i) withdraw the request; or (ii) ask that we honor the request at such time, if any, when funds are available. Such pending requests will be honored on a first-come, first-served basis.

        There is no requirement that stockholders sell their shares to us. The SRP is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of the shares on a national securities exchange, inclusion of the shares for quotation on a national market system, or a merger with a listed company. No assurance can be given that any such liquidity event will occur.

        Shares purchased by us under the SRP will be canceled and will have the status of authorized but un-issued shares. Shares acquired by us through the SRP will not be re-issued unless they are first registered with the Securities and Exchange Commission or the SEC under the Securities Act of 1933, as amended or the Act, and under appropriate state securities laws, or otherwise issued in compliance with such laws.

Stockholders

        As of February 13, 2004, we had 8,726 stockholders of record.

Distributions

        We have been paying monthly distributions since October 2003. The table below depicts the distribution levels from our inception. The rate shown is the annual per share amount.

Rate (per share per annum)	Date Declared	Date Distributed
$.30	October 1, 2003	November 10, 2003
.50	November 1, 2003	December 10, 2003
.70	December 1, 2003	January 10, 2004

        We declared distributions to our stockholders per weighted average number of shares outstanding during the period from October 1, 2003 to December 31, 2003 totaling $.15 per share. All of these amounts constitute a return of capital for federal income tax purposes for the year ended December 31, 2003.

        Options to purchase an aggregate of 15,000 shares at an exercise price of $8.95 per share have been granted to the independent directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 shares as to each of the independent directors plus options for 500 shares each on the date of the first annual meeting and 500 shares each on the date of each annual meeting thereafter). Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering. None of such options have been exercised. Therefore, no shares have been issued in connection with such options.

        Use of Proceeds from Registered Securities

        We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-103799), the initial offering on a best efforts basis of 250,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 20,000,000 shares at $9.50 per share pursuant to our DRP.

        As of December 31, 2003, we have sold the following securities in the initial offering for the following aggregate offering prices:

*	18,698,092	shares on a best efforts basis for $186,946,283; and
*	19,049	shares pursuant to the DRP for $180,968

        The total of shares and gross offering proceeds from all offerings as of December 31, 2003 is 18,717,141 shares for $187,127,251. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the initial offering.

        From September 15, 2003, which was the effective date of the initial offering through December 31, 2003, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$19,623,638	A
Finders' fees	—	A
Expenses paid to or for underwriters	—	A
Other expenses to affiliates	126,851	A
Other expenses paid to non-affiliates	2,394,325	A

Total expenses	$22,144,814

        The net offering proceeds to us for the initial offering period, after deducting the total expenses paid and accrued described above, are $164,982,437.

        The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

        Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	—	A
Purchase of real estate	134,747,624	A
Acquisition of other businesses	—	A
Repayment of indebtedness	—	A
Working capital (currently)	1,649,824	E
Temporary investments (currently)	28,584,989	A
Other uses	—	A

Total uses	164,982,437

        Of the amount used for purchases of real estate, $24,000,000 was paid to affiliates of the advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6.    Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

For the period from March 5, 2003 (inception) through December 31, 2003
(not covered by the Independent Auditors' Report)

Total assets		$212,102,163
Mortgages payable		$29,627,000
Total income		$782,281
Net loss		$(173,279)
Net loss per common share, basic and diluted (a)		$(.07)
Distributions declared		$1,285,329
Distributions per weighted average common share (a)	$	..15
Funds From Operations (a)(b)		$18,991
Cash flows provided by operating activities		$723,501
Cash flows used in investing activities		$(133,424,163)
Cash flows provided by financing activities		$197,081,796
Weighted average number of common shares outstanding, basic and diluted		2,520,986

        The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)
The net loss per share basic and diluted is based upon the weighted average number of common shares outstanding for the period from March 5, 2003 (inception) to December 31, 2003. The distributions per common share are based upon the weighted average number of common shares outstanding for the period from October 2, 2003 (first day shares were sold to the public) to December 31, 2003. See Footnote (b) below for information regarding our calculation of FFO. Our distributions of our current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income however in 2003 we had a tax loss which resulted in a return of capital. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital). These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder's shares. For the period from March 5, 2003 (inception) to December 31, 2003, $357,790 (or 100% of the distributions paid for 2003) represented a return of capital due to the tax loss in 2003. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, or approximately $0 for 2003. REIT taxable income does not include net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements. Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)
One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under Generally Accepted Accounting Principles in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy. FFO is calculated as follows:

2003
Net loss	$(173,279)
Depreciation and amortization related to investment properties	192,270

Funds from operations(1)	$18,991

(1)
FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report on Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

Overview

        We were formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. We have been operating and intend to continue operating as a real estate investment trust or REIT for Federal and state income tax purposes. We have initially focused on acquiring properties in the Western states. We have begun to acquire and plan to continue acquiring properties in the Western states. We may also acquire retail properties in locations throughout the United States. Inland Western Retail Real Estate Advisory Services, Inc. or our advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

        During 2003, we purchased eight properties, of which five were not located in our primary geographical area of interest. We purchased these five properties because we had the unique opportunity to take advantage of our advisor's mature acquisition pipeline of properties located east of the Mississippi River. Our strategy in purchasing these properties, as these properties were otherwise acceptable acquisition targets, was to deploy stockholder funds promptly and generate income for us as early as possible.

        Our goal is to purchase properties predominately west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives. As of February 13, 2004 we have purchased five additional properties located in the states of California, Texas, and Utah.

        We are in the process of raising offering proceeds and have raised $187,127,251 as of December 31, 2003.

        As of December 31, 2003, we owned a portfolio of eight properties and made one loan totaling $7,552,155 to an unaffiliated third party secured by a 49% interest in the limited liability company that owns the remaining portion of Newnan Crossing. The properties are located in Connecticut, Georgia, Illinois, Indiana, North Carolina, Oklahoma and Texas, and contain an aggregate of approximately 797,000 square feet of gross leasable area. As of December 31, 2003, approximately 98% of gross leasable area in the properties was leased.

Critical Accounting Policies and Estimates

General.

        The following disclosure pertains to critical accounting policies and estimates we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property

        We allocate the purchase price of the each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases and we consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economic, demographics, location, visibility, location, age and physical condition of the property.

        Impairment of Long-Lived Assets.    We conduct an impairment analysis on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144 or FAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. Subsequent impairment of investment properties, is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

        Cost Capitalization and Depreciation Policies.    Our policy is to review all expenses paid and capitalize any items exceeding $5,000 which are deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment properties classification as an asset to buildings and improvements.

        Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

        The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our 2003 real estate acquisitions. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $5,227 was applied as a reduction to rental income for the period from March 5, 2003 (inception) to December 31, 2003. Amortization pertaining to the below market lease costs of $15,386 was applied as an increase to rental income for the period from March 5, 2003 (inception) to December 31, 2003. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at December 31, 2003:

Amortization of:	2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	(431,185)	(431,185)	(429,043)	(37,016)	(37,016)	(225,001)
Acquired below market lease costs	582,355	582,355	582,355	561,053	531,230	3,071,065
Net rental income increase / (decrease)	151,170	151,170	153,312	524,037	494,214	2,846,064
Acquired in place lease intangibles	963,821	963,821	963,821	963,821	963,821	3,934,803

        The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $51,773 for the period from March 5, 2003 (inception) to December 31, 2003.

        Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

        Revenue recognition.    We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets. We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

        Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively effected and would be adjusted appropriately.

Liquidity and Capital Resources

General.

        Our principal demands for funds have been for property acquisitions, for the payment of operating expenses and dividends, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock. However, there may be a delay between the sale of the shares and our purchase of properties, which may result in a delay in the benefits to stockholders of returns generated from property operations. The advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf. After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

        Potential future sources of capital include proceeds from the public or private offering of our debt or equity securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us.

        Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future and can be met with funds from operations and working capital.

        If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures.

        We believe that our current capital resources (including cash on hand) and anticipated financings are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

        We were formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. As of December 31, 2003, subscriptions for a total of 18,718,092 shares had been received from the public, which include the 20,000 shares issued to the advisor. In addition, we distributed 19,049 shares pursuant to the DRP as of December 31, 2003. As a result of such sales, we received a total of $187,327,251 of gross offering proceeds as of December 31, 2003.

Mortgage Debt.

        As of December 31, 2003 we obtained mortgage debt on two properties totaling $29,627,000 that require monthly payments of interest only and bear interest at a range of 4.65% to 4.71% per annum.

        During the period from January 1, 2004 through February 13, 2004 we obtained mortgage financing on six properties that we purchased during 2003 or early 2004 totaling $128,570,000 that require monthly payments of interest only and bear interest at a range of 4.45% to 4.77% per annum.

        On February 9, 2004, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $1,200,000 to lock the interest rate at 4.372% for a period of 90 days for $60,000,000 in principal. We entered into the rate lock to secure the interest on mortgage debt to be identified as debt is placed on properties we currently own or will purchase in the future. The deposit is applied to the mortgage fundings as they occur.

        Line of Credit.    On December 24, 2003, we entered into a $150,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of one year. The funds from this line of credit will be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. We are required to pay interest only on the outstanding balance from time to time under the line at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2003, we were in compliance with such covenants. In connection with obtaining this line of credit, we paid fees in an amount of approximately $1,044,000 (which includes a .65% percent commitment fee). The outstanding balance on the line of credit was $5,000,000 as of December 31, 2003 with an average interest rate of 2.9375% per annum. We have applied for an additional $75,000,000 to be available under this program which would make a total of $225,000,000 available on this line. As of February 13, 2004, there is $70,000,000 outstanding on this line.

        Stockholder Liquidity.    We provide the following programs to facilitate investment in the shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

        The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of December 31, 2003, we distributed 19,049 shares pursuant to the DRP for an aggregate of $180,968.

        Subject to certain restrictions, the share repurchase program provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices

    One year from the purchase date, at $9.25 per share;
    Two years from the purchase date, at $9.50 per share;
    Three years from the purchase date, at $9.75 per share; and
    Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

        Shares purchased by us will not be available for resale. As of December 31, 2003, no shares have been repurchased.

Capital Resources

        We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on weighted average shares. Operating cash flows are expected to increase as additional properties are added to our portfolio.

        We believe that we should leverage our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds by placing individual financing on each of our properties. Accordingly, mortgage loans will generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

        During 2003, we closed on mortgage debt with a principal amount of $29,627,000. The average cost of funds for mortgage debt for 2003 was approximately 4.69%. All of our mortgage loans require monthly payments of interest only and are fixed-rate loans that bear interest at a rate between 4.65% and 4.71% per annum. These loans may be prepaid with a penalty after specific lockout periods.

        Although the loans we acquired are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis. Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

        Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the board of directors may deem relevant. We are currently paying a distribution of $.70 per share per annum.

Cash Flows From Operating Activities

        Cash flows provided by operating activities were approximately $723,500 for the period from March 5, 2003 (inception) to December 31, 2003. The net cash provided by operating activities for the period from March 5, 2003 (inception) to December 31, 2003 is due primarily to revenues from property operations during the period from March 5, 2003 (inception) to December 31, 2003.

Cash Flows From Investing Activities

        Cash flows used in investing activities were approximately $133,424,000 for the period from March 5, 2003 (inception) to December 31, 2003. The cash flows used in investing activities were primarily used for the acquisition of eight properties for approximately $127,195,000 and the funding for a note receivable in the amount of approximately $7,552,000.

        As of February 13, 2004, we had approximately $85,000,000 available for investment in additional properties. As of February 13, 2004 we are considering the acquisition of approximately $167,000,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our experience in raising funds in our current offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

        Cash provided by financing activities was approximately $197,082,000 for the period from March 5, 2003 (inception) to December 31, 2003. We generated proceeds from the sale of shares, net of offering costs paid, of approximately $166,352,000 for the period from March 5, 2003 (inception) to December 31, 2003. We also generated approximately $29,627,000 from the issuance of new mortgages secured by two of our properties for the period from March 5, 2003 (inception) to December 31, 2003 and $5,000,000 from funding on the line of credit. We paid approximately $4,000,000 for loan fees and approximately $358,000 in distributions to our stockholders for the period from March 5, 2003 (inception) to December 31, 2003. The sponsor has agreed to advance us amounts to pay these distributions until funds from operations are adequate to cover distributions.

        Given the current size of our offering, as of February 13, 2004, we could raise approximately $2,180,000,000 of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

        We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives we borrow primarily at fixed rates or variable rates with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

        Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	—	—	—	—	13,127,000	16,500,000
Variable rate debt (line of credit)	5,000,000	—	—	—	—	—
Average interest rate on debt:
Fixed rate debt (mortgage loans)	—	—	—	—	4.71%	4.65%
Variable rate debt (line of credit)	2.94%	—	—	—	—	—

Effects of Transactions with Related and Certain Other Parties

        On October 31, 2003, we acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property. The center contains approximately 116,300 gross leasable square feet and is located in Plano, Texas. An affiliate of our advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000. Inland Park Place Limited Partnership agreed to sell this property to us when sufficient funds from the sale of shares to acquire this property were raised by us. Inland Park Place Limited Partnership agreed to sell this property to us for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. Our total acquisition cost was $24,000,000, which included $132,000 of costs incurred by the affiliate. As part of the purchase, title to the property was subject to a loan placed on the property by Inland Park Place Limited Partnership for our benefit. The loan is in the amount of $13,127,000, requires interest only payments at a rate of 4.71% per annum and matures November 2008.

        Services Provided by Affiliates of the Advisor    As of December 31, 2003, we had incurred $22,144,814 of offering costs, of which $16,859,779 was paid or accrued to affiliates. In accordance with the terms of the offerings, the advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the advisor.

        The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the offerings. In addition, an affiliate of the advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings. Such costs are offset against the stockholders' equity accounts. Such costs totaled $16,859,779 for the period from March 5, 2003 (inception) to December 31, 2003, of which $1,369,366 was unpaid at December 31, 2003.

        The advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the period from March 5, 2003 (inception) to December 31, 2003, we incurred $194,017 of these costs, of which $40,703 remained unpaid as of December 31, 2003.

        An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .05% of the first $100,000,000 in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $328 for the period from March 5, 2003 (inception) to December 31, 2003.

        The advisor contributed $200,000 to our capital for which it received 20,000 shares.

        We used the services of an affiliate of the advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the period from March 5, 2003 (inception) to December 31, 2003, we paid loan fees totaling $59,523 to this affiliate.

        We pay an advisor asset management fee of not more than 1% of our net asset value. Our net asset value is defined as the total book value of our assets invested in equity interests and loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves, reduced by any mortgages payable on the respective assets. We compute our net asset value by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of net asset value as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average invested assets for that fiscal year. (average invested assets are the average of the total book value of our assets invested in equity interest and loans secured by real estate, before depreciation, reserve for bad debt or other similar non-cash reserves). We will compute the average invested assets by taking the average of these values at the end of each month for which we are calculating the fee), or (ii) 25% of our net income, before any additions to or allowances for reserves, depreciation, amortization, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders. For the year ended December 31, 2003, no asset management fees were due.

        The property manager, an entity owned principally by individuals who are affiliates of the advisor, is entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred and paid property management fees of $16,627 for the period from March 5, 2003 (inception) to December 31, 2003. None remained unpaid as of December 31, 2003.

        We established a discount stock purchase policy for our affiliates and affiliates of the advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 59,497 shares to affiliates and recognized an expense related to these discounts of $62,472 for the period from March 5, 2003 (inception) to December 31, 2003.

        As of December 31, 2003 we were due funds from our affiliates in the amount of $918,750 which is comprised of $73,750 due from an affiliate for costs paid by us on their behalf and $845,000 which is due from our sponsor for reimbursement of accrued December distributions paid by us in January. The sponsor has agreed to advance us amounts to pay distributions to our stockholders until funds from operations are adequate to cover the distributions. As of December 31, 2003 we owe funds to the sponsor in the amount of $1,202,519 for repayment of the funds advanced for payment of distributions.

        As of December 31, 2003 we owed funds to an affiliate in the amount of approximately $2,154,158 which were costs paid by the affiliate on our behalf relating to the acquisition of investment properties or financings. We intend on paying this amount borrowed during the first quarter of 2004.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

        The table below presents our obligations and commitments to make future payments under debt obligations, maintenance contracts and lease agreements as of December 31, 2003.

Contractual Obligations

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$29,627,000	—	—	13,127,000	16,500,000
Line of Credit	5,000,000	5,000,000	—	—	—

Contracts and Commitments

        On December 10, 2003, in connection with the purchase of Stony Creek Market Place, we entered into an earnout agreement with the seller. The earnout agreement provides that the seller shall retain the right for a 48 month period after the date of purchase, to purchase the development and leasing rights to a vacant 50,000 square foot padsite, included in the purchase of the property. If the seller develops and leases the padsite, we are required to purchase the seller's interest in the leases based on an agreed upon base rent divider. If the base rent divider should fall above or below certain limits, then the seller and we have certain rights to terminate the agreement.

        On December 31, 2003, in connection with the purchase of Pavilion at King's Grant, the purchase and sale contract provides that if anytime during the period January 1, 2004 through December 31, 2007 the tenant, Toys R Us, should increase their base rent up to a maximum amount of $250,000 and no decrease occurs in their requirement to pay for a certain percentage of expenses at the property, then we would be obligated to pay the seller additional funds related to the purchase based on an agreed income capitalization formula.

        As part of the purchase and sale agreement for Newnan Crossing, we are obligated to purchase the remaining portion of the shopping center that is currently under construction (approximately 28,000 square feet to be occupied by Linen's N Things) after construction is complete and the tenant has moved in and is paying rent. The purchase price for this portion of the center will be based on an agreed income capitalization formula.

        Subsequent to December 31, 2003, we purchased eight properties and an additional phase related to a property that we owned at December 31, 2003 for a purchase price of approximately $289,700,000. In addition, we are currently considering acquiring seven properties for an estimated purchase price of $167,000,000. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

        The following discussion is based primarily on our consolidated financial statements as of December 31, 2003 and for the period from March 5, 2003 (inception) to December 31, 2003.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,490	$127,195,469

Total	8	797,490	$127,195,469

        Rental Income, Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income.    Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $606,645 and all additional rental income was $137,988 for the period from March 5, 2003 (inception) to December 31, 2003. This income is due to the purchase of eight properties purchased during 2003 and the related income from the tenant leases.

        Interest Income.    Interest income consists of interest earned from short term investments and notes receivable that are held by us. Interest income was $37,648 for the period from March 5, 2003 (inception) to December 31, 2003. This results primarily from interest earned on cash and a note receivable funded during 2003 in the amount of approximately $7.6 million.

        Professional Services.    Professional services consist of fees to accountants and lawyers. Professional services expense was $88,058 for the period from March 5, 2003 (inception) to December 31, 2003. This results from professional services required as the business and investor base grows. Accounting fees comprise the majority of the professional services expense.

        General and Administrative Expenses.    General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, and printer costs. These expenses were $232,155 for the period from March 5, 2003 (inception) to December 31, 2003. This results from services required as we acquire properties and grow our portfolio of investment properties and our investor base and salaries reimbursed to affiliates for maintaining our accounting and investor records and affiliates common share purchase discounts account for the majority of the expense.

        Property Operating Expenses.    Property operating expenses consist of property management fees and property operating expenses, including real estate tax, costs of owning and maintaining shopping centers, real estate taxes, insurance, maintenance to the exterior of the buildings and the parking lots These expenses were $143,244 for the period from March 5, 2003 (inception) to December 31, 2003. These expenses were incurred on the properties purchased during the period from March 5, 2003 (inception) to December 31, 2003.

        Mortgage Interest.    Mortgage interest was $135,735 for the period from March 5, 2003 (inception) to December 31, 2003 and is due to the financing of two properties during 2003.

        Depreciation.    Depreciation expense was $140,497 and is due to depreciation on the properties purchased during the period from March 5, 2003 (inception) to December 31, 2003.

        Amortization.    Amortization expense was $76,608 and is due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $8.81 million and loan fees of $1.5 million during the period from March 5, 2003 (inception) to December 31, 2003.

Subsequent Events

        We paid distributions of $927,539 to our stockholders in January and $1,337,226 in February 2004.

        We issued 12,698,273 shares of common stock from January 1, 2004 through February 13, 2004, resulting in a total of 31,293,003 shares of common stock outstanding. As of February 13, 2004, subscriptions for a total of 12,555,862 shares were received resulting in total gross offering proceeds of $312,907,390 and an additional 142,411 shares were issued pursuant to the DRP for $1,352,905 of additional gross proceeds.

        We have signed an application to add $75,000,000 to the line of credit with Key Bank. Fundings under this line of credit, if approved, will require interest only payments.

        On February 9, 2004, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $1,200,000 to lock the interest rate at 4.372% for a period of 90 days for $60,000,000 in principal we could borrow. We entered into the rate lock to secure the interest on mortgage debt to be identified as debt is placed on properties we currently own or will acquire in the future. The deposit is applied to the mortgage fundings as they occur.

        The note receivable in the amount of $7,552,155 as of December 31, 2003 was repaid in full on February 13, 2004 in conjunction with the purchase of Newnan Crossing Phase II.

        We have acquired the following properties during the period January 1 to February 13, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
01/06/04	CorWest Plaza New Britain, CT	2000/ 2001	33,000,000	115,011	Stop & Shop CVS Pharmacy Liquor Depot
01/09/04	Hickory Ridge Hickory, NC	1999	41,900,000	310,360	Best Buy Kohl's Marshalls Linens N Things Old Navy Party City Shoe Carnival A.C. Moore
01/14/04	Larkspur Landing Larkspur, CA	1978/ 2001	61,100,000	173,814	Bed Bath & Beyond 24 Hour Fitness
01/15/04	North Ranch Pavilions Thousand Oaks, CA	1992	18,468,000	62,812	Bank of America
01/20/04	Metro Square Center Severn, MD	1999	11,031,000	61,817	Shoppers Food Warehouse
01/21/04	La Plaza Del Norte San Antonia, TX	1996/ 1999	59,100,000	320,362	Best Buy Bealls Ross Stores Office Max Oshman's Superstores Cost Plus DSW Shoe Warehouse David's Bridal Petco
02/05/04	MacArthur Crossing Los Colinas, TX	1995/ 1996	23,100,000	110,975	Stein Mart
02/13/04	Newnan Crossing Phase II Newnan, GA.	1997	22,362,000	153,798	TJ Maxx Office Depot Old Navy Michaels Party City
02/13/04	Promenade at Red Cliff St. George, UT	1999/ 1998	19,618,000	94,936	Old Navy Staples Big 5 Sporting Goods

        The mortgage debt financings obtained subsequent to December 31, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
1/05/04	Stony Creek Marketplace Noblesville, IN	4.77%	01/01/11	14,162,000
1/07/04	CorWest Plaza New Britain, CT	4.56%	02/01/09	18,150,000
1/21/04	Hickory Ridge Hickory, NC	4.531%	02/01/09	23,650,000
1/28/04	Shaw's—New Britain New Britain, CT	4.684%	11/01/33	6,450,000
1/30/04	Larkspur Landing Larkspur, CA	4.45%	02/01/09	33,630,000
2/04/04	La Plaza Del Norte San Antonio, TX	4.61%	03/01/10	32,528,000

        In connection with the financing of Shaw's—New Britain on January 28, 2004, the Park Place mortgage debt was modified to be cross-collaterialized with Shaw's—New Britain. All other terms of the Park Place debt remained the same.

        We are currently considering acquiring seven properties for an estimated purchase price of $167,000,000. Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease an information prior to purchasing the property.

Impact of Accounting Principles

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

        We did not enter into any financial instruments within the scope of this statement during the period from March 5, 2003 (inception) to December 31, 2003. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the SRP.

        In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities or Interpretation 46, which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. We do not own interests in special purpose entities and management does not believe that the adoption of Interpretation 46 will have a material impact on our consolidated financial statements.

Inflation

        For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of December 31, 2003, we owned three single-user triple-net leased properties.

Item 7(a).    Quantitative and Qualitative Disclosures About Market Risk

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

        We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the financing, with the right of offset. In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2003 we did not have any derivative financial instruments.

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

        While this hedging strategy will have the effect of smoothing out interest rate fluctuations, the result may be to reduce the overall returns on your investment.

        The fair value of our debt approximates its carrying amount as of December 31, 2003.

        Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	—	—	—	—	13,127,000	16,500,000
Variable rate debt (line of credit)	5,000,000	—	—	—	—	—
Average interest rate on debt:
Fixed rate debt (mortgage loans)	—	—	—	—	4.71%	4.65%
Variable rate debt (line of credit)	2.94%	—	—	—	—	—

        We have $5,000,000 of variable rate interest averaging 2.94% as of December 31, 2003. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of February 13, 2004, interest expense increases by $700,000 on an annual basis.

Item 8.    Consolidated Financial Statements and Supplementary Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

        Schedules not filed:

        All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Inland Western Retail Real Estate Trust, Inc.:

        We have audited the consolidated financial statements of Inland Western Retail Real Estate Trust, Inc. (the Company) as listed in the accompanying index. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2003 and the results of their operations and their cash flows for the period from March 5, 2003 (inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP
Chicago, Illinois February 13, 2004

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheet

December 31, 2003

Assets

Investment properties:
Land	$36,280,244
Building and other improvements	86,439,670

122,719,914
Less accumulated depreciation	(140,497)

Net investment properties	122,579,417
Cash and cash equivalents	64,381,134
Accounts and rents receivable	1,147,551
Due from affiliates	918,750
Note receivable	7,552,155
Acquired in-place lease intangibles (net of accumulated amortization of $51,773)	8,753,908
Acquired above market lease intangibles (net of accumulated amortization of $5,227)	1,590,446
Loan fees (net of accumulated amortization of $24,835)	1,434,160
Other assets	3,744,642

Total assets	$212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheet (continued)

December 31, 2003

Liabilities and Stockholder's Equity

Liabilities:
Accounts payable	$505,448
Accrued offering costs due to affiliates	1,369,366
Accrued real estate taxes	1,392,069
Distributions payable	927,539
Security deposits	108,189
Mortgages payable	29,627,000
Line of credit	5,000,000
Prepaid rental and recovery income	104,756
Advances from sponsor	1,202,519
Acquired below market lease intangibles (net of accumulated amortization of $15,386)	5,910,413
Other liabilities	71,927
Due to affiliates	2,154,158

Total liabilities	48,373,384

Stockholder's equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—
Common stock, $.001 par value, 250,000,000 shares authorized, 18,737,141 shares issued and outstanding	18,737
Additional paid in capital (net of offering costs of $22,144,814 of which $1,369,366 was paid or accrued to affiliates)	165,168,650
Accumulated distributions in excess of net loss	(1,458,608)

Total stockholders' equity	163,728,779

Commitments and contingencies (Note 11)
Total liabilities and stockholders' equity	$212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Operations

For the period from March 5, 2003 (inception) through December 31, 2003

Income:
Rental income	$606,645
Real estate tax recovery income	95,654
Common area costs recovery income	42,334
Interest income	37,648

Total income	782,281

Expenses:
Professional services	88,058
General and administrative expenses to affiliates	104,259
General and administrative expenses to non-affiliates	127,896
Property operating expenses to affiliates	16,627
Property operating expenses to non-affiliates	30,963
Real estate tax	95,654
Interest	135,735
Depreciation	140,497
Amortization	76,608
Acquisition cost expenses to affiliates	7,563
Acquisition cost expenses to non-affiliates	131,700

Total expenses	955,560

Net loss	$(173,279)

Net loss per common share, basic and diluted	$(.07)

Weighted average number of common shares outstanding, basic and diluted	2,520,986

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the period from March 5, 2003 (inception) to December 31, 2003

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Total
Balance at March 5, 2003 (inception)	—	—	—	—	—
Net loss	—	—	—	(173,279)	(173,279)
Distributions declared ($.15 per weighted average number of common shares outstanding)	—	—	—	(1,285,329)	(1,285,329)
Proceeds from offering	18,718,092	18,718	187,127,565	—	187,146,283
Offering costs		—	(22,144,814)	—	(22,144,814)
Proceeds from DRP	19,049	19	180,949	—	180,968
Common stock option expense	—	—	4,950	—	4,950

Balance at December 31, 2003	18,737,141	$18,737	$165,168,650	$(1,458,608)	$163,728,779

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Statement of Cash Flows

For the period from March 5, 2003 (inception) through December 31, 2003

Cash flows from operations:
Net loss	$(173,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	140,497
Amortization	76,608
Amortization on acquired above market leases	5,227
Amortization on acquired below market leases	(15,386)
Stock option expense	4,950
Changes in assets and liabilities:
Accounts and rents receivable	(1,147,551)
Accrued real estate taxes	1,240,567
Accounts payable	306,996
Prepaid rental and recovery income	104,756
Other liabilities	71,927
Security deposits	108,189

Net cash flows provided by operating activities	723,501

Cash flows from investing activities:
Purchase of investment properties	(122,719,914)
Acquired above market leases	(1,595,673)
Acquired in place lease intangibles	(8,805,681)
Acquired below market leases	5,925,799
Other assets	(830,697)
Funding of note receivable	(7,552,155)
Due to affiliates	2,154,158

Net cash flows used in investing activities	(133,424,163)

Cash flows from financing activities:
Proceeds from offering	187,146,283
Proceeds from the DRP	180,968
Payment of offering costs	(20,775,448)
Loan proceeds	29,627,000
Proceeds from unsecured line of credit	5,000,000
Loan fees	(4,022,986)
Distributions paid	(357,790)
Due from affiliates	(918,750)
Advances from sponsor	1,202,519

Net cash flows provided by financing activities	197,081,796

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Statement of Cash Flows (continued)

For the period from March 5, 2003 (inception) through December 31, 2003

Net increase in cash and cash equivalents	$64,381,134
Cash and cash equivalents, at beginning of period	—

Cash and cash equivalents, at end of period	$64,381,134

Supplement disclosure of cash flow information:
Cash paid for interest	$135,735

Supplement schedule of non-cash financing activities:
Distributions payable	$927,539

Accrued offering costs payable	$1,369,366

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2003

(1)   Organization

        Inland Western Retail Real Estate Trust, Inc. (the "Company") was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the "Advisor"), an Affiliate of the Company, to be the Advisor to the Company. On September 15, 2003, the Company commenced an initial public offering of up to 250,000,000 shares of common stock at $10 each and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment program.

        The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2003. Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

        The Company provides the following programs to facilitate investment in the Company's shares and to provide limited liquidity for stockholders.

        The Company allows stockholders who purchase shares in the offering to purchase additional shares from the Company by automatically reinvesting distributions through the distribution reinvestment program ("DRP"), subject to certain share ownership restrictions. Such purchases under the DRP are not be subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

        The Company will repurchase shares under the share repurchase program ("SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's board of directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors. As of December 31, 2003, no shares have been repurchased by the Company.

        The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries. Wholly owned subsidiaries generally consist of limited liability companies ("LLC's"). The effects of all significant intercompany transactions have been eliminated.

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

        Highly liquid investments with a maturity of three months or less when purchased are classified as cash equivalents.

        Costs associated with the offering are deferred and charged against the gross proceeds of the offering upon closing. Formation and organizational costs are expensed as incurred. As of December 31, 2003, $7,500 of organizational costs were expensed.

        The Company applies the fair value method of accounting as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation for its stock options granted. Under this method, the Company will report the value of granted options as a charge against earnings ratably over the vesting period.

        Real estate acquisitions are recorded at costs less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.

        Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

        The Company performed an impairment analysis for its long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144") to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company was based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Based upon the Company's judgment, no impairment was warranted as of December 31, 2003.

        Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

        Leasing fees are amortized on a straight-line basis over the life of the related lease.

        Loan fees are amortized on a straight-line basis over the life of the related loans.

        The Company allocates the purchase price of the each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationship value, and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value as if vacant. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases and we consider various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economic, demographics, location, visibility, location, age and physical condition of the property.

        The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to the 2003 real estate acquisitions. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $5,227 was applied as a reduction to rental income for the period from March 5, 2003

(inception) to December 31, 2003. Amortization pertaining to the below market lease costs of $15,386 was applied as an increase to rental income for the period from March 5, 2003 (inception) to December 31, 2003. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at December 31, 2003:

Amortization of:	2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	(431,185)	(431,185)	(429,043)	(37,016)	(37,016)	(225,001)
Acquired below market lease costs	582,355	582,355	582,355	561,053	531,230	3,071,065
Net rental income increase/(decrease)	151,170	151,170	153,312	524,037	494,214	2,846,064
Acquired in place lease intangibles	963,821	963,821	963,821	963,821	963,821	3,934,803

        The portion of the purchase price allocated to acquired in-place lease intangibles are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease intangibles of $51,773 for the period from March 5, 2003 (inception) to December 31, 2003.

        Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

        The carrying amount of the Company's debt approximates fair value. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

        Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved. The Company records percentage rental revenue in accordance with the SAB 101.

(3)   Transactions with Affiliates

        The Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

        As of December 31, 2003, the Company had incurred $22,144,814 of offering costs. Pursuant to the terms of the offering, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offering.

        Certain compensation and fees payable to the Advisor for services to be provided to the Company are limited to maximum amounts.

Nonsubordinated payments:
Offering stage:
Selling commissions	7.5% of the sale price for each share
Marketing contribution and due diligence allowance	3.0% of the gross offering proceeds

Reimbursable expenses and other expenses of issuance	We will reimburse our sponsor for actual costs incurred, on our behalf, in connection with the offering
Acquisition stage:
Acquisition expenses	We will reimburse an affiliate of our Advisor for costs incurred, on our behalf, in connection with the acquisition of properties
Operational stage:
Property management fee This fee terminates upon a business combination with the property management company.	4.5% of the gross income from the properties. (cannot exceed 90% of the fee which would be payable to an unrelated third party)
Loan servicing fee	..03% of the total principal amount of the loans being serviced For each full year, up to the first $100 million and a lesser percentage on a sliding scale thereafter
Other property level services	Compensation for these services will not exceed 90% of that which would be paid to any third party for such services
Reimbursable expenses relating to administrative services	The compensation and reimbursements to our Advisor and its affiliates will be approved by a majority of our directors
Liquidation stage:
Property disposition fee This fee terminates upon a business combination with the Advisor	Lesser of 3% of sales price or 50% of the customary commission which would be paid to a third party
Subordinated payments:
Operational stage:
Advisor asset management fee This fee terminates upon a business combination with the Advisor	Not more than 1% per annum of our average assets; Subordinated to a non-cumulative, non-compounded return, equal to 6% per annum
Liquidation stage:
Incentive advisory fee This fee terminates upon a business combination with the Advisor
After the stockholders have first received a 10% cumulative, non-compounded return per year and a return of their net investment, an incentive advisory fee equal to 15% on net proceeds from the sale of a property will be paid to the Advisor

        On October 31, 2003, the Company acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property. The center contains approximately 116,300 gross leasable square feet and is located in Plano, Texas. An affiliate of our Advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000. Inland Park Place Limited Partnership agreed to sell this property to the Company when sufficient funds from the sale of shares to acquire this property were raised. Inland Park Place Limited

Partnership agreed to sell this property to the Company for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. The Company's board of directors unanimously approved acquiring this property, including a unanimous vote of the independent directors. The total acquisition cost to the Company was $24,000,000, which included $132,000 of costs incurred by the affiliate.

        The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $16,859,779 for the period from March 5, 2003 (inception) to December 31, 2003, of which $1,369,366 was unpaid at December 31, 2003.

        The Advisor and its affiliates are entitled to reimbursement for general and administrative costs of the Advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the period from March 5, 2003 (inception) to December 31, 2003, the Company incurred $194,017 of these costs, of which $40,703 remained unpaid as of December 31, 2003.

        An affiliate of the Advisor provides loan servicing to the Company for an annual fee. The agreement allows for annual fees totaling .05% of the first $100,000,000 in mortgage balance outstanding and .03% of the remaining mortgage balance, payable monthly. Such fees totaled $328 in the period from March 5, 2003 (inception) to December 31, 2003.

        The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the period from March 5, 2003 (inception) to December 31, 2003, the Company paid loan fees totaling $59,523 to this affiliate.

        The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred and paid property management fees of $16,627 for the period from March 5, 2003 (inception) to December 31, 2003. None remained unpaid as of December 31, 2003.

        The Company established a discount stock purchase policy for affiliates of the Company and the Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending when the shares are purchased. The Company sold 59,497 shares to affiliates and recognized an expense related to these discounts of $62,472 for the period from March 5, 2003 (inception) to December 31, 2003.

        As of December 31, 2003 the Company was due funds from affiliates in the amount of $918,750 which is comprised of $73,750 due from an affiliate for costs paid on their behalf by the Company and $845,000 which is due from the sponsor for reimbursement of December distributions paid in January by the Company. The sponsor has agreed to advance funds to the Company for distributions paid to our shareholders until funds from operations are adequate to cover the distributions. As of December 31, 2003 the Company owed funds to the sponsor in the amount of $1,202,517 for repayment of these funds.

        As of December 31, 2003 the Company owed funds to an affiliate in the amount of $2,154,158 for the reimbursement of costs paid by the affiliate on behalf of the Company.

(3)   Stock Option Plan

        The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and

1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2003, we have issued 3,000 options to acquire shares to each of our independent directors, for a total of 15,000 options, of which none have been exercised or expired.

        The per share weighted average fair value of options granted was $0.60 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of five years and expected volatility rate of 18.0%. The Company has recorded $3,000 as expense for the 5,000 options (1,000 options per director) vesting upon the date of grant as of December 31, 2003 and will record the remaining $6,000 in expense ratably over the remaining two-year vesting period.

(4)   New Accounting Pronouncements

        In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities or Interpretation 46, which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Company does not own interests in special purpose entities and management does not believe that the adoption of Interpretation 46 will have a material impact on the Company's financial statements.

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

        The Company did not enter into any financial instruments within the scope of the Statement during the period from March 5, 2003 (inception) to December 31, 2003. To the extent stockholders request shares to be repurchased by the Company under the Share Repurchase Program, the Company's obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by the Company in accordance with the plan documents.

(5)   Leases

        Minimum lease payments to be received in the future under operating leases, assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2004	$ 10,053,640
2005	9,758,805
2006	9,684,354
2007	9,273,557
2008	9,033,324
Thereafter	78,836,462

Total	$126,640,142

        The remaining lease terms range from one year to 56 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

(6)   Note Receivable

        The note receivable balance of $7,552,155 as of December 31, 2003 consists of an installment note from Fourth Quarter Properties XIV, LLC (Fourth) that matures on January 15, 2004. This installment note is secured by a 49% interest in Fourth, which owns the remaining portion of the Newnan Crossing shopping center and is also guaranteed personally by the owner of Fourth. Interest only at a rate of 7.6192% per annum is due on the note.

        The installment note was advanced to Fourth in contemplation of the Company purchasing the remaining portions of Newnan Crossing. The Company did not call the note on January 15, 2004 and subsequently purchased the property on February 13, 2004 at which time the note was paid in full by Fourth.

(7) Mortgages Payable

        Mortgages payable consist of the following at December 31, 2003:

Fixed Rate Mortgages Payable	Interest Rate at	Maturity Date	Balance at December 31, 2003
Property as collateral:
Darien Commons	4.65%	06/01/10	$16,500,000
Park Place	4.71%	11/01/08	13,127,000

Total Fixed Rate Mortgages Payable			$29,627,000

        The following table shows the mortgage debt maturing during the next five years as of December 31, 2003.

2004	$—
2005	—
2006	—
2007	—
2008	13,127,000
Thereafter	16,500,000

$29,627,000

        All of the Company's mortgage loans require monthly payments of interest only. The fixed-rate loans may be prepaid with a penalty after specific lockout periods.

        On February 9, 2004, the Company entered into a rate lock agreement with Bear Stearns and paid a rate lock deposit of $1,200,000 to lock the interest rate at 4.372% for a period of 90 days on $60,000,000. The rate lock was entered into to secure the interest rate on mortgage debt to be identified as debt is placed on properties the Company currently owns or will acquire in the future.

(8) Line of Credit

        On December 24, 2003, the Company entered into a $150,000,000 unsecured line of credit arrangement with KeyBank N.A. for a period of one year. The funds from this line of credit will be used to provide liquidity from the time a property is purchased until permanent debt is place on the property. The Company is required to pay interest only on the outstanding balance from time to time under the line at the rate equal to LIBOR plus 175 basis points. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds remaining under this line. The line of credit requires compliance with certain covenants, such as debt service rations, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2003, the Company was in compliance with such covenants. In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,044,000 (which includes a .65% commitment fee). The outstanding balance on the line of credit was $5,000,000 as of December 31, 2003 with an effective interest rate of 2.9375% per annum.

(9) Segment Reporting

        The Company owns and seeks to acquire multi-tenant shopping centers primarily in the western United States. All of the Company's shopping centers are currently located in Connecticut, Georgia, Illinois, Indiana, North Carolina, Oklahoma, and Texas. The Company's shopping centers are typically anchored by grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

        The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations. Since all of the Company's properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

        Net property operations are summarized in the following table for the period from March 5, 2003 (inception) to December 31, 2003, and a reconciliation to net loss.

Property rental and additional rental income	$744,633
Total property operating expenses	(143,244)
Mortgage interest	(132,471)

Net property operations	468,918

Interest income	37,648
Less non-property expenses:
Professional services	(88,058)
General and administrative expenses	(235,419)
Acquisition cost expenses	(139,263)
Depreciation and amortization	(217,105)

Net loss	$(173,279)

        The following table summarizes property asset information as of December 31, 2003.

Total assets:
Shopping centers	$142,804,128
Non-segment assets	69,298,035

$212,102,163

        The Company does not derive any of it's consolidated revenue from foreign countries and does not have any major customer that individually account for 10% or more of the Company's consolidated revenues

(10) Earnings (loss) per Share

        Basic and diluted earnings (loss) per share ("EPS") is computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). As a result of the net loss incurred in 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.

        The basic and diluted weighted average number of common shares outstanding were 2,520,986 for the period from March 5, 2003 (inception) to December 31, 2003.

(11) Commitments and Contingencies

        On December 10, 2003, in connection with the purchase of Stony Creek Market Place, the Company entered into an earnout agreement with the seller of the property. The earnout agreement stipulates that the seller shall retain the right, for a 48 month period after the date of purchase, to purchase the development and leasing rights to a vacant 50,000 square foot padsite included in the purchase of the property. If the seller develops and leases the padsite within the 48 month period, the Company is required to purchase the seller's interest in the leases based on an agreed upon base rent divider stipulated in the purchase and sale agreement. If the base rent divider should fall above or below certain limits, then the seller and purchaser have certain rights to terminate this agreement.

        On December 31, 2003, in connection with the purchase of Pavilion at King's Grant, the purchase and sale contract stipulates that if anytime during the period from January 1, 2004 through December 31, 2007 the tenant, Toys R Us located in the shopping center, should increase their base rent up to a maximum amount of $250,000 and no decrease occurs in their requirement to pay for a certain percentage of expenses at the property, then the Company would be obligated to pay the seller additional funds related to the purchase based on a income capitalization formula stipulated in the purchase and sale agreement. After December 31, 2007 the Company is no longer obligated to pay the seller additional funds.

        As part of the purchase and sale agreement for Newnan Crossing, the Company is obligated to purchase the remaining portion of the shopping center that is currently under construction (approximately 28,000 square feet to be occupied by Linen's N Things) after construction is complete and the tenant has moved in and is paying rent. The purchase price for this portion of the center will be based on an income capitalization formula.

(12) Subsequent Events

        The Company issued 12,698,273 shares of common stock from January 1, 2004 through February 13, 2004 in connection with the offering, resulting in gross proceeds of $126,917,854.

        The Company is currently considering acquiring seven properties for an estimated purchase price of $167,000,000. Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease an information prior to purchasing the property.

        The Company has signed an application for an addition of $75,000,000 to the line of credit with Key Bank. Fundings under the line of credit will require interest only payments based on the provisions of the existing line of credit with Key Bank. As of February 13, 2004, the Company's outstanding balance owed on the line of credit is $70,000,000.

        The Company has acquired the following properties during the period January 1 to February 13, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
01/06/04	CorWest Plaza New Britain, CT	2000/ 2001	33,000,000	115,011	Stop & Shop CVS Pharmacy Liquor Depot
01/09/04	Hickory Ridge Hickory, NC	1999	41,900,000	310,360	Best Buy Kohl's Marshall's Linens N Things Old Navy Party City Shoe Carnival A.C. Moore
01/14/04	Larkspur Landing Larkspur, CA	1978/ 2001	61,100,000	173,814	Bed Bath & Beyond 24 Hour Fitness
01/15/04	North Ranch Pavilions Thousand Oaks, CA	1992	18,468,000	62,812	Bank of America
01/20/04	Metro Square Center Severn, MD	1999	11,031,000	61,817	Shoppers Food Warehouse
01/21/04	La Plaza Del Norte San Antonia, TX	1996/ 1999	59,100,000	320,362	Best Buy Bealls Ross Stores Office Max Oshman's Superstores Cost Plus DSW Shoe Warehouse David's Bridal Petco
Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
02/05/04	MacArthur Crossing Los Colinas, TX	1995/ 1996	23,100,000	110,975	Stein Mart
02/13/04	Promenade at Red Cliff St. George, UT	1999/ 1998	19,618,000	94,936	Old Navy Staples Big 5 Sporting Goods
02/13/04	Newnan Crossing, Phase II Newnan, GA	1997	22,362,000	153,798	TJ Maxx Office Depot Old Navy Michaels Party City

        The mortgage debt and financings obtained subsequent to December 31, 2003, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
2/04/04	La Plaza Del Norte San Antonio, TX	4.61%	03/01/10	32,528,000
1/30/04	Larkspur Landing Larkspur, CA	4.45%	02/01/09	33,630,000
1/28/04	Shaw's—New Britain (A) New Britain, CT	4.684%	11/01/33	6,450,000
1/21/04	Hickory Ridge Hickory, NC	4.531%	02/01/09	23,650,000
1/07/04	Cor West Plaza New Britain, CT	4.56%	02/01/09	18,150,000
1/05/04	Stony Creek Marketplace Noblesville, IN	4.77%	01/01/11	14,162,000
(A)
In connection with the financing of Shaw's—New Britain on January 28, 2004, the Park Place mortgage debt was modified to be cross-collateralized with the Shaw's—New Britain mortgage debt. All other terms of the Park Place debt generally remained the same.

(13) Supplemental Financial Information (unaudited)

        The following represents the results of operations, for the each quarterly period, during 2003.

	2003
	Dec. 31	Sept. 30	June 30	March 31
Total income	$782,281	—	—	—
Net loss	(123,235)	(32,794)	(9,750)	(7,500)
Net loss, per common share, basic and diluted:	(.01)	(1.64)	(.49)	(.38)
Weighted average number of common shares outstanding, basic and diluted	8,319,975	20,000	20,000	20,000

Inland Western Retail Real Estate Trust, Inc.
(A Maryland Corporation)

Schedule III
Real Estate and Accumulated Depreciation

December 31, 2003

		Initial Costs (A)		Gross amount at which carried at end of period
	Encumbrance	Land	Buildings And Improvements	Adjustments to Basis	Land	Buildings And Improvements	Total(C)	Accumulated Depreciation (D)	Date Constructed	Date Acquired
Darien Commons	16,500,000	7,000,000	22,468,408	—	7,000,000	22,468,408	29,468,408	56,280	1994	12/03
Eckerd Drug Store—Edmund	—	975,000	2,400,249	—	975,000	2,400,249	3,375,249	—	2003	12/03
Eckerd Drug Store—Norman	—	932,000	4,369,730	—	932,000	4,369,730	5,301,730	—	2003	12/03
Newnan Crossing	—	4,542,244	12,188,579	—	4,542,244	12,188,579	16,730,823	84,217	1999	12/03
Park Place	13,127,000	9,096,000	13,174,867	—	9,096,000	13,174,867	22,270,867	—	2001	10/03
Pavilion at King's Grant	—	4,300,000	2,741,212	—	4,300,000	2,741,212	7,041,212	—	2002/2003	12/03
Shaw's Supermarket	—	2,700,000	11,532,191	—	2,700,000	11,532,191	14,232,191	—	1995	12/03
Stony Creek Market Place	—	6,735,000	17,564,434	—	6,735,000	17,564,434	24,299,434	—	2003	12/03

Total:	$29,627,000	$36,280,244	$86,439,670	—	$36,280,244	$86,439,670	$122,719,914	$140,497

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)
The aggregate cost of real estate owned at December 31, 2003 for Federal income tax purposes was approximately $127,195,000 (unaudited).

(C)
Reconciliation of real estate owned:

Balance at March 5, 2003 (inception)	$—
Purchases of property	127,195,469
Acquired in-place lease intangibles	(8,805,681)
Acquired above market lease intangibles	(1,595,673)
Acquired below below market lease intangibles	5,925,799

Balance at December 31, 2003	$122,719,914

(D)
Reconciliation of accumulated depreciation:

Balance at March 5, 2003 (inception)	$—
Depreciation expense	140,497

Balance at December 31, 2003	$140,497

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There were no disagreements on accounting or financial disclosure during 2003.

Item 9(a)    Controls Evaluation and Related CEO and CFO Certifications

        We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" (Disclosure Controls) as of the end of the period covered by this Annual Report. The controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and principal financial and accounting officer (CFO).

        Attached as exhibits to this Annual Report are certifications of the CEO and the CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This "Controls and Procedures" section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Definition of Disclosure Controls

        Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of our internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within our Disclosure Controls, they are included in the scope of our quarterly controls evaluation.

Limitations on the Effectiveness of Controls

        The company's management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

        The evaluation of our Disclosure Controls included a review of the controls' objectives and design, the company's implementation of the controls and the effect of the controls on the information generated for use in this Annual Report. In the course of the controls evaluation, we sought to identify data errors, control problems or acts of fraud and confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the CEO and CFO, concerning the effectiveness of the controls can be reported in our Quarterly Reports on Form 10-Q and to supplement our disclosures made in our Annual Report on Form 10-K. Many of the components of our Disclosure Controls are also evaluated on an ongoing basis by our personnel, as well as our independent auditors who evaluate them in connection with determining their auditing procedures related to their report on our annual financial statements and not to provide assurance on our controls. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

        Among other matters, we also considered whether our evaluation identified any "significant deficiencies" or "material weaknesses" in our internal control over financial reporting, and whether the company had identified any acts of fraud involving personnel with a significant role in our internal control over financial reporting. This information was important both for the controls evaluation generally, and because item 5 in the certifications of the CEO and CFO requires that the CEO and CFO disclose that information to our Board's Audit Committee and to our independent auditors. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions," which are deficiencies in the design or operation of controls that could adversely affect our ability to record, process, summarize and report financial data in the financial statements. Auditing literature defines "material weakness" as a particularly serious reportable condition in which the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and the risk that such misstatements would not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to address other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accordance with our ongoing procedures.

Conclusions

        Based upon the controls evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, as of the end of the period covered by this Annual Report, our Disclosure Controls were effective to provide reasonable assurance that material information relating to Intel and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Part III

Item 10.    Directors and Executive Officers of the Registrant

Our Directors and Executive Officers

        The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position and office with us
Robert D. Parks	60	Chairman, chief executive officer and affiliated director
Roberta S. Matlin	59	Vice president—administration
Scott W. Wilton	43	Secretary
Kelly E. Tucek	41	Treasurer
Brenda G. Gujral	61	Affiliated director
Frank A. Catalano, Jr.	42	Independent director
Kenneth H. Beard	64	Independent director
Paul R. Gauvreau	64	Independent director
Gerald M. Gorski	61	Independent director
Barbara A. Murphy	66	Independent director

*
As of January 1, 2004

        The Inland Group, Inc. or Inland, together with its subsidiaries and its and their affiliates (collectively, the "Inland Affiliated Companies" or the "Inland Organization"), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation or IREIC, a subsidiary of Inland, and one of the Inland Affiliated Companies, is the sponsor and organizer of the Company. Inland Western Retail Real Estate Advisory Services, Inc., or the Advisor, is a wholly owned subsidiary of IREIC. Inland Securities Corporation or ISC, another of the Inland Affiliated Companies, is the Dealer Manager of our offerings.    ISC was formed in 1984 and is qualified to do business as a securities broker-dealer throughout the United States. Since its formation, ISC has provided the marketing function for distribution of the investment products sponsored by IREIC. ISC does not render such services to anyone other than the Inland Affiliated Companies. Our senior management includes executives of the Inland Affiliated Companies named above.

        Robert D. Parks has been a director of The Inland Group since 1968 and is one of the four original principals. He has been our chairman, chief executive officer, and an affiliated director since our formation. He is chairman of our sponsor and a director of our managing dealer. Mr. Parks is president, chief executive officer and a director of Inland Real Estate Corporation. He is a director of Inland Real Estate Advisory Services, Inc., Inland Investment Advisors, Inc., Partnership Ownership Corp., Inland Southern Acquisitions, Inc. and Inland Southeast Investment Corp. He is chairman, chief executive officer and director of Inland Retail Real Estate Trust, Inc. and a trustee of Inland Mutual Fund Trust, Inc.

        Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for our sponsor. He oversees and coordinates the marketing of all investments and investor relations.

        Prior to joining Inland, Mr. Parks was a school teacher in Chicago's public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago. He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers, Inc. He is also a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning, as well as a member of the National Association of Real Estate Investment Trusts, Inc.

        Roberta S. Matlin has been our vice president of administration since our formation. Ms. Matlin joined Inland in 1984 as director of investor administration and currently serves as senior vice president of investments of our sponsor, directing its day-to-day internal operations. Ms. Matlin is a director of our sponsor and of our managing dealer. Since 1998, she has been vice president of administration of Inland Retail Real Estate Trust and was vice president of administration of Inland Real Estate Corporation from 1995 until 2000. she is president and a director of Inland Investment Advisors, Inc. and Intervest Southern Real Estate Corporation, and a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services. Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers, Inc.

        Scott W. Wilton has been our secretary since our formation. Mr. Wilton joined The Inland Group in January 1995. He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. In 1998, Mr. Wilton became secretary of Inland Retail real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc. In 2001, he became the Secretary of Inland Real Estate Exchange corporation. Mr. Wilton is involved in all aspects of The Inland Group's business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management. He received B.S. degrees in economics and history from the University of Illinois at Champaign 1982 and his law degree from Loyola University of Chicago, Illinois 1985. Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate and corporate transactions and litigation.

        Kelly E. Tucek has been our treasurer since our formation. Ms. Tucek joined The Inland Group in 1989 and is an Assistant Vice President of Inland Real Estate Investment Corporation. As of August 1996, Ms. Tucek is responsible for the Investment Accounting Department, which includes all public partnership accounting functions along with quarterly and annual SEC filings. Prior to joining Inland, Ms. Tucek was on the audit staff of Coopers and Lybrand since 1984. She received her B.A. Degree in Accounting and Computer Science from North Central College.

        Brenda G. Gujral, an affiliated director, is president, chief operating officer and a director of Inland Real Estate Investment Corporation, the parent company of our advisor. She is also president, chief operating officer and a director of our managing dealer. Mrs. Gujral is also a director of Inland Investment Advisors, Inc., an investment advisor.

        Mrs. Gujral has overall responsibility for the operations of Inland Real Estate Investment Corporation, including the distribution of checks to over 50,000 investors, the review of periodic communications to those investors, the filing of quarterly and annual reports for Inland Real Estate Investment Corporation—sponsored publicly registered investment programs with the Securities and Exchange Commission, compliance with other Securities and Exchange Commission and National Association of Securities dealers securities regulations both for

Inland Real Estate Investment Corporation and Inland Securities Corporation, review of asset management activities and marketing and communications with the independent broker-dealer firms selling current and prior Inland Real Estate Investment Corporation sponsored investment programs. She works with internal and outside legal counsel in structuring Inland Real Estate Investment Corporation's investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

        Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon to implement land use legislation for that state.

        She is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the National Association of Securities Dealers and is a member of The National Association of Real Estate Investment Trusts. Ms. Gujral is also a member of the Financial Planning Association, the Foundation for Financial Planning and the National Association for Female Executives.

        Frank A. Catalano, Jr.    has served as president of Catalano & Associates since 1999. Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings. Mr. Catalano's experience also includes mortgage banking. Since 2002, he has been a vice president of First Home Mortgage Company. Prior to that, Mr. Catalano was a regional manager at Flagstar Bank. He also was president and chief executive officer of CCS Mortgage, Inc. from 1995 through 2000, when Flagstar Bank acquired it.

        Mr. Catalano is a member of the Elmhurst, IL Chamber of Commerce and as past chairman of the board, he is also a member of the Elmhurst Jaycees, Elmhurst Hospital Board of Governors, Elmhurst Kiwanis and is currently the President of Elmhurst Historical Museum Commission. Mr. Catalano holds a mortgage broker's license.

        Kenneth H. Beard was president and chief executive officer of Exelon Services, an energy services company from 1999-2002, where he had responsibility for financial performance including being accountable for creating business strategy, growing the business through acquisition, integrating acquired companies and developing infrastructure for the combined acquired businesses. Exelon Services is a subsidiary of Exelon Corporation, a New York Stock Exchange listed company. Prior to that position, from 1974 to 1999, Mr. Beard was the founder, president and chief executive officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning company providing innovative and cost effective construction services and solutions for commercial, industrial, and institutional facilities. From 1964 to 1974, Mr. Beard was employed at The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment having positions in sales, sales management and general management.

        Mr. Beard holds a MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer. He is on the board of directors of the Wellness House in Hinsdale, Illinois, a cancer support organization, and Harris Bank—Hinsdale, serves on the Dean's Advisory Council of the University of Kentucky, School of Engineering, and is a past member of the Oak Brook, Illinois Plan Commission (1981-19991).

        Paul R. Gauvreau is the retired chief financial officer, financial vice president and treasurer of Pittway Corporation, New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001. He was president of Pittway's non-operating real estate and leasing subsidiaries through 2001. He was a financial consultant to Honeywell, Inc.; is a financial consultant to Genesis Cable, L.L.C.; and a Director of ADUSA, Inc. He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003. Prior to 1995, he was a director and acting chief financial officer instrumental in 1996 Cylink initial public offering.

        Mr. Gauvreau holds a MBA from the University of Chicago and a BSC from Loyola University of Chicago. He is on the Board of Trustees, Chairman of the Advancement Committee and Vice Chairman of the Finance Committee of Benedictine University, Lisle, Illinois; a member of the Board of Trustees of the Chaddick Institute of DePaul University, Chicago, Illinois; and a member of the board of directors and vice president of the Children's Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

        Gerald M. Gorski is a partner in the law firm of Gorski and Good, Wheaton, Illinois. Mr. Gorski's practice is limited to governmental law. His firm represents numerous units of local government in Illinois and Mr. Gorski has served as a Special Assistant State's Attorney and Special Assistant Attorney General in Illinois. He received a Bachelor of Arts degree from North Central College with majors in Political Science and Economics and a Juris Doctor degree from DePaul University Law School where he was placed on the Deans Honor List. Mr. Gorski serves as a Vice-Chairman of the Board of Commissioners for the DuPage Airport Authority. He has written numerous articles on various legal issues facing Illinois municipalities; has been a speaker at a number of municipal law conferences and is a member of the Illinois Bar Association, the Institute for Local Government Law and the International Municipal Lawyers Association.

        Barbara A. Murphy is the Chairwoman of the DuPage Republican Party. Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board. Ms. Murphy is a Milton Township Trustee and a committeeman for Milton Township Republican Central Committee. Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force, and the Illinois Toll Highway Advisory Committee. Ms. Murphy is a founding member of the Family Shelter Service Board. As an active volunteer for Central DuPage Hospital, she acted as the "surgery hostess" (cared for families while a family member was undergoing surgery). Ms. Murphy was a department manager and buyer for J.W. Robinson's and Bloomingdale's and the co-owner of Daffy Down Dilly Gift Shop.

        The information which appears under the captions "Proposal No. 1—Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11.    Executive Compensation

        The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Items 11, provided, however, that the Report of the Compensation Committee of the board of directors on Executive Compensation set forth there in shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Action of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Statements

        The information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13.    Certain Relationships and Related Transactions

        The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.    Principal Accountant Fees and Services

        The information which appears under the caption "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated by reference into this Item 14.

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
List of documents filed:

(1)
Report of Independent Public Accountants

(2)
The consolidated financial statements of the Company are set forth in the report in Item 8.

  (3)
  Financial Statement Schedules:

        Financial statement schedule for the period from March 5, 2003 (inception) to December 31, 2003 is submitted herewith.

Page
Real Estate and Accumulated Depreciation (Schedule III)	47

        Schedules not filed:

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

  (4)
  Exhibits: See Item (c) below

(b)
Reports on Form 8-K

        The following reports on Form 8-K were filed during the quarter of the period covered by this report.

    Report on Form 8-K dated November 7, 2003
    Item 2—Acquisition or Deposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated December 18, 2003
    Item 2—Acquisition or Deposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K/A dated December 18, 2003
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated December 31, 2003
    Item 2—Acquisition or Deposition of Assets
    Item 7—Financial Statements and Exhibits

(c)
Exhibits:

EXHIBIT NO.		DESCRIPTION
1.1	*	Form of Dealer Manager Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Securities Corporation.
1.2	*	Form of Soliciting Dealers Agreement by and between Inland Securities Corporation and the Soliciting Dealers.
3.1	*	First Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.
3.2	*	Bylaws of Inland Western Retail Real Estate Trust, Inc.
4.1	*	Specimen Certificate for the Shares.
5	*	Opinion of Duane Morris LLP as to the legality of the Shares being registered.
8	*	Opinion of Duane Morris LLP as to tax matters.
10.1	*	Form of Escrow Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association.
10.2	*	Form of Advisory Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.
10.3	*	Form of Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Property Management Corp.
10.4	*	Property Acquisition Service Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation, Inland Real Estate Advisory Services, Inc., and Inland Real Estate Acquisitions, Inc.
10.5	*	Independent Director Stock Option Plan
10.6	*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.
10.7	*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.
10.8	*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003
10.9	*	Share Repurchase Plan
10.10	*	Agreement for Purchase and Sale (Re: Stony Creek) dated November 11, 2003
10.11	*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003
10.12	*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003
10.13	*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003
10.14		Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.
10.15		Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.
10.16		Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.
10.17		Promissory Note (Re: Shops at Park Place) dated October 31, 2003.
10.18		Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.
10.19		Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003
10.20		Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.
10.21		Purchase and Sale Agreement (Re: Shaws Supermarkets — New Britain) dated November 20, 2003.
10.22		Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.
10.23		Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.
10.24		Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.
10.25		Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.
10.26		Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.
10.27		Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.
10.28		Related Agreement (Re: Darien Towne Center) dated December 19, 2003.
10.29		Assignment (Re: Darien Towne Center) dated December 19, 2003.
10.30		Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket — New Britain) dated December 30, 2003.
10.31		Amended Purchase Agreement (Re: Pavilions at Kings Grant) dated December 31, 2003.
10.32		Post Closing and Indemnity Agreement (Re: Pavilions at Kings Grant) dated December 31, 2003.
10.33		Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.

10.34		Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.35		Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.36		Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.37		Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.38		Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.39		Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.
10.40		Promissory Note (Re: Hickory Ridge) dated January 23, 2004.
10.41		Post Closing Agreement (Re: Hickory Ridge) dated January 2004.
10.42		Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.
10.43		Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket — New Britain) dated January 2004.
10.44		Promissory Note (Re: Shops at Park Place and Shaws Supermarket — New Britain) dated January 2004
10.45		Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket — New Britain) dated January 2004.
10.46		Loan Agreement (Re: Shops at Park Place and Shaws Supermarket — New Britain) dated January 2004.
10.47		Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.
10.48		Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket — New Britain) dated January 2004.
10.49		Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.
10.50		Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.51		Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.52		Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.
10.53		Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003
10.54		Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.
10.55		Amended Purchase and Sale Agreement (Re: Metro Square Center dated January 16, 2004.
10.56		Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.
10.57		Reinstatement of and Amended to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.
10.58		Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.
10.59		Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.
10.60		Assignment of Contract (Re: MacArthur Crossing) dated February 2004.
10.61		Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.62		Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.
10.63		Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.64		Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.
10.65		Assignment (Re: La Plaza Del Norte) dated January 21, 2004.
10.66		Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.
10.67		Assignment (Re: Larkspur Landing) dated January 14, 2004.
10.68		Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.
23.2	*	Consent of Duane Morris LLP (included in Exhibit 5).
23.3	*	Consent of Duane Morris LLP (included in Exhibit 8).
24	*	Power of Attorney (included on signature page to the Registration Statement).
31.1		Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer
31.2		Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting and Financial Officer
32.1		Section 1350 Certification by Chief Executive Officer and Principal Accounting and Financial Officer
*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

        INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Robert D. Parks Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director
Date:	February 27, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Robert D. Parks Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director	By:	/s/ Kenneth H. Beard Kenneth H. Beard Independent Director
Date:	February 27, 2004	Date:	February 27, 2004
By:	/s/ Kelly E. Tucek Kelly E. Tucek Treasurer and principal accounting and financial officer	By:	/s/ Paul R. Gauvreau Paul R. Gauvreau Independent Director
Date:	February 27, 2004	Date:	February 27, 2004
By:	/s/ Brenda G. Gujral Brenda G. Gujral Affiliated Director	By:	/s/ Gerald M. Gorski Gerald M. Gorski Independent Director
Date:	February 27, 2004	Date:	February 27, 2004
By:	/s/ Frank A. Catalano, Jr. Frank A. Catalano, Jr Independent Director	By:	/s/ Barbara A. Murphy Barbara A. Murphy Independent Director
Date:	February 27, 2004	Date:	February 27, 2004

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7(a). Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Consolidated Financial Statements and Supplementary Data
INDEPENDENT AUDITORS' REPORT
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statement of Operations For the period from March 5, 2003 (inception) through December 31, 2003
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9(a) Controls Evaluation and Related CEO and CFO Certifications
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Statements
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES