Form 10-Q
period 2004-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2004-05-11
CIK 1222840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2)               Yes           X  No

As of April 30, 2004, there were 59,547,146 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets

March 31, 2004 and December 31, 2003

Assets
	March 31, 2004
	(unaudited)	December 31, 2003
Investment properties:
Land	$138,268,244	36,280,244
Building and other improvements	335,281,426	86,439,670

	473,549,670	122,719,914
Less accumulated depreciation	(2,739,803)	(140,497)

Net investment properties	470,809,867	122,579,417

Cash and cash equivalents (including cash held by management company of $4,573,109 and $238,878 as of March 31, 2004 and December 31, 2003, respectively)	195,670,934	64,381,134
Restricted cash (Note 2)	2,340,112	-
Accounts and rents receivable	2,436,198	1,147,551
Due from affiliates	2,011,620	918,750
Note receivable	-	7,552,155
Acquired in-place lease intangibles (net of accumulated amortization of $849,812 and $51,773 as of March 31, 2004 and December 31, 2003, respectively)	39,538,403	8,753,908
Acquired above market lease intangibles (net of accumulated amortization of $342,830 and $5,227 as of March 31, 2004 and December 31, 2003, respectively)	8,384,759	1,590,446
Loan fees (net of accumulated amortization of $320,376 and $24,835 as of March 31, 2004 and December 31, 2003, respectively)	2,055,614	1,434,160
Other assets	6,366,548	3,744,642

Total assets	$729,614,055	212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

March 31, 2004 and December 31, 2003

Liabilities and Stockholders' Equity
	March 31, 2004
	(unaudited)	December 31, 2003
Liabilities:
Accounts payable	$418,729	505,448
Accrued offering costs due to affiliates	3,469,451	1,369,366
Accrued interest payable	526,315	-
Tenant improvements payable	1,982,504	-
Accrued real estate taxes	2,243,406	1,392,069
Distributions payable	2,530,855	927,539
Security deposits	703,670	108,189
Mortgages payable	210,394,891	29,627,000
Line of credit	70,000,000	5,000,000
Prepaid rental income and other liabilities	622,627	176,683
Advances from sponsor	2,369,139	1,202,519
Acquired below market lease intangibles (net of accumulated amortization of $372,215 and $15,386 as of March 31, 2004 and December 31, 2003, respectively)	11,045,204	5,910,413
Restricted cash liability (Note 2)	2,340,112	-
Due to affiliates	-	2,154,158

Total liabilities	308,646,903	48,373,384

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 250,000,000 shares authorized, 48,230,815 and 18,737,141 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively	48,231	18,737
Additional paid-in capital (net of offering costs of $54,175,888 and $22,144,814 as of March 31, 2004 and December 31, 2003, respectively, of which $41,067,077 and $16,859,779 was paid or accrued to affiliates as of March 31, 2004 and December 31, 2003, respectively)	427,971,650	165,168,650
Accumulated distributions in excess of net income (loss)	(7,052,729)	(1,458,608)

Total stockholders' equity	420,967,152	163,728,779
Commitments and contingencies (Note 12)
Total liabilities and stockholders' equity	$729,614,055	212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations

For the three months ended March 31, 2004 and
for the period from March 5, 2003 (inception) through March 31, 2003
(unaudited)
	Three months ended	Period from March 5, 2003 (inception) through
	March 31, 2004	March 31, 2003
Income:
Rental income, including above and below market lease costs	$7,553,005	-
Real estate tax recovery income	906,730	-
Common area costs recovery income	841,058	-
Other income	6,550	-
Interest income	209,607	-

Total income	9,516,950	-

Expenses:
Professional services	56,416	-
General and administrative expenses to affiliates	436,009	1,800
General and administrative expenses to non-affiliates	300,942	7,500
Property operating expenses to affiliates	413,415	-
Property operating expenses to non-affiliates	619,989	-
Real estate taxes	987,468	-
Interest	2,558,593	-
Depreciation	2,599,306	-
Amortization	1,093,580	-
Acquisition cost expenses to affiliates	53,369	-
Acquisition cost expenses to non-affiliates	362,095	-

Total expenses	9,481,182	9,300

Net income (loss)	$35,768	(9,300)

Net income (loss) per common share, basic and diluted	$-	(.47)

Weighted average number of common shares outstanding, basic and diluted	32,314,792	20,000

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the three month period ended March 31, 2004

(unaudited)
	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Total

Balance at December 31, 2003	18,737,141	$ 18,737	$ 165,168,650	$ (1,458,608)	$ 163,728,779

Net income	-	-	-	35,768	35,768
Distributions declared	-	-	-	(5,629,889)	(5,629,889)
Proceeds from offering	29,275,254	29,275	292,458,557	-	292,487,832
Offering costs	-	-	(32,031,074)	-	(32,031,074)
Proceeds from dividend reinvestment plan	218,420	219	2,074,767	-	2,074,986
Issuance of stock options and discounts on shares issued to affiliates	-	-	300,750	-	300,750

Balance at March 31, 2004	48,230,815	48,231	427,971,650	(7,052,729)	420,967,152

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the three months ended March 31, 2004 and
for the period from March 5, 2003 (inception) through March 31, 2003
(unaudited)
	Three months ended	Period from March 5, 2003 (inception) through
	March 31, 2004	March 31, 2003
Cash flows from operations:
Net income (loss)	$35,768	(9,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	2,599,306	-
Amortization	1,093,580	-
Amortization of acquired above market leases	337,603	-
Amortization of acquired below market leases	(356,829)	-
Issuance of stock options and discount on shares issued to affiliates	300,750	1,800
Changes in assets and liabilities:
Accounts and rents receivable	(1,288,647)	-
Other assets	(275,976)	-
Accrued interest payable	526,315	-
Accrued real estate taxes	851,337	-
Accounts payable	(86,719)	7,500
Prepaid rental and recovery income and other liabilities	445,944	-
Security deposits	595,481	-

Net cash flows provided by operating activities	4,777,913	-

Cash flows used in investing activities:
Purchase of investment properties	(343,277,601)	-
Tenant improvements payable	1,982,504	-
Acquired above market leases	(7,131,916)	-
Acquired in-place lease intangibles	(31,582,534)	-
Acquired below market leases	5,491,620	-
Other assets	(877,704)	-
Due to affiliate	(2,154,158)	-
Net cash flows used in investing activities	(377,549,789)	-

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(continued)

For the three months ended March 31, 2004 and
for the period from March 5, 2003 (inception) through March 31, 2003
(unaudited)
	Three months ended	Period from March 5, 2003 (inception) through
	March 31, 2004	March 31, 2003
Cash flows from financing activities:
Proceeds from offering	292,487,832	200,000
Proceeds from the dividend reinvestment plan	2,074,986	-
Payment of offering costs	(29,930,989)	-
Proceeds from mortgage debt	180,767,891	-
Proceeds from unsecured line of credit	65,000,000	-
Loan fees	(2,385,220)	-
Distributions paid	(4,026,574)	-
Due from affiliates	(1,092,870)	-
Advances from sponsor	1,166,620	-
Net cash flows provided by financing activities	504,061,676	200,000

Net increase in cash and cash equivalents	131,289,800	200,000
Cash and cash equivalents, at beginning of period	64,381,134	-

Cash and cash equivalents, at end of period	$195,670,934	200,000

Supplemental disclosure of cash flow information:

Cash paid for interest	$2,032,280	-

Restricted cash	$(2,340,112)	-
Restricted cash liability	2,340,112	-

Supplemental schedule of non-cash investing and financing activities:

Purchase of investment properties	$(350,829,756)	-
Conversion of mortgage receivable to investment property	7,552,155	-

	$(343,277,601)	-

Distributions payable	$2,530,855	-

Accrued offering costs payable	$3,469,451	301,476

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

The Company will repurchase shares under the share repurchase program ("SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's board of directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors. As of March 31, 2004, no shares have been repurchased by the Company.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

(2)  Summary of Significant Accounting Policies

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2003, which are included in the Company's 2003 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, customer relationship value, and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values. The Company considers various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the quarter ended March 31, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $337,603 was applied as a reduction to rental income for the three months ended March 31, 2004. Amortization pertaining to the below market lease costs of $356,829 was applied as an increase to rental income for the three months ended March 31, 2004. The table on the following page presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at March 31, 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $798,039 for the three month period ended March 31, 2004.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $798,039 for the three month period ended March 31, 2004.

	April 1, 2004 through December 31,
Amortization of:	2004	2005	2006	2007	2008	Thereafter

Acquired above
market lease costs	$(1,422,561)	(1,446,611)	(1,407,035)	(721,035)	(636,844)	(3,088,276)

Acquired below
market lease costs	1,529,367	1,408,165	1,258,428	1,104,435	986,059	5,115,580

Net rental income
increase (decrease)	$106,806	(38,446)	(148,607)	383,400	349,215	2,027,304

Acquired in-place lease
intangibles	$3,827,155	4,038,822	4,038,822	4,038,822	4,038,822	20,353,999

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. The Company records such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

The carrying amount of the Company's debt approximates fair value. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

(3)  Transactions with Affiliates

The Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

As of March 31, 2004 and December 31, 2003, the Company had incurred $54,175,888 and $22,144,814 of offering costs, of which $41,067,077 and $16,859,779, respectively, were paid or accrued to affiliates. Pursuant to the terms of the offering, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of March 31, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offering.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The Company pays an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value of the Company's real estate assets invested in equity interests plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees because the Advisor indicated that it would forego such fees for the three months ended March 31, 2004.

The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $41,067,077 as of March 31, 2004, of which $3,469,451 was unpaid at March 31, 2004.

The Advisor and its affiliates are entitled to reimbursement for general and administrative costs of the Advisor and its affiliates relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. For the three month period ended March 31, 2004 and during the period from March 5, 2003 (inception) to December 31, 2003, the Company incurred $266,023 and $194,017 of these costs, of which $86,100 and $40,703 remained unpaid as of March 31, 2004 and December 31, 2003, respectively.

An affiliate of the Advisor provides loan servicing to the Company for an annual fee. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Such fees totaled $4,211 for the three months ended March 31, 2004 and $328 for the period from March 5, 2003 (inception) to December 31, 2003.

The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three months ended March 31, 2004 and during the period from March 5, 2003 (inception) to December 31, 2003, the Company paid loan fees totaling $367,812 and $59,523 to this affiliate, respectively.

The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $413,415 and $16,627 for the three months ended March 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003. None remained unpaid as of March 31, 2004 and December 31, 2003.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The Company established a discount stock purchase policy for affiliates of the Company and the Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 439,906 and 59,497 shares to affiliates and recognized an expense related to these discounts of $300,000 and $62,472 for the three months ended March 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003, respectively.

As of March 31, 2004 and December 31, 2003 the Company was due funds from affiliates in the amount of $2,011,620 and $918,750, respectively which is comprised of $2,011,620 and $845,000, respectively, which is due from the sponsor for reimbursement of distributions paid in 2004. The remaining $73,750 as of December 31, 2003 is due from an affiliate for costs paid on their behalf by the Company. The sponsor has agreed to advance funds to the Company for distributions paid to the Company's shareholders until funds from operations are adequate to cover the distributions. As of March 31, 2004 and December 31, 2003 the Company owed funds to the sponsor in the amount of $2,369,139 and $1,202,519 for repayment of these advances, respectively.

As of December 31, 2003 the Company owed funds to an affiliate in the amount of $2,154,158 for the reimbursement of costs paid by the affiliate on behalf of the Company.

(4)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of March 31, 2004 and December 31, 2003, we have issued 3,000 options to acquire shares to each of our independent directors, for a total of 15,000 options, of which none have been exercised or expired.

The per share weighted average fair value of options granted was $0.60 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of five years and expected volatility rate of 18.0%. The Company has recorded $3,000 as expense for the 5,000 options (1,000 options per director) vesting upon the date of grant as of March 31, 2004 and December 31, 2003 and will record the remaining $5,250 in expense ratably over the remaining twenty-one month vesting period.

(5)  New Accounting Pronouncements

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities or Interpretation 46, which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. This interpretation was revised in December 2003. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. The Company in the first quarter of 2004 does not own interests in special purpose or variable interest entities and the adoption of Interpretation 46 did not have a material impact on the Company's financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
 (continued)

Financial Accounting Standard Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. The Company did not enter into any financial instruments within the scope of the Statement during the three months ended March 31, 2004 or for the period from March 5, 2003 (inception) to December 31, 2003. To the extent stockholders request shares to be repurchased by the Company under the Share Repurchase Program, the Company's obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by the Company in accordance with the plan documents.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of purchase or until the spaces are leased. As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $79,785 as of March 31, 2004.

Operating leases

Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2004	$36,555,962
2005	36,828,723
2006	35,735,035
2007	32,182,050
2008	29,930,799
Thereafter	214,028,394
Total	$385,260,963

The remaining lease terms range from one year to 55 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

(7) Note Receivable

The note receivable balance of $7,552,155 as of December 31 2003 consists of an installment note from Fourth Quarter Properties XIV, LLC (Fourth) that matured on January 15, 2004. This installment note was secured by a 49% interest in Fourth, which owned the remaining portion of the Newnan Crossing shopping center and was also guaranteed personally by the owner of Fourth. Interest only at a rate of 7.6192% per annum was due on the note.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The installment note was advanced to Fourth in contemplation of the Company purchasing the remaining portions of Newnan Crossing. The Company did not call the note on January 15, 2004 and subsequently purchased the property on February 13, 2004 at which time the note was paid in full by Fourth as a credit to the purchase price of the property.

(8) Mortgages Payable

Mortgage loans outstanding as of March 31, 2004 were $210,394,891 with fixed rates ranging from 4.09% to 4.77%. Retail properties with a net carrying value of $376,334,402 at March 31, 2004 and related tenant leases are pledged as collateral.

As of March 31, 2004, scheduled maturities for the Company's outstanding mortgage indebtedness have various due dates through January 1, 2011. During the three months ended March 31, 2004, the weighted average interest rate on the Company's mortgage debt was 4.5%.

All of the Company's mortgage loans as of March 31, 2004 require monthly payments of interest only and are fixed-rate loans that may be prepaid with a penalty after specific lockout periods.

On February 9, 2004, the Company entered into an interest rate lock agreement with Bear Stearns to lock the interest rate at 4.372% for 90 days on $60 million of principal. The rate lock required a deposit of $1,200,000. The deposit is applied to the mortgage fundings as they occur.

On March 5, 2004 and March 11, 2004, the Company entered into two separate interest rate lock agreements each on $50 million of principal with Principal Life Insurance Company. The Company paid a rate lock deposit of $500,000 for each agreement to lock in the initial interest rate at 4.13% and 4.09%, respectively for a period of 120 days with four one-month extensions available. The deposit is applied to the mortgage fundings as they occur.

(9)  Line of Credit

On February 6, 2004, the Company increased its unsecured line of credit arrangement with KeyBank N.A. to $225,000,000 from $150,000,000. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2004, the Company was in compliance with such covenants. In addition to, and in conjunction with these financial covenants, the Company maintains a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and withdrawn from the cash collateral account as the Company's properties are purchased without debt. Amounts, if any, deposited in the cash collateral account are included in Restricted Cash on the Consolidated Balance Sheet. There were no funds deposited in the cash collateral account as of March 31, 2004 and December 31, 2003. The outstanding balance on the line of credit was $70,000,000 as of March 31, 2004 at an average interest rate of 2.88% per annum.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

(9)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers primarily in the western United States. The Company's shopping centers are typically anchored by discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

Net property operations are summarized in the following table for the three months ended March 31, 2004, along with a reconciliation to net income.
Three months ended
March 31, 2004
Property rental and additional rental income	$9,307,343
Total property operating expenses	(2,020,872)
Mortgage interest	(1,725,439)

Net property operations	5,561,032

Interest income	209,607
Less non-property expenses:
Professional services	(56,416)
General and administrative expenses	(1,570,105)
Acquisition cost expenses	(415,464)
Depreciation and amortization	(3,692,886)

Net income	$35,768

The following table summarizes property asset information as of March 31, 2004 and December 31, 2003.
	March 31, 2004	December 31, 2003
Total assets:
Shopping centers	$527,535,775	142,804,128
Non-segment assets	202,078,280	69,298,035

	$729,614,055	212,102,163

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

(continued)

The Company does not derive any of it's consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(11)  Earnings (loss) per Share

Basic earnings (loss) per share ("EPS") is computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income(loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred in 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive. As of March 31, 2004, options to purchase 15,000 shares of common stock at an exercise price of $8.95 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding were 32,314,792 for the three months ended March 31, 2004 and 20,000 for the period from March 5, 2003 (inception) to March 31, 2003.

(12)  Commitments and Contingencies

The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period January 1, 2004 through December 31, 2007 the tenant, Toys R Us, should increase their base rent up to a maximum amount of $250,000 and no decrease occurs in their requirement to pay for a certain percentage of expenses at the property, then the Company would be obligated to pay the seller additional funds related to the purchase based on an agreed income capitalization formula. The Company has not reserved any funds for this contingency.

In connection with the purchase of Stony Creek Market Place, the Company is obligated to purchase the Seller's interest in the leases if the Seller exercises the right to develop and lease a vacant 50,000 pad site within 48 months after the closing date of December 8, 2003, which was included in the purchase of the property. In connection with the purchase of Newnan Crossing, the Company is obligated to purchase the remaining portion of the shopping center that is currently under construction, once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based on an agreed upon income capitalization formula. The Company has not reserved any funds for these contingencies.

In connection with the purchase of Dorman Center, the Company is obligated to purchase a portion of the shopping center that is currently under construction, once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, the Company has deposited one million dollars of earnest money with the Seller. In addition, in conjunction with the financing of Dorman Center on April 20, 2004, the Company was required to obtain a $3.65 million irrevocable letter of credit for a one year period which will be settled when the Company purchases the remaining portion of Dorman Center.

In connection with the purchase of Larkspur Landing, the Company assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)

The Company is currently considering acquiring seven properties for an estimated purchase price of $272,700,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(13)  Subsequent Events

The Company issued 11,316,389 shares of common stock from April 1, 2004 through April 30, 2004 in connection with the offering, resulting in gross proceeds of $113,092,808.

Subsequent to March 31, 2004, the Company purchased six properties for a purchase price of approximately $164,700,000.

On April 26, 2004, the sponsor repaid a portion of its receivable to the Company in the amount of $1,713,358.

The Company paid distributions of $2, 530,855 to its stockholders in April 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)

The Company has acquired the following properties during the period April 1 to April 30, 2004. The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/08/04	Paradise Valley Marketplace Phoenix, AZ	2002	28,510,000	81,256	Whole Foods

04/14/04	Best on the Boulevard Las Vegas, NV	1996/ 1999	35,500,000	204,627	Best Buy Joann's Fabrics Barnes & Noble Copeland's Sporting Goods

04/22/04	Bluebonnet Parc Baton Rouge, LA	2002	22,000,000	135,289	Best Buy Linens 'N Things Cost Plus

04/27/04	North Rivers Town Center Charleston, SC	2003/ 2004	20,100,000	109,887	Office Depot Bed, Bath & Beyond Ross Dress for Less

04/28/04	Alison's Corner San Antonio, TX	2003	7,042,000	55,666	Ross Dress for Less Shoe Carnival

04/29/04	Arvada Marketplace & Connection Arvada, CO	1987/ 1990	51,550,000	358,094	Sam's Club Gart Sports

The mortgage debt and financings obtained during the period April 1, 2004 to April 30, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

04/01/04	Metro Square Center Severn, MD	4.28%	04/2009	6,067,183

04/02/04	MacArthur Crossing Los Colinas, TX	4.29%	05/2009	12,700,000

04/06/04	Pavilion at Kings Grant Concord, NC	4.39%	05/2009	5,342,000

04/08/04	Promenade at Red Cliff St. George, UT	4.29%	05/2009	10,590,000

04/20/04	Dorman Center Spartanburg, SC	4.18%	05/2009	27,610,000

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

04/30/04	Heritage Towne Crossing Euless, TX	4.374%	06/2009	8,950,000

04/30/04	Eckerds Drug Store Norman, OK	4.374%	06/2009	2,900,000

04/30/04	Eckerds Drug Store Edmond, OK	4.374%	06/2009	1,850,000

The Company guarantees repayment of $1,083,333 of principal on the Pavilion at King's Grant mortgage debt.

The debt was cross-collateralized among the properties in connection with the financing of Heritage Towne Crossing, Eckerd Drug Stores in Norman and Edmond, OK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis relates to the three months ended March 31, 2004. The period from March 5, 2003 (inception) to March 31, 2003 is not comparable because no properties were owned by us during the period. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We were formed to acquire and manage a diversified portfolio of real estate, principally multi-tenant shopping centers. We have been operating and intend to continue operating as a real estate investment trust or REIT for Federal and state income tax purposes. We have initially focused on acquiring properties in the Western states. We have begun to acquire and plan to continue acquiring properties in the Western states. We may also acquire retail properties in locations throughout the United States. Inland Western Retail Real Estate Advisory Services, Inc. or our advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds. As of April 30, 2004 we have purchased six additional properties located in the states of Arizona, Colorado, Louisiana, Nevada, South Carolina and Texas.

During the three months ended March 31, 2004, we purchased eleven properties, of which four were not located in our primary geographical area of interest. We purchased these four properties because we had the unique opportunity of taking advantage of our advisor's acquisition pipeline of properties located east of the Mississippi River which generally, continue to have rates of return above those located in the Western United States. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

During the first quarter of 2004, the retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite subsequent terrorist threats and the Iraqi war. A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales have also contributed to the stability.

While sustained consumer spending, spurred by low interest rates, has helped to maintain retail sales growth, changing demographics and consumer preferences have resulted in a fundamental shift in consumer spending patterns and the emergence of discount retail as a dominant category. Today almost 75% of general merchandise sales occur at a discount department store or a warehouse club/supercenter. As a result of this trend, some conventional department stores are struggling and a number of local, regional and national retailers have been forced to voluntarily close their stores or file for bankruptcy protection. Some bankrupt retailers have reorganized their operations and/or sold stores to stronger operators. In some instances, bankruptcies and store closings may create opportunities to lease space at higher rents to tenants with better sales performance. Therefore, we do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial position or the results of our operations in the near term.

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

We are subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant is Wal-Mart, which has one lease representing approximately 219,622 square feet, or approximately 5.8% of the total gross leasable area owned by us as of April 30, 2004. The annualized base rental income from this lease is approximately $1,636,000, or approximately 3.1% of the total annualized base rental income, based on our portfolio of properties as of April 30, 2004.

We are in the process of raising offering proceeds and have raised $482,147,539 as of March 31, 2004. We raised on average approximately $100 million per month during the first quarter of 2004.

As of March 31, 2004, we owned a portfolio of nineteen properties located in California, Connecticut, Georgia, Illinois, Indiana, Maryland, North Carolina, Oklahoma, South Carolina, Texas, and Utah, containing an aggregate of approximately 2,900,000 square feet of gross leasable area. As of March 31, 2004, approximately 97% of gross leasable area in the properties was physically leased.

The following is a summary of the properties we own as of March 31, 2004:
	Gross Leasable Area	Date	Year Built/	Amount of Mortgages Payable at
Property	(Sq Ft)	Acquired	Renovated	03/31/04

CorWest Plaza	115,011	01/04	1999/2003	18,150,000
New Britain, CT

Darien Commons	223,876	12/03	1994	16,500,000
Darien, IL

Dorman Center - Phase I	350,994	03/04	2003	-
Spartanburg, SC

Eckerd Drug Store	13,824	12/03	2003	-
Edmund, OK

Eckerd Drug Store	13,824	12/03	2003	-
Norman, OK

Heritage Towne Crossing	80,574	03/04	2002	-
Euless, TX

Hickory Ridge	380,487	01/04	1999	23,650,000
Hickory, NC

Larkspur Landing	173,814	01/04	1978/2001	33,630,000
Larkspur, CA

Newnan Crossing I & II	291,833	12/03 &	1999/2003	21,543,091
Newnan, GA		03/04

North Ranch Pavilions	62,812	01/04	1992	10,157,400
Thousand Oaks, CA

Metro Square Center	61,817	01/04	1999	-
Severn, MD

La Plaza Del Norte	320,362	01/04	1996/1999	32,528,000
San Antonio, TX

MacArthur Crossing	110,975	02/04	1995/1996	-
Los Colinas, TX

Pavilion at King's Grant	79,009	12/03	2002/2003	-
Concord, NC

Peoria Crossings	213,733	03/04	2002/2003	20,497,400
Peoria, AZ

Promenade at Red Cliff	94,936	02/04	1997	-
St. George, UT

Shaw's Supermarket	65,658	12/03	1995	6,450,000
New Britain, CT

Shops at Park Place	116,300	10/03	2001	13,127,000
Plano, TX

Stony Creek Market Place	153,803	12/03	2003	14,162,000
Noblesville, IN

Total	2,923,642			$210,394,891

The square footage for Darien Commons, Park Place, Hickory Ridge, Heritage Towne Crossing, and Pavilion at King's Grant includes 6,371, 3,822, 70,127, 7,246, and 65,000, respectively, leased to tenants under ground lease agreements.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets. We conduct an impairment analysis on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144 or FAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

Cost Capitalization and Depreciation Policies. Our policy is to review all expenses paid and capitalize any items exceeding $5,000 which are deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the quarter ended March 31, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $337,603 was applied as a reduction to rental income for the three months ended March 31, 2004. Amortization pertaining to the below market lease costs of $356,829 was applied as an increase to rental income for the three months ended March 31, 2004. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at March 31, 2004:
	April 1, 2004 through December 31,
Amortization of:	2004	2005	2006	2007	2008	Thereafter

Acquired above
market lease costs	$(1,422,561)	(1,446,611)	(1,407,035)	(721,035)	(636,844)	(3,088,276)

Acquired below
market lease costs	1,529,367	1,408,165	1,258,428	1,104,435	986,059	5,115,580

Net rental income
increase (decrease)	$106,806	(38,446)	(148,607)	383,400	349,215	2,027,304

Acquired in-place lease
intangibles	$3,827,155	4,038,822	4,038,822	4,038,822	4,038,822	20,353,999

The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $798,039 for the three months ended March 31, 2004. The table above presents the amortization during the next five years related to acquired in-place lease costs for properties owned at March 31, 2004.

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

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period. Should the actual results differ from our judgment, the estimated reimbursement could be negatively affected and would be adjusted appropriately.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of our properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

Liquidity and Capital Resources

General.

Our principal demands for funds have been for property acquisitions, for the payment of operating expenses and dividends, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock. However, there may be a passage of time between the sale of the shares and our purchase of properties, which may result in a delay in the benefits to stockholders of returns generated from property operations. The advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf. After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from the public or private offering of our equity or debt securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us.

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

Liquidity

Offering. As of March 31, 2004, subscriptions for a total of 48,230,815 shares had been received from the public, which include the 20,000 shares issued to the advisor and 237,469 shares distributed pursuant to the DRP as of March 31, 2004. As a result of such sales, we received a total of $482,147,539 of gross offering proceeds as of March 31, 2004.

Mortgage Debt. As of March 31, 2004 we obtained mortgage debt on eleven properties totaling $210,394,891 that require monthly payments of interest only and bear interest at a range between 4.09% and 4.77% per annum.

During the period from April 1, 2004 through April 30, 2004 we obtained mortgage financing on properties that we purchased during 2003 or 2004 totaling approximately $76,009,183 that require monthly payments of interest only and bear interest at a range of 4.18% to 4.39% per annum.

On February 9, 2004, we entered into an interest rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $1,200,000 to lock the interest rate at 4.372% for a period of 90 days for $60,000,000 in principal. We entered into the rate lock to secure the interest rate on mortgage debt to be identified as debt is placed on properties we currently own or will purchase in the future. The funds under the rate agreement and the deposit are applied to the mortgage fundings as they occur.

On March 5, 2004 and March 11, 2004 we entered into two separate rate lock agreements with Principal Life Insurance Company. We paid a rate lock deposit of $500,000 for each agreement to lock the rate at 4.13% and 4.09%, respectively for a period of 120 days. Each rate lock is for $50,000,000 in principal. We entered into these rate locks to secure the interest on mortgage debt to be identified as debt is placed on properties we currently own or will purchase in the future. The deposit is applied to the mortgage fundings as they occur.

Line of Credit. On February 6, 2004, we increased our unsecured line of credit arrangement with KeyBank N.A. to $225,000,000 from $150,000,000. The funds from this line of credit may be used to provide funds from the time a property is purchased until permanent debt is placed on that property. The line requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. In addition to, and in conjunction with these financial covenants, we maintain a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and with drawn from the cash collateral account as our properties are purchased without debt. As of March 31, 2004, we were in compliance with such covenants and there were no funds deposited or required to be deposited in the cash collateral account. The outstanding balance on the line of credit was $70,000,000 as of March 31, 2004 and April 30, 2004. The average interest rate for the three months ended March 31, 2004 was 2.88% per annum.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of March 31, 2004, we distributed 237,469 shares pursuant to the DRP for an aggregate amount of $2,255,953.

Subject to certain restrictions, the share repurchase program provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices:

One year from the purchase date, at $9.25 per share;

Two years from the purchase date, at $9.50 per share;

Three years from the purchase date, at $9.75 per share; and

Four years from the purchase date, at $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale. As of March 31, 2004, no shares have been repurchased.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations. We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on our weighted average shares. Operating cash flows are expected to increase as additional properties are added to our portfolio.

We believe that we should put mortgage debt on or leverage our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties. Accordingly, mortgage loans will generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the three months ended March 31, 2004, we closed on mortgage debt with a principal amount of $180,767,891. The average cost of mortgage funds for the three month period ended March 31, 2004 was approximately 4.5%. All of these mortgage loans require monthly payments of interest only and are fixed-rate loans that bear interest at a rate between 4.09% and 4.77% per annum. These loans may be prepaid with a penalty after specific lockout periods.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis. Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

Distributions are determined by our board of directors with the advice of the advisor and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the board of directors may deem relevant.

Cash Flows From Operating Activities

Cash flows provided by operating activities were approximately $4,778,000 for the three month period ended March 31, 2004, which is due primarily to net income from property operations.

Cash Flows From Investing Activities

Cash flows used in investing activities were approximately $377,550,000 for the three month period ended March 31, 2004 which were primarily used for the acquisition of eleven properties for approximately $376,501,000.

As of April 30, 2004, we had approximately $200,000,000 available for investment in additional properties. As of April 30, 2004 we are considering the acquisition of approximately $272,700,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our current experience in raising funds in our offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

Cash flows provided by financing activities was approximately $504,062,000 for the three month period ended March 31, 2004. We generated proceeds from the sale of shares, net of offering costs paid, of approximately $264,632,000, we generated approximately $180,767,000 from the issuance of new mortgages secured by nine of our properties and $65,000,000 from funding on the line of credit. We paid approximately $2,385,000 for loan fees and approximately $4,027,000 in distributions to our stockholders for the three months ended March 31, 2004. The sponsor has agreed to advance us amounts to pay these distributions until funds from operations are adequate to cover distributions.

Given the current size of our offering, as of April 30, 2004, we could raise approximately $1.9 billion of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Advisor As of March 31, 2004, we had incurred $54,175,188 of offering costs, of which $41,067,077 was paid or accrued to affiliates. In accordance with the terms of our offering, the advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of March 31, 2004, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the advisor.

The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the offering. In addition, an affiliate of the advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $41,067,077 as of March 31, 2004, of which $3,469,451 was unpaid at March 31, 2004.

The advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the three months ended March 31, 2004, we incurred $266,023 of these costs, of which $86,100 remained unpaid as of March 31, 2004.

An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $4,211 for the three months ended March 31, 2004.

The advisor contributed $200,000 to our capital for which it received 20,000 shares.

We used the services of an affiliate of the advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. Such costs are capitalized as loan fees and amortized over the respective loan term. During the three months ended March 31, 2004, we paid loan fees totaling $367,812 to this affiliate.

We pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. For the three months ended March 31, 2004, we neither paid or accrued such fees because the advisor indicated that it would forego such fees for the first quarter of 2004.

The property managers, entities owned principally by individuals who are affiliates of the advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred property management fees of $413,415 for the three months ended March 31, 2004. None remained unpaid as of March 31, 2004.

We established a discount stock purchase policy for our affiliates and affiliates of the advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 439,906 shares to affiliates and recognized an expense related to these discounts of $300,000 for the three months ended March 31, 2004.

As of March 31, 2004 we were due funds from our affiliate in the amount of $2,011,620 which is due from our sponsor for reimbursement of distributions paid by us in January, February, March, and April of 2004. The sponsor has agreed to advance us amounts to pay distributions to our stockholders until funds from operations are adequate to cover the distributions. As of March 31, 2004 we owe funds to the sponsor in the amount of $2,369,139 for repayment of the funds advanced for payment of distributions.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2004.
Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt	$210,394,891	-	-	19,577,000	190,817,891
Line of Credit	70,000,000	70,000,000	-	-	-

Contracts and Commitments

The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period January 1, 2004 through December 31, 2007 the tenant, Toys R Us, should increase their base rent up to a maximum amount of $250,000 and no decrease occurs in their requirement to pay for a certain percentage of expenses at the property, then we would be obligated to pay the seller additional funds related to the purchase based on an agreed income capitalization formula. We have not reserved any funds related to this contingency.

In connection with the purchase of Stony Creek Market Place, we are obligated to purchase the Seller's interest in the leases if the Seller exercises the right to develop and lease a vacant 50,000 pad site for a 48 month period after the closing date of December 8, 2003, which was included in the purchase of the property. In connection with the purchase of Newnan Crossing, we are obligated to purchase a portion of the shopping center that is currently under construction, once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based on an agreed upon income capitalization formula. We have not reserved any funds for these contingencies.

In connection with the purchase of Dorman Center, we are obligated to purchase a portion of the shopping center that is currently under construction, once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, we have deposited one million dollars of earnest money with the Seller. In addition, in conjunction with the financing of Dorman Center on April 20, 2004, we were required to obtain a $3.65 million irrevocable letter of credit for a one year period, which will be settled when we purchase the remaining portion of Dorman Center.

In connection with the purchase of Larkspur Landing, we assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations.

Subsequent to March 31, 2004, we purchased six properties for a purchase price of approximately $164,700,000. In addition, we are currently considering acquiring seven properties for an estimated purchase price of $272,700,000. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,490	$ 127,195,469
March 31, 2004	11	2,126,152	$ 385,239,175

Total	19	2,923,642	$ 512,434,644

Rental Income, Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $7,553,005 and all additional rental income was $1,754,338 for the three months ended March 31, 2004.

Interest Income. Interest income consists primarily of interest earned from short term investments that are held by us. Interest income was $209,607 for the three month period ended March 31, 2004. This results primarily from interest earned on cash for the three months ended March 31, 2004.

Professional Services. Professional services consist of fees to accountants and lawyers. Professional services expense was $56,416 for the three months ended March 31, 2004. This results from professional services required as the business and investor base grows. Accounting fees comprise the majority of the professional services expense.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, and printer costs. These expenses were $736,951 for the three months ended March 31, 2004 and resulted from increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

Property Operating Expenses. Property operating expenses consist of property management fees and property operating expenses, including real estate tax, costs of owning and maintaining shopping centers, real estate taxes, insurance, and maintenance to the exterior of the buildings and the parking lots. These expenses were $2,020,872 for the three months ended March 31, 2004.

Interest. Interest was $2,558,593 for the three months ended March 31, 2004 and is due to the financing on eleven properties as of March 31, 2004 and funds drawn during the first quarter of 2004 on the line of credit.

Depreciation. Depreciation expense was $2,599,306 and is due to depreciation on the properties owned during the three months ended March 31, 2004.

Amortization. Amortization expense was $1,093,580 and is due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $40 million and loan fees of two million dollars during the three months ended March 31, 2004.

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

Three months ended
March 31, 2004
Net income	$35,768
Depreciation and amortization related to investment properties	3,397,345
Funds from operations (1)	$3,433,113

  FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties as of March 31, 2004 and December 31, 2003. The weighted average gross leasable area occupied at March 31, 2004 and December 31, 2003 was 97% and 98%, respectively. N/A indicates the property was not owned by us at the end of the period.
	March 31, 2004		December 31, 2003
	GLA		GLA
Properties:	Occupied	(%)	Occupied	(%)
CorWest Plaza, New Britain, CT	115,011	100	N/A	N/A
Darien Town Centre, Darien, IL	212,996	95	212,682	95
Dorman Center, Spartanburg, SC	342,494	98	N/A	N/A
Eckerd Drug Store, Edmund, OK	13,824	100	13,824	100
Eckerd Drug Store, Norman, OK	13,824	100	13,824	100
Heritage Towne Crossing, Euless, TX	68,811	85	N/A	N/A
Hickory Ridge, Hickory, NC	380,487	100	N/A	N/A
La Plaza Del Norte, San Antonio, TX	304,540	95	N/A	N/A
Larkspur Landing, Larkspur, CA	153,368	88	N/A	N/A
MacArthur Crossing, Los Colinas, TX	108,935	98	N/A	N/A
Metro Square Center, Severn, MD	61,817	100	N/A	N/A
Newnan Crossing, Newnan, GA	288,055	99	127,260	97
North Ranch Pavilions, Thousand Oaks, CA	56,994	91	N/A	N/A
Pavilion at King's Grant, Concord, NC	79,009	100	79,009	100
Peoria Crossings, Peoria, AZ	208,813	98	N/A	N/A
Promenade at Red Cliff, St. George, UT	87,109	92	N/A	N/A
Shaw's Supermarket, New Britain, CT	65,658	100	65,658	100
Shops at Park Place, Plano, TX	116,300	100	116,300	100
Stony Creek Market Place, Noblesville, IN	151,929	99	150,727	98

	2,829,974		779,284

As part of the purchase of La Plaza Del Norte, we are entitled to receive payments in accordance with a master lease agreement for space, which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for a period of two years from the purchase date. The percentage in the table above does not include non-revenue producing space covered by the master lease agreement. The master lease agreement combined with the physical occupancy of La Plaza Del Norte results in an economic occupancy of 100% at March 31, 2004.

Subsequent Events

We paid distributions of $2,530,855 to our stockholders in April 2004.

We issued 11,316,389 shares of common stock from April 1, 2004 through April 30, 2004, resulting in a total of 59,547,146 shares of common stock outstanding. As of April 30, 2004, subscriptions for a total of 59,173,053 shares were received resulting in total gross offering proceeds of $591,685,903 and an additional 374,093 shares were issued pursuant to the DRP for $3,553,887 of additional gross proceeds.

On April 26, 2004, the sponsor repaid a portion of its receivable to us in the amount of $1,713,358.

We have acquired the following properties during the period April 1 to April 30, 2004. The respective acquisitions are summarized in the table below.

We paid distributions of $2,530,855 to our stockholders in April 2004.

We issued 11,316,389 shares of common stock from April 1, 2004 through April 30, 2004, resulting in a total of 59,547,146 shares of common stock outstanding. As of April 30, 2004, subscriptions for a total of 59,173,053 shares were received resulting in total gross offering proceeds of $591,685,903 and an additional 374,093 shares were issued pursuant to the DRP for $3,553,887 of additional gross proceeds.

On April 26, 2004, the sponsor repaid a portion of its receivable to us in the amount of $1,713,358.

We have acquired the following properties during the period April 1 to April 30, 2004. The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/08/04	Paradise Valley Marketplace Phoenix, AZ	2002	28,510,000	81,256	Whole Foods

04/14/04	Best on the Boulevard Las Vegas, NV	1996/ 1999	35,500,000	204,627	Best Buy Joann's Fabrics Barnes & Noble Copeland's Sporting Goods

04/22/04	Bluebonnet Parc Baton Rouge, LA	2002	22,000,000	135,289	Best Buy Linens 'N Things Cost Plus

04/27/04	North Rivers Town Center Charleston, SC	2003/ 2004	20,100,000	109,887	Office Depot Bed, Bath & Beyond Ross Dress for Less

04/28/04	Alison's Corner San Antonio, TX	2003	7,042,000	55,666	Ross Dress for Less Shoe Carnival

04/29/04	Arvada Marketplace & Connection Arvada, CO	1987/ 1990	51,550,000	358,094	Sam's Club Gart Sports

The mortgage debt financings obtained during the period April 1, 2004 to April 30, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

04/01/04	Metro Square Center Severn, MD	4.28%	04/2009	6,067,183

04/02/04	MacArthur Crossing Los Colinas, TX	4.29%	05/2009	12,700,000

04/06/04	Pavilion at Kings Grant Concord, NC	4.39%	05/2009	5,342,000

04/08/04	Promenade at Red Cliff St. George, UT	4.29%	05/2009	10,590,000

04/20/04	Dorman Center Spartanburg, SC	4.18%	05/2009	27,610,000

04/30/04	Heritage Towne Crossing Euless, TX	4.374%	06/2009	8,950,000

04/30/04	Eckerds Drug Store Norman, OK	4.374%	06/2009	2,900,000

04/30/04	Eckerds Drug Store Edmond, OK	4.374%	06/2009	1,850,000

We are currently considering acquiring seven properties for an estimated purchase price of $272,700,000. Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Impact of Recent Accounting Principles

Financial Accounting Standards Board Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. We did not enter into any financial instruments within the scope of this statement during the three month period ended March 31, 2004. To the extent stockholders request shares to be repurchased by us under the share repurchase program, our obligation to repurchase such shares will be classified as a liability at the redemption amount at the date documentation is complete and accepted by us in accordance with the SRP.

In January 2003, FASB issued Interpretation 46, Consolidation of Variable Interest Entities or Interpretation 46, which addresses the consolidation of certain entities in which a company has a controlling financial interest through means other than voting rights. For calendar year companies, Interpretation 46 contains an effective date of December 31, 2003 for special purpose entities and periods ending after March 15, 2004 for all other entities. We do not own interests in special purpose or variable interest entities and the adoption of Interpretation 46 did not have an impact on our consolidated financial statements.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases, and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of March 31, 2004, we owned three single-user triple-net leased properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. It is our policy to enter into these transactions with the same party providing the financing, with the right of offset. In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of March 31, 2004 we did not have any derivative financial instruments.

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

The fair value of our debt approximates its carrying amount as of March 31, 2004.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter

Maturing debt
Fixed rate debt (mortgage loans)	-	-	-	-	19,577,000	190,817,891
Variable rate debt (line of credit)	70,000,000	-	-	-	-	-

Average interest rate on debt:
Fixed rate debt (mortgage loans)	-	-	-	-	4.70%	4.48%
Variable rate debt (line of credit)	2.88%	-	-	-	-	-

We have $70,000,000 of variable rate interest averaging 2.88% as of March 31, 2004. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of April 30, 2004, interest expense increases by $700,000 on an annual basis.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-103799), the initial offering on a best efforts basis of 250,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 20,000,000 shares at $9.50 per share pursuant to our DRP.

As of March 31, 2004, we have sold the following securities in the initial offering for the following aggregate offering prices:
*	47,973,346	shares on a best efforts basis for $479,691,586; and
*	237,469	shares pursuant to the DRP for $2,255,953

The total of shares and gross offering proceeds from all offerings as of March 31, 2004 is 48,210,815 shares for $481,947,539. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the initial offering.

From September 15, 2003, which was the effective date of the initial offering through March 31, 2004, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$50,227,163	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	419,333	A
Other expenses paid to non-affiliates	3,529,392	A
Total expenses	$54,175,888

The net offering proceeds to us for the initial offering period, after deducting the total expenses paid and accrued described above, are $427,771,650.

The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	-	A
Purchase of real estate	300,853,164	A
Acquisition of other businesses	-	A
Repayment of indebtedness	-	A
Working capital (currently)	42,777,165	E
Temporary investments (currently)	84,141,321	A
Other uses	-	A
Total uses	427,771,650

Of the amount used for purchases of real estate, $24,000,000 was paid to affiliates of the advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  See Item (c) below

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

     Report on Form 8-K dated January 14, 2004

     Item 2 - Acquisition or Disposition of Assets

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K dated January 27,2004

     Item 2 - Acquisition or Disposition of Assets

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K dated February 20,2004

     Item 2 - Acquisition or Disposition of Assets

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K/A dated March 2, 2004

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K dated March 16, 2004

     Item 2 - Acquisition or Disposition of Assets

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K/A dated March 16, 2004

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K/A dated March 16, 2004

     Item 7 - Financial Statements and Exhibits

     Report on Form 8-K/A dated March 16, 2004

     Item 7 - Financial Statements and Exhibits

(c)  Exhibits:

EXHIBIT NO.	DESCRIPTION

1.1*	Form of Dealer Manager Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Securities Corporation.

1.2*	Form of Soliciting Dealers Agreement by and between Inland Securities Corporation and the Soliciting Dealers.

3.1*	First Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

4.1*	Specimen Certificate for the Shares.

5*	Opinion of Duane Morris LLP as to the legality of the Shares being registered.

8*	Opinion of Duane Morris LLP as to tax matters.

EXHIBIT NO.	DESCRIPTION

10.1*	Form of Escrow Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association.

10.2*	Form of Advisory Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.

10.3*

Form of Master Management Agreement, including the form of Management Agreement for each Property by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Property Management Corp.

10.4*

Property Acquisition Service Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Western Retail Real Estate Advisory Services, Inc., Inland Real Estate Corporation, Inland Real Estate Advisory Services, Inc., and Inland Real Estate Acquisitions, Inc.

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.7*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.

10.8*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.

10.9*	Share Repurchase Plan.

10.10*	Agreement for Purchase and Sale (Re: Stony Creek) dated November 11, 2003.

10.11*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.

10.12*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.

10.13*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.14*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.

10.15*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.

10.16*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.

10.17*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.

10.18*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.19*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.20*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.

10.21*	Purchase and Sale Agreement (Re: Shaws Supermarkets- New Britain) dated November 20, 2003.

10.22*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.

10.23*	Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.

10.24*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.

10.25*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.

10.26*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.

10.27*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.

10.28*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.

10.29*	Assignment (Re: Darien Towne Center) dated December 19, 2003.

10.30*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket -New Britain) dated December 30, 2003.

10.31*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.32*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.33*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.

10.34*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.35*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.36*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.37*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.38*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.39*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.

10.40*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.

10.41*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.

10.42*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.

10.43*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket -New Britain) dated January 2004.

10.44*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket -New Britain) dated January 2004.

10.45*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket -New Britain) dated January 2004.

10.46*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket-New Britain) dated January 2004.

10.47*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.

EXHIBIT NO.	DESCRIPTION

10.48*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket - New Britain) dated January 2004.

10.49*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.

10.50*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.51*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.52*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.

10.53*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8 , 2003.

10.54*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.

10.55*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.

10.56*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.

10.57*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.

10.58*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.

10.59*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.

10.60*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.

10.61*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.62*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.

10.63*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.64*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.

10.65*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.

10.66*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.

10.67*	Assignment (Re: Larkspur Landing) dated January 14, 2004.

10.68*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.

23.2*	Consent of Duane Morris LLP (included in Exhibit 5).

23.3*	Consent of Duane Morris LLP (included in Exhibit 8).

24*	Power of Attorney (included on signature page to the Registration Statement).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

31.3	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	May 7, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	/s/ Robert D. Parks		/s/ Kenneth H. Beard

By:	Robert D. Parks	By:	Kenneth H. Beard
	Chairman and Chief Executive Officer and Affiliated Director		Independent Director
Date:	May 7, 2004	Date:	May 7, 2004

	/s/ Steven P. Grimes		/s/ Paul R. Gauvreau

By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Independent Director
Date:	May 7, 2004	Date:	May 7, 2004

	/s/ Lori J. Foust		/s/ Gerald M. Gorski

By:	Lori J. Foust	By:	Gerald M. Gorski
	Principal Accounting Officer		Independent Director
Date:	May 7, 2004	Date:	May 7, 2004

	/s/ Brenda G. Gujral		/s/ Barbara A. Murphy

By:	Brenda G. Gujral	By:	Barbara A. Murphy
	Affiliated Director		Independent Director
Date:	May 7, 2004	Date:	May 7, 2004

/s/ Frank A. Catalano, Jr.

By:	Frank A. Catalano, Jr
Independent Director
Date:	May 7, 2004