Form 10-Q
period 2004-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2004-08-06
CIK 1222840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period ended June 30, 2004
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-103799

Inland Western Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	42-1579325 (I.R.S. Employer Identification Number)
2901 Butterfield Road, (Address of principal executive office)	Oak Brook, Illinois 60523 (Zip Code)
Registrant's telephone number, including area code: 630-218-8000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2) Yes ☐    No ☒

        As of July 31, 2004, there were 100,932,985 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

Part I—Financial Information

Item 1. Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investment properties:
Land	$271,843,244	$36,280,244
Building and other improvements	901,659,236	86,439,670

	1,173,502,480	122,719,914
Less accumulated depreciation	(7,634,235)	(140,497)

Net investment properties	1,165,868,245	122,579,417
Cash and cash equivalents (including cash held by management company of $3,748,091 and $238,878 as of June 30, 2004 and December 31, 2003, respectively)	126,897,006	64,381,134
Restricted cash (Note 2)	40,445,609	—
Investment in marketable securities	1,047,708	—
Investment in treasury contracts	788,873
Restricted escrows	643,085	—
Accounts and rents receivable (net of allowance of $33,047 and $0 as of June 30, 2004 and December 31, 2003, respectively)	6,292,894	1,147,551
Due from affiliates	1,553,689	918,750
Note receivable	15,600,975	7,552,155
Acquired in-place lease intangibles (net of accumulated amortization of $2,345,767 and $51,773 as of June 30, 2004 and December 31, 2003, respectively)	94,495,448	8,753,908
Acquired above market lease intangibles (net of accumulated amortization of $818,404 and $5,227 as of June 30, 2004 and December 31, 2003, respectively)	24,296,377	1,590,446
Loan fees (net of accumulated amortization of $665,087 and $24,835 as of June 30, 2004 and December 31, 2003, respectively)	3,474,737	1,434,160
Other assets	51,021,601	3,744,642

Total assets	$1,532,426,247	$212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets

June 30, 2004 and December 31, 2003

	June 30, 2004	December 31, 2003
	(unaudited)
Liabilities and Stockholders' Equity
Liabilities:
Accounts payable	$2,079,367	$150,332
Accrued offering costs due to affiliates	468,907	1,369,366
Accrued interest payable	1,088,198	—
Tenant improvements payable	2,042,004	4,845
Accrued real estate taxes	5,833,125	1,392,069
Distributions payable	4,317,876	927,539
Security deposits	1,271,174	108,189
Mortgages	588,631,295	29,627,000
Line of credit	110,000,000	5,000,000
Prepaid rental income and other liabilities	2,435,385	178,676
Advances from sponsor	1,253,477	1,202,519
Acquired below market lease intangibles (net of accumulated amortization of $917,999 and $15,386 as of June 30, 2004 and December 31, 2003, respectively)	49,259,626	5,910,413
Restricted cash liability (Note 2)	19,996,787	—
Due to affiliates	318,000	2,502,436

Total liabilities	788,995,221	48,373,384

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 250,000,000 shares authorized, 85,098,440 and 18,737,141 shares issued and outstanding as of June 30, 2004 and December 31, 2003, respectively	85,098	18,737
Additional paid-in capital (net of offering costs of $93,674,110 and $22,144,814 as of June 30, 2004 and December 31, 2003, respectively, of which $70,096,693 and $16,859,779 was paid or accrued to affiliates as of June 30, 2004 and December 31, 2003, respectively)	759,254,752	165,168,650
Accumulated distributions in excess of net income/(loss)	(15,956,532)	(1,458,608)
Accumulated other comprehensive income	47,708	—

Total stockholders' equity	743,431,026	163,728,779

Commitments and contingencies (Note 11)
Total liabilities and stockholders' equity	$1,532,426,247	$212,102,163

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations

For the three and six months ended June 30, 2004, three months ended June 30, 2003 and the period from March 5, 2003 (inception) through June 30, 2003
(unaudited)

	Three months ended June 30, 2004	Three months ended June 30, 2003	Six months ended June 30, 2004	Period from March 5, 2003 (inception) through June 30, 2003
Income:
Rental income, including above and below market lease costs	$15,332,713	—	$22,885,718	—
Real estate tax recovery income	1,710,281	—	2,617,011	—
Common area costs recovery income	2,341,231	—	3,182,289	—
Additional rental income	290,189	—	295,509	—
Other income	14,709	—	15,939	—
Interest income	246,855	—	456,462	—

Total income	19,935,978	—	29,452,928	—

Expenses:
Professional services	99,714	—	156,130	—
General and administrative expenses to affiliates	348,133	450	784,142	2,250
General and administrative expenses to non-affiliates	73,053	—	373,995	7,500
Property operating expenses to affiliates	740,857	—	1,154,272	—
Property operating expenses to non-affiliates	1,876,074	—	2,496,063	—
Real estate taxes	2,026,543	—	3,014,011	—
Interest	5,798,856	—	8,357,449	—
Depreciation	4,894,432	—	7,493,738	—
Amortization	1,841,033	—	2,934,613	—
Acquisition cost expenses to affiliates	16,720	—	70,089	—
Acquisition cost expenses to non-affiliates	109,190	—	471,285	—

Total expenses	17,824,605	450	27,305,787	9,750

Net income (loss)	$2,111,373	$(450)	$2,147,141	$(9,750)

Other comprehensive income:
Unrealized gain on investment securities	47,708	—	47,708	—

Comprehensive income (loss)	$2,159,081	$(450)	$2,194,849	$(9,750)

Net income(loss) per common share, basic and diluted	$.04	$(.02)	$.04	$(.49)

Weighted average number of common shares outstanding, basic and diluted	59,688,094	20,000	48,805,229	20,000

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the six month period ended June 30, 2004
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	18,737,141	$18,737	$165,168,650	$(1,458,608)	$—	$163,728,779
Net income	—	—	—	2,147,141	—	2,147,141
Unrealized gain on investment securities	—	—	—	—	47,708	47,708
Distributions declared	—	—	—	(16,645,065)	—	(16,645,065)
Proceeds from offering	65,632,103	65,632	655,981,999	—	—	656,047,631
Offering costs	—	—	(71,529,296)	—	—	(71,529,296)
Proceeds from dividend reinvestment program	729,196	729	6,926,631	—	—	6,927,360
Forgiveness of affiliate debt			2,369,139			2,369,139
Issuance of stock options and discounts on shares issued to affiliates	—	—	337,629	—	—	337,629

Balance at June 30, 2004	85,098,440	$85,098	$759,254,752	$(15,956,532)	$47,708	$743,431,026

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the three and six months ended June 30, 2004, three months ended June 30, 2003 and the period from March 5, 2003 (inception) through June 30, 2003.
(unaudited)

	Six months ended June 30, 2004	Period from March 5, 2003 (inception) through June 30, 2003
Cash flows from operations:
Net income (loss)	$2,147,141	$(9,750)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,493,738	—
Amortization	2,934,613	—
Amortization of acquired above market leases	813,177	—
Amortization of acquired below market leases	(902,613)	—
Rental income under master leases	363,940	—
Straight line rental income	(752,757)	—
Issuance of stock options and discount on shares issued to affiliates	337,629	2,250
Realized loss on sale of treasury contracts	1,346,502
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $33,047 and $0 for June 30, 2004 and June 30, 2003, respectively.	(4,392,586)	—
Other assets	(1,614,964)	—
Accounts payable	1,372,477	—
Accrued interest payable	1,088,198	—
Accrued real estate taxes	2,042,475	—
Security deposits	1,162,985	—
Prepaid rental and recovery income and other liabilities	2,256,709	7,500

Net cash flows provided by operating activities	15,696,664	—

Cash flows used in investing activities:
Purchase of investment securities and treasury contracts	(3,135,375)	—
Restricted escrows	(643,085)	—
Purchase of investment properties	(1,023,122,692)	—
Payment of leasing fees	(22,200)
Tenant improvements payable	1,515,802	—
Acquired above market leases	(23,519,108)	—
Acquired in-place lease intangibles	(88,035,534)	—
Acquired below market leases	44,251,826	—
Other assets	(38,167,012)	—
Funding of note receivable	(15,600,975)	—
Due to affiliate	(2,184,436)	—

Net cash flows used in investing activities	(1,148,662,789)	—

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows (continued)

For the six months ended June 30, 2004 and June 30, 2003
(unaudited)

	Six months ended June 30, 2004	Six months ended June 30, 2003
Cash flows from financing activities:
Proceeds from offering	658,416,770	200,000
Proceeds from the dividend reinvestment program	6,927,360	—
Payment of offering costs	(71,873,197)	—
Proceeds from mortgage debt	541,452,574	—
Proceeds from unsecured line of credit	105,000,000	—
Restricted cash collateral	(20,448,822)	—
Loan fees and deposits	(10,153,979)	—
Distributions paid	(13,254,728)	—
Due from affiliates	1,785,158	—
Forgiveness of affiliate debt	(2,369,139)	—

Net cash flows provided by financing activities	1,195,481,997	200,000

Net increase in cash and cash equivalents	62,515,872	200,000
Cash and cash equivalents, at beginning of period	64,381,134	—

Cash and cash equivalents, at end of period	$126,897,006	$200,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$5,922,749	—

Restricted cash	$(19,996,787)	—
Restricted cash liability	19,996,787	—

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties	$(1,051,146,506)	—
Assumption of mortgage debt	17,551,721	—
Write-off of acquisition reserve	521,357	—
Purchase price adjustments	2,398,581	—
Conversion of mortgage receivable to investment property	7,552,155	—

	$(1,023,122,692)	—

Distributions payable	$4,317,876	—

Accrued offering costs payable	$1,025,465	$691,911

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

        The Company will repurchase shares under the share repurchase program ("SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's board of directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors. As of June 30, 2004, no shares have been repurchased by the Company.

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

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentations.

        The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2004 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earning and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on June 30, 2004, the Company has accumulated other comprehensive income of $47,708. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

        The Company enters into interest rate futures contracts or treasury contracts as a means of reducing our exposure to rising interest rates. At inception, contracts are evaluated in order to determine if they will qualify for hedge accounting treatment and will be accounted for either on a deferral, accrual or market value basis depending on the nature of our hedge strategy and the method used to account for the hedged item. Hedge criteria include demonstrating the manner in which the hedge will reduce risk, identifying the specific asset, liability or firm commitment being hedged, and citing the time horizon being hedged.

        During the second quarter of 2004, the Company entered into treasury contracts with a futures commission merchant with a total notional amount of $95.0 million with yields ranging from 3.85% for 5 year treasury contracts to 4.63% for 10 year treasury contracts and maturities at various dates in 2004. The amount required to be on deposit at June 30, 2004 for these treasury contracts had a cost basis and liquidation value of $2,137,000 and $789,000, respectively. As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss of approximately $1,348,000 at June 30, 2004 is recognized currently in earnings and is included in interest expense in the Consolidated Statement of Operations.

        The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships and as of June 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculated as if vacant. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values. The Company considers various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

        The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the quarter ended June 30, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $475,574 was applied as a reduction to rental income for the three months ended June 30, 2004 and $813,177 for the six months ended June 30, 2004. Amortization pertaining to the below market lease costs of $545,784 was applied as an increase to rental income for the three months ended June 30, 2004 and $902,613 for the six months ended June 30, 2004.

        The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $1,495,955 for the three month period ended June 30, 2004 and $2,293,994 for the six month period ended June 30, 2004.

        The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at June 30, 2004.

Amortization of:	July 1, 2004 through December 31, 2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	$(1,469,181)	(2,938,359)	(2,885,842)	(2,119,421)	(1,980,185)	(12,903,389)
Acquired below market lease costs	2,823,964	5,471,188	5,065,985	4,646,973	4,096,500	27,155,016

Net rental income increase	$1,354,783	2,532,829	2,180,143	2,527,552	2,116,315	14,251,627

Acquired in-place lease intangibles	$(4,842,059)	(9,684,122)	(9,684,122)	(9,684,122)	(9,684,122)	(50,916,901)

        In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from one to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements and the line of credit cash collateral account (see Note 8). The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.

        The Company accrues lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

        Restricted escrows primarily consist of lenders' restricted escrows and earnout escrows. Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

        Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

        A note is considered impaired pursuant to Financial Accounting Standards Board's Statement of Financial Accounting Standards or SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired not is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

        The carrying amount of the Company's debt approximates fair value. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

(3) Transactions with Affiliates

        The Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

        As of June 30, 2004 and December 31, 2003, the Company had incurred $93,674,110 and $22,144,814 of offering costs, of which $70,096,693 and $16,859,779, respectively, were paid or accrued to affiliates. Pursuant to the terms of the offering, the Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of June 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offering.

        The Company pays an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees because the Advisor agreed to forego such fees for the six months ended June 30, 2004.

        The Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Advisor and its affiliates relating to the offering. In addition, an affiliate of the Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the Stockholders' equity accounts. Such costs totaled $70,096,693 as of June 30, 2004, of which $468,907 was unpaid at June 30, 2004.

        The Advisor and its affiliates are entitled to reimbursement for general and administrative costs of the Advisor and its affiliates relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. For the three month period ended June 30, 2004 and the six month period ended June 30, 2004, the Company incurred $371,336 and $637,359 of these costs, respectively, of which $218,000 remained unpaid as of June 30, 2004.

        An affiliate of the Advisor provides loan servicing to the Company for an annual fee. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Such fees totaled $17,065 for the three months ended June 30, 2004 and $21,276 for the six months ended June 30, 2004, respectively.

        The Company used the services of an affiliate of the Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. The Company pays the affiliate .02% of the principal amount of each loan obtained on the Company's behalf. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three months ended June 30, 2004 and for the six months ended June 30, 2004, the Company paid loan fees totaling $754,229 and $1,122,042 to this affiliate, respectively.

        The property managers, entities owned principally by individuals who are affiliates of the Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $740,857 and $1,154,272 for the three and six months ended June 30, 2004, respectively. None remained unpaid as of June 30, 2004.

        The Company established a discount stock purchase policy for affiliates of the Company and the Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 70,933 and 510,839 shares to affiliates and recognized an expense related to these discounts of $36,129 and $336,129 for the three and six months ended June 30, 2004, respectively.

        As of June 30, 2004 and December 31, 2003 the Company was due funds from affiliates in the amount of $1,553,689 and $918,750, respectively which is comprised of $1,551,739 and $845,000, respectively, which is due from the sponsor for reimbursement of a portion of distributions paid in 2004. The remaining $1,950 and $73,750 as of June 30, 2004 and December 31, 2003, respectively is due from an affiliate for costs paid on their behalf by the Company. The sponsor has agreed to advance funds to the Company for a portion of distributions paid to the Company's shareholders until funds from operations are adequate to cover the distributions. The Sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due and are recorded as a contribution to capital in the accompanying consolidated financial statements. As of June 30, 2004 the Company owed funds to the sponsor in the amount of $1,253,477 for repayment of these advances.

        As of June 30, 2004 and December 31, 2003 the Company owed funds to an affiliate in the amount of $100,000 and $2,154,158, respectively, for the reimbursement of costs paid by the affiliate on behalf of the Company. Both amounts were repaid during 2004.

(4) Stock Option Plan

        The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of June 30, 2004 and December 31, 2003 we have issued 3,500 and 3,000 options, respectively, to acquire shares to each of our independent directors, for a total of 17,500 and 15,000 options, of which none have been exercised or expired.

(5) Leases

Master Lease Agreements

        In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased. As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $363,940 as of June 30, 2004.

Operating leases

        Minimum lease payments to be received in the future under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2004	$62,521,155
2005	75,836,691
2006	72,899,152
2007	67,164,946
2008	61,756,105
Thereafter	365,242,447

Total	$705,420,496

        The remaining lease terms range from one year to 55 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in additional rental income.

(6) Note Receivable

        The note receivable balance of $15,600,975 as of June 30, 2004 consisted of an installment note from Newman Development Group of Gilroy, L.L.C. that matures on July 15, 2005. This note is secured by a first mortgage on Pacheco Pass Shopping Center. Interest only is due in advance on the first of each month at a rate of 6.993% per annum. Upon closing, an interest reserve escrow totaling three months of interest payments was established.

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

(7) Mortgages Payable

        Mortgage loans outstanding as of June 30, 2004 were $588,631,295, of which $537,371,295 had fixed rates ranging from 3.96% to 6.20%. The remaining $51,260,000 represented a variable rate loan with a weighted average interest rate of 2.84% at June 30, 2004. Retail properties with a net carrying value of $956,666,641 at June 30, 2004 and related tenant leases are pledged as collateral.

        As of June 30, 2004, scheduled maturities for the Company's outstanding mortgage indebtedness have various due dates through December 2012. At June 30, 2004, the weighted average interest rate on the Company's mortgage debt was 4.3%. With the exception of the mortgage loan on Plaza Santa Fe II, all of the Company's mortgage loans as of June 30, 2004 require monthly payments of interest only and may be prepaid with a penalty after specific lockout periods. The mortgage loan on Plaza Santa Fe II requires monthly payments of principal and interest, as well as payments into tax, insurance, and replacement reserve escrows. The loan has no prepayment privileges.

        The Company guarantees repayment of $1,083,333 of principal on the Pavilion at King's Grant mortgage debt.

        The debt is cross-collateralized among the properties in connection with the financing of Heritage Towne Crossing and Eckerd Drug Stores in Norman and Edmond, OK.

(8) Line of Credit

        On February 6, 2004, the Company increased its unsecured line of credit arrangement with KeyBank N.A. to $225,000,000 from $150,000,000. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.875% to 3.125% during the quarter ended June 30, 2004. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2004, the Company was in compliance with such covenants. In addition to, and in conjunction with these financial covenants, the Company maintains a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and withdrawn from the cash collateral account as the Company's properties are purchased without debt. Amounts deposited in the cash collateral account are included in Restricted Cash on the Consolidated Balance Sheet. There was $20,448,822 deposited in the cash collateral account which was required by the lender as of June 30, 2004. The outstanding balance on the line of credit was $110,000,000 as of June 30, 2004 at a weighted average interest rate of 3.01% per annum.

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

        Net property operations are summarized in the following table for the three and six months ended June 30, 2004, along with a reconciliation to net income.

	Six months ended June 30, 2004	Three months ended June 30, 2004
Property rental income and additional rental income	$28,980,527	$19,674,414
Total property operating expenses	(6,664,346)	(4,643,474)
Interest expense	(8,357,449)	(5,798,856)

Net property operations	13,958,732	9,232,084

Interest income	456,462	14,709
Less non-property expenses:
Professional services	(156,130)	(99,714)
General and administrative expenses	(1,158,137)	(421,186)
Acquisition cost expenses to affiliates	(541,374)	(125,910)
Depreciation and amortization	(10,428,351)	(6,735,465)
Other income (expense)	15,939	246,855

Net income	$2,147,141	$2,111,373

        The following table summarizes property asset information as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Total assets:
Shopping centers	$1,367,535,186	$142,804,128
Non-segment assets	164,891,061	69,298,035

	$1,532,426,247	$212,102,163

        The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(10) Earnings (loss) per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred in 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive. As of June 30, 2004, options to purchase 15,000 shares of common stock at an exercise price of $8.95 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

        The basic and diluted weighted average number of common shares outstanding were 59,688,094 for the three months ended June 30, 2004 and 48,805,229 for the six months ended June 30, 2004.

(11) Commitments and Contingencies

        The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period January 1, 2004 through December 31, 2007 the tenant Toys R' Us should increase its base rent up to a maximum amount of $250,000 and no decrease has occurred in their requirement to pay for a certain percentage of expenses at the property, then the Company would be obligated to pay the seller additional funds related to the purchase based on an agreed income capitalization formula. The Company has not reserved any funds for this contingency.

        In connection with the purchase of Stony Creek Market Place, the Company is obligated to purchase the Seller's interest in the leases if the Seller exercises the right to develop and lease a vacant 50,000 pad site within 48 months after the closing date of December 8, 2003, which was included in the purchase of the property. In connection with the purchase of Newnan Crossing, the Company is obligated to purchase the remaining portion of the shopping center that is currently under construction, once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based on an agreed upon income capitalization formula. In connection with the purchase of Arvada Connection and Arvada Marketplace, the Company is obligated to purchase a parcel of the shopping center that may be redeveloped by the Seller within the next three years. If the Seller does not redevelop the parcel by the end of the redevelopment period, then the Company is obligated to purchase the parcel for $750,000. In connection with the purchase of Eastwood Towne Center, the Company is obligated to pay the remaining purchase price of $3,836,317 once a major tenant's base rent increases upon two shadow anchor's commencement of operations. In connection with the purchase of Watauga Pavilion, the Company is obligated to pay the remaining purchase price of $2,146,000 once a major tenant has moved in and commenced payment of rent. In connection with the purchase of John's Creek Village, the Company is obligated to pay the remaining purchase price of $13,385,390 once the remaining vacancies have been leased and the respective tenants have moved in and commenced payment of rent. The Company has not reserved any funds for these contingencies.

        In connection with the purchase of Dorman Center, the Company was obligated to purchase a portion of the shopping center that was under construction, once construction was completed and the respective tenants had moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, the Company had deposited one million dollars of earnest money with the Seller. In addition, in conjunction with the financing of Dorman Center on April 20, 2004, the Company was required to obtain a $3.65 million irrevocable letter of credit for a one year period. Once the Company purchased the remaining portion of Dorman Center, and met certain occupancy requirements, the letter of credit will be released. On July 16, 2004, the Company purchased the remaining portion of Dorman Center and the irrevocable letter of credit is still outstanding as the occupancy requirements had not been met as of July 31, 2004.

        In connection with the purchase of Low Country Village, the Company is obligated to purchase a portion of the shopping center that is currently under construction, once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, the Company had deposited $300,000 of earnest money with an escrow agent. In addition the Company is obligated to pay the remaining purchase price on the first phase based on an income capitalization formula not to exceed $1,355,096 once the remaining vacancies have been leased and the respective tenants have moved in and commenced payment of rent.

        In connection with the note receivable related to Pacheco Pass, when the note receivable is repaid, the Company is obligated to purchase the property for approximately $24,000,000.

        In connection with the purchase of Larkspur Landing, the Company assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations. As of June 30, 2004, the remaining liability after disbursements is $1,375,521.

        The Company is currently considering acquiring 13 properties for an estimated purchase price of $501,000,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(12) Subsequent Events

        The Company issued 15,834,545 shares of common stock from July 1, 2004 through July 31, 2004 in connection with the offering, resulting in gross proceeds of $158,220,959.

        On July 12, 2004, the sponsor repaid a portion of its payable to the Company in the amount of $298,262.

        The Company paid distributions of $4,317,876 to its stockholders in July 2004.

        The Company has acquired the following properties or joint venture interests in properties during the period July 1 to July 31, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
07/01/04	Shoppes at Boardwalk	2003/2004	36,642,049	122,413	Borders Books
07/02/04	Shoppes of Dallas	2004	13,052,126	70,610	Publix
07/13/04	Wilshire Plaza III	2004	5,750,000	88,248	Kohl's
07/14/04	Cranberry Square	1996 - 1997	20,219,563	195,566	Dick's Sporting Goods Toys R Us Best Buy Barnes & Noble Office Max
07/16/04	Dorman Center Phase II	2004	7,081,662	37,200	Shoe Carnival
07/19/04	Tollgate Marketplace	1977/1994	72,300,000	393,395	Giant Food JoAnn Fabrics
07/21/04	Gateway Plaza	2000	33,025,276	358,193	Kohl's
07/21/04	Gateway Village	1996	49,513,455	273,904	Safeway Burlington Coat Factory Best Buy
07/21/04	Towson Circle	1988	28,450,000	116,954	Barnes & Noble Bally Fitness
07/21/04	Wal-Mart Supercenter	2004	12,935,000	183,211	Wal-Mart SuperCenter
07/22/04	Wrangler Company Western Headquarters	1993	18,476,792	316,800	Wrangler
07/26/04	Plaza at Marysville	1995	21,266,000	115,656	Safeway
07/27/04	Forks Town Center	2002	18,198,701	87,560	Giant Foods
07/30/04	Academy Sports	2004	5,250,000	60,001	Academy Sports

        The Company funded $5,750,000 which represents a portion of the purchase price of a shopping center under construction to be known as Wilshire Plaza III to contain 88,248 gross leasable square feet leased to Kohl's. The Company's total acquisition cost will be approximately $9,850,000. In accordance with the terms of the purchase agreement with the seller, the Company will advance funds for the construction of the retail building in two installments. The Company will receive a 7% return on the original amount funded of $5,750,000 and on additional construction advances to the seller until such time as Kohl's lease commences.

        The Company entered into joint venture agreements with the current owners of three shopping centers known as Tollgate Marketplace, Gateway Village, and Towson Circle. The Company made capital contributions to these joint ventures and received equity interests representing majority ownership and operating control of these joint ventures.

        The mortgage debt and financings obtained during the period July 1, 2004 to July 31, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
07/02/04	John's Creek Village	5.100%	08/01/09	23,300,000
07/02/04	Shoppes at Boardwalk	4.130%	07/01/09	20,150,000
07/09/04	Fullerton Metrocenter	5.09%	08/01/09	28,050,000
07/14/04	Northgate North	4.60%	07/01/08	26,650,000
07/16/04	Cranberry Square	4.975%	08/01/09	10,900,000
07/21/04	Gateway Village	LIBOR + 1.13% LIBOR + 2.00%	07/01/09 08/01/05	27,233,000 4,225,000
07/21/04	Tollgate Marketplace	LIBOR + 1.20%	06/01/09	39,765,000
07/21/04	Towson Circle	5.10% LIBOR + 2.00%	07/01/09 08/01/05	15,647,500 3,550,000
07/21/04	Eckerds Drug Stores(4)	5.275%	08/01/09	6,800,000
07/26/04	Wrangler Company Western Headquarters	5.090%	08/01/09	11,300,000
07/27/04	Pine Ridge Plaza	5.085%	08/01/09	14,700,000
07/30/04	Plaza at Marysville	5.085%	08/01/09	11,800,000

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

        The following discussion and analysis relates to the three and six months ended June 30, 2004. The period from March 5, 2003 (inception) to June 30, 2003 is not comparable because no properties were owned by us during that 2003 period. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

        We were formed to acquire and manage a diversified portfolio of real estate, principally multi-tenant shopping centers. We operate as a real estate investment trust or REIT for Federal and state income tax purposes. We have initially focused on acquiring properties in the Western states. We have begun to acquire and plan to continue acquiring properties in the Western states. We may also acquire retail properties in locations throughout the United States. Inland Western Retail Real Estate Advisory Services, Inc. or our advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

        Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds. As of July 31, 2004 we have purchased 14 additional properties located in the states of Arkansas, Georgia, Louisiana, Maryland, Missouri, Pennsylvania, South Carolina, Texas and Washington.

        During the six months ended June 30, 2004, we purchased 34 properties, of which 13 were not located in our primary geographical area of interest. We purchased these 13 properties because we had the unique opportunity of taking advantage of our advisor's acquisition pipeline of properties located east of the Mississippi River which generally, continue to have rates of return above those located in the Western United States. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

        During the second quarter of 2004, the retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite subsequent terrorist threats and the Iraqi war. A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales have also contributed to the stability.

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

        We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our current and targeted properties, to a large extent, consist or will consist of: retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings who can withstand a downturn. We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.

        We are subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant by leased area is Best Buy, which has nine leases representing approximately 428,643 square feet, or approximately 4.5% of the total gross leasable area owned by us as of July 31, 2004. The annualized base rental income from these leases is approximately $6,276,746, or approximately 5.2% of the total annualized base rental income, based on our portfolio of properties as of July 31, 2004. The two largest tenants in annualized base rental income are Best Buy and Ross Dress for Less which together total approximately $9,764,088 or 8.1% of the total annualized base rental income, based on our portfolio of properties as of July 31, 2004.

        We are in the process of offering our common stock and have raised $850,239,770 as of June 30, 2004. We raised on average approximately $120 million per month during the second quarter of 2004.

        As of June 30, 2004, we owned a portfolio of forty-two properties located in Arizona, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Nevada, New Mexico, North Carolina, Oklahoma, South Carolina, Texas, Utah, and Washington containing an aggregate of approximately 7,143,674 square feet of gross leasable area. As of June 30, 2004, approximately 92% of gross leasable area in the properties was physically leased.

        The following is a summary of the properties we own as of June 30, 2004:

Property	Gross Leasable Area (Sq Ft)	Date Acquired	Year Built/ Renovated	Amount of Mortgages Payable at 06/30/04
Alison's Corner San Antonio, TX	55,066	04/04	2003	$3,850,000
Arvada Connection and Arvada Marketplace Arvada, CO	358,094	04/04	1987/1990	28,510,000
Best on the Boulevard Las Vegas, NV	204,627	04/04	1996/1999	19,525,000
Bluebonnet Parc Baton Rouge, LA	135,289	04/04	2002	12,100,000
CorWest Plaza New Britain, CT	115,011	01/04	1999/2003	18,150,000
Darien Towne Centre Darien, IL	223,876	12/03	1994	16,500,000
Davis Towne Crossing North Richland Hills, TX	41,391	06/04	2004	—
Dorman Center—Phase I Spartanburg, SC	350,994	03/04	2003	27,610,000
Eastwood Towne Center Lansing, MI	334,454	05/04	2002	46,750,000
Eckerd Drug Store Columbia, SC	13,440	06/04	2004	—
Eckerd Drug Store Crossville, TN	13,824	06/04	2004	—
Eckerd Drug Store Edmund, OK	13,824	12/03	2003	1,850,000
Eckerd Drug Store Greer, SC	13,824	06/04	2004	—
Eckerd Drug Store Kill Devil Hills, NC	13,824	06/04	2004	—
Eckerd Drug Store Norman, OK	13,824	12/03	2003	2,900,000
Fullerton Metrocenter Fullerton, CA	242,080	06/04	1988	—
Heritage Towne Crossing Euless, TX	80,574	03/04	2002	8,950,000
Hickory Ridge Hickory, NC	380,487	01/04	1999	23,650,000

Huebner Oaks Center San Antonio, TX	286,738	06/04	1998	48,000,000
John's Creek Village Duluth, GA	191,475	06/04	2004	—
La Plaza Del Norte San Antonio, TX	320,362	01/04	1996/1999	32,528,000
Lakewood Towne Center Lakewood, WA	577,863	06/04	1988/2003	51,260,000
Larkspur Landing Larkspur, CA	173,814	01/04	1978/2001	33,630,000
Low Country Village Bluffton, SC	76,376	06/04	2004	—
MacArthur Crossing Los Colinas, TX	110,975	02/04	1996	12,700,000
Metro Square Center Severn, MD	61,817	01/04	1999	6,067,183
Newnan Crossing I & II Newnan, GA	291,833	12/03 & 03/04	1999/2003	21,543,091
Northgate North Seattle, WA	302,744	06/04	2004	—
Northpointe Plaza Spokane, WA	378,890	05/04	1991/1993	30,850,000
North Ranch Pavilions Thousand Oaks, CA	62,812	01/04	1992	10,157,400
North Rivers Town Center Charleston, SC	141,167	04/04	2004	11,050,000
Paradise Valley Marketplace Phoenix, AZ	92,164	04/04	2002	15,680,500
Pavilion at King's Grant Concord, NC	79,009	12/03	2003	5,342,000
Peoria Crossings Peoria, AZ	213,733	03/04	2003	20,497,400
Pine Ridge Plaza Lawrence, KS	230,493	06/04	1998/2004	—
Plaza Santa Fe II Santa Fe, NM	222,411	06/04	2000/2002	17,551,721
Promenade at Red Cliff St. George, UT	94,936	02/04	1997	10,590,000

Shaw's Supermarket New Britain, CT	65,658	12/03	1995	6,450,000
Shops at Park Place Plano, TX	116,300	10/03	2001	13,127,000
Shoppes of Prominence Point Canton, GA	88,058	06/04	2004	—
Stony Creek Market Place Noblesville, IN	153,803	12/03	2003	14,162,000
Watauga Pavilion Watauga, TX	205,740	05/04	2004	17,100,000

Total	7,143,674			$588,631,295

        The square footage for Arvada Connection, Darien Towne Centre, Davis Towne Crossing, Eastwood Towne Center, Heritage Towne Crossing, Hickory Ridge, Huebner Oaks Center, John's Creek Village, MacArthur Crossing, Newnan Crossing I & II, Northpointe Plaza, North Rivers Town Center, Paradise Valley Marketplace, Pavilion at King's Grant, Pine Ridge Plaza, Shops at Park Place and Stony Creek Market Place includes 2,240, 6,371, 4,000, 24,110, 7,246, 70,127, 8,036, 10,555, 6,500, 6,650, 18,719, 31,280, 10,908, 65,000, 84,676, 3,822 and 8,000 respectively, square feet of space leased to tenants under ground lease agreements.

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

Acquisition of Investment Property

        We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships and as of June 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

        Impairment of Long-Lived Assets.    We conduct an impairment analysis on a quarterly basis in accordance with Statement of Financial Accounting Standards No. 144 or SFAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time.

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

        The application of SFAS 141 and SFAS 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the quarter ended June 30, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $475,574 was applied as a reduction to rental income for the three months ended June 30, 2004 and $813,177 for the six months ended June 30, 2004. Amortization pertaining to the below market lease costs of $545,784 was applied as an increase to rental income for the three months ended June 30, 2004 and $902,613 for the six months ended June 30, 2004. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at June 30, 2004:

Amortization of:	July 1, 2004 through December 31, 2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	$(1,469,181)	(2,938,359)	(2,885,842)	(2,119,421)	(1,980,185)	(12,903,389)
Acquired below market lease costs	2,823,964	5,471,188	5,065,985	4,646,973	4,096,500	27,155,016

Net rental income increase	$1,354,783	2,532,829	2,180,143	2,527,552	2,116,315	14,251,627

Acquired in-place lease intangibles	$(4,842,059)	(9,684,122)	(9,684,122)	(9,684,122)	(9,684,122)	(50,916,901)

        The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $1,495,955 for the three months ended June 30, 2004 and $2,293,994 for the six months ended June 30, 2004. The table above presents the amortization during the next five years related to acquired in-place lease costs for properties owned at June 30, 2004.

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

        We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

        Interest Rate Futures Contracts.    We enter into interest rate futures contracts or treasury contracts as a means of reducing our exposure to rising interest rates. At inception, contracts are evaluated in order to determine if they will qualify for hedge accounting treatment and will be accounted for either on a deferral, accrual or market value basis depending on the nature of our hedge strategy and the method used to account for the hedged item. Hedge criteria include demonstrating the manner in which the hedge will reduce risk, identifying the specific asset, liability or firm commitment being hedged, and citing the time horizon being hedged.

        During the second quarter of 2004, we entered into treasury contracts with a futures commission merchant with a total notional amount of $95.0 million with yields ranging from 3.85% for 5 year treasury contracts to 4.63% for 10 year treasury contracts and maturities at various dates in 2004. The amount required to be on deposit at June 30, 2004 for these treasury contracts had a cost basis and liquidation value of $2,137,000 and $789,000, respectively. As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss of approximately $1,348,000 at June 30, 2004 is recognized currently in earnings and is included in interest expense in the Consolidated Statement of Operations.

Liquidity and Capital Resources

General.

        Our principal demands for funds have been for property acquisitions, for the payment of operating expenses and dividends, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by a public offering of our shares of common stock. However, there may be a passage of time between the sale of the shares and our purchase of properties, which may result in a delay in the benefits to stockholders of returns generated from property operations. Our advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf. After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the properties. These lower returns may affect our ability to make distributions.

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

Liquidity

        Offering.    As of June 30, 2004, subscriptions for a total of 85,098,440 shares had been received from the public, which include the 20,000 shares issued to the advisor and 748,245 shares distributed pursuant to the DRP as of June 30, 2004. As a result of such sales, we received a total of $850,239,770 of gross offering proceeds as of June 30, 2004.

        Mortgage Debt.    As of June 30, 2004 we have obtained mortgage debt on thirty-one properties totaling $588,631,295. With the exception of Plaza Santa Fe II, these loans require monthly payments of interest only and bear interest at a range between 2.68% and 4.77% per annum. The mortgage loan on Plaza Santa Fe II requires monthly payments of principal and interest at 6.20% per annum, and payments into taxes, insurance and replacement reserve escrows.

        During the period from July 1, 2004 through July 31, 2004 we obtained mortgage financing on properties that we purchased during 2004 totaling approximately $204,300,000 that require monthly payments of interest only and bear interest at a range of 4.13% to 5.10% per annum or LIBOR plus 113 to 200 basis points.

        From January 1, 2004 through July 31, 2004, we entered into numerous interest rate lock agreements, as described below, to secure the interest rate on mortgage debt on properties we currently own or will purchase in the future. The funds under the rate agreements and the deposits are applied to the mortgage fundings as they occur.

        On February 9, 2004, we entered into an agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $1,200,000 to lock the interest rate at 4.372% for a period of 90 days on $60,000,000 in principal, all of which has been applied to closed mortgage fundings.

        On March 5, 2004 and March 11, 2004, we entered into two separate rate lock agreements with Principal Life Insurance Company. We paid a rate lock deposit of $500,000 for each agreement to lock the interest rate at 4.13% and 4.09%, respectively, for a period of 120 days. Each rate lock is on $50,000,000 in principal, all of which has been applied to closed mortgage fundings.

        On May 18, 2004, we entered into a rate lock agreement with Allstate Investments, LLC. We paid a rate lock deposit of $750,000 to lock the interest rate at 5.05% for a period of 120 days on $75,000,000 in principal. Of this amount, $16,362,500 has been applied to closed mortgage fundings, with the remainder allocated to new or pending acquisitions.

        On June 2, 2004, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $4,000,000 to lock the interest rate at 5.12% for a period of 90 days on $200,000,000 in principal, $196,000,000 of which has been allocated to new or pending acquisitions.

        On June 3, 2004, we entered into a rate lock agreement with KeyBank National Association. We paid a rate lock deposit of $1,000,000 to lock the interest rate at 4.995% for a period of 90 days on $100,000,000 in principal, all of which has been allocated to new or pending acquisitions.

        On June 3, 2004, we entered into a rate lock agreement with Allstate Investments, LLC. We paid a rate lock deposit of $500,000 to lock the interest rate at 4.91% for a period of 120 days on $50,000,000 in principal, all of which has been allocated to new or pending acquisitions.

        On June 25, 2004, we entered into a rate lock agreement with Principal Real Estate Investors, LLC. We paid a rate lock deposit of $600,000 to lock the interest rate at 4.48% for a period of 120 days on $60,000,000 in principal, all of which has been allocated to new or pending acquisitions.

        On July 2, 2004, we entered into two separate rate lock agreements with Bear Stearns Commercial Mortgage, Inc. We paid one rate lock deposit of $400,000 to lock the interest rate at 5.06% for a period of 90 days on $20,000,000 in principal. We paid a second rate lock deposit of $600,000 to lock the interest rate at 5.01% for a period of 90 days on $30,000,000 in principal. Collectively, $35,000,000 has been allocated to new or pending acquisitions.

        On July 9, 2004, we entered into a rate lock agreement with LaSalle Bank National Association. We paid a rate lock deposit of $500,000 to lock the interest rate at 5.04% for a period of 90 days on $50,000,000 in principal, all of which has been allocated to new or pending acquisitions.

        On July 16, 2004, we entered into a rate lock agreement with Nomura Credit & Capital, Inc. We paid a rate lock deposit of $500,000 to lock the interest rate at 4.815% for a period of 90 days on $50,000,000 in principal.

        Line of Credit.    On February 6, 2004, we increased our unsecured line of credit arrangement with KeyBank N.A. to $225,000,000 from $150,000,000. The funds from this line of credit may be used to provide funds from the time a property is purchased until permanent debt is placed on that property. The line requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.875% to 3.125% during the quarter ended June 30, 2004. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. In addition to, and in conjunction with these financial covenants, we maintain a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and with drawn from the cash collateral account as our properties are purchased without debt. As of June 30, 2004, we were in compliance with such covenants and $20,448,822 was deposited in the cash collateral account. The outstanding balance on the line of credit was $110,000,000 as of June 30, 2004 at a weighted average interest rate of 3.01% per annum.

        Stockholder Liquidity.    We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

        The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of June 30, 2004, we issued 748,245 shares pursuant to the DRP for an aggregate amount of $7,108,326.

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

        Shares purchased by us will not be available for resale. As of June 30, 2004, no shares have been repurchased.

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

        During the six months ended June 30, 2004, we closed on mortgage debt with a principal amount of $559,004,295. At June 30, 2004, the weighted average cost of mortgage funds was approximately 4.30%. $507,744,295 of these mortgage loans are fixed-rate loans that bear interest at a rate between 3.96% and 6.20% per annum. The remaining $51,260,000 represents variable-rate loans with a weighted average interest rate of 2.84% per annum at June 30, 2004.

        With the exception of the mortgage loan on Plaza Santa Fe II, all of the loans closed during the six months ended June 30, 2004 require monthly payments of interest only and may be prepaid with a penalty after specific lockout periods. The mortgage loan on Plaza Santa Fe II requires monthly payments of principal and interest, as well as payments into tax, insurance, and replacement reserve escrows and has no prepayment privileges.

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

Cash Flows From Operating Activities

        Cash flows provided by operating activities were approximately $15,697,000 for the six month period ended June 30, 2004, which is due primarily to net income from property operations.

Cash Flows From Investing Activities

        Cash flows used in investing activities were approximately $1,148,663,000 for the six month period ended June 30, 2004 which were primarily used for the acquisition of 34 properties for approximately $1,090,426,000.

        As of July 31, 2004, we had approximately $200,000,000 available for investment in additional properties. As of July 31, 2004 we are considering the acquisition of approximately $501,000,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our current experience in raising funds in our offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

        Cash flows provided by financing activities was approximately $1,195,482,000 for the six month period ended June 30, 2004. We generated proceeds from the sale of shares, net of offering costs paid, of approximately $593,471,000. We generated approximately $541,453,000 from the issuance of new mortgages secured by 29 of our properties and $105,000,000 from funding on the line of credit. We paid approximately $10,154,000 for loan fees and approximately $13,255,000 in distributions to our stockholders for the six months ended June 30, 2004. The sponsor has agreed to advance us amounts to pay a portion of these distributions until funds from operations are adequate to cover distributions.

        Given the current size of our offering, as of July 31, 2004, we could raise approximately $1.5 billion of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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

Effects of Transactions with Related and Certain Other Parties

        Services Provided by Affiliates of the Advisor    As of June 30, 2004, we had incurred $93,674,110 of offering costs, of which $70,096,693 was paid or accrued to affiliates. In accordance with the terms of our offering, the advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of June 30, 2004, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by the advisor.

        The advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the advisor and its affiliates relating to the offering. In addition, an affiliate of the advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $70,096,693 as of June 30, 2004, of which $468,907 was unpaid at June 30, 2004.

        The advisor and its affiliates are entitled to reimbursement for general and administrative expenses of the advisor and its affiliates relating to our administration. Such costs are included in general and administrative expenses to affiliates, professional services to affiliates, and acquisition cost expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the six months ended June 30, 2004, we incurred $637,359 of these costs, of which $218,000 remained unpaid as of June 30, 2004.

        An affiliate of the advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $21,276 for the six months ended June 30, 2004.

        The advisor contributed $200,000 to our capital for which it received 20,000 shares.

        We use the services of an affiliate of the advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .02% of the principal balance of mortgage loans obtained. Such costs are capitalized as loan fees and amortized over the respective loan term. During the six months ended June 30, 2004, we paid loan fees totaling $1,122,042 to this affiliate.

        We pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. For the six months ended June 30, 2004, we neither paid nor accrued such fees because the advisor agreed to forego such fees for the first and second quarters of 2004.

        The property managers, entities owned principally by individuals who are affiliates of the advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred property management fees of $1,154,272 for the six months ended June 30, 2004. None remained unpaid as of June 30, 2004.

        We established a discount stock purchase policy for our affiliates and affiliates of the advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 510,839 shares to affiliates and recognized an expense related to these discounts of $336,129 for the six months ended June 30, 2004.

        As of June 30, 2004 we were due funds from our affiliate in the amount of $1,553,689, $1,551,739 of which is due from our sponsor for reimbursement of a portion of the distributions paid by us during 2004. The remaining $1,950 is due from an affiliate for costs paid on their behalf by the Company. The sponsor has agreed to advance to us amounts to pay a portion of distributions to our stockholders until funds from operations are adequate to cover the distributions. The sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due. As of June 30, 2004 we owe funds to the sponsor in the amount of $1,253,477 for repayment of the funds advanced for payment of distributions.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

        The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$588,631,295	—	7,260,000	298,839,074	282,532,221
Line of Credit	110,000,000	110,000,000	—	—	—

Contracts and Commitments

        The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period January 1, 2004 through December 31, 2007 the tenant, Toys R' Us, should increase its base rent up to a maximum amount of $250,000 and no decrease has occurred in their requirement to pay for a certain percentage of expenses at the property, then we would be obligated to pay the seller additional funds related to the purchase based on an agreed income capitalization formula. We have not reserved any funds for this contingency.

        In connection with the purchase of Stony Creek Market Place, we are obligated to purchase the seller's interest in the leases if the seller exercises the right to develop and lease a vacant 50,000 pad site within 48 months after the closing date of December 8, 2003, which was included in the purchase of the property. In connection with the purchase of Newnan Crossing, we are obligated to purchase the remaining portion of the shopping center that is currently under construction, once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based on an agreed upon income capitalization formula. In connection with the purchase of Arvada Connection and Arvada Marketplace, we are obligated to purchase a parcel of the shopping center that may be redeveloped by the seller within the next three years. If the seller does not redevelop the parcel by the end of the redevelopment period, then we are obligated to purchase the parcel for $750,000. In connection with the purchase of Eastwood Town Center, we are obligated to pay the remaining purchase price of $3,836,317 once a major tenant's base rent increases upon two shadow anchor's commencement of operations. In connection with the purchase of Watauga Pavilion, we are obligated to pay the remaining purchase price of $2,146,000 once a major has moved in and commenced payment of rent. In connection with the purchase of John's Creek Village, we are obligated to pay the remaining purchase price of $13,385,390 once the remaining vacancies have been leased and the respective tenants have moved in and commenced payment of rent. We have not reserved any funds for these contingencies.

        In connection with the purchase of Dorman Center, we were obligated to purchase a portion of the shopping center that was under construction, once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, we had deposited one million dollars of earnest money with the seller. In addition, in conjunction with the financing of Dorman Center on April 20, 2004, we were required to obtain a $3.65 million irrevocable letter of credit for a one year period. Once we purchased the remaining portion of Dorman Center, and met certain occupancy requirements the letter of credit will be released. On July 16, 2004, we purchased the remaining portion of Dorman Center and the irrevocable letter of credit is still outstanding as the occupancy requirements had not been met as of July 31, 2004.

        In connection with the purchase of Low Country Village, we were obligated to purchase a portion of the shopping center that is currently under construction, once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based on an agreed upon income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, we had deposited $300,000 of earnest money with an escrow agent. In addition we are obligated to pay the remaining purchase price on the first phase based on an income capitalization formula not to exceed $1,355,096 once the remaining vacancies have been leased and the respective tenants have moved in and commenced payment of rent. In connection with the note receivable related to Pacheco Pass, when the note is repaid, we are obligated to purchase the property for $24,000,000.

        In connection with the purchase of Larkspur Landing, the Company assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations. As of June 30, 2004, the remaining liability after disbursements was $1,375,521.

        Subsequent to June 30, 2004, we purchased 14 properties for a purchase price of approximately $342,000,000. In addition, we are currently considering acquiring 13 properties for an estimated purchase price of $501,000,000. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

        The following discussion is based primarily on our consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,490	$127,195,469
March 31, 2004	11	2,126,152	$384,052,586
June 30, 2004	23	4,220,032	$713,925,077

Total	42	7,143,674	$1,225,173,132

        Rental Income, Real Estate Tax Recovery, Common Area Cost Recovery and Additional Rental Income.    Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Real estate tax recovery, common area cost recovery and additional rental income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $22,885,718 and all additional rental income was $6,094,809 for the six months ended June 30, 2004.

        Interest Income.    Interest income consists primarily of interest earned from short term investments that are held by us. Interest income was $456,462 for the six month period ended June 30, 2004. This results primarily from interest earned on cash for the six months ended June 30, 2004.

        Professional Services.    Professional services consist of fees to accountants and lawyers. Professional services expense was $156,130 for the six months ended June 30, 2004. This results from professional services required as the business and investor base grows. Accounting fees comprise the majority of the professional services expense.

        General and Administrative Expenses.    General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, and printer costs. These expenses were $1,158,137 for the six months ended June 30, 2004 and resulted from increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

        Property Operating Expenses.    Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots. These expenses were $6,664,346 for the six months ended June 30, 2004.

        Interest.    Interest was $8,357,449 for the six months ended June 30, 2004 and is due to the financing on 31 properties as of June 30, 2004 and funds drawn during the first quarter of 2004 on the line of credit.

        Depreciation.    Depreciation expense was $7,493,738 and is due to depreciation on the properties owned during the six months ended June 30, 2004.

        Amortization.    Amortization expense was $2,934,613 and is due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $97 million and loan fees of $4 million during the six months ended June 30, 2004.

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

Six months ended June 30, 2004
Net income	$2,147,141
Depreciation and amortization related to investment properties	9,788,099

Funds from operations(1)	$11,935,240

(1)
FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

        The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties as of June 30, 2004 and December 31, 2003. The weighted average gross leasable area occupied at June 30, 2004 and December 31, 2003 was 92% and 98%, respectively. N/A indicates the property was not owned by us at the end of the period.

	June 30, 2004		December 31, 2003
Properties:	GLA Occupied	(%)	GLA Occupied	(%)
Alison's Corner, San Antonio, TX	55,066	100	N/A	N/A
Arvada Connection and Marketplace, Arvada, CO	340,859	95	N/A	N/A
Best on the Boulevard, Las Vegas, NV	156,756	77	N/A	N/A
Bluebonnet Parc, Baton Rouge, LA	120,289	89	N/A	N/A
CorWest Plaza, New Britain, CT	114,023	99	N/A	N/A
Darien Towne Centre, Darien, IL	210,010	94	212,682	95
Davis Towne Crossing, North Richland Hills, TX	34,131	83	N/A	N/A
Dorman Center—Phase I, Spartanburg, SC	342,494	98	N/A	N/A
Eastwood Towne Center, Lansing, MI	324,020	97	N/A	N/A
Eckerd Drug Store, Columbia, SC	13,440	100	N/A	N/A
Eckerd Drug Store, Crossville, TN	13,824	100	N/A	N/A
Eckerd Drug Store, Edmund, OK	13,824	100	13,824	100
Eckerd Drug Store, Greer, SC	13,824	100	N/A	N/A
Eckerd Drug Store, Kill Devil Hills, NC	13,824	100	N/A	N/A
Eckerd Drug Store, Norman, OK	13,824	100	13,824	100
Fullerton Metrocenter, Fullerton, CA	225,040	93	N/A	N/A
Heritage Towne Crossing, Euless, TX	68,811	85	N/A	N/A
Hickory Ridge, Hickory, NC	380,487	100	N/A	N/A
Huebner Oaks Center, San Antonio, TX	277,461	97	N/A	N/A
John's Creek Village, Duluth, GA	140,930	71	N/A	N/A
La Plaza Del Norte, San Antonio, TX	304,540	95	N/A	N/A
Lakewood Towne Center, Lakewood, WA	544,926	94	N/A	N/A
Larkspur Landing, Larkspur, CA	154,067	88	N/A	N/A
Low Country Village, Bluffton, SC	70,598	92	N/A	N/A
MacArthur Crossing, Los Colinas, TX	104,935	95	N/A	N/A
Metro Square Center, Severn, MD	61,817	100	N/A	N/A
Newnan Crossing, Newnan, GA	288,055	99	127,260	97
Northpointe Plaza, Seattle, WA	375,324	99	N/A	N/A
North Ranch Pavilions, Thousand Oaks, CA	55,928	89	N/A	N/A
North Rivers Town Center, Charleston, SC	141,167	100	N/A	N/A
Northgate North, Seattle, WA	282,595	93	N/A	N/A
Paradise Valley Marketplace, Phoenix, AZ	80,535	87	N/A	N/A
Pavilion at King's Grant, Concord, NC	79,009	100	79,009	100
Peoria Crossings, Peoria, AZ	209,123	98	N/A	N/A
Pine Ridge Plaza, Lawrence, KS	230,493	100	N/A	N/A
Plaza Santa Fe II, Santa Fe, NM	217,329	98	N/A	N/A
Promenade at Red Cliff, St. George, UT	87,109	92	N/A	N/A
Shaw's Supermarket, New Britain, CT	65,658	100	65,658	100
Shops at Park Place, Plano, TX	116,300	100	116,300	100
Shoppes of Prominence Point, Canton, GA	74,208	84	N/A	N/A
Stony Creek Market Place, Noblesville, IN	153,803	100	150,727	98
Watauga Pavilion, Watauga, TX	180,941	88	N/A	N/A

	6,751,397		779,284

        As part of the purchase of Darien Towne Centre, CorWest Plaza, La Plaza Del Norte, Dorman Center—Phase I, Peoria Crossings, Paradise Valley Marketplace, Best on the Boulevard and Bluebonnet Parc, we are entitled to receive payments in accordance with a master lease agreement for space, which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased. The percentage in the table above does not include non-revenue producing space covered by the master lease agreement. The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 71% and 100% at June 30, 2004.

Subsequent Events

        We paid distributions of $4,317,876 to our stockholders in July 2004.

        We issued 15,834,545 shares of common stock from July 1, 2004 through July 31, 2004, resulting in a total of 100,932,985 shares of common stock outstanding. As of July 31, 2004, subscriptions for a total of 99,943,622 shares were received resulting in total gross offering proceeds of $999,357,068 and an additional 992,862 shares were issued pursuant to the DRP for $9,432,194 of additional gross proceeds.

        On July 12, 2004, the sponsor repaid a portion of its payable to us in the amount of $298,262.

        We have acquired the following properties during the period July 1 to July 31, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
07/01/04	Shoppes at Boardwalk	2003/2004	36,642,049	122,413	Borders Books
07/02/04	Shoppes of Dallas	2004	13,052,126	70,610	Publix
07/13/04	Wilshire Plaza III	2004	5,750,000	88,248	Kohl's
07/14/04	Cranberry Square	1996-1997	20,219,563	195,566	Dick's Sporting Goods Toys R Us Best Buy Barnes & Noble Office Max
07/16/04	Dorman Center Phase II	2004	7,081,662	37,200	Shoe Carnival
07/19/04	Tollgate Marketplace	1977/1994	72,300,000	393,395	Giant Food JoAnn Fabrics Circuit City Toys R Us
07/21/04	Gateway Plaza	2000	33,025,276	358,193	Kohl's
07/21/04	Gateway Village	1996	49,513,455	273,904	Safeway Burlington Coat Factory Best Buy
07/21/04	Towson Circle	1988	28,450,000	116,954	Barnes & Noble Bally Fitness
07/21/04	Wal-Mart Supercenter	2004	12,935,000	183,211	Walmart SuperCenter
07/22/04	Wrangler Company Western Headquarters	1993	18,476,792	316,800	Wrangler
07/26/04	Plaza at Marysville	1995	21,266,000	115,656	Safeway
07/27/04	Forks Town Center	2002	18,198,701	87,560	Giant Foods
07/30/04	Academy Sports	2004	5,250,000	60,001	Academy Sports

        The mortgage debt and financings obtained during the period July 1, 2004 to July 31, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
07/02/04	John's Creek Village	5.100%	08/01/09	23,300,000
07/02/04	Shoppes at Boardwalk	4.130%	07/01/09	20,150,000
07/09/04	Fullerton Metrocenter	5.09%	08/01/09	28,050,000
07/14/04	Northgate North	4.60%	07/01/08	26,650,000
07/16/04	Cranberry Square	4.975%	08/01/09	10,900,000
07/21/04	Gateway Village	LIBOR + 1.13% LIBOR + 2.00%	07/01/09 08/01/05	27,233,000 4,225,000
07/21/04	Tollgate Marketplace	LIBOR + 1.20%	06/01/09	39,765,000
07/21/04	Towson Circle	5.10% LIBOR + 2.00%	07/01/09 08/01/05	15,647,500 3,550,000
07/21/04	Eckerds Drug Stores(4)	5.275%	08/01/09	6,800,000
07/26/04	Wrangler Company Western Headquarters	5.090%	08/01/09	11,300,000
07/27/04	Pine Ridge Plaza	5.085%	08/01/09	14,700,000
07/30/04	Plaza at Marysville	5.085%	08/01/09	11,800,000

        We are currently considering acquiring 13 properties for an estimated purchase price of $501,000,000. Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Inflation

        For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases, and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of June 30, 2004, we owned seven single-user triple-net leased properties.

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

        During the second quarter 2004, the Company entered into derivative financial instruments ("treasury contracts") to offset exposures to increases in interest rates with a notional amount of $95.0 million with yields ranging from 3.85% for 5 year treasury contracts to 4.63% for 10 year treasury contracts and maturities at various dates in 2004. Amounts required to be on deposit at June 30, 2004 for these treasury contracts had a cost basis and liquidation value of $2,137,000 and $789,000, respectively. Therefore, the Company recognized a net loss on these treasury contracts of about $1,348,000 at June 30, 2004. To offset the net loss recognized on these treasury contracts, we took advantage of the lower treasury yields which caused the loss on the treasury contracts and secured permanent financing in the amount of $410,000,000 for pending acquisitions.

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

        The fair value of our debt approximates its carrying amount as of June 30, 2004.

        Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	—	—	—	—	$19,577,000	$517,794,295
Variable rate debt (including line of credit)	$110,000,000	7,260,000	—	—	—	44,000,000
Average interest rate on debt:
Fixed rate debt (mortgage loans)	—	—	—	—	4.70%	4.43%
Variable rate debt (including line of credit)	3.01%	3.83%	—	—	—	2.68%

        We have $161,260,000 of variable rate interest averaging 2.96% as of June 30, 2004. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of June 30, 2004, interest expense increases by $1,612,600 on an annual basis.

Item 4. Controls and Procedures

        An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officers. Based upon that evaluation, our chief executive officer and our principal accounting and financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms

        There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occured during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

        As of June 30, 2004, we have sold the following securities in the initial offering for the following aggregate offering prices:

*	84,330,195	shares on a best efforts basis for $842,931,444; and
*	748,245	shares pursuant to the DRP for $7,108,326

        The total of shares and gross offering proceeds from all offerings as of June 30, 2004 is 85,078,440 shares for $850,039,770. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the advisor for $200,000 preceding the commencement of the initial offering.

        From September 17, 2003, which was the effective date of the initial offering through June 30, 2004, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$88,454,267	A
Finders' fees	—	A
Expenses paid to or for underwriters	—	A
Other expenses to affiliates	666,107	A
Other expenses paid to non-affiliates	4,553,736	A

Total expenses	$93,674,110

        The net offering proceeds to us for the initial offering period, after deducting the total expenses paid and accrued described above, are $756,365,660.

        The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

        Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	—	A
Purchase of real estate	$679,802,686	A
Acquisition of other businesses	—	A
Repayment of indebtedness	—	A
Working capital (currently)	7,563,656	E
Temporary investments (currently)	68,999,318	A
Other uses	—	A

Total uses	$756,365,660

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

    Report on Form 8-K dated April 8, 2004
    Item 2—Acquisition or Disposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated April 22, 2004
    Item 2—Acquisition or Disposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated May 11, 2004
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated May 13, 2004
    Item 2—Acquisition or Disposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated June 1, 2004
    Item 2—Acquisition or Disposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K/A dated June 16, 2004
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K/A dated June 16, 2004
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K/A dated June 16, 2004
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K/A dated June 16, 2004
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated June 23, 2004
    Item 2—Acquisition or Disposition of Assets
    Item 7—Financial Statements and Exhibits

    Report on Form 8-K dated June 30, 2004
    Item 2—Acquisition or Disposition of Assets
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
10.5	*	Independent Director Stock Option Plan.
10.6	*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.
10.7	*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.
10.8	*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.
10.9	*	Share Repurchase Plan.
10.10	*	Agreement for Purchase and Sale (Re: Stony Creek) dated November 11, 2003.
10.11	*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.
10.12	*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.13	*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.14	*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.
10.15	*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.
10.16	*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.

10.17	*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.
10.18	*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.
10.19	*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.
10.20	*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.
10.21	*	Purchase and Sale Agreement (Re: Shaws Supermarkets—New Britain) dated November 20, 2003.
10.22	*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.
10.23	*	Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.
10.24	*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.
10.25	*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.
10.26	*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.
10.27	*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.
10.28	*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.
10.29	*	Assignment (Re: Darien Towne Center) dated December 19, 2003.
10.30	*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket—New Britain) dated December 30, 2003.
10.31	*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.
10.32	*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.
10.33	*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.
10.34	*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.35	*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.36	*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.37	*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.38	*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.39	*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.
10.40	*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.
10.41	*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.
10.42	*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.
10.43	*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.

10.44	*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.45	*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.46	*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.47	*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.
10.48	*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket—New Britain) dated January 2004.
10.49	*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.
10.50	*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.51	*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.52	*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.
10.53	*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003.
10.54	*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.
10.55	*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.
10.56	*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.
10.57	*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.
10.58	*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.
10.59	*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.
10.60	*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.
10.61	*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.62	*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.
10.63	*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.64	*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.
10.65	*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.
10.66	*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.

10.67	*	Assignment (Re: Larkspur Landing) dated January 14, 2004.
10.68	*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.
10.69		Agreement of Sale (Re: Peoria Crossng) dated January, 2004
10.70		Letter Agreement to Purchase (Re: Heritage Towne Crossing) dated January 8, 2004.
10.71	*	Secured Promissory Note Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.72	*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.73	*	Guaranty Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.74	*	Guaranty—II Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.75	*	Assignment of Contract (Re: Hickory Ridge) dated January 9, 2004.
10.76	*	Promissory Note Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.77	*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.78	*	Non-Recourse Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.79	*	Payment Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.80	*	Secured Promissory Note Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.81	*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.82	*	Guaranty Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.83	*	Promissory Note Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.
10.84	*	Exceptions to Non-Recourse Guaranty Agreement Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.
10.85	*	Loan Agreement No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.
10.86	*	Post Closing and Indemnity Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.
10.87	*	Vacancy Escrow Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.
10.88	*	General Assignment (Re: Heritage Towne Crossing) dated March 5, 2004.
10.89	*	Assignment of Contract (Re: Heritage Towne Crossing) dated March 5, 2004.
10.90	*	Assignment of Contract (Re: Dorman Center) dated December 29, 2003.
10.91	*	Amended Purchase Agreement (Re: Dorman Center) dated December 10, 2003.
10.92	*	Dorman Center Pier 1 Escrow (Re: Dorman Center) dated March 4, 2004.
10.93	*	Dorman Center Escrow (Re: Dorman Center) dated March 4, 2004.

10.94	*	Mortgage Note Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.
10.95	*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Dorman Center) dated April 9, 2004.
10.96	*	Transitional Security (Phase II) Reserve Agreement (Re: Dorman Center) dated April 9, 2004,
10.97	*	Guaranty Agreement Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.
10.98	*	Promissory Note: (Re: Heritage Towne Crossing) dated April 26, 2004.
10.99	*	Promissory Note: (Re: Eckerds—Edmond, OK.) dated April 26, 2004.
10.100	*	Promissory Note: (Re: Eckerds—Norman, OK.) dated April 26, 2004.
10.101	*	Loan Agreement (Re: Heritage Towne Crossing, Eckerds—Edmond, OK. And Eckerds—Norman, OK.) dated April 26, 2004.
10.102	*	Post-Closing Agreement (Re: Heritage Towne Crossing, Eckerds—Edmond, OK. And Eckerds—Norman, OK.) dated April 26, 2004.
10.103	*	Guaranty Agreement Regarding Cross-Collateralization (Re: Heritage Towne Crossing) dated April 26, 2004.
10.104	*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Edmond, OK.) dated April 26, 2004.
10.105	*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Norman, OK.) dated April 26, 2004.
10.106	*	Assignment of Contract (Re: Promenade at Red Cliff) dated February 13, 2004.
10.107	*	Assignment of Contract (Re: Peoria Crossings) dated March 3, 2004.
10.108	*	Post Closing Agreement (Re: Peoria Crossings) dated March 3, 2004.
10.109	*	Master Lease Escrow Agreement (Re: Peoria Crossings) dated February 4, 2004.
10.110	*	Tax Proration Agreement (Re: Peoria Crossings) dated March 3, 2004.
10.111	*	Promissory Note Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.
10.112	*	Loan Agreement -Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.
10.113	*	Assignment of Contract (Re: Paradise Valley Marketplace) dated April 8, 2004.
10.114	*	Revised Letter Agreement to Purchase (Re: Paradise Valley Marketplace) dated January 21, 2004.
10.115	*	Escrow Agreement (Re: Paradise Valley Marketplace) dated April 8, 2004.
10.116	*	Assignment and Assumption of Purchase and Sale Agreement (Re: Best on the Boulevard) dated April 4, 2004.
10.117	*	Post-Closing Agreement (Re: Best on the Boulevard) dated April 14, 2004.
10.118	*	Amended Purchase and Sale Agreement (Re: Best on the Boulevard) dated March 29, 2004.
10.119	*	Assignment and Assumption of Purchase and Sales Agreement (Re: Bluebonnet Parc) dated April 21, 2004.

10.120	*	Escrow Agreement (Re: Bluebonnet Parc) dated April 22, 2004.
10.121	*	Letter Agreement to Purchase (Re: Bluebonnet Parc) dated February 4, 2004.
10.122	*	Loan Agreement (Re: Bluebonnet Parc) dated May 7, 2004.
10.123	*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Alison's Corner) dated April 20, 2004.
10.124	*	Post Closing Agreement (Re: Alison's Corner) dated April 28, 2004.
10.125	*	Amended Purchase and Sale Agreement (Re: Alison's Corner) dated April 23, 2004.
10.126	*	Promissory Note (Re: Alison's Corner) dated May 10, 2004.
10.127	*	Loan Agreement (Re: Alison's Corner) dated May 10, 2004.
10.128	*	Letter Agreement Regarding Escrow (Re: Alison's Corner) dated May 10, 2004.
10.129	*	Post-Closing Agreement (Re: Alison's Corner) dated May 10, 2004.
10.130	*	Assignment and Assumption of Purchase and Sales Agreement (Re: North Rivers Town Center) dated April 27, 2004.
10.131	*	Post-Closing Agreement (Re: North Rivers Town Center) dated April 2004.
10.132	*	Amended Agreement for Purchase and Sale (Re: North Rivers Town Center) dated April 26, 2004.
10.133	*	Assignment and Assumption of Purchase and Sales Agreement (Re: Eastwood Towne Center) dated May 12, 2004.
10.134	*	Revised Letter Agreement (Re: Eastwood Towne Center) dated March 29, 2004.
10.135	*	Master Fund Escrow Agreement (Eastwood Towne Center) dated May 13, 2004.
10.136	*	Holdback Agreement (Re: Eastwood Towne Center) dated May 13, 2004.
10.137	*	Bill of Sale, Assignment and Assumption of Contracts (Re: Eastwood Towne Center) dated May 13, 2004.
10.138	*	Assignment and Assumption of Purchase and Sales Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.
10.139	*	Bill of Sale, Assignment and Assumption of Contracts (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.
10.140	*	Purchase and Sale Agreement (Re: Arvada Connection and Arvada Marketplace) dated March 31, 2004.
10.141	*	Escrow Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.
10.142	*	Redevelopment Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.
10.143	*	Easements With Covenants and Restrictions Affecting Land (Re: Arvada Marketplace) dated April 29, 2004.
10.144	*	Assignment of Contract (Re: Watauga Pavilion) dated May 20, 2004.
10.145	*	Amended Purchase and Sale Agreement (Re: Watauga Pavilion) dated May 11, 2004.

10.146	*	Post-Closing Escrow and Master Lease Agreement (Re: Watauga Pavilion) dated May 21, 2004.
10.147	*	CAM Reconciliation Escrow Agreement (Re: Northpointe Plaza) dated May 2004.
10.148	*	Reinstatement of and First Amendment to Agreement of Purchase and Sale (Re: Northpointe Plaza) dated April 2004.
10.149	*	Vacancy Escrow Agreement (Re: Northpointe Plaza) dated May 2004.
10.150	*	Promissory Note—Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.
10.151	*	Loan Agreement—Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.
10.152	*	Promissory Note (Re: North Rivers Town Center) dated June 3, 2004.
10.153	*	Mortgage and Security Agreement (Re: North Rivers Town Center) dated June 3, 2004.
10.154	*	Post-Closing Agreement (Re: North Rivers Town Center) dated June 3, 2004.
10.155	*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Kill Devil Hills, NC) dated March 18, 2004.
10.156	*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Greer, SC) dated April 1, 2004.
10.157	*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Columbia, SC) dated March 18, 2004.
10.158	*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Crossville, TN) dated March 18, 2004.
10.159		Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 58108 (Re: Peoria Crossing) dated June 3, 2004.
10.160		Loan Agreement (Re: North Rivers Town) dated June 3, 2004.
10.161		Secured Promissory Note Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.162		Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.163		Guaranty Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.164		Mortgage Note Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.165		Mortgage—Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.166		Guaranty Agreement Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.167		Secured Promissory Note Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.168		Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.169		Notice of Final Agreement Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.170		Guaranty Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.171	General Assignment (Re: Northpointe Plaza) dated May 25, 2004.
10.172	Post Closing and Indemnity Agreement (Re: Northpointe Plaza) dated May, 2004.
10.173	Promissory Note (Re: Northpointe Plaza) dated June 4, 2004.
10.174	Loan Agreement (Re: Northpointe Plaza) dated June 4, 2004.
10.175	Deed of Trust, Security Agreement and Fixture Filing (Re: Northpointe Plaza) dated June 4, 2004.
10.176	Revised Letter Agreement to Purchase (Re: Plaza Santa Fe) dated December 4, 2004.
10.177	Promissory Note Secured By Leasehold Deed of Trust (Re: Plaza Santa Fe) dated November 22, 2002.
10.178	Leasehold Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing Loan No. 31-0900141A (Re: Plaza Santa Fe) dated November, 2002.
10.179	Assignment of Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated June 4, 2004.
10.180	Assignment and Assumption Agreement Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated May 26, 2004.
10.181	Amended Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated March 30, 2004.
10.182	Assignment of Contract (Re: Huebner Oaks Center) dated June 8, 2004.
10.183	Agreement of Purchase and Sale (Re: Huebner Oaks Center).
10.184	Secured Promissory Note 1 Loan No. 753971 (Re: Huebner Oaks Center) dated June 22, 2004.
10.185	Secured Promissory Note 2 Loan No. 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.186	Deed of Trust, Security Agreement and Assignment of Rents Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.187	Guaranty Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.188	Notice of Final Agreement Loan Nos. 753971 and 753972 (Huebner Oaks Center) dated June 22, 2004.
10.189	Amended Letter Purchase Agreement (Re: John's Creek Village) dated June 18, 2004.
10.190	Earn-out Agreement (Re: John's Creek Village) dated June 23, 2004.
10.191	Assignment of Contract (Re: Lakewood Towne Center) dated June, 2004.
10.192	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Re: Lakewood Towne Center) dated May 6, 2004.
10.193	Escrow and Leasing Agreement (Re: Lakewood Towne Center) dated June, 2004.
10.194	Commitment Letter Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.195	Deed of Trust Note A Loan No. 122498 (Re: Lakewood Towne Center) dated June 28, 2004.

10.196	Deed of Trust Note B Loan No. 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.197	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Lakewood Towne Center) dated June 28, 2004.
10.198	First Amendment to Escrow and Leasing Agreement Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.199	Master Lease Escrow Agreement (Re: Paradise Shoppes at Prominence Point) dated June 30, 2004.
10.200	Assignment of Purchase and Sale Agreement (Re: Northgate North) dated June 24, 2004.
10.201	Amended Agreement to Purchase and Sale Agreement (Re: Northgate North) dated June 23, 2004.
10.202	Escrow Agreement Regarding July Rents (Re: Northgate North) dated June 30, 2004.
10.203	Escrow Agreement Regarding Bassett TI Work/Leasing Commission (Re: Northgate North) dated June, 2004.
10.204	Access Agreement (Re: Northgate North) dated June 30, 2004.
10.205	Post Closing and Indemnity Agreement (Re: Davis Towne Crossing) dated June 30, 2004.
10.206	Letter Agreement to Purchase (Re: Davis Towne Crossing) dated April 21, 2004.
10.207	** NOT USED
10.208	Assignment of Purchase and Sale Agreement (Re: Fullerton Metrocenter) dated June 24, 2004.
10.209	Post Closing and Indemnity Agreement (Re: Fullerton Metrocenter) dated June, 2004.
10.210	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Fullerton Metrocenter) dated June 30, 2004.
10.211	Assignment and Assumption of Agreement for Purchase and Sale (Re: Low Country Village) datd June 30, 2004.
10.212	Post Closing Agreement (Re: Low Country Village) dated June 30, 2004.
10.213	Agreement of Purchase and Sale (Re: Low Country Village) dated May 20, 2004.
10.214	Installment Note (Re: Pacheco Pass) dated June 30, 2004.
10.215	Loan Proceeds Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.
10.216	Interest Reserve Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.
10.217	Loan Guaranty Agreement (Secured Note) (Re: Pacheco Pass) dated June 30, 2004.
10.218	Escrow Agreement (Re: Shoppes at Boardwalk) dated July 1, 2004.
10.219	Secured Promissory Note Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.220	Deed of Trust, Security Agreement and Assignment of Rents (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.221	Guaranty Loan No. 75348 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.222		Property Reserves Agreement Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.223		Master Lease Escrow Agreement (Re: Paradise Shoppes at Dallas) dated July 1, 2004.
23.2	*	Consent of Duane Morris LLP (included in Exhibit 5).
23.3	*	Consent of Duane Morris LLP (included in Exhibit 8).
24	*	Power of Attorney (included on signature page to the Registration Statement).
31.1		Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.
31.2		Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.
31.3		Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.
32.1		Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
By:	/s/ ROBERT D. PARKS Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director
Date:	August 6, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ ROBERT D. PARKS Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director	By:	/s/ KENNETH H. BEARD Kenneth H. Beard Independent Director
Date:	August 6, 2004	Date:	August 6, 2004
By:	/s/ STEVEN P. GRIMES Steven P. Grimes Principal Financial Officer	By:	/s/ PAUL R. GAUVREAU Paul R. Gauvreau Independent Director
Date:	August 6, 2004	Date:	August 6, 2004
By:	/s/ LORI J. FOUST Lori J. Foust Principal Accounting Officer	By:	/s/ GERALD M. GORSKI Gerald M. Gorski Independent Director
Date:	August 6, 2004	Date:	August 6, 2004
By:	/s/ BRENDA G. GUJRAL Brenda G. Gujral Affiliated Director	By:	/s/ BARBARA A. MURPHY Barbara A. Murphy Independent Director
Date:	August 6, 2004	Date:	August 6, 2004
By:	/s/ FRANK A. CATALANO, JR. Frank A. Catalano, Jr. Independent Director
Date:	August 6, 2004

QuickLinks

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) TABLE OF CONTENTS
Part I—Financial Information
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Balance Sheets June 30, 2004 and December 31, 2003
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Balance Sheets June 30, 2004 and December 31, 2003
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statements of Operations For the three and six months ended June 30, 2004, three months ended June 30, 2003 and the period from March 5, 2003 (inception) through June 30, 2003 (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statement of Stockholders' Equity For the six month period ended June 30, 2004 (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statements of Cash Flows For the three and six months ended June 30, 2004, three months ended June 30, 2003 and the period from March 5, 2003 (inception) through June 30, 2003. (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statements of Cash Flows (continued) For the six months ended June 30, 2004 and June 30, 2003 (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Notes to Consolidated Financial Statements
PART II—OTHER INFORMATION
SIGNATURES