Form 10-Q
period 2004-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2004-11-12
CIK 1222840

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For The Quarterly Period ended September 30, 2004
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

        As of November 5, 2004, there were 175,825,027 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets

September 30, 2004 and December 31, 2003
(Dollars in thousands, except per share amounts)

Assets

	September 30, 2004	December 31, 2003
	(unaudited)
Investment properties:
Land	$376,290	$36,280
Building and other improvements	1,614,585	86,440

	1,990,875	122,720
Less accumulated depreciation	(19,441)	(141)

Net investment properties	1,971,434	122,579
Cash and cash equivalents (including cash held by management company of $0 and $239 as of September 30, 2004 and December 31, 2003, respectively)	280,414	64,381
Restricted cash (Note 2)	80,094	—
Investment in marketable securities and treasury contracts (Note 2)	1,566	—
Investment in unconsolidated joint venture (Note 9)	5,782	—
Restricted escrows (Note 2)	67,874	—
Accounts and rents receivable (net of allowance of $146 and $0 as of September 30, 2004 and December 31, 2003, respectively)	11,683	1,148
Due from affiliates (Note 3)	1,572	919
Notes receivable (Note 6)	28,419	7,552
Acquired in-place lease intangibles (net of accumulated amortization of $5,545 and $52 as of September 30, 2004 and December 31, 2003, respectively)	148,597	8,754
Acquired above market lease intangibles (net of accumulated amortization of $1,852 and $5 as of September 30, 2004 and December 31, 2003, respectively)	37,578	1,590
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $1,235 and $25 as of September 30, 2004 and December 31, 2003, respectively)	14,118	3,998
Other assets	23,021	1,181

Total assets	$2,672,152	$212,102

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)

September 30, 2004 and December 31, 2003
(Dollars in thousands, except per share amounts)

Liabilities and Stockholders' Equity

	September 30, 2004	December 31, 2003
	(unaudited)
Liabilities:
Mortgages and notes payable (Note 7)	$1,141,248	$29,627
Accounts payable	1,352	150
Accrued offering costs due to affiliates	3,502	1,369
Accrued interest payable	2,947	—
Tenant improvements payable	3,605	5
Accrued real estate taxes	10,529	1,392
Distributions payable	7,187	928
Security deposits	2,195	108
Line of credit (Note 8)	—	5,000
Prepaid rental income and other liabilities	3,717	179
Advances from sponsor (Note 3)	2,869	1,203
Acquired below market lease intangibles (net of accumulated amortization of $2,660 and $15 as of September 30, 2004 and December 31, 2003, respectively)	70,356	5,910
Restricted cash liability (Note 2)	80,094	—
Due to affiliates	778	2,502

Total liabilities	1,330,379	48,373

Minority interests	68,783	—
Stockholders' equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 146,284 and 18,737 shares issued and outstanding as of September 30, 2004 and December 31, 2003, respectively	146	19
Additional paid-in capital (net of offering costs of $159,234 and $22,145 as of September 30, 2004 and December 31, 2003, respectively, of which $119,656 and $16,860 was paid or accrued to affiliates as of September 30, 2004 and December 31, 2003, respectively)	1,304,817	165,169
Accumulated distributions in excess of net income(loss)	(32,177)	(1,459)
Accumulated other comprehensive income	204	—

Total stockholders' equity	1,272,990	163,729

Commitments and contingencies (Note 12)
Total liabilities and stockholders' equity	$2,672,152	$212,102

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2004, three months ended September 30, 2003 and the period from March 5, 2003 (inception) through September 30, 2003
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30, 2004	Three months ended September 30, 2003	Nine months ended September 30, 2004	Period from March 5, 2003 (inception) through September 30, 2003
Revenues:
Rental income	$33,519	$—	$56,405	$—
Tenant recovery income	7,002	—	12,802	—
Other property income	265	—	560	—

Total revenues	40,786	—	69,767	—

Expenses:
General and administrative expenses to affiliates	449	12	1,304	12
General and administrative expenses to non-affiliates	539	21	1,540	31
Property operating expenses to affiliates	1,693	—	2,848	—
Property operating expenses to non- affiliates	4,116	—	6,612	—
Real estate taxes	4,495	—	7,509	—
Depreciation and amortization	15,575	—	26,003	—

Total expenses	26,867	33	45,816	43

Operating income (loss)	$13,919	$(33)	$23,951	$(43)
Other income	1,413	—	1,886	—
Interest expense	(10,954)	—	(17,964)	—
Realized loss on sale of treasury contracts	(2,004)	—	(3,352)	—
Minority interests	(107)	—	(107)	—

Net income (loss)	$2,267	$(33)	$4,414	$(43)

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations

For the three and nine months ended September 30, 2004, three months ended September 30, 2003 and the period from March 5, 2003 (inception) through September 30, 2003
(Dollars in thousands, except per share amounts)
(unaudited)

	Three months ended September 30, 2004		Three months ended September 30, 2003	Nine months ended September 30, 2004		Period from March 5, 2003 (inception) through September 30, 2003
Other comprehensive income:
Unrealized gain on investment securities		157	—		204	—

Comprehensive income (loss)		$2,424	$(33)		$4,618	$(43)

Net income (loss) per common share, basic and diluted	$	..02	$(1.65)	$	..06	$(2.15)

Weighted average number of common shares outstanding, basic and diluted		112,887	20		70,052	20

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the nine month period ended September 30, 2004
(Dollars in thousands, except per share amounts)
(unaudited)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2003	18,737	$19	$165,169	$(1,459)	$—	$163,729
Net income	—	—	—	4,414	—	4,414
Unrealized gain on investment securities	—	—	—	—	204	204
Distributions declared	—	—	—	(35,132)	—	(35,132)
Proceeds from offering	125,930	126	1,258,654	—	—	1,258,780
Offering costs	—	—	(137,089)	—	—	(137,089)
Proceeds from dividend reinvestment program	1,617	1	15,360	—	—	15,361
Forgiveness of affiliate debt	—	—	2,369	—	—	2,369
Issuance of stock options and discounts on shares issued to affiliates	—	—	354	—	—	354

Balance at September 30, 2004	146,284	$146	$1,304,817	(32,177)	$204	$1,272,990

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and the period from March 5, 2003 (inception)
through September 30, 2003.
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30, 2004	Period from March 5, 2003 (inception) through September 30, 2003
Cash flows from operations:
Net income (loss)	$4,414	$(43)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	19,300	—
Amortization	6,703	—
Amortization of acquired above market leases	1,847	—
Amortization of acquired below market leases	(2,645)	—
Rental income under master leases	892	—
Straight line rental income	(1,970)	—
Straight line lease expense	301	—
Minority interests	107	—
Issuance of stock options and discount on shares issued to affiliates	354	4
Realized loss on sale of treasury contracts	3,352	—
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $146 and $0 for September 30, 2004 and September 30, 2003, respectively.	(8,565)	—
Other assets	(2,791)	(50)
Accounts payable	1,202	—
Accrued interest payable	2,947	—
Accrued real estate taxes	9,189	—
Security deposits	2,087	—
Prepaid rental and recovery income and other liabilities	3,237	—

Net cash flows provided by (used in) operating activities	39,961	(89)

Cash flows used in investing activities:
Purchase of investment securities and treasury contracts	(4,714)	—
Restricted escrows	(67,874)	—
Purchase of investment properties	(1,843,474)	—
Acquired in-place lease intangibles	(145,336)	—
Acquired above market leases	(37,835)	—
Acquired below market leases	67,091	—
Contributions from minority interest-joint ventures	68,676	—
Purchase of unconsolidated joint ventures	(5,782)	—
Payment of leasing fees	(623)	—
Tenant improvements payable	3,079	—
Other assets	(19,049)	—
Funding of notes receivable	(28,419)	—
Due to affiliates	(1,724)	14

Net cash flows (used in) provided by investing activities	(2,015,984)	14

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2004 and the period from March 5, 2003 (inception)
through September 30, 2003.
(Dollars in thousands, except per share amounts)
(unaudited)

	Nine months ended September 30, 2004	Period from March 5, 2003 (inception) through September 30, 2003
Cash flows from financing activities:
Proceeds from offering	$1,258,780	$200
Proceeds from the dividend reinvestment program	15,361	—
Payment of offering costs	(134,956)	(1,038)
Proceeds from mortgage debt and notes payable	1,094,146	—
Principal payments on mortgage debt	(77)	—
Proceeds from unsecured line of credit	165,000	—
Payoff of unsecured line of credit	(170,000)	—
Loan fees and deposits	(10,707)	—
Distributions paid	(28,873)	—
Due from affiliates	1,013	—
Advances from advisor	—	1,113
Forgiveness of affiliate debt	2,369	—

Net cash flows provided by financing activities	2,192,056	275

Net increase in cash and cash equivalents	216,033	200
Cash and cash equivalents, at beginning of period	64,381	—

Cash and cash equivalents, at end of period	$280,414	$200

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,017	$—

Restricted cash	$(80,094)	$—
Restricted cash liability	80,094	—

Due from sponsor	$(1,567)	—
Due to sponsor	1,567	—

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties	$(1,872,247)	$—
Assumption of mortgage debt	17,552	—
Write-off of acquisition reserve	521	—
Purchase price adjustments	3,148	—
Conversion of mortgage receivable to investment property	7,552	—

	$(1,843,474)	$—

Distributions payable	$7,187	$—

Accrued offering costs payable	$3,502	$295

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements

September 30, 2004

(1)
Organization and Basis of Accounting

        Inland Western Retail Real Estate Trust, Inc. (the "Company") was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the "Business Manager" or "Advisor"), an Affiliate of the Company, to be the Business Manager or Advisor to the Company. On September 15, 2003, the Company commenced an initial public offering of up to 250,000,000 shares of common stock at $10 each and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment program. The Company has also registered with the Securities and Exchange Commission for another public offering of up to 250,000,000 shares of common stock at $10 each and up to 20,000,000 shares at $9.50 each pursuant to the distribution reinvestment program which is not effective as of November 5, 2004.

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

        The Company will repurchase shares under the share repurchase program ("SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's board of directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors. As of September 30, 2004, no shares have been repurchased by the Company.

        The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments. Wholly owned subsidiaries generally consist of limited liability companies (LLC's) and limited partnerships (LP's). The effects of all significant intercompany transactions have been eliminated.

        The Company would consolidate certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity ("VIE") and it is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised ("FIN 46(R)")). For joint ventures that are not variable interest entities (VIE's) of which the Company owns less than 100% of the equity interest, the Company consolidates the property if it receives substantially all of the economics or has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

        The Company has a 95% ownership interest in the LLC's which own Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza and Tollgate Marketplace, however, the Company shares equally in major decisions. These entities are considered VIE's as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore these entities are consolidated by the Company and the 5% outside ownership interest is reflected as minority interest in the accompanying Consolidated Financial Statements.

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

        The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at September 30, 2004 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on September 30, 2004, the Company has accumulated other comprehensive income of $204,393. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents and are carried at cost, which approximates market.

        The Company enters into interest rate futures contracts or treasury contracts as a means of reducing exposure to rising interest rates. At inception, contracts are evaluated in order to determine if they will qualify for hedge accounting treatment and will be accounted for either on a deferral, accrual or market value basis depending on the nature of the hedge strategy and the method used to account for the hedged item. Hedge criteria include demonstrating the manner in which the hedge will reduce risk, identifying the specific asset, liability or firm commitment being hedged, and citing the time horizon being hedged.

        During the third quarter of 2004, the Company entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.40% for 5 year treasury contracts and 4.0% to 4.3% for 10 year treasury contracts. The amount on deposit for these treasury contracts was $3,712,900. On September 30, 2004, the treasury contracts had a liquidation value of $361,186 resulting in a loss of $3,351,714. As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings. On October 29, 2004, these treasury contracts were liquidated for a liquidation value of $126,213 resulting in a cumulative realized net loss of $3,586,687.

        The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships and as of September 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculated as if vacant. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values. The Company considers various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. However, for below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

        The application of the Financial Accounting Standards Board's Statement of Financial Accounting Standards or SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the quarter ended September 30, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,033,930 was applied as a reduction to rental income for the three months ended September 30, 2004 and $1,847,107 for the nine months ended September 30, 2004. Amortization pertaining to the below market lease costs of $1,742,220 was applied as an increase to rental income for the three months ended September 30, 2004 and $2,644,833 for the nine months ended September 30, 2004.

        The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $3,198,593 for the three month period ended September 30, 2004 and $5,492,587 for the nine month period ended September 30, 2004.

        The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2004.

Amortization of:	October 1, 2004 through December 31, 2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	$(1,248,545)	(4,978,152)	(4,796,242)	(3,982,664)	(3,737,860)	(18,834,489)
Acquired below market lease costs	1,958,637	7,650,263	7,056,626	6,459,045	5,818,709	41,413,189

Net rental income increase	$710,092	2,672,111	2,260,384	2,476,381	2,080,849	22,578,700

Acquired in-place lease intangibles	$3,832,781	15,331,125	15,331,125	15,331,125	15,331,125	83,439,574

        In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements. The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.

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

        A note is considered impaired pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired not is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

        The carrying amount of the Company's debt approximates fair value. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

(3)
Transactions with Affiliates

        The Business Manager or Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

        As of September 30, 2004 and December 31, 2003, the Company had incurred $159,233,813 and $22,144,814 of offering costs, of which $119,656,429 and $16,859,779, respectively, were paid or accrued to affiliates. Pursuant to the terms of the offering, the Business Manager or Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of September 30, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offering.

        The Company pays an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees because the Advisor agreed to forego such fees for the nine months ended September 30, 2004.

        The Business Manager or Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Business Manager or Advisor and its affiliates relating to the offering. In addition, an affiliate of the Business Manager or Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $119,656,429 as of September 30, 2004, of which $3,502,335 was unpaid at September 30, 2004.

        The Business Manager or Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. For the three month period ended September 30, 2004 and the nine month period ended September 30, 2004, the Company incurred $466,359 and $1,103,717 of these costs, respectively, of which $778,277 remained unpaid as of September 30, 2004 and are included in due to affiliates on the Consolidated Balance Sheets.

        An affiliate of the Business Manager or Advisor provides loan servicing to the Company for an annual fee. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Such fees totaled $42,703 for the three months ended September 30, 2004 and $63,978 for the nine months ended September 30, 2004, respectively.

        The Company used the services of an affiliate of the Business Manager or Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. The Company pays the affiliate .02% of the principal amount of each loan obtained on the Company's behalf. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three months ended September 30, 2004 and for the nine months ended September 30, 2004, the Company paid loan fees totaling $1,119,944 and $2,241,986 to this affiliate, respectively.

        The property managers, entities owned principally by individuals who are affiliates of the Business Manager or Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $1,693,155 and $2,847,427 for the three and nine months ended September 30, 2004, respectively. None remained unpaid as of September 30, 2004.

        The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager or Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 19,735 and 530,574 shares of common stock to affiliates and recognized an expense related to these discounts of $16,174 and $352,303 for the three and nine months ended September 30, 2004, respectively.

        As of September 30, 2004 and December 31, 2003 the Company was due funds from affiliates in the amount of $1,571,960 and $918,750, respectively which is comprised of $1,567,481 and $845,000, respectively, which is due from the sponsor for reimbursement of a portion of distributions paid in 2004. The remaining $4,479 and $73,750 as of September 30, 2004 and December 31, 2003, respectively is due from an affiliate for costs paid on their behalf by the Company. The sponsor has agreed to advance funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions are sufficient to cover the distributions. The sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due and are recorded as a contribution to capital in the accompanying Consolidated Financial Statements. As of September 30, 2004 the Company owed funds to the sponsor in the amount of $2,868,666 for repayment of the funds advanced for payment of distributions.

        As of September 30, 2004 and December 31, 2003 the Company owed funds to an affiliate in the amount of $0 and $2,154,158, respectively, for the reimbursement of costs paid by the affiliate on behalf of the Company. The amount due at December 31, 2003 was repaid during 2004.

(4)
Stock Option Plan

        The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of September 30, 2004 and December 31, 2003 we have issued 3,500 and 3,000 options, respectively, to acquire shares to each of our independent directors, for a total of 17,500 and 15,000 options, of which none have been exercised or expired.

(5)
Leases

Master Lease Agreements

        In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased. As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $891,982 as of September 30, 2004.

Operating Leases

        Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease Payments
2004	$91,591,315	*
2005	146,904,527
2006	140,787,601
2007	133,105,552
2008	125,444,736
Thereafter	766,271,796

Total	$1,404,105,527

*
For the twelve month period from January 1, 2004 through December 31, 2004.

        The remaining lease terms range from one year to 55 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or all of their pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in tenant recovery income.

Ground Leases

        The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2028 to 2096. For the three months and the nine months ended September 30, 2004, ground lease rent was $478,995 and $510,245, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease Payments
2004	$1,021,807
2005	2,661,464
2006	2,662,605
2007	2,663,811
2008	2,665,086
Thereafter	286,655,032

Total	$298,329,805

*
For the twelve month period from January 1, 2004 through December 31, 2004.

(6)
Notes Receivable

        The notes receivable balance of $28,419,189 as of September 30, 2004 consisted of two installment notes, one from Newman Development Group of Gilroy, LLC (Gilroy) and one from Newman Development Group of Richland, LLC (Richland) that mature on July 15, 2005 and August 15, 2005, respectively. These notes are secured by first mortgages on Pacheco Pass Shopping Center and Quakertown Shopping Center, respectively and are guaranteed personally by the owners of Gilroy and Richland. Interest only is due in advance on the first of each month at a rate of 6.993% per annum for Gilroy and 7.5572% per annum for Richland. Upon closing, an interest reserve escrow totaling three months of interest payments was established for both notes.

        The notes receivable balance of $7,552,155 as of December 31 2003 consisted of an installment note from Fourth Quarter Properties XIV, LLC (Fourth) that matured on January 15, 2004. This installment note was secured by a 49% interest in Fourth, which owned the remaining portion of the Newnan Crossing shopping center and was also guaranteed personally by the owner of Fourth. Interest only at a rate of 7.6192% per annum was due on the note. The installment note was advanced to Fourth in contemplation of the Company purchasing the remaining portions of Newnan Crossing. The Company did not call the note on January 15, 2004 and subsequently purchased the property on February 13, 2004 at which time the note was paid in full by Fourth as a credit to the purchase price of the property.

(7)
Mortgages and Note Payable

        Mortgage loans outstanding as of September 30, 2004 were $1,140,741,763, of which $1,014,708,763 had fixed rates ranging from 3.96% to 6.20% and a weighted average interest rate of 4.68% at September 30, 2004. The remaining $126,033,000 represented variable rate loans with a weighted average interest rate of 2.85% at September 30, 2004. Retail properties with a net carrying value of $1,861,465,315 at September 30, 2004 and related tenant leases are pledged as collateral.

        As of September 30, 2004, scheduled maturities for the Company's outstanding mortgage indebtedness have various due dates through August 2027. At September 30, 2004, the weighted average interest rate on the Company's mortgage debt was 4.48%. With the exception of the mortgage loan on Plaza Santa Fe II, all of the Company's mortgage loans as of September 30, 2004 require monthly payments of interest only and may be prepaid with a penalty after specific lockout periods. The mortgage loan on Plaza Santa Fe II, which was assumed as part of the acquisition of the property on June 1, 2004, requires monthly payments of principal and interest, as well as payments into tax, insurance, and replacement reserve escrows. The loan has no prepayment privileges.

        As part of the Plaza Santa Fe II loan assumption, a promissory note approximating $414,000 was executed between the Company and the seller for the total amount that the seller had paid into escrows under the loan agreement as of the acquisition date. The note bears interest at the rate of prime less 3.00%, payable to the seller upon maturity of the note in 2006. The seller also agreed to fund the Company's monthly required payments into this escrow for a period of two years. Each monthly payment funded by the seller increases the principal balance of the note payable. The outstanding note payable balance at September 30, 2004 is approximately $507,000.

(8)
Line of Credit

        The Company has an unsecured line of credit arrangement with KeyBank N.A. which matures on December 24, 2004 in the amount of $225,000,000. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.94% to 3.56% during the quarter ended September 30, 2004. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. In addition to, and in conjunction with these financial covenants, the Company maintains a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and withdrawn from the cash collateral account as the Company's properties are purchased without debt. On September 27, 2004, the outstanding balance of $110,000,000 on this line was repaid resulting in no outstanding balance as of September 30, 2004. As of September 30, 2004, the Company was in compliance with such covenants and no amounts were required to be deposited in the cash collateral account.

(9)
Investment in Unconsolidated Joint Venture

        On August 11, 2004, CR Investors, LLC, a 100% owned LLC of Reisterstown Plaza Holdings, LLC (a joint venture consolidated by the Company), purchased a 36.5% tenancy in common interest in an apartment complex known as Courthouse Square located in Towson, MD. This investment is accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheet and the Consolidated Statement of Operations includes the Company's share of net income or loss from the unconsolidated entity.

(10)
Segment Reporting

        The Company owns and seeks to acquire single-tenant buildings and multi-tenant shopping centers primarily in the western United States. The Company's shopping centers are typically anchored by discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

        Net property operations are summarized in the following table for the three and nine months ended September 30, 2004, along with a reconciliation to net income.

	Nine months ended September 30, 2004	Three months ended September 30, 2004
Property rental income and additional property income	$69,766,553	$40,786,027
Total property operating expenses	(16,968,381)	(10,304,035)
Interest expense	(21,315,926)	(12,958,477)

Net property operations	31,482,246	17,523,515

Other income	1,885,751	1,413,350
Less non-property expenses:
General and administrative expenses	(2,843,943)	(988,303)
Depreciation and amortization	(26,003,202)	(15,574,851)
Minority interests	(107,054)	(107,054)

Net income	$4,413,798	$2,266,657

        The following table summarizes property asset information as of September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
Total assets:
Shopping centers	$2,301,440,049	$142,804,128
Non-segment assets	370,711,987	69,298,035

	$2,672,152,036	$212,102,163

        The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(11)
Earnings (loss) per Share

        Basic earnings (loss) per share ("EPS") is computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred in 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive. As of September 30, 2004, options to purchase 17,500 shares of common stock at an exercise price of $8.95 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

        The basic and diluted weighted average number of common shares outstanding were 112,887,491 for the three months ended September 30, 2004 and 70,051,926 for the nine months ended September 30, 2004.

(12)
Commitments and Contingencies

        The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period from January 1, 2004 through December 31, 2007 the tenant Toys R' Us should increase its base rent up to a maximum amount of $250,000 and no decrease has occurred in their requirement to pay for a certain percentage of expenses at the property, then the Company would be obligated to pay the seller additional funds related to the purchase based upon an agreed income capitalization formula. The Company has not reserved any funds for this contingency.

        In connection with the purchase of Stony Creek Market Place, the Company is obligated to purchase the seller's interest in the leases if the seller exercises the right to develop and lease a vacant 50,000 square foot pad site within 48 months after the closing date. In connection with the purchase of Newnan Crossing, the Company is obligated to purchase the remaining portion of the shopping center that is currently under construction (Phase III) once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based upon an agreed income capitalization formula. In connection with the purchase of Low Country Village, the Company is obligated to purchase a portion of the shopping center that is currently under construction once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based upon an agreed income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, the Company had deposited $300,000 of earnest money with an escrow agent. In connection with the purchase of Wilshire Plaza III, the Company is obligated to pay the remainder of the purchase price in the amount of $2,967,088 when Kohl's department store has moved in and commenced payment of rent. Also, in conjunction with this purchase, the Company is obligated to fund to Kohl's a second construction payment in the amount $1,164,874 when they have moved in and commenced payment of rent. In connection with the purchase of an interest in the entity that owns Reisterstown Road Plaza, the Company is obligated to pay the remaining purchase price of $11,546,674 if the unfinished space has been built and rented within 24 months of the closing date. In connection with the purchase of Governor's Marketplace, the Company is obligated to pay the remaining purchase price of $4,846,152 if the seller completes the construction and leasing of additional components within 24 months of the closing date. In connection with the purchase of an interest in the entity that owns Boulevard at the Capital Centre, the Company is required to pay the remaining purchase price of $6,947,764 upon completion of the construction and satisfaction of tenant conditions of certain units of the shopping center. The Company has not reserved any funds for these contingencies.

        In connection with the purchase of Eastwood Towne Center, the Company is obligated to pay the remaining purchase price of $3,836,317 once a major tenant's base rent increases upon two shadow anchors' commencement of operations. In connection with the purchase of John's Creek Village, the Company is obligated to pay the remaining purchase price of $13,385,390 if the vacancies have been leased and the respective tenants have moved in and commenced payment of rent within 18 months of the closing date. In connection with the purchase of Davis Towne Crossing, the Company is obligated to pay the remaining purchase price of $1,604,304 if the vacancies have been leased and respective tenants have moved in and commenced payment of rent within 24 months of the initial closing date. In connection with the purchase of Towson Circle, the Company is obligated to pay an additional amount to be determined based upon an agreed income capitalization formula if two spaces that were vacant at closing have been leased within 24 months of the closing date. In connection with the purchase of Forks Town Center, if a certain tenant has moved into its space and is paying rent within 12 months of the original closing, the Company is obligated to pay the remaining purchase of $701,299. The Company has not reserved any funds for these contingencies.

        In conjunction with the financing of Dorman Center on April 20, 2004, the Company was required to obtain a $3.65 million irrevocable letter of credit for a one year period. Once the Company purchases the remaining portion of Dorman Center, and meets certain occupancy requirements, the letter of credit will be released. On July 16, 2004, the Company purchased the remaining portion of Dorman Center. The irrevocable letter of credit is still outstanding as the occupancy requirements had not been met as of November 5, 2004. In conjunction with the financing of John's Creek Village on July 2, 2004, the Company was required to obtain a $5.7 million irrevocable letter of credit for a one year period. Once the Company purchases the remaining portion of John's Creek Village, and meets certain occupancy requirements, the letter of credit will be released. The irrevocable letter of credit is still outstanding as the remaining portion of the center had not been purchased as of November 5, 2004.

        In connection with the purchase of Larkspur Landing, the Company assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations. As of September 30, 2004, the remaining liability after disbursements is $1,303,530.

        The Company is currently considering acquiring 10 properties for an estimated purchase price of $244 million. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(13)
Subsequent Events

        The Company issued 29,541,198 shares of common stock from October 1, 2004 through November 5, 2004 in connection with the offering, resulting in gross proceeds of $294,964,519.

        The Company paid distributions of $7,186,753 to its stockholders in October 2004.

        On October 15, 2004, CR Investors, LLC, a 100% owned LLC of Reisterstown Plaza Holdings, LLC (a joint venture consolidated by the Company), purchased a 60.94% interest in an apartment complex known as Cardiff Hall East located in Towson, MD for approximately $2.7 million.

        As of October 31, 2004, Cordish Power Plant Management, LLC, a Maryland limited liability company ("CPP") admitted two new members in exchange for the capital contributions described below that were made on November 5, 2004. CRP Power Plant Investors, LLC, a Maryland limited liability company that is wholly owned by Reisterstown Plaza Holdings, LLC, contributed capital in the amount of $15 million in exchange for a 37.5% member interest in CPP. CGW Power Plant Investors, LLC, a Maryland limited liability company that is wholly owned by Gateway Village Holdings, LLC contributed capital in the amount of $5 million in exchange for a 12.5% member interest in CPP. CPP owns a 99.5% interest in Cordish Power Plant Limited Partnership. Cordish Power Plant Limited Partnership owns a ground lease interest in a mixed use retail/office complex located in the Inner Harbor area of Baltimore, Maryland that is known as The Power Plant. The Power Plant contains approximately 180,000 square feet of space and is 100% leased and occupied.

        As of October 31, 2004, Cordish Power Plant Management Number Two, LLC, a Maryland limited liability company ("CPP2") admitted two new members in exchange for the capital contributions described below that were made on November 5, 2004. CTC Pier IV Investors, LLC, a Maryland limited liability company that is wholly owned by Towson Circle Holdings, LLC contributed capital in the amount of $5 million in exchange for a 16.67% member interest in CPP2. CTOLL Pier IV Investors, LLC, a Maryland limited liability company that is wholly owned by Tollgate Marketplace Holding Company, LLC contributed capital in the amount of $15 million in exchange for a 50.0% member interest in CPP2. CPP2 owns all of the membership interest in Cordish Power Plant Number Two, LLC. Cordish Power Plant Number Two, LLC owns a ground lease interest in a mixed use retail/office complex located in the Inner Harbor area of Baltimore, Maryland that is known as Pier IV Office Building. The Pier IV Office Building contains approximately 120,000 square feet of space and is 100% leased and occupied.

        The Company has acquired the following properties or joint venture interests in properties during the period October 1 to November 5, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
10/05/04	Bed, Bath & Beyond Plaza Miami, FL	2004	20,350,000	97,496	Bed, Bath & Beyond, Office Depot, Pier 1 Imports, Party City
10/12/04	The Columns—Phase II Jackson, TN	2004	5,740,596	44,987	Ross Dress for Less, Old Navy
10/18/04	Denton Town Crossing Denton, TX	2003/ 2004	51,236,687	272,722	Oshman's Sporting Goods
10/19/04	Azalea Square Summerville, SC	2004	30,012,525	181,942	T.J. Maxx, Linens 'N Things, Ross Dress for Less, Cost Plus World Market, PETsMART
10/21/04	Lake Mary Pointe Orlando, FL	1999	6,620,000	51,052	Publix
10/25/04	Plaza at Riverlakes Bakersville, CA	2001	17,000,000	102,836	Ralph's Grocery store
10/26/04	Academy Sports Port Arthur, TX	2004	5,000,000	61,001	Academy Sports
10/28/04	Gurnee Town Center Gurnee, IL	2002	44,256,387	179,840	Linens 'N Things, Old Navy, Borders Books & Music
10/29/04	CVS Pharmacy Sylacauga, AL	2004	3,066,241	10,055	CVS Pharmacy
10/29/04	Academy Sports Midland, TX	2004	4,250,000	61,654	Academy Sports
11/03/04	Mansfield Towne Center Mansfield, TX	2004	16,055,074	111,898	Ross Dress for Less, Staples
11/05/04	Winchester Commons Memphis, TN	1999	13,022,687	93,024	Kroger

        The mortgage debt and financings obtained during the period October 1, 2004 to November 5, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
10/05/04	The Columns	4.910%	05/01/09	11,423,300
10/06/04	Low Country Village	4.960%	05/01/09	5,370,000
10/08/04	Lincoln Park	4.610%	11/01/09	26,153,000
11/01/04	Academy Sports—Port Arthur, TX	5.120%	11/01/09	2,775,000
11/01/04	Harris Teeter—Wilmington, NC	4.915%	11/01/09	3,960,000
11/04/04	The Columns—Phase II	4.950%	11/01/09	3,442,100

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

        The following discussion and analysis relates to the three and nine months ended September 30, 2004. The period from March 5, 2003 (inception) to September 30, 2003 is not comparable because no properties were owned by us during that 2003 period. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

        We were formed to acquire and manage a diversified portfolio of real estate, principally multi-tenant shopping centers. We operate as a real estate investment trust or REIT for Federal and state income tax purposes. We have initially focused on acquiring properties in the Western states. We have begun to acquire and plan to continue acquiring properties in the Western states. We may also acquire retail and single-tenant properties in locations throughout the United States. We have also begun to acquire properties improved with commercial facilities which provide goods and services as well as double or triple net leased properties, which are either commercial or retail including properties acquired in sale and leaseback transactions. A triple-net leased property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance. Inland Western Retail Real Estate Advisory Services, Inc. or our business manager/advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

        Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds. As of November 5, 2004 we have purchased 11 additional properties located in the states of Alabama, California, Florida, Illinois, South Carolina, Tennessee and Texas.

        During the nine months ended September 30, 2004, we purchased 60 properties, of which 29 were not located in our primary geographical area of interest. We purchased these 29 properties because we had the unique opportunity of taking advantage of our business manager or advisor's acquisition pipeline of properties located east of the Mississippi River which generally, continue to have rates of return above those located in the Western United States. We expect this trend to continue through the end of the year. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

        During the third quarter of 2004, the retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite subsequent terrorist threats and the Iraqi war. A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales have also contributed to the stability.

        Retail continues to benefit from property market conditions that have remained the healthiest of all property types. Absorption, which is the change in the amount of retail space occupied, has remained solidly positive in the retail sector. During the third quarter of 2004, new tenants absorbed 6.6 million square feet of retail space, the largest jump in occupied space in four years, according to Reis, a real estate research firm. In addition, shopping center rents posted their second-largest increase in the last 3 1/2 years and vacancies dropped slightly to 6.9%.

        While sustained consumer spending, spurred by low interest rates, has helped to maintain retail sales growth, changing demographics and consumer preferences have resulted in a fundamental shift in consumer spending patterns and the emergence of discount retail as a dominant category. Today a majority of general merchandise sales occur at a discount department store or a warehouse club/supercenter. As a result of this trend, some conventional department stores are struggling and a number of local, regional and national retailers have been forced to voluntarily close their stores or file for bankruptcy protection. Some bankrupt retailers have reorganized their operations and/or sold stores to stronger operators. In some instances, bankruptcies and store closings may create opportunities to lease space at higher rents to tenants with better sales performance. Therefore, we do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial position or the results of our operations in the near term.

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

        We are subject to risks existing due to a concentration of any single tenant within the portfolio. Currently, the largest tenant by leased area is Wal-Mart, which has 4 leases representing approximately 707,254 square feet, or approximately 5% of the total gross leasable area owned by us as of November 5, 2004. The annualized base rental income from these leases is approximately $4,430,026, or approximately 2.6% of the total annualized base rental income, based on our portfolio of properties as of November 5, 2004. The two largest tenants in annualized base rental income are Best Buy and GMAC Insurance which together total approximately $12,281,195 or 7.2% of the total annualized base rental income, based on our portfolio of properties as of November 5, 2004.

        We are in the process of offering our common stock and have raised $1,461,406,060 as of September 30, 2004. We raised on average approximately $204 million per month during the third quarter of 2004.

        As of September 30, 2004, we owned through separate limited partnership, limited liability company, or joint venture agreements, a portfolio of 68 properties located in Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Missouri, Nevada, New Mexico, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, and Washington containing an aggregate of approximately 12,900,000 square feet of gross leasable area. As of September 30, 2004, approximately 93% of gross leasable area in the properties was physically leased and 96% was economically leased.

        The following is a summary of the properties we own as of September 30, 2004:

Property	Gross Leasable Area (Sq Ft)	Date Acquired	Year Built/ Renovated	Amount of Mortgages Payable at 09/30/04
Academy Sports Houma, LA	60,001	07/04	2004	$2,920,000
Alison's Corner San Antonio, TX	55,066	04/04	2003	3,850,000
Arvada Connection and Arvada Marketplace Arvada, CO	358,757	04/04	1987/1990	28,510,000
Best on the Boulevard Las Vegas, NV	204,427	04/04	1996/1999	19,525,000
Bluebonnet Parc Baton Rouge, LA	135,289	04/04	2002	12,100,000
Boulevard at the Capital Centre Largo, MD	482,377	09/04	2004	71,500,000
CorWest Plaza New Britain, CT	115,011	01/04	1999/2003	18,150,000
Cranberry Square Cranberry Township, PA	195,566	07/04	1996/1997	10,900,000

Darien Towne Centre Darien, IL	223,844	12/03	1994	16,500,000
Davis Towne Crossing North Richland Hills, TX	41,295	06/04	2004	5,365,200
Dorman Center — Phases I & II Spartanburg, SC	388,067	03/04 & 07/04	2003/2004	27,610,000
Eastwood Towne Center Lansing, MI	326,981	05/04	2002	46,750,000
Eckerd Drug Store Columbia, SC	13,440	06/04	2004	1,750,000
Eckerd Drug Store Crossville, TN	13,824	06/04	2004	1,425,000
Eckerd Drug Store Edmund, OK	13,824	12/03	2003	1,850,000
Eckerd Drug Store Greer, SC	13,824	06/04	2004	1,650,000
Eckerd Drug Store Kill Devil Hills, NC	13,824	06/04	2004	1,975,000
Eckerd Drug Store Norman, OK	13,824	12/03	2003	2,900,000
Forks Town Center Easton, PA	92,660	07/04	2002	10,395,000
Fullerton Metrocenter Fullerton, CA	253,296	06/04	1988	28,050,000
Gateway Plaza Southlake, TX	358,501	07/04	2000	18,163,000
Gateway Village Annapolis, MD	273,788	07/04	1996	31,458,000
Governor's Marketplace Tallahassee, FL	231,915	08/04	2001	20,625,000
GMAC Winston-Salem, NC	501,064	09/04	1980/1990	33,000,000
Harris Teeter Wilmington, NC	57,230	09/04	1977/1995	—
Harvest Towne Center Knoxville, TN	42,213	09/04	1996/1999	—
Heritage Towne Crossing Euless, TX	80,639	03/04	2002	8,950,000
Hickory Ridge Hickory, NC	380,487	01/04	1999	23,650,000
Huebner Oaks Center San Antonio, TX	286,684	06/04	1998	48,000,000
John's Creek Village Duluth, GA	191,752	06/04	2004	23,300,000
La Plaza Del Norte San Antonio, TX	320,345	01/04	1996/1999	32,528,000
Lakewood Towne Center Lakewood, WA	578,863	06/04	1988/2003	51,260,000
Larkspur Landing Larkspur, CA	173,821	01/04	1978/2001	33,630,000

Lincoln Park Dallas, TX	148,806	09/04	1998	—
Low Country Village Bluffton, SC	76,376	06/04	2004	—
MacArthur Crossing Los Colinas, TX	109,755	02/04	1996	12,700,000
Manchester Meadows Town and Country, MO	454,172	08/04	1994/1995	31,064,550
Metro Square Center Severn, MD	61,817	01/04	1999	6,067,183
Mitchell Ranch Plaza New Port Richey, FL	200,404	08/04	2003	18,700,000
Newnan Crossing I & II Newnan, GA	291,450	12/03 & 03/04	1999/2003	21,543,091
Northgate North Seattle, WA	302,095	06/04	2004	26,650,000
Northpointe Plaza Spokane, WA	377,924	05/04	1991/1993	30,850,000
North Ranch Pavilions Thousand Oaks, CA	62,812	01/04	1992	10,157,400
North Rivers Town Center Charleston, SC	141,004	04/04	2004	11,050,000
Paradise Valley Marketplace Phoenix, AZ	92,158	04/04	2002	15,680,500
Pavilion at King's Grant Concord, NC	79,109	12/03	2003	5,342,000
Peoria Crossings Peoria, AZ	213,733	03/04	2003	20,497,400
Pine Ridge Plaza Lawrence, KS	230,510	06/04	1998/2004	14,700,000
Plaza at Marysville Marysville, WA	115,656	07/04	1995	11,800,000
Plaza Santa Fe II Santa Fe, NM	222,389	06/04	2000/2002	17,474,839
Promenade at Red Cliff St. George, UT	94,364	02/04	1997	10,590,000
Reisterstown Road Plaza Baltimore, MD	779,397	08/04	1986/2004	49,650,000
Saucon Valley Square Bethlehem, PA	80,695	09/04	1999	8,850,900
Shaw's Supermarket New Britain, CT	65,658	12/03	1995	6,450,000
Shoppes of Dallas Dallas, GA	70,610	07/04	2004	7,178,700
Shoppes of Prominence Point Canton, GA	78,058	06/04	2004	9,954,300
Shops at Boardwalk Kansas City, MO	122,413	07/04	2003/2004	20,150,000
Shops at Park Place Plano, TX	116,300	10/03	2001	13,127,000

Stony Creek Market Place Noblesville, IN	153,796	12/03	2003	14,162,000
The Columns Jackson, TN	128,600	08/04	2004	—
Tollgate Marketplace Belair, MD	392,587	07/04	1979/1994	39,765,000
Towson Circle Towson, MD	116,366	07/04	1998	19,197,500
Village Shoppes of Simonton Lawrenceville, GA	66,415	08/04	2004	7,561,700
Wal-Mart Supercenter Blytheville, AR	183,211	07/04	1999	7,100,000
Wal-Mart Supercenter Jonesboro, AR	149,704	08/04	1997	6,088,500
Watauga Pavilion Watauga, TX	205,740	05/04	2004	17,100,000
Wilshire Plaza (under construction) Kansas City, MO	88,248	07/04	2004	—
Wrangler El Paso, TX	316,800	07/04	1993	11,300,000

Total	12,881,631			$1,140,741,763

        The square footage for Arvada Connection, Darien Towne Centre, Davis Towne Crossing, Eastwood Towne Center, Forks Town Center, Fullerton Metrocenter, Gateway Plaza, Governor's Marketplace, Harvest Towne Center, Heritage Towne Crossing, Hickory Ridge, Huebner Oaks Center, John's Creek Village, MacArthur Crossing, Manchester Meadows, Newnan Crossing I & II, Northpointe Plaza, North Rivers Town Center, Paradise Valley Marketplace, Pavilion at King's Grant, Pine Ridge Plaza, Shops at Park Place, Stony Creek Market Place and Towson Circle includes 2,240, 6,371, 4,000, 24,110, 5,100, 5,178, 87,423, 3,800, 9,248, 7,246, 70,127, 8,036, 10,555, 6,500, 3,412, 6,650, 18,719, 31,280, 10,908, 65,000, 84,676, 3,822, 8,000 and 40,060, respectively, square feet of space leased to tenants under ground lease agreements.

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

Acquisition of Investment Property

        We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships and as of September 30, 2004, no cost has been allocated to such relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The aggregate value of intangibles is measured based on the difference between the stated price and the property value calculation as if vacant. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. However, for below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

        Impairment of Long-Lived Assets.    We conduct an impairment analysis on a quarterly basis in accordance with SFAS 144 to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. No impairment losses have been taken in 2003 or 2004.

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

        The application of SFAS No. 141 and SFAS No. 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the quarter ended September 30, 2004. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $1,033,930 was applied as a reduction to rental income for the three months ended September 30, 2004 and $1,847,107 for the nine months ended September 30, 2004. Amortization pertaining to the below market lease costs of $1,742,220 was applied as an increase to rental income for the three months ended September 30, 2004 and $2,644,833 for the nine months ended September 30, 2004. The table below presents the amortization during the next five years related to the acquired above market lease costs and the below market lease costs for properties owned at September 30, 2004:

Amortization of:	October 1, 2004 through December 31, 2004	2005	2006	2007	2008	Thereafter
Acquired above market lease costs	$(1,248,545)	(4,978,152)	(4,796,242)	(3,982,664)	(3,737,860)	(18,834,489)
Acquired below market lease costs	1,958,637	7,650,263	7,056,626	6,459,045	5,818,709	41,413,189

Net rental income increase	$710,092	2,672,111	2,260,384	2,476,381	2,080,849	22,578,700

Acquired in-place lease intangibles	$3,832,781	15,331,125	15,331,125	15,331,125	15,331,125	83,439,574

        The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $3,198,593 for the three months ended September 30, 2004 and $5,492,587 for the nine months ended September 30, 2004. The table above presents the amortization during the next five years related to acquired in-place lease costs for properties owned at September 30, 2004.

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

        During the third quarter of 2004, the Company entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.40% for 5 year treasury contracts and 4.0% to 4.3% for 10 year treasury contracts. The amount on deposit for our treasury contracts was $3,712,900. On September 30, 2004, our investment in treasury contracts had a liquidation value of $361,186 resulting in a loss of $3,351,714. As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings. On October 29, 2004, we liquidated all of our treasury contracts for a liquidation value of $126,213, resulting in a cumulative realized net loss of $3,586,687.

Liquidity and Capital Resources

General.

        Our principal demands for funds have been for property acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by a public offering of our shares of common stock. However, there may be a passage of time between the sale of the shares and our purchase of properties, which may result in a delay in the benefits to stockholders of returns generated from property operations. Our business manager/advisor evaluates potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf. After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the acquisition of properties. These lower returns may affect our ability to make distributions.

        Potential future sources of capital include proceeds from the public or private offering of our equity or debt securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers and triple-net leased properties, (ii) develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us.

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

Liquidity

        Offering.    As of September 30, 2004, subscriptions for a total of 146,283,829 shares had been received from the public, which include the 20,000 shares issued to the business manager/advisor and 1,636,031 shares distributed pursuant to the DRP as of September 30, 2004. As a result of such sales, we received a total of $1,461,406,060 of gross offering proceeds as of September 30, 2004.

        Mortgage Debt.    As of September 30, 2004 we have obtained mortgage debt on 62 properties totaling $1,140,741,763. With the exception of Plaza Santa Fe II, these loans require monthly payments of interest only and bear interest at a range between 2.68% and 5.30% per annum. The mortgage loan on Plaza Santa Fe II requires monthly payments of principal and interest at 6.20% per annum, and payments into taxes, insurance and replacement reserve escrows.

        During the period from October 1, 2004 through November 5, 2004 we obtained mortgage financing on properties that we purchased during 2004 totaling approximately $53,123,000 that require monthly payments of interest only and bear interest at a range of 4.61% to 5.12% per annum.

        From July 1, 2004 through November 5, 2004, we entered into interest rate lock agreements, as described below, to secure the interest rate on mortgage debt on properties we currently own or will purchase in the future. The funds under the rate agreements and the deposits are applied to the mortgage fundings as they occur.

        On July 2, 2004, we entered into two separate rate lock agreements with Bear Stearns Commercial Mortgage, Inc. We paid one rate lock deposit of $400,000 to lock the interest rate at 5.06% for a period of 90 days on $20,000,000 in principal. We paid a second rate lock deposit of $600,000 to lock the interest rate at 5.01% for a period of 90 days on $30,000,000 in principal. Of the total amount, approximately $2,500,000 has been applied to closed mortgage fundings, with the remainder allocated to new or pending acquisitions.

        On July 9, 2004, we entered into a rate lock agreement with LaSalle Bank National Association. We paid a rate lock deposit of $500,000 to lock the interest rate at 5.04% for a period of 90 days on $50,000,000 in principal, all of which has been allocated to new or pending acquisitions.

        On July 16, 2004, we entered into a rate lock agreement with Nomura Credit & Capital, Inc. We paid a rate lock deposit of $500,000 to lock the interest rate at 4.815% for a period of 90 days on $50,000,000 in principal, approximately $42,500,000 of which has been allocated to new or pending acquisitions.

        On August 6, 2004, we entered into a rate lock agreement with LaSalle Bank National Association. We paid a rate lock deposit of $1,000,000 to lock the interest rate at 4.67% for a period of 90 days on $100,000,000 in principal. Of this amount $33,000,000 has been applied to closed mortgage fundings, with the remainder allocated to new or pending acquisitions.

        On September 27, 2004, we entered into a rate lock agreement with Principal Life Insurance Company. We paid a rate lock deposit of $500,000 to lock the interest rate at 4.45% for a period of 90 days on $50,000,000 in principal, all of which has been allocated to new or pending acquisitions..

        On September 28, 2004, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock deposit of $1,000,000 to lock the interest rate at 4.497% for a period of 90 days on $50,000,000 in principal, approximately $49,300,000 of which has been allocated to new or pending acquisitions.

        On October 20, 2004, we entered into a rate lock agreement with Bank of America, N.A. We paid a rate lock fee of $2,301,000 to lock the interest rate at 4.27% for a period of 58 days on $230,100,000 in principal, all of which has been allocated to new or pending acquisitions.

        On October 29, 2004, we entered into a rate lock agreement with Bear Stearns Commercial Mortgage, Inc. We paid a rate lock fee of $1,645,400 to lock the interest rate at 4.247% for a period of 60 days on $81,420,000 in principal, all of which has been allocated to new or pending acquisitions.

        Line of Credit.    The Company has an unsecured line of credit arrangement with KeyBank N.A. which matures on December 24, 2004 in the amount of $225,000,000. The funds from this line of credit may be used to provide funds from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.94% to 3.56% during the quarter ended September 30, 2004. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. In addition to, and in conjunction with these financial covenants, we maintain a cash collateral account. Amounts deposited in the cash collateral account provide that loan to value covenants required under the line are not exceeded. Funds may be deposited into and withdrawn from the cash collateral account as our properties are purchased without debt. On September 27, 2004, the outstanding balance of $110,000,000 on this line was repaid resulting in no outstanding balance as of September 30, 2004. As of September 30, 2004, the Company was in compliance with such covenants and no funds were required to be deposited in the cash collateral account.

        Stockholder Liquidity.    We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

        The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of September 30, 2004, we issued 1,636,031 shares pursuant to the DRP for an aggregate amount of $15,542,222.

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

        Shares purchased by us will not be available for resale. As of September 30, 2004, no shares have been repurchased.

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

        During the nine months ended September 30, 2004, we closed on mortgage debt with a principal amount of $1,111,191,645. At September 30, 2004, the weighted average cost of mortgage funds was approximately 4.48%. $985,158,645 of these mortgage loans are fixed-rate loans that bear interest at a rate between 3.96% and 6.20% per annum. The remaining $126,033,000 represents variable-rate loans with a weighted average interest rate of 2.85% per annum at September 30, 2004.

        With the exception of the mortgage loan on Plaza Santa Fe II, all of the loans closed during the nine months ended September 30, 2004 require monthly payments of interest only and may be prepaid with a penalty after specific lockout periods. The mortgage loan on Plaza Santa Fe II requires monthly payments of principal and interest, as well as payments into tax, insurance, and replacement reserve escrows and has no prepayment privileges.

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

        Distributions are determined by our board of directors with the advice of our business manager/advisor and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the board of directors may deem relevant.

Cash Flows From Operating Activities

        Cash flows provided by operating activities were approximately $39,961,000 for the nine month period ended September 30, 2004, which is due primarily to net income from property operations.

Cash Flows From Investing Activities

        Cash flows used in investing activities were approximately $2,015,984,000 for the nine month period ended September 30, 2004 which were primarily used for the acquisition of 60 properties for approximately $1,959,554,000.

        As of November 5, 2004, we had approximately $375 million available for investment in additional properties. As of November 5, 2004 we are considering the acquisition of approximately $244 million in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our current experience in raising funds in our offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

        Cash flows provided by financing activities was approximately $2,192,056,000 for the nine month period ended September 30, 2004. We generated proceeds from the sale of shares, net of offering costs paid, of approximately $1,139,185,000. We generated approximately $1,094,146,000 from the issuance of new mortgages secured by 60 of our properties and $165,000,000 from funding on the line of credit. We paid approximately $10,707,000 for loan fees and approximately $28,873,000 in distributions to our stockholders, and $170,000,000 was paid off on the line of credit for the nine months ended September 30, 2004. The sponsor has agreed to advance us amounts to pay a portion of these distributions until funds available for distribution are sufficient to cover distributions.

        Given the current size of our offering, as of November 5, 2004, we could raise approximately $944 million of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties. We have also registered with the Securities and Exchange commission for another offering of up to 250,000,000 shares of common stock at $10 each and up to 20,000,000 shares at $9.50 each pursuant to the distribution reinvestment program which is not effective as of November 5, 2004. There is no assurance that we will be effective in selling all of these additional shares.

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

Effects of Transactions with Related and Certain Other Parties

        Services Provided by Affiliates of the Business Manager/Advisor.    As of September 30, 2004, we had incurred $159,233,813 of offering costs, of which $119,656,429 was paid or accrued to affiliates. In accordance with the terms of our offering, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of September 30, 2004, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offering. Any excess amounts at the completion of the offering will be reimbursed by our business manager/advisor.

        Our business manager/advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offering. In addition, an affiliate of our business manager/advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $119,656,429 as of September 30, 2004, of which $3,502,335 was unpaid at September 30, 2004.

        Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration. Such costs are included in general and administrative expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions. During the nine months ended September 30, 2004, we incurred $1,103,717 of these costs, of which $778,277 remained unpaid as of September 30, 2004 and are included in Due to affiliates on the Consolidated Balance Sheets.

        An affiliate of our business manager/advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $63,978 for the nine months ended September 30, 2004.

        We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .02% of the principal balance of mortgage loans obtained. Such costs are capitalized as loan fees and amortized over the respective loan term. During the nine months ended September 30, 2004, we paid loan fees totaling $2,241,986 to this affiliate.

        We pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. For the nine months ended September 30, 2004, we neither paid nor accrued such fees because our business manager/advisor agreed to forego such fees for the first, second and third quarters of 2004.

        The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred property management fees of $2,847,427 for the nine months ended September 30, 2004. None remained unpaid as of September 30, 2004.

        We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 530,574 shares of common stock to affiliates and recognized an expense related to these discounts of $352,303 for the nine months ended September 30, 2004.

        As of September 30, 2004 we were due funds from our affiliates in the amount of $1,571,960, $1,567,481 of which is due from our sponsor for reimbursement of a portion of the distributions paid by us during 2004. The remaining $4,479 is due from an affiliate for costs paid on their behalf by the Company. Our sponsor has agreed to advance to us amounts to pay a portion of distributions to our stockholders until funds available for distribution are sufficient to cover the distributions. Our sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due. As of September 30, 2004 we owe funds to our sponsor in the amount of $2,868,666 for repayment of the funds advanced for payment of distributions.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

        The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2004.

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$1,141,248,461	15,035,000	38,671,248	813,276,474	274,265,739
Ground lease payments	$298,329,805	1,021,807	5,324,069	5,328,897	286,655,032

Contracts and Commitments

        The purchase and sale contract for Pavilion at King's Grant, provides that if anytime during the period from January 1, 2004 through December 31, 2007 the tenant Toys R' Us should increase its base rent up to a maximum amount of $250,000 and no decrease has occurred in their requirement to pay for a certain percentage of expenses at the property, then we would be obligated to pay the seller additional funds related to the purchase based upon an agreed income capitalization formula. We have not reserved any funds for this contingency.

        In connection with the purchase of Stony Creek Market Place, we are obligated to purchase the seller's interest in the leases if the seller exercises the right to develop and lease a vacant 50,000 square foot pad site within 48 months after the closing date. In connection with the purchase of Newnan Crossing, we are obligated to purchase the remaining portion of the shopping center that is currently under construction (Phase III) once construction has been completed and a major tenant has moved in and commenced payment of rent, with the additional purchase price based upon an agreed income capitalization formula. In connection with the purchase of Low Country Village, we are obligated to purchase a portion of the shopping center that is currently under construction once construction has been completed and the respective tenants have moved in and commenced payment of rent, with the additional purchase price of the center based upon an agreed income capitalization formula. As part of the commitment to purchase this remaining portion of the shopping center, we have deposited $300,000 of earnest money with an escrow agent. In connection with the purchase of Wilshire Plaza III, we are obligated to pay the remainder of the purchase price in the amount of $2,967,088 when Kohl's department store has moved in and commenced payment of rent. Also, in conjunction with this purchase, we are obligated to fund to Kohl's a second construction payment in the amount $1,164,874 when they have moved in and commenced payment of rent. In connection with the purchase of an interest in the entity that owns Reisterstown Road Plaza, we are obligated to pay the remaining purchase price of $11,546,674 if the unfinished space has been built and rented within 24 months of the closing date. In connection with the purchase of Governor's Marketplace, we are obligated to pay the remaining purchase price of $4,846,152 if the seller completes the construction and leasing of additional components within 24 months of the closing date. In connection with the purchase of an interest in the entity that owns Boulevard at the Capital Centre, we are required to pay the remaining purchase price of $6,947,764 upon completion of the construction and satisfaction of tenant conditions of certain units of the shopping center. We have not reserved any funds for these contingencies.

        In connection with the purchase of Eastwood Towne Center, we are obligated to pay the remaining purchase price of $3,836,317 once a major tenant's base rent increases upon two shadow anchors' commencement of operations. In connection with the purchase of John's Creek Village, we are obligated to pay the remaining purchase price of $13,385,390 if the vacancies have been leased and the respective tenants have moved in and commenced payment of rent within 18 months of the closing date. In connection with the purchase of Davis Towne Crossing, we are obligated to pay the remaining purchase price of $1,604,304 if the vacancies have been leased and respective tenants have moved in and commenced payment of rent within 24 months of the initial closing date. In connection with the purchase of Towson Circle, we are obligated to pay an additional amount to be determined based upon an agreed income capitalization formula if two spaces that were vacant at closing have been leased within 24 months of the closing date. In connection with the purchase of Forks Town Center, if a certain tenant has moved into its space and is paying rent within 12 months of the original closing, we are obligated to pay the remaining purchase of $701,299. We have not reserved any funds for these contingencies.

        In conjunction with the financing of Dorman Center on April 20, 2004, we were required to obtain a $3.65 million irrevocable letter of credit for a one year period. Once we purchase the remaining portion of Dorman Center, and meet certain occupancy requirements, the letter of credit will be released. On July 16, 2004, we purchased the remaining portion of Dorman Center. The irrevocable letter of credit is still outstanding as the occupancy requirements had not been met as of November 5, 2004. In conjunction with the financing of John's Creek Village on July 2, 2004, we were required to obtain a $5.7 million irrevocable letter of credit for a one year period. Once we purchase the remaining portion of John's Creek Village, and meet certain occupancy requirements, the letter of credit will be released. The irrevocable letter of credit is still outstanding as the remaining portion of the center had not been purchased as of November 5, 2004.

        In connection with the purchase of Larkspur Landing, we assumed a liability in the amount of $1,982,504 for tenant improvements and leasing commission obligations. As of September 30, 2004, the remaining liability after disbursements is $1,303,530.

        On August 11, 2004, CR Investors, LLC, a 100% owned LLC of Reisterstown Plaza Holdings, LLC (a joint venture consolidated by us), purchased a 36.5% tenancy in common interest in an apartment complex known as Courthouse Square located in Towson, MD. This investment is accounted for utilizing the equity method of accounting. Under the equity method of accounting, our net equity investment is reflected on the Consolidated Balance Sheet and the Consolidated Statement of Operations includes our share of net income or loss from the unconsolidated entity.

        Subsequent to September 30, 2004, we purchased 11 properties for a purchase price of approximately $217 million. In addition, we are currently considering acquiring 10 properties for an estimated purchase price of $244 million. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

        The following discussion is based primarily on our consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,551	$127,195,000
March 31, 2004	11	2,123,905	$384,053,000
June 30, 2004	23	4,213,576	$713,925,000
September 30, 2004	26	5,746,599	$869,128,000

Total	68	12,881,631	$2,094,301,000

        Rental Income,Tenant Recoveries and Other Property Income.    Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $56,404,514 and all additional property income was $13,362,039 for the nine months ended September 30, 2004.

        Other Income.    Other income consists of interest income earned primarily on short term investments that are held by us and other non-operating income earned by us. Other income was $1,885,751 for the nine months ended September 30, 2004.

        General and Administrative Expenses.    General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printer costs and fees paid to accountants and lawyers. These expenses were $2,843,944 for the nine months ended September 30, 2004 and resulted from increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

        Property Operating Expenses.    Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots. These expenses were $17,017,451 for the nine months ended September 30, 2004.

        Depreciation and Amortization.    Depreciation expense was $19,285,397 and is due to depreciation on the properties owned during the nine months ended September 30, 2004. Amortization expense was $6,717,805 and is due to the application of SFAS 141 and SFAS 142 resulting from the amortization of intangible assets of approximately $154 million and loan and leasing fees of $7.5 million during the nine months ended September 30, 2004.

        Interest.    Interest was $21,315,926 for the nine months ended September 30, 2004 and is due to the financing on 62 properties as of September 30, 2004 and funds drawn during the first quarter of 2004 on the line of credit.

Funds From Operations

        One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under Generally Accepted Accounting Principles in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity. Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO. Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. We believe that FFO is a better measure of our operating performance because FFO excludes non-cash items from GAAP net income. This allows us to compare our relative property performance to determine our return on capital. Management uses the calculation of FFO for several reasons. We use FFO to compare our performance to that of other REITs in our peer group. Additionally, we use FFO in conjunction with our acquisition policy to determine investment strategy. FFO is calculated as follows:

Nine months ended September 30, 2004
Net income	$4,413,798
Depreciation and amortization related to investment properties	24,803,548

Funds from operations(1)	$29,217,346

(1)
FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

        The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties as of September 30, 2004 and December 31, 2003. The weighted average gross leasable area occupied at September 30, 2004 and December 31, 2003 was 94% and 98%, respectively. N/A indicates the property was not owned by us at the end of the period.

	September 30, 2004		December 31, 2003
Properties:	GLA Occupied	(%)	GLA Occupied	(%)
Academy Sports, Houma, LA	60,001	100	N/A	N/A
Alison's Corner, San Antonio, TX	55,066	100	N/A	N/A
Arvada Connection and Marketplace, Arvada, CO	336,302	94	N/A	N/A
Best on the Boulevard, Las Vegas, NV	156,756	77	N/A	N/A
Bluebonnet Parc, Baton Rouge, LA	128,289	95	N/A	N/A
Boulevard at the Capital Centre, Largo, MD	352,804	73	N/A	N/A
CorWest Plaza, New Britain, CT	114,023	99	N/A	N/A
Cranberry Square, Cranberry Township, PA	180,585	92	N/A	N/A
Darien Towne Centre, Darien, IL	210,010	94	212,682	95
Davis Towne Crossing, North Richland Hills, TX	31,091	75	N/A	N/A
Dorman Center—Phases I & II, Spartanburg, SC	374,267	99	N/A	N/A
Eastwood Towne Center, Lansing, MI	321,066	98	N/A	N/A
Eckerd Drug Store, Columbia, SC	13,440	100	N/A	N/A
Eckerd Drug Store, Crossville, TN	13,824	100	N/A	N/A
Eckerd Drug Store, Edmund, OK	13,824	100	13,824	100
Eckerd Drug Store, Greer, SC	13,824	100	N/A	N/A
Eckerd Drug Store, Kill Devil Hills, NC	13,824	100	N/A	N/A
Eckerd Drug Store, Norman, OK	13,824	100	13,824	100
Forks Town Center, Easton, PA	88,660	96	N/A	N/A
Fullerton Metrocenter, Fullerton, CA	208,264	82	N/A	N/A
Gateway Plaza, Southlake, TX	334,440	93	N/A	N/A
Gateway Village, Annapolis, MD	273,788	100	N/A	N/A
GMAC, Winston-Salem, NC	501,064	100	N/A	N/A
Governor's Marketplace, Tallahassee, FL	218,437	94	N/A	N/A
Harris Teeter, Wilmington, NC	57,230	100	N/A	N/A
Harvest Towne Center, Knoxville, TN	42,213	100	N/A	N/A
Heritage Towne Crossing, Euless, TX	72,119	89	N/A	N/A
Hickory Ridge, Hickory, NC	380,487	100	N/A	N/A
Huebner Oaks Center, San Antonio, TX	279,461	97	N/A	N/A
John's Creek Village, Duluth, GA	136,782	71	N/A	N/A
La Plaza Del Norte, San Antonio, TX	303,245	95	N/A	N/A
Lakewood Towne Center, Lakewood, WA	546,713	94	N/A	N/A
Larkspur Landing, Larkspur, CA	150,893	87	N/A	N/A
Lincoln Park, Dallas, TX	144,794	97	N/A	N/A
Low Country Village, Bluffton, SC	70,598	92	N/A	N/A
MacArthur Crossing, Los Colinas, TX	107,759	98	N/A	N/A
Manchester Meadows, St. Louis, MO	434,772	96	N/A	N/A
Metro Square Center, Severn, MD	61,817	100	N/A	N/A
Mitchell Ranch Plaza, New Port Richey, FL	184,973	92	N/A	N/A
Newnan Crossing I & II, Newnan, GA	291,450	100	127,260	97
Northgate North, Seattle, WA	281,595	93	N/A	N/A
Northpointe Plaza, Seattle, WA	373,699	99	N/A	N/A
North Ranch Pavilions, Thousand Oaks, CA	55,928	89	N/A	N/A
North Rivers Town Center, Charleston, SC	141,004	100	N/A	N/A
Paradise Valley Marketplace, Phoenix, AZ	71,304	77	N/A	N/A
Pavilion at King's Grant, Concord, NC	79,109	100	79,009	100
Peoria Crossings, Peoria, AZ	207,711	97	N/A	N/A
Pine Ridge Plaza, Lawrence, KS	230,510	100	N/A	N/A
Plaza at Marysville, Marysville, WA	110,356	95	N/A	N/A
Plaza Santa Fe II, Santa Fe, NM	217,329	98	N/A	N/A
Promenade at Red Cliff, St. George, UT	89,480	95	N/A	N/A
Reisterstown Road Plaza, Baltimore, MD	668,369	86	N/A	N/A
Saucon Valley Square, Bethlehem, PA	80,695	100	N/A	N/A
Shaw's Supermarket, New Britain, CT	65,658	100	65,658	100
Shoppes of Dallas, Dallas, GA	59,810	85	N/A	N/A
Shoppes of Prominence Point, Canton, GA	69,358	89	N/A	N/A
Shops at Boardwalk, Kansas City, MO	99,881	82	N/A	N/A
Shops at Park Place, Plano, TX	115,460	99	116,300	100
Stony Creek Market Place, Noblesville, IN	153,796	100	150,727	98
The Columns, Jackson, TN	121,400	94	N/A	N/A
Tollgate Marketplace, Bel Air, MD	392,587	100	N/A	N/A
Towson Circle, Towson, MD	106,621	92	N/A	N/A
Village Shoppes of Simonton, Lawrenceville, GA	56,615	85	N/A	N/A
Wal-Mart SuperCenter, Blytheville, AR	183,211	100	N/A	N/A
Wal-Mart SuperCenter, Jonesboro, AR	149,704	100	N/A	N/A

Watauga Pavilion, Watauga, TX	192,155	93	N/A	N/A
Wrangler, El Paso, TX	316,800	100	N/A	N/A

	11,982,924		779,284

        As part of the purchase of Darien Towne Centre, CorWest Plaza, La Plaza Del Norte, Dorman Center—Phase I, Peoria Crossings, Paradise Valley Marketplace, Best on the Boulevard, Bluebonnet Parc, Arvada Marketplace, Eastwood Towne Center, Watauga Pavilion, Northpointe Plaza, Plaza Santa Fe II, Lakewood Towne Center, Shoppes of Prominence Point, Fullerton Metrocenter, Shops at Boardwalk, Shoppes of Dallas, Dorman Center—Phase II, Towson Circle, Reisterstown Road Plaza, Village Shoppes of Simonton, Governor's Marketplace, Mitchell Ranch Plaza, The Columns, Harvest Towne Center, Boulevard at the Capital Centre and Low Country Village, we are entitled to receive payments in accordance with a master lease agreement for space, which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased. The percentage in the table above does not include non-revenue producing space covered by the master lease agreement. The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 71% and 100% at September 30, 2004.

Subsequent Events

        We paid distributions of $7,186,753 to our stockholders in October 2004.

        We issued 29,541,198 shares of common stock from October 1, 2004 through November 5, 2004, resulting in a total of 175,825,027 shares of common stock outstanding. As of November 5, 2004, subscriptions for a total of 173,294,068 shares were received resulting in total gross offering proceeds of $1,732,326,464 and an additional 2,530,959 shares were issued pursuant to the DRP for $24,044,115 of additional gross proceeds.

        On October 15, 2004, CR Investors, LLC, a 100% owned LLC of Reisterstown Plaza Holdings, LLC (a joint venture consolidated by us), purchased a 60.94% interest in an apartment complex known as Cardiff Hall East located in Towson, MD for approximately $2.7 million.

        As of October 31, 2004, Cordish Power Plant Management, LLC, a Maryland limited liability company ("CPP") admitted two new members in exchange for the capital contributions described below that were made on November 5, 2004. CRP Power Plant Investors, LLC, a Maryland limited liability company that is wholly owned by Reisterstown Plaza Holdings, LLC, contributed capital in the amount of $15 million in exchange for a 37.5% member interest in CPP. CGW Power Plant Investors, LLC, a Maryland limited liability company that is wholly owned by Gateway Village Holdings, LLC contributed capital in the amount of $5 million in exchange for a 12.5% member interest in CPP. CPP owns a 99.5% interest in Cordish Power Plant Limited Partnership. Cordish Power Plant Limited Partnership owns a ground lease interest in a mixed use retail/office complex located in the Inner Harbor area of Baltimore, Maryland that is known as The Power Plant. The Power Plant contains approximately 180,000 square feet of space and is 100% leased and occupied.

        As of October 31, 2004, Cordish Power Plant Management Number Two, LLC, a Maryland limited liability company ("CPP2") admitted two new members in exchange for the capital contributions described below that were made on November 5, 2004. CTC Pier IV Investors, LLC, a Maryland limited liability company that is wholly owned by Towson Circle Holdings, LLC contributed capital in the amount of $5 million in exchange for a 16.67% member interest in CPP2. CTOLL Pier IV Investors, LLC, a Maryland limited liability company that is wholly owned by Tollgate Marketplace Holding Company, LLC contributed capital in the amount of $15 million in exchange for a 50.0% member interest in CPP2. CPP2 owns all of the membership interest in Cordish Power Plant Number Two, LLC. Cordish Power Plant Number Two, LLC owns a ground lease interest in a mixed use retail/office complex located in the Inner Harbor area of Baltimore, Maryland that is known as Pier IV Office Building. The Pier IV Office Building contains approximately 120,000 square feet of space and is 100% leased and occupied.

        We have acquired the following properties during the period October 1 to November 5, 2004. The respective acquisitions are summarized in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants
10/05/04	Bed, Bath & Beyond Plaza Miami, FL	2004	20,350,000	97,496	Bed, Bath & Beyond, Office Depot, Pier 1 Imports, Party City
10/12/04	The Columns—Phase II Jackson, TN	2004	5,740,596	44,987	Ross Dress for Less, Old Navy
10/18/04	Denton Town Crossing Denton, TX	2003/ 2004	51,236,687	272,722	Oshman's Sporting Goods
10/19/04	Azalea Square Summerville, SC	2004	30,012,525	181,942	T.J. Maxx, Linens 'N Things, Ross Dress for Less, Cost Plus World Market, PETsMART
10/21/04	Lake Mary Pointe Orlando, FL	1999	6,620,000	51,052	Publix
10/25/04	Plaza at Riverlakes Bakersville, CA	2001	17,000,000	102,836	Ralph's Grocery Store
10/26/04	Academy Sports Port Arthur, TX	2004	5,000,000	61,001	Academy Sports
10/28/04	Gurnee Town Center Gurnee, IL	2002	44,256,387	179,840	Linens 'N Things, Old Navy, Borders Books & Music
10/29/04	CVS Pharmacy Sylacauge, AL	2004	3,066,241	10,055	CVS Pharmacy
10/29/04	Academy Sports Midland, TX	2004	4,250,000	61,654	Academy Sports
11/03/04	Mansfield Towne Center Mansfield, TX	2004	16,055,074	111,898	Ross Dress for Less, Staples
11/05/04	Winchester Commons Memphis, TN	1999	13,022,687	93,024	Kroger

        The mortgage debt and financings obtained during the period October 1, 2004 to November 5, 2004, are detailed in the list below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
10/05/04	The Columns	4.910%	05/01/09	11,423,300
10/06/04	Low Country Village	4.960%	05/01/09	5,370,000
10/08/04	Lincoln Park	4.610%	11/01/09	26,153,000
11/01/04	Academy Sports — Port Arthur, TX	5.120%	11/01/09	2,775,000
11/01/04	Harris Teeter — Wilmington, NC	4.915%	11/01/09	3,960,000
11/04/04	The Columns — Phase II	4.950%	11/01/09	3,442,100

        We are currently considering acquiring 10 properties for an estimated purchase price of $244 million. Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Inflation

        For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under triple-net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases, and property expenses are the responsibility of the tenants. The capital appreciation of triple-net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of triple-net leased properties. As of September 30, 2004, we owned 14 single-user triple-net leased properties.

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

        During the third quarter of 2004, we entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.40% for 5 year treasury contracts and 4.0% to 4.3% for 10 year treasury contracts. The amount on deposit for our investment in treasury contracts is $3,712,900. On September 30, 2004, our investment in treasury contracts had a liquidation value of $361,186 resulting in a loss of $3,351,714. As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings. To offset the net loss recognized on the treasury contracts, we took advantage of the lower treasury yields which caused the loss n the treasury contracts and secured permanent financing in the amount of $350,000,000 for pending acquisitions. On October 29, 2004, we liquidated all of our treasury contracts for a liquidation value of $126,213 resulting in a cumulative net realized loss of $3,586,687.

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

        While this hedging strategy is intended to reduce our exposure to interest rate fluctuations, the result may be a reduction in overall returns on your investment.

        The fair value of our debt approximates its carrying amount as of September 30, 2004.

        Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2004	2005	2006	2007	2008	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	—	—	—	56,864,550	46,227,000	911,617,213
Variable rate debt (including line of credit)	—	15,035,000	—	—	—	110,998,000
Average interest rate on debt:
Fixed rate debt	—	—	—	4.49%	4.64%	4.69%
Variable rate debt	—	3.71%	—	—	—	2.74%

        We have $126,033,000 of variable rate interest averaging 2.85% as of September 30, 2004. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of September 30, 2004, interest expense increases by $1,260,330 on an annual basis.

Item 4.    Controls and Procedures

        An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officers. Based upon that evaluation, our chief executive officer and our principal accounting and financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission rules and forms.

        There has been no change in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        As of September 30, 2004, we have sold the following securities in the initial offering for the following aggregate offering prices:

*	144,627,798	shares on a best efforts basis for $1,445,663,838; and
*	1,636,031	shares pursuant to the DRP for $15,542,222

        The total of shares and gross offering proceeds from all offerings as of September 30, 2004 is 146,263,829 shares for $1,461,206,060. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our business manager/advisor for $200,000 preceding the commencement of the initial offering.

        From September 17, 2003, which was the effective date of the initial offering through September 30, 2004, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$152,398,586	A
Finders' fees	—	A
Expenses paid to or for underwriters	—	A
Other expenses to affiliates	969,524	A
Other expenses paid to non-affiliates	5,865,703	A

Total expenses	$159,233,813

        The net offering proceeds to us for the initial offering period, after deducting the total expenses paid and accrued described above, are $1,301,972,247.

        The underwriting discounts and commissions, and the expenses paid to or for underwriters, were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions and expenses to soliciting dealers.

        Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$2,630,558	A
Purchase of real estate	979,270,511	A
Acquisition of other businesses	—	A
Repayment of indebtedness	76,882	A
Working capital (currently)	13,019,722	E
Temporary investments (currently)	306,974,574	A
Other uses	—	A

Total uses	$1,301,972,247

        Of the amount used for purchases of real estate, $24,000,000 was paid to affiliates of our business manager/advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits: See Item (c) below

  (b)
  Reports on Form 8-K

  The following reports on Form 8-K were filed during the quarter of the period covered by this report.

  Report on Form 8-K dated July 13, 2004
  Item 2—Acquisition or Disposition of Assets
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K dated July 21, 2004
  Item 2—Acquisition or Disposition of Assets
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K dated August 2, 2004
  Item 2—Acquisition or Disposition of Assets
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K dated August 9, 2004
  Item 2—Acquisition or Disposition of Assets
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K dated August 17, 2004
  Item 2.01—Completion of Acquisition or Disposition of Assets
  Item 9.01—Financial Statements and Exhibits

  Report on Form 8-K dated August 25, 2004
  Item 2.01—Completion of Acquisition or Disposition of Assets
  Item 8.01—Other Events

  Report on Form 8-K dated September 7, 2004
  Item 2.01—Completion of Acquisition or Disposition of Assets
  Item 9.01—Financial Statements and Exhibits

  Report on Form 8-K dated September 29, 2004
  Item 2.01—Completion of Acquisition or Disposition of Assets
  Item 9.01—Financial Statements and Exhibits

  Report on Form 8-K/A dated June 23, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated June 30, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated July 13, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated July 21, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated August 2, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated August 9, 2004
  Item 7—Financial Statements and Exhibits

  Report on Form 8-K/A dated August 17, 2004
  Item 9.01—Financial Statements and Exhibits

  Report on Form 8-K/A dated September 7, 2004
  Item 9.01—Financial Statements and Exhibits

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
10.5*	Independent Director Stock Option Plan.
10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.
10.7*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.
10.8*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.
10.9*	Share Repurchase Plan.
10.10*	Agreement for Purchase and Sale (Re: Stony Creek) dated November 11, 2003.
10.11*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.
10.12*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.13*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.14*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.
10.15*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.
10.16*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.
10.17*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.
10.18*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.
10.19*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.
10.20*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.
10.21*	Purchase and Sale Agreement (Re: Shaws Supermarkets—New Britain) dated November 20, 2003.
10.22*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.

10.23*	Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.
10.24*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.
10.25*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.
10.26*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.
10.27*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.
10.28*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.
10.29*	Assignment (Re: Darien Towne Center) dated December 19, 2003.
10.30*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket—New Britain) dated December 30, 2003.
10.31*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.
10.32*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.
10.33*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.
10.34*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.35*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.
10.36*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.37*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.38*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.
10.39*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.
10.40*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.
10.41*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.
10.42*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.
10.43*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.44*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.45*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.46*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket—New Britain) dated January 2004.
10.47*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.
10.48*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket—New Britain) dated January 2004.
10.49*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.
10.50*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.51*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.
10.52*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.

10.53*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003.
10.54*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.
10.55*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.
10.56*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.
10.57*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.
10.58*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.
10.59*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.
10.60*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.
10.61*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.62*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.
10.63*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.
10.64*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.
10.65*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.
10.66*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.
10.67*	Assignment (Re: Larkspur Landing) dated January 14, 2004.
10.68*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.
10.69	Agreement of Sale (Re: Peoria Crossng) dated January, 2004
10.70	Letter Agreement to Purchase (Re: Heritage Towne Crossing) dated January 8, 2004.
10.71*	Secured Promissory Note Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.72*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.73*	Guaranty Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.74*	Guaranty—II Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.
10.75*	Assignment of Contract (Re: Hickory Ridge) dated January 9, 2004.
10.76*	Promissory Note Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.77*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.78*	Non-Recourse Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.79*	Payment Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.
10.80*	Secured Promissory Note Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.81*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.82*	Guaranty Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.
10.83*	Promissory Note Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.84*	Exceptions to Non-Recourse Guaranty Agreement Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.
10.85*	Loan Agreement No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.
10.86*	Post Closing and Indemnity Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.
10.87*	Vacancy Escrow Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.
10.88*	General Assignment (Re: Heritage Towne Crossing) dated March 5, 2004.
10.89*	Assignment of Contract (Re: Heritage Towne Crossing) dated March 5, 2004.
10.90*	Assignment of Contract (Re: Dorman Center) dated December 29, 2003.
10.91*	Amended Purchase Agreement (Re: Dorman Center) dated December 10, 2003.
10.92*	Dorman Center Pier 1 Escrow (Re: Dorman Center) dated March 4, 2004.
10.93*	Dorman Center Escrow (Re: Dorman Center) dated March 4, 2004.
10.94*	Mortgage Note Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.
10.95*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Dorman Center) dated April 9, 2004.
10.96*	Transitional Security (Phase II) Reserve Agreement (Re: Dorman Center) dated April 9, 2004,
10.97*	Guaranty Agreement Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.
10.98*	Promissory Note: (Re: Heritage Towne Crossing) dated April 26, 2004.
10.99*	Promissory Note: (Re: Eckerds—Edmond, OK.) dated April 26, 2004.
10.100*	Promissory Note: (Re: Eckerds—Norman, OK.) dated April 26, 2004.
10.101*	Loan Agreement (Re: Heritage Towne Crossing, Eckerds—Edmond, OK. And Eckerds—Norman, OK.) dated April 26, 2004.
10.102*	Post-Closing Agreement (Re: Heritage Towne Crossing, Eckerds—Edmond, OK. And Eckerds—Norman, OK.) dated April 26, 2004.
10.103*	Guaranty Agreement Regarding Cross-Collateralization (Re: Heritage Towne Crossing) dated April 26, 2004.
10.104*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Edmond, OK.) dated April 26, 2004.
10.105*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Norman, OK.) dated April 26, 2004.
10.106*	Assignment of Contract (Re: Promenade at Red Cliff) dated February 13, 2004.
10.107*	Assignment of Contract (Re: Peoria Crossings) dated March 3, 2004.
10.108*	Post Closing Agreement (Re: Peoria Crossings) dated March 3, 2004.
10.109*	Master Lease Escrow Agreement (Re: Peoria Crossings) dated February 4, 2004.
10.110*	Tax Proration Agreement (Re: Peoria Crossings) dated March 3, 2004.
10.111*	Promissory Note Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.
10.112*	Loan Agreement—Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.
10.113*	Assignment of Contract (Re: Paradise Valley Marketplace) dated April 8, 2004.
10.114*	Revised Letter Agreement to Purchase (Re: Paradise Valley Marketplace) dated January 21, 2004.
10.115*	Escrow Agreement (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.116*	Assignment and Assumption of Purchase and Sale Agreement (Re: Best on the Boulevard) dated April 4, 2004.
10.117*	Post-Closing Agreement (Re: Best on the Boulevard) dated April 14, 2004.
10.118*	Amended Purchase and Sale Agreement (Re: Best on the Boulevard) dated March 29, 2004.
10.119*	Assignment and Assumption of Purchase and Sales Agreement (Re: Bluebonnet Parc) dated April 21, 2004.
10.120*	Escrow Agreement (Re: Bluebonnet Parc) dated April 22, 2004.
10.121*	Letter Agreement to Purchase (Re: Bluebonnet Parc) dated February 4, 2004.
10.122*	Loan Agreement (Re: Bluebonnet Parc) dated May 7, 2004.
10.123*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Alison's Corner) dated April 20, 2004.
10.124*	Post Closing Agreement (Re: Alison's Corner) dated April 28, 2004.
10.125*	Amended Purchase and Sale Agreement (Re: Alison's Corner) dated April 23, 2004.
10.126*	Promissory Note (Re: Alison's Corner) dated May 10, 2004.
10.127*	Loan Agreement (Re: Alison's Corner) dated May 10, 2004.
10.128*	Letter Agreement Regarding Escrow (Re: Alison's Corner) dated May 10, 2004.
10.129*	Post-Closing Agreement (Re: Alison's Corner) dated May 10, 2004.
10.130*	Assignment and Assumption of Purchase and Sales Agreement (Re: North Rivers Town Center) dated April 27, 2004.
10.131*	Post-Closing Agreement (Re: North Rivers Town Center) dated April 2004.
10.132*	Amended Agreement for Purchase and Sale (Re: North Rivers Town Center) dated April 26, 2004.
10.133*	Assignment and Assumption of Purchase and Sales Agreement (Re: Eastwood Towne Center) dated May 12, 2004.
10.134*	Revised Letter Agreement (Re: Eastwood Towne Center) dated March 29, 2004.
10.135*	Master Fund Escrow Agreement (Eastwood Towne Center) dated May 13, 2004.
10.136*	Holdback Agreement (Re: Eastwood Towne Center) dated May 13, 2004.
10.137*	Bill of Sale, Assignment and Assumption of Contracts (Re: Eastwood Towne Center) dated May 13, 2004.
10.138*	Assignment and Assumption of Purchase and Sales Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.
10.139*	Bill of Sale, Assignment and Assumption of Contracts (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.
10.140*	Purchase and Sale Agreement (Re: Arvada Connection and Arvada Marketplace) dated March 31, 2004.
10.141*	Escrow Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.
10.142*	Redevelopment Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.
10.143*	Easements With Covenants and Restrictions Affecting Land (Re: Arvada Marketplace) dated April 29, 2004.
10.144*	Assignment of Contract (Re: Watauga Pavilion) dated May 20, 2004.
10.145*	Amended Purchase and Sale Agreement (Re: Watauga Pavilion) dated May 11, 2004.
10.146*	Post-Closing Escrow and Master Lease Agreement (Re: Watauga Pavilion) dated May 21, 2004.

10.147*	CAM Reconciliation Escrow Agreement (Re: Northpointe Plaza) dated May 2004.
10.148*	Reinstatement of and First Amendment to Agreement of Purchase and Sale (Re: Northpointe Plaza) dated April 2004.
10.149*	Vacancy Escrow Agreement (Re: Northpointe Plaza) dated May 2004.
10.150*	Promissory Note—Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.
10.151*	Loan Agreement—Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.
10.152*	Promissory Note (Re: North Rivers Town Center) dated June 3, 2004.
10.153*	Mortgage and Security Agreement (Re: North Rivers Town Center) dated June 3, 2004.
10.154*	Post-Closing Agreement (Re: North Rivers Town Center) dated June 3, 2004.
10.155*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Kill Devil Hills, NC) dated March 18, 2004.
10.156*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Greer, SC) dated April 1, 2004.
10.157*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Columbia, SC) dated March 18, 2004.
10.158*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds—Crossville, TN) dated March 18, 2004.
10.159*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 58108 (Re: Peoria Crossing) dated June 3, 2004.
10.160*	Loan Agreement (Re: North Rivers Town) dated June 3, 2004.
10.161*	Secured Promissory Note Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.162*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.163*	Guaranty Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.
10.164*	Mortgage Note Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.165*	Mortgage—Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.166*	Guaranty Agreement Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.
10.167*	Secured Promissory Note Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.168*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.169*	Notice of Final Agreement Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.170*	Guaranty Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.
10.171*	General Assignment (Re: Northpointe Plaza) dated May 25, 2004.
10.172*	Post Closing and Indemnity Agreement (Re: Northpointe Plaza) dated May, 2004.
10.173*	Promissory Note (Re: Northpointe Plaza) dated June 4, 2004.
10.174*	Loan Agreement (Re: Northpointe Plaza) dated June 4, 2004.
10.175*	Deed of Trust, Security Agreement and Fixture Filing (Re: Northpointe Plaza) dated June 4, 2004.
10.176*	Revised Letter Agreement to Purchase (Re: Plaza Santa Fe) dated December 4, 2004.
10.177*	Promissory Note Secured By Leasehold Deed of Trust (Re: Plaza Santa Fe) dated November 22, 2002.

10.178*	Leasehold Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing Loan No. 31-0900141A (Re: Plaza Santa Fe) dated November, 2002.
10.179*	Assignment of Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated June 4, 2004.
10.180*	Assignment and Assumption Agreement Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated May 26, 2004.
10.181*	Amended Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated March 30, 2004.
10.182*	Assignment of Contract (Re: Huebner Oaks Center) dated June 8, 2004.
10.183*	Agreement of Purchase and Sale (Re: Huebner Oaks Center).
10.184*	Secured Promissory Note 1 Loan No. 753971 (Re: Huebner Oaks Center) dated June 22, 2004.
10.185*	Secured Promissory Note 2 Loan No. 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.186*	Deed of Trust, Security Agreement and Assignment of Rents Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.187*	Guaranty Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.
10.188*	Notice of Final Agreement Loan Nos. 753971 and 753972 (Huebner Oaks Center) dated June 22, 2004.
10.189*	Amended Letter Purchase Agreement (Re: John's Creek Village) dated June 18, 2004.
10.190*	Earn-out Agreement (Re: John's Creek Village) dated June 23, 2004.
10.191*	Assignment of Contract (Re: Lakewood Towne Center) dated June, 2004.
10.192*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Re: Lakewood Towne Center) dated May 6, 2004.
10.193*	Escrow and Leasing Agreement (Re: Lakewood Towne Center) dated June, 2004.
10.194*	Commitment Letter Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.195*	Deed of Trust Note A Loan No. 122498 (Re: Lakewood Towne Center) dated June 28, 2004.
10.196*	Deed of Trust Note B Loan No. 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.197*	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Lakewood Towne Center) dated June 28, 2004.
10.198*	First Amendment to Escrow and Leasing Agreement Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.
10.199*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Prominence Point) dated June 30, 2004.
10.200*	Assignment of Purchase and Sale Agreement (Re: Northgate North) dated June 24, 2004.
10.201*	Amended Agreement to Purchase and Sale Agreement (Re: Northgate North) dated June 23, 2004.
10.202*	Escrow Agreement Regarding July Rents (Re: Northgate North) dated June 30, 2004.
10.203*	Escrow Agreement Regarding Bassett TI Work/Leasing Commission (Re: Northgate North) dated June, 2004.
10.204*	Access Agreement (Re: Northgate North) dated June 30, 2004.
10.205*	Post Closing and Indemnity Agreement (Re: Davis Towne Crossing) dated June 30, 2004.
10.206*	Letter Agreement to Purchase (Re: Davis Towne Crossing) dated April 21, 2004.
10.207*	** NOT USED
10.208*	Assignment of Purchase and Sale Agreement (Re: Fullerton Metrocenter) dated June 24, 2004.

10.209*	Post Closing and Indemnity Agreement (Re: Fullerton Metrocenter) dated June, 2004.
10.210*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Fullerton Metrocenter) dated June 30, 2004.
10.211*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Low Country Village) dated June 30, 2004.
10.212*	Post Closing Agreement (Re: Low Country Village) dated June 30, 2004.
10.213*	Agreement of Purchase and Sale (Re: Low Country Village) dated May 20, 2004.
10.214*	Installment Note (Re: Pacheco Pass) dated June 30, 2004.
10.215*	Loan Proceeds Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.
10.216*	Interest Reserve Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.
10.217*	Loan Guaranty Agreement (Secured Note) (Re: Pacheco Pass) dated June 30, 2004.
10.218*	Escrow Agreement (Re: Shoppes at Boardwalk) dated July 1, 2004.
10.219*	Secured Promissory Note Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.220*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.221*	Guaranty Loan No. 75348 (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.222*	Property Reserves Agreement Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.
10.223*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Dallas) dated July 1, 2004.
10.224*	Assignment of Purchase Agreement (Re: Plaza Santa Fe II) dated May 25, 2004
10.225*	Assignment of Contract (Re: Eckerds—Greer) dated May 2004
10.226*	Assignment of Contract (Re: Eckerds—Kill Devil Hills) dated May 2004
10.227*	Assignment of Contract (Re: Eckerds—Crossville) dated May 2004
10.228*	Assignment of Contract (Re: Eckerds—Columbia) dated May 2004
10.229*	Promissory Note (Re: Eckerds—Crossville) dated July 21, 2004
10.230*	Post-Closing Agreement (Re: Eckerds—Crossville) dated July 21, 2004
10.231*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Crossville) dated July 21, 2004
10.232*	Promissory Note (Re: Eckerds—Columbia) dated July 21, 2004
10.233*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Columbia) dated July 21, 2004
10.234*	Promissory Note (Re: Eckerds—Kill Devil Hills) dated July 21, 2004
10.235*	Post-Closing Agreement (Re: Eckerds—Kill Devil Hills) dated July 21, 2004
10.236*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Kill Devil Hills) dated July 21, 2004
10.237*	Promissory Note (Re: Eckerds—Greer) dated July 21, 2004
10.238*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds—Greer) dated July 21, 2004
10.239*	Loan Agreement (Re: Eckerds—Crossville, Columbia, Greer and Kill Devil Hills) dated July 21, 2003
10.240*	Promissory Note (Re: Pine Ridge Plaza) dated July 27, 2004
10.241*	Loan Agreement (Re: Pine Ridge Plaza) dated July 27, 2004

10.242*	Earn-Out Agreement (Re: Johns Creek Village) dated June 23, 2004
10.243*	Transitional Security (Phase II) Reserve Agreement (Re: Johns Creek Village) dated June 28, 2004
10.244*	Mortgage Note (Re: Johns Creek Village) dated June 28, 2004
10.245*	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (Re: Johns Creek Village) dated June 28, 2004
10.246*	Guaranty Agreement (Re: Johns Creek Village) dated June 28, 2004
10.247*	Post-Closing Agreement (Re: Fullerton Metrocenter) dated July 9, 2004
10.248*	Promissory Note (Re: Fullerton Metrocenter) dated July 9, 2004
10.249*	Loan Agreement (Re: Fullerton Metrocenter) dated July 9, 2004
10.250*	Deed of Trust Note (Re: Northgate North) dated July 2004
10.251*	Letter Agreement (Re: Northgate North) dated July 14, 2004
10.252*	Closing Certificate (Re: Northgate North) dated July 2004
10.253*	Limited Payment Guaranty (Re: Northgate North) dated July 2004
10.254*	Post-Closing Agreement (Re: Cranberry Square) dated July 2004
10.255*	Loan Agreement (Re: Cranberry Square) dated July 2004
10.256*	Letter Agreement (Re: Tollgate Marketplace) dated July 21, 2004
10.257*	Closing Certificate (Re: Tollgate Marketplace) dated July 21, 2004
10.258*	Mortgage Note (Re: Tollgate Marketplace) dated July 21, 2004
10.259*	Post Closing Delivery Covenant (Re: Tollgate Marketplace) dated July 21, 2004
10.260*	Indemnity Guaranty (Re: Tollgate Marketplace) dated July 21, 2004
10.261*	Real Estate Purchase Contract (Re: Wal-Mart Supercenter—Blytheville) dated May 28, 2004
10.262*	Letter Agreement (Re: Gateway Village) dated July 21, 2004
10.263*	Closing Certificate (Re: Gateway Village) dated July 21, 2004
10.264*	Mortgage Note A (Re: Gateway Village) dated July 21, 2004
10.265*	Mortgage Note B (Re: Gateway Village) dated July 21, 2004
10.266*	Indemnity Guaranty (Re: Gateway Village) dated July 21, 2004
10.267*	Post Closing Delivery Covenant (Re: Gateway Village, Towson Circle, and Tollgate Marketplace) dated July 21, 2004
10.268*	Letter Agreement (Re: Towson Circle) dated July 21, 2004
10.269*	Closing Certificate (Re: Towson Circle) dated July 21, 2004
10.270*	Mortgage Note A (Re: Towson Circle) dated July 21, 2004
10.271*	Mortgage Note B (Re: Towson Circle) dated July 21, 2004
10.272*	Indemnity Guaranty (Re: Towson Circle) dated July 21, 2004
10.273*	Letter Agreement (Re: Gateway Plaza Shopping Center) dated May 20, 2004
10.274*	Promissory Note (Re: Wrangler Company Western Headquarters and Distribution Facility) dated July 26, 2004
10.275*	Loan Agreement (Re: Wrangler Company Western Headquarters and Distribution Facility) Dated July 26, 2004
10.276*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004

10.277*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004
10.278*	Forks Town Center China Moon Escrow (Re: Forks Town Center) dated July 27, 2004
10.279*	Earn Out Agreement (Re: Forks Town Center) dated July 27, 2004
10.280*	Promissory Note (Re: Academy Sports and Outdoors—Houma) dated August 4, 2004
10.281*	Loan Agreement (Re: Academy Sports and Outdoors—Houma) dated August 4, 2004
10.282*	Promissory Note (Re: Reisterstown Plaza) dated August 4, 2004
10.283*	Letter Agreement (Re: Reisterstown Plaza) dated July 30, 2004
10.284*	Loan Agreement (Re: Reisterstown Plaza) dated August 4, 2004
10.285*	Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004
10.286*	Limited Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004
10.287*	Post-Closing Agreement (Re: Reisterstown Plaza) dated August 4, 2004
10.288*	Letter Agreement (Re: Wal-Mart Supercenter—Jonesboro) dated June 4, 2004
10.289*	Promissory Note (Re: Wal-Mart Supercenter—Jonesboro) dated August 6, 2004
10.290*	Loan Agreement (Re: Wal-Mart Supercenter—Jonesboro) dated August 6, 2004
10.291*	Promissory Note Loan No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.
10.292*	Loan Agreement No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.
10.293*	Promissory Note Loan No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.
10.294*	Loan Agreement No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.
10.295*	Assignment of Contract (Re: Shops at Boardwalk) dated July 1, 2004.
10.296*	Letter Agreement to Purchase (Re: Shops at Boardwalk) dated March 2004.
10.297*	Amended Agreement of Sale (Re: Shops at Boardwalk) dated April 15, 2004.
10.298*	Assignment of Contract (Re: Cranberry Square) dated June 23, 2004.
10.299*	Letter Agreement to Purchase (Re: Cranberry Square) dated April 27, 2004.
10.300*	Construction Agreement (Re: Dorman Center Phase II) dated July 15, 2004.
10.301*	Escrow Agreement (Re: Dorman Center Phase II) dated July 14, 2004.
10.302*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Plaza) dated July 21, 2004.
10.303*	Amended Purchase and Sale Agreement (Re: Gateway Plaza) dated July 15, 2004.
10.304*	Letter Agreement to Purchase (Re: Gateway Plaza) dated May 20, 2004.
10.305*	Assignment of Contract (Re: Plaza at Marysville) dated July 26, 2004.
10.306*	Reinstated and Amended Purchase and Sale Agreement (Re: Plaza at Marysville) dated July 23, 2004.
10.307*	Purchase and Sale Agreement (Re: Plaza at Marysville) dated May 6, 2004.
10.308*	Letter Agreement to Purchase (Re: Forks Town Center) dated August 10, 2004.
10.309*	Mortgage Note Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.
10.310*	Limited Payment Guarantee Agreement Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.
10.311*	Post-Closing Agreement (Re: Village Shoppes at Simonton) dated August 9, 2004.

10.312*	Escrow and Guarantee Agreement (Re: Village Shoppes at Simonton) dated August 2004.
10.313*	Assignment and Assumption of Purchase and Sale Agreement (Re: Village Shoppes at Simonton) dated August 2004.
10.314*	Letter Agreement to Purchase (Re: Village Shoppes at Simonton) dated April 30, 2004.
10.315*	Secured Promissory Note Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.
10.316*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Manchester Meadows) dated August 24, 2004.
10.317*	Guaranty Agreement Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.
10.318*	Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.
10.319*	St. Louis Playscapes Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.
10.320*	Assignment and Assumption of Purchase and Sale Agreement (Re: Manchester Meadows) dated August 2004.
10.321*	Purchase and Sale Agreement (Re: Manchester Meadows) dated July 13, 2004.
10.322*	Amended and Restated Promissory Note Loan No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.
10.323*	Post-Closing Agreement (Re: Governor's Marketplace) dated August 2004.
10.324*	Loan Agreement No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.
10.325*	Master Lease Escrow Agreement (Re: Mitchell Ranch Plaza) dated August 23, 2004.
10.326*	Agreement of Purchase and Sale (Re: Mitchell Ranch Plaza) dated July 20, 2004.
10.327*	Master Lease Escrow Agreement (Re: The Columns) dated August 24, 2004.
10.328*	Escrow Agreement (Re: The Columns) dated August 24, 2004.
10.329	Assignment (Re: John's Creek Village) dated June 23, 2004.
10.330	Assignment (Re: Shoppes at Prominence Point) dated June 30, 2004.
10.331	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes at Prominence Point) dated June 18, 2004.
10.332	Assignment (Re: Shoppes of Dallas) dated July 2, 2004.
10.333	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes of Dallas) dated June 29, 2004.
10.334	Letter Agreement (Re: Shoppes of Dallas) dated September 27, 2004.
10.335	Mortgage Note A Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.
10.336	Mortgage Note B Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.
10.337	Deed to Secure Debt and Security Agreement (Re: Shoppes of Dallas) dated September 27, 2004.
10.338	NOT USED
10.339	Contribution Agreement (Re: Tollgate Marketplace) dated July 19, 2004.
10.340	Contribution Agreement (Re: Gateway Village) dated July 21, 2004.
10.341	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.
10.342	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.
10.343	Assignment of Contract (Re: Forks Town Center) dated June 18, 2004.
10.344	Reinstated and Amended Contract (Re: Forks Town Center) dated July 2, 2004.

10.345	NOT USED
10.346	Contribution Agreement (Re: Towson Circle) dated July 2004.
10.347	Lertter Agreement (Re: Gateway Plaza) dated August 19, 2004.
10.348	Deed of Trust Note Loan No. 122520 (Re: Gateway Plaza) dated August 19, 2004.
10.349	Limited Payment Guaranty (Re: Gateway Plaza) dated August 19, 2004.
10.350	Contribution Agreement (Re: Reisterstown Road Plaza) dated July 2004.
10.351	Lertter Agreement (Re: Village Shops at Simonton) dated September 27, 2004.
10.352	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.
10.353	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.
10.354	Deed to Secure Debt and Security Agreement (Re: Village Shops at Simonton) dated September 27, 2004.
10.355	Amendment Agreement (Re: Governor's Marketplace) dated August 12, 2004.
10.356	Master Lease Escrow Agreement (Re: Governor's Marketplace) dated August 17, 2004.
10.357	Secured Promissory Note Loan No. 754065 (Re: Mitchell Ranch Plaza) dated September 2, 2004.
10.358	Mortgage and Security Agreement (Re: Mitchell Ranch Plaza) dated September 2, 2004.
10.359	Guaranty (Re: Mitchell Ranch Plaza) dated September 2, 2004.
10.360	Assignment (Re: The Columns) dated August 24, 2004.
10.361	Amendment Agreement (Re: The Columns) dated August 2, 2004.
10.362	Lertter Agreement (Re: The Columns) dated October 1, 2004.
10.363	Mortgage Note A Loan No. 122534 (Re: The Columns) dated September 27, 2004.
10.364	Mortgage Note B Loan No. 122534 (Re: The Columns) dated September 27, 2004.
10.365	Installment Note (Re: Quakertown) dated August 25, 2004.
10.366	Loan Guaranty Agreement (Re: Quakertown) dated August 25, 2004.
10.367	Amended Agreement (Re: Saucon Valley Square) dated September 7, 2004.
10.368	Assignment and Assumption of Purchase and Sale Agreement (Re: Lincoln Park) dated September 1, 2004.
10.369	Amended and Restated Purchase and Sale Agreement (Re: Lincoln Park) dated August 6, 2004.
10.370	Promissory Note (Re: Lincoln Park) dated October 8, 2004.
10.371	Loan Agreement (Re: Lincoln Park) dated October 8, 2004.
10.372	Assignment and Assumption of Purchase and Sale Agreement (Re: Harvest Towne Center) dated September 2004.
10.373	Amended Purchase Agreement (Re: Harvest Towne Center) dated August 2004.
10.374	Easement Idemnity Escrow Agreement (Re: Harvest Towne Center) dated September 8, 2004.
10.375	Master Lease Agreement (Re: Harvest Towne Center) dated September 8, 2004.
10.376	Amended and Restated Promissory Note (Re: Boulevard at the Capital Centre) dated September 8, 2004.
10.377	Loan Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.
10.378	Amended and Restated Limited Guaranty Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.379	Post Closing Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.
10.380	Agreement of Sale (Re: GMAC Insurance Building) dated August 2004.
10.381	Escrow Agreement (Re: GMAC Insurance Building) dated September 2004.
10.382	Guaranty (Re: GMAC Insurance Building) dated September 2004.
10.383	Promissory Note (Re: GMAC Insurance Building) dated September 29, 2004.
10.384	Loan Agreement (Re: GMAC Insurance Building) dated September 29, 2004.
10.385	Promissory Note (Re: Saucon Valley Square) dated September 7, 2004.
10.386	Loan Agreement (Re: Saucon Valley Square) dated September 7, 2004.
23.2*	Consent of Duane Morris LLP (included in Exhibit 5).
23.3*	Consent of Duane Morris LLP (included in Exhibit 8).
24*	Power of Attorney (included on signature page to the Registration Statement).
31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.
31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.
31.3	Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.
32.1	Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

*
Previously filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
By:	/s/ ROBERT D. PARKS Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director
Date:	November 12, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ ROBERT D. PARKS Robert D. Parks Chairman and Chief Executive Officer and Affiliated Director	By:	/s/ KENNETH H. BEARD Kenneth H. Beard Independent Director
Date:	November 12, 2004	Date:	November 12, 2004
By:	/s/ STEVEN P. GRIMES Steven P. Grimes Principal Financial Officer	By:	/s/ PAUL R. GAUVREAU Paul R. Gauvreau Independent Director
Date:	November 12, 2004	Date:	November 12, 2004
By:	/s/ LORI J. FOUST Lori J. Foust Principal Accounting Officer	By:	/s/ GERALD M. GORSKI Gerald M. Gorski Independent Director
Date:	November 12, 2004	Date:	November 12, 2004
By:	/s/ BRENDA G. GUJRAL Brenda G. Gujral Affiliated Director	By:	/s/ BARBARA A. MURPHY Barbara A. Murphy Independent Director
Date:	November 12, 2004	Date:	November 12, 2004
By:	/s/ FRANK A. CATALANO, JR. Frank A. Catalano, Jr. Independent Director
Date:	November 12, 2004

QuickLinks

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Consolidated Financial Statements
Consolidated Balance Sheets
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statement of Stockholders' Equity For the nine month period ended September 30, 2004 (Dollars in thousands, except per share amounts) (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statements of Cash Flows For the nine months ended September 30, 2004 and the period from March 5, 2003 (inception) through September 30, 2003. (Dollars in thousands, except per share amounts) (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Consolidated Statements of Cash Flows For the nine months ended September 30, 2004 and the period from March 5, 2003 (inception) through September 30, 2003. (Dollars in thousands, except per share amounts) (unaudited)
INLAND WESTERN RETAIL REAL ESTATE TRUST, INC. (A Maryland Corporation) Notes to Consolidated Financial Statements September 30, 2004
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 2. Changes in Securities and Use of Proceeds
SIGNATURES