Form 10-K
period 2004-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2005-03-07
CIK 1222840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Year ended December 31, 2004

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 333-103799

Inland Western Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2901 Butterfield Road,	Oak Brook, Illinois 60523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:  630-218-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was $848,794,990. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2)           ☒   Yes          ☐  No

As of February 28, 2005, there were 260,058,421 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the Registrant’s proxy statement for the annual shareholders meeting to be held in 2005 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

PART I

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in March of 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of December 31, 2004, we owned a portfolio of 111 properties located in 28 states.  At December 31, 2004, the portfolio consisted of 87 multi-tenant shopping centers and 24 free-standing single-user net lease properties containing an aggregate of approximately 20,231,000 square feet of gross leasable area or GLA, of which approximately 97% of GLA was leased.  Our anchor tenants include nationally and regionally recognized financial companies, grocers, and tenants who provide basic household goods and services.  Of our total annualized portfolio revenue, approximately 48% is generated by anchor or credit tenants, including American Express, Zurich American Insurance Company, Best Buy, Ross Dress for Less, Bed Bath and Beyond, GMAC, Wal-Mart, Publix Supermarkets, and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

During 2004, we invested approximately $3.2 billion for the acquisition of 82 multi-tenant shopping centers and 21 single-user net lease properties containing a total gross leasable area of approximately 19,434,000 square feet. See Item 2 for a more detailed description of these properties.  We also raised $2 billion in investor proceeds and obtained $1.7 billion in financing proceeds.

Inland Western Retail Real Estate Advisory Services, Inc., or the business manager/advisor, an affiliate of ours, serves as our business manager/advisor.  On September 15, 2003, we commenced an initial public offering or initial offering of up to 250,000,000 shares of common stock or shares at $10 each and the issuance of 20,000,000 shares at $9.50 each, which may be distributed pursuant to our distribution reinvestment program or DRP.

As of December 31, 2004, subscriptions for a total of 214,388,875 shares had been received from the public, which includes 20,000 shares issued to our business manager/advisor.  In addition, we sold 3,079,003 shares pursuant to the DRP and repurchased 10,350 shares pursuant to the share repurchase program or SRP as of December 31, 2004.  As a result of all sales, we received a total of $2,171,854,780 of gross offering proceeds, net of shares repurchased as of December 31, 2004. As of December 31, 2004, we have incurred organizational and offering costs totaling $234,014,231 for the sales of these shares.

On December 28, 2004, our second offering or second offering was declared effective by the Securities and Exchange Commission for the sale of up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our DRP.  We began sales of the second offering in January 2005.

Acquisition Strategies

We intend to continue to acquire and manage a diversified (by geographical location and by type and size of shopping centers) portfolio of real estate primarily improved for use as retail establishments, principally multi-tenant shopping centers and single-user net lease properties.  The retail centers we have acquired are located in states both east and west of the Mississippi River in the United States.  Our portfolio will continue to consist of predominantly grocery and discount anchored shopping centers and single-user net lease properties.  We will continue to acquire real estate improved with other commercial facilities which provide goods and services as well as double or triple net leased properties, which are either commercial or retail, including properties acquired in sale and leaseback transactions. A triple-net leased property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance.

Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis taking into consideration investment objectives and available funds. During 2004, we purchased 103 properties, of which 48 were located west of the Mississippi River and 55 were located east of the Mississippi River.  Our strategy in purchasing the properties east of the Mississippi River was to deploy stockholders’ funds promptly and generate income as early as possible. We are unable to determine the ultimate geographic location of our portfolio of properties at this stage of our capital raise and acquisition of properties.

When acquiring a property, to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions.  The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of the aforementioned factors are taken as a whole in determining the valuation.

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

•                  Diversifying geographically within the principal geographical area of interest by acquiring properties primarily located in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Business and Operating Strategies

Because we continue to raise capital through public offerings, management continues to focus on acquiring properties that meet our investment objectives. However, because we have purchased 111 properties as of December 31, 2004, we are also focusing towards enhancing the value of our properties.  We are now in the process of identifying those properties which will benefit from redevelopment, including additions to existing space through planning techniques, working with tenants to extend leases while they improve their stores and developing available land which we own.

We seek to provide an attractive return to our stockholders by taking advantage of our strong presence in many markets. We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations. Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates. Working with our property management companies, we focus on the needs and problems facing our tenants, so we can provide solutions whenever possible. Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency. The result of these activities, we believe, will lead to profitability and growth as we go forward.

Because we own over 20 million square feet of real estate property and continue to grow, day-to-day property management is a key element of our operating strategy. Our asset management philosophy includes working closely with our property managers to achieve the following goals:

•                  Employ experienced, well trained property managers, leasing agents and collection personnel;

•                  Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•                  Improve rental income and cash flow by aggressively marketing rentable space;

•                  Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•                  Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants providing basic consumer goods and services; and

•                  Identify properties that will benefit from asset enhancement including renovation and development of land that we own.

Financing Strategy

Generally, we have and will continue to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash. However, if it is determined to be in our best interest, we will, in most instances, incur indebtedness to acquire properties. With respect to properties purchased on an all-cash basis, we have and will continue to incur mortgage indebtedness by obtaining loans secured by selected properties if favorable financing terms are available.  The proceeds from such loans would be used to acquire additional properties.  We may also incur indebtedness to finance improvements to our properties. We anticipate that, in general, aggregate financings secured by all of our properties will not exceed 55% of their combined fair market value.  Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets. We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is to use variable rate financing with the option to fix the rate at a later date. Our intention is to use variable rate financing on a small portion of our portfolio, resulting in a ratio of less than 20% of total debt.

During 2004, we worked with three financial institutions to obtain a $100 million unsecured line of credit. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements, should the need arise.

Tax Status

We qualified and have elected to be taxed as a real estate investment trust or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2004.  Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to shareholders.   If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on our undistributed income.

Competition

We continue to see intense competition for the types of properties in which we invest. In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, some of which have greater financial resources than we do.  With respect to properties presently owned or to be owned by us, we compete with other owners of like properties for tenants.  There can be no assurance that we will be able to successfully compete with such entities in developing, acquiring, and leasing activities in the future.

Our business is inherently competitive. Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales.  We may, at times, compete with newer properties or those in more desirable locations. To remain competitive, we evaluate all of the factors affecting our centers and position them accordingly. For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic. We believe we have achieved relatively high occupancy levels at our properties through our knowledge of the competitive factors in the markets where we operate.

Business Risks

The retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite the national economic position, potential terrorist threats and the Iraqi war.  A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales has also contributed to the stability.

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

Revenue from the properties depends on the amount of the tenants’ retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  As of December 31, 2004, 19 tenant leases paid percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases.

We continually monitor the financial condition of our tenants both at the corporate and property levels.  We currently own properties which have Toys R Us, Pier 1 Imports and Bally Total Fitness as tenants. These tenants have experienced recent financial losses.  Our rental revenue from these tenants’ stores represented approximately 2.2% of the portfolio’s rental revenue in 2004 and 1.8% of the portfolio’s annualized base rental income as of February 28, 2005.

In some cases, if one of these tenants vacates their space due to the inability to meet its financial obligations, the opportunity exists for us to re-let the space at a significantly higher rent.

All real property investments are subject to some degree of risk.  We are subject to risks existing due to a concentration of any single tenant within the portfolio.  Currently, the largest tenant is American Express, which has seven leases which represent approximately 2,201,000 square feet, or approximately 9.8% of the total gross leasable area owned by us as of February 28, 2005.  The annualized base rental income of this lease is approximately $22,203,000, or approximately 8.1% of the total annualized base rental income, based on our Company’s portfolio of properties as of February 28, 2005.

The loss of an anchor tenant or a major tenant or their inability to pay rent could have an adverse effect on the performance of a property and our business.

Employees

As of December 31, 2004, we did not have any direct employees.

Access to Company Information

We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington,

DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inlandgroup.com. The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate with the Board or any Committee can do so by writing to the attention of the Board or Committee in care of our Company at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 2. Properties

As of December 31, 2004, we, through separate limited partnerships, limited liability companies, or joint venture agreements have acquired fee ownership of 87 multi-tenant shopping centers and 24 single-user buildings containing an aggregate of approximately 20,231,000 gross leasable square feet located in 28 states as follows:

Multi-Tenant	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*
23rd Street Plaza	53,376	12/04	2003	$—	2	Bed, Bath & Beyond
Panama City, FL						Ross Dress for Less

Alison’s Corner	55,066	04/04	2003	3,850,000	4	Ross Dress for Less
San Antonio, TX.						Shoe Carnival
						Mattress Firm

Arvada Connection	61,079	04/04	1987-1990	28,510,000	12	Old Country Buffet
and						Pier 1 Imports
Arvada Marketplace	313,559				26	Sam’s Club
Arvada, CO						Gart Sports

Azalea Square	190,142	10/04	2004	16,535,000	21	T.J. Maxx
Summerville, SC						Linens ‘N Things
						Ross Dress for Less
						Cost Plus World Market
						PETsMART

Bed, Bath & Beyond Plaza	97,456	10/04	2004	11,192,500	15	Bed, Bath & Beyond
Miami, FL						Office Depot
						Pier 1 Imports
						Party City

Best on the Boulevard	204,427	04/04	1996-1999	19,525,000	9	Best Buy
Las Vegas, NV						Barnes & Noble Bookstore
						Copeland Enterprises

Bluebonnet Parc	135,289	04/04	2002	12,100,000	7	Best Buy
Baton Rouge, LA						Linens ‘N Things
						Cost Plus World Market

Boulevard at the Capital Centre	474,372	09/04	2004	71,500,000	61	Lowe’s Theaters - Magic Johnson
Largo, MD

The Columns	173,427	08/04	2004	14,865,400	15	Best Buy
Jackson, TN		10/04				Ross Dress for Less
						Marshalls

Coram Plaza	144,191	12/04	2004	20,760,000	20	Stop & Shop
Coram, NY

CorWest Plaza	115,011	01/04	1999 - 2003	18,150,000	10	Super Stop & Shop
New Britain, CT						Liquor Depot
						CVS Pharmacy

Multi-Tenant (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*
Cranberry Square	195,566	07/04	1996-1997	10,900,000	5	Barnes & Noble
Cranberry Township, PA						Dick’s Sporting Goods
						Best Buy
						Office Max
						Toys “R” Us

Darien Towne Center	223,844	12/03	1994	16,500,000	12	Home Depot
Darien, IL						Circuit City
						PETsMART

Davis Towne Crossing	34,091	06/04	2003-2004	5,365,200	12	Lady USA Fitness
North Richland Hills, TX						Cotton Patch Café

Denton Crossing	279,040	10/04	2003-2004	35,200,000	30	Oshman’s Sporting Goods
Denton, TX						Best Buy
						T.J. Maxx

Dorman Center - Phase I & II	388,067	03/04	2003-2004	27,610,000	27	Wal-Mart Supercenter
Spartanburg, SC		07/04

Eastwood Towne Center	332,131	05/04	2002	46,750,000	61	Dick’s Sporting Goods
Lansing, MI

Edgemont Town Center	77,655	11/04	2003	—	14	Publix
Homewood, AL

Evans Towne Centre	75,695	12/04	1995	—	14	Publix
Evans, GA

Five Forks	64,173	12/04	1999	—	8	Bi-Lo
Simpsonville, SC

Forks Town Center	92,660	07/04	2002	10,395,000	16	Giant Food Stores
Easton, PA

Fox Creek Village	114,401	11/04	2003-2004	11,485,000	14	King Soopers
Longmont, CO						King Soopers Fuel Site

Fullerton Metrocenter	253,296	06/04	1988	28,050,000	42	SportMart
Fullerton, CA						Henry’s Marketplace

Gateway Pavilions	301,233	12/04	2003-2004	35,842,000	34	Circuit City
Avondale, AZ						The Sports Authority

Gateway Plaza	358,091	07/04	2000	18,163,000	26	Kohl’s
Southlake, TX

Gateway Station	19,537	12/04	2003-2004	—	6	Kirkland’s
College Station, TX						Talbots
						Joseph A. Banks
						Chico’s

Multi-Tenant (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*
Gateway Village	273,788	07/04	1996	31,458,000	14	Safeway
Annapolis, MD						Burlington Coat Factory
						Best Buy

Governor’s Marketplace	231,915	08/04	2001	20,625,000	20	Bed, Bath & Beyond
Tallahassee, FL						Sports Authority
						Marshalls

Green’s Corner	85,271	12/04	1997	—	12	Kroger
Cumming, GA

Gurnee Town Center	179,602	10/04	2000	24,360,000	26	Linens ‘N Things
Gurnee, IL						Old Navy
						Borders & Music
						Cost Plus World Market

Harvest Towne Center	42,235	09/04	1996-1999	5,005,000	12	CVS Pharmacy
Knoxville, TN						Pet Supplies Plus
						Ruby Tuesday

Henry Town Center	444,296	12/04	2002	35,814,616	44	BJ’s Wholesale Club
McDonough, GA						Belk

Heritage Towne Crossing	73,579	03/04	2002	8,950,000	29	N/A
Euless, TX

Hickory Ridge	380,487	01/04	1999	23,650,000	21	Best Buy
Hickory, NC						Kohl’s
						Linens ‘N Things

Huebner Oaks Center	286,684	06/04	1997-1998	48,000,000	56	Bed, Bath & Beyond
San Antonio, TX

Irmo Station	99,619	12/04	1980 &1985	—	17	Kroger
Irmo, SC

John’s Creek Village	141,802	06/04	2003-2004	23,300,000	17	LA Fitness
Duluth, GA						Ross Dress for Less
						T.J. Maxx

La Plaza Del Norte	320,345	01/04	1996/1999	32,528,000	16	Oshman’s Sporting Goods
San Antonio, TX						Best Buy
						Bealls

Lake Mary Pointe	51,052	10/04	1999	3,657,500	9	Publix
Orlando, FL
Lakewood Towne Center	578,913	06/04	1988/2002- 2003	51,260,000	27	Gottschalk’s
Lakewood, WA						Burlington Coat Factory

Larkspur Landing	173,635	01/04	1978/2001	33,630,000	35	Bed, Bath & Beyond
Larkspur, CA						24 Hour Fitness

Multi-Tenant (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*

Lincoln Park	148,806	09/04	1998	26,153,000	14	Tom Thumb
Dallas, TX						Barnes & Noble
						The Container Store

Low Country Village	76,479	06/04	2004	5,370,000	7	Ross Dress for Less
Bluffton, SC						Michaels
						PETsMART

MacArthur Crossing	109,755	02/04	1995-1996	12,700,000	28	Stein Mart
Los Colinas, TX

Manchester Meadows	454,172	08/04	1994-1995	31,064,550	21	Wal-Mart
Town and Country, MO						Home Depot

Mansfield Towne Crossing	95,277	11/04	2003-2004	10,982,300	18	Ross Dress for Less
Mansfield, TX						Staples

McAllen Shopping Center	17,665	12/04	2004	—	7	Hollywood Video
McAllen, TX

Mesa Fiesta	194,892	12/04	2004	—	8	Best Buy
Mesa, AZ						Marshalls
						Borders Books & Music
						CompUSA
						Oak Showcase

Mitchell Ranch Plaza	200,404	08/04	2003	18,700,000	36	Publix
New Port Richey, FL						Marshalls
						Ross Dress for Less

Newnan Crossing I & II	392,050	12/03	1999-2004	23,766,191	29	BJ’s Wholesale Club
Newnan, GA		02/04

Newton Crossroads	78,896	12/04	1997	—	11	Kroger
Covington, GA

North Ranch Pavilions	62,812	01/04	1992	10,157,400	24	Savvy Salon
Thousand Oaks, CA

North Rivers Town Center	141,204	04/04	2003-2004	11,050,000	16	Ross Dress for Less
Charleston, SC						Bed, Bath & Beyond
						Office Depot

Northgate North	302,095	06/04	1999-2003	26,650,000	8	Target
Seattle, WA						Best Buy

Northpointe Plaza	377,949	05/04	1991-1993	30,850,000	31	Safeway
Spokane, WA						Gart Sports
						Best Buy

Northwoods Center	74,647	12/04	2002-2004	11,192,500	16	Marshalls
Wesley Chapel, FL						PETCO

Multi-Tenant (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*

Oswego Commons	187,651	11/04	2002-2004	19,262,100	23	Dominick’s
Oswego, IL						T.J. Maxx
						OfficeMax

Paradise Valley Marketplace	92,158	04/04	2002	15,680,500	17	Whole Foods
Phoenix, AZ

Pavilion at King’s Grant	79,109	12/03	2002-2003	5,342,000	7	Toys “R” Us
Concord, NC

Peoria Crossings	213,733	03/04	2002-2003	20,497,400	21	Kohl’s
Peoria, AZ						Ross Dress for Less
						Michaels

Phenix Crossing	56,563	12/04	2004	—	9	Publix
Phenix City, AL

Pine Ridge Plaza	230,510	06/04	1998-2004	14,700,000	14	T.J. Maxx
Lawrence, KS						Bed, Bath & Beyond
						Kohl’s

Placentia Town Center	110,962	12/04	1973/2000	13,695,000	20	Ross Dress for Less
Placentia, CA						OfficeMax

Plaza at Marysville	115,656	07/04	1995	11,800,000	26	Safeway
Marysville, WA

Plaza at Riverlakes	102,836	10/04	2001	—	22	Ralph’s Grocery Store
Bakersfield, CA

Plaza Santa Fe II	222,389	06/04	2000-2002	17,393,732	21	Linens ‘N Things
Santa Fe, NM						Best Buy
						T.J. Maxx

Pleasant Run Towne Center	201,587	12/04	2004	22,800,000	21	Oshman’s Sporting Goods
Cedar Hill, TX						Circuit City

Promenade at Red Cliff	94,445	02/04	1997	10,590,000	18	Staples
St. George, UT						Old Navy
						Big 5 Sporting Goods
						Bank of America

Reisterstown Road Plaza	768,659	08/04	1986/2004	49,650,000	83	Home Depot
Baltimore, MD						Public Safety
						National Wholesale Liquidators

Saucon Valley Square	80,695	09/04	1999	8,850,900	14	Super Fresh Food Market
Bethlehem, PA

Shoppes at Lake Andrew	144,772	12/04	2003	15,656,511	18	Ross Dress for Less
Viera, FL						Linens ‘N Things
						Rag Shop

Multi-Tenant (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*
The Shoppes at Park West (Publix Center)	64,832	11/04	2004	6,655,000	11	Publix
Mt. Pleasant, SC

Shoppes at Quarterfield	61,817	01/04	1999	6,067,183	2	Shoppers Food
(Metro Square Center)						Warehouse
Severn, MD

Shoppes of Dallas	70,610	07/04	2004	7,178,700	15	Publix
Dallas, GA

Shoppes of Prominence Point	78,058	06/04	2004	9,954,300	18	Publix
Canton, GA

The Shops at Boardwalk	122,916	07/04	2003-2004	20,150,000	24	Borders Books
Kansas City, MO

Shops at Forest Commons	34,756	12/04	2002	5,229,789	16	Blockbuster Video
Round Rock, TX

Shops at Park Place	116,300	10/03	2001	13,127,000	11	Bed, Bath & Beyond
Plano, TX						Michaels
						OfficeMax

Southlake Town Square	471,324	12/04	1998-2004	—	152
Southlake, TX

Stilesboro Oaks	80,772	12/04	1997	—	13	Kroger
Acworth, GA

Stony Creek Marketplace	153,796	12/03	2003	14,162,000	20	T.J. Maxx
Noblesville, IN						Linens ‘N Things
						Barnes & Noble

Tollgate Marketplace	392,587	07/04	1979/1994	39,765,000	34	Giant Food
Bel Air, MD						JoAnn Fabrics

Towson Circle	116,012	07/04	1998	19,197,500	13	Barnes & Noble
Towson, MD						Trader Joe’s East
						Bally’s Total Fitness

University Town Center	57,250	11/04	2002	—	15	Publix
Tuscaloosa, AL

Village Shoppes at Simonton	66,415	08/04	2004	7,561,700	10	Publix
Lawrenceville, GA

Watauga Pavilion	205,195	05/04	2003-2004	17,100,000	17	Oshman’s Sporting Goods
Watauga, TX						Ross Dress for Less
						Bed, Bath & Beyond

Winchester Commons	93,024	11/04	1999	7,235,000	15	Kroger
Memphis, TN
	15,804,590			$1,423,423,471

Single-User	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*

Academy Sports	60,001	07/04	2004	$2,920,000	1	Academy Sports
Houma, LA

Academy Sports	61,150	10/04	2004	2,337,500	1	Academy Sports
Midland, TX

Academy Sports	61,001	10/04	2004	2,775,000	1	Academy Sports
Port Arthur, TX

American Express	132,336	12/04	2000	11,623,000	1	American Express
De Pere, WI

American Express	376,348	12/04	1975	37,170,000	1	American Express
Ft. Lauderdale, FL

American Express	389,377	12/04	1986	33,040,000	1	American Express
Greensboro, NC

American Express	541,542	12/04	1989	56,050,000	1	American Express
Minneapolis, MN

American Express - 19th Avenue	117,556	12/04	1983	8,260,000	1	American Express
Phoenix, AZ

American Express - 31st Avenue	337,439	12/04	1985	31,860,000	1	American Express
Phoenix, AZ

CVS Pharmacy (Eckerd Drug Store)	13,824	12/03	2003	1,850,000	1	CVS Pharmacy
Edmund, OK

CVS Pharmacy (Eckerd Drug Store)	13,824	12/03	2003	2,900,000	1	CVS Pharmacy
Norman, OK

CVS Pharmacy	10,055	10/04	2004	1,685,000	1	CVS Pharmacy
Sylacauga, AL

Eckerd Drug Store	13,440	06/04	2003-2004	1,750,000	1	Eckerd Drug Store
Columbia, SC

Eckerd Drug Store	13,824	06/04	2003-2004	1,425,000	1	Eckerd Drug Store
Crossville, TN

Eckerd Drug Store	13,824	06/04	2003-2004	1,650,000	1	Eckerd Drug Store
Greer, SC

Eckerd Drug Store	13,824	06/04	2003-2004	1,975,000	1	Eckerd Drug Store
Kill Devil Hills, NC

GMAC	501,064	09/04	1980/1990	33,000,000	1	GMAC Insurance
Winston-Salem, NC

Harris Teeter	57,230	09/04	1977/1995	3,960,000	1	Harris Teeter Store #158
Wilmington, NC

Single-User (continued)	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 12/31/04	No. of Tenants as of 12/31/04	Major Tenants*

Kohl’s/Wilshire Plaza III	88,248	07/04	2004	5,417,500	1	Kohl’s
Kansas City, MO		11/04

Shaw’s Supermarket	65,658	12/03	1995	6,450,000	1	Shaw’s Supermarket
New Britain, CT

Wal-Mart Supercenter	183,047	07/04	1999	7,100,000	1	Wal-Mart Supercenter
Blytheville, AR

Wal-Mart Supercenter	149,704	08/04	1997	6,088,500	1	Wal-Mart Supercenter
Jonesboro, AR

Wrangler	316,800	07/04	1993	11,300,000	1	Wrangler
El Paso, TX

Zurich Towers	895,418	11/04	1988-1990	81,420,000	1	Zurich American Insurance
Schaumburg, IL

	4,426,534			$354,006,500

Total acquisitions	20,231,124			$1,777,429,971

* Major tenants include tenants leasing more than 10% of the gross leasable area of the property.

No one single tenant exceeds 10% of the total gross leasable area.

The total gross leasable area includes 717,123 square feet of space leased to tenants under ground lease agreements.

We have a 95% ownership interest in the LLC’s which own Boulevard at the Capital Centre, Gateway Village, Reisterstown Road Plaza, Tollgate Marketplace and Towson Circle.

In addition to the properties listed above, we consolidate one 124-unit apartment property, Cardiff Hall East, in which we made an investment through a joint venture arrangement on October 15, 2004.  This property, which is located in Towson, MD, had a mortgage payable with a balance of $5,108,656 at December 31, 2004.

The majority of the income from our properties consists of rent received under long-term leases.  Most of the leases provide for the payment of fixed minimum rent paid monthly in advance, and for the payment by tenants of a pro rata share of the real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs of the center.  Certain of the major tenant leases provide that the landlord is obligated to pay certain of these expenses above or below specific levels.  Some of the leases also provide for the payment of percentage rent, calculated as a percentage of a tenant’s gross sales above predetermined thresholds.

The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties as of December 31, 2004 and December 31, 2003.  The weighted average gross leasable area occupied at December 31, 2004 and December 31, 2003 was 96% and 98%, respectively.  N/A indicates the property was not owned by us at the end of the period.

		December 31, 2004		December 31, 2003
Properties:	Location	GLA Occupied	(%)	GLA Occupied	(%)

23rd Street Plaza *	Panama City, FL	50,701	95	N/A	N/A
Academy Sports	Houma, LA	60,001	100	N/A	N/A
Academy Sports	Midland, TX	61,150	100	N/A	N/A
Academy Sports	Port Arthur, TX	61,001	100	N/A	N/A
Alison’s Corner	San Antonio, TX	55,066	100	N/A	N/A
American Express	De Pere, WI	132,336	100	N/A	N/A
American Express	Greensboro, NC	389,377	100	N/A	N/A
American Express	Ft. Lauderdale, FL	376,348	100	N/A	N/A
American Express	Minneapolis, MN	541,542	100	N/A	N/A
American Express - 19th Avenue	Phoenix, AZ	117,556	100	N/A	N/A
American Express - 31st Avenue	Phoenix, AZ	337,439	100	N/A	N/A
Arvada Connection and Arvada Marketplace *	Arvada, CO	336,302	90	N/A	N/A
Azalea Square *	Summerville, SC	185,242	97	N/A	N/A
Bed, Bath & Beyond Plaza	Miami, FL	96,056	99	N/A	N/A
Best on the Boulevard *	Las Vegas, NV	161,809	79	N/A	N/A
Bluebonnet Parc *	Baton Rouge, LA	128,289	95	N/A	N/A
Boulevard at the Capital Centre*	Largo, MD	434,917	92	N/A	N/A
The Columns *	Jackson, TN	166,227	96	N/A	N/A
Coram Plaza	Coram, NY	132,494	92	N/A	N/A
CorWest Plaza *	New Britain, CT	114,023	99	N/A	N/A
Cranberry Square	Cranberry Township, PA	180,585	92	N/A	N/A
CVS Pharmacy (Eckerd Drug Store)	Edmund, OK	13,824	100	13,824	100
CVS Pharmacy (Eckerd Drug Store)	Norman, OK	13,824	100	13,824	100
CVS Pharmacy	Sylacauga, AL	10,055	100	N/A	N/A
Darien Towne Center *	Darien, IL	210,010	94	212,682	95
Davis Towne Crossing	North Richland Hills, TX	31,091	91	N/A	N/A
Denton Crossing *	Denton, TX	266,040	95	N/A	N/A
Dorman Center - Phase I & II *	Spartanburg, SC	381,467	98	N/A	N/A
Eastwood Towne Center *	Lansing, MI	322,722	97	N/A	N/A
Eckerd Drug Store	Columbia, SC	13,440	100	N/A	N/A
Eckerd Drug Store	Crossville, TN	13,824	100	N/A	N/A
Eckerd Drug Store	Greer, SC	13,824	100	N/A	N/A
Eckerd Drug Store	Kill Devil Hills, NC	13,824	100	N/A	N/A
Edgemont Town Center *	Homewood, AL	70,055	90	N/A	N/A
Evans Towne Centre	Evans, GA	73,295	97	N/A	N/A
Five Forks	Simpsonville, SC	60,673	95	N/A	N/A
Forks Town Center	Easton, PA	88,660	96	N/A	N/A
Fox Creek Village *	Longmont, CO	94,833	83	N/A	N/A
Fullerton Metrocenter *	Fullerton, CA	236,356	93	N/A	N/A
Gateway Pavilions *	Avondale, AZ	244,020	81	N/A	N/A
Gateway Plaza	Southlake, TX	334,030	93	N/A	N/A
Gateway Station	College Station, TX	19,537	100	N/A	N/A
Gateway Village	Annapolis, MD	261,807	96	N/A	N/A
GMAC	Winston-Salem, NC	501,064	100	N/A	N/A
Governor’s Marketplace *	Tallahassee, FL	218,437	94	N/A	N/A
Green’s Corner	Cumming, GA	85,271	100	N/A	N/A
Gurnee Town Center *	Gurnee, IL	172,188	96	N/A	N/A
Harris Teeter	Wilmington, NC	57,230	100	N/A	N/A
Harvest Towne Center *	Knoxville, TN	42,235	100	N/A	N/A
Henry Town Center *	McDonough, GA	444,296	100	N/A	N/A
Heritage Towne Crossing	Euless, TX	72,119	98	N/A	N/A
Hickory Ridge	Hickory, NC	380,487	100	N/A	N/A

		December 31, 2004		December 31, 2003
Properties:	Location	GLA Occupied	(%)	GLA Occupied	(%)

Huebner Oaks Center	San Antonio, TX	282,286	98	N/A	N/A
Irmo Station	Irmo, SC	90,960	91	N/A	N/A
John’s Creek Village	Duluth, GA	141,802	100	N/A	N/A
Kohl’s/Wilshire Plaza III	Kansas City, MO	88,248	100	N/A	N/A
La Plaza Del Norte *	San Antonio, TX	303,245	95	N/A	N/A
Lake Mary Pointe	Orlando, FL	48,952	96	N/A	N/A
Lakewood Towne Center *	Lakewood, WA	550,613	95	N/A	N/A
Larkspur Landing	Larkspur, CA	156,313	90	N/A	N/A
Lincoln Park	Dallas, TX	148,806	100	N/A	N/A
Low Country Village *	Bluffton, SC	75,241	98	N/A	N/A
MacArthur Crossing	Los Colinas, TX	107,759	98	N/A	N/A
Manchester Meadows	Town and Country, MO	442,272	97	N/A	N/A
Mansfield Towne Crossing	Mansfield, TX	95,277	100	N/A	N/A
McAllen Shopping Center	McAllen, TX	17,665	100	N/A	N/A
Mesa Fiesta	Mesa, AZ	194,892	100	N/A	N/A
Mitchell Ranch Plaza *	New Port Richey, FL	190,404	95	N/A	N/A
Newnan Crossing I & II	Newnan, GA	392,050	100	127,260	97
Newton Crossroads	Covington, GA	78,896	100	N/A	N/A
North Ranch Pavilions	Thousand Oaks, CA	55,928	89	N/A	N/A
North Rivers Town Center	Charleston, SC	141,204	100	N/A	N/A
Northgate North	Seattle, WA	297,006	98	N/A	N/A
Northpointe Plaza *	Spokane, WA	373,207	99	N/A	N/A
Northwoods Center	Wesley Chapel, FL	74,647	100	N/A	N/A
Oswego Commons	Oswego, IL	186,451	99	N/A	N/A
Paradise Valley Marketplace *	Phoenix, AZ	72,704	79	N/A	N/A
Pavilion at King’s Grant	Concord, NC	79,109	100	79,009	100
Peoria Crossings *	Peoria, AZ	209,211	98	N/A	N/A
Phenix Crossing	Phenix City, AL	53,817	95	N/A	N/A
Pine Ridge Plaza	Lawrence, KS	230,510	100	N/A	N/A
Placentia Town Center	Placentia, CA	107,658	97	N/A	N/A
Plaza at Marysville	Marysville, WA	111,656	97	N/A	N/A
Plaza at Riverlakes *	Bakersfield, CA	102,836	100	N/A	N/A
Plaza Santa Fe II *	Santa Fe, NM	218,589	98	N/A	N/A
Pleasant Run Towne Center	Cedar Hill, TX	201,587	100	N/A	N/A
Promenade at Red Cliff	St. George, UT	89,561	95	N/A	N/A
Reisterstown Road Plaza *	Baltimore, MD	749,370	97	N/A	N/A
Saucon Valley Square	Bethlehem, PA	80,695	100	N/A	N/A
Shaw’s Supermarket	New Britain, CT	65,658	100	65,658	100
Shoppes at Lake Andrew	Viera, FL	144,772	100	N/A	N/A
The Shoppes at Park West (Publix Center) *	Mt. Pleasant, SC	61,426	95	N/A	N/A
Shoppes at Quarterfield (Metro Square Center)	Severn, MD	59,417	96	N/A	N/A
Shoppes of Dallas *	Dallas, GA	64,310	91	N/A	N/A
Shoppes of Prominence Point *	Canton, GA	76,658	98	N/A	N/A
The Shops at Boardwalk *	Kansas City, MO	99,881	81	N/A	N/A
Shops at Forest Commons	Round Rock, TX	34,756	100	N/A	N/A
Shops at Park Place	Plano, TX	115,460	99	116,300	100
Southlake Town Square *	Southlake, TX	450,595	96	N/A	N/A
Stilesboro Oaks	Acworth, GA	80,772	100	N/A	N/A
Stony Creek Marketplace	Noblesville, IN	153,796	100	150,727	98
Tollgate Marketplace	Bel Air, MD	392,587	100	N/A	N/A
Towson Circle *	Towson, MD	108,679	94	N/A	N/A
University Town Center	Tuscaloosa, AL	57,250	100	N/A	N/A
Village Shoppes at Simonton *	Lawrenceville, GA	58,015	87	N/A	N/A

		December 31, 2004		December 31, 2003
Properties:	Location	GLA Occupied	(%)	GLA Occupied	(%)

Wal-Mart Supercenter	Blytheville, AR	183,047	100	N/A	N/A
Wal-Mart Supercenter	Jonesboro, AR	149,704	100	N/A	N/A
Watauga Pavilion *	Watauga, TX	199,767	97	N/A	N/A
Winchester Commons *	Memphis, TN	91,424	98	N/A	N/A
Wrangler	El Paso, TX	316,800	100	N/A	N/A
Zurich Towers	Schaumburg, IL	895,418	100	N/A	N/A

		19,580,618		779,284

*  As part of the purchase of these properties, we are entitled to receive payments in accordance with a master lease agreement for space which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased.  The percentage in this table does not include non-revenue producing space covered by the master lease agreement.  The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 79% and 100% at December 31, 2004.

In addition to the properties listed above, we consolidate one apartment property, Cardiff Hall East, in which we made an investment through a joint venture arrangement on October 15, 2004.  This property, which is located in Towson, MD, has a total of 124 units, of which 122 (98%) were occupied at December 31, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter 2004.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for our shares of common stock. The per share estimated value shall be deemed to be the offering price of the shares, which is currently $10.00 per share.  This valuation is supported because we are currently selling shares to the public at a price of $10.00 per share as of February 28, 2005.

We provide the following programs to facilitate investment in the initial offering and second offering shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who purchase shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share. That price will continue to be used until the offering price per share in the offerings is increased from $10.00 per share (if ever) or until the termination of the offerings, whichever occurs first. Thereafter, participants may acquire shares under the DRP at a price equal to 95% of the  “market price” of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

The SRP, subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

One year from the purchase date, at $9.25 per share;

Two years from the purchase date, at $9.50 per share;

Three years from the purchase date, at $9.75 per share; and

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our “funds available for distribution” per weighted average shares outstanding for the prior calendar year.

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

Stockholders

As of February 28, 2005, we had 71,511 stockholders of record.

Distributions

We have been paying monthly distributions since October 2003. The table below depicts the distribution levels from our inception.  The rate shown is the annual per share amount.

Rate (per share per annum)	Date Effective
$.30	October 1 - October 31, 2003
.50	November 1 - November 30, 2003
.70	December 1, 2003 - February 29, 2004
.67	March 1 - March 31, 2004
.675	April 1 - May 31, 2004
.65	June 1 - December 31, 2004
.63	January 1 - January 31, 2005

We declared distributions to our stockholders per weighted average number of shares outstanding during the year ended December 31, 2004 and the period from October 1, 2003 to December 31, 2003 totaling $.66 per share and $.15 per share, respectively. Of these amounts, $.36 and $0 qualify as distributions taxable as ordinary income and $.30 and $.15 constitute a return of capital for federal income tax purposes for the year ended December 31, 2004 and the period from October 1, 2003 to December 31, 2003, respectively.

Options to purchase an aggregate of 17,500 shares at an exercise price of $8.95 per share have been granted to the independent directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 shares as to each of the independent directors plus options for 500 shares each on the date of the first annual meeting and 500 shares each on the date of each annual meeting thereafter).  Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-103799), the initial offering on a best efforts basis of 250,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 20,000,000 shares at $9.50 per share pursuant to our DRP.

As of December 31, 2004, we have sold the following securities in the initial offering for the following aggregate offering prices:

*	214,368,875	shares on a best efforts basis for $2,142,596,617; and
*	3,079,003	shares pursuant to the DRP for $29,250,830
*	(10,350)	shares repurchased pursuant to the share repurchase program for $192,667

The total of shares and gross offering proceeds, net of shares repurchased, from the initial offering as of December 31, 2004 is 217,437,528 shares for $2,171,654,780. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the business manager/advisor for $200,000 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering, through December 31, 2004, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$225,432,199	A
Finders’ fees	—	A
Expenses paid to or for underwriters	—	A
Other expenses to affiliates	1,273,839	A
Other expenses paid to non-affiliates	7,308,193	A

Total expenses	$234,014,231

The net offering proceeds to us for the initial offering period, after deducting the total expenses paid and accrued described above, are $1,937,640,549.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	—	A
Purchase of real estate	1,763,173,087	A
Acquisition of other businesses	—	A
Repayment of indebtedness	175,296	A
Working capital (currently)	19,376,406	E
Temporary investments (currently)	154,915,760	A
Other uses	—	A
Total uses	1,937,640,549

Of the amount used for purchases of real estate, $24,000,000 was paid to affiliates of the advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

We registered, pursuant to a registration statement under the Securities Act of 1933 (SEC File Number 333-118860), the second offering on a best efforts basis of 250,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 20,000,000 shares at $9.50 per share pursuant to our DRP.  No shares were sold from this offering as of December 31, 2004.

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

For the year ended December 31, 2004 and for the period from March 5, 2003 (inception) through December 31, 2003

(Amounts in thousands, except per share amounts)

(not covered by Report of Independent Registered Public Accounting Firm)

	2004	2003
Total assets	$3,955,816	212,102

Mortgages and notes payable	$1,783,114	29,627

Total income	$134,086	782

Net income (loss)	$11,701	(173)

Net income (loss) per common share, basic and diluted (a)	$.12	(.07)

Distributions declared	$64,992	1,286

Distributions per weighted average common share (a)	$.66	.15

Funds From Operations (a)(b)	$57,709	19

Cash flows provided by operating activities	$63,520	724

Cash flows used in investing activities	$(3,243,055)	(133,425)

Cash flows provided by financing activities	$3,356,378	197,082

Weighted average number of common shares outstanding, basic and diluted	98,563	2,521

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)                             The net income (loss) per share basic and diluted is based upon the weighted average number of common shares outstanding for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the year ended December 31, 2004 and the period from October 2, 2003 (first day shares were sold to the public) to December 31, 2003.  See Footnote (b) below for information regarding our calculation of FFO.  Our distributions of our current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder’s basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital).  These distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholders’ shares.  For the period from March 5, 2003 (inception) to December 31, 2003, $357,790 (or 100% of the distributions paid for 2003) represented a return of capital due to the tax loss in 2003. For the year ended December 31, 2004, approximately $24,544,000 (or approximately 45% of the $54,542,000 distribution paid in 2004) represented a return of capital. The balance of the distribution constitutes ordinary income. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income, or approximately $10,530,660 for

2004. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)                            One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under Generally Accepted Accounting Principles in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO” for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO is not intended to be an alternative to  “Net Income” as an indicator of our performance nor to  “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions. We use FFO to compare our performance to that of other REITs in our peer group.  Additionally, we use FFO in conjunction with our acquisition policy to determine investment capitalization strategy.  FFO is calculated as follows:

	2004	2003
Net income (loss)	$11,700,733	$(173,279)
Add: Depreciation and amortization related to investment properties	46,101,290	192,270
Less: Depreciation related to consolidated joint ventures	(92,725)	—

Funds from operations	$57,709,298	$18,991

FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with the SEC at the SEC’s Public Reference Room at 405 Fifth Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K constitute “forward-looking statements” within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis relates to the year ended December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report.

Overview

We were formed to acquire and manage a diversified portfolio of real estate, principally multi-tenant shopping centers and single-user buildings.  We operate as a real estate investment trust or REIT for Federal and state income tax purposes.  We have initially focused on acquiring properties in the Western states.  We have begun to acquire and plan to continue acquiring properties in the Western states.  We may also acquire retail and single-user net lease properties in locations throughout the United States. We have also begun to acquire properties improved with commercial facilities which provide goods and services as well as double or triple net leased properties, which are either commercial or retail including properties acquired in sale and leaseback transactions.  A triple-net leased property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance. Inland Western Retail Real Estate Advisory Services, Inc. or our business manager/advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds.  As of  February 28, 2005 we have purchased 12 additional properties located in the states of Florida, Iowa, Louisiana, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, Texas, Wisconsin, and Ontario, Canada.

For the year ended December 31, 2004, we purchased 103 properties, of which 55 were not located in our primary geographical area of interest.  We purchased these 55 properties because we had the unique opportunity of taking advantage of our business manager/advisor’s acquisition pipeline of properties located east of the Mississippi River which generally, continue to have rates of return above those located in the Western United States. We expect this trend to continue into the next year. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

During the fourth quarter of 2004, the retail sector has remained relatively stable as a result of sustained consumer spending, which has helped maintain retail sales growth despite potential terrorist threats and the Iraqi war. A modest pace of new retail construction, and the expansion strategy of some retailers, who are renting more space to maintain market share and revenue growth and offset declining same store sales have also contributed to the stability.

Our goal is to maximize the possible return to our stockholders through the acquisition, development, re-development and management of our properties consisting of neighborhood and community shopping centers and single-tenant buildings. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our stockholders, and intend to continue distributions in order to maintain our REIT status.

Overall, the retail segment of the real estate industry has undergone a fundamental shift in consumer spending patterns while the grocery, drug and discount retail sectors have remained relatively stable over the past few years. The majority of consumer purchases for general merchandise occur at discount stores or warehouse club/supercenters following the lead of industry giants Wal-Mart and Home Depot. Strength in this segment has come at a detriment to older, established retailers, whose operating costs are relatively higher, and who do not offer bulk purchasing opportunities to consumers. In addition, relatively low interest rates have resulted in the increased purchasing power of the general public, further accelerating these retail trends.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy. We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services will produce stable earnings and growth opportunities in future years.

We are in the process of completing our initial offering of common stock and have raised $2,172,047,447 as of December 31, 2004.  We raised on average approximately $237 million per month during the fourth quarter of 2004.

On December 28, 2004, our second offering was declared effective for up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our DRP.  We began selling shares of the second offering in January 2005.

As of December 31, 2004, we owned through separate limited partnership, limited liability company, or joint venture agreements, a portfolio of 111 properties located in Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, Minnesota,  Missouri, Nevada, New Mexico, New York, North Carolina, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Washington and Wisconsin containing an aggregate of approximately 20,231,000 square feet of gross leasable area.  As of December 31, 2004, approximately 97% of gross leasable area in the properties was physically leased and 99% was economically leased.

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we believe are most “critical” to the portrayal of our  financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We also allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values.  We consider various factors including geographic location and size of leased space.  We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. However, for below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”   This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards or SFAS No. 144, we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property’s carrying value does not exceed its fair value.  If this were to occur, we are required to record an impairment loss.  The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. No impairment losses have been taken in 2003 or 2004.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5,000 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements.  The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

The application of SFAS No. 141 and SFAS No. 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the year ended December 31, 2004.  The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $3,118,699 was applied as a reduction to rental income for the year ended December 31, 2004 and $5,227 for the period from March 5, 2003 (inception) to December 31, 2003.  Amortization pertaining to the below market lease costs of $4,703,357 was applied as an increase to rental income for the year ended December 31, 2004 and $15,386 for the period from March 5, 2003 (inception) to December 31, 2003.

The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $9,923,630 for the year ended December 31, 2004 and $51,773 for the period from March 5, 2003 (inception) to December 31, 2003.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease.

The table below presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2004:

Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above market lease costs	$(5,576,668)	(5,391,370)	(4,558,366)	(4,275,216)	(3,783,749)	(17,188,977)

Acquired below market lease costs	9,930,801	9,166,611	8,238,008	7,337,557	6,580,442	44,732,278

Net rental income increase	$4,354,133	3,775,241	3,679,642	3,062,341	2,796,693	27,543,301

Acquired in-place lease intangibles	$(25,857,397)	(25,857,397)	(25,857,397)	(25,803,230)	(24,532,397)	(110,207,994)

Customer relationship value	$(200,000)	(200,000)	(200,000)	(200,000)	(200,000)	(1,000,000)

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue Recognition

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

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Interest Rate Futures Contracts

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

For the year ended December 31, 2004, the Company entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.85% for 5 year treasury contracts and 4.00% to 4.63% for 10 year treasury contracts. On December 31, 2004, the treasury contracts had a liquidation value of $46,005 resulting in a loss of $3,666,894 for the year ended December 31, 2004.  As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings.

Liquidity and Capital Resources

General

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

Potential future sources of capital include proceeds from the public or private offering of our equity or debt securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations.  We anticipate that during the current year we will (i) acquire additional existing shopping centers and net leased properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us.

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

Liquidity

Offering.  As of December 31, 2004, subscriptions for the initial public offering for a total of 217,467,878 shares had been received from the public, which include the 20,000 shares issued to the business manager/advisor and 3,079,003 shares sold pursuant to the DRP as of December 31, 2004.  As a result of such sales, we received a total of $2,172,047,447 of gross offering proceeds for the initial public offering as of December 31, 2004.

On December 28, 2004, our second offering was declared effective for up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our DRP.  We began selling shares of the second offering in early January 2005.

Mortgage Debt.  Mortgage loans outstanding as of December 31, 2004 were $1,782,538,627 and had a weighted average interest rate of 4.58%.  Of this amount, $1,635,745,627 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.67% at December 31, 2004. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), a joint venture entity which we consolidate.  Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 6.34%.  The remaining $146,793,000 represented variable rate loans with a weighted average interest rate of 3.55% at December 31, 2004. As of December 31, 2004, scheduled maturities for our outstanding mortgage indebtedness had various due dates through August 2023.

During the period from January 1, 2005 through February 28, 2005 we obtained mortgage financing on properties that we purchased during 2004 and 2005 totaling approximately $276 million that require monthly payments of interest only and bear interest at a range of 4.30% to 5.69% per annum.

Line of Credit.  On December 24, 2003, we entered into a $150,000,000 unsecured line of credit arrangement a bank for a period of one year.  The funds from this line of credit were used to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  We were required to pay interest only on the outstanding balance from time to time under the line at the rate equal to LIBOR plus 175 basis points.  We were also required to pay, on a quarterly basis, an amount ranging from .15% to .30%, per annum, on the average daily undrawn funds remaining under this line.  The line of credit required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2003, we were in compliance with such covenants.  In connection with obtaining this line of credit, we paid fees in an amount totaling approximately $1,044,000 (which included a .65% commitment fee).  The outstanding balance on the line of credit was $5,000,000 as of December 31, 2003 with an effective interest rate of 2.9375% per annum.

On December 16, 2004, we terminated the existing line of credit agreement and executed a new unsecured line of credit facility with a bank for up to $100,000,000 with an optional unsecured borrowing capacity of $150,000,000 for a total unsecured borrowing capacity of $250,000,000.  The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.34% to 2.42% during the quarter ended December 31, 2004.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2004, we were in compliance with such covenants. There was no outstanding balance on the line as of December 31, 2004.

Stockholder Liquidity.  We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.  As of December 31, 2004, we issued 3,079,003 shares pursuant to the DRP for an aggregate amount of $29,250,830.

Subject to certain restrictions, the SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices:

One year from the purchase date, at $9.25 per share;

Two years from the purchase date, at $9.50 per share;

Three years from the purchase date, at $9.75 per share; and

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our “funds available for distribution” per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale.  As of December 31, 2004, 10,350 shares have been repurchased for a total of $192,667.

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

During the year ended December 31, 2004, we closed on mortgage debt with a principal amount of $1,753,086,923. Of this amount, $1,606,293,923 represented fixed rate loans which bear interest rates between 3.96% and 8.02%. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), a joint venture entity which we consolidate.  Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 6.34%.  The remaining $146,793,000 represented variable rate loans with a weighted average interest rate of 3.55% at December 31, 2004.

With the exception of the mortgage loans on Plaza Santa Fe II, Shops at Forest Commons and Henry Town Center, all of the loans that closed during the year ended December 31, 2004 may be prepaid with a penalty after specific lockout periods.  The mortgage loans on Plaza Santa Fe II, Shops at Forest Commons and Henry Town Center, have no prepayment privileges.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or will purchase in the future.  We have outstanding rate lock deposits in the amount of $2,826,055 as of December 31, 2004 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.45% to 5.12% for periods from 60 days to 90 days on approximately $240 million in principal.

During the period from January 1, 2005 to February 28, 2005, we entered into rate lock agreements which lock interest rates from 4.47% to 4.69% for periods from 30 days to 90 days on approximately $300 million in principal.

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

Cash Flows From Operating Activities

Net cash generated from operating activities was approximately $63,520,000 for the year ended December 31, 2004 and $724,000 for, the period from March 5, 2003 (inception) to December 31, 2003.  The increase in net cash provided by operating activities for the year ended December 31, 2004 compared to prior year is due primarily to the additional rental revenues and income generated from the operations of 103 additional properties purchased during the year ended December 31, 2004, compared to eight properties purchased for the period from March 5, 2003 (inception) to December 31, 2003.

Cash Flows From Investing Activities

Cash flows used in investing activities were approximately $3,243,055,000 for the year ended December 31, 2004 and $133,425,000 for the period from March 5, 2003 (inception) to December 31, 2003.  The cash flows used in investing activities were primarily due to the acquisition of 103 and eight properties for approximately $3,201,247,000 and $127,196,000 during the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

As of February 28, 2005, we had approximately $550 million available for investment in additional properties.  As of February 28, 2005, we are considering the acquisition of approximately $226 million in properties.  We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings and based on our current experience in raising funds in our offerings, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

Cash flows provided by financing activities were approximately $3,356,378,000 for the year ended December 31, 2004 and $197,082,000 for the period from March 5, 2003 (inception) to December 31, 2003.  We generated proceeds from the sale of shares, net of offering costs paid and shares repurchased, of approximately $1,774,231,000 and $166,552,000, respectively. We generated approximately $1,653,523,000 and $29,627,000 from the issuance of new mortgages secured by 97 and two of our properties. We generated $165,000,000 and $5,000,000 from funding on the line of credit.  We paid approximately $16,613,000 and $4,023,000 for loan fees and approximately $54,542,000 and $358,000 in distributions to our stockholders. The sponsor has agreed to advance us amounts to pay a portion of these distributions until funds available for distribution are sufficient to cover distributions. In addition, $170,000,000 and $0 was paid off on the line of credit for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

Given the current size of our offerings, as of February 28, 2005, we could raise approximately $2.4 billion of additional capital.  However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of December 31, 2004 and December 31, 2003, we had incurred $234,014,231 and $22,144,814, respectively of offering costs, of which $175,508,624 and $16,854,779, respectively were paid or accrued to affiliates. In accordance with the terms of our offerings, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of December 31, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offerings. Any excess amounts at the completion of the offerings will be reimbursed by our business manager/advisor.

Our business manager/advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offerings.  In addition, an affiliate of our business manager/advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offerings.  Such costs are offset against the stockholders’ equity accounts. Such costs totaled $175,508,624 and $16,859,779, of which $2,879,894 and $1,061,791 were unpaid at December 31, 2004 and December 31, 2003, respectively.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration.  Such costs are included in general and administrative expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions.  During the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, we incurred $1,542,986 and $194,017 of these costs, respectively, of which $957,471 and $40,703 remained unpaid as of December 31, 2004 and December 31, 2003, respectively, and are included in Due to affiliates on the Consolidated Balance Sheets.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses to affiliates.  The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly.  Such fees totaled $140,859 for the year ended December 31, 2004 and $328 for the period from March 5, 2003 (inception) to December 31, 2003.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .02% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the year ended December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003, we paid loan fees totaling $3,475,472 and $59,523, respectively, to this affiliate.

We may pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee would be payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter.  For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders.  For the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, we neither paid nor accrued such fees because our business manager/advisor agreed to forego such fees for those periods.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $5,381,721 and $16,627 for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.  None remained unpaid as of December 31, 2004 or December 31, 2003.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 605,060 and 59,497 shares of common stock to affiliates and recognized an expense related to these discounts of $427,122 and $62,472 for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

As of December 31, 2004 and December 31, 2003, we were due funds from our affiliates in the amount of $654,004 and $918,750, respectively, which is comprised of $654,004 and $845,000, respectively, which is due from our sponsor for reimbursement of a portion of distributions paid. The remaining $73,750 as of December 31, 2003 is due from an affiliate for costs paid on their behalf by us.  Our sponsor has agreed to advance to us amounts to pay a portion of distributions to our stockholders until funds available for distribution are sufficient to cover the distributions.  Our sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due. As of December 31, 2004 and December 31, 2003, we owe funds to our sponsor in the amount of $3,522,670 and $1,202,519, respectively, for repayment of the funds advanced for payment of distributions.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2004.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt:
Fixed rate	$2,065,626,447	77,170,997	210,970,182	1,136,399,595	641,085,673
Variable rate	168,873,039	20,552,746	10,900,759	119,705,631	17,713,903

Ground lease payments	$358,535,876	3,186,464	6,426,415	6,642,246	342,280,751

The table includes interest payments to which we are contractually obligated under long term debt agreements.

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2028 to 2096.  The property attached to the land will revert back to the lessor at the end of the lease.

Contracts and Commitments

We have closed on several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further obligation. Based on pro forma leasing rates, we may pay as much as $189,042,868 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004, we entered into two installment note agreements in which we are obligated to fund up to a total of $33,398,314.  The notes maintain stated interest rates of 6.993% and 7.5572% per annum and mature in July 2005 and August 2005, respectively.  Each note requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2004 was $31,771,731.  Therefore, we may be required to fund up to an additional $1,626,583 on these notes.

We have obtained three irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2004 is $11,573,100.

In connection with the purchase of one of our properties, we received a price adjustment in the amount of $763,072 related to spaces that were vacant at the time of closing. If at any time during the next two years the seller is able to lease that space under conditions satisfactory to us, we are obligated to pay the seller a pro-rata share of the purchase price reduction.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or will purchase in the future.  We have outstanding rate lock deposits in the amount of $2,826,055 as of December 31, 2004 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.45% to 5.12% for periods from 60 days to 90 days on approximately $240 million in principal.

Subsequent to December 31, 2004, we purchased 12 properties for a purchase price of approximately $260 million.  In addition, we are currently considering acquiring nine properties for an estimated purchase price of $226 million.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements as of December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,551	$127,195,000
March 31, 2004	11	2,115,280	$384,053,000
June 30, 2004	23	4,177,286	$713,925,000
September 30, 2004	26	5,705,453	$869,128,000
December 31, 2004	43	7,435,554	$1,241,693,000

Total	111	20,231,124	$3,335,994,000

Rental Income, Tenant Recoveries and Other Property Income.  Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance.  Rental income was $106,424,663 and $606,646 and all additional property income was $23,979,918 and $137,988 for the year ended December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003, respectively.

Other Income. Other income consists of interest income earned primarily on short term investments that are held by us and other non-operating income earned by us.  Other income was $3,681,067 and $37,648, respectively, for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printer costs and fees paid to accountants and lawyers.  These expenses were $4,857,101 for the year ended December 31, 2004 and $459,476 for the period from March 5, 2003 (inception) to December 31, 2003 and resulted from increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

Property Operating Expenses.  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  These expenses were $32,521,195 for the year ended December 31, 2004 and $143,244 for the period from March 5, 2003 (inception) to December 31, 2003.

Depreciation and Amortization.  Depreciation expense was $36,113,611 and $140,497 and is due to depreciation on the properties owned during the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively. Amortization expense was $11,859,597 and $76,608, respectively, and is due to the application of SFAS 141 and SFAS 142 resulting from the amortization of intangible assets of approximately $250 million and loan and leasing fees of $12 million during the year ended December 31, 2004 and intangible assets of approximately $9 million and loan and leasing fees of $1 million during the period from March 5, 2003 (inception) to December 31, 2003.

Interest.  Interest was $33,174,623 for the year ended December 31, 2004 and is due to the financing on 97 properties as of December 31, 2004 and funds drawn during the first quarter of 2004 on the line of credit.  Interest was $135,735 for the period from March 5, 2003 (inception) to December 31, 2003 and is due to the financing on two properties as of December 31, 2003.

Subsequent Events

We issued 42,629,352 shares of common stock and repurchased 28,459 shares of common stock from January 1, 2005 through February 28, 2005, resulting in a total of 260,058,421 shares of common stock outstanding. As of February 28, 2005, subscriptions for a total of 255,692,354 shares were received resulting in total gross offering proceeds of $2,555,826,905. An additional 4,404,876 shares were issued pursuant to the DRP for $41,846,623 of additional gross proceeds and 38,809 were repurchased in connection with the SRP for $455,916.

We paid distributions of $11,377,712 and $12,232,404 to its stockholders in January and February 2005, respectively.

We have acquired the following properties during the period January 1 to February 28, 2005.  The respective acquisitions are detailed in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants

01/05/05	Fairgrounds Plaza Middletown, NY	2002- 2004	21,994,125	59,970	Super Stop N’ Shop

01/06/05	Maytag Distribution Center Iowa City, IA	2004	23,159,499	750,000	Maytag

01/10/05	Midtown Center Milwaukee, WI	1986- 1987	53,000,000	319,108	Wal-Mart Pick ‘N Save

01/10/05	Hobby Lobby Concord, NC	2004	5,500,000	60,000	Hobby Lobby

01/19/05	Stanley Works/Mac Tools Westerville, OH	2004	10,000,000	72,500	Mac Tools

01/25/05	American Express Markham, Ontario, Canada	1983 & 1987	42,000,000	306,710	American Express

01/28/05	Academy Sports San Antonio, TX	2004	7,150,000	70,910	Academy Sports

02/01/05	Magnolia Square Houma, LA	2004	19,113,739	116,079	Ross Dress for Less PETsMART Circuit City

02/02/05	Cottage Plaza Pawtucket, RI	2004-2005	23,439,950	75,543	Stop ‘N Shop

02/09/05	The Village at Quail Springs Oklahoma City, OK	2003-2004	10,428,978	101,128	Gordmans Best Buy

02/11/05	Holliday Towne Center Duncansville, PA	2003	14,827,645	83,122	Martin’s

02/18/05	Trenton Crossing McAllen, TX	2003	29,212,209	221,019	Hobby Lobby Ross Dress for Less Marshalls Bealls

The mortgage debt and financings obtained during the period January 1 to February 28, 2005, are detailed in the table below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)
01/05/05	Fairgrounds Plaza Middletown, NY	5.690%	02/01/33	15,982,376

01/24/05	Hobby Lobby Concord, NC	5.115%	02/01/10	3,025,000

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

01/25/05	American Express Markham, Ontario, Canada	4.2975%	02/01/15	25,380,000

01/28/05	Coram Plaza Coram, NY	4.550%	02/01/10	20,755,300

01/31/05	Low Country Village II Bluffton, SC	5.130%	05/01/09	5,440,000

01/31/05	Irmo Station Irmo, SC	5.1236%	02/01/10	7,085,000

02/01/05	Evans Towne Centre Evans, GA	4.670%	02/01/10	5,005,000

02/03/05	Magnolia Square Houma, LA	5.115%	03/01/10	10,265,000

02/04/05	Green’s Corner Cumming, GA	4.500%	02/11/10	7,022,366

02/04/05	Newton Crossroads Covington, GA	4.500%	02/11/10	5,547,622

02/04/05	Stilesboro Oaks Acworth, GA	4.500%	02/11/10	6,951,971

02/09/05	Five Forks Simpsonville, NC	4.815%	02/11/10	4,482,500

02/14/05	University Town Center Tuscaloosa, AL	4.430%	03/01/10	5,810,000

02/14/05	Edgemont Town Center Homewood, AL	4.430%	03/01/10	8,600,000

02/15/05	Southlake Town Square Southlake, TX	4.550%	03/11/10	70,570,880

02/17/05	Midtown Center Milwaukee, WI	4.460%	03/11/10	28,227,617

02/17/05	McAllen Shopping Center McAllen, TX	5.060%	03/01/10	2,455,000

02/18/05	Southlake Town Square II Southlake, TX	4.550%	03/11/10	10,429,120

02/18/05	Mesa Fiesta Mesa, AZ	5.300%	02/01/10	23,500,000

02/24/05	Academy Sports San Antonio, TX	5.060%	03/01/10	3,933,000

02/25/05	The Village at Quail Springs Oklahoma City, OK	5.060%	03/01/10	5,740,000

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from January 1 to February 28, 2005, we funded earnouts totaling $20,552,372 at seven of our existing properties.

We are currently considering acquiring nine properties for an estimated purchase price of $226 million.  Our decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

During the period from January 1, 2005 to February 28, 2005, we entered into rate lock agreements which lock interest rates from 4.47% to 4.69% for periods from 30 days to 90 days on approximately $300 million in principal.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under the leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As of December 31, 2004, we owned 24 single-user net leased properties.

Item 7 (a). Quantitative and Qualitative Disclosures About Market Risk

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

For the year ended December 31, 2004, we entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.85% for 5 year treasury contracts and 4.00% to 4.63% for 10 year treasury contracts. On December 31, 2004, the treasury contracts had a liquidation value of $46,005 resulting in a loss of $3,666,894 for the year ended December 31, 2004.  As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings. To offset the net loss recognized on the treasury contracts, we took advantage of the lower treasury yields which caused the loss on the treasury contracts and secured permanent financing in the amount of approximately $835,000,000 for pending acquisitions.

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

The fair value of our debt approximates its carrying amount as of December 31, 2004.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	920,574	981,221	57,906,321	47,322,706	960,152,489	568,462,316
Variable rate debt (including note payable)	15,672,533	1,212,575	637,533	637,533	111,635,533	17,572,335

Average interest rate on debt:
Fixed rate debt	5.91%	5.92%	4.50%	4.67%	4.70%	4.63%
Variable rate debt	4.23%	3.56%	4.75%	4.75%	3.25%	4.75%

We have $147,368,042 of debt (including note payable) bearing variable rate interest averaging 3.55% as of December 31, 2004.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2004, interest expense increases by $1,473,680 on an annual basis.

The table incorporates only those exposures that exist as of December 31, 2004.  It does not consider those exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 3, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inland Western Retail Real Estate Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 and the period from March 3, 2003 (inception) to December 31, 2003, and our report dated March 3, 2005 expressed an unqualified opinion on those consolidated financial statements.  In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule III.

KPMG LLP

Chicago, Illinois

March 3, 2005

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
 (Amounts in thousands)

Assets

	December 31, 2004	December 31, 2003
Investment properties:
Land	$575,032	$36,280
Building and other improvements	2,654,585	86,440

	3,229,617	122,720
Less accumulated depreciation	(36,290)	(141)

Net investment properties	3,193,327	122,579

Cash and cash equivalents (including cash held by management company of $8,574 and $239 as of December 31, 2004 and 2003, respectively)	241,224	64,381
Restricted cash (Note 2)	65,923	—
Restricted escrows (Note 2)	17,105	—
Investment in marketable securities and treasury contracts	1,287	—
Investment in unconsolidated joint ventures (Note 9)	75,261	—
Accounts and rents receivable (net of allowance of $346 and $0 as of December 31, 2004 and 2003, respectively)	19,962	1,148
Due from affiliates (Note 3)	654	919
Note receivable (Note 6)	31,772	7,552
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $9,976 and $52 as of December 31, 2004 and 2003, respectively)	240,116	8,754
Acquired above market lease intangibles (net of accumulated amortization of $3,124 and $5 as of December 31, 2004 and 2003, respectively)	40,774	1,590
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $755 and $25 as of December 31, 2004 and 2003, respectively)	19,472	3,998
Other assets	8,939	1,181

Total assets	$3,955,816	$212,102

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(Amounts in thousands)

Liabilities and Stockholder’s Equity

	December 31, 2004	December 31, 2003
Liabilities:
Mortgages and notes payable (Note 7)	$1,783,114	$29,627
Accounts payable	1,692	150
Accrued offering costs due to affiliates	2,880	1,369
Accrued interest payable	4,306	—
Tenants improvements payable	5,096	5
Accrued real estate taxes	4,254	1,392
Distributions payable	11,378	928
Security deposits	3,679	108
Line of credit (Note 8)	—	5,000
Prepaid rental income and other liabilities	7,765	179
Advances from sponsor (Note 3)	3,523	1,203
Acquired below market lease intangibles (net of accumulated amortization of $4,718 and $15 as of December 31, 2004 and 2003, respectively)	85,986	5,910
Restricted cash liability (Note 2)	65,923	—
Due to affiliates	957	2,502

Total liabilities	1,980,553	48,373

Minority interests	89,537	—

Stockholders’ equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	—	—
Common stock, $.001 par value, 250,000 shares authorized, 217,458 and 18,737 shares issued and outstanding as of December 31, 2004 and 2003, respectively	217	19
Additional paid in capital (net of offering costs of $234,014 and $22,145 as of December 31, 2004 and 2003, respectively, of which $175,509 and $16,860 was paid or accrued to affiliates as of December 31, 2004 and 2003, respectively)	1,940,018	165,169
Accumulated distributions in excess of net income (loss)	(54,750)	(1,459)
Accumulated other comprehensive income	241	—

Total stockholders’ equity	1,885,726	163,729

Commitments and contingencies (Note 12)
Total liabilities and stockholders’ equity	$3,955,816	$212,102

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)

	Year Ended December 31, 2004	Period from March 5, 2003 (inception) through December 31, 2003
Income:
Rental income	$106,425	$607
Tenant recovery income	23,155	138
Other property income	825	—

Total income	130,405	745

Expenses:
General and administrative expenses to affiliates	1,852	177
General and administrative expenses to non-affiliates	3,005	283
Property operating expenses to affiliates	5,382	16
Property operating expenses to non-affiliates	14,064	31
Real estate taxes	13,076	96
Depreciation and amortization	47,973	217

Total expenses	85,352	820

Operating income (loss)	$45,053	(75)

Other income	3,681	38
Interest expense	(33,175)	(136)
Realized loss on sale of treasury contracts	(3,667)	—
Minority interests	398	—
Equity in earnings (losses) of unconsolidated entities	(589)	—

Net income (loss)	$11,701	(173)

Other comprehensive income:
Unrealized gain on investment securities	241	—

Comprehensive income (loss)	$11,942	$(173)

Net income(loss) per common share, basic and diluted	$.12	$(.07)

Weighted average number of common shares outstanding, basic and diluted	98,563	2,521

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003

(Amounts in thousands)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income (Loss)	Accumulated Other Comprehensive Income	Total
Balance at March 5, 2003 (inception)	—	$—	$—	$—	$—	$—

Net loss	—	—	—	(173)	—	(173)
Distributions declared (.15 per weighted average number of common shares outstanding)	—	—	—	(1,286)	—	(1,286)
Proceeds from offering	18,718	19	187,066	—	—	187,085
Offering costs	—	—	(22,145)	—	—	(22,145)
Proceeds from dividend reinvestment program	19	—	181	—	—	181
Issuance of stock options and discounts on shares issued to affiliates	—	—	67	—	—	67

Balance at December 31, 2003	18,737	$19	$165,169	$(1,459)	$—	$163,729

Net income	—	—	—	11,701	—	11,701
Unrealized gain on investment securities	—	—	—	—	241	241
Distributions declared (.66 per weighted number of common shares outstanding)	—	—	—	(64,992)	—	(64,992)
Proceeds from offering	195,671	195	1,955,517	—	—	1,955,712
Offering costs	—	—	(211,869)	—	—	(211,869)
Proceeds from dividend reinvestment program	3,060	3	29,067	—	—	29,070
Shares repurchased	(10)	—	(193)	—	—	(193)
Shares obligated to be repurchased as of December 31, 2004	—	—	(472)	—	—	(472)
Contribution from sponsor advances	—	—	2,369	—	—	2,369
Issuance of stock options and discounts on shares issued to affiliates	—	—	430	—	—	430

Balance at December 31, 2004	217,458	$217	$1,940,018	(54,750)	$241	$1,885,726

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31, 2004	Period from March 5, 2003 (inception) through December 31, 2003
Cash flows from operations:
Net income (loss)	$11,701	$(173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	36,149	140
Amortization	11,824	77
Amortization of acquired above market leases	3,119	5
Amortization of acquired below market leases	(4,703)	(15)
Rental income under master leases	3,025	—
Straight line rental income	(3,886)	—
Straight line lease expense	919	—
Minority interests	(398)	—
Loss from investments in unconsolidated entities	589	—
Issuance of stock options and discount on shares issued to affiliates	430	5
Realized loss on sale of treasury contracts	3,667	—
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $346 and $0 for December 31, 2004 and 2003, respectively.	(14,928)	(1,148)
Other assets	(3,276)	—
Accounts payable	1,542	307
Accrued interest payable	4,306	—
Accrued real estate taxes	3,674	1,241
Security deposits	3,571	108
Prepaid rental income and other liabilities	6,195	177
Net cash flows provided by operating activities	63,520	724
Cash flows from investing activities:
Purchase of investment securities and treasury contracts	(4,713)	—
Restricted escrows	(17,105)	—
Purchase of investment properties	(3,002,437)	(122,720)
Acquired in-place lease intangibles and customer relationship value	(241,286)	(8,806)
Acquired above market leases	(42,303)	(1,596)
Acquired below market leases	84,779	5,926
Contributions from minority interests - joint ventures	95,568	—
Distributions to minority interests - joint ventures	(5,251)	—
Purchase of unconsolidated joint ventures	(76,232)	—
Interest capitalized for real estate under development	(85)	—
Payment of leasing fees	(761)	—
Tenant improvements payable	4,570	—
Other assets	(4,482)	(831)
Funding of notes receivable	(31,772)	(7,552)
Due to affiliates	(1,545)	2,154

Net cash flows used in investing activities	(3,243,055)	(133,425)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Amounts in thousands)

	Year Ended December 31, 2004	Period from March 5, 2003 (inception) through December 31, 2003
Cash flows from financing activities:
Proceeds from offering	1,955,712	187,146
Proceeds from the dividend reinvestment program	29,070	181
Shares repurchased	(193)	—
Payment of offering costs	(210,358)	(20,775)
Proceeds from mortgage debt and notes payable	1,653,523	29,627
Principal payments on mortgage debt	(175)	—
Proceeds from unsecured line of credit	165,000	5,000
Payoff of unsecured line of credit	(170,000)	—
Payment of loan fees and deposits	(16,613)	(4,023)
Distributions paid	(54,542)	(358)
Due from affiliates	2,585	(919)
Advances from advisor	—	1,203
Contribution from sponsor advances	2,369	—

Net cash flows provided by financing activities	3,356,378	197,082

Net increase in cash and cash equivalents	176,843	64,381
Cash and cash equivalents, at beginning of period	64,381	—

Cash and cash equivalents, at end of period	$241,224	$64,381

Cash paid for interest, net of interest capitalized of $85	$28,869	136

Restricted cash	$(65,923)	—
Restricted cash liability	65,923	—

Due from sponsor	$(654)
Due to sponsor	654

Share repurchase program	$(472)
Share repurchase program liability	472

Supplement schedule of non-cash investing and financing activities:
Purchase of investment properties	$(3,113,038)	(121,868)
Assumption of mortgage debt	100,139	—
Write-off of acquisition reserve	521	—
Purchase price adjustments	2,389	(852)
Conversion of mortgage receivable to investment property	7,552	—

	$(3,002,437)	(122,720)

Distributions payable	$11,378	928

Accrued offering costs payable	$2,880	1,369

Write-off of fully amortized loan fees	$1,170	—

See accompanying notes to financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(1)  Organization and Basis of Accounting

Inland Western Retail Real Estate Trust, Inc. (the “Company”) was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the “Business Manager” or “Advisor”), an Affiliate of the Company, to be the Business Manager or Advisor to the Company.  On September 15, 2003, the Company commenced an initial public offering (the initial public offering) of up to 250,000,000 shares of common stock at $10 each and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company’s distribution reinvestment program. The Company registered a second offering (the second offering) that became effective on December 28, 2004 with the Securities and Exchange Commission for up to 250,000,000 shares of common stock at $10 each and up to 20,000,000 shares at $9.50 each pursuant to the distribution reinvestment program. Sales of shares in the second offering began in early January 2005.

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for federal income tax purposes commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

The Company provides the following programs to facilitate investment in the Company’s shares and to provide limited liquidity for stockholders.

The Company allows stockholders who purchase shares in the initial public offering and second offering to purchase additional shares from the Company by automatically reinvesting distributions through the distribution reinvestment program (“DRP”), subject to certain share ownership restrictions. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

The Company will repurchase shares under the share repurchase program (“SRP”), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company’s board of directors, at its sole discretion, may reserve for this purpose.  The board, at its sole discretion, may choose to terminate the share repurchase program after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.  A determination by the board to eliminate or reduce the share repurchase program will require the unanimous affirmative vote of the independent directors.  As of December 31, 2004, the Company had repurchased 10,350 shares for $192,667.

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly owned subsidiaries and consolidated joint venture investments.  Wholly owned subsidiaries generally consist of limited liability companies (LLC’s) and limited partnerships (LP’s).  The effects of all significant intercompany transactions have been eliminated.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

The Company would consolidate certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity (“VIE”) and it is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised (“FIN 46(R)”)). For joint ventures that are not VIE’s of which the Company owns less than 100% of the equity interest, the Company consolidates the property if it receives substantially all of the economics or has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

The Company has a 95% ownership interest in the LLC’s which own Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza and Tollgate Marketplace, however, the Company shares equally in major decisions. These entities are considered VIE’s as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore these entities are consolidated by the Company and the 5% outside ownership interest is reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has a 60.9% ownership interest in, and is the controlling member of the LLC which owns Cardiff Hall East Apartments.  The other members’ interests in the property are reflected as minority interest in the accompanying Consolidated Financial Statements.

(2)  Summary of Significant Accounting Policies

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.

Staff Accounting Bulletin (“SAB”) 101, Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with the SAB 101.

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (“FDIC”) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity.  All securities not included in trading or held-to-maturity are classified as available-for-sale. Investment in securities at December 31, 2004 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on December 31, 2004, the Company has accumulated other comprehensive income of $241,015.

Costs associated with the offerings are deferred and charged against the gross proceeds of the offerings upon closing.  Formation and organizational costs are expensed as incurred. For the period from March 5, 2003 (inception) through December 31, 2003, $7,500 of organizational costs was expensed. No organizational costs were expensed in the year ended December 31, 2004.

The Company applies the fair value method of accounting as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation for its stock options granted.  Under this method, the Company will report the value of granted options as a charge against earnings ratably over the vesting period.

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

For the year ended December 31, 2004, the Company entered into treasury contracts with a futures commission merchant with yields ranging from 3.27% to 3.85% for 5 year treasury contracts and 4.00% to 4.63% for 10 year treasury contracts. On December 31, 2004, the treasury contracts had a liquidation value of $46,005 resulting in a loss of $3,666,894 for the year ended December 31, 2004.  As these treasury contracts are not offsetting future commitments and therefore do not qualify as hedges, the net loss is recognized currently in earnings.

Differences between the carrying amount of the investment in unconsolidated joint ventures and the Company’s equity in the underlying assets are depreciated over 30 years.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003
 (continued)

In accordance with SFAS No. 144, the Company performs an analysis to identify impairment indicators to ensure that the investment property’s carrying value does not exceed its fair value.  The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company’s judgment, no impairment was warranted as of December 31, 2004 or December 31, 2003.

Tenant improvements are amortized on a straight line basis over the life of the related lease as a component of amortization expense.

Leasing fees are amortized on a straight-line basis over the life of the related lease.

Loan fees are amortized on a straight-line basis over the life of the related loans.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company also allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market lease costs, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. However, for below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the “risk free rate.” This discount rate is a significant factor in determining the market valuation which requires the Company’s judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The application of the SFAS Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the years ended December 31, 2004 and December 31, 2003. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $3,118,699 was applied as a reduction to rental income for the year ended December 31, 2004 and $5,227 for the period from March 5, 2003 (inception) through December 31, 2003.  Amortization pertaining to the below market lease costs of $4,703,357 was applied as an increase to rental income for the year ended December 31, 2004 and $15,386 for the period from March 5, 2003 (inception) through December 31, 2003.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003
 (continued)

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $9,923,630 for the year ended December 31, 2004 and $51,773 for the period from March 5, 2003 (inception) through December 31, 2003.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2004.

Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above market lease costs	$(5,576,668)	(5,391,370)	(4,558,366)	(4,275,216)	(3,783,749)	(17,188,977)

Acquired below market lease costs	9,930,801	9,166,611	8,238,008	7,337,557	6,580,442	44,732,278

Net rental income increase	$4,354,133	3,775,241	3,679,642	3,062,341	2,796,693	27,543,301

Acquired in-place lease intangibles	$(25,857,397)	(25,857,397)	(25,857,397)	(25,803,230)	(24,532,397)	(110,207,994)

Customer relationship value	$(200,000)	(200,000)	(200,000)	(200,000)	(200,000)	(1,000,000)

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain, non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company’s properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.

Restricted escrows primarily consist of lenders’ restricted escrows and earnout escrows.  Earnout escrows are established upon the acquisition of certain investment properties for which the funds may be released to the seller when certain leasing conditions have been met.

Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower’s credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

 (continued)

A note is considered impaired pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on impaired notes are applied to reduce the principal amount of such notes until the principal has been recovered and are recognized as interest income, thereafter.

The carrying amount of the Company’s debt approximates fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The carrying amount of the Company’s other financial instruments approximate fair value because of the relatively short maturity of these instruments.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its Consolidated Financial Statements.

(3)  Transactions with Affiliates

The Business Manager or Advisor contributed $200,000 to the capital of the Company for which it received 20,000 shares of common stock.

Certain compensation and fees payable to the Business Manager or Advisor for services to be provided to the Company are limited to maximum amounts.

Nonsubordinated payments:

Offering stage:

Selling commissions	7.5% of the sale price for each share

Marketing contribution and due diligence allowance	3.0% of the gross offering proceeds

Reimbursable expenses and other expenses of issuance	We will reimburse our sponsor for actual costs incurred, on our behalf, in connection with the offerings

Acquisition stage:

Acquisition expenses	We will reimburse an affiliate of our business manager or advisor for costs incurred, on our behalf, in connection with the acquisition of properties

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

Operational stage:

Property management fee This fee terminates upon a business combination with the property management company.	4.5% of the gross income from the properties. (cannot exceed 90% of the fee which would be payable to an unrelated third party)

Loan servicing fee	.03% per year on the first billion dollars of mortgages serviced and .01% thereafter

Other property level services	Compensation for these services will not exceed 90% of that which would be paid to any third party for such services

Reimbursable expenses relating to administrative services	The compensation and reimbursements to our business manager or advisor and its affiliates will be approved by a majority of our directors

Liquidation stage:

Property disposition fee This fee terminates upon a business combination with the Advisor	Lesser of 3% of sales price or 50% of the customary commission which would be paid to a third party

Subordinated payments:

Operational stage:

Advisor asset management fee This fee terminates upon a business combination with the Advisor	Not more than 1% per annum of our average assets; Subordinated to a non-cumulative, non-compounded return, equal to 6% per annum

Liquidation stage:

Incentive advisory fee This fee terminates upon a business combination with the Advisor

After the stockholders have first received a 10% cumulative, non-compounded return per year and a return of their net investment, an incentive advisory fee equal to 15% on net proceeds from the sale of a property will be paid to the business manager or advisor

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

On October 31, 2003, the Company acquired an existing shopping center known as The Shops at Park Place through the purchase of all of the membership interests of the general partner and the membership interests of the limited partner of the limited partnership holding title to this property.  The center contains approximately 116,300 gross leasable square feet and is located in Plano, Texas. An affiliate of our Advisor, Inland Park Place Limited Partnership, acquired this property on September 30, 2003 from CDG Park Place LLC, an unaffiliated third party for $23,868,000.  Inland Park Place Limited Partnership agreed to sell this property to the Company when sufficient funds from the sale of shares to acquire this property were raised. Inland Park Place Limited Partnership agreed to sell this property to the Company for the price the affiliate paid to the unaffiliated third party, plus any actual costs incurred. The Company’s board of directors unanimously approved acquiring this property, including a unanimous vote of the independent directors. The total acquisition cost to the Company was $24,000,000, which included $132,000 of costs incurred by the affiliate.

As of December 31, 2004 and December 31, 2003, the Company had incurred $234,014,231 and $22,144,814 of offering costs, of which $175,508,624 and $16,859,779, respectively, were paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager or Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offerings or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of December 31, 2004 and December 31, 2003, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings.

The Business Manager or Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Business Manager or Advisor and its affiliates relating to the offerings.  In addition, an affiliate of the Business Manager or Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such costs are offset against the stockholders’ equity accounts. Such costs totaled $175,508,624 and $16,859,779, of which $2,879,894 and $1,061,791 were unpaid at December 31, 2004 and December 31, 2003, respectively.

The Business Manager or Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company’s administration.  Such costs are included in general and administrative expenses to affiliates, in addition to costs that were capitalized pertaining to property acquisitions.  For the year ended December 31, 2004 and the period from March 5, 2003 (inception) through December 31, 2003, the Company incurred $1,542,986 and $194,017 of these costs, respectively, of which $957,471 and $40,703 remained unpaid as of December 31, 2004 and 2003, respectively, and are included in due to affiliates on the Consolidated Balance Sheets.

An affiliate of the Business Manager or Advisor provides loan servicing to the Company for an annual fee.  The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and ..01% of the remaining mortgage balances, payable monthly.  Such fees totaled $140,859 for the year ended December 31, 2004 and $328 for the period from March 5, 2003 (inception) through December 31, 2003.

The Company used the services of an affiliate of the Business Manager or Advisor to facilitate the mortgage financing that the Company obtained on some of the properties purchased. The Company pays the affiliate .02% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term.  For the year ended December 31, 2004 and for the period from March 5, 2003 (inception) through December 31, 2003, the Company paid loan fees totaling $3,475,472 and $59,523 to this affiliate, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

 (continued)

The Company may pay an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee would be payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter.  For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders.  The Company neither paid nor accrued such fees because the Business Manager or Advisor agreed to forego such fees for the year ended December 31, 2004 and for the period from March 5, 2003 (inception) to December 31, 2003.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager or Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $5,381,721 and $16,627 for the year ended December 31, 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively. None remained unpaid as of December 31, 2004 or December 31, 2003.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager or Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 605,060 and 59,497 shares of common stock to affiliates and recognized an expense related to these discounts of $427,122 and $62,472 for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

As of December 31, 2004 and 2003, the Company was due funds from affiliates in the amount of $654,004 and $918,750, respectively which is comprised of $654,004 and $845,000, respectively, which is due from the sponsor for reimbursement of a portion of distributions paid.  The remaining $73,750 as of December 31, 2003 is due from an affiliate for costs paid on their behalf by the Company.  The sponsor has agreed to advance funds to the Company for a portion of distributions paid to the Company’s shareholders until funds available for distributions are sufficient to cover the distributions.  The sponsor forgave $2,369,139 of these amounts during the second quarter of 2004 and these funds are no longer due and are recorded as a contribution to capital in the accompanying Consolidated Financial Statements. As of December 31, 2004 and December 31, 2003, the Company owed funds to the sponsor in the amount of $3,522,670 and $1,202,519, respectively, for repayment of the funds advanced for payment of distributions.

As of December 31, 2003 the Company owed funds to an affiliate in the amount of $2,154,158 for the reimbursement of costs paid by the affiliate on behalf of the Company.  The amount due at December 31, 2003 was repaid during 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(continued)

(4)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders’ meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders. As of December 31, 2004 and 2003, we have issued 3,500 and 3,000 options, respectively, to acquire shares to each of our independent directors, for a total of 17,500 and 15,000 options, respectively, of which none have been exercised or expired.

The per share weighted average fair value of options granted was $0.60 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of five years and expected volatility rate of 18.0%. The Company had recorded $3,000 as expense for the 5,000 options (1,000 options per director) vesting upon the date of grant as of December 31, 2003 and is recording the remaining $6,000 in expense related to 2003 grants ratably over the remaining two-year vesting period. During the year ended December 31, 2004, the Company issued an additional 2,500 options with a weighted average fair value at the date of grant of $1,500 and recorded $3,375 of expense related to stock options.

(5) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase, for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $3,024,547 as of December 31, 2004. No such payments were received in 2003.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2005	$227,000,049
2006	221,072,711
2007	212,006,042
2008	201,306,939
2009	184,145,285
Thereafter	1,106,350,470

Total	$2,151,881,496

The remaining lease terms range from one year to 55 years.  Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for some or their entire pro rata share of the real estate taxes, operating expenses and management fees of the properties.  Such amounts are included in tenant recovery income.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

 (continued)

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2028 to 2096.  For the year ended December 31, 2004, ground lease rent was $2,187,286. No ground lease payments were made in 2003.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease Payments
2005	$3,186,464
2006	3,187,605
2007	3,238,811
2008	3,240,086
209	3,402,159
Thereafter	342,280,751

Total	$358,535,876

(6) Notes Receivable

The notes receivable balance of $31,771,731 as of December 31, 2004 consisted of two installment notes, one from Newman Development Group of Gilroy, LLC (Gilroy) and one from Newman Development Group of Richland, LLC (Richland) that mature on July 15, 2005 and August 15, 2005, respectively. These notes are secured by first mortgages on Pacheco Pass Shopping Center and Quakertown Shopping Center, respectively and are guaranteed personally by the owners of Gilroy and Richland.  Interest only is due in advance on the first of each month at a rate of 6.993% per annum for Gilroy and 7.5572% per annum for Richland.  Upon closing, an interest reserve escrow totaling three months of interest payments was established for both notes.

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

(7) Mortgages and Note Payable

Mortgage loans outstanding as of December 31, 2004 were $1,782,538,627 and had a weighted average interest rate of 4.58%.  Of this amount, $1,635,745,627 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.67% at December 31, 2004. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), a joint venture entity which the Company consolidates. Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 6.34%.  The remaining $146,793,000 represented variable rate loans with a weighted average interest rate of 3.55% at December 31, 2004. Properties with a net carrying value of $2,906,338,366 at December 31, 2004 and related tenant leases are pledged as collateral. As of December 31, 2004, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through August 2023.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

 (continued)

The following table shows the mortgage debt maturing during the next five years:

	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	920,574	981,221	57,906,321	47,322,706	960,152,489	568,462,316
Variable rate debt	15,672,533	637,533	637,533	637,533	111,635,533	17,572,335

The debt is cross-collateralized among the properties in connection with the financing of Heritage Towne Crossing and Eckerd Drug Stores in Norman and Edmond, OK.

As part of the Plaza Santa Fe II loan assumption, a promissory note approximating $414,000 was executed between the Company and the seller for the total amount that the seller had paid into escrows under the loan agreement as of the acquisition date. The note bears interest at the rate of prime less 3.00%, payable to the seller upon maturity of the note in 2006. The seller also agreed to fund the Company’s monthly required payments into this escrow for a period of two years. Each monthly payment funded by the seller increases the principal balance of the note payable. The outstanding note payable balance at December 31, 2004 is approximately $575,000.

(8)  Line of Credit

On December 24, 2003, the Company entered into a $150,000,000 unsecured line of credit arrangement a bank for a period of one year.  The funds from this line of credit were used to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The Company was required to pay interest only on the outstanding balance from time to time under the line at the rate equal to LIBOR plus 175 basis points.  The Company was also required to pay, on a quarterly basis, an amount ranging from .15% to ..30%, per annum, on the average daily undrawn funds remaining under this line.  The line of credit required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2003, the Company was in compliance with such covenants.  In connection with obtaining this line of credit, the Company paid fees in an amount totaling approximately $1,044,000 (which included a .65% commitment fee).  The outstanding balance on the line of credit was $5,000,000 as of December 31, 2003 with an effective interest rate of 2.9375% per annum.

On December 16, 2004, the Company terminated the existing line of credit agreement and executed a new unsecured line of credit facility with a bank for up to $100,000,000 with an optional unsecured borrowing capacity of $150,000,000 for a total unsecured borrowing capacity of $250,000,000.  The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus 175 basis points which ranged from 2.34% to 2.42% during the quarter ended December 31, 2004.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2004, the Company was in compliance with such covenants. There was no outstanding balance on the line as of December 31, 2004.

(9)  Investments in Unconsolidated Joint Ventures

On August 11, 2004, CR Investors, LLC, an entity wholly owned by Reisterstown Plaza Holdings, LLC (a joint venture entity consolidated by the Company), invested $5,781,600 to purchase a 36.5% tenancy in common interest in an apartment complex known as Courthouse Square located in Towson, MD.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

On November 5, 2004, CRP Power Plant Investors, LLC, an entity wholly owned by Reisterstown Plaza Holdings, LLC (a joint venture entity consolidated by the Company), invested $15,000,000 to purchase a 37.5% interest in a retail/office complex known as The Power Plant located in Baltimore, MD. On the same day, CGW Power Plant Investors, LLC, an entity wholly owned by Gateway Village Holding, LLC (a joint venture entity consolidated by the Company), invested $5,000,000 to purchase a 12.5% interest in The Power Plant.

On November 5, 2004, CTC Pier IV Investors, LLC, an entity wholly owned by Towson Circle Holding, LLC (a joint venture entity consolidated by the Company), invested $5,000,000 to purchase a 16.67% interest in a retail/office complex known as Pier IV located in Baltimore, MD. On the same day, CTOLL Pier IV Investors, LLC, an entity wholly owned by Tollgate Marketplace Holding Company, LLC (a joint venture entity consolidated by the Company), invested $15,000,000 to purchase a 50.0% interest in Pier IV.

On December 23, 2004, NP Acquisitions, LLC, an entity wholly owned by CR Investors, LLC an entity wholly owned by Reisterstown Plaza Holdings, LLC (a joint venture entity consolidated by the Company), invested $2,250,000 to purchase a 25% tenancy in common interest in a retail complex known as North Plaza Shopping Center located in Parkville, MD.

On December 29, 2004, CGW Louisville Investors, LLC, an entity wholly owned by Gateway Village Holding, LLC (a joint venture entity consolidated by the Company), invested $1,900,000 to  purchase a 3.3% interest in a retail/office complex known as Louisville Galleria located in Louisville, KY. On the same day, CTOLL Louisville Investors, LLC, an entity wholly owned by Tollgate Marketplace Holding Company, LLC (a joint venture entity consolidated by the Company), invested $7,200,000 to purchase a 12.0% interest in Louisville Galleria. Also, on the same day, CCC Louisville Investors, LLC an entity wholly owned by Capital Centre Holdings, LLC (a joint venture entity consolidated by the Company), invested $19,100,000 to purchase a 31.8% member interest in Louisville Galleria.

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheets and the Consolidated Statements of Operations includes the Company’s share of net income or loss from the unconsolidated entity. For the year ended December 31, 2004, all equity in earnings of unconsolidated entities was allocated to the Company’s joint venture partners in accordance with the entities’ operating agreements.

(10)  Segment Reporting

The Company owns and seeks to acquire single-user net lease properties and multi-tenant shopping centers principally in the western United States. The Company’s shopping centers are typically anchored by discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results on an individual property basis for each of its properties based on net property operations.  Since all of the Company’s properties exhibit highly similar economic characteristics, cater to the day-to-day living needs of their respective surrounding communities, and offer similar degrees of risk and opportunities for growth, the properties have been aggregated and reported as one operating segment.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

 (continued)

Net property operations are summarized in the following table for the year ended December 31, 2004 and for the period from March 5, 2003 through December 31, 2003, along with a reconciliation to net income.

	2004	2003
Property rental income and additional property income	$130,404,581	$744,633
Total property operating expenses	(32,521,195)	(143,244)
Interest expense	(33,174,623)	(135,735)
Net property operations	64,708,763	465,654
Other income	3,681,067	37,648
Less non-property expenses:
General and administrative expenses	(4,857,101)	(459,476)
Depreciation and amortization	(47,973,208)	(217,105)
Realized loss on sale of treasury contracts	(3,666,894)	—
Minority interests	397,357	—
Equity in earnings (losses) of unconsolidated entities	(589,251)	—

Net income (loss)	$11,700,733	$(173,279)

The following table summarizes property asset information as of December 31, 2004 and December 31, 2003.

	December 31, 2004	December 31, 2003
Total assets:
Rental real estate	$3,601,512,810	$142,804,128
Non-segment assets	354,302,750	69,298,035

	$3,955,815,560	$212,102,163

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company’s consolidated revenues.

(11)  Earnings (loss) per Share

Basic earnings (loss) per share (“EPS”) are computed by dividing income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options or other contracts. As a result of the net loss incurred in 2003, diluted weighted average shares outstanding do not give effect to common stock equivalents as to do so would be anti-dilutive.  As of December 31, 2004, options to purchase 17,500 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 98,562,885 and 2,520,986 for the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Notes to Consolidated Financial Statements

December 31, 2004 and 2003

(continued)

(12)  Commitments and Contingencies

The Company has closed on several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further obligation. Based on pro forma leasing rates, the Company may pay as much as $189,042,868 in the future, as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004, the Company entered into two installment note agreements in which the Company is obligated to fund up to a total of $33,398,314.  The notes maintain stated interest rates of 6.993% and 7.5572% per annum and mature in July 2005 and August 2005.  Each note requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2004 was $31,771,731.  Therefore, the Company may be required to fund up to an additional $1,626,583 on these notes.

The Company has obtained three irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once the Company purchases the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2004 is $11,573,100.

In connection with the purchase of one of our properties, the Company received a price adjustment in the amount of $763,072 related to spaces that were vacant at the time of closing. If at any time during the next two years the seller is able to lease that space under conditions satisfactory to the Company, the Company is obligated to pay the seller a pro-rata share of the purchase price reduction.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or will purchase in the future. The Company has outstanding rate lock deposits in the amount of $2,826,055 as of December 31, 2004 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.45% to 5.12% for periods from 60 days to 90 days on approximately $240 million in principal.

The Company is currently considering acquiring nine properties for an estimated purchase price of $226 million. The Company’s decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company’s receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(13)  Subsequent Events

The Company issued 42,629,352 shares of common stock and repurchased 28,459 shares of common stock from January 1, 2005 through February 28, 2005 in connection with the initial public offering and second offering, resulting in gross proceeds of approximately $425 million.

The Company paid distributions of $11,377,712 and $12,232,404 to its stockholders in January and February 2005, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(continued)

The Company has acquired the following properties or joint venture interests in properties during the period January 1 to February 28, 2005.  The respective acquisitions are detailed in the table below.

Date Acquired	Property	Year Built	Approximate Purchase Price ($)	Gross Leasable Area (Sq. Ft.)	Major Tenants

01/05/05	Fairgrounds Plaza Middletown, NY	2002- 2004	21,994,125	59,970	Super Stop N’ Shop

01/06/05	Maytag Distribution Center Iowa City, IA	2004	23,159,499	750,000	Maytag

01/10/05	Midtown Center Milwaukee, WI	1986- 1987	53,000,000	319,108	Wal-Mart Pick ‘N Save

01/10/05	Hobby Lobby Concord, NC	2004	5,500,000	60,000	Hobby Lobby

01/19/05	Stanley Works/Mac Tools Westerville, OH	2004	10,000,000	72,500	Mac Tools

01/25/05	American Express Markham, Ontario, Canada	1983 & 1987	42,000,000	306,710	American Express

01/28/05	Academy Sports San Antonio, TX	2004	7,150,000	70,910	Academy Sports

02/01/05	Magnolia Square Houma, LA	2004	19,113,739	116,079	Ross Dress for Less PETsMART Circuit City

02/02/05	Cottage Plaza Pawtucket, RI	2004-2005	23,439,950	75,543	Stop ‘N Shop

02/09/05	The Village at Quail Springs Oklahoma City, OK	2003-2004	10,428,978	101,128	Gordmans Best Buy

02/11/05	Holliday Towne Center Duncansville, PA	2003	14,827,645	83,122	Martin’s

02/18/05	Trenton Crossing McAllen, TX	2003	29,212,209	221,019	Hobby Lobby Ross Dress for Less Marshalls Bealls

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(continued)

The mortgage debt and financings obtained during the period January 1 to February 28, 2005, are detailed in the table below.

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

01/05/05	Fairgrounds Plaza Middletown, NY	5.690%	02/01/33	15,982,376

01/24/05	Hobby Lobby Concord, NC	5.115%	02/01/10	3,025,000

01/25/05	American Express Markham, Ontario, Canada	4.2975%	02/01/15	25,380,000

01/28/05	Coram Plaza Coram, NY	4.550%	02/01/10	20,755,300

01/31/05	Low Country Village II Bluffton, SC	5.130%	05/01/09	5,440,000

01/31/05	Irmo Station Irmo, SC	5.1236%	02/01/10	7,085,000

02/01/05	Evans Towne Centre Evans, GA	4.670%	02/01/10	5,005,000

02/03/05	Magnolia Square Houma, LA	5.115%	03/01/10	10,265,000

02/04/05	Green’s Corner Cumming, GA	4.500%	02/11/10	7,022,366

02/04/05	Newton Crossroads Covington, GA	4.500%	02/11/10	5,547,622

02/04/05	Stilesboro Oaks Acworth, GA	4.500%	02/11/10	6,951,971

02/09/05	Five Forks Simpsonville, NC	4.815%	02/11/10	4,482,500

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(continued)

Date Funded	Mortgage Payable	Annual Interest Rate	Maturity Date	Principal Borrowed ($)

02/14/05	University Town Center Tuscaloosa, AL	4.430%	03/01/10	5,810,000

02/14/05	Edgemont Town Center Homewood, AL	4.430%	03/01/10	8,600,000

02/16/05	Southlake Town Square Southlake, TX	4.550%	03/11/10	70,570,880

02/16/05	Midtown Center Milwaukee, WI	4.460%	03/11/10	28,227,617

02/17/05	McAllen Shopping Center McAllen, TX	5.060%	03/01/10	2,455,000

02/18/05	Southlake Town Square II Southlake, TX	4.550%	03/11/10	10,429,120

02/18/05	Mesa Fiesta Mesa, AZ	5.300%	02/01/10	23,500,000

02/24/05	Academy Sports San Antonio, TX	5.060%	03/01/10	3,933,000

02/25/05	The Village at Quail Springs Oklahoma City, OK	5.060%	03/01/10	5,740,000

The Company is obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from January 1 to February 28, 2005, the Company funded earnouts totaling $20,552,372 at 7 of its existing properties.

During the period from January 1, 2005 to February 28, 2005, the Company entered into rate lock agreements which lock interest rates from 4.47% to 4.69% for periods from 30 days to 90 days on approximately $300 million in principal.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2004 and 2003

(continued)

(14) Supplemental Financial Information (unaudited)

The following represents the results of operations, for the each quarterly period, during 2004 and 2003.

	2004
	Dec. 31	Sept. 30	June 30	March 31

Total income	$62,433,343	42,199,376	19,935,978	9,516,950
Net income (loss)	7,286,936	2,266,656	2,111,373	35,768

Net income (loss), per common share, basic and diluted:	.04	.02	.04	—

Weighted average number of common shares outstanding, basic and diluted	182,739,194	112,887,491	59,688,094	32,314,792

	2003
	Dec. 31	Sept. 30	June 30	March 31

Total income	$782,281	—	—	—
Net income (loss)	(132,535)	(32,794)	(450)	(7,500)

Net income (loss), per common share, basic and diluted:	(.02)	(1.64)	(.02)	(.38)

Weighted average number of common shares outstanding, basic and diluted	8,319,975	20,000	20,000	20,000

Inland Western Retail Real Estate Trust, Inc.
(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2004

		Initial Cost (A)			Gross amount carried at end of period
Multi-Tenant	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza Panama City, FL	—	1,300,000	5,318,806		1,300,000	5,318,806	6,618,806	—	2003	12/04
Alison’s Corner San Antonio, TX.	3,850,000	1,045,000	5,700,345		1,045,000	5,700,345	6,745,345	139,668	2003	04/04
Arvada Connection and Arvada Marketplace Arvada, CO	28,510,000	8,125,000	39,383,116	17,682	8,125,000	39,400,798	47,525,798	974,072	1987-1990	04/04
Azalea Square Summerville, SC	16,535,000	6,375,000	21,303,772	(14,793)	6,375,000	21,288,979	27,663,979	130,069	2004	10/04
Bed, Bath & Beyond Plaza Miami, FL	11,192,500	—	18,367,361		—	18,367,361	18,367,361	168,316	2004	10/04
Best on the Boulevard Las Vegas, NV	19,525,000	7,460,000	25,583,195	(84,486)	7,460,000	25,498,709	32,958,709	702,197	1996-1999	04/04
Bluebonnet Parc Baton Rouge, LA	12,100,000	4,450,000	16,407,032	(101,955)	4,450,000	16,305,078	20,755,078	419,934	2002	04/04
Boulevard at the Capital Centre Largo, MD	71,500,000	—	114,702,961	(418,558)	—	114,284,403	114,284,403	1,383,741	2004	09/04
The Columns Jackson, TN	14,865,400	5,830,000	19,438,839	(22,200)	5,830,000	19,416,639	25,246,639	224,291	2004	8/04 & 10/04
Coram Plaza Coram, NY	20,760,000	10,200,000	26,177,515		10,200,000	26,177,515	36,377,515	—	2004	12/04
CorWest Plaza New Britain, CT	18,150,000	6,900,000	23,850,938	(13,950)	6,900,000	23,836,988	30,736,988	875,539	1999 - 2003	01/04
Cranberry Square Cranberry Township, PA	10,900,000	3,000,000	18,736,381		3,000,000	18,736,381	21,736,381	343,369	1996-1997	07/04
Darien Towne Center Darien, IL	16,500,000	7,000,000	22,468,408	213,305	7,000,000	22,681,714	29,681,714	847,581	1994	12/03
Davis Towne Crossing North Richland Hills, TX.	5,365,200	1,850,000	5,681,061		1,850,000	5,681,061	7,531,061	103,773	2003-2004	06/04
Denton Crossing Denton, TX	35,200,000	6,000,000	43,433,763		6,000,000	43,433,763	49,433,763	258,849	2003-2004	10/04
Dorman Center - Phase 1 & II Spartanburg, SC	27,610,000	17,025,000	29,478,484	(103,087)	17,025,000	29,375,397	46,400,397	909,740	2003-2004	3/04 & 7/04
Eastwood Towne Center Lansing, MI	46,750,000	12,000,000	65,066,567		12,000,000	65,066,567	77,066,567	1,590,128	2002	05/04
Edgemont Town Center Homewood, AL	—	3,500,000	10,956,495		3,500,000	10,956,495	14,456,495	33,474	2003	11/04
Evans Towne Centre Evans, GA	—	1,700,000	6,424,805		1,700,000	6,424,805	8,124,805	—	1995	12/04

		Initial Cost (A)			Gross amount carried at end of period
Multi-Tenant	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Five Forks Simpsonville, SC	—	2,100,000	5,374,421		2,100,000	5,374,421	7,474,421	16,400	1999	12/04
Forks Town Center Easton, PA	10,395,000	2,430,000	14,835,863		2,430,000	14,835,863	17,265,863	226,641	2002	07/04
Fox Creek Village Longmont, CO	11,485,000	3,755,000	15,563,434	(33,181)	3,755,000	15,530,253	19,285,253	47,426	2003-2004	11/04
Fullerton Metrocenter Fullerton, CA	28,050,000	—	47,403,451	(199,396)	—	47,204,055	47,204,055	864,861	1998	06/04
Gateway Pavilions Avondale, AZ	35,842,000	9,880,000	55,194,702		9,880,000	55,194,702	65,074,702	168,492	2003-2004	12/04
Gateway Plaza Southlake, TX	18,163,000	—	26,370,511		—	26,370,511	26,370,511	403,357	2000	07/04
Gateway Station College Station, TX	—	1,050,000	3,910,500		1,050,000	3,910,500	4,960,500	11,932	2003-2004	12/04
Gateway Village Annapolis, MD	31,458,000	8,550,000	39,298,239		8,550,000	39,298,239	47,848,239	597,527	1996	07/04
Governor’s Marketplace Tallahassee, FL	20,625,000	—	30,377,452	(56,281)	—	30,321,171	30,321,171	370,888	2001	08/04
Green’s Corner Cumming, GA	—	3,200,000	8,663,397		3,200,000	8,663,397	11,863,397	—	1997	12/04
Gurnee Town Center Gurnee, IL	24,360,000	7,000,000	35,146,950	(22,965)	7,000,000	35,123,985	42,123,985	214,573	2000	10/04
Harvest Towne Center Knoxville, TN	5,005,000	3,155,000	5,085,037		3,155,000	5,085,037	8,240,037	62,188	1996-1999	09/04
Henry Town Center McDonough, GA	35,814,616	10,650,000	46,813,649		10,650,000	46,813,649	57,463,649	—	2002	12/04
Heritage Towne Crossing Euless, TX	8,950,000	3,065,000	10,729,077		3,065,000	10,729,077	13,794,077	327,196	2002	03/04
Hickory Ridge Hickory, NC	23,650,000	6,860,000	30,517,166		6,860,000	30,517,166	37,377,166	1,088,098	1999	01/04
Huebner Oaks Center San Antonio, TX	48,000,000	14,080,000	59,825,626	88,560	14,080,000	59,914,186	73,994,186	1,283,898	1997-1998	06/04
Irmo Station Irmo, SC	—	2,600,000	9,247,308		2,600,000	9,247,308	11,847,308	—	1980 &1985	12/04
John’s Creek Village Duluth, GA	23,300,000	5,750,000	21,269,874		5,750,000	21,269,874	27,019,874	392,876	2003-2004	06/04
La Plaza Del Norte San Antonio, TX	32,528,000	16,005,000	37,744,002	(288,670)	16,005,000	37,455,332	53,460,332	1,276,221	1996/1999	01/04
Lake Mary Pointe Orlando, FL	3,657,500	2,075,000	4,009,147		2,075,000	4,009,147	6,084,147	24,484	1999	10/04
Lakewood Towne Center Lakewood, WA	51,260,000	11,200,000	70,796,423	(360,223)	11,200,000	70,436,200	81,636,200	1,294,701	1988/2002-2003	06/04
Larkspur Landing Larkspur, CA	33,630,000	20,800,000	32,820,864	480,656	20,800,000	33,301,520	54,101,520	1,211,593	1978/2001	01/04
Lincoln Park Dallas, TX	26,153,000	9,360,000	34,717,980		9,360,000	34,717,980	44,077,980	424,282	1998	09/04
Low Country Village Bluffton, SC	5,370,000	1,550,000	8,778,906	(4,871)	1,550,000	8,774,035	10,324,035	160,970	2004	06/04

		Initial Cost (A)			Gross amount carried at end of period
Multi-Tenant	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
MacArthur Crossing Los Colinas, TX	12,700,000	4,710,000	16,264,562		4,710,000	16,264,562	20,974,562	546,335	1995-1996	02/04
Manchester Meadows Town and Country, MO	31,064,550	14,700,000	39,737,846	(84,875)	14,700,000	39,652,971	54,352,971	608,067	1994-1995	08/04
Mansfield Towne Crossing Mansfield, TX	10,982,300	3,300,000	12,194,571		3,300,000	12,194,571	15,494,571	74,502	2003-2004	11/04
McAllen Shopping Center McAllen, TX	—	850,000	2,958,498		850,000	2,958,498	3,808,498	—	2004	12/04
Mesa Fiesta Mesa, AZ	—	7,372,000	26,730,387		7,372,000	26,730,387	34,102,387	—	2004	12/04
Mitchell Ranch Plaza New Port Richey, FL	18,700,000	5,550,000	26,212,826	(65,767)	5,550,000	26,147,060	31,697,060	319,699	2003	08/04
Newnan Crossing I Newnan, GA	21,543,091	4,542,244	12,188,579	(832,534)	4,542,244	11,356,045	15,898,289	414,663	1999	12/03
Newnan Crossing II Newnan, GA	2,223,100	10,557,591	21,798,114		10,557,591	21,798,114	32,355,705	449,285	2004	02/04
Newton Crossroads Covington, GA	—	3,350,000	6,926,760		3,350,000	6,926,760	10,276,760	—	1997	12/04
North Ranch Pavilions Thousand Oaks, CA	10,157,400	9,705,000	8,295,988	43,735	9,705,000	8,339,723	18,044,723	306,554	1992	01/04
North Rivers Town Center Charleston, SC	11,050,000	3,350,000	15,720,415		3,350,000	15,720,415	19,070,415	384,070	2003-2004	04/04
Northgate North Seattle, WA	26,650,000	7,540,000	49,077,929		7,540,000	49,077,929	56,617,929	899,882	1999-2003	06/04
Northpointe Plaza Spokane, WA	30,850,000	13,800,000	37,706,966	(48,029)	13,800,000	37,658,937	51,458,937	807,530	1991-1993	05/04
Northwoods Center Wesley Chapel, FL	11,192,500	3,415,000	9,474,629		3,415,000	9,474,629	12,889,629	28,945	2002-2004	12/04
Oswego Commons Oswego, IL	19,262,100	6,250,000	26,629,204		6,250,000	26,629,204	32,879,204	81,370	2002-2004	11/04
Paradise Valley Marketplace Phoenix, AZ	15,680,500	6,590,000	20,425,319	(147,469)	6,590,000	20,277,850	26,867,850	521,508	2002	04/04
Pavilion at King’s Grant Concord, NC	5,342,000	4,300,000	2,741,212	15,748	4,300,000	2,756,960	7,056,960	107,010	2002-2003	12/03
Peoria Crossings Peoria, AZ	20,497,400	6,240,000	29,190,441	(68,395)	6,240,000	29,122,046	35,362,046	964,437	2002-2003	03/04
Phenix Crossing Phenix City, AL	—	2,600,000	6,776,273		2,600,000	6,776,273	9,376,273	—	2004	12/04
Pine Ridge Plaza Lawrence, KS	14,700,000	5,000,000	19,802,170		5,000,000	19,802,170	24,802,170	421,316	1998-2004	06/04
Placentia Town Center Placentia, CA	13,695,000	11,200,000	11,750,963		11,200,000	11,750,963	22,950,963	35,898	1973/2000	12/04
Plaza at Marysville Marysville, WA	11,800,000	6,600,000	13,727,658		6,600,000	13,727,658	20,327,658	207,702	1995	07/04
Plaza at Riverlakes Bakersfield, CA	—	5,100,000	10,824,341		5,100,000	10,824,341	15,924,341	66,115	2001	10/04

		Initial Cost (A)			Gross amount carried at end of period
Multi-Tenant	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Plaza Santa Fe II Santa Fe, NM	17,393,732	—	28,587,813	(59,393)	—	28,528,421	28,528,421	610,545	2000-2002	06/04
Pleasant Run Towne Center Cedar Hill, TX	22,800,000	4,200,000	29,084,836		4,200,000	29,084,836	33,284,836	—	2004	12/04
Promenade at Red Cliff St. George, UT	10,590,000	5,340,000	12,664,907		5,340,000	12,664,907	18,004,907	425,495	1997	02/04
Reisterstown Road Plaza Baltimore, MD	49,650,000	15,800,000	70,371,762	(260,184)	15,800,000	70,111,578	85,911,578	1,034,081	1986/2004	08/04
Saucon Valley Square Bethlehem, PA	8,850,900	3,200,000	12,641,881		3,200,000	12,641,881	15,841,881	154,414	1999	09/04
Shoppes at Lake Andrew Viera, FL	15,656,511	4,000,000	22,996,002		4,000,000	22,996,002	26,996,002	—	2003	12/04
The Shoppes at Park West (Publix Center) Mt. Pleasant, SC	6,655,000	2,240,000	9,356,781	210	2,240,000	9,356,991	11,596,991	57,018	2004	11/04
Shoppes at Quarterfield(Metro Square Center) Severn, MD	6,067,183	2,190,000	8,839,520		2,190,000	8,839,520	11,029,520	296,973	1999	01/04
Shoppes of Dallas Dallas, GA	7,178,700	1,350,000	11,045,345	84,202	1,350,000	11,129,547	12,479,547	204,210	2004	07/04
Shoppes of Prominence Point Canton, GA	9,954,300	2,850,000	11,148,965	(7,331)	2,850,000	11,141,635	13,991,635	204,307	2004	06/04
The Shops at Boardwalk Kansas City, MO	20,150,000	5,000,000	30,540,431	(203,838)	5,000,000	30,336,593	35,336,593	558,200	2003-2004	07/04
Shops at Forest Commons Round Rock, TX	5,229,789	1,050,000	6,132,547		1,050,000	6,132,547	7,182,547	18,664	2002	12/04
Shops at Park Place Plano, TX	13,127,000	9,096,000	13,174,867	256,937	9,096,000	13,431,805	22,527,805	593,842	2001	10/03
Southlake Town Square Southlake, TX	—	16,350,000	110,778,125		16,350,000	110,778,125	127,128,125	—	1998-2004	12/04
Stilesboro Oaks Acworth, GA	—	2,200,000	9,426,287		2,200,000	9,426,287	11,626,287	—	1997	12/04
Stony Creek Marketplace Noblesville, IN	14,162,000	6,735,000	17,564,434	20,945	6,735,000	17,585,379	24,320,379	733,916	2003	12/03
Tollgate Marketplace Bel Air, MD	39,765,000	8,700,000	61,247,363		8,700,000	61,247,363	69,947,363	932,050	1979/1994	07/04
Towson Circle Towson, MD	19,197,500	9,050,000	17,840,034	(36,654)	9,050,000	17,803,379	26,853,379	272,109	1998	07/04
University Town Center Tuscaloosa, AL	—	—	9,556,971		—	9,556,971	9,556,971	29,195	2002	11/04
Village Shoppes at Simonton Lawrenceville, GA	7,561,700	2,200,000	10,873,898	(86,687)	2,200,000	10,787,211	12,987,211	165,348	2004	08/04
Watauga Pavilion Watauga, TX	17,100,000	5,185,000	27,503,862		5,185,000	27,503,862	32,688,862	588,588	2003-2004	05/04
Winchester Commons Memphis, TN	7,235,000	4,400,000	7,471,467	(2,918)	4,400,000	7,468,549	11,868,549	45,641	1999	11/04

Subtotal Multi-Tenant	1,423,423,471	506,632,835	2,138,977,574	(2,406,708)	506,632,835	2,136,570,866	2,643,203,701	33,742,830

		Initial Cost (A)			Gross amount carried at end of period
Single-User	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Academy Sports Houma, LA	2,920,000	1,230,000	3,751,721		1,230,000	3,751,721	4,981,721	57,225	2004	07/04
Academy Sports Midland, TX	2,337,500	1,340,000	2,942,634		1,340,000	2,942,634	4,282,634	17,969	2004	10/04
Academy Sports Port Arthur, TX	2,775,000	1,050,000	3,954,157		1,050,000	3,954,157	5,004,157	24,164	2004	10/04
American Express De Pere, WI	11,623,000	1,400,000	15,370,089		1,400,000	15,370,089	16,770,089	—	2000	12/04
American Express Fort Lauderdale, FL	37,170,000	2,900,000	55,966,421		2,900,000	55,966,421	58,866,421	—	1975	12/04
American Express Greensboro, NC	33,040,000	2,800,000	49,470,089		2,800,000	49,470,089	52,270,089	—	1986	12/04
American Express Minneapolis, MN	56,050,000	14,200,000	74,607,812		14,200,000	74,607,812	88,807,812	—	1989	12/04
American Express - 19th Ave. Phoenix, AZ	8,260,000	2,900,000	10,170,089		2,900,000	10,170,089	13,070,089	—	1983	12/04
American Express - 31st Ave. Phoenix, AZ	31,860,000	5,100,000	45,270,089		5,100,000	45,270,089	50,370,089	—	1985	12/04
CVS Pharmacy (Eckerd Drug Store) Edmund, OK	1,850,000	975,000	2,400,249	1,336	975,000	2,401,585	3,376,585	89,028	2003	12/03
CVS Pharmacy (Eckerd Drug Store) Norman, OK	2,900,000	932,000	4,369,730		932,000	4,369,730	5,301,730	163,287	2003	12/03
CVS Pharmacy Sylacauga, AL	1,685,000	600,000	2,469,216		600,000	2,469,216	3,069,216	15,090	2004	10/04
Eckerd Drug Store Columbia, SC	1,750,000	900,000	2,376,504		900,000	2,376,504	3,276,504	52,171	2003-2004	06/04
Eckerd Drug Store Crossville, TN	1,425,000	600,000	2,033,000		600,000	2,033,000	2,633,000	43,468	2003-2004	06/04
Eckerd Drug Store Greer, SC	1,650,000	1,050,000	2,047,200		1,050,000	2,047,200	3,097,200	43,688	2003-2004	06/04
Eckerd Drug Store Kill Devil Hills, NC	1,975,000	700,000	2,960,139		700,000	2,960,139	3,660,139	63,299	2003-2004	06/04
GMAC Winston-Salem, NC	33,000,000	8,250,000	50,287,192		8,250,000	50,287,192	58,537,192	460,933	1980/1990	09/04
Harris Teeter Wilmington, NC	3,960,000	1,810,000	5,152,401		1,810,000	5,152,401	6,962,401	62,960	1977/1995	09/04
Kohl’s/Wilshire Plaza III Kansas City, MO	5,417,500	2,600,000	6,848,649		2,600,000	6,848,649	9,448,649	20,926	2004	07/04
Shaw’s Supermarket New Britain, CT	6,450,000	2,700,000	11,532,191	(139,774)	2,700,000	11,392,417	14,092,417	431,997	1995	12/03
Wal-Mart Supercenter Blytheville, AR	7,100,000	1,756,000	10,913,942		1,756,000	10,913,942	12,669,942	166,680	1999	07/04
Wal-Mart Supercenter Jonesboro, AR	6,088,500	2,397,000	8,089,320		2,397,000	8,089,320	10,486,320	123,525	1997	08/04
Wrangler El Paso, TX	11,300,000	1,218,669	16,249,921		1,218,669	16,249,921	17,468,590	248,226	1993	07/04

		Initial Cost (A)			Gross amount carried at end of period
Single-User	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Zurich Towers Schaumburg, IL	81,420,000	7,900,000	121,312,096		7,900,000	121,312,096	129,212,096	369,841	1988-1990	11/04
Subtotal Single-User	354,006,500	67,308,669	510,544,848	(138,437)	67,308,669	510,406,411	577,715,080	2,454,475

Consolidated Joint Ventures

Cardiff Hall East Towson, MD	5,108,656	1,090,000	7,607,874	—	1,090,000	7,607,874	8,697,873	92,725	1990	10/04

Total Investment Properties	1,782,538,627	575,031,504	2,657,130,296	(2,545,145)	575,031,504	2,654,585,151	3,229,616,655	36,290,031

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2004 and 2003

Notes:

(A)                     The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)                       The aggregate cost of real estate owned at December 31, 2004 for Federal income tax purposes was approximately $3,029,000,000 (unaudited).

(C)                       Reconciliation of real estate owned:

	2004	2003

Balance at beginning of period	$122,719,914	—
Purchases of property	3,308,730,780	127,195,469
Payments received under master leases and principal escrow	(3,024,547)	—
Acquired in-place lease intangibles and customer relationship value	(241,285,534)	(8,805,681)
Acquired above market lease intangibles	(42,302,599)	(1,595,673)
Acquired below market lease intangibles	84,778,641	5,925,799

Balance at end of period	$3,229,616,655	122,719,914

(D)                      Reconciliation of accumulated depreciation:

Balance at beginning of period	$140,497	—
Depreciation expense	36,149,534	140,497

Balance at end of period	$36,290,031	140,497

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2004.

Item 9(a)  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2004, our chief executive officer, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Our Directors and Executive Officers

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position and office with us

Robert D. Parks	61	Chairman, chief executive officer and affiliated director
Roberta S. Matlin	60	Vice president - administration
Scott W. Wilton	44	Secretary
Steven P. Grimes	38	Principal financial officer
Lori J. Foust	40	Principal accounting officer
Brenda G. Gujral	62	Affiliated director
Frank A. Catalano, Jr.	43	Independent director
Kenneth H. Beard	65	Independent director
Paul R. Gauvreau	65	Independent director
Gerald M. Gorski	62	Independent director
Barbara A. Murphy	67	Independent director

*As of January 1, 2005

The Inland Group, Inc. or Inland, together with its subsidiaries and its and their affiliates (collectively, the “Inland Affiliated Companies” or the “Inland Organization”), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation or IREIC, a subsidiary of Inland, and one of the Inland Affiliated Companies, is the sponsor and organizer of the Company. Inland Western Retail Real Estate Advisory Services, Inc., or the Advisor, is a wholly owned subsidiary of IREIC. Inland Securities Corporation or ISC, another of the Inland Affiliated Companies, is the Dealer Manager of our offerings. ISC was formed in 1984 and is qualified to do business as a securities broker-dealer throughout the United States. Since its formation, ISC has provided the marketing function for distribution of the investment products sponsored by IREIC. ISC does not render such services to anyone other than the Inland Affiliated Companies.  Our senior management includes executives of the Inland Affiliated Companies named above.

Robert D. Parks is a Director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation, Director of Inland Securities Corporation, and a Director of Inland Investment Advisors, Inc.  Mr. Parks is Chairman, Chief Executive Officer, and Affiliated Director of Inland American Real Estate Trust, Inc. and President, Chief Executive Officer and a Director of Inland Real Estate Corporation.  He is Chairman, Chief Executive Officer and Affiliated Director of Inland Retail Real Estate Trust, Inc., and Mr. Parks is Chairman, Chief Executive Officer, and Affiliated Director of Inland Western Retail Real Estate Trust, Inc. and Affiliated Director of Inland Real Estate Exchange Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining Inland, Mr. Parks taught in Chicago’s public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago.  He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers.  He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

Roberta S. Matlin joined Inland Real Estate Investment Corporation (IREIC) in 1984 as Director of Investor Administration and currently serves as Senior Vice President of IREIC, directing the day-to-day internal operations.  Ms. Matlin is a Director of IREIC and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate

Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc. Since 2003, she has been Vice President of Administration of Inland Western Retail Real Estate Trust, Inc., and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.  She was Vice President of Administration of Inland Real Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc from 1998 until 2004. From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust. Prior to joining Inland, she worked for the Chicago Region of the Social Security Administration of the Untied States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois. She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers.

Scott W. Wilton has been our secretary since our formation.  Mr. Wilton joined The Inland Group in January 1995.  He is assistant vice president of The Inland Real Estate Group, Inc. and assistant counsel with The Inland Real Estate Group law department. From 1998 through 2004, Mr. Wilton was secretary of Inland Retail Real Estate Trust, Inc. and Inland Retail Real Estate Advisory Services, Inc.  In 2001, he became the Secretary of Inland Real Estate Exchange Corporation. In 2003, he became secretary of Inland Western Retail Real Estate Trust, Inc. Mr. Wilton is involved in all aspects of The Inland Group’s business, including real estate acquisitions and financing, securities law and corporate governance matters, leasing and tenant matters, and litigation management.  He received B.S. degrees in economics and history from the University of Illinois at Champaign 1982 and his law degree from Loyola University of Chicago, Illinois 1985.  Prior to joining The Inland Group, Mr. Wilton worked for the Chicago law firm of Williams, Rutstein, Goldfarb, Sibrava and Midura, Ltd., specializing in real estate and corporate transactions and litigation.

Steven P. Grimes joined our advisor as its Chief Financial Officer and became our treasurer and principal financial officer in 2004.  He is responsible for our finances and borrowings. Prior to joining our advisor, Mr. Grimes was a director with Cohen Financial and was a senior manager with Deloitte and Touche. Mr. Grimes received his B.S. Degree in Accounting from Indiana University and is a Certified Public Accountant. Mr. Grimes is a member of the AICPA and the Illinois CPA Society.

Lori J. Foust joined the Inland organization as Vice President of Inland Western Retail Real Estate Advisory Services, Inc. in 2003. Ms. Foust is also our principal accounting officer.  She is responsible for our financial and SEC reporting.  Prior to joining the Inland organization, Ms. Foust worked in the field of public accounting and was a senior manager in the real estate division for Ernst and Young, LLP. She received her B.S. Degree in Accounting and her M.B.A. Degree from the University of Central Florida.  Ms. Foust is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Brenda G. Gujral is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC) and President, Chief Operating Officer and a director of Inland Securities Corporation (ISC) - a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also an affiliated director of Inland Western Retail Real Estate Trust, Inc.; a director of Inland Investment Advisors, Inc.; Chairman of the Board of Inland Real Estate Exchange Corporation; and Affiliated Director of Inland American Real Estate Trust, Inc.

Mrs. Gujral has overall responsibility for the operations of IREIC, including the distribution of checks to over 50,000 investors, review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other SEC and NASD securities regulations both for IREIC and ISC, review of asset management activities, and marketing and communications with the independent broker/dealer firms selling Inland’s current and prior programs.  Mrs. Gujral works with internal and outside legal counsel in structuring IREIC’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for 22 years, becoming an officer in 1982.  Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.

She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses from the NASD.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trusts (NAREIT), the Financial Planning Association (FPA), the Foundation for Financial Planning (FFP) and the National Association for Female Executives.

Frank A. Catalano, Jr. has served as president of Catalano & Associates since 1999.  Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking.  Since 2002, he has been a vice president of First Home Mortgage Company.  Prior to that, Mr. Catalano was a regional manager at Flagstar Bank.  He also was president and chief executive officer of CCS Mortgage, Inc. from 1995 through 2000, when Flagstar Bank acquired it.

Mr. Catalano is a member of the Elmhurst, IL Chamber of Commerce and as past chairman of the board, he is also a member of the Elmhurst Jaycees, Elmhurst Hospital Board of Governors, Elmhurst Kiwanis and is currently the President of Elmhurst Historical Museum Commission.  Mr. Catalano holds a mortgage broker’s license.

Kenneth H. Beard is president and chief executive officer of Midwest Mechanical Group, a mechanical construction and service company.   From 1999-2002 he was president and chief executive officer of Exelon Services, a subsidiary of Exelon Corporation, where he had responsibility for financial performance including being accountable for creating business strategy, growing the business through acquisition, integrating acquired companies and developing infrastructure for the combined acquired businesses.  Prior to that position, from 1974 to 1999, Mr. Beard was the founder, president and chief executive officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning company providing innovative and cost effective construction services and solutions for commercial, industrial, and institutional facilities.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment having positions in sales, sales management and general management.

Mr. Beard holds a MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer.  He is on the board of directors of the Wellness House in Hinsdale, Illinois, a cancer support organization and serves on the Dean’s Advisory Council of the University of Kentucky, School of Engineering.  Mr. Beard is a past member of the Oak Brook, Illinois Plan Commission (1981-1991) and a past board member of Harris Bank, Hinsdale (1985-2004).

Paul R. Gauvreau is the retired chief financial officer, financial vice president and treasurer of Pittway Corporation, New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001.  He was president of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He was a financial consultant to Honeywell, Inc.; Genesis Cable, L.L.C.; ADUSA, Inc.  He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003.

Mr. Gauvreau holds a MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees, Chairman of the Advancement Committee, and Vice Chairman of the Finance Committee of Benedictine University, Lisle, Illinois; a member of the Board of Trustees of the Chaddick Institute of DePaul University, Chicago, Illinois; and a member of the board of directors and vice president of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Gerald M. Gorski is a partner in the law firm of Gorski and Good, Wheaton Illinois.  Mr. Gorski’s practice is limited to governmental law.  His firm represents numerous units of local government in Illinois and Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois.  He received a Bachelor of Arts degree from North Central College with majors in Political Science and Economics and a Juris Doctor degree from DePaul University Law School where he was placed on the Deans Honor List.  Mr. Gorski serves as the Vice-Chairman of the Board of Commissioners for the DuPage Airport Authority.  He has written numerous articles on various legal issues facing Illinois municipalities; has been a speaker at a number of municipal law conferences and is a member of the Illinois Bar Association, the Institute for Local Government Law and the International Municipal Lawyers Association.

Barbara A. Murphy is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board. Ms. Murphy is a Milton Township Trustee and a committeeman for Milton Township Republican Central Committee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force, and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As an active volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop.

The information which appears under the captions “Proposal No. 1 - Election of Directors and Executive Officers” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information which appears under the caption “Executive Compensation” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 11, provided, however, that the Report of the Compensation Committee of the board of directors on Executive Compensation set forth there in shall not be incorporated by reference herein, in any of the Company’s previous filings under the Securities Action of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company’s future filings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Statements

The information which appears under the captions “Certain Relationships and Related Transactions” and “Common Stock Ownership of Management” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13   Certain Relationships and Related Transactions

The information which appears under the caption “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14   Principal Accountant Fees and Services

The information which appears under the caption “Principal Accounting Fees and Services” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated by reference into this Item 14.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  List of documents filed:

(1)  Reports of Independent Registered Public Accounting Firm

(2) The consolidated financial statements of the Company are set forth in the report in Item 8.

(3) Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2004 is submitted herewith.

Real Estate and Accumulated Depreciation (Schedule III)	67

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(4) Exhibits:  See Item (c) below

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter of the period covered by this report.

Report on Form 8-K dated September 29, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated October 5, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated October 18, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated October 25, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated October 29, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated November 3, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated November 9, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated November 17, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated November 23, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated November 23, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 3, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 7, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 16, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 17, 2004
Item 7.01 - Regulation FD Disclosure
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 22, 2004
Item 2.01 - Completion of Acquisition or Disposition of Assets
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 28, 2004
Item 1.01 - Entry into a Material Definitive Agreement
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K dated December 30, 2004
Item 7.01 - Regulation FD Disclosure
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated October 18, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated October 25, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated November 3, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated November 17, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated November 23, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

Report on Form 8-K/A dated December 7, 2004
Item 9.01 - Financial Statements, Pro Forma Financial Information and Exhibits

(c)  Exhibits:

EXHIBIT NO.	DESCRIPTION

1.1*	Form of Dealer Manager Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Securities Corporation.

1.2*	Form of Soliciting Dealers Agreement by and between Inland Securities Corporation and the Soliciting Dealers.

3.1*	First Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

3.2.1	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005

4.1*	Specimen Certificate for the Shares.

5*	Opinion of Duane Morris LLP as to the legality of the Shares being registered.

8*	Opinion of Duane Morris LLP as to tax matters.

10.1*	Form of Escrow Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association.

10.2*	Form of Advisory Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.

10.2.1	Amended and Restated Advisory Agreement dated December 28, 2004

10.2.2	Second Amended and Restated Advisory Agreement dated December 28, 2004

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

10.4.1

Property Acquisition Agreement dated February 10, 2005 by and between Inland Real Estate Acquisitions, Inc, Inland Western Retail Real Estate Trust, Inc., and Inland Western Retail Real Estate Advisory Services, Inc.

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

EXHIBIT NO.	DESCRIPTION

10.7*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.

10.8*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.

10.9*	Share Repurchase Plan.

10.10*	Agreement for Purchase and Sale (Re: Stony Creek) dated November 11, 2003.

10.11*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.

10.12*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.

10.13*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.

10.14*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.

10.15*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.

10.16*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.

10.17*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.

10.18*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.19*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.20*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.

10.21*	Purchase and Sale Agreement (Re: Shaws Supermarkets – New Britain) dated November 20, 2003.

10.22*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.

10.23*	Agreement Relating to Irv’s Lease (Re: Darien Towne Center) dated December 18, 2003.

10.24*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.

10.25*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.

10.26*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.

10.27*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.

10.28*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.

10.29*	Assignment (Re: Darien Towne Center) dated December 19, 2003.

10.30*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket – New Britain) dated December 30, 2003.

10.31*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

EXHIBIT NO.	DESCRIPTION

10.32*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.33*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.

10.34*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.35*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.36*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.37*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.38*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.39*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.

10.40*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.

10.41*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.

10.42*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.

10.43*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket – New Britain) dated January 2004.

10.44*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket – New Britain) dated January 2004.

10.45*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket – New Britain) dated January 2004.

10.46*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket – New Britain) dated January 2004.

10.47*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.

10.48*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket – New Britain) dated January 2004.

10.49*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.

10.50*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.51*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.52*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.

10.53*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003.

EXHIBIT NO.	DESCRIPTION

10.54*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.

10.55*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.

10.56*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.

10.57*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.

10.58*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.

10.59*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.

10.60*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.

10.61*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.62*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.

10.63*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.64*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.

10.65*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.

10.66*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.

10.67*	Assignment (Re: Larkspur Landing) dated January 14, 2004.

10.68*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.

10.69	Agreement of Sale (Re: Peoria Crossng) dated January, 2004

10.70	Letter Agreement to Purchase (Re: Heritage Towne Crossing) dated January 8, 2004.

10.71*	Secured Promissory Note Loan No. 753865 (Re: Pavilion at King’s Grant) dated April 6, 2004.

10.72*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753865 (Re: Pavilion at King’s Grant) dated April 6, 2004.

10.73*	Guaranty Loan No. 753865 (Re: Pavilion at King’s Grant) dated April 6, 2004.

10.74*	Guaranty - II Loan No. 753865 (Re: Pavilion at King’s Grant) dated April 6, 2004.

10.75*	Assignment of Contract (Re: Hickory Ridge) dated January 9, 2004.

10.76*	Promissory Note Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

EXHIBIT NO.	DESCRIPTION

10.77*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.78*	Non-Recourse Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.79*	Payment Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.80*	Secured Promissory Note Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.81*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.82*	Guaranty Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.83*	Promissory Note Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.84*	Exceptions to Non-Recourse Guaranty Agreement Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.85*	Loan Agreement No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.86*	Post Closing and Indemnity Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.87*	Vacancy Escrow Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.88*	General Assignment (Re: Heritage Towne Crossing) dated March 5, 2004.

10.89*	Assignment of Contract (Re: Heritage Towne Crossing) dated March 5, 2004.

10.90*	Assignment of Contract (Re: Dorman Center) dated December 29, 2003.

10.91*	Amended Purchase Agreement (Re: Dorman Center) dated December 10, 2003.

10.92*	Dorman Center Pier 1 Escrow (Re: Dorman Center) dated March 4, 2004.

10.93*	Dorman Center Escrow (Re: Dorman Center) dated March 4, 2004.

10.94*	Mortgage Note Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.95*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Dorman Center) dated April 9, 2004.

10.96*	Transitional Security (Phase II) Reserve Agreement (Re: Dorman Center) dated April 9, 2004,

10.97*	Guaranty Agreement Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.98*	Promissory Note: (Re: Heritage Towne Crossing) dated April 26, 2004.

10.99*	Promissory Note: (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.100*	Promissory Note: (Re: Eckerds - Norman, OK.) dated April 26, 2004.

EXHIBIT NO.	DESCRIPTION

10.101*	Loan Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.102*	Post-Closing Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.103*	Guaranty Agreement Regarding Cross-Collateralization (Re: Heritage Towne Crossing) dated April 26, 2004.

10.104*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.105*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Norman, OK.) dated April 26, 2004.

10.106*	Assignment of Contract (Re: Promenade at Red Cliff) dated February 13, 2004.

10.107*	Assignment of Contract (Re: Peoria Crossings) dated March 3, 2004.

10.108*	Post Closing Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.109*	Master Lease Escrow Agreement (Re: Peoria Crossings) dated February 4, 2004.

10.110*	Tax Proration Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.111*	Promissory Note Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.112*	Loan Agreement -Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.113*	Assignment of Contract (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.114*	Revised Letter Agreement to Purchase (Re: Paradise Valley Marketplace) dated January 21, 2004.

10.115*	Escrow Agreement (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.116*	Assignment and Assumption of Purchase and Sale Agreement (Re: Best on the Boulevard) dated April 4, 2004.

10.117*	Post-Closing Agreement (Re: Best on the Boulevard) dated April 14, 2004.

10.118*	Amended Purchase and Sale Agreement (Re: Best on the Boulevard) dated March 29, 2004.

10.119*	Assignment and Assumption of Purchase and Sales Agreement (Re: Bluebonnet Parc) dated April 21, 2004.

10.120*	Escrow Agreement (Re: Bluebonnet Parc) dated April 22, 2004.

10.121*	Letter Agreement to Purchase (Re: Bluebonnet Parc) dated February 4, 2004.

10.122*	Loan Agreement (Re: Bluebonnet Parc) dated May 7, 2004.

10.123*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Alison’s Corner) dated April 20, 2004.

EXHIBIT NO.	DESCRIPTION

10.124*	Post Closing Agreement (Re: Alison’s Corner) dated April 28, 2004.

10.125*	Amended Purchase and Sale Agreement (Re: Alison’s Corner) dated April 23, 2004.

10.126*	Promissory Note (Re: Alison’s Corner) dated May 10, 2004.

10.127*	Loan Agreement (Re: Alison’s Corner) dated May 10, 2004.

10.128*	Letter Agreement Regarding Escrow (Re: Alison’s Corner) dated May 10, 2004.

10.129*	Post-Closing Agreement (Re: Alison’s Corner) dated May 10, 2004.

10.130*	Assignment and Assumption of Purchase and Sales Agreement (Re: North Rivers Town Center) dated April 27, 2004.

10.131*	Post-Closing Agreement (Re: North Rivers Town Center) dated April 2004.

10.132*	Amended Agreement for Purchase and Sale (Re: North Rivers Town Center) dated April 26, 2004.

10.133*	Assignment and Assumption of Purchase and Sales Agreement (Re: Eastwood Towne Center) dated May 12, 2004.

10.134*	Revised Letter Agreement (Re: Eastwood Towne Center) dated March 29, 2004.

10.135*	Master Fund Escrow Agreement (Eastwood Towne Center) dated May 13, 2004.

10.136*	Holdback Agreement (Re: Eastwood Towne Center) dated May 13, 2004.

10.137*	Bill of Sale, Assignment and Assumption of Contracts (Re: Eastwood Towne Center) dated May 13, 2004.

10.138*	Assignment and Assumption of Purchase and Sales Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

10.139*	Bill of Sale, Assignment and Assumption of Contracts (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.140*	Purchase and Sale Agreement (Re: Arvada Connection and Arvada Marketplace) dated March 31, 2004.

10.141*	Escrow Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.142*	Redevelopment Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

10.143*	Easements With Covenants and Restrictions Affecting Land (Re: Arvada Marketplace) dated April 29, 2004.

10.144*	Assignment of Contract (Re: Watauga Pavilion) dated May 20, 2004.

10.145*	Amended Purchase and Sale Agreement (Re: Watauga Pavilion) dated May 11, 2004.

10.146*	Post-Closing Escrow and Master Lease Agreement (Re: Watauga Pavilion) dated May 21, 2004.

EXHIBIT NO.	DESCRIPTION

10.147*	CAM Reconciliation Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.148*	Reinstatement of and First Amendment to Agreement of Purchase and Sale (Re: Northpointe Plaza) dated April 2004.

10.149*	Vacancy Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.150*	Promissory Note - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.151*	Loan Agreement - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.152*	Promissory Note (Re: North Rivers Town Center) dated June 3, 2004.

10.153*	Mortgage and Security Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.154*	Post-Closing Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.155*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Kill Devil Hills, NC) dated March 18, 2004.

10.156*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Greer, SC) dated April 1, 2004.

10.157*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Columbia, SC) dated March 18, 2004.

10.158*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Crossville, TN) dated March 18, 2004.

10.159*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 58108 (Re: Peoria Crossing) dated June 3, 2004.

10.160*	Loan Agreement (Re: North Rivers Town) dated June 3, 2004.

10.161*	Secured Promissory Note Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.162*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.163*	Guaranty Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.164*	Mortgage Note Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.165*	Mortgage - Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.166*	Guaranty Agreement Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.167*	Secured Promissory Note Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.168*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.169*	Notice of Final Agreement Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.170*	Guaranty Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

EXHIBIT NO.	DESCRIPTION
10.171*	General Assignment (Re: Northpointe Plaza) dated May 25, 2004.

10.172*	Post Closing and Indemnity Agreement (Re: Northpointe Plaza) dated May, 2004.

10.173*	Promissory Note (Re: Northpointe Plaza) dated June 4, 2004.

10.174*	Loan Agreement (Re: Northpointe Plaza) dated June 4, 2004.

10.175*	Deed of Trust, Security Agreement and Fixture Filing (Re: Northpointe Plaza) dated June 4, 2004.

10.176*	Revised Letter Agreement to Purchase (Re: Plaza Santa Fe) dated December 4, 2004.

10.177*	Promissory Note Secured By Leasehold Deed of Trust (Re: Plaza Santa Fe) dated November 22, 2002.

10.178*	Leasehold Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing Loan No. 31-0900141A (Re: Plaza Santa Fe) dated November, 2002.

10.179*	Assignment of Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated June 4, 2004.

10.180*	Assignment and Assumption Agreement Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated May 26, 2004.

10.181*	Amended Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated March 30, 2004.

10.182*	Assignment of Contract (Re: Huebner Oaks Center) dated June 8, 2004.

10.183*	Agreement of Purchase and Sale (Re: Huebner Oaks Center).

10.184*	Secured Promissory Note 1 Loan No. 753971 (Re: Huebner Oaks Center) dated June 22, 2004.

10.185*	Secured Promissory Note 2 Loan No. 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.186*	Deed of Trust, Security Agreement and Assignment of Rents Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.187*	Guaranty Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.188*	Notice of Final Agreement Loan Nos. 753971 and 753972 (Huebner Oaks Center) dated June 22, 2004.

10.189*	Amended Letter Purchase Agreement (Re: John’s Creek Village) dated June 18, 2004.

10.190*	Earn-out Agreement (Re: John’s Creek Village) dated June 23, 2004.

10.191*	Assignment of Contract (Re: Lakewood Towne Center) dated June, 2004.

10.192*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Re: Lakewood Towne Center) dated May 6, 2004.

10.193*	Escrow and Leasing Agreement (Re: Lakewood Towne Center) dated June, 2004.

10.194*	Commitment Letter Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

EXHIBIT NO.	DESCRIPTION

10.195*	Deed of Trust Note A Loan No. 122498 (Re: Lakewood Towne Center) dated June 28, 2004.

10.196*	Deed of Trust Note B Loan No. 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.197*	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Lakewood Towne Center) dated June 28, 2004.

10.198*	First Amendment to Escrow and Leasing Agreement Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.199*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Prominence Point) dated June 30, 2004.

10.200*	Assignment of Purchase and Sale Agreement (Re: Northgate North) dated June 24, 2004.

10.201*	Amended Agreement to Purchase and Sale Agreement (Re: Northgate North) dated June 23, 2004.

10.202*	Escrow Agreement Regarding July Rents (Re: Northgate North) dated June 30, 2004.

10.203*	Escrow Agreement Regarding Bassett TI Work/Leasing Commission (Re: Northgate North) dated June, 2004.

10.204*	Access Agreement (Re: Northgate North) dated June 30, 2004.

10.205*	Post Closing and Indemnity Agreement (Re: Davis Towne Crossing) dated June 30, 2004.

10.206*	Letter Agreement to Purchase (Re: Davis Towne Crossing) dated April 21, 2004.

10.207*	** NOT USED

10.208*	Assignment of Purchase and Sale Agreement (Re: Fullerton Metrocenter) dated June 24, 2004.

10.209*	Post Closing and Indemnity Agreement (Re: Fullerton Metrocenter) dated June, 2004.

10.210*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Fullerton Metrocenter) dated June 30, 2004.

10.211*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Low Country Village) datd June 30, 2004.

10.212*	Post Closing Agreement (Re: Low Country Village) dated June 30, 2004.

10.213*	Agreement of Purchase and Sale (Re: Low Country Village) dated May 20, 2004.

10.214*	Installment Note (Re: Pacheco Pass) dated June 30, 2004.

10.215*	Loan Proceeds Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.216*	Interest Reserve Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.217*	Loan Guaranty Agreement (Secured Note) (Re: Pacheco Pass) dated June 30, 2004.

10.218*	Escrow Agreement (Re: Shoppes at Boardwalk) dated July 1, 2004.

EXHIBIT NO.	DESCRIPTION

10.219*	Secured Promissory Note Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.220*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.221*	Guaranty Loan No. 75348 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.222*	Property Reserves Agreement Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.223*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Dallas) dated July 1, 2004.

10.224*	Assignment of Purchase Agreement (Re: Plaza Santa Fe II) dated May 25, 2004

10.225*	Assignment of Contract (Re: Eckerds - Greer) dated May 2004

10.226*	Assignment of Contract (Re: Eckerds – Kill Devil Hills) dated May 2004

10.227*	Assignment of Contract (Re: Eckerds - Crossville) dated May 2004

10.228*	Assignment of Contract (Re: Eckerds - Colimbia) dated May 2004

10.229*	Promissory Note (Re: Eckerds – Crossville) dated July 21, 2004

10.230*	Post-Closing Agreement (Re: Eckerds – Crossville) dated July 21, 2004

10.231*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Crossville) dated July 21, 2004

10.232*	Promissory Note (Re: Eckerds – Columbia) dated July 21, 2004

10.233*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Columbia) dated July 21, 2004

10.234*	Promissory Note (Re: Eckerds – Kill Devil Hills) dated July 21, 2004

10.235*	Post-Closing Agreement (Re: Eckerds – Kill Devil Hills) dated July 21, 2004

10.236*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Kill Devil Hills) dated July 21, 2004

10.237*	Promissory Note (Re: Eckerds – Greer) dated July 21, 2004

10.238*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Greer) dated July 21, 2004

10.239*	Loan Agreement (Re: Eckerds – Crossville, Columbia, Greer and Kill Devil Hills) dated July 21, 2003

10.240*	Promissory Note (Re: Pine Ridge Plaza) dated July 27, 2004

10.241*	Loan Agreement (Re: Pine Ridge Plaza) dated July 27, 2004

10.242*	Earn-Out Agreement (Re: Johns Creek Village) dated June 23, 2004

EXHIBIT NO.	DESCRIPTION

10.243*	Transitional Security (Phase II) Reserve Agreement (Re: Johns Creek Village) dated June 28, 2004

10.244*	Mortgage Note (Re: Johns Creek Village) dated June 28, 2004

10.245*	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (Re: Johns Creek Village) dated June 28, 2004

10.246*	Guaranty Agreement (Re: Johns Creek Village) dated June 28, 2004

10.247*	Post-Closing Agreement (Re: Fullerton Metrocenter) dated July 9, 2004

10.248*	Promissory Note (Re: Fullerton Metrocenter) dated July 9, 2004

10.249*	Loan Agreement (Re: Fullerton Metrocenter) dated July 9, 2004

10.250*	Deed of Trust Note (Re: Northgate North) dated July 2004

10.251*	Letter Agreement (Re: Northgate North) dated July 14, 2004

10.252*	Closing Certificate (Re: Northgate North) dated July 2004

10.253*	Limited Payment Guaranty (Re: Northgate North) dated July 2004

10.254*	Post-Closing Agreement (Re: Cranberry Square) dated July 2004

10.255*	Loan Agreement (Re: Cranberry Square) dated July 2004

10.256*	Letter Agreement (Re: Tollgate Marketplace) dated July 21, 2004

10.257*	Closing Certificate (Re: Tollgate Marketplace) dated July 21, 2004

10.258*	Mortgage Note (Re: Tollgate Marketplace) dated July 21, 2004

10.259*	Post Closing Delivery Covenant (Re: Tollgate Marketplace) dated July 21, 2004

10.260*	Indemnity Guaranty (Re: Tollgate Marketplace) dated July 21, 2004

10.261*	Real Estate Purchase Contract (Re: Wal-Mart Supercenter – Blytheville) dated May 28, 2004

10.262*	Letter Agreement (Re: Gateway Village) dated July 21, 2004

10.263*	Closing Certificate (Re: Gateway Village) dated July 21, 2004

10.264*	Mortgage Note A (Re: Gateway Village) dated July 21, 2004

10.265*	Mortgage Note B (Re: Gateway Village) dated July 21, 2004

10.266*	Indemnity Guaranty (Re: Gateway Village) dated July 21, 2004

10.267*	Post Closing Delivery Covenant (Re: Gateway Village, Towson Circle, and Tollgate Marketplace) dated July 21, 2004

EXHIBIT NO.	DESCRIPTION

10.268*	Letter Agreement (Re: Towson Circle) dated July 21, 2004

10.269*	Closing Certificate (Re: Towson Circle) dated July 21, 2004

10.270*	Mortgage Note A (Re: Towson Circle) dated July 21, 2004

10.271*	Mortgage Note B (Re: Towson Circle) dated July 21, 2004

10.272*	Indemnity Guaranty (Re: Towson Circle) dated July 21, 2004

10.273*	Letter Agreement (Re: Gateway Plaza Shopping Center) dated May 20, 2004

10.274*	Promissory Note (Re: Wrangler Company Western Headquarters and Distribution Facility) dated July 26, 2004

10.275*	Loan Agreement (Re: Wrangler Company Western Headquarters and Distribution Facility) Dated July 26, 2004

10.276*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004

10.277*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004

10.278*	Forks Town Center China Moon Escrow (Re: Forks Town Center) dated July 27, 2004

10.279*	Earn Out Agreement (Re: Forks Town Center) dated July 27, 2004

10.280*	Promissory Note (Re: Academy Sports and Outdoors – Houma) dated August 4, 2004

10.281*	Loan Agreement (Re: Academy Sports and Outdoors - Houma) dated August 4, 2004

10.282*	Promissory Note (Re: Reisterstown Plaza) dated August 4, 2004

10.283*	Letter Agreement (Re: Reisterstown Plaza) dated July 30, 2004

10.284*	Loan Agreement (Re: Reisterstown Plaza) dated August 4, 2004

10.285*	Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004

10.286*	Limited Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004

10.287*	Post-Closing Agreement (Re: Reisterstown Plaza) dated August 4, 2004

10.288*	Letter Agreement (Re: Wal-Mart Supercenter – Jonesboro) dated June 4, 2004

10.289*	Promissory Note (Re: Wal-Mart Supercenter – Jonesboro) dated August 6, 2004

10.290*	Loan Agreement (Re: Wal-Mart Supercenter – Jonesboro) dated August 6, 2004

10.291*	Promissory Note Loan No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.292*	Loan Agreement No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.293*	Promissory Note Loan No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

EXHIBIT NO.	DESCRIPTION

10.294*	Loan Agreement No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

10.295*	Assignment of Contract (Re: Shops at Boardwalk) dated July 1, 2004.

10.296*	Letter Agreement to Purchase (Re: Shops at Boardwalk) dated March 2004.

10.297*	Amended Agreement of Sale (Re: Shops at Boardwalk) dated April 15, 2004.

10.298*	Assignment of Contract (Re: Cranberry Square) dated June 23, 2004.

10.299*	Letter Agreement to Purchase (Re: Cranberry Square) dated April 27, 2004.

10.300*	Construction Agreement (Re: Dorman Center Phase II) dated July 15, 2004.

10.301*	Escrow Agreement (Re: Dorman Center Phase II) dated July 14, 2004.

10.302*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Plaza) dated July 21, 2004.

10.303*	Amended Purchase and Sale Agreement (Re: Gateway Plaza) dated July 15, 2004.

10.304*	Letter Agreement to Purchase (Re: Gateway Plaza) dated May 20, 2004.

10.305*	Assignment of Contract (Re: Plaza at Marysville) dated July 26, 2004.

10.306*	Reinstated and Amended Purchase and Sale Agreement (Re: Plaza at Marysville) dated July 23, 2004.

10.307*	Purchase and Sale Agreement (Re: Plaza at Marysville) dated May 6, 2004.

10.308*	Letter Agreement to Purchase (Re: Forks Town Center) dated August 10, 2004.

10.309*	Mortgage Note Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

10.310*	Limited Payment Guarantee Agreement Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

10.311*	Post-Closing Agreement (Re: Village Shoppes at Simonton) dated August 9, 2004.

10.312*	Escrow and Guarantee Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.313*	Assignment and Assumption of Purchase and Sale Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.314*	Letter Agreement to Purchase (Re: Village Shoppes at Simonton) dated April 30, 2004.

10.315*	Secured Promissory Note Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

10.316*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Manchester Meadows) dated August 24, 2004.

10.317*	Guaranty Agreement Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

EXHIBIT NO.	DESCRIPTION

10.318*	Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.319*	St. Louis Playscapes Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.320*	Assignment and Assumption of Purchase and Sale Agreement (Re: Manchester Meadows) dated August 2004.

10.321*	Purchase and Sale Agreement (Re: Manchester Meadows) dated July 13, 2004.

10.322*	Amended and Restated Promissory Note Loan No. 10024998 (Re: Governor’s Marketplace) dated August 17, 2004.

10.323*	Post-Closing Agreement (Re: Governor’s Marketplace) dated August 2004.

10.324*	Loan Agreement No. 10024998 (Re: Governor’s Marketplace) dated August 17, 2004.

10.325*	Master Lease Escrow Agreement (Re: Mitchell Ranch Plaza) dated August 23, 2004.

10.326*	Agreement of Purchase and Sale (Re: Mitchell Ranch Plaza) dated July 20, 2004.

10.327*	Master Lease Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.328*	Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.329*	Assignment (Re: John’s Creek Village) dated June 23, 2004.

10.330*	Assignment (Re: Shoppes at Prominence Point) dated June 30, 2004.

10.331*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes at Prominence Point) dated June 18, 2004.

10.332*	Assignment (Re: Shoppes of Dallas) dated July, 2 2004.

10.333*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes of Dallas) dated June 29, 2004.

10.334*	Letter Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.335*	Mortgage Note A Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.336*	Mortgage Note B Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.337*	Deed to Secure Debt and Security Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.338*	NOT USED

10.339*	Contribution Agreement (Re: Tollgate Marketplace) dated July 19, 2004.

10.340*	Contribution Agreement (Re: Gateway Village) dated July 21, 2004.

10.341*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.

EXHIBIT NO.	DESCRIPTION

10.342*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.

10.343*	Assignment of Contract (Re: Forks Town Center) dated June 18, 2004.

10.344*	Reinstated and Amended Contract (Re: Forks Town Center) dated July 2, 2004.

10.345*	NOT USED

10.346*	Contribution Agreement (Re: Towson Circle) dated July 2004.

10.347*	Letter Agreement (Re: Gateway Plaza) dated August 19, 2004.

10.348*	Deed of Trust Note Loan No. 122520 (Re: Gateway Plaza) dated August 19, 2004.

10.349*	Limited Payment Guaranty (Re: Gateway Plaza) dated August 19, 2004.

10.350*	Contribution Agreement (Re: Reisterstown Road Plaza) dated July 2004.

10.351*	Letter Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.352*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.353*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.354*	Deed to Secure Debt and Security Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.355*	Amendment Agreement (Re: Governor’s Marketplace) dated August 12, 2004.

10.356*	Master Lease Escrow Agreement (Re: Governor’s Marketplace) dated August 17, 2004.

10.357*	Secured Promissory Note Loan No. 754065 (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.358*	Mortgage and Security Agreement (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.359*	Guaranty (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.360*	Assignment (Re: The Columns) dated August 24, 2004.

10.361*	Amendment Agreement (Re: The Columns) dated August 2, 2004.

10.362*	Letter Agreement (Re: The Columns) dated October 1, 2004.

10.363*	Mortgage Note A Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.364*	Mortgage Note B Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.365*	Installment Note (Re: Quakertown) dated August 25, 2004.

EXHIBIT NO.	DESCRIPTION

10.366*	Loan Guaranty Agreement (Re: Quakertown) dated August 25, 2004.

10.367*	Amended Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.368*	Assignment and Assumption of Purchase and Sale Agreement (Re: Lincoln Park) dated September 1, 2004.

10.369*	Amended and Restated Purchase and Sale Agreement (Re: Lincoln Park) dated August 6, 2004.

10.370*	Promissory Note (Re: Lincoln Park) dated October 8, 2004.

10.371*	Loan Agreement (Re: Lincoln Park) dated October 8, 2004.

10.372*	Assignment and Assumption of Purchase and Sale Agreement (Re: Harvest Towne Center) dated September 2004.

10.373*	Amended Purchase Agreement (Re: Harvest Towne Center) dated August 2004.

10.374*	Easement Indemnity Escrow Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.375*	Master Lease Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.376*	Amended and Restated Promissory Note (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.377*	Loan Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.378*	Amended and Restated Limited Guaranty Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.379*	Post Closing Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.380*	Agreement of Sale (Re: GMAC Insurance Building) dated August 2004.

10.381*	Escrow Agreement (Re: GMAC Insurance Building) dated September 2004.

10.382*	Guaranty (Re: GMAC Insurance Building) dated September 2004.

10.383*	Promissory Note (Re: GMAC Insurance Building) dated September 29, 2004.

10.384*	Loan Agreement (Re: GMAC Insurance Building) dated September 29, 2004.

10.385*	Promissory Note (Re: Saucon Valley Square) dated September 7, 2004.

10.386(	Loan Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.387*	Amended Agreement to Option to Purchase Real Property (Re: Azalea Square) dated September 29, 2004.

10.388*	Amended Agreement to Contract for Sale and Purchase (Re: Edgemont Town Center) dated November 23, 2004.

10.389*	Assignment (Re: University Town Center) dated November 23, 2004.

EXHIBIT NO.	DESCRIPTION

10.390*	Amended Agreement to Contract for Sale and Purchase (Re: University Town Center) dated November 19, 2004.

10.391*	Promissory Note (Re: Azalea Square) dated November 11, 2004.

10.392*	Loan Agreement (Re: Azalea Square) dated November 11, 2004.

10.394*	Loan Agreement (Re: Manfield Towne Crossing) dated November 12, 2004.

10.395*	Amendment to Loan Documents (Re: The Columns) dated November 2, 2004.

10.396*	Mortgage Note A Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.397*	Mortgage Note B Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.398*	Promissory Note (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.399*	Loan Agreement (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.400*	Promissory Note (Re:Oswego Commons) dated November 23, 2004.

10.401*	Loan Agreement (Re: Oswego Commons) dated November 23, 2004.

10.402*	Promissory Note (Re:Zurich Towers) dated November 23, 2004.

10.403*	Loan Agreement (Re: Zurich Towers) dated November 23, 2004.

10.404*	Assignment and Assumption of Purchase and Sale Agreement (Bed, Bath & Beyond Plaza) dated September 2004.

10.405*	Agreement to Purchase (Re: Bed, Bath & Beyond Plaza) dated March 24, 2004.

10.406*	Amended Ground Lease Agreement (Re: Bed, Bath & Beyond Plaza) dated May 28, 2004.

10.407*	Letter Agreement to Purchase (Re: Publix - Mt. Pleasant) dated August 27, 2004.

10.408*	Agreement of Purchase and Sale (Re: Denton Crossing) dated August 20, 2004.

10.409*	Escrow Agreement (Re: Denton Crossing) dated October 18, 2004.

10.410*	Letter Agreement to Purchase (Re: Oswego Commons) dated July 21, 2004.

10.411*	Agreement of Purchase and Sale (Re: Gurnee Town Centre) dated October 5, 2004.

10.412*	Vacancy Escrow Agreement (Re: Gurnee Town Centre) dated October 29, 2004.

10.413*	Assignment of Contract (Re: Mansfield Town Crossing) dated November 3, 2004.

10.414*	Amended Letter Agreement to Purchase (Re: Mansfield Town Crossing) dated October 29, 2004.

10.415*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Mansfield Town Crossing) dated October 20, 2004.

EXHIBIT NO.	DESCRIPTION

10.416*	Assignment of Contract (Re: Fox Creek Village) dated November 21, 2004.

10.417*	Amended Letter Agreement (Re: Fox Creek Village) dated November 15, 2004.

10.418*	Escrow Agreement (Re: Fox Creek Village) dated November 22, 2004.

10.419*	Letter Agreement to Purchase (Re: Winchester Commons) dated September 8, 2004.

10.420*	Escrow Agreement (Re: Winchester Commons) dated November 5, 2004.

10.421*	Assignment of Contract (Re: Zurich Towers) dated November 2, 2004.

10.422*	Purchase and Sale Agreement (Re: Zurich Towers) dated November 2, 2004.

10.423	Assignment of Contract (Re: Denton Crossing) dated October 12, 2004.

10.424	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.425	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.426	Guaranty Agreement (Re: Denton Crossing) dated December 7, 2004.

10.427	Assignment of Purchase Agreement (Re: Plaza at Riverlakes) dated October 21, 2004.

10.428	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Plaza at Riverlakes) dated October 20, 2004.

10.429	Assignment of Contract (Re: Gurnee Town Center) dated October 26, 2004.

10.430	Promissory Note (Re: Gurnee Town Center) dated December 20, 2004.

10.431	Loan Agreement (Re: Gurnee Town Center) dated December 20, 2004.

10.432	Mortgage Note (Re: Fox Creek Village) dated December 23, 2004.

10.433	Loan Letter Agreement (Re: Fox Creek Village) dated December 23, 2004.

10.434	Assignment of Contract (Re: Five Forks) dated December 6, 2004.

10.435	Agreement of Purchase and Sale (Re: Five Forks) dated September 10, 2004.

10.436	Assignment of Real Estate Purchase Contract (Re: Placentia Town Center) dated November 29, 2004.

10.437	Reinstated and Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Placentia Town Center) dated November 4, 2004.

10.438	Promissory Note (Re: Placentia Town Center) dated December 21, 2004.

10.439	Loan Agreement (Re: Placentia Town Center) dated December 21, 2004.

10.440	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Station) dated December 2004.

EXHIBIT NO.	DESCRIPTION

10.441	Letter Agreement to Purchase (Re: Gateway Station) dated October 22, 2004.

10.442	Assignment (Re: Northwoods) dated November 7, 2004.

10.443	Amended Agreement to Sale (Re: Northwoods) dated November 8, 2004.

10.444	Promissory Note (Re: Northwoods) dated December 29, 2004.

10.445	Loan Agreement (Re: Northwoods) dated December 29, 2004.

10.446	Assignment of Contract (Re: Gateway Pavilions) dated December, 2004.

10.447	Purchase and Sale Agreement and Escrow Instructions (Re: Gateway Pavilions) dated August 9, 2004.

10.448	Promissory Note (Re: Gateway Pavilions) dated December 30, 2004.

10.449	Loan Agreement (Re: Gateway Pavilions) dated December 30, 2004.

10.450	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.451	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.452	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.453	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Depere, WI) dated December 16, 2004.

10.454	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.455	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.456	Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ, 19th Avenue, Phoenix, AZ, Minneapolis, MN, Depere, WI, Greensboro, NC and Fort Lauderdale, FL) dated December 16, 2004.

10.457	Promissory Note (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.458	Loan Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.459	Promissory Note (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.460	Loan Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

EXHIBIT NO.	DESCRIPTION

10.461	Promissory Note (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.462	Loan Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.463	Promissory Note (Re: American Express - Depere, WI) dated December 16, 2004.

10.464	Loan Agreement (Re: American Express - Depere, WI) dated December 16, 2004.

10.465	Promissory Note (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.466	Loan Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.467	Promissory Note (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.468	Loan Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.469	Assignment and Assumption of Purchase and Sale Agreement (Re: Southlake Town Square) dated December 22, 2004.

10.470	Amended and Restated Purchase and Sale Agreement (Re: Southlake Town Square) dated November 5, 2004.

10.471	Assignment and Assumption of Agreement to Admit Partners (Re: Southlake Town Square) dated December 22, 2004.

10.472	Agreement to Admit Partner (Re: Southlake Town Square) dated November 5, 2004.

10.473	Assignment (Re: Henry Town Center) dated December 23, 2004.

10.474	Amended Agreement of Purchase and Sale (Re: Henry Town Center) dated December 1, 2004.

10.475	Promissory Note (Re: Henry Town Center) dated January 8, 2003.

10.476	Deed to Secure Debt and Security Agreement (Re: Henry Town Center) dated January 8, 2003.

10.477	Assignment (Re: 23rd Street Plaza) dated December 23, 2004.

10.478	Agreement of Sale (Re: 23rd Street Plaza) dated November 19, 2004.

10.479	Assignment (Re: Coram Plaza) dated December 23, 2004.

10.480	Amended Agreement of Purchase and Sale (Re: Coram Plaza) dated October 21, 2004.

10.481	Assignment (Re: Phenix Crossing) dated December 28, 2004.

10.482	Amended Real Estate Sale Agreement (Re: Phenix Crossing) dated December 20, 2004.

10.483	Assignment and Assumption of Purchase and Sale Agreement (Re: Mesa Fiesta) dated December 2004.

10.484	Agreement of Purchase and Sale (Re: Mesa Fiesta) dated December 7, 2004.

10.485	Assignment (Re: Green’s Corner, Newton Crossroads and Stilesboro Oaks) dated December 29, 2004.

EXHIBIT NO.	DESCRIPTION

10.486	Amended Purchase and Sale Agreement (Re: Green’s Corner, Newton Crossroads and Stilesboro Oaks) dated December 20, 2004.

10.487	Assignment of Contract (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.488	Letter Agreement to Purchase (Re: Shoppes at Lake Andrew) dated November 8, 2004.

10.489	Promissory Note (Re: Shoppes at Lake Andrew) dated October 30, 2002.

10.490	Future Advance and Renewal Note (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.491	Notice of Future Advance, Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.492	Renewal Note (Re: Shoppes at Lake Andrew) dated December 2004.

10.493	Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.494	Assignment of Contract (Re: Pleasant Run Towne Crossing) dated December 29, 2004.

10.495	Promissory Note (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.496	Loan Agreement (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.497	Assignment and Assumption of Purchase and Sale Agreement (Re: Evans Town Center) dated December 2004.

10.498	Assignment and Assumption of Purchase and Sale Agreement (Re: Irmo Station) dated December 2004.

10.499	Amended Agreement of Purchase and Sale (Re: Evans Town Center and Irmo Station) dated December 29, 2004.

10.500	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.501	Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.502	Purchase Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.503	Promissory Note (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.504	Loan Agreement (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.505	Amended and Restated Project Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.506	Amended and Restated Acquisition Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.507	Amended and Restated Building Loan Promissory Note (Re: Coram Plaza) dated December 7, 2004.

EXHIBIT NO.	DESCRIPTION

10.508	Assignment, Assumption, Modification and Release Agreement (Re: Coram Plaza) dated December 7, 2004.

10.509	Interim Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.510	Consolidated, Amended and Restated Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.511	Loan Agreement Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.512	Guaranty Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

23.2*	Consent of Duane Morris LLP (included in Exhibit 5).

23.3*	Consent of Duane Morris LLP (included in Exhibit 8).

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

31.3	Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

99.1*	Code of Business Conduct and Ethics

99.2*	Nonretaliation Policy

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	March 7, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Robert D. Parks
/s/ Kenneth H. Beard
By:	Robert D. Parks	By:	Kenneth H. Beard
	Chairman and Chief Executive Officer and Affiliated Director		Independent Director
Date:	March 7, 2005	Date:	March 7, 2005

/s/ Steven P. Grimes
/s/ Paul R. Gauvreau
By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Independent Director
Date:	March 7, 2005	Date:	March 7, 2005

/s/ Lori J. Foust
/s/ Gerald M. Gorski
By:	Lori J. Foust	By:	Gerald M. Gorski
	Principal Accounting Officer		Independent Director
Date:	March 7, 2005	Date:	March 7, 2005

/s/ Brenda G. Gujral
/s/ Barbara A. Murphy
By:	Brenda G. Gujral	By:	Barbara A. Murphy
	Affiliated Director		Independent Director
Date:	March 7, 2005	Date:	March 7, 2005

/s/ Frank A. Catalano, Jr.
By:	Frank A. Catalano, Jr.
Independent Director
Date:	March 7, 2005