Form 10-Q
period 2005-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2005-05-09
CIK 1222840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2)           X   Yes              No

As of May 2, 2005, there were 309,586,078 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets
	March 31, 2005
	(unaudited)	December 31, 2004
Investment properties:
Land	$674,405	$575,032
Building and other improvements	3,037,769	2,654,585

	3,712,174	3,229,617
Less accumulated depreciation	(62,522)	(36,290)

Net investment properties	3,649,652	3,193,327

Cash and cash equivalents (including cash held by management company of $12,851 and $8,574 as of March 31, 2005 and December 31, 2004, respectively)	693,969	241,224
Restricted cash (Note 2)	61,108	65,923
Restricted escrows (Note 2)	20,956	17,105
Investment in marketable securities and treasury contracts (Note 2)	4,077	1,287
Investment in unconsolidated joint ventures (Note 9)	70,358	75,261
Accounts and rents receivable (net of allowance of $537 and $346 as of March 31, 2005 and December 31, 2004, respectively)	28,149	19,962
Due from affiliates (Note 3)	52	654
Notes receivable (Note 6)	32,578	31,772
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $16,998 and $9,976 as of March 31, 2005 and December 31, 2004, respectively)	265,255	240,116
Acquired above market lease intangibles (net of accumulated amortization of $4,587 and $3,124 as of March 31, 2005 and December 31, 2004, respectively)	43,202	40,774
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $1,411 and $755 as of March 31, 2005 and December 31, 2004, respectively)	28,797	19,472
Other assets	32,254	8,939

Total assets	$4,930,407	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(Dollar amounts in thousands)

Liabilities and Stockholders' Equity
	March 31, 2005
	(unaudited)	December 31, 2004
Liabilities:
Mortgages and notes payable (Note 7)	$2,145,403	$1,783,114
Accounts payable	3,056	1,692
Accrued offering costs due to affiliates	4,030	2,880
Accrued offering costs due to non-affiliates	131	-
Accrued interest payable	6,388	4,306
Tenant improvements payable	4,808	5,096
Accrued real estate taxes	9,756	4,254
Distributions payable	14,610	11,378
Security deposits	3,979	3,679
Prepaid rental income and other liabilities	9,047	7,765
Advances from sponsor (Note 3)	3,523	3,523
Acquired below market lease intangibles (net of accumulated amortization of $7,439 and $4,718 as of March 31, 2005 and December 31, 2004, respectively)	96,404	85,986
Restricted cash liability (Note 2)	61,108	65,923
Due to affiliates	2,051	957

Total liabilities	2,364,294	1,980,553

Minority interests	101,241	89,537

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 285,633,361 and 217,457,528 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	286	217
Additional paid-in capital (net of offering costs of $306,450 and $234,014 as of March 31, 2005 and December 31, 2004, respectively, of which $228,971 and $175,509 was paid or accrued to affiliates as of March 31, 2005 and December 31, 2004, respectively)	2,549,106	1,940,018
Accumulated distributions in excess of net income	(84,795)	(54,750)
Accumulated other comprehensive income	275	241

Total stockholders' equity	2,464,872	1,885,726
Commitments and contingencies (Note 12)
Total liabilities and stockholders' equity	$4,930,407	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)
(unaudited)
	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Revenues:
Rental income	$74,063	$7,553
Tenant recovery income	15,819	1,748
Other property income	905	5

Total revenues	90,787	9,306

Expenses:
General and administrative expenses to affiliates	625	489
General and administrative expenses to non-affiliates	1,259	719
Advisor asset management fee	925	-
Property operating expenses to affiliates	3,683	413
Property operating expenses to non-affiliates	12,169	620
Real estate taxes	8,162	988
Depreciation and amortization	34,759	3,693

Total expenses	61,582	6,922

Operating income	$29,205	$2,384

Other income	2,619	211
Interest expense	(23,021)	(2,559)
Minority interests	470	-
Equity in earnings (losses) of unconsolidated entities	(259)	-

Net income	$9,014	$36
Other comprehensive income:
Unrealized gain on investment securities	34	-

Comprehensive income	$9,048	$36

Net income per common share, basic and diluted	$.04	$-

Weighted average number of common shares outstanding, basic and diluted	251,114,531	32,314,792

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the three month period ended March 31, 2005
(Dollar amounts in thousands)
(unaudited)
	Number of	Common	Additional Paid-in	Accumulated Distributions in excess of	Accumulated Other Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	217,457,528	$217	$1,940,018	$(54,750)	$241	$1,885,726

Net income	-	-	-	9,014	-	9,014
Unrealized gain on investment securities	-	-	-	-	34	34
Distributions declared	-	-	-	(39,059)	-	(39,059)
Proceeds from offering	66,351,621	67	664,655	-	-	664,722
Offering costs	-	-	(72,436)	-	-	(72,436)
Proceeds from dividend reinvestment program	2,010,963	2	19,102	-	-	19,104
Shares repurchased	(190,751)		(1,764)	-	-	(1,764)
Shares obligated to be repurchased as of March 31, 2005	-	-	(512)	-	-	(512)
Issuance of stock options and discounts on shares issued to affiliates	-	-	43	-	-	43

Balance at March 31, 2005	285,633,361	$286	$2,549,106	$(84,795)	$275	$2,464,872

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)
	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from operations:
Net income	$9,014	$36
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,232	2,599
Amortization	8,527	1,094
Amortization of acquired above market leases	1,470	338
Amortization of acquired below market leases	(2,860)	(357)
Rental income under master leases	1,787	-
Straight line rental income	(2,979)	-
Straight line lease expense	663	-
Minority interests	(470)	-
Loss from investments in unconsolidated entities	259	-
Issuance of stock options and discount on shares issued to affiliates	43	301
Realized gain on sale of treasury contracts	(8)	-
Write-off of bad debt	185	-
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $191 and $0 for March 31, 2005 and 2004, respectively.	(5,393)	(1,289)
Due from affiliates	(52)	-
Other assets	(347)	(276)
Accounts payable	1,364	(87)
Accrued interest payable	2,082	526
Accrued real estate taxes	5,364	851
Security deposits	300	596
Prepaid rental income and other liabilities	107	446
Net cash flows provided by operating activities	45,288	4,778
Cash flows from investing activities:
Purchase of investment securities and treasury contracts	(2,748)	-
Restricted escrows	(3,851)	-
Purchase of investment properties	(468,224)	(343,278)
Acquired in-place lease intangibles and customer relationship value	(33,010)	(31,583)
Acquired above market leases	(3,898)	(7,132)
Acquired below market leases	13,278	5,492
Contributions from minority interests - joint ventures	23,027	-
Distributions to minority interests - joint ventures	(6,209)	-
Payment of leasing fees	(85)	-
Tenant improvements payable	(288)	1,983
Other assets	(22,968)	(878)
Funding of notes receivable	(806)	-
Due to affiliates	1,094	(2,154)
Net cash flows used in investing activities	(504,688)	(377,550)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)
	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Cash flows from financing activities:
Proceeds from offering	664,722	292,488
Proceeds from the dividend reinvestment program	19,104	2,075
Shares repurchased	(1,764)	-
Payment of offering costs	(71,155)	(29,931)
Proceeds from mortgage debt and notes payable	382,382	180,768
Principal payments on mortgage debt	(333)	-
Lump-sum payoffs of mortgage debt	(35,742)	-
Proceeds from unsecured line of credit	-	65,000
Payment of loan fees and deposits	(9,896)	(2,385)
Distributions paid	(35,827)	(4,027)
Due from affiliates	654	(1,093)
Contribution from sponsor advances	-	1,167
Net cash flows provided by financing activities	912,145	504,062
Net increase in cash and cash equivalents	452,745	131,290
Cash and cash equivalents, at beginning of period	241,224	64,381
Cash and cash equivalents, at end of period	$693,969	$195,671
Supplemental disclosure of cash flow information:
Cash paid for interest	$20,939	$2,032
Consolidation of previously unconsolidated entities	$2,244	$-
Consolidation of previously unconsolidated entities - minority interest	(2,244)	-
Restricted cash	$4,815	$(2,340)
Restricted cash liability	(4,815)	2,340
Due from sponsor	$-	$(845)
Due to sponsor	-	845
Share repurchase program	$(512)	$-
Share repurchase program liability	512	-
Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties	$(484,344)	$(350,830)
Assumption of mortgage debt	15,982	-
Purchase price adjustments	138	-
Conversion of mortgage receivable to investment property	-	7,552
	$(468,224)	$(343,278)
Distributions payable	$14,610	$2,531
Accrued offering costs payable	$4,161	$3,469
Write-off of in-place lease intangibles	$849	$-
Write-off of above market lease intangibles	$7	$-
Write-off of below market lease intangibles	$139	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share amounts)

The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2004, which are included in the Company's 2004 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Report.

(1)  Organization and Basis of Accounting

Inland Western Retail Real Estate Trust, Inc. (the "Company") was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. The Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the "Business Manager/Advisor"), an Affiliate of the Company, to be the Business Manager/Advisor to the Company. On September 15, 2003, the Company commenced an initial public offering (the "initial public offering") of up to 250,000,000 shares of common stock at $10 each and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). Sales of shares for the initial public offering were completed on March 22, 2005. The Company filed a registration statement for an offering (the "second offering") which became effective on December 28, 2004 with the Securities and Exchange Commission for up to 250,000,000 shares of common stock at $10 each and up to 20,000,000 shares at $9.50 each pursuant to the DRP. Sales of shares in the second offering began in early January 2005.

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

The Company allows stockholders who purchase shares in the offerings to purchase additional shares from the Company by automatically reinvesting distributions through the DRP, subject to certain share ownership restrictions. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance, and are made at a price of $9.50 per share.

The Company will repurchase shares under the share repurchase program (the "SRP"), if requested, at least once quarterly on a first-come, first-served basis, subject to certain restrictions. Subject to funds being available, the Company will limit the number of shares repurchased during any calendar year to 5% of the weighted average number of shares outstanding during the prior calendar year. Funding for the SRP will come exclusively from proceeds that the Company receives from the sale of shares under the DRP and such other operating funds, if any, as the Company's board of directors, at its sole discretion, may reserve for this purpose. The board, at its sole discretion, may choose to terminate the SRP after the end of the offering period, or reduce the number of shares purchased under the program, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. A determination by the board to eliminate or reduce the SRP will require the unanimous affirmative vote of the independent directors.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs). The effects of all significant intercompany transactions have been eliminated.

The Company would consolidate certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity ("VIE") and it is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised ("FIN 46(R)")). For joint ventures that are not VIEs of which the Company owns less than 100% of the equity interest, the Company consolidates the property if it has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

The Company has a 95% ownership interest in the LLCs which own Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza and Tollgate Marketplace. However, the Company shares equally in major decisions. These entities are considered VIEs as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company and the 5% outside ownership interest is reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has a 60.9% ownership interest in, and is the controlling member of the LLC which owns Cardiff Hall East Apartments. The other members' interests in the property are reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has a 75% ownership in the LP which owns North Plaza Shopping Center. The other partners' interests in the property are reflected as minority interest in the accompanying Consolidated Financial Statements.

Minority interest is adjusted for additional contributions and distributions to minority holders as well as the minority holders' share of the net earnings or losses of each respective entity.

(2)  Summary of Significant Accounting Policies

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying Consolidated Balance Sheets.

The Company records lease termination income if there is a signed termination agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions. The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage. The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at March 31, 2005 consists of common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. Of the investment securities held on March 31, 2005, the Company has accumulated other comprehensive income of $275.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values. The Company considers various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The application of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the quarter ended March 31, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,470 was applied as a reduction to rental income for the three months ended March 31, 2005. Amortization pertaining to the below market lease costs of $2,860 was applied as an increase to rental income for the three months ended March 31, 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $7,816 for the three month period ended March 31, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to customer relationship value of $55 for the three months ended March 31, 2005.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at March 31, 2005.
	April 1, 2005 through December 31,
Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above
market lease costs	$(4,399)	(5,686)	(4,855)	(4,569)	(4,069)	(19,624)

Acquired below
market lease costs	8,071	10,017	9,040	8,035	7,213	54,028

Net rental income
increase	$3,672	4,331	4,185	3,466	3,144	34,404

Acquired in-place lease
intangibles	$22,121	29,494	29,494	29,440	28,169	123,996

Customer relationship value	$195	260	260	260	260	1,306

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements.

In accordance with SFAS No. 144, the Company performs a quarterly analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value. The valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Based upon the Company's judgment, no impairment was warranted as of March 31, 2005 or December 31, 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of the Company's properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years. These funds may be released to either the Company or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements. The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met. These amounts are recorded as restricted cash and restricted cash liabilities on the Consolidated Balance Sheets.

Restricted escrows primarily consist of lenders' restricted escrows and funds restricted through joint ventures.

Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value. Interest is recognized over the life of the note. The Company requires collateral for the notes.

A note is considered impaired pursuant to SFAS No. 114, ("SFAS 114") Accounting by Creditors for Impairment of a Loan. Pursuant to SFAS 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income, thereafter.

The carrying amount of the Company's debt approximates fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentations.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29, ("SFAS 153"). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS 153 will have a material impact on its Consolidated Financial Statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(3)  Transactions with Affiliates

The Business Manager/Advisor contributed $200 to the capital of the Company for which it received 20,000 shares of common stock.

As of March 31, 2005 and December 31, 2004, the Company had incurred $306,450 and $234,014 of offering costs for both the initial public offering and second offering, of which $228,971 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of March 31, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs are offset against the stockholders' equity accounts. Such costs totaled $228,971 and $175,509, of which $4,030 and $2,880 was unpaid at March 31, 2005 and December 31, 2004, respectively.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration. Such costs are included in general and administrative expenses to affiliates. For the three month periods ended March 31, 2005 and 2004, the Company incurred $981 and $266, respectively, of these costs. $1,127 and $957 remained unpaid as of March 31, 2005 and December 31, 2004, respectively, and are included in due to affiliates on the Consolidated Balance Sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Such fees totaled $91 and $4 for the three months ended March 31, 2005 and 2004, respectively. None remained unpaid as of March 31, 2005 and December 31, 2004.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .02% of the principal amount of each loan obtained on the Company's behalf. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three months ended March 31, 2005 and 2004, the Company paid loan fees totaling $900 and $368, respectively, to this affiliate. No amounts remained unpaid as of March 31, 2005 and December 31, 2004.

The Company may pay an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees for the three months ended March 31, 2004 because the Business Manager/Advisor agreed to forego such fees. The Company accrued fees totaling $925 for the three months ended March 31, 2005, all of which remained unpaid as of that date, and did forego any additional amount.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $3,683 and $413 for the three months ended March 31, 2005 and 2004, respectively. None remained unpaid as of March 31, 2005 and December 31, 2004.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 67,138 and 439,906 shares of common stock to affiliates and recognized an expense related to these discounts of $43 and $300 for the three months ended March 31, 2005 and 2004, respectively.

As of March 31, 2005 and December 31, 2004, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $52 and $654, respectively. During 2004, the sponsor advanced funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions were sufficient to cover the distributions. The sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying Consolidated Financial Statements. As of March 31, 2005 and December 31, 2004, the Company owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions for 2004. No funds have been advanced during 2005.

(4)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the three months ended March 31, 2005, the Company did not issue any new options. As of March 31, 2005 and December 31, 2004, there were a total of 17,500 options issued, of which none had been exercised or expired.

The per share weighted average fair value of options granted was $0.60 on the date of the grant using the Black Scholes option-pricing model with the following assumptions: expected dividend yield of 8%, risk free interest rate of 2.0%, expected life of five years and expected volatility rate of 18.0%. During the three months ended March 31, 2005 and 2004, the Company recorded $1 and $.75, respectively, of expense related to stock options.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(5) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company received payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods ranging from three months to three years after the date of purchase or until the spaces are leased. As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $4,811 and $3,025 as of March 31, 2005 and December 31, 2004, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2005	$283,877	*
2006	280,895
2007	271,043
2008	258,887
2009	236,251
Thereafter	1,494,534
Total	$2,825,487

* For the twelve month period from January 1, 2005 through December 31, 2005.

The remaining lease terms range from one year to 55 years. Pursuant to the lease agreements, tenants of the property are required to reimburse the Company for a portion or their entire pro rata share of the real estate taxes, operating expenses and management fees of the properties. Such amounts are included in tenant recovery income.

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2028 to 2096. For the three months ended March 31, 2005, ground lease rent was $1,458. No ground lease payments were required to be made during the three months ended March 31 2004. Minimum future rental payments to be paid under the ground leases are as follows:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

	Minimum Lease
	Payments
2005	$3,185	*
2006	3,191
2007	3,244
2008	3,247
2009	3,412
Thereafter	360,404
Total	$376,683

* For the twelve month period from January 1, 2005 through December 31, 2005.

(6) Notes Receivable

The notes receivable balance of $32,578 as of March 31, 2005 consisted of two installment notes, one from Newman Development Group of Gilroy, LLC (Gilroy) and one from Newman Development Group of Richland, LLC (Richland) that mature on July 15, 2005 and August 15, 2005, respectively. These notes are secured by first mortgages on Pacheco Pass Shopping Center and Quakertown Shopping Center, respectively and are guaranteed personally by the owners of Gilroy and Richland. Interest only is due in advance on the first of each month at a rate of 6.993% per annum for Gilroy and 7.5572% per annum for Richland. Upon closing, an interest reserve escrow totaling three months of interest payments was established for both notes.

(7) Mortgages and Note Payable

Mortgage loans outstanding as of March 31, 2005 were $2,144,760 and had a weighted average interest rate of 4.64%. Of this amount, $2,033,762 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.68% at March 31, 2005. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), a consolidated joint venture investment. Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 6.34%. The remaining $110,998 represented variable rate loans with a weighted average interest rate of 3.81% at March 31, 2005. Properties with a net carrying value of $3,449,702 at March 31, 2005 and related tenant leases are pledged as collateral. As of March 31, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through August 2023.

The following table shows the mortgage debt maturing during the next five years:
	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	846	1,217	58,156	47,584	965,872	960,087
Variable rate debt	-	-	-	-	110,998	-

The debt is cross-collateralized among properties in connection with the financings of: Heritage Towne Crossing and Eckerd Drug Stores in Norman and Edmond, OK; the Eckerd Drug Stores in Crossville, TN, Columbia and Greer, SC, and Kill Devil Hills, NC; the Academy Sports stores in Houma, LA, and Port Arthur, Midland and San Antonio, TX; Shaw's Supermarket and Shops at Park Place; and Fairgrounds Plaza and another one of the seller's properties located in Norwalk, CT which the Company currently does not intend to acquire.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

As part of the Plaza Santa Fe II loan assumption, a promissory note approximating $414 was executed between the Company and the seller for the total amount that the seller had paid into escrows under the loan agreement as of the acquisition date. The note bears interest at the rate of prime less 3.00%, payable to the seller upon maturity of the note in 2006. The seller also agreed to fund the Company's monthly required payments into this escrow for a period of two years. Each monthly payment funded by the seller increases the principal balance of the note payable. The outstanding note payable balance at March 31, 2005 is approximately $643.

(8)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000. The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 2.40% to 2.87% during the quarter ended March 31, 2005. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2005, the Company was in compliance with such covenants. There was no outstanding balance on the line as of March 31, 2005.

(9)  Investment in Unconsolidated Joint Ventures

On August 11, 2004, CR Investors, LLC, an entity wholly owned by Reisterstown Plaza Holdings, LLC (a joint venture entity consolidated by the Company), invested $5,782 to purchase a 36.5% tenancy in common interest in an apartment complex known as Courthouse Square located in Towson, MD.

On November 5, 2004, CRP Power Plant Investors, LLC, an entity wholly owned by Reisterstown Plaza Holdings, LLC (a joint venture entity consolidated by the Company), invested $15,000 to purchase a 37.5% interest in a retail/office complex known as The Power Plant located in Baltimore, MD. On the same day, CGW Power Plant Investors, LLC, an entity wholly owned by Gateway Village Holding, LLC (a joint venture entity consolidated by the Company), invested $5,000,000 to purchase a 12.5% interest in The Power Plant.

On November 5, 2004, CTC Pier IV Investors, LLC, an entity wholly owned by Towson Circle Holding, LLC (a joint venture entity consolidated by the Company), invested $5,000 to purchase a 16.67% interest in a retail/office complex known as Pier IV located in Baltimore, MD. On the same day, CTOLL Pier IV Investors, LLC, an entity wholly owned by Tollgate Marketplace Holding Company, LLC (a joint venture entity consolidated by the Company), invested $15,000,000 to purchase a 50.0% interest in Pier IV.

On December 29, 2004, CGW Louisville Investors, LLC, an entity wholly owned by Gateway Village Holding, LLC (a joint venture entity consolidated by the Company), invested $1,900 to purchase a 3.3% interest in a retail/office complex known as Louisville Galleria located in Louisville, KY. On the same day, CTOLL Louisville Investors, LLC, an entity wholly owned by Tollgate Marketplace Holding Company, LLC (a joint venture entity consolidated by the Company), invested $7,200,000 to purchase a 12.0% interest in Louisville Galleria. Also, on the same day, CCC Louisville Investors, LLC an entity wholly owned by Capital Centre Holdings, LLC (a joint venture entity consolidated by the Company), invested $19,100,000 to purchase a 31.8% member interest in Louisville Galleria.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheets and the Consolidated Statements of Operations includes the Company's share of net income or loss from the unconsolidated entity. For the three months ended March 31, 2005, all equity in earnings of unconsolidated entities was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

(10)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers and single-user net lease properties primarily in the western United States. The Company's shopping centers are typically anchored by discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

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

Net property operations are summarized in the following table for the three months ended March 31, 2005 and 2004, along with a reconciliation to net income.
	Three months ended	Three months ended
	March 31, 2005	March 31, 2004
Property rental income and additional property income	$90,787	$9,306
Total property operating expenses	(24,014)	(2,021)
Interest expense	(23,021)	(2,559)
Net property operations	43,752	4,726
Other income	2,611	211
Less non-property expenses:
General and administrative expenses	(1,884)	(1,208)
Advisor asset management fee	(925)	-
Depreciation and amortization	(34,759)	(3,693)
Realized gain on sale of treasury contracts	8	-
Minority interests	470	-
Equity in earnings (losses) of unconsolidated entities	(259)	-
Net income	$9,014	$36

The following table summarizes property asset information as of March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
Total assets:
Rental real estate	$4,112,908	$3,601,513
Non-segment assets	817,499	354,303

	$4,930,407	$3,955,816

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(11)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of March 31, 2005 and 2004, options to purchase 17,500 and 15,000 shares of common stock, respectively, at an exercise price of $8.95 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 251,114,531 and 32,314,792 for the three months ended March 31, 2005 and 2004, respectively.

(12)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $188,827 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004, the Company entered into two installment note agreements in which the Company is obligated to fund up to a total of $33,398. The notes have stated interest rates of 6.993% and 7.5572% per annum and mature in July 2005 and August 2005. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at March 31, 2005 was $32,578. Therefore, the Company may be required to fund up to an additional $820 on these notes.

The Company has obtained seven irrevocable letters of credit related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at March 31, 2005 is $26,538.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company has outstanding rate lock deposits in the amount of $13,499 as of March 31, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.45% to 5.13% for periods from 60 days to 90 days on approximately $980,000 in principal.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company is currently considering acquiring 34 properties for an estimated purchase price of $746,906. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(13)  Subsequent Events

The Company issued 24,008,871 shares of common stock and repurchased 56,154 shares of common stock from April 1, 2005 through May 2, 2005, resulting in gross proceeds of approximately $239,000.

The Company paid distributions of $14,610 to its stockholders in April 2005.

The Company acquired the following properties during the period April 1 to May 2, 2005. The respective acquisitions are detailed in the table below.
Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/01/05	The Brickyard Chicago, IL	1977/ 2004	76,900	234,081	Jewel-Osco Marshalls

04/11/05	Walgreens Northwoods, MO	2000	5,850	16,335	Walgreens

04/13/05	Greensburg Commons Greensburg, IN	1999	24,200	272,893	Wal-Mart Supercenter

04/14/05	Walgreens West Allis, WI	1999	4,415	13,956	Walgreens

04/18/05	Bear Creek Houston, TX	2002	19,406	87,912	HEB Grocery

04/18/05	Grapevine Crossing Grapevine, TX	2001	23,300	125,381	Best Buy Academy Sports and Outdoors

04/19/05	Publix Supermarket Mountain Brook, AL	2005	7,970	44,271	Publix

04/20/05	Bison Hollow Traverse City, MI	2004	19,525	134,798	Michaels Kohl's Bed, Bath & Beyond

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/29/05	Massillion Commons Massillion, OH	1986/ 2000	18,411	245,993	Home Depot Food 4 Less

04/29/05	Brown's Lane Middletown, RI	1985	11,425	74,715	Super Stop N Shop

04/29/05	Commons at Temecula Temecula, CA	1999	51,536	292,661	JoAnn Fabrics Linens 'N Things Sports Chalet Leisure Living Sportstore

04/29/05	Boulevard Plaza Pawtucket, RI	1994	17,068	103,471	Rojacks/Supervalue Auto Zone

04/29/05	Clear Shores Shopping Center Clear Lake Shores, TX	2003-2004	9,121	60,155	Office Depot Pier 1 Imports Dollar Tree

04/29/05	Vail Ranch Temecula, CA	2004-2005	24,525	101,766	Henry's Marketplace Sport Mart PETsMART

04/29/05	Cuyahoga Falls Market Center Cuyahoga Falls, OH	1998	15,062	76,361	PETsMART Linens 'N Things Deal $-Nothing over a Dollar

04/29/05	Edwards Multiplex Ontario, CA	2000	47,242	124,614	Edwards Multiplex

05/02/05	Edwards Multiplex Fresno, CA	1999	33,437	94,600	Edwards Multiplex

05/02/05	Page Field Commons Fort Meyers, FL	1999	46,507	322,051	Toys R Us Best Buy Linens 'N Things

05/02/05	University Square University Heights, OH	2003	54,481	287,172	Tops Supermarket T.J. Maxx JoAnn Fabrics

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The mortgage debt and financings obtained during the period April 1 to May 2, 2005, are detailed in the table below.
Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)

04/05/05	Phenix Crossing Phenix City, AL	5.030%	05/01/10	5,535

04/07/05	23rd Street Panama City, FL	5.060%	05/01/10	3,990

04/08/05	High Ridge Crossing High Ridge, MO	4.815%	04/11/10	7,439

04/11/05	Four Peaks Plaza Fountain Hills, PA	4.815%	04/11/10	17,072

04/12/05	Southgate Plaza Heath, OH	4.690%	05/01/10	6,740

04/13/05	Greensburg Commons Greensburg, IN	LIBOR + 1.55	05/12/09	14,200

04/19/05	CVS Pharmacy Montevallo, AL	4.690%	05/01/10	1,685

04/19/05	Stateline Station Kansas City, MO	5.007%	05/01/10	17,600

04/20/05	CarMax San Antonio TX	5.690%	05/01/10	8,030

04/20/05	Blockbuster at Five Forks Greenville, SC	4.815%	02/11/10	825

04/25/05	Plaza at Riverlakes Bakersfield, CA	4.700%	05/01/10	9,350

The Company is obligated under earnout agreements to pay for certain tenant space in its existing properties after the tenant moves into its space and begins paying rent. During the period from April 1 to May 2, 2005, the Company funded earnouts totaling $2,636 at 2 of its existing properties.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

On April 28, 2005, the Company funded the remaining principal amount on its notes receivable which originated in 2004. The Company is not obligated to make any further fundings on these notes.

On April 14, 2005, the Company funded approximately $18,900 as an initial funding against an approximate $43,150 construction loan on a property located in McKinney, TX. The construction loan has a stated interest rate of 8.50% and a maturity date of October 2007. The loan is secured by a first mortgage on the property.

On May 2, 2005, the Company funded approximately $9,000 as an initial funding against an approximate $86,000 construction loan on a property located in Southlake, TX. The construction loan has a stated interest rate of 7.48% and a maturity date of May 2007. The loan is secured by a first mortgage on the property and is guaranteed by individuals of the borrower.

During the period from April 1 to May 2, 2005, the Company entered into rate lock agreements which lock interest rates from 4.83% to 4.93% for periods of 90 days each on approximately $400,000 in principal.

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

The following discussion and analysis relates to the three months ended March 31, 2005 and 2004. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in March of 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of March 31, 2005, our portfolio consisted of 130 properties wholly-owned by us or the wholly-owned properties, five properties of which we own 95% or the 95%-owned joint venture properties and two properties of which we own less than 80% of or the other joint venture properties. Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are restricted assets. The properties in our portfolio (excluding the other joint venture properties) are located in 31 states and one Canadian province. At March 31, 2005, the portfolio (excluding the other joint venture properties) consisted of 99 multi-tenant shopping centers and 36 free-standing single-user net lease properties containing an aggregate of approximately 23,545,000 square feet of gross leasable area or GLA, of which approximately 98% of GLA was leased. Our anchor tenants include nationally and regionally recognized financial companies, grocers, and tenants who provide basic household goods and services. Of our total annualized portfolio revenue, approximately 50% is generated by anchor or credit tenants, including American Express, Zurich American Insurance Company, Best Buy, Ross Dress for Less, Bed Bath and Beyond, GMAC, Wal-Mart, Publix Supermarkets, and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds. During the three months ended March 31, 2005, we purchased 24 properties (excluding the other joint venture properties), of which 12 were not located in our primary geographical area of interest. We purchased these 12 properties because we had the unique opportunity of taking advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the Western United States. We expect this trend to continue through the end of the year. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria. At March 31, 2005, approximately 50% of the GLA we owned was located west of the Mississippi River. We are unable to determine the ultimate geographic location of our portfolio of properties at this stage of our capital raise and acquisition of properties.

The retail sector outperformed other property types in 2004 primarily as a result of strong consumer spending throughout the economic downturn and recovery. Same-store sales, a key measure of retail industry strength, rose 3.8 percent in 2004, the largest gain since 2000, according to the International Council of Shopping Centers.

How the retail sector performs this year will depend largely on whether current levels of consumer spending are sustainable. Spending increases likely to result from additional employment gains this year may be offset by rising energy prices and reduced consumer spending in other areas. The ultimate impact of recent mergers by several large retailers are uncertain; however, retail real estate supply-demand fundamentals remain favorable and continued demand by retailers for more lease space is likely to support rent increases and create development opportunities, particularly in metro markets where retailers seek to expand. The National Association of Realtors (NAR) is projecting retail vacancy rates will decline this year and is also forecasting retail rent growth will be the best of all commercial property types.

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

We continually monitor the financial condition of our tenants both at the corporate and property levels. We currently own properties which have Toys R Us, Pier 1 Imports, Bombay and Bally Total Fitness as tenants. These tenants have experienced recent financial losses. Our rental revenue from these tenants' stores represented approximately 2.1% of the portfolio's annualized base rental income (excluding the other joint venture properties) as of May 2, 2005.

In some cases, if one of these tenants vacates their space due to the inability to meet its financial obligations, the opportunity exists for us to re-let the space at a significantly higher rent.

We have completed our initial public offering of common stock with a total raise of $2,500,000 as of March 22, 2005. On December 28, 2004, our second offering was declared effective for up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our distribution reinvestment program or DRP. We began selling shares of the second offering in January 2005. We raised on average approximately $228,000 per month during the first quarter of 2005.

As of March 31, 2005, we owned, through separate limited partnership, limited liability company, or joint venture agreements, a portfolio of 135 properties (excluding the other joint venture properties) at which approximately 98% of gross leasable area was physically leased and 99% was economically leased.

The following is a summary of the properties we owned as of March 31, 2005 (excluding the other joint venture properties):
	Multi-Tenant		Single-User
	Number of	Square	Number of	Square
Geographic Area	Properties	Feet	Properties	Feet

West
Arizona, California, Utah, Washington, New Mexico, Colorado, Nevada	18	3,888,921	3	850,782

Southwest
Arkansas, Louisiana, Oklahoma, Texas	22	3,431,136	11	1,004,857

Midwest
Illinois, Iowa, Kansas, Minnesota, Missouri, Michigan, Indiana, Wisconsin, Ohio, Ontario, Canada	12	2,508,172	8	2,856,937

Northeast
Maryland, New York, Connecticut, Rhode Island, Pennsylvania	15	3,091,320	1	65,658

Southeast
Florida, South Carolina, Alabama, Georgia, Tennessee, North Carolina	32	4,368,360	13	1,478,865

Totals	99	17,287,909	36	6,257,099

The following is a summary of the properties we acquired during the quarter ended March 31, 2005:
	Gross Leasable Area	Date	Year Built/	Amount of Mortgage Payable at
Property	(Sq Ft)	Acquired	Renovated	03/31/05

Multi-Tenant
Cottage Plaza	85,363	02/05	2004-2005	$13,025
Pawtucket, RI

Fairgrounds Plaza	58,970	01/05	2002-2004	15,941
Middletown, NY

Four Peaks Plaza	122,058	03/05	2004	-
Fountain Hills, PA

High Ridge Crossing	76,857	03/05	2004	-
High Ridge, MO

Holliday Towne Center	83,122	02/05	2003	8,050
Duncansville, PA

Lake Forest Crossing	25,440	03/05	2004	-
McKinney, TX

Magnolia Square	116,049	02/05	2004	10,265
Houma, LA

Midtown Center	319,072	01/05	1986-1987	28,228
Milwaukee, WI

Southgate Plaza	85,920	03/05	1998-2002	-
Heath, OH

Stateline Station	141,686	03/05	2003-2004	-
Kansas City, MO

Trenton Crossing	214,060	02/05	2003	19,307
McAllen, TX

The Village at Quail Springs	100,404	02/05	2003-2004	5,740
Oklahoma City, OK

Subtotal Multi-Tenant	1,429,001			100,556
Single-User
Academy Sports	70,910	01/05	2004	3,933
San Antonio, TX

American Express	306,710	01/05	1983/1987	25,380
Markham, Ontario, Canada

American Express	395,787	03/05	1982	30,149
Taylorsville, UT

Blockbuster at Five Forks	6,000	03/05	2004-2005	-
Greenville, SC

CarMax	60,772	03/05	1998	-
San Antonio, TX

Cinemark Theatre	70,183	03/05	2000	-
Woodridge, IL

CVS Pharmacy	13,824	03/05	2004	-
Jacksonville, FL

CVS Pharmacy	10,055	03/05	2001	-
Montevallo, AL

CVS Pharmacy	13,824	03/05	2004	-
Saginaw, TX

Hobby Lobby	60,000	01/05	2004	3,025
Concord, NC

Maytag Distribution Center	750,000	01/05	2004	12,740
Iowa City, IA

Stanley Works/Mac Tools	72,500	01/05	2004	5,500
Westerville, OH
Subtotal Single-User	1,830,565			80,727

Total first quarter acquisitions	3,259,566			$181,283

In addition to the properties listed above, during the first quarter of 2005 we consolidated an additional other joint venture property. The property is a 338,054 square foot multi-tenant shopping center called North Plaza, and is located in Parkville, MD. The property had a mortgage payable with a balance of $30,800 at March 31, 2005.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standard or SFAS No. 144, we conduct an analysis on a quarterly basis to determine if indicators of impairment exist to ensure that the property's carrying value does not exceed its fair value. If this were to occur, we are required to record an impairment loss. The valuation and possible subsequent impairment of investment properties is a significant estimate that can and does change based on our continuous process of analyzing each property and reviewing assumptions about uncertain inherent factors, as well as the economic condition of the property at a particular point in time. No impairment losses have been taken in any year of our operation.

Cost Capitalization and Depreciation Policies

 Our policy is to review all expenses paid and capitalize any items exceeding $5 which are deemed to be an upgrade or a tenant improvement. These costs are capitalized and are included in the investment properties classification as an addition to buildings and improvements.

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

The application of SFAS No. 141 and SFAS No. 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the quarter ended March 31, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $1,470 was applied as a reduction to rental income for the three months ended March 31, 2005. Amortization pertaining to the below market lease costs of $2,860 was applied as an increase to rental income for the three months ended March 31, 2005.

The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $7,816 for the three months ended March 31, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease. We incurred $55 of amortization expense pertaining to customer relationship value for the three months ended March 31, 2005.

The table below presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and below market lease costs for properties owned at March 31, 2005:
	April 1, 2005 through December 31,
Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above
market lease costs	$(4,399)	(5,686)	(4,855)	(4,569)	(4,069)	(19,624)

Acquired below
market lease costs	8,071	10,017	9,040	8,035	7,213	54,028

Net rental income
increase	$3,672	4,331	4,185	3,466	3,144	34,404

Acquired in-place lease
intangibles	$22,121	29,494	29,494	29,440	28,169	123,996

Customer relationship value	195	260	260	260	260	1,306

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

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of our properties. Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income. These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements. Master lease payments are received through a draw of funds escrowed at the time of purchase and may cover a period from three months to three years. These funds may be released to either us or the seller when certain leasing conditions are met. Restricted cash includes funds received by third party escrow agents, from sellers, pertaining to master lease agreements. We record such escrows as both an asset and a corresponding liability, until certain leasing conditions are met.

We accrue lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, we provide for losses related to unrecovered intangibles and other assets.

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

Potential future sources of capital include proceeds from the public or private offering of our equity or debt securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers and single-user net leased properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us. We continue to explore ways to manage our excess cash in order to enhance returns on our investments.

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs. Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property. We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or rehabbed) and can be met with funds from operations and working capital. We believe that our current capital resources (including cash on hand) and anticipated financings are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

Offering. As of March 31, 2005, subscriptions for a total of 285,844,941 shares had been received from the public for both offerings, which include the 20,000 shares issued to the business manager/advisor and 5,089,966 shares distributed pursuant to the DRP as of March 31, 2005. As a result of such sales, we received a total of $2,855,873 of gross offering proceeds as of March 31, 2005.

Mortgage Debt. Mortgage loans outstanding as of March 31, 2005 were $2,144,760 and had a weighted average interest rate of 4.64%. Of this amount, $2,033,762 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.68% at March 31, 2005. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), an other joint venture property which we consolidate. Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 6.34%. The remaining $110,998 represented variable rate loans with a weighted average interest rate of 3.81% at March 31, 2005. As of March 31, 2005, scheduled maturities for our outstanding mortgage indebtedness had various due dates through August 2023.

During the period from April 1, 2005 through May 2, 2005 we obtained mortgage financing on properties that we purchased during 2004 and 2005 totaling $92,466 that require monthly payments of interest only and bear interest at a range of 4.69% to 5.06% per annum.

Line of Credit. We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000. The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 2.40% to 2.87% during the quarter ended March 31, 2005. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2005, we were in compliance with such covenants. There was no outstanding balance on the line as of March 31, 2005.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of March 31, 2005, we issued 5,089,966 shares pursuant to the DRP for an aggregate amount of $48,355.

Subject to certain restrictions, the share repurchase program or SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices:

One year from the purchase date, at $9.25 per share;
Two years from the purchase date, at $9.50 per share;
Three years from the purchase date, at $9.75 per share; and
Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale. As of March 31, 2005, 211,580 shares have been repurchased for a total of $1,957.

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

We believe that we should place mortgage debt on or leverage our properties at approximately 50% of their value. We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties. Accordingly, mortgage loans will generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the quarter ended March 31, 2005, we closed on mortgage debt with a principal amount of $364,979. In addition, we consolidated one new mortgage in the amount of $30,800 in connection with one of the other joint venture properties. All new loans represented fixed rate loans which bear interest rates between 4.30% and 5.69%. We also paid off $35,742 of mortgage debt on four properties with variable interest rates ranging between 4.16% and 4.81%.

With the exception of the mortgage loans on Plaza Santa Fe II, Shops at Forest Commons and Henry Town Center, all of our outstanding loans that have closed may be prepaid with a penalty after specific lockout periods. The mortgage loans on Plaza Santa Fe II, Shops at Forest Commons and Henry Town Center, have no prepayment privileges.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. We have outstanding rate lock deposits in the amount of $13,499 as of March 31, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.45% to 5.13% for periods from 60 days to 90 days on approximately $980,000 in principal.

During the period from April 1, 2005 to May 2, 2005, we entered into rate lock agreements which lock interest rates from 4.83% to 4.93% for periods of 90 days each on approximately $400,000 in principal.

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

Cash Flows From Operating Activities

Cash flows provided by operating activities were $45,288 and $4,778 for the three month periods ended March 31, 2005 and 2004, respectively, which is due primarily to net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 137 properties (including the other joint venture properties) owned as of March 31, 2005, compared to 19 properties owned as of March 31, 2004.

Cash Flows From Investing Activities

Cash flows used in investing activities were $504,688 and $377,550, respectively, for the three month periods ended March 31, 2005 and 2004. Cash flows used in investing activities were primarily used for the acquisition of 24 wholly-owned properties and one other joint venture property for $468,224 and 11 wholly-owned properties for $343,278 during the three months ended March 31, 2005 and 2004, respectively.

As of May 2, 2005, we had approximately $425,000 available for investment in additional properties. As of May 2, 2005 we are considering the acquisition of approximately $746,906 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our current experience in raising funds in our offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $912,145 and $504,062, respectively, for the three month periods ended March 31, 2005 and 2004. We generated proceeds from the sale of shares, net of offering costs paid, of $612,671 and $264,632 for the three month periods ended March 31, 2005 and 2004, respectively. We also generated $382,382 and $180,767 from the issuance of new mortgages secured by 26 of our wholly-owned properties and one other joint venture property and nine of our wholly-owned properties for the three month periods ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2004, we generated $65,000 from funding on the line of credit. We paid $9,896 and $2,385 for loan fees and $35,827 and $4,027 in distributions to our stockholders for the three months ended March 31, 2005 and 2004, respectively. The sponsor advanced us amounts to pay a portion of the 2004 distributions until funds available for distribution were sufficient to cover distributions.

Given the current size of our offering, as of May 2, 2005, we could raise approximately $2,000,000 of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of March 31, 2005 and December 31, 2004, we had incurred $306,450 and $234,014 of offering costs for both the initial public offering and the second offering, of which $228,971 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of March 31, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offerings. Any excess amounts at the completion of the offering will be reimbursed by our business manager/advisor.

Our business manager/advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offerings. In addition, an affiliate of our business manager/advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $228,971 and $175,509, of which $4,030 and $2,880 were unpaid at March 31, 2005 and December 31, 2004, respectively.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration. Such costs are included in general and administrative expenses to affiliates. During the three months ended March 31, 2005, we incurred $981 and $266, respectively, of these costs. As of March 31, 2005 and December 31, 2004, $1,127 and $957, respectively, remained unpaid and are included in due to affiliates on the Consolidated Balance Sheets.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee. Such costs are included in property operating expenses to affiliates. The agreement allows for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Such fees totaled $91 and $4 for the three months ended March 31, 2005 and 2004, respectively. None remained unpaid as of March 31, 2005 and December 31, 2004.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .02% of the principal balance of mortgage loans obtained. Such costs are capitalized as loan fees and amortized over the respective loan term. During the three months ended March 31, 2005 and 2004, we paid loan fees totaling $900 and $368, respectively, to this affiliate. No amounts remained unpaid as of March 31, 2005 and December 31, 2004.

We may pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of average assets as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. We neither paid nor accrued such fees for the three months ended March 31, 2004 because our business manager/advisor agreed to forego such fees. For the three months ended March 31, 2005, we accrued fees totaling $925, all of which remained unpaid as of that date, and did forego any additional amount.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred property management fees of $3,683 and $413, for the three months ended March 31, 2005 and 2004, respectively. None remained unpaid as of March 31, 2005 and December 31, 2004.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 67,138 and 439,906 shares of common stock to affiliates and recognized an expense related to these discounts of $43 and $300 for the three months ended March 31, 2005 and December 31, 2004, respectively.

As of March 31, 2005 and December 31, 2004, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $52 and $654. During 2004, our sponsor advanced us amounts to pay a portion of distributions to our stockholders until funds available for distribution were sufficient to cover the distributions. Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due. As of March 31, 2005 and December 31, 2004, we owe funds to our sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2005.
Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt
Fixed rate	$2,571,442	96,891	248,564	1,166,459	1,059,528
Variable rate	130,005	4,250	9,113	116,642	-

Ground lease payments	$376,683	3,189	6,437	6,662	360,395

The table includes interest payments to which we are contractually obligated under long term debt agreements.

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2028 to 2096. The property attached to the land will revert back to the lessor at the end of the lease.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing. We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $188,827 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

During 2004, we entered into two installment note agreements in which we are obligated to fund up to a total of $33,398. The notes have stated interest rates of 6.993% and 7.5572% per annum and mature in July 2005 and August 2005, respectively. Each note requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at March 31, 2004 was $32,578. Therefore, we may be required to fund up to an additional $820 on these notes.

We have obtained seven irrevocable letters of credit related to loan fundings against earnout spaces at certain properties. Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at March 31, 2005 is $26,538.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. We have outstanding rate lock deposits in the amount of $13,499 as of March 31, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.45% to 5.13% for periods from 60 days to 90 days on approximately $980,000 in principal.

We are currently considering acquiring 34 properties for an estimated purchase price of $746,906. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

The following discussion is based primarily on our Consolidated Financial Statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,551	$127,195
March 31, 2004	11	2,118,799	$384,053
June 30, 2004	23	4,177,192	$713,925
September 30, 2004	26	5,694,760	$869,128
December 31, 2004	43	7,418,455	$1,241,693
March 31, 2005	24	3,338,251	$491,854

Total	135	23,545,008	$3,827,848

The table above excludes other joint venture properties.

Rental Income, Tenant Recoveries and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $74,063 and $7,553 and all additional property income was $16,724 and $1,753 for the three months ended March 31, 2005 and 2004, respectively. The increase was due primarily to 137 properties (including the other joint venture properties) owned and operated for the three month period ended March 31, 2005 compared to 19 properties for the three month period ended March 31, 2004.

Other Income Other income consists of interest income earned primarily on short term investments that are held by us and other non-operating income earned by us. Other income was $2,619 and $211 for the three months ended March 31, 2005 and 2004, respectively. The increase was due primarily to the amount of cash that was invested in short term investments for the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers. These expenses were $1,884 and $1,208 for the three months ended March 31, 2005 and 2004, respectively. The increase in general and administrative expenses resulted from increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

Property Operating Expenses. Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots. These expenses were $24,014 and $2,021 for the three months ended March 31, 2005 and 2004, respectively. The increase was due primarily to 137 properties (including the other joint venture properties) owned and operated for the three month period ended March 31, 2005 compared to 19 properties for the three month period ended March 31, 2004.

Depreciation and Amortization. Depreciation expense was $26,232 and $2,599 and is due to depreciation on the 137 properties (including the other joint venture properties) and 19 properties owned during the three months ended March 31, 2005 and 2004, respectively. Amortization expense was $8,527 and $1,094 which was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $265,000 and $40,000 and the amortization of loan and leasing fees of approximately $29,000 and $2,000 during the three months ended March 31, 2005 and 2004, respectively.

Interest. Interest was $23,021 and $2,599 for the three months ended March 31, 2005 and 2004, respectively, and the increase was due to the financing on 122 properties (including the other joint venture properties) compared to 11 properties as of March 31, 2005 and 2004, respectively.

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

Three months ended
March 31, 2005
Net income	$9,014

Add: Depreciation and amortization related to investment properties	34,129

Less: Depreciation and amortization related to consolidated joint ventures	(502)

Funds from operations	$42,641

FFO does not represent cash generated from operating activities calculated in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

Physical Occupancy

Physical occupancy percentages are one of the financial indicators we use to monitor the income performance of our properties.

The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties (excluding the other joint venture properties) as of March 31, 2005 and December 31, 2004. The weighted average gross leasable area occupied at March 31, 2005 and December 31, 2004 was 97% and 96%, respectively. N/A indicates the property was not owned by us at the end of the period.
		March 31,2005		December 31, 2004
		GLA		GLA
Property	Location	Occupied	(%)	Occupied	(%)

23rd Street Plaza *	Panama City, FL	50,701	95	50,701	95
Academy Sports	Houma, LA	60,001	100	60,001	100
Academy Sports	Midland, TX	61,150	100	61,150	100
Academy Sports	Port Arthur, TX	61,001	100	61,001	100
Academy Sports	San Antonio, TX	70,910	100	N/A	N/A
Alison's Corner	San Antonio, TX	55,066	100	55,066	100
American Express	DePere, WI	132,336	100	132,336	100
American Express	Greensboro, NC	389,377	100	389,377	100
American Express	Ft. Lauderdale, FL	376,348	100	376,348	100
American Express	Markham, Ontario, Canada	306,710	100	N/A	N/A
American Express	Minneapolis, MN	541,542	100	541,542	100
American Express - 19th Avenue	Phoenix, AZ	117,556	100	117,556	100
American Express - 31st Avenue	Phoenix, AZ	337,439	100	337,439	100
American Express	Taylorsville, UT	395,787	100	N/A	N/A
Arvada Connection and Arvada Marketplace*	Arvada, CO	343,819	92	336,302	90
Azalea Square*	Summerville, SC	187,342	99	185,242	97
Bed, Bath & Beyond Plaza	Miami, FL	96,096	99	96,056	99
Best on the Boulevard*	Las Vegas, NV	161,809	79	161,809	79
Blockbuster at Five Forks	Greenville, SC	6,000	100	N/A	N/A
Bluebonnet Parc*	Baton Rouge, LA	128,289	95	128,289	95
Boulevard at the Capital Centre*	Largo, MD	461,503	96	434,917	92
CarMax	San Antonio, TX	60,772	100	N/A	N/A
Cinemark Theatre	Woodridge, IL	70,183	100	N/A	N/A
The Columns*	Jackson, TN	169,427	98	166,227	96
Coram Plaza	Coram, NY	130,494	91	132,494	92
CorWest Plaza*	New Britain, CT	114,023	99	114,023	99
Cottage Plaza	Pawtucket, RI	78,863	92	N/A	N/A
Cranberry Square	Cranberry Township, PA	180,585	92	180,585	92
CVS Pharmacy (Eckerd Drug Store)	Edmund, OK	13,824	100	13,824	100
CVS Pharmacy (Eckerd Drug Store)	Norman, OK	13,824	100	13,824	100
CVS Pharmacy	Jacksonville, FL	13,824	100	N/A	N/A
CVS Pharmacy	Montevallo, AL	10,055	100	N/A	N/A
CVS Pharmacy	Saginaw, TX	13,824	100	N/A	N/A
CVS Pharmacy	Sylacauga, AL	10,055	100	10,055	100
Darien Towne Center	Darien, IL	217,558	97	210,010	94
Davis Towne Crossing	North Richland Hills, TX	36,735	92	31,091	91
Denton Crossing*	Denton, TX	281,540	99	266,040	95
Dorman Center - Phase I & II*	Spartanburg, SC	379,067	98	381,467	98
Eastwood Towne Center*	Lansing, MI	326,655	98	322,722	97
Eckerd Drug Store	Columbia, SC	13,440	100	13,440	100
Eckerd Drug Store	Crossville, TN	13,824	100	13,824	100
Eckerd Drug Store	Greer, SC	13,824	100	13,824	100
Eckerd Drug Store	Kill Devil Hills, NC	13,824	100	13,824	100
Edgemont Town Center*	Homewood, AL	70,055	90	70,055	90
Evans Towne Centre	Evans, GA	73,295	97	73,295	97
Fairgrounds Plaza	Middletown, NY	58,970	100	N/A	N/A
Five Forks	Simpsonville, SC	64,173	100	60,673	95
Forks Town Center	Easton, PA	87,300	94	88,660	96
Four Peaks Plaza	Fountain Hills, AZ	122,058	100	N/A	N/A
Fox Creek Village*	Longmont, CO	99,507	87	94,833	83
Fullerton Metrocenter*	Fullerton, CA	242,091	96	236,356	93
Gateway Pavilions*	Avondale, AZ	289,793	96	244,020	81
Gateway Plaza	Southlake, TX	334,030	93	334,030	93
Gateway Station	College Station, TX	19,537	100	19,537	100
Gateway Village	Annapolis, MD	271,304	99	261,807	96
GMAC	Winston-Salem, NC	501,064	100	501,064	100
Governor's Marketplace*	Tallahassee, FL	223,902	97	218,437	94
Green's Corner	Cumming, GA	85,271	100	85,271	100
Gurnee Town Center*	Gurnee, IL	172,188	96	172,188	96
Harris Teeter	Wilmington, NC	57,230	100	57,230	100
Harvest Towne Center*	Knoxville, TN	37,755	89	42,235	100
Henry Town Center*	McDonough, GA	443,096	99	444,296	100
Heritage Towne Crossing	Euless, TX	78,639	98	72,119	98
Hickory Ridge	Hickory, NC	380,487	100	380,487	100
High Ridge Crossing*	High Ridge, MO	72,657	95	N/A	N/A
Hobby Lobby	Concord, NC	60,000	100	N/A	N/A
Holliday Towne Center*	Duncansville, PA	70,322	85	N/A	N/A
Huebner Oaks Center	San Antonio, TX	282,286	98	282,286	98
Irmo Station	Irmo, SC	90,960	91	90,960	91
John's Creek Village	Duluth, GA	156,582	100	141,802	100
Kohl's/Wilshire Plaza	Kansas City, MO	88,248	100	88,248	100
La Plaza Del Norte*	San Antonio, TX	311,740	97	303,245	95
Lake Forest Crossing	McKinney, TX	25,440	100	N/A	N/A
Lake Mary Pointe	Orlando, FL	47,902	94	48,952	96
Lakewood Towne Center*	Lakewood, WA	550,613	95	550,613	95
Larkspur Landing	Larkspur, CA	158,291	92	156,313	90
Lincoln Park	Dallas, TX	148,806	100	148,806	100
Low Country Village*	Bluffton, SC	76,385	100	75,241	98
MacArthur Crossing	Los Colinas, TX	108,535	98	107,759	98
Manchester Meadows	Town and Country, MO	445,272	98	442,272	97
Mansfield Towne Crossing	Mansfield, TX	105,286	100	95,277	100
Magnolia Square*	Houma, LA	107,249	92	N/A	N/A
Maytag Distribution Center	Iowa City, IA	750,000	100	N/A	N/A
McAllen Shopping Center	McAllen, TX	17,625	100	17,665	100
Mesa Fiesta	Mesa, AZ	194,892	100	194,892	100
Midtown Center	Milwaukee, WI	312,468	98	N/A	N/A
Mitchell Ranch Plaza*	New Port Richey, FL	193,604	97	190,404	95
Newnan Crossing I & II	Newnan, GA	392,050	99	392,050	100
Newton Crossroads	Covington, GA	77,096	98	78,896	100
North Ranch Pavilions	Thousand Oaks, CA	57,238	91	55,928	89
North Rivers Town Center	Charleston, SC	141,204	100	141,204	100
Northgate North	Seattle, WA	297,006	98	297,006	98
Northpointe Plaza*	Spokane, WA	373,207	99	373,207	99
Northwoods Center	Wesley Chapel, FL	74,647	100	74,647	100
Oswego Commons	Oswego, IL	187,666	100	186,451	99
Paradise Valley Marketplace*	Phoenix, AZ	73,700	80	72,704	79
Pavilion at King's Grant	Concord, NC	79,109	100	79,109	100
Peoria Crossings*	Peoria, AZ	209,211	98	209,211	98
Phenix Crossing	Phenix City, AL	53,817	95	53,817	95
Pine Ridge Plaza	Lawrence, KS	230,510	100	230,510	100
Placentia Town Center	Placentia, CA	110,962	100	107,658	97
Plaza at Marysville	Marysville, WA	111,656	97	111,656	97
Plaza at Riverlakes*	Bakersfield, CA	100,836	98	102,836	100
Plaza Santa Fe II*	Santa Fe, NM	218,589	98	218,589	98
Pleasant Run Towne Center	Cedar Hill, TX	201,185	100	201,587	100
Promenade at Red Cliff	St. George, UT	85,336	90	89,561	95
Reisterstown Road Plaza*	Baltimore, MD	773,794	98	749,370	97
Saucon Valley Square	Bethlehem, PA	80,695	100	80,695	100
Shaw's Supermarket	New Britain, CT	65,658	100	65,658	100
Shoppes at Lake Andrew	Viera, FL	144,733	100	144,772	100
The Shoppes at Park West*	Mt. Pleasant, SC	61,426	95	61,426	95
Shoppes at Quarterfield	Severn, MD	59,417	96	59,417	96
Shoppes of New Hope*	Dallas, GA	70,610	100	64,310	91
Shoppes of Prominence Point*	Canton, GA	76,658	98	76,658	98
The Shops at Boardwalk*	Kansas City, MO	107,006	87	99,881	81
Shops at Forest Commons	Round Rock, TX	34,756	100	34,756	100
Shops at Park Place	Plano, TX	114,418	98	115,460	99
Southgate Plaza	Heath, OH	85,920	100	N/A	N/A
Southlake Town Square*	Southlake, TX	452,311	99	450,595	96
Stanley Works/Mac Tools	Westerville, OH	72,500	100	N/A	N/A
Stateline Station*	Kansas City, MO	130,870	92	N/A	N/A
Stilesboro Oaks	Acworth, GA	80,772	100	80,772	100
Stony Creek Marketplace	Noblesville, IN	153,796	100	153,796	100
Tollgate Marketplace	Bel Air, MD	392,587	100	392,587	100
Towson Circle*	Towson, MD	108,679	94	108,679	94
Trenton Crossing	McAllen, TX	214,060	100	N/A	N/A
University Town Center	Tuscaloosa, AL	57,250	100	57,250	100
The Village at Quail Springs	Oklahoma City, OK	100,404	100	N/A	N/A
Village Shoppes at Simonton*	Lawrenceville, GA	60,815	92	58,015	87
Wal-Mart Supercenter	Blytheville, AR	183,047	100	183,047	100
Wal-Mart Supercenter	Jonesboro, AR	149,704	100	149,704	100
Watauga Pavilion*	Watauga, TX	200,775	98	199,767	97
Winchester Commons*	Memphis, TN	91,424	98	91,424	98
Wrangler	El Paso, TX	316,800	100	316,800	100
Zurich Towers	Schaumburg, IL	895,418	100	895,418	100

		23,015,238		19,580,618

* As part of the purchase of these properties, we are entitled to receive payments in accordance with a master lease agreement for space which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased. The percentage in the table above does not include non-revenue producing space covered by the master lease agreement. The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 82% and 99% at March 31, 2005.

Subsequent Events

We issued 24,008,871 shares of common stock and repurchased 56,154 shares of common stock from April 1, 2005 through May 2, 2005, resulting in a total of 309,586,078 shares of common stock outstanding at May 2, 2005. As of May 2, 2005, subscriptions for a total of 303,944,656 shares had been received resulting in total gross offering proceeds of approximately $3,039,000. An additional 5,909,156 shares had been issued pursuant to the DRP for approximately $56,000 of additional gross proceeds and 267,734 had been repurchased in connection with the SRP for approximately $2,500.

We paid distributions of $14,610 to our stockholders in April 2005.

We acquired the following properties during the period April 1 to May 2, 2005. The respective acquisitions are summarized in the table below.
Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

04/01/05	The Brickyard Chicago, IL	1977/ 2004	76,900	234,081	Jewel-Osco Marshalls

04/11/05	Walgreens Northwoods, MO	2000	5,850	16,335	Walgreens

04/13/05	Greensburg Commons Greensburg, IN	1999	24,200	272,893	Wal-Mart Supercenter

04/14/05	Walgreens West Allis, WI	1999	4,415	13,956	Walgreens

04/18/05	Bear Creek Houston, TX	2002	19,406	87,912	HEB Grocery

04/18/05	Grapevine Crossing Grapevine, TX	2001	23,300	125,381	Best Buy Academy Sports and Outdoors

04/19/05	Publix Supermarket Mountain Brook, AL	2005	7,970	44,271	Publix

04/20/05	Bison Hollow Traverse City, MI	2004	19,525	134,798	Michaels Kohl's Bed, Bath & Beyond

04/29/05	Massillion Commons Massillion, OH	1986/ 2000	18,411	245,993	Home Depot Food 4 Less

04/29/05	Brown's Lane Middletown, RI	1985	11,425	74,715	Super Stop N Shop

04/29/05	Commons at Temecula Temecula, CA	1999	51,536	292,661	JoAnn Fabrics Linens 'N Things Sports Chalet Leisure Living Sportstore

04/29/05	Boulevard Plaza Pawtucket, RI	1994	17,068	103,471	Rojacks/Supervalue Auto Zone

04/29/05	Clear Shores Shopping Center Clear Lake Shores, TX	2003-2004	9,121	60,155	Office Depot Pier 1 Imports Dollar Tree

04/29/05	Vail Ranch Temecula, CA	2004-2005	24,525	101,766	Henry's Marketplace Sportmart PETsMART

04/29/05	Cuyahoga Falls Market Center Cuyahoga Falls, OH	1998	15,062	76,361	PETsMART Linens 'N Things Deal $-Nothing over a Dollar

04/29/05	Edwards Multiplex Ontario, CA	2000	47,242	124,614	Edwards Multiplex

05/02/05	Edwards Multiplex Fresno, CA	1999	33,437	94,600	Edwards Multiplex

05/02/05	Page Field Commons Fort Meyers, FL	1999	46,507	322,051	Toys R Us Best Buy Linens 'N Things
05/02/05	University Square University Heights, OH	2003	54,481	287,172	Tops Supermarket T.J. Maxx JoAnn Fabrics

The mortgage debt and financings obtained during the period April 1 to May 2, 2005, are detailed in the table below.
Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)

04/05/05	Phenix Crossing Phenix City, AL	5.030%	05/01/10	5,535

04/07/05	23rd Street Panama City, FL	5.060%	05/01/10	3,990

04/08/05	High Ridge Crossing High Ridge, MO	4.815%	04/11/10	7,439

04/11/05	Four Peaks Plaza Fountain Hills, PA	4.815%	04/11/10	17,072

04/12/05	Southgate Plaza Heath, OH	4.690%	05/01/10	6,740

04/13/05	Greensburg Commons Greensburg, IN	LIBOR + 1.55	05/12/09	14,200

04/19/05	CVS Pharmacy Montevallo, AL	4.690%	05/01/10	1,685

04/19/05	Stateline Station Kansas City, MO	5.007%	05/01/10	17,600

04/20/05	CarMax San Antonio TX	5.690%	05/01/10	8,030

04/20/05	Blockbuster at Five Forks Greenville, SC	4.815%	02/11/10	825

04/25/05	Plaza at Riverlakes Bakersfield, CA	4.700%	05/01/10	9,350

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent. During the period from April 1 to May 2, 2005, we funded earnouts totaling $2,636 at 2 of our existing properties.

On April 28, 2005, we funded the remaining principal amount on our notes receivable which originated in 2004. We are not obligated to make any further fundings on these notes.

On April 14, 2005, we funded approximately $18,900 as an initial funding against an approximate $43,150 construction loan on a property located in McKinney, TX. The construction loan has a stated interest rate of 8.50% and a maturity date of October 2007. The loan is secured by a first mortgage on the property.

On May 2, 2005, we funded approximately $9,000 as an initial funding against an approximate $86,000 construction loan on a property located in Southlake, TX. The construction loan has a stated interest rate of 7.48% and a maturity date of May 2007. The loan is secured by a first mortgage on the property and is guaranteed by individuals of the borrower.

During the period from April 1 to May 2, 2005, we entered into rate lock agreements which lock interest rates from 4.83% to 4.93% for periods of 90 days each on approximately $400,000 in principal.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants. The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties. As of March 31, 2005, we owned 36 single-user net lease properties.

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

The fair value of our debt approximates its carrying amount as of March 31, 2005.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt (mortgage loans)	846	1,217	58,156	47,584	965,872	960,087
Variable rate debt (including note payable)	-	643	-	-	110,998	-

Average interest rate on debt:
Fixed rate debt	5.86	5.87	4.50	4.67	4.71	4.67
Variable rate debt	-	2.75	-	-	3.81	-

We have $111,641 of variable rate interest averaging 3.81% as of March 31, 2005. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of March 31, 2005, interest expense increases by $1,116 on an annual basis.

The table incorporates only those exposures that exist as of March 31, 2005. It does not consider those exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal accounting and financial officers. Based upon that evaluation, our chief executive officer and our principal accounting and financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered, pursuant to registration statements under the Securities Act of 1933, the initial offering and second offering or our offerings on a best efforts basis of 500,000,000 shares at $10.00 per share, subject to discounts in certain cases; up to 40,000,000 shares at $9.50 per share pursuant to our DRP.

As of March 31, 2005, we have sold the following securities in the initial offering and second offering for the following aggregate offering prices:

*	280,734,975	shares on a best efforts basis for $2,807,318; and
*	5,089,966	shares pursuant to the DRP for $48,355
*	(211,580)	shares repurchased pursuant to the SRP for $1,957

The total of shares and gross offering proceeds from our offerings as of March 31, 2005 is 285,613,361 shares for $2,853,716. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our business manager/advisor for $200 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering through March 31, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
		E=Estimated
Type of Expense	Amount	A=Actual
Underwriting discounts and commissions	$294,956	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	1,503	A
Other expenses paid to non-affiliates	9,991	A
Total expenses	$306,450

The net offering proceeds to us for our offering periods, after deducting the total expenses paid and accrued as described above, are $2,547,265.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
		E=Estimated
Use of Proceeds	Amount	A=Actual
Construction of plant, building and facilities	$-	A
Purchase of real estate	1,794,895	A
Acquisition of other businesses	-	A
Repayment of indebtedness	36,250	A
Working capital (currently)	25,473	E
Temporary investments (currently)	690,647	A
Other uses	-	A
Total uses	$2,547,265

Of the amount used for purchases of real estate, $24,000 was paid to affiliates of our business manager/advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  See Item (c) below

(b)  Reports on Form 8-K

     The following reports on Form 8-K were filed during the quarter of the period covered by this report.

Report on Form 8-K dated January 3, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated January 5, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated January 21, 2005
Item 1.01 Entry into a Material Definitive Agreement
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated January 25, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated February 1, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated February 9, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated February 10, 2005
Item 1.01 Entry into a Material Definitive Agreement
Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated February 15, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated February 18, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated March 1, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated March 8, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated March 21, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 8.01 Other Events
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K dated March 29, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated January 5, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated February 1, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated February 18, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated March 8, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

(c)  Exhibits:

EXHIBIT NO.	DESCRIPTION

1.1*	Form of Dealer Manager Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Securities Corporation.

1.2*	Form of Soliciting Dealers Agreement by and between Inland Securities Corporation and the Soliciting Dealers.

3.1*	First Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

3.2.1*	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005.

4.1*	Specimen Certificate for the Shares.

5*	Opinion of Duane Morris LLP as to the legality of the Shares being registered.

8*	Opinion of Duane Morris LLP as to tax matters.

10.1*	Form of Escrow Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association.

10.2*	Form of Advisory Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.

10.2.1*	Amended and Restated Advisory Agreement dated December 28, 2004.

10.2.2*	Second Amended and Restated Advisory Agreement dated December 28, 2004.

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

10.4.1*

Property Acquisition Agreement dated February 10, 2005 by and between Inland Real Estate Acquisitions, Inc, Inland Western Retail Real Estate Trust, Inc., and Inland Western Retail Real Estate Advisory Services, Inc.

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.7*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.

10.8*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.

10.9*	Share Repurchase Plan.

10.10*	Agreement for Purchase and Sale (Re: Stoney Creek) dated November 11, 2003.

10.11*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.

10.12*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.

10.13*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.14*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.

10.15*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.

10.16*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.

10.17*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.

10.18*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.19*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.20*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.

10.21*	Purchase and Sale Agreement (Re: Shaws Supermarkets- New Britain) dated November 20, 2003.

10.22*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.

10.23*	Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.

10.24*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.

10.25*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.

10.26*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.

10.27*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.

10.28*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.

10.29*	Assignment (Re: Darien Towne Center) dated December 19, 2003.

10.30*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket - New Britain) dated December 30, 2003.

10.31*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.32*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.33*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.

10.34*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.35*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.36*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.37*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.38*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.39*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.

10.40*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.

10.41*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.

10.42*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.

10.43*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.44*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.45*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.46*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.47*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.

10.48*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket - New Britain) dated January 2004.

10.49*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.

10.50*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.51*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.52*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.

10.53*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003.

10.54*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.

10.55*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.

10.56*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.

10.57*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.

10.58*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.

10.59*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.

10.60*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.

10.61*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.62*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.

10.63*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.64*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.

10.65*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.

10.66*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.

10.67*	Assignment (Re: Larkspur Landing) dated January 14, 2004.

10.68*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.

10.69*	Agreement of Sale (Re: Peoria Crossing) dated January, 2004

10.70*	Letter Agreement to Purchase (Re: Heritage Towne Crossing) dated January 8, 2004.

10.71*	Secured Promissory Note Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.72*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.73*	Guaranty Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.74*	Guaranty - II Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.75*	Assignment of Contract (Re: Hickory Ridge ) dated January 9, 2004.

10.76*	Promissory Note Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.77*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.78*	Non-Recourse Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.79*	Payment Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.80*	Secured Promissory Note Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.81*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.82*	Guaranty Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.83*	Promissory Note Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.84*	Exceptions to Non-Recourse Guaranty Agreement Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.85*	Loan Agreement No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.86*	Post Closing and Indemnity Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.87*	Vacancy Escrow Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.88*	General Assignment (Re: Heritage Towne Crossing) dated March 5, 2004.

10.89*	Assignment of Contract (Re: Heritage Towne Crossing) dated March 5, 2004.

10.90*	Assignment of Contract (Re: Dorman Center) dated December 29, 2003.

10.91*	Amended Purchase Agreement (Re: Dorman Center) dated December 10, 2003.

10.92*	Dorman Center Pier 1 Escrow (Re: Dorman Center) dated March 4, 2004.

10.93*	Dorman Center Escrow (Re: Dorman Center) dated March 4, 2004.

10.94*	Mortgage Note Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.95*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Dorman Center) dated April 9, 2004.

10.96*	Transitional Security (Phase II) Reserve Agreement (Re: Dorman Center) dated April 9, 2004.

10.97*	Guaranty Agreement Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.98*	Promissory Note: (Re: Heritage Towne Crossing) dated April 26, 2004.

10.99*	Promissory Note: (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.100*	Promissory Note: (Re: Eckerds - Norman, OK.) dated April 26, 2004.

10.101*	Loan Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.102*	Post-Closing Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.103*	Guaranty Agreement Regarding Cross-Collateralization (Re: Heritage Towne Crossing) dated April 26, 2004.

10.104*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.105*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Norman, OK.) dated April 26, 2004.

10.106*	Assignment of Contract (Re: Promenade at Red Cliff) dated February 13, 2004.

10.107*	Assignment of Contract (Re: Peoria Crossings) dated March 3, 2004.

10.108*	Post Closing Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.109*	Master Lease Escrow Agreement (Re: Peoria Crossings) dated February 4, 2004.

10.110*	Tax Proration Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.111*	Promissory Note Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.112*	Loan Agreement -Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.113*	Assignment of Contract (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.114*	Revised Letter Agreement to Purchase (Re: Paradise Valley Marketplace) dated January 21, 2004.

10.115*	Escrow Agreement (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.116*	Assignment and Assumption of Purchase and Sale Agreement (Re: Best on the Boulevard) dated April 4, 2004.

10.117*	Post-Closing Agreement (Re: Best on the Boulevard) dated April 14, 2004.

10.118*	Amended Purchase and Sale Agreement (Re: Best on the Boulevard) dated March 29, 2004.

10.119*	Assignment and Assumption of Purchase and Sales Agreement (Re: Bluebonnet Parc) dated April 21, 2004.

10.120*	Escrow Agreement (Re: Bluebonnet Parc) dated April 22, 2004.

10.121*	Letter Agreement to Purchase (Re: Bluebonnet Parc) dated February 4, 2004.

10.122*	Loan Agreement (Re: Bluebonnet Parc) dated May 7, 2004.

10.123*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Alison's Corner) dated April 20, 2004.

10.124*	Post Closing Agreement (Re: Alison's Corner) dated April 28, 2004.

10.125*	Amended Purchase and Sale Agreement (Re: Alison's Corner) dated April 23, 2004.

10.126*	Promissory Note (Re: Alison's Corner) dated May 10, 2004.

10.127*	Loan Agreement (Re: Alison's Corner) dated May 10, 2004.

10.128*	Letter Agreement Regarding Escrow (Re: Alison's Corner) dated May 10, 2004.

10.129*	Post-Closing Agreement (Re: Alison's Corner) dated May 10, 2004.

10.130*	Assignment and Assumption of Purchase and Sales Agreement (Re: North Rivers Town Center) dated April 27, 2004.

10.131*	Post-Closing Agreement (Re: North Rivers Town Center) dated April 2004.

10.132*	Amended Agreement for Purchase and Sale (Re: North Rivers Town Center) dated April 26, 2004.

10.133*	Assignment and Assumption of Purchase and Sales Agreement (Re: Eastwood Towne Center) dated May 12, 2004.

10.134*	Revised Letter Agreement (Re: Eastwood Towne Center) dated March 29, 2004.

10.135*	Master Fund Escrow Agreement (Eastwood Towne Center) dated May 13, 2004.

10.136*	Holdback Agreement (Re: Eastwood Towne Center) dated May 13, 2004.

10.137*	Bill of Sale, Assignment and Assumption of Contracts (Re: Eastwood Towne Center) dated May 13, 2004.

10.138*	Assignment and Assumption of Purchase and Sales Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

10.139*	Bill of Sale, Assignment and Assumption of Contracts (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.140*	Purchase and Sale Agreement (Re: Arvada Connection and Arvada Marketplace) dated March 31, 2004.

10.141*	Escrow Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.142*	Redevelopment Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

10.143*	Easements With Covenants and Restrictions Affecting Land (Re: Arvada Marketplace) dated April 29, 2004.

10.144*	Assignment of Contract (Re: Watauga Pavilion) dated May 20, 2004.

10.145*	Amended Purchase and Sale Agreement (Re: Watauga Pavilion) dated May 11, 2004.

10.146*	Post-Closing Escrow and Master Lease Agreement (Re: Watauga Pavilion) dated May 21, 2004.

10.147*	CAM Reconciliation Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.148*	Reinstatement of and First Amendment to Agreement of Purchase and Sale (Re: Northpointe Plaza) dated April 2004.

10.149*	Vacancy Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.150*	Promissory Note - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.151*	Loan Agreement - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.152*	Promissory Note (Re: North Rivers Town Center) dated June 3, 2004.

10.153*	Mortgage and Security Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.154*	Post-Closing Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.155*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Kill Devil Hills, NC) dated March 18, 2004.

10.156*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Greer, SC) dated April 1, 2004.

10.157*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Columbia, SC) dated March 18, 2004.

10.158*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Crossville, TN) dated March 18, 2004.

10.159*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 58108 (Re: Peoria Crossing) dated June 3, 2004.

10.160*	Loan Agreement (Re: North Rivers Town) dated June 3, 2004.

10.161*	Secured Promissory Note Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.162*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.163*	Guaranty Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.164*	Mortgage Note Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.165*	Mortgage - Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.166*	Guaranty Agreement Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.167*	Secured Promissory Note Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.168*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.169*	Notice of Final Agreement Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.170*	Guaranty Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.171*	General Assignment (Re: Northpointe Plaza) dated May 25, 2004.

10.172*	Post Closing and Indemnity Agreement (Re: Northpointe Plaza) dated May, 2004.

10.173*	Promissory Note (Re: Northpointe Plaza) dated June 4, 2004.

10.174*	Loan Agreement (Re: Northpointe Plaza) dated June 4, 2004.

10.175*	Deed of Trust, Security Agreement and Fixture Filing (Re: Northpointe Plaza) dated June 4, 2004.

10.176*	Revised Letter Agreement to Purchase (Re: Plaza Santa Fe) dated December 4, 2004.

10.177*	Promissory Note Secured By Leasehold Deed of Trust (Re: Plaza Santa Fe) dated November 22, 2002.

10.178*	Leasehold Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing Loan No. 31-0900141A (Re: Plaza Santa Fe) dated November, 2002.

10.179*	Assignment of Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated June 4, 2004.

10.180*	Assignment and Assumption Agreement Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated May 26, 2004.

10.181*	Amended Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated March 30, 2004.

10.182*	Assignment of Contract (Re: Huebner Oaks Center) dated June 8, 2004.

10.183*	Agreement of Purchase and Sale (Re: Huebner Oaks Center).

10.184*	Secured Promissory Note 1 Loan No. 753971 (Re: Huebner Oaks Center) dated June 22, 2004.

10.185*	Secured Promissory Note 2 Loan No. 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.186*	Deed of Trust, Security Agreement and Assignment of Rents Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.187*	Guaranty Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.188*	Notice of Final Agreement Loan Nos. 753971 and 753972 (Huebner Oaks Center) dated June 22, 2004.

10.189*	Amended Letter Purchase Agreement (Re: John's Creek Village) dated June 18, 2004.

10.190*	Earn-out Agreement (Re: John's Creek Village) dated June 23, 2004.

10.191*	Assignment of Contract (Re: Lakewood Towne Center) dated June, 2004.

10.192*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Re: Lakewood Towne Center) dated May 6, 2004.

10.193*	Escrow and Leasing Agreement (Re: Lakewood Towne Center) dated June, 2004.

10.194*	Commitment Letter Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.195*	Deed of Trust Note A Loan No. 122498 (Re: Lakewood Towne Center) dated June 28, 2004.

10.196*	Deed of Trust Note B Loan No. 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.197*	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Lakewood Towne Center) dated June 28, 2004.

10.198*	First Amendment to Escrow and Leasing Agreement Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.199*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Prominence Point) dated June 30, 2004.

10.200*	Assignment of Purchase and Sale Agreement (Re: Northgate North) dated June 24, 2004.

10.201*	Amended Agreement to Purchase and Sale Agreement (Re: Northgate North) dated June 23, 2004.

10.202*	Escrow Agreement Regarding July Rents (Re: Northgate North) dated June 30, 2004.

10.203*	Escrow Agreement Regarding Bassett TI Work/Leasing Commission (Re: Northgate North) dated June, 2004.

10.204*	Access Agreement (Re: Northgate North) dated June 30, 2004.

10.205*	Post Closing and Indemnity Agreement (Re: Davis Towne Crossing) dated June 30, 2004.

10.206*	Letter Agreement to Purchase (Re: Davis Towne Crossing) dated April 21, 2004.

10.207*	** NOT USED

10.208*	Assignment of Purchase and Sale Agreement (Re: Fullerton Metrocenter) dated June 24, 2004.

10.209*	Post Closing and Indemnity Agreement (Re: Fullerton Metrocenter) dated June, 2004.

10.210*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Fullerton Metrocenter) dated June 30, 2004.

10.211*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Low Country Village) dated June 30, 2004.

10.212*	Post Closing Agreement (Re: Low Country Village) dated June 30, 2004.

10.213*	Agreement of Purchase and Sale (Re: Low Country Village) dated May 20, 2004.

10.214*	Installment Note (Re: Pacheco Pass) dated June 30, 2004.

10.215*	Loan Proceeds Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.216*	Interest Reserve Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.217*	Loan Guaranty Agreement (Secured Note) (Re: Pacheco Pass) dated June 30, 2004.

10.218*	Escrow Agreement (Re: Shoppes at Boardwalk) dated July 1, 2004.

10.219*	Secured Promissory Note Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.220*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.221*	Guaranty Loan No. 75348 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.222*	Property Reserves Agreement Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.223*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Dallas) dated July 1, 2004.

10.224*	Assignment of Purchase Agreement (Re: Plaza Santa Fe II) dated May 25, 2004.

10.225*	Assignment of Contract (Re: Eckerds - Greer) dated May 2004.

10.226*	Assignment of Contract (Re: Eckerds - Kill Devil Hills) dated May 2004.

10.227*	Assignment of Contract (Re: Eckerds - Crossville) dated May 2004.

10.228*	Assignment of Contract (Re: Eckerds - Columbia) dated May 2004.

10.229*	Promissory Note (Re: Eckerds - Crossville) dated July 21, 2004.

10.230*	Post-Closing Agreement (Re: Eckerds - Crossville) dated July 21, 2004.

10.231*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Crossville) dated July 21, 2004.

10.232*	Promissory Note (Re: Eckerds - Columbia) dated July 21, 2004.

10.233*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Columbia) dated July 21, 2004.

10.234*	Promissory Note (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.235*	Post-Closing Agreement (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.236*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.237*	Promissory Note (Re: Eckerds - Greer) dated July 21, 2004.

10.238*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Greer) dated July 21, 2004.

10.239*	Loan Agreement (Re: Eckerds - Crossville, Columbia, Greer and Kill Devil Hills) dated July 21, 2003.

10.240*	Promissory Note (Re: Pine Ridge Plaza) dated July 27, 2004.

10.241*	Loan Agreement (Re: Pine Ridge Plaza) dated July 27, 2004.

10.242*	Earn-Out Agreement (Re: Johns Creek Village) dated June 23, 2004.

10.243*	Transitional Security (Phase II) Reserve Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.244*	Mortgage Note (Re: Johns Creek Village) dated June 28, 2004.

10.245*	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.246*	Guaranty Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.247*	Post-Closing Agreement (Re: Fullerton Metrocenter) dated July 9, 2004.

10.248*	Promissory Note (Re: Fullerton Metrocenter) dated July 9, 2004.

10.249*	Loan Agreement (Re: Fullerton Metrocenter) dated July 9, 2004.

10.250*	Deed of Trust Note (Re: Northgate North) dated July 2004.

10.251*	Letter Agreement (Re: Northgate North) dated July 14, 2004.

10.252*	Closing Certificate (Re: Northgate North) dated July 2004.

10.253*	Limited Payment Guaranty (Re: Northgate North) dated July 2004.

10.254*	Post-Closing Agreement (Re: Cranberry Square) dated July 2004.

10.255*	Loan Agreement (Re: Cranberry Square) dated July 2004.

10.256*	Letter Agreement (Re: Tollgate Marketplace) dated July 21, 2004.

10.257*	Closing Certificate (Re: Tollgate Marketplace) dated July 21, 2004.

10.258*	Mortgage Note (Re: Tollgate Marketplace) dated July 21, 2004.

10.259*	Post Closing Delivery Covenant (Re: Tollgate Marketplace) dated July 21, 2004.

10.260*	Indemnity Guaranty (Re: Tollgate Marketplace) dated July 21, 2004.

10.261*	Real Estate Purchase Contract (Re: Wal-Mart Supercenter - Blytheville) dated May 28, 2004.

10.262*	Letter Agreement (Re: Gateway Village) dated July 21, 2004.

10.263*	Closing Certificate (Re: Gateway Village) dated July 21, 2004.

10.264*	Mortgage Note A (Re: Gateway Village) dated July 21, 2004.

10.265*	Mortgage Note B (Re: Gateway Village) dated July 21, 2004.

10.266*	Indemnity Guaranty (Re: Gateway Village) dated July 21, 2004.

10.267*	Post Closing Delivery Covenant (Re: Gateway Village, Towson Circle, and Tollgate Marketplace) dated July 21, 2004.

10.268*	Letter Agreement (Re: Towson Circle) dated July 21, 2004.

10.269*	Closing Certificate (Re: Towson Circle) dated July 21, 2004.

10.270*	Mortgage Note A (Re: Towson Circle) dated July 21, 2004.

10.271*	Mortgage Note B (Re: Towson Circle) dated July 21, 2004.

10.272*	Indemnity Guaranty (Re: Towson Circle) dated July 21, 2004.

10.273*	Letter Agreement (Re: Gateway Plaza Shopping Center) dated May 20, 2004.

10.274*	Promissory Note (Re: Wrangler Company Western Headquarters and Distribution Facility) dated July 26, 2004.

10.275*	Loan Agreement (Re: Wrangler Company Western Headquarters and Distribution Facility) Dated July 26, 2004.

10.276*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.

10.277*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.

10.278*	Forks Town Center China Moon Escrow (Re: Forks Town Center) dated July 27, 2004.

10.279*	Earn Out Agreement (Re: Forks Town Center) dated July 27, 2004.

10.280*	Promissory Note (Re: Academy Sports and Outdoors - Houma) dated August 4, 2004.

10.281*	Loan Agreement (Re: Academy Sports and Outdoors - Houma) dated August 4, 2004.

10.282*	Promissory Note (Re: Reisterstown Plaza) dated August 4, 2004.

10.283*	Letter Agreement (Re: Reisterstown Plaza) dated July 30, 2004.

10.284*	Loan Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.285*	Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.286*	Limited Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.287*	Post-Closing Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.288*	Letter Agreement (Re: Wal-Mart Supercenter - Jonesboro) dated June 4, 2004.

10.289*	Promissory Note (Re: Wal-Mart Supercenter - Jonesboro) dated August 6, 2004.

10.290*	Loan Agreement (Re: Wal-Mart Supercenter - Jonesboro) dated August 6, 2004.

10.291*	Promissory Note Loan No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.292*	Loan Agreement No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.293*	Promissory Note Loan No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

10.294*	Loan Agreement No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

10.295*	Assignment of Contract (Re: Shops at Boardwalk) dated July 1, 2004.

10.296*	Letter Agreement to Purchase (Re: Shops at Boardwalk) dated March 2004.

10.297*	Amended Agreement of Sale (Re: Shops at Boardwalk) dated April 15, 2004.

10.298*	Assignment of Contract (Re: Cranberry Square) dated June 23, 2004.

10.299*	Letter Agreement to Purchase (Re: Cranberry Square) dated April 27, 2004.

10.300*	Construction Agreement (Re: Dorman Center Phase II) dated July 15, 2004.

10.301*	Escrow Agreement (Re: Dorman Center Phase II) dated July 14, 2004.

10.302*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Plaza) dated July 21, 2004.

10.303*	Amended Purchase and Sale Agreement (Re: Gateway Plaza) dated July 15, 2004.

10.304*	Letter Agreement to Purchase (Re: Gateway Plaza) dated May 20, 2004.

10.305*	Assignment of Contract (Re: Plaza at Marysville) dated July 26, 2004.

10.306*	Reinstated and Amended Purchase and Sale Agreement (Re: Plaza at Marysville) dated July 23, 2004.

10.307*	Purchase and Sale Agreement (Re: Plaza at Marysville) dated May 6, 2004.

10.308*	Letter Agreement to Purchase (Re: Forks Town Center) dated August 10, 2004.

10.309*	Mortgage Note Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

10.310*	Limited Payment Guarantee Agreement Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

10.311*	Post-Closing Agreement (Re: Village Shoppes at Simonton) dated August 9, 2004.

10.312*	Escrow and Guarantee Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.313*	Assignment and Assumption of Purchase and Sale Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.314*	Letter Agreement to Purchase (Re: Village Shoppes at Simonton) dated April 30, 2004.

10.315*	Secured Promissory Note Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

10.316*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Manchester Meadows) dated August 24, 2004.

10.317*	Guaranty Agreement Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

10.318*	Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.319*	St. Louis Playscapes Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.320*	Assignment and Assumption of Purchase and Sale Agreement (Re: Manchester Meadows) dated August 2004.

10.321*	Purchase and Sale Agreement (Re: Manchester Meadows) dated July 13, 2004.

10.322*	Amended and Restated Promissory Note Loan No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.

10.323*	Post-Closing Agreement (Re: Governor's Marketplace) dated August 2004.

10.324*	Loan Agreement No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.

10.325*	Master Lease Escrow Agreement (Re: Mitchell Ranch Plaza) dated August 23, 2004.

10.326*	Agreement of Purchase and Sale (Re: Mitchell Ranch Plaza) dated July 20, 2004.

10.327*	Master Lease Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.328*	Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.329*	Assignment (Re: John's Creek Village) dated June 23, 2004.

10.330*	Assignment (Re: Shoppes at Prominence Point) dated June 30, 2004.

10.331*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes at Prominence Point) dated June 18, 2004.

10.332*	Assignment (Re: Shoppes of Dallas) dated July, 2 2004.

10.333*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes of Dallas) dated June 29, 2004.

10.334*	Letter Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.335*	Mortgage Note A Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.336*	Mortgage Note B Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.337*	Deed to Secure Debt and Security Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.338*	NOT USED

10.339*	Contribution Agreement (Re: Tollgate Marketplace) dated July 19, 2004.

10.340*	Contribution Agreement (Re: Gateway Village) dated July 21, 2004.

10.341*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.

10.342*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.

10.343*	Assignment of Contract (Re: Forks Town Center) dated June 18, 2004.

10.344*	Reinstated and Amended Contract (Re: Forks Town Center) dated July 2, 2004.

10.345*	NOT USED

10.346*	Contribution Agreement (Re: Towson Circle) dated July 2004.

10.347*	Letter Agreement (Re: Gateway Plaza) dated August 19, 2004.

10.348*	Deed of Trust Note Loan No. 122520 (Re: Gateway Plaza) dated August 19, 2004.

10.349*	Limited Payment Guaranty (Re: Gateway Plaza) dated August 19, 2004.

10.350*	Contribution Agreement (Re: Reisterstown Road Plaza) dated July 2004.

10.351*	Letter Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.352*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.353*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.354*	Deed to Secure Debt and Security Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.355*	Amendment Agreement (Re: Governor's Marketplace) dated August 12, 2004.

10.356*	Master Lease Escrow Agreement (Re: Governor's Marketplace) dated August 17, 2004.

10.357*	Secured Promissory Note Loan No. 754065 (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.358*	Mortgage and Security Agreement (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.359*	Guaranty (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.360*	Assignment (Re: The Columns) dated August 24, 2004.

10.361*	Amendment Agreement (Re: The Columns) dated August 2, 2004.

10.362*	Letter Agreement (Re: The Columns) dated October 1, 2004.

10.363*	Mortgage Note A Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.364*	Mortgage Note B Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.365*	Installment Note (Re: Quakertown) dated August 25, 2004.

10.366*	Loan Guaranty Agreement (Re: Quakertown) dated August 25, 2004.

10.367*	Amended Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.368*	Assignment and Assumption of Purchase and Sale Agreement (Re: Lincoln Park) dated September 1, 2004.

10.369*	Amended and Restated Purchase and Sale Agreement (Re: Lincoln Park) dated August 6, 2004.

10.370*	Promissory Note (Re: Lincoln Park) dated October 8, 2004.

10.371*	Loan Agreement (Re: Lincoln Park) dated October 8, 2004.

10.372*	Assignment and Assumption of Purchase and Sale Agreement (Re: Harvest Towne Center) dated September 2004.

10.373*	Amended Purchase Agreement (Re: Harvest Towne Center) dated August 2004.

10.374*	Easement Indemnity Escrow Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.375*	Master Lease Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.376*	Amended and Restated Promissory Note (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.377*	Loan Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.378*	Amended and Restated Limited Guaranty Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.379*	Post Closing Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.380*	Agreement of Sale (Re: GMAC Insurance Building) dated August 2004.

10.381*	Escrow Agreement (Re: GMAC Insurance Building) dated September 2004.

10.382*	Guaranty (Re: GMAC Insurance Building) dated September 2004.

10.383*	Promissory Note (Re: GMAC Insurance Building) dated September 29, 2004.

10.384*	Loan Agreement (Re: GMAC Insurance Building) dated September 29, 2004.

10.385*	Promissory Note (Re: Saucon Valley Square) dated September 7, 2004.

10.386(	Loan Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.387*	Amended Agreement to Option to Purchase Real Property (Re: Azalea Square) dated September 29, 2004.

10.388*	Amended Agreement to Contract for Sale and Purchase (Re: Edgemont Town Center) dated November 23, 2004.

10.389*	Assignment (Re: University Town Center) dated November 23, 2004.

10.390*	Amended Agreement to Contract for Sale and Purchase (Re: University Town Center) dated November 19, 2004.

10.391*	Promissory Note (Re: Azalea Square) dated November 11, 2004.

10.392*	Loan Agreement (Re: Azalea Square) dated November 11, 2004.

10.394*	Loan Agreement (Re: Manfield Towne Crossing) dated November 12, 2004.

10.395*	Amendment to Loan Documents (Re: The Columns) dated November 2, 2004.

10.396*	Mortgage Note A Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.397*	Mortgage Note B Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.398*	Promissory Note (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.399*	Loan Agreement (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.400*	Promissory Note (Re:Oswego Commons) dated November 23, 2004.

10.401*	Loan Agreement (Re: Oswego Commons) dated November 23, 2004.

10.402*	Promissory Note (Re:Zurich Towers) dated November 23, 2004.

10.403*	Loan Agreement (Re: Zurich Towers) dated November 23, 2004.

10.404*	Assignment and Assumption of Purchase and Sale Agreement (Bed, Bath & Beyond Plaza) dated September 2004.

10.405*	Agreement to Purchase (Re: Bed, Bath & Beyond Plaza) dated March 24, 2004.

10.406*	Amended Ground Lease Agreement (Re: Bed, Bath & Beyond Plaza) dated May 28, 2004.

10.407*	Letter Agreement to Purchase (Re: Publix - Mt. Pleasant) dated August 27, 2004.

10.408*	Agreement of Purchase and Sale (Re: Denton Crossing) dated August 20, 2004.

10.409*	Escrow Agreement (Re: Denton Crossing) dated October 18, 2004.

10.410*	Letter Agreement to Purchase (Re: Oswego Commons) dated July 21, 2004.

10.411*	Agreement of Purchase and Sale (Re: Gurnee Town Centre) dated October 5, 2004.

10.412*	Vacancy Escrow Agreement (Re: Gurnee Town Centre) dated October 29, 2004.

10.413*	Assignment of Contract (Re: Mansfield Town Crossing) dated November 3, 2004.

10.414*	Amended Letter Agreement to Purchase (Re: Mansfield Town Crossing) dated October 29, 2004.

10.415*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Mansfield Town Crossing) dated October 20, 2004.

10.416*	Assignment of Contract (Re: Fox Creek Village) dated November 21, 2004.

10.417*	Amended Letter Agreement (Re: Fox Creek Village) dated November 15, 2004.

10.418*	Escrow Agreement (Re: Fox Creek Village) dated November 22, 2004.

10.419*	Letter Agreement to Purchase (Re: Winchester Commons) dated September 8, 2004.

10.420*	Escrow Agreement (Re: Winchester Commons) dated November 5, 2004.

10.421*	Assignment of Contract (Re: Zurich Towers) dated November 2, 2004.

10.422*	Purchase and Sale Agreement (Re: Zurich Towers) dated November 2, 2004.

10.423*	Assignment of Contract (Re: Denton Crossing) dated October 12, 2004.

10.424*	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.425*	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.426*	Guaranty Agreement (Re: Denton Crossing) dated December 7, 2004.

10.427*	Assignment of Purchase Agreement (Re: Plaza at Riverlakes) dated October 21, 2004.

10.428*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Plaza at Riverlakes) dated October 20, 2004.

10.429*	Assignment of Contract (Re: Gurnee Town Center) dated October 26, 2004.

10.430*	Promissory Note (Re: Gurnee Town Center) dated December 20, 2004.

10.431*	Loan Agreement (Re: Gurnee Town Center) dated December 20, 2004.

10.432*	Mortgage Note (Re: Fox Creek Village) dated December 23, 2004.

10.433*	Loan Letter Agreement (Re: Fox Creek Village) dated December 23, 2004.

10.434*	Assignment of Contract (Re: Five Forks) dated December 6, 2004.

10.435*	Agreement of Purchase and Sale (Re: Five Forks) dated September 10, 2004.

10.436*	Assignment of Real Estate Purchase Contract (Re: Placentia Town Center) dated November 29, 2004.

10.437*	Reinstated and Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Placentia Town Center) dated November 4, 2004.

10.438*	Promissory Note (Re: Placentia Town Center) dated December 21, 2004.

10.439*	Loan Agreement (Re: Placentia Town Center) dated December 21, 2004.

10.440*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Station) dated December 2004.

10.441*	Letter Agreement to Purchase (Re: Gateway Station) dated October 22, 2004.

10.442*	Assignment (Re: Northwoods) dated November 7, 2004.

10.443*	Amended Agreement to Sale (Re: Northwoods) dated November 8, 2004.

10.444*	Promissory Note (Re: Northwoods) dated December 29, 2004.

10.445*	Loan Agreement (Re: Northwoods) dated December 29, 2004.

10.446*	Assignment of Contract (Re: Gateway Pavilions) dated December, 2004.

10.447*	Purchase and Sale Agreement and Escrow Instructions (Re: Gateway Pavilions) dated August 9, 2004.

10.448*	Promissory Note (Re: Gateway Pavilions) dated December 30, 2004.

10.449*	Loan Agreement (Re: Gateway Pavilions) dated December 30, 2004.

10.450*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.451*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.452*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.453*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Depere, WI) dated December 16, 2004.

10.454*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.455*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.456*	Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ, 19th Avenue, Phoenix, AZ, Minneapolis, MN, Depere, WI, Greensboro, NC and Fort Lauderdale, FL) dated December 16, 2004.

10.457*	Promissory Note (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.458*	Loan Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.459*	Promissory Note (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.460*	Loan Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.461*	Promissory Note (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.462*	Loan Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.463*	Promissory Note (Re: American Express - DePere, WI) dated December 16, 2004.

10.464*	Loan Agreement (Re: American Express - DePere, WI) dated December 16, 2004.

10.465*	Promissory Note (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.466*	Loan Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.467*	Promissory Note (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.468*	Loan Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.469*	Assignment and Assumption of Purchase and Sale Agreement (Re: Southlake Town Square) dated December 22, 2004.

10.470*	Amended and Restated Purchase and Sale Agreement (Re: Southlake Town Square) dated November 5, 2004.

10.471*	Assignment and Assumption of Agreement to Admit Partners (Re: Southlake Town Square) dated December 22, 2004.

10.472*	Agreement to Admit Partner (Re: Southlake Town Square) dated November 5, 2004.

10.473*	Assignment (Re: Henry Town Center) dated December 23, 2004.

10.474*	Amended Agreement of Purchase and Sale (Re: Henry Town Center) dated December 1, 2004.

10.475*	Promissory Note (Re: Henry Town Center) dated January 8, 2003.

10.476*	Deed to Secure Debt and Security Agreement (Re: Henry Town Center) dated January 8, 2003.

10.477*	Assignment (Re: 23rd Street Plaza) dated December 23, 2004.

10.478*	Agreement of Sale (Re: 23rd Street Plaza) dated November 19, 2004.

10.479*	Assignment (Re: Coram Plaza) dated December 23, 2004.

10.480*	Amended Agreement of Purchase and Sale (Re: Coram Plaza) dated October 21, 2004.

10.481*	Assignment (Re: Phenix Crossing) dated December 28, 2004.

10.482*	Amended Real Estate Sale Agreement (Re: Phenix Crossing) dated December 20, 2004.

10.483*	Assignment and Assumption of Purchase and Sale Agreement (Re: Mesa Fiesta) dated December 2004.

10.484*	Agreement of Purchase and Sale (Re: Mesa Fiesta) dated December 7, 2004.

10.485*	Assignment (Re: Green's Corner, Newton Crossroads and Stilesboro Oaks) dated December 29, 2004.

10.486*	Amended Purchase and Sale Agreement (Re: Green's Corner, Newton Crossroads and Stilesboro Oaks) dated December 20, 2004.

10.487*	Assignment of Contract (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.488*	Letter Agreement to Purchase (Re: Shoppes at Lake Andrew) dated November 8, 2004.

10.489*	Promissory Note (Re: Shoppes at Lake Andrew) dated October 30, 2002.

10.490*	Future Advance and Renewal Note (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.491*	Notice of Future Advance, Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.492*	Renewal Note (Re: Shoppes at Lake Andrew) dated December 2004.

10.493*	Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.494*	Assignment of Contract (Re: Pleasant Run Towne Crossing) dated December 29, 2004.

10.495*	Promissory Note (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.496*	Loan Agreement (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.497*	Assignment and Assumption of Purchase and Sale Agreement (Re: Evans Town Center) dated December 2004.

10.498*	Assignment and Assumption of Purchase and Sale Agreement (Re: Irmo Station) dated December 2004.

10.499*	Amended Agreement of Purchase and Sale (Re: Evans Town Center and Irmo Station) dated December 29, 2004.

10.500*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.501*	Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.502*	Purchase Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.503*	Promissory Note (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.504*	Loan Agreement (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.505*	Amended and Restated Project Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.506*	Amended and Restated Acquisition Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.507*	Amended and Restated Building Loan Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.508*	Assignment, Assumption, Modification and Release Agreement (Re: Coram Plaza) dated December 7, 2004.

10.509*	Interim Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.510*	Consolidated, Amended and Restated Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.511*	Loan Agreement Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.512*	Guaranty Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

23.2*	Consent of Duane Morris LLP (included in Exhibit 5).

23.3*	Consent of Duane Morris LLP (included in Exhibit 8).

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

31.3	Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

99.1*	Code of Business Conduct and Ethics

99.2*	Nonretaliation Policy

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	May 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
	/s/ Robert D. Parks		/s/ Kenneth H. Beard

By:	Robert D. Parks	By:	Kenneth H. Beard
	Chairman and Chief Executive Officer and Affiliated Director		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

	/s/ Steven P. Grimes		/s/ Paul R. Gauvreau

By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

	/s/ Lori J. Foust		/s/ Gerald M. Gorski

By:	Lori J. Foust	By:	Gerald M. Gorski
	Principal Accounting Officer		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

	/s/ Brenda G. Gujral		/s/ Barbara A. Murphy

By:	Brenda G. Gujral	By:	Barbara A. Murphy
	Affiliated Director		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

/s/ Frank A. Catalano, Jr.

By:	Frank A. Catalano, Jr.
Independent Director
Date:	May 9, 2005

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Robert D. Parks

By:	Robert D. Parks
Chairman and Chief Executive Officer and Affiliated Director
Date:	May 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:
/s/ Robert D. Parks
*
By:	Robert D. Parks	By:	Kenneth H. Beard
	Chairman and Chief Executive Officer and Affiliated Director		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

/s/ Steven P. Grimes
*
By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

/s/ Lori J. Foust
*
By:	Lori J. Foust	By:	Gerald M. Gorski
	Principal Accounting Officer		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

/s/ Brenda G. Gujral
*
By:	Brenda G. Gujral	By:	Barbara A. Murphy
	Affiliated Director		Independent Director
Date:	May 9, 2005	Date:	May 9, 2005

*
By:	Frank A. Catalano, Jr.
Independent Director
Date:	May 9, 2005

Roberta S. Matlin

* Signed on behalf of the named individuals by Roberta S. Matlin, under power of attorney