Form 10-Q
period 2005-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2005-08-09
CIK 1222840

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For The Quarterly Period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by a checkmark whether the registrant is an accelerated filer (as defined in Securities Exchange Act Rule of 1934 in 12b-2)           X   Yes              No

As of July 29, 2005, there were 380,514,221 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets
	June 30, 2005
	(unaudited)	December 31, 2004
Investment properties:
Land	$978,059	$575,032
Building and other improvements	4,209,187	2,654,585

	5,187,246	3,229,617
Less accumulated depreciation	(95,190)	(36,290)

Net investment properties	5,092,056	3,193,327

Cash and cash equivalents (including cash held by management company of $17,712 and $8,574 as of June 30, 2005 and December 31, 2004, respectively)	371,041	241,224
Restricted cash (Note 2)	69,666	65,923
Restricted escrows (Note 2)	48,677	17,105
Investment in marketable securities and treasury contracts (Note 2)	58,666	1,287
Investment in unconsolidated joint ventures (Note 9)	69,933	75,261
Accounts and rents receivable (net of allowance of $1,347 and $346 as of June 30, 2005 and December 31, 2004, respectively)	43,259	19,962
Due from affiliates (Note 3)	-	654
Notes receivable (Note 6)	136,000	31,772
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $25,691 and $9,976 as of June 30, 2005 and December 31, 2004, respectively)	367,918	240,116
Acquired above market lease intangibles (net of accumulated amortization of $6,318 and $3,124 as of June 30, 2005 and December 31, 2004, respectively)	56,405	40,774
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $2,292 and $755 as of June 30, 2005 and December 31, 2004, respectively)	37,344	19,472
Other assets	30,301	8,939

Total assets	$6,381,266	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(Dollar amounts in thousands)

Liabilities and Stockholders' Equity
	June 30, 2005
	(unaudited)	December 31, 2004
Liabilities:
Mortgages and notes payable (Note 7)	$2,884,366	$1,783,114
Accounts payable	4,452	1,692
Accrued offering costs due to affiliates	2,967	2,880
Accrued offering costs due to non-affiliates	92	-
Accrued interest payable	8,821	4,306
Tenant improvements payable	6,377	5,096
Accrued real estate taxes	21,518	4,254
Distributions payable	18,074	11,378
Security deposits	5,103	3,679
Prepaid rental income and other liabilities	41,170	7,765
Advances from sponsor (Note 3)	1,523	3,523
Acquired below market lease intangibles (net of accumulated amortization of $10,372 and $4,718 as of June 30, 2005 and December 31, 2004, respectively)	125,407	85,986
Restricted cash liability (Note 2)	69,666	65,923
Due to affiliates	6,757	957

Total liabilities	3,196,293	1,980,553

Minority interests	120,174	89,537

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 357,209,275 and 217,457,528 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	357	217
Additional paid-in capital (net of offering costs of $379,556 and $234,014 as of June 30, 2005 and December 31, 2004, respectively, of which $283,906 and $175,509 was paid or accrued to affiliates as of June 30, 2005 and December 31, 2004, respectively)	3,189,470	1,940,018
Accumulated distributions in excess of net income	(126,150)	(54,750)
Accumulated other comprehensive income	1,122	241

Total stockholders' equity	3,064,799	1,885,726
Commitments and contingencies (Note 12)
Total liabilities and stockholders' equity	$6,381,266	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)
(unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Rental income	$92,438	$15,333	$166,501	$22,886
Tenant recovery income	19,650	4,051	35,469	5,799
Other income	1,027	290	1,932	295

Total revenues	113,115	19,674	203,902	28,980

Expenses:
General and administrative expenses to affiliates	988	365	1,613	854
General and administrative expenses to non-affiliates	1,941	282	3,200	1,002
Advisor asset management fee	4,000	-	4,925	-
Property operating expenses to affiliates	4,614	741	8,297	1,154
Property operating expenses to non-affiliates	13,345	1,876	25,515	2,496
Real estate taxes	10,775	2,027	18,936	3,014
Depreciation and amortization	42,655	6,735	77,414	10,428

Total expenses	78,318	12,026	139,900	18,948

Operating income	$34,797	$7,648	$64,002	$10,032
Other income (expense)	5,030	(1,085)	7,648	(874)
Interest expense	(29,742)	(4,452)	(52,763)	(7,011)
Minority interests	(97)	-	373	-
Equity in earnings (losses) of unconsolidated entities	(425)	-	(683)	-

Net income	$9,563	$2,111	$18,577	$2,147
Other comprehensive income:
Unrealized gain on investment securities	847	48	881	48

Comprehensive income	$10,410	$2,159	$19,458	$2,195

Net income per common share, basic and diluted	$.03	$.04	$.06	$.04

Weighted average number of common shares outstanding, basic and diluted	321,169,565	59,688,094	286,142,048	48,805,229

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the six month period ended June 30, 2005
(Dollar amounts in thousands)
(unaudited)
	Number of	Common	Additional Paid-in	Accumulated Distributions in excess of	Accumulated Other Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	217,457,528	$217	$1,940,018	$(54,750)	$241	$1,885,726

Net income	-	-	-	18,577	-	18,577
Unrealized gain on investment securities	-	-	-	-	881	881
Distributions declared	-	-	-	(89,977)	-	(89,977)
Proceeds from offering	135,472,747	135	1,355,165	-	-	1,355,300
Offering costs	-	-	(145,542)	-	-	(145,542)
Proceeds from dividend reinvestment program	4,669,879	5	44,359	-	-	44,364
Shares repurchased	(390,879)	-	(3,615)	-	-	(3,615)
Shares obligated to be repurchased as of June 30, 2005	-	-	(1,033)	-	-	(1,033)
Issuance of stock options and discounts on shares issued to affiliates	-	-	118	-	-	118

Balance at June 30, 2005	357,209,275	$357	$3,189,470	$(126,150)	$1,122	$3,064,799

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)
	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from operations:
Net income	$18,577	$2,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	58,900	7,494
Amortization	18,514	2,935
Amortization of acquired above market leases	3,297	813
Amortization of acquired below market leases	(5,906)	(903)
Straight line rental income	(6,087)	(753)
Straight line lease expense	1,485	-
Minority interests	(373)	-
Loss from investments in unconsolidated entities	683	-
Issuance of stock options and discount on shares issued to affiliates	118	338
Realized loss on sale of treasury contracts	34	1,347
Write-off of bad debt	206	-
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $1,001 and $33 for June 30, 2005 and June 30, 2004, respectively.	(17,416)	(4,393)
Other assets	1,194	(1,615)
Accounts payable	2,760	1,373
Accrued interest payable	4,515	1,088
Accrued real estate taxes	17,298	2,042
Security deposits	1,424	1,163
Prepaid rental and recovery income and other liabilities	3,369	2,257
Due to affiliates	5,800	(2,185)
Net cash flows provided by operating activities	108,392	13,148
Cash flows used in investing activities:
Purchase of investment securities and treasury contracts	(56,532)	(3,135)
Restricted escrows	(31,572)	(643)
Purchase of investment properties	(1,888,771)	(1,023,123)
Acquired in-place lease intangibles and customer relationship value	(144,779)	(88,036)
Acquired above market leases	(18,928)	(23,519)
Acquired below market leases	45,327	44,252
Contributions from minority interests - joint ventures	42,609	-
Distributions to minority interests - joint ventures	(6,954)	-
Rental income under master leases	4,044	364
Payment of leasing fees	(241)	(22)
Tenant improvements payable	1,281	1,516
Other assets	(22,556)	(38,167)
Funding of notes receivable	(104,228)	(15,601)
Net cash flows used in investing activities	(2,181,300)	(1,146,114)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)
	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Cash flows from financing activities:
Proceeds from offerings	1,355,300	658,417
Proceeds from the dividend reinvestment program	44,364	6,927
Shares repurchased	(3,615)	-
Payment of offering costs	(145,363)	(71,873)
Proceeds from mortgage debt and notes payable	1,076,277	541,453
Proceeds from margin securities debt	15,907
Principal payments on mortgage debt	(608)	-
Lump-sum payoffs of mortgage debt	(35,742)	-
Proceeds from unsecured line of credit	-	105,000
Restricted cash collateral	-	(20,449)
Payment of loan fees and deposits	(19,168)	(10,154)
Distributions paid	(83,281)	(13,255)
Due from affiliates	654	1,785
Repayment of sponsor advances	(2,000)	-
Contribution from sponsor advances	-	(2,369)
Net cash flows provided by financing activities	2,202,725	1,195,482
Net increase in cash and cash equivalents	129,817	62,516
Cash and cash equivalents, at beginning of period	241,224	64,381
Cash and cash equivalents, at end of period	$371,041	$126,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$52,592	$5,923
Consolidation of previously unconsolidated entities	$2,245	$-
Consolidation of previously unconsolidated entities - minority interest	(2,245)	-

Restricted cash	$(3,743)	$(19,997)
Restricted cash liability	3,743	19,997

Share repurchase program	$(1,033)	$-
Share repurchase program liability	1,033	-

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties	$(1,961,673)	$(1,051,147)
Assumption of mortgage debt	45,418	17,552
Assets recorded as a result of investment in joint venture	27,518	-
Non-cash purchase price adjustments	(34)	2,399
Write-off of acquisition reserve	-	521
Conversion of mortgage receivable to investment property	-	7,552
	$(1,888,771)	$(1,023,123)
Distributions payable	$18,074	$4,318
Accrued offering costs payable	$3,059	$1,025
Write-off of in-place lease intangibles	$1,262	$-
Write-off of above market lease intangibles	$103	$-
Write-off of below market lease intangibles	$252	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
June 30, 2005
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

The Company provides the following programs to facilitate investment in the Company's shares and to provide limited liquidity for stockholders:

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
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The accompanying Consolidated Financial Statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs"). The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity ("VIE") and the Company is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised ("FIN 46(R)")). For joint ventures that are not VIEs of which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

The Company has ownership interests ranging between 52% and 95% in the LLCs or LPs which own Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza, Tollgate Marketplace, Chantilly Crossing, Gloucester Town Center, Home Depot Center, Home Depot Plaza, Century III Plaza and Southlake Town Square Building 3C. However, the Company shares equally in "major decisions" (as defined). These entities are considered VIEs as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company. All of the LLC or LP agreements contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within prepaid rental income and other liabilities in the accompanying Consolidate Financial Statements. Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

The Company has a 60.9% ownership interest in, and is the controlling member of the LLC which owns Cardiff Hall East Apartments. The other members' interests in the property are reflected as minority interest in the accompanying Consolidated Financial Statements.

The Company has a 75% tenancy in common ownership in North Plaza Shopping Center. The other partners' interests in the property are reflected as minority interest in the accompanying Consolidated Financial Statements.

Cardiff Hall East Apartments and North Plaza Shopping Center are considered restricted assets. These assets are considered restricted because the Company's joint venture partner is exclusively entitled to the economic benefits of the assets.

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

The Company classifies its investment in securities in one of three categories: trading, available-for-sale, or held-to-maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity securities are those securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available for sale. Investment in securities at June 30, 2005 consists of preferred and common stock investments and is classified as available-for-sale securities and is recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on June 30, 2005 and December 31, 2004, the Company has accumulated other comprehensive income of $1,122 and $241, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the six months ended June 30, 2005 and 2004, the Company realized losses of $34 and $1,347, respectively, on the sale of shares. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new costs basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee. The Company has purchased a portion of its securities through a margin account. As of June 30, 2005, the Company has recorded a payable of $15,907 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates. The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values. The Company considers various factors including geographic location and size of leased space. The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The application of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the three and six months ended June 30, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,827 and $3,297 was applied as a reduction to rental income for the three and six months ended June 30, 2005. Amortization pertaining to the below market lease costs of $3,046 and $5,906 was applied as an increase to rental income for the three and six months ended June 30, 2005.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $9,042 and $16,858 for the three and six month periods ended June 30, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to customer relationship value of $64 and $119 for the three and six months ended June 30, 2005.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at June 30, 2005.
	July 1, 2005 through December 31,
Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above
market lease costs	$(3,783)	(7,394)	(6,548)	(6,242)	(5,669)	(26,769)

Acquired below
market lease costs	6,304	11,885	10,802	9,667	8,769	77,980

Net rental income
increase	$2,521	4,491	4,254	3,425	3,100	51,211

Acquired in-place lease
intangibles	$20,025	40,050	40,050	39,996	38,725	186,594

Customer relationship value	$130	260	260	260	260	1,308

Depreciation expense is computed using the straight line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements. Tenant improvements are depreciated on a straight line basis over the life of the related lease as a component of depreciation and amortization expense.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

In accordance with SFAS No. 144, the Company performs a quarterly analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made. Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole. Based upon the Company's judgment, no impairment was warranted as of June 30, 2005 or December 31, 2004.

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

Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation.

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
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Emerging Issues Task Force ("EITF") Issue 04-5, Investor's Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company does not expect that it will be required to consolidate any of its current unconsolidated investments nor will this EITF have a material effect on its financial statements.

(3)  Transactions with Affiliates

The Business Manager/Advisor contributed $200 to the capital of the Company for which it received 20,000 shares of common stock.

As of June 30, 2005 and December 31, 2004, the Company had incurred $379,556 and $234,014 of offering costs for both the initial public offering and second offering, of which $283,906 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of June 30, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations. The Company anticipates that these costs will not exceed these limitations upon completion of the offerings.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs are offset against the stockholders' equity accounts. Such costs totaled $283,906 and $175,509, of which $2,967 and $2,880 remained unpaid at June 30, 2005 and December 31, 2004, respectively.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration. For the three and six month periods ended June 30, 2005, the Company incurred $1,049 and $2,030, respectively, of these costs. For the three and six month periods ended June 30, 2004, the Company incurred $371 and $637, respectively. Of these costs, $1,832 and $957 remained unpaid as of June 30, 2005 and December 31, 2004, respectively, and are included in due to affiliates on the Consolidated Balance Sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative costs to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars. Such fees totaled $84 and $175 for the three and six months ended June 30, 2005 and $17 and $21 for the three and six months ended June 30, 2004, respectively. None remained unpaid as of June 30, 2005 or December 31, 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf. Such costs are capitalized as loan fees and amortized over the respective loan term. For the three and six months ended June 30, 2005, the Company paid loan fees totaling $1,811 and $2,712, respectively, to this affiliate. For the three and six months ended June 30, 2004, the Company paid loan fees totaling $754 and $1,122, respectively, to this affiliate. No amounts remained unpaid as of June 30, 2005 or December 31, 2004.

The Company may pay an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated. The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average assets as of the last day of the immediately preceding quarter. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees for the three and six months ended June 30, 2004 because the Business Manager/Advisor agreed to forego such fees. The Company accrued fees totaling $4,000 and $4,925 for the three and six months ended June 30, 2005, all of which remained unpaid as of that date. The Business Manager/Advisor agreed to forego any additional fees for these time periods.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. The Company incurred property management fees of $4,614 and $8,297 for the three and six months ended June 30, 2005 and $741 and $1,154 for the three and six months ended June 30, 2004, respectively. None remained unpaid as of June 30, 2005 or December 31, 2004.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 84,073 and 151,211 shares of common stock to affiliates and recognized an expense related to these discounts of $74 and $116 for the three and six months ended June 30, 2005 and sold 70,933 and 510,839 shares of common stock to affiliates and recognized an expense related to these discounts of $36 and $336 for the three and six months ended June 30, 2004, respectively.

As of December 31, 2004, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $654. No funds were due from affiliates as of June 30, 2005.

During 2004, the sponsor advanced funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions were sufficient to cover the distributions. The sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying Consolidated Financial Statements. As of June 30, 2005 and December 31, 2004, the Company owed funds to the sponsor in the amount of $1,523 and $3,523, respectively, for repayment of the funds advanced for payment of distributions for 2004. The unpaid balance as of June 30, 2005 of $1,523 was repaid in full in July 2005. No funds have been advanced during 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(4)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the six months ended June 30, 2005, the Company issued 2,500 new options. As of June 30, 2005 and December 31, 2004, there had been a total of 20,000 and 17,500 options issued, of which none had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option-pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. During the three and six months ended June 30, 2005, the Company recorded $1 and $2, respectively, of expense related to stock options. During the three and six months ended June 30, 2004, the Company also recorded $1 and $2, respectively, of expense related to stock options.

(5) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods ranging from three months to three years after the date of purchase or until the spaces are leased. As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income. The cumulative amount of such payments was $7,069 and $3,025 as of June 30, 2005 and December 31, 2004, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2005	$351,331	*
2006	388,817
2007	378,349
2008	363,878
2009	338,555
Thereafter	2,344,223
Total	$4,165,153

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
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2028 to 2096. For the three and six months ended June 30, 2005, ground lease rent was $1,843 and $3,301, respectively. No ground lease payments were required to be made during the three and six months ended June 30, 2004. Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2005	$4,217	*
2006	4,828
2007	4,943
2008	4,986
2009	5,162
Thereafter	456,325
Total	$480,461

* For the twelve month period from January 1, 2005 through December 31, 2005.

(6) Notes Receivable

The notes receivable balance of $136,000 as of June 30, 2005 consisted of five installment notes and two construction loans.

The installment notes have interest rates ranging from 5.00% to 7.56% and mature on dates ranging from July 15, 2005 to December 21, 2007. Interest only is due on all notes. All installment notes are secured by either a first mortgage on retail real estate or cash held in a restricted account. The outstanding balance on these installment notes was $93,277 as of June 30, 2005. The note maturing on July 15, 2005 was paid of in full on that date, at which time the Company purchased the corresponding property.

The construction loans have interest rates of 7.48% and 8.50% and mature in May 2007 and October 2007. The loans are secured by first mortgages on the properties. The loans can be funded to up to a total of approximately $129,150, of which the outstanding balance was $42,723 as of June 30, 2005.

(7) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of June 30, 2005 were $2,867,747 and had a weighted average interest rate of 4.72%. Of this amount, $2,742,549 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.74% at June 30, 2005. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), a consolidated joint venture investment. Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 7.48%. The remaining $125,198 represented variable rate loans with a weighted average interest rate of 4.35% at June 30, 2005. Properties with a net carrying value of $4,593,396 at June 30, 2005 and related tenant leases are pledged as collateral. As of June 30, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The following table shows the mortgage debt maturing during the next five years:
	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	770	1,632	58,612	58,304	966,393	1,656,838
Variable rate debt	-	-	-	-	125,198	-

The debt is cross-collateralized among properties in connection with the financings of: Heritage Towne Crossing and Eckerd Drug Stores in Norman and Edmond, OK; the Eckerd Drug Stores in Crossville, TN, Columbia and Greer, SC, and Kill Devil Hills, NC; the Academy Sports stores in Houma, LA, and Port Arthur, Midland and San Antonio, TX; Shaw's Supermarket and Shops at Park Place; Five Forks and Blockbuster at Five Forks; Brown's Lane, Edwards Megaplex - Ontario and Massillon Village; Edwards Megaplex - Fresno and Cuyahoga Falls and Fairgrounds Plaza and another one of the seller's properties located in Norwalk, CT which the Company currently does not intend to acquire.

Notes Payable

As part of the Plaza Santa Fe II loan assumption, a promissory note with a principal amount approximating $414 was executed between the Company and the seller for the total amount that the seller had paid into escrows under the loan agreement as of the acquisition date. The note bears interest at the rate of prime less 3.00%, payable to the seller upon maturity of the note in 2006. The seller also agreed to fund the Company's monthly required payments into this escrow for a period of two years. Each monthly payment funded by the seller increases the principal balance of the note payable. The outstanding note payable balance at June 30, 2005 is approximately $712.

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of June 30, 2005, the Company has recorded a payable of $15,907 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2005, these rates were equal to a range between 3.59% and 3.84%.

(8)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000. The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 2.87% to 3.34% during the quarter ended June 30, 2005. The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2005, the Company was in compliance with such covenants. There was no outstanding balance on the line as of June 30, 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(9)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:
		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	June 30, 2005	June 30, 2005
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$5,283
The Power Plant	Baltimore, MD	11/05/04	50.00%	$17,133
Pier IV	Baltimore, MD	11/05/04	66.67%	$18,938
Louisville Galleria	Louisville, KY	12/29/04	47.10%	$28,579

These investments are accounted for utilizing the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheets and the Consolidated Statements of Operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments are considered restricted. They are considered restricted because the Company's joint venture partner is entitled to all of the economic benefits of the investments. For the three and six months ended June 30, 2005, all equity in earnings of unconsolidated entities was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

(10)  Segment Reporting

The Company owns and seeks to acquire multi-tenant shopping centers and single-user net lease properties primarily in the western United States. The Company's shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations. The Company's investment properties are considered one operating segment. Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.

Net property operations are summarized in the following table for the six months ended June 30, 2005 and 2004, along with a reconciliation to net income.
	Six months ended	Six months ended
	June 30, 2005	June 30, 2004
Property rental income and additional property income	$203,902	$28,980
Total property operating expenses	(52,748)	(6,664)
Interest expense	(52,763)	(7,011)
Net property operations	98,391	15,305
Other income (expense)	7,648	(874)
Less non-property expenses:
General and administrative expenses	(4,813)	(1,856)
Advisor asset management fee	(4,925)	-
Depreciation and amortization	(77,414)	(10,428)
Minority interests	373	-
Equity in earnings (losses) of unconsolidated entities	(683)	-
Net income	$18,577	$2,147

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The following table summarizes property asset information as of June 30, 2005 and December 31, 2004.
	June 30, 2005	December 31, 2004
Total assets:
Rental real estate	$5,796,282	$3,601,513
Non-segment assets	584,984	354,303

	$6,381,266	$3,955,816

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(11)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of June 30, 2005 and 2004, options to purchase 20,000 and 15,000 shares of common stock, respectively, at an exercise price of $8.95 per share were outstanding. These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 321,169,565 and 286,142,048 for the three and six months ended June 30, 2005 and 59,688,094 and 48,805,229 for the three and six months ended June 30, 2004, respectively.

(12)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing. The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $161,018 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into five installment note agreements and two construction loan agreements in which the Company has committed to fund up to a total of $226,977. Each loan requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at June 30, 2005 was $136,000. Therefore, the Company may be required to fund up to an additional $90,977 on these loans.

The Company has obtained ten irrevocable letters of credit related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at June 30, 2005 was $41,144.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company has outstanding rate lock deposits in the amount of $15,710 as of June 30, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.58% to 5.30% for periods from 60 days to 90 days on approximately $1,111,000 in principal.

The Company is currently considering acquiring 22 properties for an estimated aggregate purchase price of $454,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(13)  Subsequent Events

The Company issued 23,415,448 shares of common stock (including shares issued through the DRP) and repurchased 110,502 shares of common stock from July 1 through July 29, 2005, resulting in gross proceeds of approximately $233,000.

The Company paid distributions of $18,074 to its stockholders in July 2005.

The Company acquired the following properties during the period July 1 to July 29, 2005. The respective acquisitions are detailed in the table below.
Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

07/01/05	Mission Crossing	2003/	15,766	149,512	Gold's Gym
	San Antonio, TX	2005			Big Lots
					Goodwill Industries

07/01/05	Southpark Meadows	2004	20,969	252,394	Wal-Mart
	Austin, TX				Petsmart

07/08/05	Wild Oats Marketplace	2000	13,580	48,000	Wild Oats Marketplace
	Hinsdale, IL

07/08/05	Petsmart Distribution Center	2004/	42,761	1,000,350	Petsmart
	Ottawa, IL	2005

07/15/05	Diebold Warehouse	2005	12,272	158,652	Diebold, Inc.
	Akron, OH

07/15/05	Pacheco Pass	2005	25,021	99,356	Best Buy
	Gilroy, CA				Linen's N Things

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

07/19/05	Gardiner Manor Mall	1999	65,227	220,716	King Kullen Supermarkets
	Bay Shore, NY				Linens 'N Things
					Old Navy
					Staples
					Michaels

07/19/05	Bed, Bath & Beyond Plaza	2000 -	16,640	61,639	Bed, Bath & Beyond
	Westbury, NY	2002

07/19/05	Crown Palace Theater	2000	17,033	74,170	Crown Theater
	Hartford, CT

07/19/05	Wilton Square	2000 -	47,161	438,097	Home Depot
	Saratoga Springs, NY	2001			Target
					Price Chopper

07/19/05	Mid-Hudson Center	1999	42,637	246,366	Home Depot
	Poughkeepsie, NY				Stop & Shop

07/29/05	Computershare Shareholder Services Canton, MA	2000	68,777	185,171	Computershare Shareholder Services

07/29/05	The Orchard - Kohl's New Hartford, NY	2004-2005	6,280	88,407	Kohl's

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
 (A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The mortgage debt obtained during the period July 1 to July 29, 2005 are detailed in the table below.
Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)

07/07/05	Fisher Scientific	5.13%	08/01/25	8,260
	Kalamazoo, MI

07/07/05	New Forest Crossing	4.75%	08/01/10	10,797
	Houston, TX	(5.42%)*

07/08/05	West Town Market	5.00%	07/11/10	6,048
	Fort Mill, SC

07/11/05	University Square	4.78%	07/11/10	29,965
	University Heights, OH

07/19/05	Acquisition Portfolio **	LIBOR + .76	08/01/07	232,408
	Various locations

07/21/05	Mission Crossing	5.02%	08/01/10	13,630
	San Antonio, TX

 * The interest rate will increase to 5.42% after 09/01/07.

** Ten properties were financed under a single note. Together, the ten properties secure the note.

The Company is obligated under earnout agreements to pay for certain tenant space in its existing properties after the tenant moves into its space and begins paying rent. During the period from July 1 to July 29, 2005, the Company funded earnouts totaling $7,559 at three of its existing properties.

On July 7, 2005, the Company repaid its sponsor $1,523 representing the remaining unpaid balance of amounts which the sponsor had advanced the Company for payment of distributions in 2004.

During the period from July 1 to July 29, 2005, the Company funded a total of $16,398 on one new installment note, one outstanding installment note and one outstanding construction loan.

On July 15, 2005, the Company received payment in full on one of its outstanding notes receivable in the amount of $22,238. On this date, the Company purchased the corresponding property.

On July 26, 2005, the Company received $1,000 representing a contract breakage fee associated with a potential purchase. The Company will record the breakage fee, less applicable deferred acquisition costs, as other income during the third quarter of 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC). The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549-3628. The public may obtain information on the operation of the Public Reference room by calling the SEC at (800)-SEC-0330. The SEC maintains an Internet site at (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

The following discussion and analysis relates to the six months ended June 30, 2005 and 2004. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in March of 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of June 30, 2005, our portfolio consisted of 177 properties wholly-owned by us or the wholly-owned properties, 10 properties of which we own between 52% and 95% or the majority-owned joint venture properties and two additional joint venture properties (Cardiff Hall East and North Plaza Shopping Center) which we also consolidate and classify as other joint venture properties. Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is exclusively entitled to the economic benefits of the assets. The properties in our portfolio (excluding the other joint venture properties) are located in 35 states and one Canadian province. At June 30, 2005, the portfolio (excluding the other joint venture properties) consisted of 132 multi-tenant shopping centers and 55 free-standing single-user net lease properties containing an aggregate of approximately 31,500,000 square feet of gross leasable area or GLA, of which approximately 97% of GLA was leased. Our anchor tenants include nationally and regionally recognized financial companies, grocers, and tenants who provide basic household goods and services. Of our total annualized portfolio revenue, approximately 54% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others. The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Our goal is to purchase properties principally west of the Mississippi River and evaluate potential acquisition opportunities of properties east of the Mississippi River on a property by property basis, taking into consideration investment objectives and available funds. During the six months ended June 30, 2005, we purchased 76 properties (excluding the other joint venture properties), of which 46 were not located in our primary geographical area of interest. We purchased these 46 properties because we had the opportunity of taking advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the Western United States. We expect this trend to continue through the end of the year. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria. At June 30, 2005, approximately 43% of the GLA we owned was located west of the Mississippi River. We are unable to determine the ultimate geographic location of our portfolio of properties at this stage of our capital raise and acquisition of properties.

The retail sector of the real estate industry has recently performed well, buoyed by an improving economy, strong consumer spending and relatively low interest rates. The International Council of Shopping Centers reported, in June 2005, that same store sales increased significantly over that of a year ago. This trend was broad based with increased reported by chain stores, wholesale clubs and department stores ranging from 5.3% to 6.6%. Further, because retail activity generally increases during the summer months, this trend is expected to continue in the near future based on the timing of the back-to-school sales followed by pre-Christmas and Christmas sales.

Our goal is to maximize the possible return to our stockholders through the acquisition, development, re-development and management of our properties consisting of neighborhood and community shopping centers and single-user buildings. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our stockholders, and intend to continue distributions in order to maintain our REIT status.

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

We monitor the sales trends and financial strength of all of our retailers. We currently monitor tenants which include, but are not limited to, Payless Shoe Store, Bombay, Pier One, Bally's and Krispy Kreme. We have met with the heads of real estate for each of these retailers and have a good understanding of where they are at with any store closings that affect our REIT. We believe that many of their locations are below market rents and that if we take back any of their locations, we could receive a termination fee and have a re-leasing opportunity.

We use this strategy to maximize the profitability and minimize any exposure that we have for store closings. All of these tenants that we have concerns with represent less than 2% of our income stream.

We have completed our initial public offering of common stock with a total gross offering of $2,500,000 on March 22, 2005. On December 28, 2004, our second offering was declared effective for up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our distribution reinvestment program or DRP. We began selling shares of the second offering in January 2005. We raised on average approximately $230,000 per month during the first six months of 2005.

As of June 30, 2005, we owned, through separate limited partnership, limited liability company, or joint venture agreements, a portfolio of 187 properties (excluding the other joint venture properties) at which approximately 97% of gross leasable area was physically leased and 98% was economically leased.

The following is a summary of the properties we owned as of June 30, 2005 (excluding the other joint venture properties):
	Multi-Tenant		Single-User
	Number of	Square	Number of	Square
Geographic Area	Properties	Feet	Properties	Feet

West
Arizona, California, Utah, Washington, New Mexico, Colorado, Nevada	22	4,932,852	6	1,170,348

Southwest
Arkansas, Louisiana, Oklahoma, Texas	29	4,144,458	15	1,051,394

Midwest
Illinois, Iowa, Kansas, Minnesota, Missouri, Michigan, Indiana, Wisconsin, Ohio, Ontario, Canada	19	3,871,586	13	4,204,894

	Multi-Tenant		Single-User
	Number of	Square	Number of	Square
Geographic Area	Properties	Feet	Properties	Feet
Northeast
Maryland, Massachusetts, New York, New Jersey, Connecticut, Rhode Island, Pennsylvania, Vermont	23	4,754,423	4	231,142

Southeast
Florida, South Carolina, Alabama, Georgia, Tennessee, North Carolina, Virginia	39	5,261,182	17	1,927,522

Totals	132	22,964,501	55	8,585,300

The following is a summary of the properties we acquired during the quarter ended June 30, 2005:
	Gross Leasable	Date Acquired	Year Built /	Amount of Mortgages Payable at
Property	Area (Sq. Ft.)	(month/year)	Renovated	6/30/05
Multi-Tenant
Ashland & Roosevelt	110,858	05/05	2002	$ 15,016
Chicago, IL

Beachway Plaza	120,990	06/05	1984 / 2004	10,235
Bradenton, FL

Bear Creek	87,912	04/05	2002	11,450
Houston, TX

Bison Hollow	134,798	04/05	2004	10,774
Traverse City, MI

Boston Commons	103,070	05/05	1993	9,869
Springfield, MA

Boulevard Plaza	108,879	04/04	1994	6,300
Pawtucket, RI

The Brickyard	235,401	04/05	1977 / 2004	-
Chicago, IL

Brown's Lane	74,715	04/04	1985	6,284
Middletown, RI

Century III Plaza	283,839	06/05	1996	-
West Mifflin, PA

Chantilly Crossing	77,044	05/05	2004	15,675
Chantilly, VA

Clearlake Shores	50,159	04/05	2003-2004	6,683
Clear Lake, TX

The Commons at Royal Palm	158,034	05/05	2001	14,460
Royal Palm Beach, FL

	Gross Leasable	Date Acquired	Year Built /	Amount of Mortgages Payable at
Property	Area (Sq. Ft.)	(month/year)	Renovated	6/30/05
Multi-Tenant
The Commons at Temecula	293,033	04/04	1999	29,623
Temecula, CA

Cornerstone Plaza	68,577	05/05	2004-2005	8,400
Cocoa Beach, FL

Cuyahoga Falls Market Center	76,361	04/04	1998	8,285
Cuyahoga Falls, OH

Galvez Shopping Center	25,660	06/05	2004	4,470
Galveston, TX

The Gateway	511,855	05/05	2001-2003	98,780
Salt Lake City, UT

Gloucester Town Center	108,420	05/05	2003	11,975
Gloucester, NJ

Golfland Plaza	45,654	05/05	1995	-
Orange, CT

Grapevine Crossing	125,381	04/05	2001	12,815
Grapevine, TX

Greensburg Commons	272,893	04/05	1999	14,200
Greensburg, IN

Home Depot Plaza	135,643	06/05	1992	-
Orange, CT

Lakepointe Towne Crossing	134,804	05/05	2004	21,715
Lewisville, TX

Maple Tree Place	507,615	05/05	2004-2005	-
Williston, VT

Massillon Village Center	245,945	04/04	1986 / 2000	10,126
Massillion, OH

New Forest Crossing	146,585	06/05	2002-2003	-
Houston, TX

Page Field Commons	322,546	05/05	1999	26,853
Fort Myers, FL

Shoppes of Warner Robins	70,747	06/05	2004	-
Warner Robins, GA

Shops at 5	417,856	06/05	2005	-
Plymouth, MA

	Gross Leasable	Date Acquired	Year Built /	Amount of Mortgages Payable at
Property	Area (Sq. Ft.)	(month/year)	Renovated	6/30/05
Multi-Tenant
Southwest Crossing	113,627	06/05	1999	-
Fort Worth, TX

University Square	287,158	05/05	2003	-
University Heights, OH

Vail Ranch	101,784	04/04	2004-2005	13,489
Temecula, CA

West Town Market	68,544	06/05	2004	-
Fort Mill, SC

Subtotal Multi-Tenant	5,626,387			367,477
Single User
Circuit City Headquarters	382,570	05/05	1997	31,270
Richmond, VA

Crossroads Plaza	16,000	05/05	1987	4,973
North Attleborough, MA

CVS Pharmacy	10,908	06/05	1999	-
Burleson, TX

CVS Pharmacy	10,908	05/05	1999	-
Lawton, OK

CVS Pharmacy	13,813	05/05	2004	-
Moore, OK

CVS Pharmacy	10,908	06/05	1999	-
Oklahoma City, OK

Eckerd Drug Store	10,908	05/05	1999-2000	-
Atlanta, GA

Eckerd Drug Store	10,908	06/05	1999	-
Chattanooga, TN

Eckerd Drug Store	13,361	05/05	2005	-
Colesville, MD

Edwards Megaplex Theater	94,600	05/05	1988	19,730
Fresno, CA

Edwards Megaplex Theater	124,614	04/04	1997	27,875
Ontario, CA

Fisher Scientific	114,700	06/05	2005	-
Kalamazoo, MI

	Gross Leasable	Date Acquired	Year Built /	Amount of Mortgages Payable at
Property	Area (Sq. Ft.)	(month/year)	Renovated	6/30/05
Single-User
Hewitt Associates Campus	1,161,686	05/05	1974-1986	129,800
Lincolnshire, IL

Home Depot Center	136,123	06/05	1996	-
Pittsburgh, PA

Kaiser Foundation Hospital	100,352	06/05	2004-2005	32,670
Cupertino, CA

Publix	44,271	04/05	2004	4,384
Mountain Brook, AL

Walgreens	16,335	04/05	2000	3,218
Northwoods, MO

Walgreens	13,905	04/05	1999	2,600
West Allis, WI

Wickes Furniture Store	41,331	05/05	2005	4,964
Naperville, IL

Subtotal Single-User	2,328,201			261,484

Total second quarter acquisitions	7,954,588*			628,961

*Square footage excludes 68,348 of square footage we acquired for earnouts on properties purchased prior to the second quarter of 2005.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, we allocate a portion of the purchase price to the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates. We use the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties. We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease up period when calculating as if vacant fair values. We consider various factors including geographic location and size of leased space. We also evaluate each acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs. After an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income. Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

The application of SFAS No. 141 and SFAS No. 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to our real estate acquisitions during the six months ended June 30, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease costs of $3,297 was applied as a reduction to rental income for the six months ended June 30, 2005. Amortization pertaining to the below market lease costs of $5,906 was applied as an increase to rental income for the six months ended June 30, 2005.

The portion of the purchase price allocated to acquired in-place lease costs are amortized on a straight line basis over the life of the related lease. We incurred amortization expense pertaining to acquired in-place lease costs of $16,858 for the six months ended June 30, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease. We incurred $119 of amortization expense pertaining to customer relationship value for the six months ended June 30, 2005.

The table below presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and below market lease costs for properties owned at June 30, 2005:
	July 1, 2005 through December 31,
Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above
market lease costs	$(3,783)	(7,394)	(6,548)	(6,242)	(5,669)	(26,769)

Acquired below
market lease costs	6,304	11,885	10,802	9,667	8,769	77,980

Net rental income
increase	$2,521	4,491	4,254	3,425	3,100	51,211

Acquired in-place lease
intangibles	$20,025	40,050	40,050	39,996	38,725	186,594

Customer relationship value	$130	260	260	260	260	1,308

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

Potential future sources of capital include proceeds from the public or private offering of our equity or debt securities, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, as well as undistributed funds from operations. We anticipate that during the current year we will (i) acquire additional existing shopping centers and single-user net leased properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from proceeds of our public offerings of shares, cash flows from operating activities, financings and other external capital resources available to us. We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Offering. As of June 30, 2005, subscriptions for a total of 357,620,983 shares had been received from the public for both offerings, which include the 20,000 shares issued to the business manager/advisor and 7,748,882 shares distributed pursuant to the DRP as of June 30, 2005. As a result of such sales, we received a total of $3,571,711 of gross offering proceeds as of June 30, 2005.

Mortgage Debt. Mortgage loans outstanding as of June 30, 2005 were $2,867,747 and had a weighted average interest rate of 4.72%. Of this amount, $2,742,549 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.74% at June 30, 2005. The rate of 8.02% represented the interest rate on the mortgage for Cardiff Hall East (Cardiff), an other joint venture property which we consolidate. Excluding the Cardiff mortgage, the highest fixed rate on our mortgage debt was 7.48%. The remaining $125,198 represented variable rate loans with a weighted average interest rate of 4.35% at June 30, 2005. As of June 30, 2005, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

During the period from July 1, 2005 through July 29, 2005 we obtained mortgage financing on properties that we purchased during 2004 and 2005 totaling $301,107 that require monthly payments of interest only and bear interest at a range of 4.18% to 5.13% per annum.

Line of Credit. We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000. The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property. The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 2.87% to 3.34% during the quarter ended June 30, 2005. We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line. The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2005, we were in compliance with such covenants. There was no outstanding balance on the line as of June 30, 2005.

Stockholder Liquidity. We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share. As of June 30, 2005, we issued 7,748,882 shares pursuant to the DRP for an aggregate amount of $73,614.

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

Shares purchased by us will not be available for resale. As of June 30, 2005, 411,708 shares have been repurchased for a total of $3,808.

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

During the six months ended June 30, 2005, we closed on mortgage debt with a principal amount of $1,088,269. In addition, we consolidated one new mortgage in the amount of $30,800 in connection with one of the other joint venture properties. All new loans except one represented fixed rate loans which bear interest rates between 4.30% and 7.48%. The variable rate loan was assumed from the seller of a property and bears interest at a rate of 30-day LIBOR plus 155 basis points. We also paid off $35,742 of mortgage debt on four properties with variable interest rates ranging between 4.16% and 4.81%.

With the exception of the mortgage loans on Plaza Santa Fe II, Shops at Forest Commons, Henry Town Center, American Express - Canada, Boston Commons, Crossroads Plaza and Commons at Royal Palm, all of our outstanding loans that have closed may be prepaid with a penalty after specific lockout periods. The mortgage loans on Plaza Santa Fe II, Shops at Forest Commons, Henry Town Center and American Express - Canada have no prepayment privileges. The Company may defease the mortgage loans on Boston Commons, Crossroads Plaza and Commons at Royal Palm.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. We have outstanding rate lock deposits in the amount of

$15,710 as of June 30, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.58% to 5.30% for periods from 60 days to 90 days on approximately $1,111,000 in principal.

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

Cash Flows From Operating Activities

Cash flows provided by operating activities were $108,392 and $13,148 for the six month periods ended June 30, 2005 and 2004, respectively, which is due primarily to net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 189 properties (including the other joint venture properties) owned as of June 30, 2005, compared to 42 properties owned as of June 30, 2004.

Cash Flows From Investing Activities

Cash flows used in investing activities were $2,181,300 and $1,146,114, respectively, for the six month periods ended June 30, 2005 and 2004. Cash flows used in investing activities were primarily used for the acquisition of 76 wholly-owned and majority-owned properties and one other joint venture property for $2,007,251 and 34 wholly-owned properties for $1,090,426 during the six months ended June 30, 2005 and 2004, respectively.

As of July 29, 2005, we had approximately $420,000 available for investment in additional properties. As of July 29, 2005 we are considering the acquisition of approximately $454,000 in properties. We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing. It is our intention to finance each of our acquisitions either at closing or subsequent to closing. As a result of the intended financings and based on our current experience in raising funds in our offering, we believe that we will have sufficient resources to acquire these properties.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $2,202,725 and $1,195,482, respectively, for the six month periods ended June 30, 2005 and 2004. We generated proceeds from the sale of shares, net of offering costs paid, of $1,250,686 and $593,471 for the six month periods ended June 30, 2005 and 2004, respectively. We also generated $1,076,277 and $541,543 from the issuance of new mortgages secured by 71 of our wholly-owned and majority-owned properties and one other joint venture property and 29 of our wholly-owned properties for the six month periods ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2004, we generated $105,000 from funding on the line of credit, which was paid off later in 2004. We paid $19,168 and $10,154 for loan fees and $83,281 and $13,255 in distributions to our stockholders for the six months ended June 30, 2005 and 2004, respectively. The sponsor advanced us amounts to pay a portion of the 2004 distributions until funds available for distribution were sufficient to cover distributions. We repaid $2,000 of that advance during the six months ended June 30, 2005.

Given the current size of our offerings, as of July 29, 2005, we could raise approximately $1,300,000 of additional capital. However, there can be no assurance that we will raise this amount of money or that we will be able to acquire additional attractive properties.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of June 30, 2005 and December 31, 2004, we had incurred $379,556 and $234,014 of offering costs for both the initial public offering and the second offering, of which $283,906 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions and the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds. As of June 30, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations. We anticipate that these costs will not exceed these limitations upon completion of the offerings. Any excess amounts at the completion of the offerings will be reimbursed by our business manager/advisor.

Our business manager/advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offerings. In addition, an affiliate of our business manager/advisor is entitled to receive selling commissions, and the marketing contribution and due diligence expense allowance from us in connection with the offering. Such costs are offset against the stockholders' equity accounts. Such costs totaled $283,906 and $175,509, of which $2,967 and $2,880 remained unpaid at June 30, 2005 and December 31, 2004, respectively.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration. During the six months ended June 30, 2005 and 2004, we incurred $2,030 and $637, respectively. Of these costs, $1,832 and $957 remained unpaid as of June 30, 2005 and December 31, 2004 and are included in due to affiliates on the Consolidated Balance Sheets.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars. Such fees totaled $175 and $21 for the six months ended June 30, 2005 and 2004, respectively. None remained unpaid as of June 30, 2005 or December 31, 2004.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained. Such costs are capitalized as loan fees and amortized over the respective loan term. During the six months ended June 30, 2005 and 2004, we paid loan fees totaling $2,712 and $1,122, respectively, to this affiliate. No amounts remained unpaid as of June 30, 2005 or December 31, 2004.

We may pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee. The fee is payable quarterly in an amount equal to 1/4 of 1% of our average assets as of the last day of the immediately preceding quarter. For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. We neither paid nor accrued such fees for the six months ended June 30, 2004 because our business manager/advisor agreed to forego such fees. For the six months ended June 30, 2005, we accrued fees totaling $4,925, all of which remained unpaid as of that date. The Business Manager/Advisor agreed to forego any additional fees for these time periods.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services. We incurred property management fees of $8,297 and $1,154, for the six months ended June 30, 2005 and 2004, respectively. None remained unpaid as of June 30, 2005 or December 31, 2004.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased. We sold 151,211 and 510,839 shares of common stock to affiliates and recognized an expense related to these discounts of $116 and $336 for the six months ended June 30, 2005 and June 30, 2004, respectively.

As of December 31, 2004, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $654. No funds were due from affiliates as of June 30, 2005.

During 2004, our sponsor advanced us amounts to pay a portion of distributions to our stockholders until funds available for distribution were sufficient to cover the distributions. Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due. As of June 30, 2005 and December 31, 2004, we owe funds to our sponsor in the amount of $1,523 and $3,523, respectively, for repayment of the funds advanced for payment of distributions. The unpaid balance of $1,523 as of June 30, 2005 was repaid in full in July 2005. No funds have been advanced during 2005.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2005.
Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt
Fixed rate	$3,624,050	131,597	318,180	2,132,028	1,042,245
Variable rate	161,680	20,798	10,495	130,387	-

Ground lease payments	$480,461	4,217	9,771	10,148	456,325

The table includes interest payments to which we are contractually obligated under long term debt agreements.

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2028 to 2096. The property attached to the land will revert back to the lessor at the end of the lease.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing. We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $161,018 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into five installment note agreements and two construction loan agreements in which we have committed to fund up to a total of $226,977. Each loan requires monthly interest payments with the entire principal balance due at maturity. The combined receivable balance at June 30, 2005 was $136,000. Therefore, we may be required to fund up to an additional $90,977 on these loans.

We have obtained ten irrevocable letters of credit related to loan fundings against earnout spaces at certain properties. Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at June 30, 2005 is $41,144.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. We have outstanding rate lock deposits in the amount of $15,710 as of June 30, 2005 which are applied as credits to the mortgage fundings as they occur. These agreements lock interest rates from 4.58% to 5.30% for periods from 60 days to 90 days on approximately $1,111,000 in principal.

We are currently considering acquiring 22 properties for an estimated aggregate purchase price of $454,000. Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Results of Operations

General

The following discussion is based primarily on our Consolidated Financial Statements as of June 30, 2005 and December 31, 2004 and for the six months ended June 30, 2005 and 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,551	$127,195
March 31, 2004	11	2,116,839	$384,053
June 30, 2004	23	4,177,250	$713,925
September 30, 2004	26	5,682,446	$869,128
December 31, 2004	43	7,413,167	$1,241,693
March 31, 2005	24	3,339,612	$491,854
June 30, 2005	52	8,022,936	$1,515,397

Total	187	31,549,801	$5,397,221

The table above excludes other joint venture properties.

Rental Income, Tenant Recoveries and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases. Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $166,501 and $22,886 and all additional property income was $37,401 and $6,094 for the six months ended June 30, 2005 and 2004, respectively. The increase was due primarily to 189 properties (including the other joint venture properties) owned and operated for the six month period ended June 30, 2005 compared to 42 properties for the six month period ended June 30, 2004.

Other Income (loss) Other income (loss) consists of interest income earned primarily on short term investments that are held by us and other non-operating income earned by us as well as the realized gain (loss) on security investments. Other income (loss) was $7,648 and $(874) for the six months ended June 30, 2005 and 2004, respectively. The increase was due primarily to the amount of cash that was invested in short term investments and amount of interest earned on notes receivable for the six month period ended June 30, 2005 compared to the six month period ended June 30, 2004 as well as a realized loss of $1,347 was realized on treasury contracts we held during the six months ended June 30, 2004.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers. These expenses were $4,813 and $1,856 for the six months ended June 30, 2005 and 2004, respectively. The increase in general and administrative expenses resulted from dramatically increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

Property Operating Expenses. Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots. These expenses were $52,748 and $6,664 for the six months ended June 30, 2005 and 2004, respectively. The increase was due primarily to 189 properties (including the other joint venture properties) owned and operated for the six month period ended June 30, 2005 compared to 42 properties for the six month period ended June 30, 2004.

Depreciation and Amortization. Depreciation expense was $58,900 and $7,494 and is due to depreciation on the 189 properties (including the other joint venture properties) and 42 properties owned during the six months ended June 30, 2005 and 2004, respectively. Amortization expense was $18,514 and $2,934 which was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $393,000 and $97,000 and the amortization of loan and leasing fees of approximately $20,000 and $4,000 during the six months ended June 30, 2005 and 2004, respectively.

Interest Expense. Interest expense was $52,763 and $7,011 for the six months ended June 30, 2005 and 2004, respectively. The increase was due to the financing on 170 properties (including the other joint venture properties) compared to 31 properties as of June 30, 2005 and 2004, respectively.

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

		Six months ended
		June 30, 2005
Net income		$18,577

Add:	Depreciation and amortization related to investment properties	75,937
Less:
	Depreciation and amortization related to consolidated joint ventures	(1,005)

	Funds from operations	$93,509

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

The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties (excluding the other joint venture properties) as of June 30, 2005 and December 31, 2004. The weighted average gross leasable area occupied at June 30, 2005 and December 31, 2004 was 97% and 96%, respectively. N/A indicates the property was not owned by us at the end of the period.
		June 30, 2005		December 31, 2004
		GLA		GLA
Properties:	Location	Occupied	(%)	Occupied	(%)

23rd Street Plaza*	Panama City, FL	50,701	95	50,701	95
Academy Sports	Houma, LA	60,001	100	60,001	100
Academy Sports	Midland, TX	61,150	100	61,150	100
Academy Sports	Port Arthur, TX	61,001	100	61,001	100
Academy Sports	San Antonio, TX	70,910	100	N/A	N/A
Alison's Corner	San Antonio, TX	55,066	100	55,066	100
American Express	DePere, WI	132,336	100	132,336	100
American Express	Greensboro, NC	389,377	100	389,377	100
American Express	Ft. Lauderdale, FL	376,348	100	376,348	100
American Express	Markham, Ontario, Canada	306,710	100	N/A	N/A
American Express	Minneapolis, MN	541,542	100	541,542	100
American Express - 19th Avenue	Phoenix, AZ	117,556	100	117,556	100
American Express - 31st Avenue	Phoenix, AZ	337,439	100	337,439	100
American Express	Taylorsville, UT	395,787	100	N/A	N/A
Arvada Connection and Arvada Marketplace *	Arvada, CO	335,888	90	343,819	92
Ashland & Roosevelt	Chicago, IL	109,858	99	N/A	N/A
Azalea Square*	Summerville, SC	187,342	99	187,342	99
Beachway Plaza*	Bradenton, FL	115,490	95	N/A	N/A
Bear Creek	Houston, TX	87,912	100	N/A	N/A
Bed, Bath & Beyond Plaza	Miami, FL	97,456	100	97,456	100
Best on the Boulevard*	Las Vegas, NV	161,809	79	161,809	79
Bison Hollow	Traverse City, MI	134,798	100	N/A	N/A
Blockbuster at Five Forks	Greenville, SC	6,000	100	N/A	N/A
Bluebonnet Parc*	Baton Rouge, LA	128,289	95	128,289	95
Boston Commons	Springfield, MA	103,070	100	N/A	N/A
Boulevard at the Capital Centre*	Largo, MD	473,990	99	434,917	92
Boulevard Plaza	Pawtucket, RI	49,932	46	N/A	N/A
The Brickyard	Chicago, IL	235,401	100	N/A	N/A
Brown's Lane	Middletown, RI	74,715	100	N/A	N/A
CarMax	San Antonio, TX	60,772	100	N/A	N/A
Century III Plaza	West Mifflin, PA	283,839	100	N/A	N/A
Chantilly Crossing	Chantilly, VA	77,044	100	N/A	N/A
Cinemark Theatre	Woodridge, IL	70,183	100	N/A	N/A
Circuit City Headquarters	Richmond, VA	382,570	100	N/A	N/A
Clearlake Shores	Clear Lake, TX	50,159	100	N/A	N/A
The Columns*	Jackson, TN	171,027	99	166,227	96
The Commons at Royal Palm	Royal Palm Beach, FL	158,034	100	N/A	N/A
The Commons at Temecula	Temecula, CA	293,033	100	N/A	N/A
Coram Plaza	Coram, NY	130,604	91	133,469	93
Cornerstone Plaza*	Cocoa Beach, FL	58,077	85	N/A	N/A
CorWest Plaza*	New Britain, CT	115,011	100	114,023	99

		June 30, 2005		December 31, 2004
		GLA		GLA
Properties:	Location	Occupied	(%)	Occupied	(%)

Cottage Plaza	Pawtucket, RI	85,463	100	N/A	N/A
Cranberry Square	Cranberry Township, PA	180,585	92	180,585	92
Crossroads Plaza	North Attleborough, MA	16,000	100	N/A	N/A
Cuyahoga Falls Market Center	Cuyahoga Falls, OH	76,361	100	N/A	N/A
CVS Pharmacy (Eckerd Drug Store)	Edmund, OK	13,824	100	13,824	100
CVS Pharmacy (Eckerd Drug Store)	Norman, OK	13,824	100	13,824	100
CVS Pharmacy	Burleson, TX	10,908	100	N/A	N/A
CVS Pharmacy	Jacksonville, FL	13,824	100	N/A	N/A
CVS Pharmacy	Lawton, OK	10,908	100	N/A	N/A
CVS Pharmacy	Montevallo, AL	10,055	100	N/A	N/A
CVS Pharmacy	Moore, OK	13,813	100	N/A	N/A
CVS Pharmacy	Oklahoma City, OK	10,908	100	N/A	N/A
CVS Pharmacy	Saginaw, TX	13,824	100	N/A	N/A
CVS Pharmacy	Sylacauga, AL	10,055	100	10,055	100
Darien Towne Center	Darien, IL	217,558	97	217,558	97
Davis Towne Crossing	North Richland Hills, TX	35,008	88	31,091	91
Denton Crossing*	Denton, TX	309,740	100	266,040	95
Dorman Center - Phase I & II*	Spartanburg, SC	379,067	98	381,567	98
Eastwood Towne Center*	Lansing, MI	326,655	98	325,655	98
Eckerd Drug Store	Atlanta, GA	10,908	100	N/A	N/A
Eckerd Drug Store	Chattanooga, TN	10,908	100	N/A	N/A
Eckerd Drug Store	Colesville, MD	13,361	100	N/A	N/A
Eckerd Drug Store	Columbia, SC	13,440	100	13,440	100
Eckerd Drug Store	Crossville, TN	13,824	100	13,824	100
Eckerd Drug Store	Greer, SC	13,824	100	13,824	100
Eckerd Drug Store	Kill Devil Hills, NC	13,824	100	13,824	100
Edgemont Town Center*	Homewood, AL	74,055	95	70,055	90
Edwards Megaplex Theater	Fresno, CA	94,600	100	N/A	N/A
Edwards Megaplex Theater	Ontario, CA	124,614	100	N/A	N/A
Evans Towne Centre	Evans, GA	73,295	97	73,295	97
Fairgrounds Plaza	Middletown, NY	59,970	100	N/A	N/A
Fisher Scientific	Kalamazoo, MI	114,700	100	N/A	N/A
Five Forks	Simpsonville, SC	64,173	100	60,673	95
Forks Town Center	Easton, PA	87,996	95	85,460	92
Four Peaks Plaza	Fountain Hills, AZ	122,058	100	N/A	N/A
Fox Creek Village	Longmont, CO	99,507	87	94,833	83
Fullerton Metrocenter	Fullerton, CA	243,489	96	236,356	93
Galvez Shopping Center	Galveston, TX	25,660	100	N/A	N/A
The Gateway*	Salt Lake City, UT	511,855	100	N/A	N/A
Gateway Pavilions*	Avondale, AZ	297,167	99	244,020	81
Gateway Plaza	Southlake, TX	336,862	94	334,030	93
Gateway Station	College Station, TX	21,291	100	19,537	100
Gateway Village	Annapolis, MD	271,304	99	261,807	96
Gloucester Town Center	Gloucester, NJ	108,420	100	N/A	N/A
GMAC	Winston-Salem, NC	501,064	100	501,064	100
Golfland Plaza	Orange, CT	45,654	100	N/A	N/A
Governor's Marketplace*	Tallahassee, FL	223,902	97	218,437	94
Grapevine Crossing	Grapevine, TX	125,381	100	N/A	N/A
Green's Corner	Cumming, GA	85,271	100	85,271	100
Greensburg Commons*	Greensburg, IN	264,893	97	N/A	N/A
Gurnee Town Center*	Gurnee, IL	172,188	96	172,188	96
Harris Teeter	Wilmington, NC	57,230	100	57,230	100
Harvest Towne Center*	Knoxville, TN	37,755	89	38,755	92

		June 30, 2005		December 31, 2004
		GLA		GLA
Properties:	Location	Occupied	(%)	Occupied	(%)

Henry Town Center*	McDonough, GA	444,296	100	444,296	100
Heritage Towne Crossing	Euless, TX	72,636	90	72,119	98
Hewitt Associates Campus	Lincolnshire, IL	1,161,686	100	N/A	N/A
Hickory Ridge	Hickory, NC	380,487	100	380,487	100
High Ridge Crossing*	High Ridge, MO	72,657	95	N/A	N/A
Hobby Lobby	Concord, NC	60,000	100	N/A	N/A
Holliday Towne Center*	Duncansville, PA	70,322	85	N/A	N/A
Home Depot Center	Pittsburgh, PA	136,123	100	N/A	N/A
Home Depot Plaza	Orange, CT	135,643	100	N/A	N/A
Huebner Oaks Center	San Antonio, TX	284,482	99	282,286	98
Irmo Station	Irmo, SC	90,960	91	90,960	91
John's Creek Village	Duluth, GA	164,882	100	141,802	100
Kaiser Foundation Hospital	Cupertino, CA	100,352	100	N/A	N/A
Kohl's/Wilshire Plaza	Kansas City, MO	88,248	100	88,248	100
La Plaza Del Norte*	San Antonio, TX	306,640	96	306,640	96
Lake Forest Crossing	McKinney, TX	28,673	100	N/A	N/A
Lake Mary Pointe	Orlando, FL	47,902	94	48,952	96
Lakepointe Towne Crossing	Lewisville, TX	134,804	100	N/A	N/A
Lakewood Towne Center*	Lakewood, WA	567,413	98	550,613	95
Larkspur Landing	Larkspur, CA	159,767	93	158,193	91
Lincoln Park	Dallas, TX	148,806	100	148,806	100
Low Country Village*	Bluffton, SC	76,385	100	75,241	98
MacArthur Crossing	Los Colinas, TX	108,535	98	107,759	98
Magnolia Square*	Houma, LA	112,849	97	N/A	N/A
Manchester Meadows	Town and Country, MO	445,272	98	442,272	97
Mansfield Towne Crossing	Mansfield, TX	105,286	100	95,277	100
Maple Tree Place	Williston, VT	394,647	78	N/A	N/A
Massillon Village Center	Massillion, OH	220,658	90	N/A	N/A
Maytag Distribution Center	Iowa City, IA	750,000	100	N/A	N/A
McAllen Shopping Center	McAllen, TX	17,625	100	17,665	100
Mesa Fiesta	Mesa, AZ	169,802	87	194,892	100
Midtown Center	Milwaukee, WI	312,468	98	N/A	N/A
Mitchell Ranch Plaza*	New Port Richey, FL	197,554	99	190,404	95
New Forest Crossing	Houston, TX	146,585	100	N/A	N/A
Newnan Crossing I & II	Newnan, GA	392,050	100	392,050	100
Newton Crossroads	Covington, GA	77,096	98	78,896	100
North Ranch Pavilions	Thousand Oaks, CA	57,975	92	55,928	89
North Rivers Town Center	Charleston, SC	141,204	100	141,204	100
Northgate North	Seattle, WA	297,006	98	297,006	98
Northpointe Plaza*	Spokane, WA	372,124	98	373,207	99
Northwoods Center	Wesley Chapel, FL	74,647	100	74,647	100
Oswego Commons	Oswego, IL	187,666	100	186,451	99
Page Field Commons	Fort Myers, FL	305,398	95	N/A	N/A
Paradise Valley Marketplace*	Phoenix, AZ	73,700	80	72,704	79
Pavilion at King's Grant	Concord, NC	79,109	100	79,109	100
Peoria Crossings*	Peoria, AZ	224,054	98	209,211	98
Phenix Crossing	Phenix City, AL	53,817	95	53,817	95
Pine Ridge Plaza	Lawrence, KS	230,510	100	230,510	100
Placentia Town Center	Placentia, CA	110,962	100	107,658	97
Plaza at Marysville	Marysville, WA	111,956	97	111,656	97
Plaza at Riverlakes*	Bakersfield, CA	100,836	98	102,836	100
Plaza Santa Fe II	Santa Fe, NM	218,589	98	218,589	98
Pleasant Run Towne Center	Cedar Hill, TX	201,185	100	201,587	100

		June 30, 2005		December 31, 2004
		GLA		GLA
Properties:	Location	Occupied	(%)	Occupied	(%)

Promenade at Red Cliff	St. George, UT	85,336	90	89,561	95
Publix	Mountain Brook, AL	44,271	100	N/A	N/A
Reisterstown Road Plaza*	Baltimore, MD	780,295	98	749,370	97
Saucon Valley Square	Bethlehem, PA	80,695	100	80,695	100
Shaw's Supermarket	New Britain, CT	65,658	100	65,658	100
Shoppes at Lake Andrew	Viera, FL	144,733	100	144,772	100
The Shoppes at Park West*	Mt. Pleasant, SC	63,301	98	61,426	95
Shoppes at Quarterfield	Severn, MD	59,417	96	59,417	96
Shoppes of New Hope*	Dallas, GA	70,610	100	64,310	91
Shoppes of Prominence Point*	Canton, GA	75,608	97	76,658	98
Shoppes of Warner Robins*	Warner Robins, GA	64,397	91	N/A	N/A
Shops at 5	Plymouth, MA	417,856	100	N/A	N/A
The Shops at Boardwalk*	Kansas City, MO	106,961	87	99,881	81
Shops at Forest Commons	Round Rock, TX	34,756	100	34,756	100
Shops at Park Place	Plano, TX	114,418	98	115,460	99
Southgate Plaza	Heath, OH	85,920	100	N/A	N/A
Southlake Town Square*	Southlake, TX	425,809	94	428,926	94
Southwest Crossing	Fort Worth, TX	112,415	99	N/A	N/A
Stanley Works/Mac Tools	Westerville, OH	72,500	100	N/A	N/A
Stateline Station*	Kansas City, MO	132,436	93	N/A	N/A
Stilesboro Oaks	Acworth, GA	80,772	100	80,772	100
Stony Creek Marketplace	Noblesville, IN	153,796	100	153,796	100
Tollgate Marketplace	Bel Air, MD	392,587	100	392,587	100
Towson Circle*	Towson, MD	108,679	100	108,679	94
Trenton Crossing	McAllen, TX	214,060	100	N/A	N/A
University Square*	University Heights, OH	186,225	65	N/A	N/A
University Town Center	Tuscaloosa, AL	54,228	95	57,250	100
Vail Ranch	Temecula, CA	100,384	99	N/A	N/A
The Village at Quail Springs*	Oklahoma City, OK	100,404	100	N/A	N/A
Village Shoppes at Simonton*	Lawrenceville, GA	60,815	92	58,015	87
Walgreens	Northwoods, MO	16,335	100	N/A	N/A
Walgreens	West Allis, WI	13,905	100	N/A	N/A
Wal-Mart Supercenter	Blytheville, AR	183,047	100	183,047	100
Wal-Mart Supercenter	Jonesboro, AR	149,704	100	149,704	100
Watauga Pavilion*	Watauga, TX	201,811	98	199,767	97
West Town Market*	Fort Mill, SC	65,800	96	N/A	N/A
Wickes Furniture Store	Naperville, IL	41,331	100	N/A	N/A
Winchester Commons*	Memphis, TN	91,424	98	91,424	98
Wrangler	El Paso, TX	316,800	100	316,800	100
Zurich Towers	Schaumburg, IL	895,418	100	895,418	100

		30,676,490		19,580,117

* As part of the purchase of these properties, we are entitled to receive payments in accordance with a master lease agreement for space which was not producing revenue either at the time of or subsequent to the purchase. The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased. The percentage in the table above does not include non-revenue producing space covered by the master lease agreement. The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 78% and 100% at June 30, 2005.

Subsequent Events

We issued 23,415,448 shares of common stock and repurchased 110,502 shares of common stock from July 1 through July 29, 2005, resulting in a total of 380,514,221 shares of common stock outstanding at July 29, 2005. As of July 29, 2005, subscriptions for a total of 372,272,646 shares had been received resulting in total gross offering proceeds of approximately $3,723,000. An additional 8,763,785 shares had been issued pursuant to the DRP for approximately $83,000 of additional gross proceeds and 522,210 had been repurchased in connection with the SRP for approximately $5,000.

We paid distributions of $18,074 to our stockholders in July 2005.

We acquired the following properties during the period July 1 to July 29, 2005. The respective acquisitions are summarized in the table below.
Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

07/01/05	Mission Crossing	2003/	15,766	149,512	Gold's Gym
	San Antonio, TX	2005			Big Lots
					Goodwill Industries

07/01/05	Southpark Meadows	2004	20,969	252,394	Wal-Mart
	Austin, TX				Petsmart

07/08/05	Wild Oats Marketplace	2000	13,580	48,000	Wild Oats Marketplace
	Hinsdale, IL

07/08/05	Petsmart Distribution Center	2004/	42,762	1,000,350	Petsmart
	Ottawa, IL	2005

07/15/05	Diebold Warehouse	2005	12,272	158,652	Diebold, Inc.
	Akron, OH

07/15/05	Pacheco Pass	2005	25,021	99,356	Best Buy
	Gilroy, CA				Linen's N Things

07/19/05	Gardiner Manor Mall	1999	65,227	220,716	King Kullen Supermarkets
	Bay Shore, NY				Linens 'N Things
					Old Navy
					Staples
					Michaels

07/19/05	Bed, Bath & Beyond Plaza	2000 -	16,640	61,639	Bed, Bath & Beyond
	Westbury, NY	2002

07/19/05	Crown Palace Theater	2000	17,033	74,170	Crown Theater
	Hartford, CT

07/19/05	Wilton Square	2000 -	47,161	438,097	Home Depot
	Saratoga Springs, NY	2001			Target
					Price Chopper

07/19/05	Mid-Hudson Center	1999	42,637	246,366	Home Depot
	Poughkeepsie, NY				Stop & Shop

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

07/29/05	Computershare Shareholder Services Canton, MA	2000	68,777	185,171	Computershare Shareholder Services

07/29/05	The Orchard - Kohl's New Hartford, NY	2004-2005	6,280	88,407	Kohl's

The mortgage debt obtained during the period July 1 to July 29, 2005, are detailed in the table below.
Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)

07/07/05	Fisher Scientific	5.13%	08/01/25	8,260
	Kalamazoo, MI

07/07/05	New Forest Crossing	4.75%	08/01/10	10,797
	Houston, TX	(5.42%)*

07/08/05	West Town Market	5.00%	07/11/10	6,048
	Fort Mill, SC

07/11/05	University Square	4.78%	07/11/10	29,965
	University Heights, OH

07/19/05	Acquisition Portfolio **	LIBOR + .76	08/01/07	232,408
	Various locations

07/21/05	Mission Crossing	5.02%	08/01/10	13,630
	San Antonio, TX

 * The interest rate will increase to 5.42% after 09/01/07

** Ten properties were financed under a single note. Together, the ten properties secure the note.

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent. During the period from July 1 to July 29, 2005, we funded earnouts totaling $7,559 at three of our existing properties.

On July 7, 2005, we repaid our sponsor $1,523 representing the remaining unpaid balance of amounts which the sponsor had advanced us for payment of distributions in 2004.

During the period from July 1 to July 29,2005, we funded a total of $16,398 on one new installment note, one outstanding installment note and one outstanding construction loan.

On July 15, 2005, we received payment in full on one of our outstanding notes receivable in the amount of $22,238. On this date, we purchased the corresponding property.

On July 26, 2005, we received $1,000 representing a contract breakage fee associated with a potential purchase. We will record the breakage fee, less applicable deferred acquisition costs, as other income during the third quarter of 2005.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions. Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants. The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations. To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties. As of June 30, 2005, we owned 55 single-user net lease properties.

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

The fair value of our debt approximates its carrying amount as of June 30, 2005.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.
	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	770	1,632	58,612	58,304	966,393	1,656,838
Variable rate debt	15,907	712	-	-	125,198	-

Average interest rate on debt:
Fixed rate debt	5.94%	5.95%	4.51%	4.73%	4.71%	4.76%
Variable rate debt	3.78%	3.00%	-	-	4.35%	-

We have $141,817 of variable rate debt with an average interest rate of 4.23% as of June 30, 2005. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1%, based on debt outstanding as of June 30, 2005, interest expense increases by approximately $1,418 on an annual basis.

The table incorporates only those interest rate exposures that exist as of June 30, 2005. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

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

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered, pursuant to registration statements under the Securities Act of 1933, the initial offering and second offering or our offerings on a best efforts basis of 500,000,000 shares at $10.00 per share, subject to discounts in certain cases and up to 40,000,000 shares at $9.50 per share pursuant to our DRP.

As of June 30, 2005, we have sold the following securities in the initial offering and second offering for the following aggregate offering prices:

*	349,852,101	shares on a best efforts basis for $3,497,897, and
*	7,748,882	shares pursuant to the DRP for $73,614
*	411,708	shares repurchased pursuant to the SRP for $3,808

The total of shares and gross offering proceeds from our offerings as of June 30, 2005 is 357,189,275 shares for $3,567,703. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our business manager/advisor for $200 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering through June 30, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:
Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$366,976	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	1,813	A
Other expenses paid to non-affiliates	10,767	A
Total expenses	$379,556

The net offering proceeds to us for our offering periods, after deducting the total expenses paid and accrued as described above, are $3,188,147.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:
Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$-	A
Purchase of real estate	2,719,719	A
Acquisition of other businesses	-	A
Repayment of indebtedness	36,524	A
Working capital (currently)	31,881	E
Temporary investments (currently)	400,023	A
Other uses	-	A
Total uses	$3,188,147

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

Report on Form 8-K dated April 18, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated April 29, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated May 6, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated May 12, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated May 19, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated May 20, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated May 23, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated June 7, 2005
Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated June 17, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated June 20, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated June 24, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K/A dated April 29, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated May 12, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

Report on Form 8-K/A dated May 20, 2005
Item 9.01 Financial Statements, ProForma Financial Information and Exhibits

(c)  Exhibits:

EXHIBIT NO.	DESCRIPTION
1.1*	Form of Dealer Manager Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Securities Corporation.

1.2*	Form of Soliciting Dealers Agreement by and between Inland Securities Corporation and the Soliciting Dealers.

3.1*	First Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

3.2.1*	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005.

4.1*	Specimen Certificate for the Shares.

5*	Opinion of Duane Morris LLP as to the legality of the Shares being registered.

8*	Opinion of Duane Morris LLP as to tax matters.

10.1*	Form of Escrow Agreement by and among Inland Western Retail Real Estate Trust, Inc., Inland Securities Corporation and LaSalle Bank National Association.

10.2*	Form of Advisory Agreement by and between Inland Western Retail Real Estate Trust, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.

10.2.1*	Amended and Restated Advisory Agreement dated December 28, 2004.
-48-
EXHIBIT NO.	DESCRIPTION
10.2.2*	Second Amended and Restated Advisory Agreement dated December 28, 2004.

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

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.7*	Purchase and Sale Agreement (Re: Peoria Station) dated January 31, 2003.

10.8*	Assignment of Purchase and Sale Agreement (Re: Peoria Station) dated June 3, 2003.

10.9*	Share Repurchase Plan.

10.10*	Agreement for Purchase and Sale (Re: Stoney Creek) dated November 11, 2003.

10.11*	Real Property Purchase Agreement (Re: Plaza 205 and Mall 205) dated December 3, 2003.

10.12*	Amended Real Estate Purchase Contract (Re: Edmond Oklahoma Eckerd Drug Store) dated November 11, 2003.

10.13*	Amended Real Estate Purchase Contract (Re: Norman Oklahoma Eckerd Drug Store) dated November 11, 2003.
10.14*	Sale-Purchase Agreement Contract (Re: Shops at Park Place) dated September 5, 2003.

10.15*	Assignment of Contract (Re: Shops at Park Place) dated September 23, 2003.

10.16*	Assignment of Membership Interests (Re: Shops at Park Place) dated October 31, 2003.

10.17*	Promissory Note (Re: Shops at Park Place) dated October 31, 2003.

10.18*	Loan Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.19*	Post Closing Agreement (Re: Shops at Park Place) dated October 31, 2003.

10.20*	Purchase and Sale Agreement (Re: Darien Towne Center) dated November 12, 2003.

10.21*	Purchase and Sale Agreement (Re: Shaws Supermarkets- New Britain) dated November 20, 2003.

10.22*	Agreement Relating to PetsMart Claims (Re: Darien Towne Center) dated December 18, 2003.
-49-
EXHIBIT NO.	DESCRIPTION
10.23*	Agreement Relating to Irv's Lease (Re: Darien Towne Center) dated December 18, 2003.

10.24*	Amended Purchase Agreement (Re: Newnan Crossing) dated December 18, 2003.

10.25*	Mortgage Note $10M (Re: Darien Towne Center) dated December 19, 2003.

10.26*	Mortgage Note $6.5M (Re: Darien Towne Center) dated December 19, 2003.

10.27*	Mortgage, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Darien Towne Center) dated December 19, 2003.

10.28*	Related Agreement (Re: Darien Towne Center) dated December 19, 2003.

10.29*	Assignment (Re: Darien Towne Center) dated December 19, 2003.

10.30*	Partial Assignment and Assumption of Purchase and Sale Agreement (Re: Shaws Supermarket - New Britain) dated December 30, 2003.

10.31*	Amended Purchase Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.32*	Post Closing and Indemnity Agreement (Re: Pavilion at Kings Grant) dated December 31, 2003.

10.33*	Mortgage Note (Re: CorWest Plaza) dated January 1, 2004.

10.34*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.35*	Guaranty Agreement (Re: CorWest Plaza) dated January 1, 2004.

10.36*	Letter Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.37*	Mortgage Note (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.38*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Stoney Creek Marketplace) dated January 5, 2004.

10.39*	Amended Contract of Sale (Re: La Plaza Del Norte) dated January 16, 2004.

10.40*	Promissory Note (Re: Hickory Ridge) dated January 23, 2004.

10.41*	Post Closing Agreement (Re: Hickory Ridge) dated January 2004.

10.42*	Loan Agreement (Re: Hickory Ridge) dated January 23, 2004.

10.43*	Amended and Restated Promissory Noted (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.44*	Promissory Note (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.45*	Open-End Mortgage and Security Agreement (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

-50-
EXHIBIT NO.	DESCRIPTION
10.46*	Loan Agreement (Re: Shops at Park Place and Shaws Supermarket - New Britain) dated January 2004.

10.47*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shops at Park Place) dated January 2004.

10.48*	Guaranty Agreement Regarding Cross-Collateralization (Re: Shaws Supermarket - New Britain) dated January 2004.

10.49*	Notice of Final Agreement (Re: La Plaza Del Norte) dated February 2004.

10.50*	Secured Promissory Note Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.51*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753821 (Re: La Plaza Del Norte) dated February 2004.

10.52*	Guaranty Loan No, 753821 (Re: La Plaza Del Norte) dated February 2004.

10.53*	Amended Purchase and Sale Agreement (Re: CorWest Plaza) dated October 8, 2003.

10.54*	Assignment and Assumption of Purchase and Sale Agreement (Re: CorWest Plaza) dated January 5, 2004.

10.55*	Amended Purchase and Sale Agreement (Re: Metro Square Center) dated January 16, 2004.

10.56*	Assignment and Assumption of Letter Agreement (Re: Metro Square Center) dated January 20, 2004.

10.57*	Reinstatement of and Amendment to Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 14, 2004.

10.58*	Assignment and Assumption of Purchase and Sale Agreement (Re: North Ranch Pavilions) dated January 15, 2004.

10.59*	Letter Agreement (Re: MacArthur Crossing) dated November 20, 2003.

10.60*	Assignment of Contract (Re: MacArthur Crossing) dated February 2004.

10.61*	Secured Promissory Note Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.62*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Larkspur Landing) dated January 30, 2004.

10.63*	Guaranty Loan No. 753820 (Re: Larkspur Landing) dated January 30, 2004.

10.64*	Amended Option to Purchase Partnership Interests (Re: Hickory Ridge) dated December 23, 2003.

10.65*	Assignment (Re: La Plaza Del Norte) dated January 21, 2004.

10.66*	Purchase and Sale Agreement (Re: Larkspur Landing) dated December 12, 2003.

10.67*	Assignment (Re: Larkspur Landing) dated January 14, 2004.

-51-
EXHIBIT NO.	DESCRIPTION
10.68*	Amended Letter Agreement Offer to Purchase (Re: The Promenade at Red Cliff) dated February 13, 2004.

10.69*	Agreement of Sale (Re: Peoria Crossing) dated January, 2004

10.70*	Letter Agreement to Purchase (Re: Heritage Towne Crossing) dated January 8, 2004.

10.71*	Secured Promissory Note Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.72*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.73*	Guaranty Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.74*	Guaranty - II Loan No. 753865 (Re: Pavilion at King's Grant) dated April 6, 2004.

10.75*	Assignment of Contract (Re: Hickory Ridge ) dated January 9, 2004.

10.76*	Promissory Note Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.77*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.78*	Non-Recourse Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.79*	Payment Guaranty Agreement Loan No. 6518303 (Re: Metro Square Center) dated March 26, 2004.

10.80*	Secured Promissory Note Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.81*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.82*	Guaranty Loan No. 753864 (Re: MacArthur Crossing) dated March 26, 2004.

10.83*	Promissory Note Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.84*	Exceptions to Non-Recourse Guaranty Agreement Loan No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.85*	Loan Agreement No. 57968 (Re: Promenade at Red Cliff) dated April 8, 2004.

10.86*	Post Closing and Indemnity Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.87*	Vacancy Escrow Agreement (Re: Heritage Towne Crossing) dated March 5, 2004.

10.88*	General Assignment (Re: Heritage Towne Crossing) dated March 5, 2004.

10.89*	Assignment of Contract (Re: Heritage Towne Crossing) dated March 5, 2004.

10.90*	Assignment of Contract (Re: Dorman Center) dated December 29, 2003.

10.91*	Amended Purchase Agreement (Re: Dorman Center) dated December 10, 2003.
-52-
EXHIBIT NO.	DESCRIPTION
10.92*	Dorman Center Pier 1 Escrow (Re: Dorman Center) dated March 4, 2004.

10.93*	Dorman Center Escrow (Re: Dorman Center) dated March 4, 2004.

10.94*	Mortgage Note Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.95*	Mortgage, Assignment of Leases and Rents and Security Agreement (Re: Dorman Center) dated April 9, 2004.

10.96*	Transitional Security (Phase II) Reserve Agreement (Re: Dorman Center) dated April 9, 2004.

10.97*	Guaranty Agreement Loan No. 6518291 (Re: Dorman Center) dated April 9, 2004.

10.98*	Promissory Note: (Re: Heritage Towne Crossing) dated April 26, 2004.

10.99*	Promissory Note: (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.100*	Promissory Note: (Re: Eckerds - Norman, OK.) dated April 26, 2004.

10.101*	Loan Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.102*	Post-Closing Agreement (Re: Heritage Towne Crossing, Eckerds - Edmond, OK. And Eckerds - Norman, OK.) dated April 26, 2004.

10.103*	Guaranty Agreement Regarding Cross-Collateralization (Re: Heritage Towne Crossing) dated April 26, 2004.

10.104*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Edmond, OK.) dated April 26, 2004.

10.105*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Norman, OK.) dated April 26, 2004.

10.106*	Assignment of Contract (Re: Promenade at Red Cliff) dated February 13, 2004.

10.107*	Assignment of Contract (Re: Peoria Crossings) dated March 3, 2004.

10.108*	Post Closing Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.109*	Master Lease Escrow Agreement (Re: Peoria Crossings) dated February 4, 2004.

10.110*	Tax Proration Agreement (Re: Peoria Crossings) dated March 3, 2004.

10.111*	Promissory Note Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.112*	Loan Agreement -Loan No. 10023006 (Re: Peoria Crossings) dated March 5, 2004.

10.113*	Assignment of Contract (Re: Paradise Valley Marketplace) dated April 8, 2004.

10.114*	Revised Letter Agreement to Purchase (Re: Paradise Valley Marketplace) dated January 21, 2004.

10.115*	Escrow Agreement (Re: Paradise Valley Marketplace) dated April 8, 2004.
-53-
EXHIBIT NO.	DESCRIPTION
10.116*	Assignment and Assumption of Purchase and Sale Agreement (Re: Best on the Boulevard) dated April 4, 2004.

10.117*	Post-Closing Agreement (Re: Best on the Boulevard) dated April 14, 2004.

10.118*	Amended Purchase and Sale Agreement (Re: Best on the Boulevard) dated March 29, 2004.

10.119*	Assignment and Assumption of Purchase and Sales Agreement (Re: Bluebonnet Parc) dated April 21, 2004.

10.120*	Escrow Agreement (Re: Bluebonnet Parc) dated April 22, 2004.

10.121*	Letter Agreement to Purchase (Re: Bluebonnet Parc) dated February 4, 2004.

10.122*	Loan Agreement (Re: Bluebonnet Parc) dated May 7, 2004.

10.123*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Alison's Corner) dated April 20, 2004.

10.124*	Post Closing Agreement (Re: Alison's Corner) dated April 28, 2004.

10.125*	Amended Purchase and Sale Agreement (Re: Alison's Corner) dated April 23, 2004.

10.126*	Promissory Note (Re: Alison's Corner) dated May 10, 2004.

10.127*	Loan Agreement (Re: Alison's Corner) dated May 10, 2004.

10.128*	Letter Agreement Regarding Escrow (Re: Alison's Corner) dated May 10, 2004.

10.129*	Post-Closing Agreement (Re: Alison's Corner) dated May 10, 2004.

10.130*	Assignment and Assumption of Purchase and Sales Agreement (Re: North Rivers Town Center) dated April 27, 2004.

10.131*	Post-Closing Agreement (Re: North Rivers Town Center) dated April 2004.

10.132*	Amended Agreement for Purchase and Sale (Re: North Rivers Town Center) dated April 26, 2004.

10.133*	Assignment and Assumption of Purchase and Sales Agreement (Re: Eastwood Towne Center) dated May 12, 2004.

10.134*	Revised Letter Agreement (Re: Eastwood Towne Center) dated March 29, 2004.

10.135*	Master Fund Escrow Agreement (Eastwood Towne Center) dated May 13, 2004.

10.136*	Holdback Agreement (Re: Eastwood Towne Center) dated May 13, 2004.

10.137*	Bill of Sale, Assignment and Assumption of Contracts (Re: Eastwood Towne Center) dated May 13, 2004.

10.138*	Assignment and Assumption of Purchase and Sales Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

-54-
EXHIBIT NO.	DESCRIPTION
10.139*	Bill of Sale, Assignment and Assumption of Contracts (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.140*	Purchase and Sale Agreement (Re: Arvada Connection and Arvada Marketplace) dated March 31, 2004.

10.141*	Escrow Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 29, 2004.

10.142*	Redevelopment Agreement (Re: Arvada Connection and Arvada Marketplace) dated April 28, 2004.

10.143*	Easements With Covenants and Restrictions Affecting Land (Re: Arvada Marketplace) dated April 29, 2004.

10.144*	Assignment of Contract (Re: Watauga Pavilion) dated May 20, 2004.

10.145*	Amended Purchase and Sale Agreement (Re: Watauga Pavilion) dated May 11, 2004.

10.146*	Post-Closing Escrow and Master Lease Agreement (Re: Watauga Pavilion) dated May 21, 2004.

10.147*	CAM Reconciliation Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.148*	Reinstatement of and First Amendment to Agreement of Purchase and Sale (Re: Northpointe Plaza) dated April 2004.

10.149*	Vacancy Escrow Agreement (Re: Northpointe Plaza) dated May 2004.

10.150*	Promissory Note - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.151*	Loan Agreement - Loan No. 58108 (Re: Paradise Valley Marketplace) dated June 3, 2004.

10.152*	Promissory Note (Re: North Rivers Town Center) dated June 3, 2004.

10.153*	Mortgage and Security Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.154*	Post-Closing Agreement (Re: North Rivers Town Center) dated June 3, 2004.

10.155*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Kill Devil Hills, NC) dated March 18, 2004.

10.156*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Greer, SC) dated April 1, 2004.

10.157*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Columbia, SC) dated March 18, 2004.

10.158*	Real Estate Purchase and Leaseback Agreement (Re: Eckerds - Crossville, TN) dated March 18, 2004.

10.159*	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Loan No. 58108 (Re: Peoria Crossing) dated June 3, 2004.

10.160*	Loan Agreement (Re: North Rivers Town) dated June 3, 2004.

-55-
EXHIBIT NO.	DESCRIPTION
10.161*	Secured Promissory Note Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.162*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.163*	Guaranty Loan No. 753946 (Re: Arvada Marketplace) dated June 17, 2004.

10.164*	Mortgage Note Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.165*	Mortgage - Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.166*	Guaranty Agreement Loan No. 6518370 (Re: Eastwood Town Center) dated June 15, 2004.

10.167*	Secured Promissory Note Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.168*	Deed of Trust, Security Agreement and Assignment of Rents Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.169*	Notice of Final Agreement Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.170*	Guaranty Loan No. 753943 (Re: Watauga Pavilion) dated June 7, 2004.

10.171*	General Assignment (Re: Northpointe Plaza) dated May 25, 2004.

10.172*	Post Closing and Indemnity Agreement (Re: Northpointe Plaza) dated May, 2004.

10.173*	Promissory Note (Re: Northpointe Plaza) dated June 4, 2004.

10.174*	Loan Agreement (Re: Northpointe Plaza) dated June 4, 2004.

10.175*	Deed of Trust, Security Agreement and Fixture Filing (Re: Northpointe Plaza) dated June 4, 2004.

10.176*	Revised Letter Agreement to Purchase (Re: Plaza Santa Fe) dated December 4, 2004.

10.177*	Promissory Note Secured By Leasehold Deed of Trust (Re: Plaza Santa Fe) dated November 22, 2002.

10.178*	Leasehold Deed of Trust and Absolute Assignment of Rents and Leases and Security Agreement and Fixture Filing Loan No. 31-0900141A (Re: Plaza Santa Fe) dated November, 2002.

10.179*	Assignment of Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated June 4, 2004.

10.180*	Assignment and Assumption Agreement Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated May 26, 2004.

10.181*	Amended Purchase and Sale Agreement (Re: Pine Ridge Plaza) dated March 30, 2004.

10.182*	Assignment of Contract (Re: Huebner Oaks Center) dated June 8, 2004.

10.183*	Agreement of Purchase and Sale (Re: Huebner Oaks Center).

10.184*	Secured Promissory Note 1 Loan No. 753971 (Re: Huebner Oaks Center) dated June 22, 2004.
-56-
EXHIBIT NO.	DESCRIPTION
10.185*	Secured Promissory Note 2 Loan No. 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.186*	Deed of Trust, Security Agreement and Assignment of Rents Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.187*	Guaranty Loan Nos. 753971 and 753972 (Re: Huebner Oaks Center) dated June 22, 2004.

10.188*	Notice of Final Agreement Loan Nos. 753971 and 753972 (Huebner Oaks Center) dated June 22, 2004.

10.189*	Amended Letter Purchase Agreement (Re: John's Creek Village) dated June 18, 2004.

10.190*	Earn-out Agreement (Re: John's Creek Village) dated June 23, 2004.

10.191*	Assignment of Contract (Re: Lakewood Towne Center) dated June, 2004.

10.192*	Agreement for Purchase and Sale of Real Property and Escrow Instructions (Re: Lakewood Towne Center) dated May 6, 2004.

10.193*	Escrow and Leasing Agreement (Re: Lakewood Towne Center) dated June, 2004.

10.194*	Commitment Letter Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.195*	Deed of Trust Note A Loan No. 122498 (Re: Lakewood Towne Center) dated June 28, 2004.

10.196*	Deed of Trust Note B Loan No. 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.197*	Deed of Trust, Assignment of Leases, Rents and Contracts, Security Agreement and Fixture Filing (Re: Lakewood Towne Center) dated June 28, 2004.

10.198*	First Amendment to Escrow and Leasing Agreement Loan Nos. 122498 and 122499 (Re: Lakewood Towne Center) dated June 28, 2004.

10.199*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Prominence Point) dated June 30, 2004.

10.200*	Assignment of Purchase and Sale Agreement (Re: Northgate North) dated June 24, 2004.

10.201*	Amended Agreement to Purchase and Sale Agreement (Re: Northgate North) dated June 23, 2004.

10.202*	Escrow Agreement Regarding July Rents (Re: Northgate North) dated June 30, 2004.

10.203*	Escrow Agreement Regarding Bassett TI Work/Leasing Commission (Re: Northgate North) dated June, 2004.

10.204*	Access Agreement (Re: Northgate North) dated June 30, 2004.

10.205*	Post Closing and Indemnity Agreement (Re: Davis Towne Crossing) dated June 30, 2004.

10.206*	Letter Agreement to Purchase (Re: Davis Towne Crossing) dated April 21, 2004.

10.207*	** NOT USED
-57-
EXHIBIT NO.	DESCRIPTION
10.208*	Assignment of Purchase and Sale Agreement (Re: Fullerton Metrocenter) dated June 24, 2004.

10.209*	Post Closing and Indemnity Agreement (Re: Fullerton Metrocenter) dated June, 2004.

10.210*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Fullerton Metrocenter) dated June 30, 2004.

10.211*	Assignment and Assumption of Agreement for Purchase and Sale (Re: Low Country Village) dated June 30, 2004.

10.212*	Post Closing Agreement (Re: Low Country Village) dated June 30, 2004.

10.213*	Agreement of Purchase and Sale (Re: Low Country Village) dated May 20, 2004.

10.214*	Installment Note (Re: Pacheco Pass) dated June 30, 2004.

10.215*	Loan Proceeds Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.216*	Interest Reserve Holdback Agreement (Re: Pacheco Pass) dated June 30, 2004.

10.217*	Loan Guaranty Agreement (Secured Note) (Re: Pacheco Pass) dated June 30, 2004.

10.218*	Escrow Agreement (Re: Shoppes at Boardwalk) dated July 1, 2004.

10.219*	Secured Promissory Note Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.220*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.221*	Guaranty Loan No. 75348 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.222*	Property Reserves Agreement Loan No. 753948 (Re: Shoppes at Boardwalk) dated July 2, 2004.

10.223*	Master Lease Escrow Agreement (Re: Paradise Shoppes at Dallas) dated July 1, 2004.

10.224*	Assignment of Purchase Agreement (Re: Plaza Santa Fe II) dated May 25, 2004.

10.225*	Assignment of Contract (Re: Eckerds - Greer) dated May 2004.

10.226*	Assignment of Contract (Re: Eckerds - Kill Devil Hills) dated May 2004.

10.227*	Assignment of Contract (Re: Eckerds - Crossville) dated May 2004.

10.228*	Assignment of Contract (Re: Eckerds - Columbia) dated May 2004.

10.229*	Promissory Note (Re: Eckerds - Crossville) dated July 21, 2004.

10.230*	Post-Closing Agreement (Re: Eckerds - Crossville) dated July 21, 2004.

10.231*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Crossville) dated July 21, 2004.

10.232*	Promissory Note (Re: Eckerds - Columbia) dated July 21, 2004.
-58-
EXHIBIT NO.	DESCRIPTION
10.233*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds- Columbia) dated July 21, 2004.

10.234*	Promissory Note (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.235*	Post-Closing Agreement (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.236*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Kill Devil Hills) dated July 21, 2004.

10.237*	Promissory Note (Re: Eckerds - Greer) dated July 21, 2004.

10.238*	Guaranty Agreement Regarding Cross-Collateralization (Re: Eckerds - Greer) dated July 21, 2004.

10.239*	Loan Agreement (Re: Eckerds - Crossville, Columbia, Greer and Kill Devil Hills) dated July 21, 2003.

10.240*	Promissory Note (Re: Pine Ridge Plaza) dated July 27, 2004.

10.241*	Loan Agreement (Re: Pine Ridge Plaza) dated July 27, 2004.

10.242*	Earn-Out Agreement (Re: Johns Creek Village) dated June 23, 2004.

10.243*	Transitional Security (Phase II) Reserve Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.244*	Mortgage Note (Re: Johns Creek Village) dated June 28, 2004.

10.245*	Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.246*	Guaranty Agreement (Re: Johns Creek Village) dated June 28, 2004.

10.247*	Post-Closing Agreement (Re: Fullerton Metrocenter) dated July 9, 2004.

10.248*	Promissory Note (Re: Fullerton Metrocenter) dated July 9, 2004.

10.249*	Loan Agreement (Re: Fullerton Metrocenter) dated July 9, 2004.

10.250*	Deed of Trust Note (Re: Northgate North) dated July 2004.

10.251*	Letter Agreement (Re: Northgate North) dated July 14, 2004.

10.252*	Closing Certificate (Re: Northgate North) dated July 2004.

10.253*	Limited Payment Guaranty (Re: Northgate North) dated July 2004.

10.254*	Post-Closing Agreement (Re: Cranberry Square) dated July 2004.

10.255*	Loan Agreement (Re: Cranberry Square) dated July 2004.

10.256*	Letter Agreement (Re: Tollgate Marketplace) dated July 21, 2004.

10.257*	Closing Certificate (Re: Tollgate Marketplace) dated July 21, 2004.
-59-
EXHIBIT NO.	DESCRIPTION
10.258*	Mortgage Note (Re: Tollgate Marketplace) dated July 21, 2004.

10.259*	Post Closing Delivery Covenant (Re: Tollgate Marketplace) dated July 21, 2004.

10.260*	Indemnity Guaranty (Re: Tollgate Marketplace) dated July 21, 2004.

10.261*	Real Estate Purchase Contract (Re: Wal-Mart Supercenter - Blytheville) dated May 28, 2004.

10.262*	Letter Agreement (Re: Gateway Village) dated July 21, 2004.

10.263*	Closing Certificate (Re: Gateway Village) dated July 21, 2004.

10.264*	Mortgage Note A (Re: Gateway Village) dated July 21, 2004.

10.265*	Mortgage Note B (Re: Gateway Village) dated July 21, 2004.

10.266*	Indemnity Guaranty (Re: Gateway Village) dated July 21, 2004.

10.267*	Post Closing Delivery Covenant (Re: Gateway Village, Towson Circle, and Tollgate Marketplace) dated July 21, 2004.

10.268*	Letter Agreement (Re: Towson Circle) dated July 21, 2004.

10.269*	Closing Certificate (Re: Towson Circle) dated July 21, 2004.

10.270*	Mortgage Note A (Re: Towson Circle) dated July 21, 2004.

10.271*	Mortgage Note B (Re: Towson Circle) dated July 21, 2004.

10.272*	Indemnity Guaranty (Re: Towson Circle) dated July 21, 2004.

10.273*	Letter Agreement (Re: Gateway Plaza Shopping Center) dated May 20, 2004.

10.274*	Promissory Note (Re: Wrangler Company Western Headquarters and Distribution Facility) dated July 26, 2004.

10.275*	Loan Agreement (Re: Wrangler Company Western Headquarters and Distribution Facility) Dated July 26, 2004.

10.276*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.

10.277*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.

10.278*	Forks Town Center China Moon Escrow (Re: Forks Town Center) dated July 27, 2004.

10.279*	Earn Out Agreement (Re: Forks Town Center) dated July 27, 2004.

10.280*	Promissory Note (Re: Academy Sports and Outdoors - Houma) dated August 4, 2004.

10.281*	Loan Agreement (Re: Academy Sports and Outdoors - Houma) dated August 4, 2004.

10.282*	Promissory Note (Re: Reisterstown Plaza) dated August 4, 2004.

10.283*	Letter Agreement (Re: Reisterstown Plaza) dated July 30, 2004.
-60-
EXHIBIT NO.	DESCRIPTION
10.284*	Loan Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.285*	Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.286*	Limited Guaranty Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.287*	Post-Closing Agreement (Re: Reisterstown Plaza) dated August 4, 2004.

10.288*	Letter Agreement (Re: Wal-Mart Supercenter - Jonesboro) dated June 4, 2004.

10.289*	Promissory Note (Re: Wal-Mart Supercenter - Jonesboro) dated August 6, 2004.

10.290*	Loan Agreement (Re: Wal-Mart Supercenter - Jonesboro) dated August 6, 2004.

10.291*	Promissory Note Loan No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.292*	Loan Agreement No. 10024997 (Re: Davis Towne Crossing) dated August 9, 2004.

10.293*	Promissory Note Loan No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

10.294*	Loan Agreement No. 10024995 (Re: Shoppes of Prominence Point) dated August 2004.

10.295*	Assignment of Contract (Re: Shops at Boardwalk) dated July 1, 2004.

10.296*	Letter Agreement to Purchase (Re: Shops at Boardwalk) dated March 2004.

10.297*	Amended Agreement of Sale (Re: Shops at Boardwalk) dated April 15, 2004.

10.298*	Assignment of Contract (Re: Cranberry Square) dated June 23, 2004.

10.299*	Letter Agreement to Purchase (Re: Cranberry Square) dated April 27, 2004.

10.300*	Construction Agreement (Re: Dorman Center Phase II) dated July 15, 2004.

10.301*	Escrow Agreement (Re: Dorman Center Phase II) dated July 14, 2004.

10.302*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Plaza) dated July 21, 2004.

10.303*	Amended Purchase and Sale Agreement (Re: Gateway Plaza) dated July 15, 2004.

10.304*	Letter Agreement to Purchase (Re: Gateway Plaza) dated May 20, 2004.

10.305*	Assignment of Contract (Re: Plaza at Marysville) dated July 26, 2004.

10.306*	Reinstated and Amended Purchase and Sale Agreement (Re: Plaza at Marysville) dated July 23, 2004.

10.307*	Purchase and Sale Agreement (Re: Plaza at Marysville) dated May 6, 2004.

10.308*	Letter Agreement to Purchase (Re: Forks Town Center) dated August 10, 2004.

10.309*	Mortgage Note Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

-61-
EXHIBIT NO.	DESCRIPTION
10.310*	Limited Payment Guarantee Agreement Loan No. 122483 (Re: Forks Town Center) dated August 10, 2004.

10.311*	Post-Closing Agreement (Re: Village Shoppes at Simonton) dated August 9, 2004.

10.312*	Escrow and Guarantee Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.313*	Assignment and Assumption of Purchase and Sale Agreement (Re: Village Shoppes at Simonton) dated August 2004.

10.314*	Letter Agreement to Purchase (Re: Village Shoppes at Simonton) dated April 30, 2004.

10.315*	Secured Promissory Note Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

10.316*	Deed of Trust, Security Agreement and Assignment of Rents (Re: Manchester Meadows) dated August 24, 2004.

10.317*	Guaranty Agreement Loan No. 754044 (Re: Manchester Meadows) dated August 24, 2004.

10.318*	Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.319*	St. Louis Playscapes Escrow and Guarantee Agreement (Re: Manchester Meadows) dated August 2004.

10.320*	Assignment and Assumption of Purchase and Sale Agreement (Re: Manchester Meadows) dated August 2004.

10.321*	Purchase and Sale Agreement (Re: Manchester Meadows) dated July 13, 2004.

10.322*	Amended and Restated Promissory Note Loan No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.

10.323*	Post-Closing Agreement (Re: Governor's Marketplace) dated August 2004.

10.324*	Loan Agreement No. 10024998 (Re: Governor's Marketplace) dated August 17, 2004.

10.325*	Master Lease Escrow Agreement (Re: Mitchell Ranch Plaza) dated August 23, 2004.

10.326*	Agreement of Purchase and Sale (Re: Mitchell Ranch Plaza) dated July 20, 2004.

10.327*	Master Lease Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.328*	Escrow Agreement (Re: The Columns) dated August 24, 2004.

10.329*	Assignment (Re: John's Creek Village) dated June 23, 2004.

10.330*	Assignment (Re: Shoppes at Prominence Point) dated June 30, 2004.

10.331*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes at Prominence Point) dated June 18, 2004.

10.332*	Assignment (Re: Shoppes of Dallas) dated July, 2 2004.

-62-
EXHIBIT NO.	DESCRIPTION
10.333*	Amended Agreement of Purchase and Sale of Shopping Center (Re: Shoppes of Dallas) dated June 29, 2004.

10.334*	Letter Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.335*	Mortgage Note A Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.336*	Mortgage Note B Loan No. 122533 (Re: Shoppes of Dallas) dated September 27, 2004.

10.337*	Deed to Secure Debt and Security Agreement (Re: Shoppes of Dallas) dated September 27, 2004.

10.338*	NOT USED

10.339*	Contribution Agreement (Re: Tollgate Marketplace) dated July 19, 2004.

10.340*	Contribution Agreement (Re: Gateway Village) dated July 21, 2004.

10.341*	Promissory Note (Re: Plaza at Marysville) dated July 30, 2004.

10.342*	Loan Agreement (Re: Plaza at Marysville) dated July 30, 2004.

10.343*	Assignment of Contract (Re: Forks Town Center) dated June 18, 2004.

10.344*	Reinstated and Amended Contract (Re: Forks Town Center) dated July 2, 2004.

10.345*	NOT USED

10.346*	Contribution Agreement (Re: Towson Circle) dated July 2004.

10.347*	Letter Agreement (Re: Gateway Plaza) dated August 19, 2004.

10.348*	Deed of Trust Note Loan No. 122520 (Re: Gateway Plaza) dated August 19, 2004.

10.349*	Limited Payment Guaranty (Re: Gateway Plaza) dated August 19, 2004.

10.350*	Contribution Agreement (Re: Reisterstown Road Plaza) dated July 2004.

10.351*	Letter Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.352*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.353*	Mortgage Note A Loan No. 122532 (Re: Village Shops at Simonton) dated September 27, 2004.

10.354*	Deed to Secure Debt and Security Agreement (Re: Village Shops at Simonton) dated September 27, 2004.

10.355*	Amendment Agreement (Re: Governor's Marketplace) dated August 12, 2004.

10.356*	Master Lease Escrow Agreement (Re: Governor's Marketplace) dated August 17, 2004.

10.357*	Secured Promissory Note Loan No. 754065 (Re: Mitchell Ranch Plaza) dated September 2, 2004.
-63-
EXHIBIT NO.	DESCRIPTION
10.358*	Mortgage and Security Agreement (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.359*	Guaranty (Re: Mitchell Ranch Plaza) dated September 2, 2004.

10.360*	Assignment (Re: The Columns) dated August 24, 2004.

10.361*	Amendment Agreement (Re: The Columns) dated August 2, 2004.

10.362*	Letter Agreement (Re: The Columns) dated October 1, 2004.

10.363*	Mortgage Note A Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.364*	Mortgage Note B Loan No. 122534 (Re: The Columns) dated September 27, 2004.

10.365*	Installment Note (Re: Quakertown) dated August 25, 2004.

10.366*	Loan Guaranty Agreement (Re: Quakertown) dated August 25, 2004.

10.367*	Amended Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.368*	Assignment and Assumption of Purchase and Sale Agreement (Re: Lincoln Park) dated September 1, 2004.

10.369*	Amended and Restated Purchase and Sale Agreement (Re: Lincoln Park) dated August 6, 2004.

10.370*	Promissory Note (Re: Lincoln Park) dated October 8, 2004.

10.371*	Loan Agreement (Re: Lincoln Park) dated October 8, 2004.

10.372*	Assignment and Assumption of Purchase and Sale Agreement (Re: Harvest Towne Center) dated September 2004.

10.373*	Amended Purchase Agreement (Re: Harvest Towne Center) dated August 2004.

10.374*	Easement Indemnity Escrow Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.375*	Master Lease Agreement (Re: Harvest Towne Center) dated September 8, 2004.

10.376*	Amended and Restated Promissory Note (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.377*	Loan Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.378*	Amended and Restated Limited Guaranty Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.379*	Post Closing Agreement (Re: Boulevard at the Capital Centre) dated September 8, 2004.

10.380*	Agreement of Sale (Re: GMAC Insurance Building) dated August 2004.

10.381*	Escrow Agreement (Re: GMAC Insurance Building) dated September 2004.

10.382*	Guaranty (Re: GMAC Insurance Building) dated September 2004.

10.383*	Promissory Note (Re: GMAC Insurance Building) dated September 29, 2004.
-64-
EXHIBIT NO.	DESCRIPTION
10.384*	Loan Agreement (Re: GMAC Insurance Building) dated September 29, 2004.

10.385*	Promissory Note (Re: Saucon Valley Square) dated September 7, 2004.

10.386(	Loan Agreement (Re: Saucon Valley Square) dated September 7, 2004.

10.387*	Amended Agreement to Option to Purchase Real Property (Re: Azalea Square) dated September 29, 2004.

10.388*	Amended Agreement to Contract for Sale and Purchase (Re: Edgemont Town Center) dated November 23, 2004.

10.389*	Assignment (Re: University Town Center) dated November 23, 2004.

10.390*	Amended Agreement to Contract for Sale and Purchase (Re: University Town Center) dated November 19, 2004.

10.391*	Promissory Note (Re: Azalea Square) dated November 11, 2004.

10.392*	Loan Agreement (Re: Azalea Square) dated November 11, 2004.

10.394*	Loan Agreement (Re: Manfield Towne Crossing) dated November 12, 2004.

10.395*	Amendment to Loan Documents (Re: The Columns) dated November 2, 2004.

10.396*	Mortgage Note A Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.397*	Mortgage Note B Loan No. 122541 (Re: The Columns) dated November 2, 2004.

10.398*	Promissory Note (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.399*	Loan Agreement (Re: Bed Bath & Beyond Plaza) dated November 12, 2004.

10.400*	Promissory Note (Re:Oswego Commons) dated November 23, 2004.

10.401*	Loan Agreement (Re: Oswego Commons) dated November 23, 2004.

10.402*	Promissory Note (Re:Zurich Towers) dated November 23, 2004.

10.403*	Loan Agreement (Re: Zurich Towers) dated November 23, 2004.

10.404*	Assignment and Assumption of Purchase and Sale Agreement (Bed, Bath & Beyond Plaza) dated September 2004.

10.405*	Agreement to Purchase (Re: Bed, Bath & Beyond Plaza) dated March 24, 2004.

10.406*	Amended Ground Lease Agreement (Re: Bed, Bath & Beyond Plaza) dated May 28, 2004.

10.407*	Letter Agreement to Purchase (Re: Publix - Mt. Pleasant) dated August 27, 2004.

10.408*	Agreement of Purchase and Sale (Re: Denton Crossing) dated August 20, 2004.

10.409*	Escrow Agreement (Re: Denton Crossing) dated October 18, 2004.

-65-
EXHIBIT NO.	DESCRIPTION
10.410*	Letter Agreement to Purchase (Re: Oswego Commons) dated July 21, 2004.

10.411*	Agreement of Purchase and Sale (Re: Gurnee Town Centre) dated October 5, 2004.

10.412*	Vacancy Escrow Agreement (Re: Gurnee Town Centre) dated October 29, 2004.

10.413*	Assignment of Contract (Re: Mansfield Town Crossing) dated November 3, 2004.

10.414*	Amended Letter Agreement to Purchase (Re: Mansfield Town Crossing) dated October 29, 2004.

10.415*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Mansfield Town Crossing) dated October 20, 2004.

10.416*	Assignment of Contract (Re: Fox Creek Village) dated November 21, 2004.

10.417*	Amended Letter Agreement (Re: Fox Creek Village) dated November 15, 2004.

10.418*	Escrow Agreement (Re: Fox Creek Village) dated November 22, 2004.

10.419*	Letter Agreement to Purchase (Re: Winchester Commons) dated September 8, 2004.

10.420*	Escrow Agreement (Re: Winchester Commons) dated November 5, 2004.

10.421*	Assignment of Contract (Re: Zurich Towers) dated November 2, 2004.

10.422*	Purchase and Sale Agreement (Re: Zurich Towers) dated November 2, 2004.

10.423*	Assignment of Contract (Re: Denton Crossing) dated October 12, 2004.

10.424*	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.425*	Promissory Note (Re: Denton Crossing) dated December 7, 2004.

10.426*	Guaranty Agreement (Re: Denton Crossing) dated December 7, 2004.

10.427*	Assignment of Purchase Agreement (Re: Plaza at Riverlakes) dated October 21, 2004.

10.428*	Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Plaza at Riverlakes) dated October 20, 2004.

10.429*	Assignment of Contract (Re: Gurnee Town Center) dated October 26, 2004.

10.430*	Promissory Note (Re: Gurnee Town Center) dated December 20, 2004.

10.431*	Loan Agreement (Re: Gurnee Town Center) dated December 20, 2004.

10.432*	Mortgage Note (Re: Fox Creek Village) dated December 23, 2004.

10.433*	Loan Letter Agreement (Re: Fox Creek Village) dated December 23, 2004.

10.434*	Assignment of Contract (Re: Five Forks) dated December 6, 2004.

10.435*	Agreement of Purchase and Sale (Re: Five Forks) dated September 10, 2004.
-66-
EXHIBIT NO.	DESCRIPTION
10.436*	Assignment of Real Estate Purchase Contract (Re: Placentia Town Center) dated November 29, 2004.

10.437*	Reinstated and Amended Purchase and Sale Agreement and Joint Escrow Instructions (Re: Placentia Town Center) dated November 4, 2004.

10.438*	Promissory Note (Re: Placentia Town Center) dated December 21, 2004.

10.439*	Loan Agreement (Re: Placentia Town Center) dated December 21, 2004.

10.440*	Assignment and Assumption of Purchase and Sale Agreement (Re: Gateway Station) dated December 2004.

10.441*	Letter Agreement to Purchase (Re: Gateway Station) dated October 22, 2004.

10.442*	Assignment (Re: Northwoods) dated November 7, 2004.

10.443*	Amended Agreement to Sale (Re: Northwoods) dated November 8, 2004.

10.444*	Promissory Note (Re: Northwoods) dated December 29, 2004.

10.445*	Loan Agreement (Re: Northwoods) dated December 29, 2004.

10.446*	Assignment of Contract (Re: Gateway Pavilions) dated December, 2004.

10.447*	Purchase and Sale Agreement and Escrow Instructions (Re: Gateway Pavilions) dated August 9, 2004.

10.448*	Promissory Note (Re: Gateway Pavilions) dated December 30, 2004.

10.449*	Loan Agreement (Re: Gateway Pavilions) dated December 30, 2004.

10.450*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.451*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.452*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.453*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Depere, WI) dated December 16, 2004.

10.454*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.455*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.456*	Purchase and Sale Agreement (Re: American Express - 31st Avenue, Phoenix, AZ, 19th Avenue, Phoenix, AZ, Minneapolis, MN, Depere, WI, Greensboro, NC and Fort Lauderdale, FL) dated December 16, 2004.

-67-
EXHIBIT NO.	DESCRIPTION
10.457*	Promissory Note (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.458*	Loan Agreement (Re: American Express - 31st Avenue, Phoenix, AZ) dated December 16, 2004.

10.459*	Promissory Note (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.460*	Loan Agreement (Re: American Express - 19th Avenue, Phoenix, AZ) dated December 16, 2004.

10.461*	Promissory Note (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.462*	Loan Agreement (Re: American Express - Minneapolis, MN) dated December 16, 2004.

10.463*	Promissory Note (Re: American Express - DePere, WI) dated December 16, 2004.

10.464*	Loan Agreement (Re: American Express - DePere, WI) dated December 16, 2004.

10.465*	Promissory Note (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.466*	Loan Agreement (Re: American Express - Greensboro, NC) dated December 16, 2004.

10.467*	Promissory Note (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.468*	Loan Agreement (Re: American Express - Fort Lauderdale, FL) dated December 16, 2004.

10.469*	Assignment and Assumption of Purchase and Sale Agreement (Re: Southlake Town Square) dated December 22, 2004.

10.470*	Amended and Restated Purchase and Sale Agreement (Re: Southlake Town Square) dated November 5, 2004.

10.471*	Assignment and Assumption of Agreement to Admit Partners (Re: Southlake Town Square) dated December 22, 2004.

10.472*	Agreement to Admit Partner (Re: Southlake Town Square) dated November 5, 2004.

10.473*	Assignment (Re: Henry Town Center) dated December 23, 2004.

10.474*	Amended Agreement of Purchase and Sale (Re: Henry Town Center) dated December 1, 2004.

10.475*	Promissory Note (Re: Henry Town Center) dated January 8, 2003.

10.476*	Deed to Secure Debt and Security Agreement (Re: Henry Town Center) dated January 8, 2003.
10.477*	Assignment (Re: 23rd Street Plaza) dated December 23, 2004.

10.478*	Agreement of Sale (Re: 23rd Street Plaza) dated November 19, 2004.

10.479*	Assignment (Re: Coram Plaza) dated December 23, 2004.

10.480*	Amended Agreement of Purchase and Sale (Re: Coram Plaza) dated October 21, 2004.
-68-
EXHIBIT NO.	DESCRIPTION
10.481*	Assignment (Re: Phenix Crossing) dated December 28, 2004.

10.482*	Amended Real Estate Sale Agreement (Re: Phenix Crossing) dated December 20, 2004.

10.483*	Assignment and Assumption of Purchase and Sale Agreement (Re: Mesa Fiesta) dated December 2004.

10.484*	Agreement of Purchase and Sale (Re: Mesa Fiesta) dated December 7, 2004.

10.485*	Assignment (Re: Green's Corner, Newton Crossroads and Stilesboro Oaks) dated December 29, 2004.

10.486*	Amended Purchase and Sale Agreement (Re: Green's Corner, Newton Crossroads and Stilesboro Oaks) dated December 20, 2004.

10.487*	Assignment of Contract (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.488*	Letter Agreement to Purchase (Re: Shoppes at Lake Andrew) dated November 8, 2004.

10.489*	Promissory Note (Re: Shoppes at Lake Andrew) dated October 30, 2002.

10.490*	Future Advance and Renewal Note (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.491*	Notice of Future Advance, Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated February 26, 2004.

10.492*	Renewal Note (Re: Shoppes at Lake Andrew) dated December 2004.

10.493*	Mortgage Modification and Amended and Restated Mortgage and Security Agreement (Re: Shoppes at Lake Andrew) dated December 30, 2004.

10.494*	Assignment of Contract (Re: Pleasant Run Towne Crossing) dated December 29, 2004.

10.495*	Promissory Note (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.496*	Loan Agreement (Re: Pleasant Run Towne Crossing) dated December 30, 2004.

10.497*	Assignment and Assumption of Purchase and Sale Agreement (Re: Evans Town Center) dated December 2004.

10.498*	Assignment and Assumption of Purchase and Sale Agreement (Re: Irmo Station) dated December 2004.

10.499*	Amended Agreement of Purchase and Sale (Re: Evans Town Center and Irmo Station) dated December 29, 2004.

10.500*	Assignment and Assumption of Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.501*	Purchase and Sale Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.

10.502*	Purchase Agreement (Re: American Express - Markham, Ontario, Canada) dated January 25, 2005.
-69-
EXHIBIT NO.	DESCRIPTION
10.503*	Promissory Note (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.504*	Loan Agreement (Re: American Express - Markham, Ontario, Canada) dated January 26, 2005.

10.505*	Amended and Restated Project Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.506*	Amended and Restated Acquisition Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.507*	Amended and Restated Building Loan Promissory Note (Re: Coram Plaza) dated December 7, 2004.

10.508*	Assignment, Assumption, Modification and Release Agreement (Re: Coram Plaza) dated December 7, 2004.

10.509*	Interim Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.510*	Consolidated, Amended and Restated Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.511*	Loan Agreement Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.512*	Guaranty Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

23.1	Consent of KPMG LLP

23.2*	Consent of Duane Morris LLP (included in Exhibit 5).

23.3*	Consent of Duane Morris LLP (included in Exhibit 8).

23.4	Consent of PricewaterhouseCoopers LLP

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

31.3	Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Accounting Officer and Principal Financial Officer.

99.1*	Code of Business Conduct and Ethics

99.2*	Nonretaliation Policy

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and Affiliated Director
Date:	August 9, 2005

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer
Date:	August 9, 2005

/s/ Lori J. Foust

By:	Lori J. Foust
Principal Accounting Officer
Date:	August 9, 2005