Form 10-Q
period 2005-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2005-11-04
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 333-103799

Inland Western Retail Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois  60523

 (Address of principal executive offices)(Zip Code)

630-218-8000

 (Registrant’s telephone number, including area code)

___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No X

As of October 31, 2005, there were 433,381,488 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

Part I - Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets

	September 30, 2005
	(unaudited)	December 31, 2004
Investment properties:
Land	$1,207,010	$575,032
Building and other improvements	4,941,056	2,654,585

	6,148,066	3,229,617
Less accumulated depreciation	(136,661)	(36,290)

Net investment properties	6,011,405	3,193,327

Cash and cash equivalents (including cash held by management company of $13,893 and $8,574 as of September 30, 2005 and December 31, 2004, respectively)	637,515	241,224
Restricted cash (Note 2)	50,012	65,923
Restricted escrows (Note 2)	40,956	17,105
Investment in marketable securities and treasury contracts (Note 4)	132,659	1,287
Investment in unconsolidated joint ventures (Note 10)	69,433	75,261
Accounts and rents receivable (net of allowance of $1,853 and $346 as of September 30, 2005 and December 31, 2004, respectively)	61,933	19,962
Due from affiliates (Note 3)	2,797	654
Notes receivable (Note 7)	84,546	31,772
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $36,441 and $9,976 as of September 30, 2005 and December 31, 2004, respectively)	444,764	240,116
Acquired above market lease intangibles (net of accumulated amortization of $8,238 and $3,124 as of September 30, 2005 and December 31, 2004, respectively)	56,803	40,774
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $3,489 and $755 as of September 30, 2005 and December 31, 2004, respectively)	42,380	19,472
Other assets	14,682	8,939

Total assets	$7,649,885	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(Dollar amounts in thousands)

Liabilities and Stockholders' Equity

	September 30, 2005
	(unaudited)	December 31, 2004
Liabilities:
Mortgages and notes payable (Note 8)	$3,491,114	$1,783,114
Accounts payable	3,568	1,692
Accrued offering costs due to affiliates (Note 3)	1,158	2,880
Accrued offering costs due to non-affiliates	271	-
Accrued interest payable	9,866	4,306
Tenant improvements payable	3,388	5,096
Accrued real estate taxes	32,553	4,254
Distributions payable	22,148	11,378
Security deposits	5,678	3,679
Prepaid rental income and other liabilities	18,935	7,765
Other financings (Note 1)	47,704	-
Advances from sponsor (Note 3)	-	3,523
Acquired below market lease intangibles (net of accumulated amortization of $13,615 and $4,718 as of September 30, 2005 and December 31, 2004, respectively)	144,769	85,986
Restricted cash liability (Note 2)	50,012	65,923
Due to affiliates (Note 3)	2,444	957

Total liabilities	3,833,608	1,980,553

Minority interests	129,852	89,537

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 432,299,528 and 217,457,528 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	432	217
Additional paid-in capital (net of offering costs of $456,534 and $234,014 as of September 30, 2005 and December 31, 2004, respectively, of which $341,230 and $175,509 was paid or accrued to affiliates as of September 30, 2005 and December 31, 2004, respectively)	3,860,936	1,940,018
Accumulated distributions in excess of net income	(177,515)	(54,750)
Accumulated other comprehensive income	2,572	241

Total stockholders' equity	3,686,425	1,885,726
Commitments and contingencies (Note 13)
Total liabilities and stockholders' equity	$7,649,885	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)
(unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Rental income	$115,879	$33,519	$282,380	$56,405
Tenant recovery income	26,103	7,002	61,572	12,802
Other income	2,966	265	4,898	560

Total revenues	144,948	40,786	348,850	69,767
Expenses:
General and administrative expenses to affiliates	845	449	2,458	1,304
General and administrative expenses to non-affiliates	1,494	539	4,694	1,540
Advisor asset management fee	8,000	-	12,925	-
Property operating expenses to affiliates	5,700	1,693	13,997	2,848
Property operating expenses to non-affiliates	15,848	4,116	41,362	6,612
Real estate taxes	15,699	4,495	34,635	7,509
Depreciation and amortization	54,648	15,575	132,063	26,003
Total expenses	102,234	26,867	242,134	45,816

Operating income	$42,714	$13,919	$106,716	$23,951
Other income (expense)	8,453	(592)	16,102	(1,466)
Interest expense	(38,484)	(10,953)	(91,247)	(17,964)
Minority interests	(17)	(107)	356	(107)
Equity in earnings (losses) of unconsolidated entities	(500)	-	(1,183)	-

Net income	$12,166	$2,267	$30,744	$4,414
Other comprehensive income:
Unrealized gain on investment securities	1,450	157	2,331	204

Comprehensive income	$13,616	$2,424	$33,075	$4,618

Net income per common share, basic and diluted	$.03	$.02	$.10	$.06
Weighted average number of common shares outstanding, basic and diluted	395,665,588	112,887,491	322,649,895	70,051,926

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statement of Stockholders' Equity

For the nine month period ended September 30, 2005
(Dollar amounts in thousands)
(unaudited)

	Number of	Common	Additional Paid-in	Accumulated Distributions in excess of	Accumulated Other Comprehensive
	Shares	Stock	Capital	Net Income	Income	Total

Balance at December 31, 2004	217,457,528	$217	$1,940,018	$(54,750)	$241	$1,885,726

Net income	-	-	-	30,744	-	30,744
Unrealized gain on investment securities	-	-	-	-	2,331	2,331
Distributions declared	-	-	-	(153,509)	-	(153,509)
Proceeds from offering	207,615,393	208	2,076,914	-	-	2,077,122
Offering costs	-	-	(222,520)	-	-	(222,520)
Proceeds from dividend reinvestment program	8,018,680	8	76,169	-	-	76,177
Shares repurchased	(792,073)	(1)	(7,326)	-	-	(7,327)
Shares obligated to be repurchased as of September 30, 2005	-	-	(2,540)	-	-	(2,540)
Issuance of stock options and discounts on shares issued to affiliates	-	-	221	-	-	221

Balance at September 30, 2005	432,299,528	$432	$3,860,936	$(177,515)	$2,572	$3,686,425

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Cash flows from operations:
Net income	$30,744	$4,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,371	19,300
Amortization	31,692	6,703
Amortization of acquired above market leases	5,217	1,847
Amortization of acquired below market leases	(9,234)	(2,645)
Straight line rental income	(10,983)	(1,970)
Straight line lease expense	2,344	301
Minority interests	(356)	107
Loss from investments in unconsolidated entities	1,183	-
Issuance of stock options and discount on shares issued to affiliates	221	354
Realized loss on sale of treasury contracts	34	3,352
Write-off of bad debt	248	-
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $1,507 and $146 for September 30, 2005 and September 30, 2004, respectively.	(31,236)	(8,565)
Other assets	(5,387)	(2,791)
Due from affiliates	(2,797)	-
Accounts payable	1,876	1,202
Accrued interest payable	5,560	2,947
Accrued real estate taxes	28,561	9,189
Security deposits	2,008	2,087
Prepaid rental and recovery income and other liabilities	6,286	3,237
Due to affiliates	1,487	(1,724)
Net cash flows provided by operating activities	157,839	37,345
Cash flows used in investing activities:
Purchase of investment securities and treasury contracts	(129,075)	(4,714)
Restricted escrows	(23,851)	(67,874)
Purchase of investment properties	(2,741,766)	(1,843,474)
Acquired in-place lease intangibles and customer relationship value	(233,526)	(145,336)
Acquired above market leases	(21,246)	(37,835)
Acquired below market leases	68,017	67,091
Contributions from minority interests - consolidated joint ventures	68,356	68,676
Distributions to minority interests - consolidated joint ventures	(23,040)	-
Purchase of unconsolidated joint ventures	-	(5,782)
Rental income under master leases	5,532	892
Payment of leasing fees	(515)	(623)
Tenant improvements payable	(1,708)	3,079
Other assets	(356)	(19,049)
Funding of notes receivable	(133,001)	(28,419)
Net cash flows used in investing activities	(3,166,179)	(2,013,368)
Cash flows from financing activities:
Proceeds from offerings	2,077,122	1,258,780
Proceeds from the dividend reinvestment program	76,177	15,361
Shares repurchased	(7,327)	-
Payment of offering costs	(223,971)	(134,956)
Proceeds from margin securities debt	52,465	-
Proceeds from mortgage debt and notes payable	1,637,696	1,094,146
Principal payments on mortgage debt	(974)	(77)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
(unaudited)

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Lump-sum payoffs of mortgage debt	(35,742)	-
Proceeds from unsecured line of credit	-	165,000
Payoff of unsecured line of credit	-	(170,000)
Payment of loan fees and deposits	(25,207)	(10,707)
Distributions paid	(142,739)	(28,873)
Due from affiliates	654	1,013
Repayment of sponsor advances	(3,523)	-
Contribution from sponsor advances	-	2,369

Net cash flows provided by financing activities	3,404,631	2,192,056

Net increase in cash and cash equivalents	396,291	216,033
Cash and cash equivalents, at beginning of period	241,224	64,381

Cash and cash equivalents, at end of period	$637,515	$280,414

Supplemental disclosure of cash flow information:
Cash paid for interest	$85,450	$15,017
Consolidation of previously unconsolidated entities	$2,245	$-
Consolidation of previously unconsolidated entities - minority interest	(2,245)	-

Restricted cash	$15,911	$(80,094)
Restricted cash liability	(15,911)	80,094

Due from sponsor	$-	$(1,567)
Due to sponsor	-	1,567

Share repurchase program	$(2,540)	$-
Share repurchase program liability	2,540	-

Supplemental schedule of non-cash investing and financing activities:
Purchase of investment properties	$(2,923,981)	$(1,872,247)
Assumption of mortgage debt	54,555	17,552
Assets recorded as a result of investment in joint venture	47,704	-
Non-cash purchase price adjustments	(271)	3,148
Write-off of acquisition reserve	-	521
Conversion of mortgage receivable to investment property	80,227	7,552
	$(2,741,766)	$(1,843,474)
Distributions payable	$22,148	$7,187
Accrued offering costs payable	$1,429	$3,502
Write-off of in-place lease intangibles	$2,413	$-
Write-off of above market lease intangibles	$103	$-
Write-off of below market lease intangibles	$337	$-
Write-off of loan fees	$80	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
September 30, 2005
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

(1)  Organization and Basis of Accounting

Inland Western Retail Real Estate Trust, Inc. (the "Company") was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. The Company's Advisory Agreement provides for Inland Western Retail Real Estate Advisory Services, Inc. (the "Business Manager/Advisor"), an affiliate of the Company, to be the Business Manager/Advisor to the Company.  On September 15, 2003, the Company commenced an initial public offering (the "initial public offering") of up to 250,000,000 shares of common stock at $10 each and the issuance of 20,000,000 shares at $9.50 each which may be distributed pursuant to the Company's distribution reinvestment program (the "DRP"). Sales of shares for the initial public offering were completed on March 22, 2005. The Company filed a registration statement for an offering  (the "second offering") which became effective with the Securities and Exchange Commission on December 28, 2004 for up to 250,000,000 shares of common stock at $10 each and up to 20,000,000 shares at $9.50 each pursuant to the DRP.  Sales of shares in the second offering began in early January 2005. On September 30, 2005, the company concluded sales of shares under the second offering and deregistered the remaining shares of the second offering. A total of 422,014,747 were issued under the Company’s public offerings (exclusive of shares issued under the DRP). Shares will continue to be sold pursuant to the DRP.

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

The Company provides the following two programs to facilitate investment in the Company's shares and to provide limited liquidity for stockholders:

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

The Company consolidates certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity ("VIE") and the Company is the primary beneficiary (as defined in FASB Interpretation 46(R) Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised ("FIN 46(R)")). For joint ventures that are not VIEs in which the Company owns less than 100% of the equity interest, the Company consolidates the entity if it has the direct or indirect ability to make major decisions. Major decisions are defined in the respective joint venture agreements and generally include participating and protective rights such as decisions regarding major leases, encumbering the entities with debt and whether to dispose of the entities.

The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own the following properties: Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza, Tollgate Marketplace, Chantilly Crossing, Gloucester Town Center, Home Depot Center, Home Depot Plaza, Century III Plaza, Southlake Town Square Building 3C, Crown Theater, Wilton Square, Mid-Hudson Center and Lowe's/Bed, Bath & Beyond Plaza. These entities are considered VIEs as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company. All of the LLC or LP agreements contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within Other financings in the accompanying Consolidated Financial Statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

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

The Company has a 99% ownership interest in Colonnade Lender, LLC, which has issued a mortgage note secured by real property in Florida. The other members' interests in the entity are reflected as Minority interest in the accompanying Consolidated Financial Statements.

Cardiff Hall East Apartments, North Plaza Shopping Center, and the mortgage note held by Colonnade Lender, LLC, are considered restricted assets. These assets are considered restricted because the Company's joint venture partner is exclusively entitled to the economic benefits of the assets. All income/loss from these assets is allocated to the Company's joint venture partner.

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

A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new costs basis for the security is established.  To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, and any assumed financing that is determined to be above or below market terms. In addition, the Company allocates a portion of the purchase price to the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained at acquisition as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during assumed lease-up period when calculating as if vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  After an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The application of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") Nos. 141 and 142 resulted in the recognition upon acquisition of additional intangible assets and liabilities relating to real estate acquisitions during the three and nine months ended September 30, 2005. The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $1,920 and $5,217 was applied as a reduction to rental income for the three and nine months ended September 30, 2005. Amortization pertaining to the below market lease costs of $3,328 and $9,234 was applied as an increase to rental income for the three and nine months ended September 30, 2005.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $11,836 and $28,694 for the three and nine month periods ended September 30, 2005.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease.  The Company incurred amortization expense pertaining to customer relationship value of $65 and $184 for the three and nine months ended September 30, 2005.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at September 30, 2005.

	October 1, 2005 through December 31,
Amortization of:	2005	2006	2007	2008	2009	Thereafter

Acquired above market lease costs	$(1,954)	(7,675)	(6,829)	(6,524)	(5,947)	(27,874)

Acquired below market lease costs	3,412	12,992	11,906	10,731	9,797	95,931

Net rental income increase	$1,458	5,317	5,077	4,207	3,850	68,057

Acquired in-place lease intangibles	$11,785	47,138	47,013	46,713	45,317	244,385

Customer relationship value	$65	260	260	260	260	1,308

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements and most other capital improvements. Tenant improvements are depreciated on a straight line basis over the life of the related lease as a component of Depreciation and amortization expense.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that the investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of September 30, 2005 or December 31, 2004.

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

Restricted escrows primarily consist of lenders' escrows and funds restricted through joint venture arrangements.

Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan ("SFAS 114").  Pursuant to SFAS 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income, thereafter. No notes receivable are impaired as of September 30, 2005.

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
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Emerging Issues Task Force ("EITF") Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company has not and does not expect that it will be required to consolidate any of its current unconsolidated investments nor will this EITF have a material effect on its financial statements.

(3)  Transactions with Affiliates

The Business Manager/Advisor contributed $200 to the capital of the Company for which it received 20,000 shares of common stock.

As of September 30, 2005 and December 31, 2004, the Company had incurred $456,534 and $234,014 of offering costs for both the initial public offering and second offering, of which $341,230 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor has guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of September 30, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor is entitled to receive selling commissions, the marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs are offset against the stockholders' equity accounts. Such costs totaled $341,230 and $175,509, of which $1,158 and $2,880 remained unpaid at September 30, 2005 and December 31, 2004, respectively, and are included in Accrued offering costs due to affiliates on the Consolidated Balance Sheets.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration. For the three and nine month periods ended September 30, 2005, the Company incurred $1,005 and $3,035, respectively, of these costs. For the three and nine month periods ended September 30, 2004, the Company incurred $466 and $1,104, respectively. Of these costs, $1,444 and $957 remained unpaid as of September 30, 2005 and December 31, 2004, respectively, and are included in Due to affiliates on the Consolidated Balance Sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in General and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars. Such fees totaled $97 and $272 for the three and nine months ended September 30, 2005 and $43 and $64 for the three and nine months ended September 30, 2004, respectively. None remained unpaid as of September 30, 2005 or December 31, 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term.  For the three and nine months ended September 30, 2005, the Company paid loan fees totaling $1,235 and $3,947, respectively, to this affiliate. For the three and nine months ended September 30, 2004, the Company paid loan fees totaling $1,120 and $2,242, respectively, to this affiliate. No amounts remained unpaid as of September 30, 2005 or December 31, 2004.

The Company may pay an advisor asset management fee of not more than 1% of the average assets. Average asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average assets as of the last day of the immediately preceding quarter.  For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. The Company neither paid nor accrued such fees for the three and nine months ended September 30, 2004 because the Business Manager/Advisor agreed to forego such fees. The Company accrued fees totaling $8,000 and $12,925 for the three and nine months ended September 30, 2005. $1,000 remained unpaid as of that date and is included in Due to affiliates on the Consolidated Balance Sheet. The Business Manager/Advisor agreed to forego any additional fees for these time periods.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $5,700 and $13,997 for the three and nine months ended September 30, 2005 and $1,693 and $2,847 for the three and nine months ended September 30, 2004, respectively.  None remained unpaid as of September 30, 2005 or December 31, 2004.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 125,417 and 276,628 shares of common stock to affiliates and recognized an expense related to these discounts of $103 and $219 for the three and nine months ended September 30, 2005 and sold 19,735 and 530,574 shares of common stock to affiliates and recognized an expense related to these discounts of $16 and $352 for the three and nine months ended September 30, 2004, respectively.

As of September 30, 2005 and December 31, 2004, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $2,797 and $654, respectively.

During 2004, the Company's sponsor advanced funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions were sufficient to cover the distributions.  The Company's sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying Consolidated Financial Statements. As of December 31, 2004, the Company owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions for 2004. These funds were repaid in their entirety during the nine months ended September 30, 2005 and no funds were due to the Company's sponsor as of that date. No funds have been advanced during 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

On September 28, 2005, an affiliate of the Company purchased a property in Pearland, Texas subject to an existing mortgage which the company had previously funded on the property in the amount of $7,391. In addition, on that date, the Company funded an additional mount of $1,346 on the loan to the affiliate, bringing the total amount funded by the Company to $8,737. The total loan amount represents 100% of the purchase price of the property plus accrued interest on the previous loan balance. The entity which owns the property is considered a VIE as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, this entity is consolidated by the Company.

(4)  Investment Securities

Investment in securities of $132,659 and $1,287 at September 30, 2005 and December 31, 2004, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of Other comprehensive income until realized. Of the investment securities held on September 30, 2005 and December 31, 2004, the Company has accumulated other comprehensive income of $2,572 and $241, respectively. Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the nine months ended September 30, 2005 and 2004, the Company realized losses of $34 and $3,352, respectively, on the sale of shares. The realized losses in both periods relate to the sale of treasury contracts. All of the Company’s treasury contracts have been sold as of September 30, 2005. Dividend income is recognized when earned. During the nine months ended September 30, 2005 and 2004, dividend income of $1,957 and $0, respectively, was recognized and is included in Other income on the Consolidated Statement of Operations.

The Company has purchased a portion of its securities through a margin account. As of September 30, 2005, the Company has recorded a payable of $52,465 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At September 30, 2005, these rates were equal to a range between 4.11% and 4.36%. Interest expense in the amount of $600 is recognized as Interest expenses on the Consolidated Statement of Operations for the nine months ended September 30, 2005.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholders' meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. During the nine months ended September 30, 2005, the Company issued 2,500 new options.  As of September 30, 2005 and December 31, 2004, there had been a total of 20,000 and 17,500 options issued, of which none had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option-pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. During the three and nine months ended September 30, 2005, the Company recorded $1 and $2, respectively, of expense related to stock options. During the three and nine months ended September 30, 2004, the Company also recorded $1 and $2, respectively, of expense related to stock options.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $8,557 and $3,025 as of September 30, 2005 and December 31, 2004, respectively.

Operating Leases

Minimum lease payments to be received under operating leases, excluding rental income under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2005	$381,607	*
2006	468,260
2007	458,030
2008	443,027
2009	417,032
Thereafter	3,114,952
Total	$5,282,908

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

Ground Leases

The Company leases land under noncancelable operating leases at certain of the properties expiring in various years from 2024 to 2096.  For the three and nine months ended September 30, 2005, ground lease rent was $2,062 and $5,363, respectively. For the three and nine months ended September 30, 2004, ground lease rent was $781 and $812, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2005	$4,652	*
2006	4,884
2007	5,001
2008	5,044
2009	5,220
Thereafter	457,021
Total	$481,822

* For the twelve month period from January 1, 2005 through December 31, 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(7) Notes Receivable

The Notes receivable balance of $84,546 as of September 30, 2005 consisted of two mortgage notes receivable, two construction loans receivable and two other installment notes receivable.

The mortgage notes have interest rates of 6.00% and 8.47% and mature in July 2020 and July 2007, respectively. Interest only is due on the notes. The mortgage notes are secured by a first mortgage on retail real estate. The outstanding balance on these mortgage notes was $12,950 as of September 30, 2005.

The construction loans have interest rates of 7.48% and 8.50% and mature in May 2007 and October 2007, respectively. The loans are secured by first mortgages on retail real estate. The loans can be funded up to a total of approximately $129,150, of which the outstanding balance was $54,096 as of September 30, 2005.

The other installment notes have interest rates of 5% and 10% and mature in December 2007 and February 2048, respectively. The outstanding balance on these notes was $17,500 as of September 30, 2005.

(8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of September 30, 2005 were $3,437,269 and had a weighted average interest rate of 4.76%. Of this amount, $3,079,663 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.77% at September 30, 2005. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through joint venture investments, the highest fixed rate on our mortgage debt was 5.71%. The remaining $357,606 represented variable rate loans with a weighted average interest rate of 4.63% at September 30, 2005. Properties with a net carrying value of $5,484,537 at September 30, 2005 and related tenant leases are pledged as collateral. As of September 30, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The following table shows the mortgage debt maturing during the next five years:

	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	420	1,748	58,736	58,434	960,838	1,999,487
Variable rate debt	-	-	232,408	-	125,198	-

The mortgage debt for certain properties is cross-collateralized in connection with the financings of: Heritage Towne Crossing and Eckerd Drug Stores in Norman and Edmond, OK; the Eckerd Drug Stores in Crossville, TN, Columbia and Greer, SC, and Kill Devil Hills, NC; the Academy Sports stores in Houma, LA, and Port Arthur, Midland and San Antonio, TX; Shaw's Supermarket and Shops at Park Place; Five Forks and Blockbuster at Five Forks; Brown's Lane, Edwards Megaplex - Ontario and Massillon Village; Edwards Megaplex - Fresno and Cuyahoga Falls; CVS Pharmacies in Lawton, OK, Burleson, TX and Oklahoma City, OK; Eckerd Drug Stores in Chattanooga, TN and Atlanta, GA and CVS Pharmacies in Moore, OK and Saginaw, TX; the Mervyn's Portfolio; and Fairgrounds Plaza and another one of the seller's properties located in Norwalk, CT.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of September 30, 2005, the Company has recorded a payable of $52,465 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At September 30, 2005, these rates were equal to a range between 4.11% and 4.36%.

Other Notes Payable

The remaining balance in Mortgages and notes payable on the Consolidated Balance Sheet at September 30, 2005 consists of two other miscellaneous notes payable with a total balance of $1,380.

(9)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate.  On October 27, 2005, the Company paid a fee to its lender to extend its line of credit for an additional year under the line of credit agreement's first extension option. The extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 3.34% to 3.86% during the quarter ended September 30, 2005.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of September 30, 2005, the Company was in compliance with such covenants. There was no outstanding balance on the line as of September 30, 2005.

 (10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	September 30, 2005	September 30, 2005
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$5,167
The Power Plant	Baltimore, MD	11/05/04	50.00%	$16,691
Pier IV	Baltimore, MD	11/05/04	66.67%	$19,053
Louisville Galleria	Louisville, KY	12/29/04	47.10%	$28,522

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the Consolidated Balance Sheets and the Consolidated Statements of Operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments are considered restricted. They are considered restricted because the Company’s joint venture partner is entitled to all of the economic benefits of the investments. For the three and nine months ended September 30, 2005, all equity in earnings of unconsolidated entities was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(11)  Segment Reporting

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

Net property operations are summarized in the following table for the nine months ended September 30, 2005 and 2004, along with a reconciliation to net income.

	Nine months ended	Nine months ended
	September 30, 2005	September 30, 2004
Property rental income and additional property income	$348,850	$69,767
Total property operating expenses	(89,994)	(16,969)
Interest expense	(90,647)	(17,964)
Net property operations	168,209	34,834
Other income (expense)	15,502	(1,466)
Less non-property expenses:
General and administrative expenses	(7,152)	(2,844)
Advisor asset management fee	(12,925)	-
Depreciation and amortization	(132,063)	(26,003)
Minority interests	356	(107)
Equity in earnings (losses) of unconsolidated entities	(1,183)	-
Net income	$30,744	$4,414

The following table summarizes property asset information as of September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
Total assets:
Rental real estate	$6,723,081	$3,601,513
Non-segment assets	926,804	354,303

	$7,649,885	$3,955,816

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of September 30, 2005 and 2004, options to purchase 20,000 and 17,500 shares of common stock, respectively, at an exercise price of $8.95 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 395,665,588 and 322,649,895 for the three and nine months ended September 30, 2005 and 112,887,491 and 70,051,926 for the three and nine months ended September 30, 2004, respectively.

 (13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $167,914 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into two mortgage note agreements, two other installment note agreements and two construction loan agreements in which the Company has committed to fund up to a total of $165,760. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2005 was $84,546.  Therefore, the Company may be required to fund up to an additional $81,214 on these loans.

The Company has obtained nine irrevocable letters of credit related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at September 30, 2005 was $35,704.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company has outstanding rate lock deposits in the amount of $17,164 as of September 30, 2005 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.61% for periods from 60 days to 90 days on approximately $1,290,000 in principal. Approximately $679,000 of this principal has been allocated to specific acquisitions as of September 30, 2005.

The Company is currently considering acquiring 39 properties for an estimated aggregate purchase price of $460,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(14)  Subsequent Events

The Company issued 1,259,895 shares of common stock through the DRP and repurchased 177,935 shares of common stock through the SRP from October 1 through October 31, 2005, resulting in a total of 433,381,488 shares of common stock outstanding at October 31, 2005.

The Company paid distributions of $22,148 to its stockholders in October 2005.

The Company acquired the following properties during the period October 1 to October 31, 2005.  The respective acquisitions are detailed in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants
10/04/05	Montecito Crossing Las Vegas, NV	2005	37,251	146,520	Homegoods PETsMART

10/06/05	Newburgh Crossing Newburgh, NY	2005	15,300	62,893	Barnes & Noble Michaels Pier 1 Imports

10/07/05	Wickes Furniture Murrieta, CA	2005	9,208	37,329	Wickes Furniture

10/11/05	First Health Corp. San Antonio, TX	2005	11,968	79,178	First Health Corp.

10/12/05	Mountain View Plaza Kalispell, MT	2003-2005	17,234	106,334	Borders Ross Dress for Less

10/24/05	Kohl's Georgetown, KY	2005	10,313	88,408	Kohl's

The mortgage debt obtained during the period October 1 to October 31, 2005 is detailed in the table below.

Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)
10/04/05	Lowe's/Bed, Bath & Beyond Plaza	4.750%	11/01/10	13,700
	Butler, NJ

10/06/05	Newburgh Crossing	4.691%	11/01/10	8,415
	Newburgh, NY

10/07/05	Montecito Crossing	5.040%	11/01/10	28,285
	Las Vegas, NV

10/28/05	McDermott Towne Crossing	5.150%	11/01/10	5,616
	McAllen, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company is obligated under earnout agreements to pay for certain tenant space in its existing properties after the tenant moves into its space and begins paying rent.  During the period from October 1 to October 31, 2005, the Company funded earnouts totaling $9,276 at three of its existing properties.

During the period from October 1 to October 31, 2005, the Company funded a total of $39,084 on two new installment notes and one outstanding construction loan.

On October 11, 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, the Company may purchase up to 920,000 newly issued series C preferred shares at a purchase price of $1 per share.  If Inland American Real Estate Trust, Inc., (an affiliate) ("Inland American REIT"), does not satisfy their obligations under their agreement with MB REIT, the Company may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to the Company with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006.  The series C preferred shares entitles the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  On October 14, 2005, the Company purchased 15,674 shares of the series C preferred shares for a total amount of $20,000.

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

The following discussion and analysis relates to the nine months ended September 30, 2005 and 2004. You should read the following discussion and analysis along with our Consolidated Financial Statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT which was formed in March 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of September 30, 2005, our portfolio consisted of 228 properties wholly-owned by us or the wholly-owned properties, 14 properties of which we own between 45% and 95% or the consolidated joint venture properties and two additional joint venture properties (Cardiff Hall East and North Plaza Shopping Center) which we also consolidate and classify as other joint venture properties.  The properties in our portfolio (excluding the other joint venture properties) are located in 36 states and one Canadian province.  At September 30, 2005, the portfolio (excluding the other joint venture properties) consisted of 149 multi-tenant shopping centers and 93 free-standing single-user net lease properties containing an aggregate of approximately 38,500,000 square feet of gross leasable area or GLA, of which approximately 98% of GLA was leased.  Our anchor tenants include nationally and regionally recognized financial companies, grocers, and tenants who provide basic household goods and services.  Of our total annualized portfolio revenue, approximately 58% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is exclusively entitled to the economic benefits of the assets.

Our goal is to maximize the possible return to our stockholders through the acquisition, development, re-development, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community shopping centers and single-user buildings. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our stockholders, and intend to continue distributions in order to maintain our REIT status.

During the nine months ended September 30, 2005, we purchased 131 properties (excluding the other joint venture properties), of which 67 were not located west of the Mississippi River.  We purchased these 67 properties because we had the opportunity to take advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the western United States. We expect this trend to continue through the end of the year. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria. At September 30, 2005, approximately 43% of the GLA we owned was located west of the Mississippi River.

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

We monitor the sales trends and financial strength of all of our major tenants. We currently are monitoring tenants which include Bombay, Pier 1, Bally's and Krispy Kreme and certain video stores. We are meeting with the head of real estate of each of these retailers and are reviewing stores that are larger than their current format. Our hope is that we will be able to reduce our exposure and increase our rental stream by taking segments of these retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations, we could receive a termination fee and have a leasing opportunity.

We use this strategy to maximize the profitability and minimize any exposure that we have for store closings. The tenants with which we have concerns represent less than 2% of our income stream.

Although most retailers have recently posted positive same store sales growth, the retail industry has been affected during the third quarter of 2005 by rising energy costs, including gas prices, warmer than normal weather and the wrath of recent hurricanes, all of which may slow sales growth. In spite of these circumstances, we are hopeful that the retail sector will outperform expectations as we move into the holiday season, the busiest and most profitable time for retailers, although there can be no assurances in this regard. We are aware of certain economic predictions indicating an overage increase of 3.0% to 4.0% for comparable chain store sales for the fourth quarter of 2005, thereby remaining on track with the 3.7% to 4.0% increase in August and September.

We completed our initial public offering of common stock with a total gross offering of $2,500,000 on March 22, 2005.  On December 28, 2004, our second offering was declared effective for up to 250,000,000 shares of common stock at $10 each and the issuance of up to 20,000,000 shares at $9.50 each, which may be distributed pursuant to our distribution reinvestment program or DRP.  We began selling shares of the second offering in January 2005.  On September 30, 2005, we concluded our second offering with a total gross offering of $1,720,137 and deregistered the remaining shares of the second offering. Therefore total gross offering amounted to $4,220,137 exclusive of DRP proceeds.  Shares will continue to be sold pursuant to our DRP.

As of September 30, 2005, we owned, through separate limited partnership, limited liability company, or joint venture agreements, a portfolio of 242 properties (excluding the other joint venture properties) at which approximately 97% of gross leasable area was physically leased and 99% was economically leased.

The following is a summary of the properties we owned as of September 30, 2005 (excluding the other joint venture properties):

	Multi-Tenant		Single-User
	Number of	Square	Number of	Square
Geographic Area	Properties	Feet	Properties	Feet

West
Arizona, California, Utah, Washington, New Mexico, Colorado, Nevada	22	4,928,214	30	3,099,054

Southwest
Arkansas, Louisiana, Oklahoma, Texas	35	4,864,703	17	1,204,943

Midwest
Illinois, Iowa, Kansas, Minnesota, Missouri, Michigan, Indiana, Wisconsin, Ohio, Ontario, Canada	19	3,870,378	19	5,664,470

	Multi-Tenant		Single-User
	Number of	Square	Number of	Square
Geographic Area	Properties	Feet	Properties	Feet
Northeast
Maine, Maryland, Massachusetts, New York, New Jersey, Connecticut, Rhode Island, Pennsylvania, Vermont	33	6,834,246	9	500,810

Southeast
Florida, South Carolina, Alabama, Georgia, Tennessee, North Carolina, Virginia	40	5,589,838	18	1,987,322

Totals	149	26,087,379	93	12,456,599

The following is a summary of the properties we acquired during the quarter ended September 30, 2005:

Property	Gross Leasable Area (Sq. Ft.)	Date Acquired	Year Built / Renovated	Amount of Mortgages Payable at 9/30/05
Multi-Tenant
Bed, Bath & Beyond Plaza	61,639	07/05	2000-2002	9,818
Westbury, NY

Broadway Shopping Center Bangor, ME	188,468	09/05	1961/2000-2005	-

Gardiner Manor Mall	220,716	07/05	2000	38,484
Bay Shore, NY

Great Southwest Crossing	92,270	09/05	2003	9,137
Grand Prairie, TX

Lincoln Plaza	435,129	09/05	2001/2004	-
Worchester, MA

Lowe's/Bed, Bath & Beyond Plaza	158,063	08/05	2005	-
Butler, NJ

McDermott Towne Crossing	42,700	09/05	1999	-
McAllen, TX

Mid-Hudson Center	246,366	07/05	2000	25,156
Poughkeepsie, NY

Mission Crossing	150,692	07/05	2003-2005	13,630
San Antonio, TX			renovated

The Orchard	166,595	07/05	2004-2005	-
New Hartford, NY		09/05

Pacheco Pass	99,199	07/05	2005	-
Gilroy, CA

Quakertown	61,839	09/05	2004-2005	7,470
Quakertown, PA

Southpark Meadows	254,508	07/05	2004	-
Austin, TX

Stonebridge Plaza	33,700	08/05	1997	-
McKinney, TX

Village Shoppes of Gainesville	229,750	09/05	2004	-
Gainesville, GA

Wilton Square	438,097	07/05	2000	27,825
Saratoga Springs, NY

Subtotal Multi-Tenant	2,879,731			131,520

Single User
Citizens Property Insurance	59,800	08/05	2005	-
Jacksonville, FL

Computershare Shareholder Services	185,171	07/05	2001	44,500
Canton, MA

Crown Theater	74,170	07/05	2000	10,050
Hartford, CT

Diebold Warehouse	158,652	07/05	2005	-
Green, OH

Eckerd Drug Store	13,813	08/05	2004	-
Hellertown, PA

Eckerd Drug Store	13,813	08/05	2004	-
Lebanon, PA

Eckerd Drug Store	13,824	08/05	2004	-
Punxsutawney, PA

Hartford Fire Insurance Building	97,377	08/05	2005	-
Maple Grove, MN

Mervyn's	75,140	09/05	1988	5,000
Bakersfield, CA

Mervyn's	77,874	09/05	1993	5,500
Elk Grove, CA

Mervyn's	75,712	09/05	1987	6,700
Escondido, CA

Mervyn's	78,961	09/05	1992	5,200
Fontana, CA

Mervyn's	77,431	09/05	1993	5,100
Fresno, CA

Mervyn's	78,459	09/05	1993	4,700
Hanford, CA

Mervyn's	80,521	09/05	1994	5,300
Highland, CA

Mervyn's	68,017	09/05	1979	4,400
Lodi, CA

Mervyn's	88,515	09/05	1992	5,700
Manteca, CA

Mervyn's	77,192	09/05	1988	5,100
Moreno Valley, CA

Mervyn's	77,185	09/05	1989	5,100
Morgan Hill, CA

Mervyn's	75,360	09/05	1982	6,400
Oceanside, CA

Mervyn's	74,991	09/05	1990	5,000
Rancho Cucamonga, CA

Mervyn's	75,890	09/05	1981	5,000
Redlands, CA

Mervyn's	59,042	09/05	1990	3,300
Ridgecrest, CA

Mervyn's	75,928	09/05	1983	5,400
Roseville, CA

Mervyn's	72,304	09/05	1973	4,800
Sacramento, CA

Mervyn's	78,657	09/05	1993	7,900
San Diego, CA

Mervyn's	85,783	09/05	1980	6,000
Sun Valley, CA

Mervyn's	76,248	09/05	1990	5,100

Temecula, CA

Mervyn's	61,026	09/05	1987	4,000
Turlock, CA

Mervyn's	77,936	09/05	1992	5,200
Vacaville, CA

Mervyn's	75,247	09/05	1982	5,000
Ventura, CA

Mervyn's	75,522	09/05	1981	5,000
El Paso, TX

Mervyn's	78,027	09/05	1992	5,100
McAllen, TX

PETsMART Distribution Center	1,000,350	07/05	2004-2005	-
Ottawa, IL

Rasmussen College Office Center	26,660	08/05	2005	-
Brooklyn Park, MN

Raytheon Office and Research and Development Building	105,000	08/05	2001	-
State College, PA			Rehab

Ridge Tool Company Distribution Facility	128,537	09/05	2005	-
Cambridge, OH

Sprint Data Center	185,287	09/05	2001	52,800
Santa Clara, CA

Wild Oats Marketplace	48,000	07/05	2000	-
Hinsdale, IL

Subtotal Single-User	4,007,422			238,350

TOTAL ACQUISITIONS	6,887,153*			369,870

*Square footage excludes 143,823 of square footage we acquired during the quarter for earnouts on properties purchased prior to the third quarter of 2005.

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

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements, and 15 years for site improvements and most other capital improvements. Tenant improvements are depreciated on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.  Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of amortization expense.

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

Results of Operations

General

The following discussion is based primarily on our Consolidated Financial Statements as of September 30, 2005 and December 31, 2004 and for the nine months ended September 30, 2005 and 2004. The comparability of the three months ended September 30, 2005 and 2004 is similar to that of the nine month periods discussed below.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,401	$127,195
March 31, 2004	11	2,116,839	$384,053
June 30, 2004	23	4,171,332	$713,925
September 30, 2004	26	5,669,471	$869,128
December 31, 2004	43	7,397,330	$1,241,693
March 31, 2005	24	3,339,057	$491,854
June 30, 2005	52	8,021,572	$1,515,397
September 30, 2005	55	7,030,976	$921,270

Total	242	38,543,978	$5,343,245

The table above excludes other joint venture properties.

Recent events of hurricanes in the southeastern parts of the United States have not affected the operations of our properties located within this region. Minor damage occurred at some properties, with the total cost of damages estimated to range from $100 to $150.

Rental Income, Tenant Recoveries and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income was $282,380 and $56,405 and all additional property income was $66,470 and $13,362 for the nine months ended September 30, 2005 and 2004, respectively. The increase was due primarily to 244 properties (including the other joint venture properties) owned and operated for the nine month period ended September 30, 2005 compared to 68 properties for the nine month period ended September 30, 2004.

Other Income (expense) Other income (expense) consists of interest income earned on short term investments that are held by us, dividend income earned on our securities investments, other non-operating income earned by us and the realized gain (loss) on security investments.  Other income (expense) was $16,102 and $(1,466) for the nine months ended September 30, 2005 and 2004, respectively. The increase was due primarily to the amount of cash that was invested in short term investments and securities investments and amount of interest earned on notes receivable for the nine month period ended September 30, 2005 compared to the nine month period ended September 30, 2004 as well as the fact that a loss of $3,352 was realized on treasury contracts we held during the nine months ended September 30, 2004.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  These expenses were $7,152 and $2,844 for the nine months ended September 30, 2005 and 2004, respectively. The increase in general and administrative expenses resulted from dramatically increased services required as we acquire properties and grow our portfolio of investment properties and our investor base.

Property Operating Expenses.  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  These expenses were $89,994 and $16,969 for the nine months ended September 30, 2005 and 2004, respectively. The increase was due primarily to 244 properties (including the other joint venture properties) owned and operated for the nine month period ended September 30, 2005 compared to 68 properties for the nine month period ended September 30, 2004.

Depreciation and Amortization.  Depreciation expense was $100,371 and $19,285 and is due to depreciation on the 244 properties (including the other joint venture properties) and 68 properties owned during the nine months ended September 30, 2005 and 2004, respectively. Amortization expense was $31,692 and $6,718 which was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $481,000 and $154,000 and the amortization of loan and leasing fees of approximately $26,000 and $7,500 during the nine months ended September 30, 2005 and 2004, respectively.

Interest Expense. Interest expense was $ 91,247 and $17,964 for the nine months ended September 30, 2005 and 2004, respectively. The increase was due to the financing on 218 properties (including the other joint venture properties) compared to 62 properties as of September 30, 2005 and 2004, respectively.

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

		Nine months ended
		September 30, 2005
Net income		$30,744

Add:	Depreciation and amortization related to investment properties	129,358

Less:	Depreciation and amortization related to consolidated joint ventures	(1,511)

	Funds from operations	$158,591

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

The following table lists the approximate physical occupancy levels and gross leasable area for our investment properties (excluding the other joint venture properties) as of September 30, 2005 and December 31, 2004.  The weighted average gross leasable area occupied at September 30, 2005 and December 31, 2004 was 97% and 96%, respectively.  N/A indicates the property was not owned by us at the end of the period.

		September 30, 2005		December 31, 2004
		GLA		GLA
Property	Location	Occupied	(%)	Occupied	(%)

23rd Street Plaza*	Panama City, FL	50,701	95	50,701	95
Academy Sports	Houma, LA	60,001	100	60,001	100
Academy Sports	Midland, TX	61,150	100	61,150	100
Academy Sports	Port Arthur, TX	61,001	100	61,001	100
Academy Sports	San Antonio, TX	70,910	100	N/A	N/A
Alison's Corner	San Antonio, TX	55,066	100	55,066	100
American Express	DePere, WI	132,336	100	132,336	100
American Express	Greensboro, NC	389,377	100	389,377	100
American Express	Ft. Lauderdale, FL	376,348	100	376,348	100
American Express	Markham, Ontario, Canada	306,710	100	N/A	N/A
American Express	Minneapolis, MN	541,542	100	541,542	100
American Express - 19th Avenue	Phoenix, AZ	117,556	100	117,556	100
American Express - 31st Avenue	Phoenix, AZ	337,439	100	337,439	100
American Express	Taylorsville, UT	395,787	100	N/A	N/A
Arvada Connection and Arvada Marketplace	Arvada, CO	340,916	91	343,819	92
Ashland & Roosevelt	Chicago, IL	103,258	93	N/A	N/A
Azalea Square*	Summerville, SC	188,742	99	187,342	99

Beachway Plaza*	Bradenton, FL	115,490	95	N/A	N/A
Bear Creek	Houston, TX	86,662	99	N/A	N/A
Bed, Bath & Beyond Plaza	Miami, FL	97,456	100	97,456	100
Bed, Bath & Beyond Plaza	Westbury, NY	61,639	100	N/A	N/A
Best on the Boulevard	Las Vegas, NV	161,809	79	161,809	79
Bison Hollow	Traverse City, MI	134,798	100	N/A	N/A
Blockbuster at Five Forks	Greenville, SC	6,000	100	N/A	N/A
Bluebonnet Parc*	Baton Rouge, LA	128,289	95	128,289	95
Boston Commons	Springfield, MA	103,070	100	N/A	N/A
Boulevard at the Capital Centre*	Largo, MD	477,340	99	434,917	92
Boulevard Plaza	Pawtucket, RI	49,932	46	N/A	N/A
The Brickyard	Chicago, IL	220,842	94	N/A	N/A
Broadway Shopping Center*	Bangor, ME	171,756	91	N/A	N/A
Brown's Lane	Middletown, RI	74,715	100	N/A	N/A
CarMax	San Antonio, TX	60,772	100	N/A	N/A
Century III Plaza	West Mifflin, PA	283,839	100	N/A	N/A
Chantilly Crossing	Chantilly, VA	77,044	100	N/A	N/A
Cinemark Theatre	Woodridge, IL	70,183	100	N/A	N/A
Circuit City Headquarters	Richmond, VA	382,570	100	N/A	N/A
Citizens Property Insurance	Jacksonville, FL	59,800	100	N/A	N/A
Clearlake Shores	Clear Lake, TX	50,159	100	N/A	N/A
The Columns	Jackson, TN	173,427	100	166,227	96
The Commons at Royal Palm	Royal Palm Beach, FL	158,034	100	N/A	N/A
The Commons at Temecula	Temecula, CA	293,003	100	N/A	N/A
Computershare Shareholder Services	Canton, MA	185,171	100	N/A	N/A
Coram Plaza	Coram, NY	130,604	91	133,469	93
Cornerstone Plaza*	Cocoa Beach, FL	61,377	90	N/A	N/A
CorWest Plaza*	New Britain, CT	111,511	97	114,023	99
Cottage Plaza	Pawtucket, RI	85,463	100	N/A	N/A
Cranberry Square	Cranberry Township, PA	180,585	92	180,585	92
Crossroads Plaza	North Attelborough, MA	16,000	100	N/A	N/A
Crown Theater	Hartford, CT	74,170	100	N/A	N/A
Cuyahoga Falls Market Center	Cuyahoga Falls, OH	76,361	100	N/A	N/A
CVS Pharmacy (Eckerd Drug Store)	Edmund, OK	13,824	100	13,824	100
CVS Pharmacy (Eckerd Drug Store)	Norman, OK	13,824	100	13,824	100
CVS Pharmacy	Burleson, TX	10,908	100	N/A	N/A
CVS Pharmacy	Jacksonville, FL	13,824	100	N/A	N/A
CVS Pharmacy	Lawton, OK	10,908	100	N/A	N/A
CVS Pharmacy	Montevallo, AL	10,055	100	N/A	N/A
CVS Pharmacy	Moore, OK	13,813	100	N/A	N/A
CVS Pharmacy	Oklahoma City, OK	10,908	100	N/A	N/A
CVS Pharmacy	Saginaw, TX	13,824	100	N/A	N/A
CVS Pharmacy	Sylacauga, AL	10,055	100	10,055	100
Darien Towne Center*	Darien, IL	219,208	98	217,558	97
Davis Towne Crossing	North Richland Hills, TX	35,008	88	31,091	91
Denton Crossing	Denton, TX	319,990	100	266,040	95
Diebold Warehouse	Green, OH	158,652	100	N/A	N/A
Dorman Center - Phase I & II*	Spartanburg, SC	381,567	98	381,567	98
Eastwood Towne Center*	Lansing, MI	325,655	98	325,655	98

Eckerd Drug Store	Atlanta, GA	10,908	100	N/A	N/A
Eckerd Drug Store	Chattanooga, TN	10,908	100	N/A	N/A
Eckerd Drug Store	Colesville, MD	13,361	100	N/A	N/A
Eckerd Drug Store	Columbia, SC	13,440	100	13,440	100
Eckerd Drug Store	Crossville, TN	13,824	100	13,824	100
Eckerd Drug Store	Greer, SC	13,824	100	13,824	100
Eckerd Drug Store	Hellertown, PA	13,813	100	N/A	N/A
Eckerd Drug Store	Kill Devil Hills, NC	13,824	100	13,824	100
Eckerd Drug Store	Lebanon, PA	13,813	100	N/A	N/A
Eckerd Drug Store	Punxsutawney, PA	13,824	100	N/A	N/A
Edgemont Town Center*	Homewood, AL	74,055	95	70,055	90
Edwards Megaplex Theater	Fresno, CA	94,600	100	N/A	N/A
Edwards Megaplex Theater	Ontario, CA	124,614	100	N/A	N/A
Evans Towne Centre	Evans, GA	72,895	96	73,295	97
Fairgrounds Plaza	Middletown, NY	59,970	100	N/A	N/A
Fisher Scientific	Kalamazoo, MI	114,700	100	N/A	N/A
Five Forks	Simpsonville, SC	64,173	100	60,673	95
Forks Town Center	Easton, PA	87,996	95	85,460	92
Four Peaks Plaza	Fountain Hills, AZ	122,058	100	N/A	N/A
Fox Creek Village*	Longmont, CO	99,507	87	94,833	83
Fullerton Metrocenter*	Fullerton, CA	243,461	96	236,356	93
Galvez Shopping Center	Galveston, TX	25,660	100	N/A	N/A
Gardiner Manor Mall	Bay Shore, NY	220,716	100	N/A	N/A
The Gateway	Salt Lake City, UT	522,312	100	N/A	N/A
Gateway Pavilions*	Avondale, AZ	297,600	99	244,020	81
Gateway Plaza	Southlake, TX	344,917	96	334,030	93
Gateway Station	College Station, TX	23,348	100	19,537	100
Gateway Village	Annapolis, MD	271,304	99	261,807	96
Gloucester Town Center	Gloucester, NJ	108,420	100	N/A	N/A
GMAC	Winston-Salem, NC	501,064	100	501,064	100
Golfland Plaza	Orange, CT	45,654	100	N/A	N/A
Governor's Marketplace*	Tallahassee, FL	223,902	97	218,437	94
Grapevine Crossing	Grapevine, TX	125,381	100	N/A	N/A
Great Southwest Crossing	Grand Prairie, TX	92,270	100	N/A	N/A
Green's Corner	Cumming, GA	85,271	100	85,271	100
Greensburg Commons*	Greensburg, IN	268,893	99	N/A	N/A
Gurnee Town Center*	Gurnee, IL	172,188	96	172,188	96
Harris Teeter	Wilmington, NC	57,230	100	57,230	100
Hartford Fire Insurance Building	Maple Grove, MN	97,377	100	N/A	N/A
Harvest Towne Center*	Knoxville, TN	37,755	89	38,755	89
Henry Town Center	McDonough, GA	434,816	98	444,296	100
Heritage Towne Crossing	Euless, TX	72,636	90	72,119	98
Hewitt Associates Campus	Lincolnshire, IL	1,161,686	100	N/A	N/A
Hickory Ridge	Hickory, NC	380,487	100	380,487	100
High Ridge Crossing*	High Ridge, MO	72,657	95	N/A	N/A
Hobby Lobby	Concord, NC	60,000	100	N/A	N/A
Holliday Towne Center*	Duncansville, PA	70,322	85	N/A	N/A
Home Depot Center	Pittsburgh, PA	136,123	100	N/A	N/A
Home Depot Plaza	Orange, CT	132,158	97	N/A	N/A
Huebner Oaks Center	San Antonio, TX	283,333	99	282,286	98
Irmo Station	Irmo, SC	90,960	91	90,960	91
John's Creek Village	Duluth, GA	161,627	98	141,802	100

Kaiser Foundation Hospital	Cupertino, CA	100,352	100	N/A	N/A
Kohl's/Wilshire Plaza	Kansas City, MO	88,248	100	88,248	100
La Plaza Del Norte*	San Antonio, TX	306,640	96	306,640	96
Lake Forest Crossing	McKinney, TX	27,897	97	N/A	N/A
Lake Mary Pointe	Orlando, FL	48,952	96	48,952	96
Lakepointe Towne Crossing	Lewisville, TX	134,804	100	N/A	N/A
Lakewood Towne Center*	Lakewood, WA	567,261	98	550,613	95
Larkspur Landing	Larkspur, CA	158,247	92	158,193	91
Lincoln Park	Dallas, TX	144,398	97	148,806	100
Lincoln Plaza	Worchester, MA	435,129	100	N/A	N/A
Low Country Village	Bluffton, SC	139,859	100	75,241	98
Lowes/Bed, Bath & Beyond Plaza	Butler, NJ	158,063	100	N/A	N/A
MacArthur Crossing	Los Colinas, TX	111,035	100	107,759	98
Magnolia Square*	Houma, LA	112,849	97	N/A	N/A
Manchester Meadows	Town and Country, MO	445,272	98	442,272	97
Mansfield Towne Crossing	Mansfield, TX	105,286	100	95,277	100
Maple Tree Place	Williston, VT	394,647	81	N/A	N/A
Massillon Village Center	Massillion, OH	220,658	90	N/A	N/A
Maytag Distribution Center	Iowa City, IA	750,000	100	N/A	N/A
McAllen Shopping Center	McAllen, TX	17,625	100	17,665	100
McDermott Towne Crossing	McAllen, TX	40,935	96	N/A	N/A
Mervyn's	Bakersfield, CA	75,140	100	N/A	N/A
Mervyn's	Elk Grove, CA	77,874	100	N/A	N/A
Mervyn's	Escondido, CA	75,712	100	N/A	N/A
Mervyn's	Fontana, CA	78,961	100	N/A	N/A
Mervyn's	Fresno, CA	77,431	100	N/A	N/A
Mervyn's	Hanford, CA	78,459	100	N/A	N/A
Mervyn's	Highland, CA	80,521	100	N/A	N/A
Mervyn's	Lodi, CA	68,017	100	N/A	N/A
Mervyn's	Manteca, CA	88,515	100	N/A	N/A
Mervyn's	Moreno Valley, CA	77,921	100	N/A	N/A
Mervyn's	Morgan Hill, CA	77,185	100	N/A	N/A
Mervyn's	Oceanside, CA	75,360	100	N/A	N/A
Mervyn's	Rancho Cucamonga, CA	74,991	100	N/A	N/A
Mervyn's	Redlands, CA	75,890	100	N/A	N/A
Mervyn's	Ridgecrest, CA	59,042	100	N/A	N/A
Mervyn's	Roseville, CA	75,928	100	N/A	N/A
Mervyn's	Sacramento, CA	72,304	100	N/A	N/A
Mervyn's	San Diego, CA	78,657	100	N/A	N/A
Mervyn's	Sun Valley, CA	85,783	100	N/A	N/A
Mervyn's	Temecula, CA	76,248	100	N/A	N/A
Mervyn's	Turlock, CA	61,026	100	N/A	N/A
Mervyn's	Vacaville, CA	77,936	100	N/A	N/A
Mervyn's	Ventura, CA	75,247	100	N/A	N/A
Mervyn's	El Paso, TX	75,522	100	N/A	N/A
Mervyn's	McAllen, TX	78,027	100	N/A	N/A
Mesa Fiesta	Mesa, AZ	169,882	87	194,892	100
Mid-Hudson Center	Poughkeepsie, NY	173,752	71	N/A	N/A
Midtown Center	Milwaukee, WI	312,198	98	N/A	N/A
Mission Crossing	San Antonio, TX	150,692	100	N/A	N/A
Mitchell Ranch Plaza*	New Port Richey, FL	198,354	99	190,404	95
New Forest Crossing	Houston, TX	146,585	100	N/A	N/A

Newnan Crossing I & II	Newnan, GA	408,150	100	392,050	100
Newton Crossroads	Covington, GA	77,096	98	78,896	100
North Ranch Pavilions	Thousand Oaks, CA	57,975	92	55,928	89
North Rivers Town Center	Charleston, SC	141,204	100	141,204	100
Northgate North	Seattle, WA	297,006	98	297,006	98
Northpointe Plaza*	Spokane, WA	371,607	98	373,207	99
Northwoods Center	Wesley Chapel, FL	88,049	100	74,647	100
The Orchard	New Hartford, NY	166,595	100	N/A	N/A
Oswego Commons	Oswego, IL	187,666	100	186,451	99
Pacheco Pass*	Gilroy, CA	97,599	98	N/A	N/A
Page Field Commons	Fort Myers, FL	305,398	95	N/A	N/A
Paradise Valley Marketplace	Phoenix, AZ	75,291	82	72,704	79
Pavilion at King's Grant	Concord, NC	79,109	100	79,109	100
Peoria Crossings	Peoria, AZ	224,054	98	209,211	98
PETsMART Distribution Center	Ottawa, IL	1,000,350	100	N/A	N/A
Phenix Crossing	Phenix City, AL	53,817	95	53,817	95
Pine Ridge Plaza	Lawrence, KS	230,047	100	230,510	100
Placentia Town Center	Placentia, CA	110,962	100	107,658	97
Plaza at Marysville	Marysville, WA	108,956	94	111,656	97
Plaza at Riverlakes*	Bakersfield, CA	100,836	98	102,836	100
Plaza Santa Fe II*	Santa Fe, NM	218,589	98	218,589	98
Pleasant Run Towne Center	Cedar Hill, TX	211,302	100	201,587	100
Promenade at Red Cliff	St. George, UT	84,412	89	89,561	95
Publix	Mountain Brook, AL	44,271	100	N/A	N/A
Quakertown	Quakertown, PA	61,839	100	N/A	N/A
Rasmussen College Office Center	Brooklyn Park, MN	26,660	100	N/A	N/A
Raytheon Office and Research and Development Building	State College, PA	105,000	100	N/A	N/A
Reisterstown Road Plaza*	Baltimore, MD	780,025	99	749,370	97
Ridge Tool Distribution Facility	Cambridge, OH	128,537	100	N/A	N/A
Saucon Valley Square	Bethlehem, PA	80,695	100	80,695	100
Shaw's Supermarket	New Britain, CT	65,658	100	65,658	100
Shoppes at Lake Andrew	Viera, FL	143,533	99	144,772	100
The Shoppes at Park West (Publix Center)	Mt. Pleasant, SC	64,832	100	61,426	95
Shoppes at Quarterfield (Metro Square Center)	Severn, MD	60,459	98	59,417	96
Shoppes of New Hope (Shoppes of Dallas)	Dallas, GA	68,510	97	64,310	91
Shoppes of Prominence Point	Canton, GA	79,982	94	76,658	98
Shoppes of Warner Robins*	Warner Robins, GA	64,397	91	N/A	N/A
Shops at 5	Plymouth, MA	417,856	100	N/A	N/A
The Shops at Boardwalk	Kansas City, MO	120,486	98	99,881	81
Shops at Forest Commons	Round Rock, TX	32,111	92	34,756	100
Shops at Park Place	Plano, TX	114,418	98	115,460	99
Southgate Plaza	Heath, OH	85,920	100	N/A	N/A
Southlake Town Square	Southlake, TX	435,958	95	428,926	94
Southpark Meadows	Austin, TX	254,508	100	N/A	N/A
Southwest Crossing	Fort Worth, TX	112,415	99	N/A	N/A
Sprint Data Center	Santa Clara, CA	160,000	86	N/A	N/A
Stanley Works/Mac Tools	Westerville, OH	72,500	100	N/A	N/A
Stateline Station*	Kansas City, MO	132,151	93	N/A	N/A

Stilesboro Oaks	Acworth, GA	80,772	100	80,772	100
Stonebridge Plaza	McKinney, TX	33,700	100	N/A	N/A
Stony Creek Marketplace	Noblesville, IN	153,796	100	153,796	100
Tollgate Marketplace	Bel Air, MD	392,587	100	392,587	100
Towson Circle	Towson, MD	108,679	100	108,679	94
Trenton Crossing	McAllen, TX	217,360	100	N/A	N/A
University Square*	University Heights, OH	186,225	65	N/A	N/A
University Town Center	Tuscaloosa, AL	51,801	90	57,250	100
Vail Ranch	Temecula, CA	101,784	100	N/A	N/A
The Village at Quail Springs	Oklahoma City, OK	100,404	100	N/A	N/A
Village Shoppes at Simonton*	Lawrenceville, GA	59,415	89	58,015	87
Village Shoppes of Gainesville	Gainesville, GA	229,750	100	N/A	N/A
Walgreens	Northwoods, MO	16,335	100	N/A	N/A
Walgreens	West Allis, WI	13,905	100	N/A	N/A
Wal-Mart Supercenter	Blytheville, AR	183,047	100	183,047	100
Wal-Mart Supercenter	Jonesboro, AR	149,704	100	149,704	100
Watauga Pavilion*	Watauga, TX	201,839	98	199,767	97
West Town Market*	Fort Mill, SC	66,940	99	N/A	N/A
Wickes Furniture Store	Naperville, IL	41,331	100	N/A	N/A
Wild Oats Marketplace	Hinsdale, IL	48,000	100	N/A	N/A
Wilton Square	Saratoga Springs, NY	435,547	99	N/A	N/A
Winchester Commons*	Memphis, TN	91,424	98	91,424	98
Wrangler	El Paso, TX	316,800	100	316,800	100
Zurich Towers	Schaumburg, IL	895,418	100	895,418	100

		37,581,040		19,580,117

* As part of the purchase of these properties, we are entitled to receive payments in accordance with a master lease agreement for space which was not producing revenue either at the time of or subsequent to the purchase.  The master lease agreement covers rental payments due for periods ranging between three months and three years from the purchase date or until the space is leased.  The percentage in the table above does not include non-revenue producing space covered by the master lease agreement.  The master lease agreements combined with the physical occupancy results in an economic occupancy ranging between 78% and 100% at September 30, 2005.

Liquidity and Capital Resources

General

Our principal demands for funds have been and will continue to be for property acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock and financing proceeds. This will continue in the short term as we continue to deploy the remaining offering proceeds and receiving financing proceeds. The timing between the receipt of capital and financing proceeds and our purchase of properties may result in a delay in the benefits to stockholders of returns generated from property operations.  Our business manager/advisor continues to evaluate potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf.  After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents.  During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the acquisition of properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from our DRP, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, strategic joint venture arrangements, as well as undistributed funds from operations.  We anticipate that during the current year we will (i) acquire additional existing shopping centers and single-user net leased properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from cash flows from operating activities, financings or other external capital resources available to us. We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Offering.  As of September 30, 2005, subscriptions for a total of 433,112,430 shares had been received from the public for both offerings, which include 20,000 shares issued to the business manager/advisor and 11,097,683 shares distributed pursuant to the DRP as of September 30, 2005.  As a result of such sales, we received a total of $4,325,346 of gross offering proceeds as of September 30, 2005. We concluded sales of shares under the public offerings on September 30, 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.

Mortgage Debt.  Mortgage loans outstanding as of September 30, 2005 were $3,437,269 and had a weighted average interest rate of 4.76%.  Of this amount, $3,079,663 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.77% at September 30, 2005. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.71%.  The remaining $357,606 represented variable rate loans with a weighted average interest rate of 4.63% at September 30, 2005. As of September 30, 2005, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

During the period from October 1, 2005 through October 31, 2005 we obtained mortgage financing on properties that we purchased during 2005 totaling $56,016 that require monthly payments of interest only and bear interest at fixed rates ranging from 4.69% to 5.15% per annum.

Line of Credit.  We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility has an initial term of one year with two one-year extension options, with an annual variable interest rate. The funds from this line of credit may be used to provide liquidity from On October 27, 2005, we paid a fee to our lender to extend our line of credit for an additional year under the line of credit agreement's first extension option. The extension period will end in December 2006. the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 3.34% to 3.86% during the quarter ended September 30, 2005.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of September 30, 2005, we were in compliance with such covenants. There was no outstanding balance on the line as of September 30, 2005.

Stockholder Liquidity.  We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP allows stockholders who purchase shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance and will be sold at a price of $9.50 per share.  As of September 30, 2005, we issued 11,097,683 shares pursuant to the DRP for an aggregate amount of $105,428.

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

Shares purchased by us will not be available for resale.  As of September 30, 2005, 812,902 shares have been repurchased for a total of $7,519.

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

During the nine months ended September 30, 2005, we closed on mortgage debt with a principal amount of $1,658,169 on our wholly-owned and consolidated joint venture properties. In addition, we consolidated one new mortgage in the amount of $30,800 in connection with one of the other joint venture properties.  All new loans, with the exception of two, represented fixed rate loans which bear interest rates between 4.30% and 7.48%. The variable rate loans bear interest at rates of 30-day LIBOR plus 76 basis points and LIBOR plus 155 basis points. We also paid off $35,742 of mortgage debt on four properties with variable interest rates ranging between 4.16% and 4.81%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $17,164 as of September 30, 2005 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.61% for periods from 60 days to 90 days on approximately $1,290,000 in principal of which $679,000 has been allocated as of September 30, 2005.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

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

Cash Flows From Operating Activities

Cash flows provided by operating activities were $157,839 and $37,345 for the nine month periods ended September 30,

2005 and 2004, respectively, which is due primarily to net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 244 properties (including the other joint venture properties) owned as of September 30, 2005, compared to 68 properties owned as of September 30, 2004.

Cash Flows From Investing Activities

Cash flows used in investing activities were $3,166,179 and $2,013,368, respectively, for the nine month periods ended September 30, 2005 and 2004.  Cash flows used in investing activities were primarily used for the acquisition of 131 wholly-owned and consolidated joint venture properties and one other joint venture property for $2,928,521, and 60 wholly-owned and consolidated joint venture properties for $1,959,554 during the nine months ended September 30, 2005 and 2004, respectively.

As of October 31, 2005, we had approximately $490,000 available for investment in additional properties.  As of October 31, 2005 we are considering the acquisition of approximately $460,000 in properties.  We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings and funds remaining from the public offerings, we believe that we will have sufficient resources to acquire these properties and future acquisition opportunities which may arise.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $3,404,631 and $2,192,056, respectively, for the nine month periods ended September 30, 2005 and 2004.  We generated proceeds from the sale of shares, net of offering costs paid, of $1,922,001 and $1,139,185  for the nine month periods ended September 30, 2005 and 2004, respectively. We also generated $1,637,696 and $1,094,146 from the issuance of new mortgages secured by 124 of our wholly-owned and consolidated joint venture properties and one other joint venture property and 60 of our wholly-owned and consolidated joint venture properties for the nine month periods ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2004, we generated $165,000 from funding on the line of credit, and $170,000 was paid off. We paid $25,207 and $10,707 for loan fees and $142,739 and $28,873 in distributions to our stockholders for the nine months ended September 30, 2005 and 2004, respectively.  The sponsor advanced us amounts to pay a portion of the 2004 distributions until funds available for distribution were sufficient to cover distributions. We repaid $3,523, representing the full amount of that advance during the nine months ended September 30, 2005.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives we borrow primarily at fixed rates or variable rates through interest rate lock agreements with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of September 30, 2005 and December 31, 2004, we had incurred $456,534 and $234,014 of offering costs for both the initial public offering and the second offering, of which $341,230 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of September 30, 2005 and December 31, 2004, offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates are entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offerings.  In addition, an affiliate of our business manager/advisor is entitled to receive selling commissions, the marketing contribution and due diligence expense allowance from us in connection with the offering.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $341,230 and $175,509, of which $1,158 and $2,880 remained unpaid at September 30, 2005 and December 31, 2004, respectively and are included in Accrued offering costs due to affiliates on the Consolidated Balance Sheets.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration. During the nine months ended September 30, 2005 and 2004, we incurred $3,035 and $1,104, respectively. Of these costs, $1,444 and $957 remained unpaid as of September 30, 2005 and December 31, 2004 and are included in Due to affiliates on the Consolidated Balance Sheets.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Such costs are included in General and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars.  Such fees totaled $272 and $64 for the nine months ended September 30, 2005 and 2004, respectively. None remained unpaid as of September 30, 2005 or December 31, 2004.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the nine months ended September 30, 2005 and 2004, we paid loan fees totaling $3,947 and $2,242, respectively, to this affiliate. No amounts remained unpaid as of September 30, 2005 or December 31, 2004.

We may pay an advisor asset management fee of not more than 1% of our average assets. Our average asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average assets as of the last day of the immediately preceding quarter.  For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and the 6% minimum annual return on the net investment of stockholders. We neither paid nor accrued such fees for the nine months ended September 30, 2004 because our business manager/advisor agreed to forego such fees. For the nine months ended September 30, 2005, we accrued fees totaling $12,925. $1,000 remained unpaid as of that date and is included in Due to affiliates on the Consolidated Balance Sheet. The Business Manager/Advisor agreed to forego any additional fees for these time periods.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $13,997 and $2,847, for the nine months ended September 30, 2005 and 2004, respectively.  None remained unpaid as of September 30, 2005 or December 31, 2004.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 276,628 and 530,574 shares of common stock to affiliates and recognized an expense related to these discounts of $219 and $352 for the nine months ended September 30, 2005 and September 30, 2004, respectively.

As of September 30, 2005 and December 31, 2004, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $2,797 and $654, respectively.

During 2004, our sponsor advanced us amounts to pay a portion of distributions to our stockholders until funds available for distribution were sufficient to cover the distributions.  Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due. As of December 31, 2004, we owed funds to our sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during the nine months ended September 30, 2005 and no funds were due to our sponsor as of that date. No funds have been advanced during 2005.

On September 28, 2005, an affiliate of ours purchased a property in Pearland, Texas subject to an existing mortgage which we had previously funded on the property in the amount of $7,391. In addition, on that date, we funded an additional amount of $1,346 on the loan to the affiliate, bringing the total amount funded by us to $8,737. The total loan amount represents 100% of the purchase price of the property plus accrued interest on the previous loan balance. The entity which owns the property is considered a variable intereset entity or VIE and we are considered the primary beneficiary as defined in FASB Interpretation 46 (R) or FIN 46. Therefore, this entity is consolidated by us.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2005.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt
Fixed rate	$4,231,773	148,796	388,876	2,351,440	1,342,661
Variable rate	453,152	70,147	252,618	130,387	-

Ground lease payments	$481,822	4,652	9,885	10,264	457,021

The table includes interest payments to which we are contractually obligated under long term debt agreements.

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2024 to 2096.  The property attached to the land will revert back to the lessor at the end of the lease.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $167,914 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into two mortgage note agreements, two other installment note agreements and two construction loan agreements in which we have committed to fund up to a total of $165,760. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2005 was $84,546.  Therefore, we may be required to fund up to an additional $81,214 on these loans.

We have obtained nine irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at September 30, 2005 is $35,704.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $17,164 as of September 30, 2005 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.61% for periods from 60 days to 90 days on approximately $1,290,000 in principal of which $679,000 has been allocated as of September 30, 2005.

We are currently considering acquiring 39 properties for an estimated aggregate purchase price of $460,000.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

We issued 1,259,895 shares of common stock pursuant to the DRP and repurchased 177,935 shares of common stock through the SRP from October 1 through October 31, 2005, resulting in a total of 433,381,488 shares of common stock outstanding at October 31, 2005.

We paid distributions of $22,148 to our stockholders in October 2005.

We acquired the following properties during the period October 1 to October 31, 2005.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

10/04/05	Montecito Crossing Las Vegas, NV	2005	37,251	146,520	Homegoods PETsMART

10/06/05	Newburgh Crossing Newburgh, NY	2005	15,300	62,893	Barnes & Noble Michaels Pier 1 Imports

10/07/05	Wickes Furniture Murrieta, CA	2005	9,208	37,329	Wickes Furniture

10/11/05	First Health Corp. San Antonio, TX	2005	11,968	79,178	First Health Corp.

10/12/05	Mountain View Plaza Kalispell, MT	2003-2005	17,234	106,334	Borders Ross Dress for Less

10/24/05	Kohl's Georgetown, KY	2005	10,313	88,408	Kohl's

The mortgage debt obtained during the period October 1 to October 31, 2005 is detailed in the table below.

Date			Maturity	Principal Borrowed
Funded	Mortgage Payable	Annual Interest Rate	Date	($)

10/04/05	Lowe's Bed, Bath & Beyond Plaza	4.750%	11/01/10	13,700
	Butler, NJ

10/06/05	Newburgh Crossing	4.691%	11/01/10	8,415
	Newburgh, NY

10/07/05	Montecito Crossing	5.040%	11/01/10	28,285
	Las Vegas, NV

10/28/05	McDermott Towne Crossing	5.150%	11/01/10	5,616
	McAllen, TX

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from October 1 to October 31, 2005, we funded earnouts totaling $9,276 at three of our existing properties.

During the period from October 1 to October 31,2005, we funded a total of $39,084 on two new installment notes and one outstanding construction  loan.

On October 11, 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc. referred to as MB REIT.  Under this agreement, we may purchase up to 920,000 newly issued series C preferred shares at a purchase price of $1 per share.  If Inland American Real Estate Trust, Inc., (an affiliate) referred to as Inland American REIT, does not satisfy their obligations under their agreement with MB REIT, we may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to us with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006.  The series C preferred shares entitles us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  On October 14, 2005, we purchased 15,674 shares of the series C preferred shares for a total amount of $20,000.

Impact of Recent Accounting Principles

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

Emerging Issues Task Force ("EITF") Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company has not and does not expect that it will be required to consolidate any of its current unconsolidated investments nor will this EITF have a material effect on its financial statements.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As of September 30, 2005, we owned 93 single-user net lease properties.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs.  To achieve our objectives we will borrow primarily at fixed rates or variable rates through interest rate lock agreements with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $17,164 as of September 30, 2005 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.61% for periods from 60 days to 90 days on approximately $1,290,000 in principal of which $679,000 has bee allocated as of September 30, 2005.

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

The fair value of our debt approximates its carrying amount as of September 30, 2005.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2005	2006	2007	2008	2009	Thereafter
Maturing debt
Fixed rate debt	429	1,803	58,792	58,491	960,896	1,999,851
Variable rate debt	52,465	780	232,408	-	125,198	-

Average interest rate on debt:
Fixed rate debt	5.86	5.86	4.51	4.74	4.71	4.81
Variable rate debt	4.32	3.75	4.53	-	4.81	-

We have $410,851 of variable rate debt with an average interest rate of 4.58% as of September 30, 2005.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of September 30, 2005, interest expense increases by approximately $4,109 on an annual basis.

The table incorporates only those interest rate exposures that exist as of September 30, 2005.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

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

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2005, we have sold the following securities in the initial offering and second offering for the following aggregate offering prices:

*	421,994,747	shares on a best efforts basis for $4,219,718, and
*	11,097,683	shares pursuant to the DRP for $105,428
*	(812,902)	shares repurchased pursuant to the SRP for $7,519

The total of shares and gross offering proceeds from our offerings as of September 30, 2005 is 432,279,528 shares for $4,317,627. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by our business manager/advisor for $200 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering through September 30, 2005, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$442,552	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	1,969	A
Other expenses paid to non-affiliates	12,013	A
Total expenses	$456,534

The net offering proceeds to us for our offering periods, after deducting the total expenses paid and accrued as described above, are $3,861,093.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation reallowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$-	A
Purchase of real estate	3,108,443	A
Acquisition of other businesses	-	A
Repayment of indebtedness	36,891	A

Working capital (currently)	38,611	E
Temporary investments (currently)	677,148	A
Other uses	-	A
Total uses	$3,861,093

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

Report on Form 8-K dated July 19, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated August 5, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 6, 2005
Item 7.01 Regulation FD Disclosure

Report on Form 8-K dated September 9, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 13, 2005
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 20, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 23, 2005
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 26, 2005
Item 2.01 Completion of Acquisition or Disposition of Assets
Item 9.01 Financial Statements and Exhibits

Report on Form 8-K dated September 29, 2005
Item 7.01 Regulation FD Disclosure
Item 9.01 Financial Statements and Exhibits

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

10.513 X4*

Consolidated Promissory Note (Re: Bed, Bath & Beyond Plaza, Century III Plaza, Crown Theater, Gardiner Manor Mall, Golfland Plaza, Home Depot Center, Home Depot Plaza, Maple Tree Place, Mid-Hudson Center and Wilton Square) dated July 19, 2005.

10.514 X4*

Loan Agreement (Re: Bed, Bath & Beyond Plaza, Century III Plaza, Crown Theater, Gardiner Manor Mall, Golfland Plaza, Home Depot Center, Home Depot Plaza, Maple Tree Place, Mid-Hudson Center and Wilton Square) dated July 19, 2005.

10.515 X4*

Guaranty (Re: Bed, Bath & Beyond Plaza, Century III Plaza, Crown Theater, Gardiner Manor Mall, Golfland Plaza, Home Depot Center, Home Depot Plaza, Maple Tree Place, Mid-Hudson Center and Wilton Square) dated July 19, 2005.

10.516 X4*

Post Closing Obligations Letter (Re: Bed, Bath & Beyond Plaza, Century III Plaza, Crown Theater, Gardiner Manor Mall, Golfland Plaza, Home Depot Center, Home Depot Plaza, Maple Tree Place, Mid-Hudson Center and Wilton Square) dated July 19, 2005.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and Affiliated Director
Date:	November 4, 2005

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer
Date:	November 4, 2005

/s/ Lori J. Foust

By:	Lori J. Foust
Principal Accounting Officer
Date:	November 4, 2005