Form 10-K
period 2005-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-02-28
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-51199

Inland Western Retail Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois  60523

(Address of principal executive offices)(Zip Code)

630-218-8000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  X      No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.

Yes  ☐      No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer X           Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant's most recently completed second fiscal quarter) was $3,571,892,750. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21. 2006, there were 437,886,009 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the Registrant’s proxy statement for the annual shareholders meeting to be held in 2006 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

PART I

(Dollar amounts in thousands, except per share amounts)

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of December 31, 2005, our portfolio consisted of 271 properties wholly-owned by us or the wholly-owned properties, 17 properties of which we own between 45% and 95% or the consolidated joint venture properties and two additional joint venture properties which we also consolidate and classify as other joint venture properties.  The properties in our portfolio are located in 38 states and one Canadian province.  At December 31, 2005, the portfolio (excluding the other joint venture properties) consisted of 163 multi-tenant shopping centers and 125 free-standing single-user net lease properties containing an aggregate of approximately 41,000,000 square feet of gross leasable area or GLA, of which approximately 98% of the GLA was leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized portfolio revenue as of December 31, 2005, approximately 59% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is exclusively entitled to the economic benefits of the assets.

During the year ended December 31, 2005, we invested approximately $3,400,000 for the acquisition of 76 multi-tenant shopping centers and 101 single-user net lease properties containing a total GLA of approximately 20,900,000 square feet. See Item 2 for a more detailed description of these properties.  We also raised approximately $2,200,000 in investor proceeds and obtained approximately $2,000,000 in financing proceeds.

Also, during 2005 we completed our second public offering, raising a total of over $4,200,000 in our two offerings. Funds remaining from the capital raise are still in the process of being fully deployed into investment properties. Current stockholders can reinvest their distributions in our distribution reinvestment program or DRP.  Approximately 50% of our monthly distributions to stockholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $140,000 on an annual basis.  Since we leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds would allow us to purchase approximately $280,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  We cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, which may be more attractive to them.

Business and Operating Strategies

Because we concluded our public offerings during 2005, management has begun to focus more of its efforts towards enhancing the value of our properties.  We are now in the process of identifying those properties which will benefit from redevelopment, including additions to existing space through planning techniques, working with tenants to extend leases while they improve their stores and developing available land which we own.

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

Because we own over 41,000,000 square feet of GLA and continue to grow, day-to-day property management is a key element of our operating strategy. Our asset management philosophy includes working closely with our property managers to achieve the following goals:

▪

Employ experienced, well trained property managers, leasing agents and collection personnel;

▪

Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

▪

Improve rental income and cash flow by aggressively marketing rentable space;

▪

Emphasize regular maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

▪

Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants providing basic consumer goods and services; and

▪

Identify properties that will benefit from asset enhancement including renovation and development of land that we own.

Acquisition Strategies

Although we have concluded our public offerings, we continue to raise funds through financings, DRP proceeds and operations.  Therefore, management continues to focus on acquiring properties that meet our investment objectives.  We intend to continue to acquire and manage a diversified (by geographical location and by type and size of shopping centers) portfolio of real estate primarily improved for use as retail establishments, principally multi-tenant shopping centers and single-user net lease properties.  The retail centers we have acquired are located throughout the United States and one Canadian province.  Our portfolio will continue to consist of predominantly grocery and discount anchored multi-tenant shopping centers.  We will also continue to acquire real estate improved with other commercial facilities which provide goods and services as well as single-user net lease properties, which are either commercial or retail, including properties acquired in sale and leaseback transactions. A net lease property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance.

During the acquisition process, to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions.  The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of the aforementioned factors are taken as a whole in determining the valuation.

Key elements of our acquisition strategy include:

•

Selectively acquiring diversified and well-located properties of the type described above.

•

Acquiring properties, in most cases, on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing simultaneously. We may, however, acquire properties subject to existing indebtedness if we believe this is in our best interest.  We intend to obtain mortgage financing concurrently or subsequent to the purchase.

•

Diversifying geographically by acquiring properties located primarily in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Financing Strategies

Generally, we have and will continue to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash. However, if it is determined to be in our best interest, we will, in some instances, incur indebtedness to acquire properties. With respect to properties purchased on an all-cash basis, we have and will continue to incur mortgage indebtedness subsequent to acquisition by obtaining loans secured by selected properties if favorable financing terms are available.  The proceeds from such loans are used to acquire additional properties.  We may also incur indebtedness to finance improvements to our properties. We anticipate that, in general, aggregate financings secured by all of our properties will not exceed 55% of their combined fair market value.  Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets. We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is to use variable rate financing with the option to fix the rate at a later date. Our intention is to use variable rate financing on a small portion of our portfolio, resulting in a ratio of less than 20% of total debt.

We have also obtained a $100,000 unsecured line of credit. This line of credit gives us great flexibility in fulfilling our acquisition strategy, funding our development activities and maintaining overall liquidity to meet operating requirements, should the need arise.

Tax Status

We qualified and have elected to be taxed as a real estate investment trust or REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 or the Code for the tax year ending December 31, 2005. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to shareholders.   If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on its income and property and to Federal income and excise taxes on our undistributed income. We have one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary or TRS for Federal income tax purposes. A TRS is taxable on its net income at regular corporate tax rates. The income tax expense incurred as a result of the TRS does not have a material impact on our consolidated financial statements.

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

Business Risks

The retail industry has been affected in 2005 by rising energy costs, including gas prices, warmer than normal weather and a wrath of hurricanes.  As a byproduct of these external forces, the 2005 holiday season was a moderate one for the nation's retailers, with chains stores posting a 3.2% sales increase over December 2004.  This was short of the projected 4.2% growth.  Luxury stores led the way with 6.4% sales growth, wholesale clubs gained 5.2% in sales and department stores gained 3.3% in sales over the previous holiday season.  Expectations for January 2006 are for same store sales to increase by 3.0% to 3.5% over January 2005.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We currently are monitoring tenants which include Bombay, Pier 1 Imports, Bally's Fitness, Friedman's Jewelers, Krispy Kreme and certain video stores.  We are meeting with the heads of real estate of each of these retailers and are reviewing stores that are larger than their current format. Our hope is that we will be able to reduce our exposure and increase our rental stream by taking segments of these retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations, we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize the profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 2% of our current annualized income stream.

Revenue from our properties depends on the amount of the tenants' retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  As of December 31, 2005, 60 tenants paid percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our current and targeted properties, to a large extent, consist or will consist of:  retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings who can withstand a downturn. We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure. Currently, our largest tenant is American Express, which has eight leases which represent approximately 2,597,095 square feet, or approximately 6.2% of the total GLA owned by us.  The annualized base rental income of these leases is approximately $25,319, or approximately 4.8% of the total annualized base rental income, based on our portfolio of properties as of February 21, 2006.

Employees

As of December 31, 2005, we did not have any direct employees.

Conflicts of Interest Policies

Our governing documents require a majority of our directors to be “independent,” as defined by the New York Stock Exchange. Further, any transactions between The Inland Group, Inc. or its affiliates, and us must be approved by a majority of our independent directors.

Environmental Matters

We believe that our portfolio of investment properties complies in all material respects with all federal, state and local environmental laws, ordinances and regulations regarding hazardous or toxic substances. All of our investment properties have been subjected to Phase I or similar environmental audits at the time they were acquired. These audits, performed by independent consultants, generally involve a review of records and visual inspection of the property. These audits do not include soil sampling or ground water analysis. These audits have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations. These audits may not, however, reveal all potential environmental liabilities. Further, the environmental condition of our investment properties may be adversely affected by our tenants, by conditions of nearby properties or by unrelated third parties.

Certifications

The Company has filed with the Securities and Exchange Commission (SEC) the chief executive officer, principal financial officer and principal accounting officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K.

Access to Company Information

We will electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC.  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Stockholders wishing to communicate with the Board of Directors or any Committee can do so by writing to the attention of the Board of Directors or Committee in care of our Company at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1(a). Risk Factors

Set forth below are investment considerations that we believe are material to our investors.

General Investment Risks

Our common stock is not currently listed on an exchange or trading market and cannot be readily sold.

  There is currently no public trading market for the shares and we cannot assure investors that one will develop. We may never list the shares for trading on a national stock exchange or include the shares for quotation on a national market system.  The absence of an active public market for our shares could impair an investor’s ability to sell our stock at a profit or at all.  By September 15, 2008, our board of directors will determine whether it is in our best interests to apply to have the shares listed on a national stock exchange or included for quotation on a national market system if we meet the applicable listing requirements at that time.

There are many factors which affect distributions to stockholders.  Distributions are based principally on cash available from our properties, real estate securities, and other investments.  The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, the yields on securities of other REITs which we invest in, and our operating expense levels, as well as many other variables.  Actual cash available for distributions may vary substantially from estimates.  We can give no assurance that we will be able to pay or maintain distributions or that distributions will increase over time.  Nor can we give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide increased dividends over time, or that future acquisitions of real properties or our investments in securities will increase our cash available for distributions to stockholders.  Our actual results may differ from the assumptions used by our board of directors in establishing the current distribution rate to stockholders.  Some of these factors are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions:

•

If one or more tenants defaults or terminates their lease, there could be a decrease or cessation of rental payments which would mean less cash available for distributions.

•

Cash available for distributions may be reduced if we are required to spend money to correct defects or to make improvements to properties.

•

Cash available for distributions may decrease if the assets we acquire have lower yields than expected.

•

There may be a delay in our purchase of real properties.  During that time, we may invest in lower yielding short term instruments, which could result in a lower yield on a stockholder’s investment.

•

Federal income tax laws require REITs to distribute at least 90% of their taxable income to stockholders.  This limits the earnings which we may retain for corporate growth, such as property acquisition, development or expansion and makes us more dependent upon additional debt or equity financing than corporations which are not REITs.  If we borrow more funds in the future, more of our operating cash will be needed to make debt payments and cash available for distributions may therefore decrease.

•

In connection with future property acquisitions, we may issue additional shares of common stock or interests in other entities that own our properties.  We cannot predict the number of shares of common stock, units or interests which we may issue, or the effect that these additional shares might have on cash available for distributions to investors.  If we issue additional shares, they could reduce the cash available for distributions.

•

We make distributions to our stockholders to comply with the distribution requirements of the Internal Revenue Code and to eliminate, or at least minimize, exposure to Federal income taxes and the nondeductible REIT excise tax.  Differences in timing between the receipt of income and the payment of expenses and the effect of required debt payments could require us to borrow funds on a short term basis to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

There are conflicts of interest between us and our affiliates.

  Our operation and management including acquisition of properties may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.  Our business manager/advisor and its affiliates are or will be engaged in other activities that will result in potential conflicts of interest with the services that the business manager/advisor and affiliates will provide to us.  Those affiliates could take actions that are more favorable to other entities than to us.  The resolution of conflicts in favor of other entities could have a negative impact on our financial performance. Specific conflicts of interest between us and our affiliates include:

•

Our business manager/advisor and its affiliates receive fees and other compensation based upon our investments and therefore our business manager/advisor and its affiliates may recommend that we make investments in order to increase their compensation.  Our business manager/advisor and its affiliates receive fees and other compensation based upon our investments.  They benefit by us retaining ownership of our assets and leveraging our assets, while investors may be better served by sale or disposition or not leveraging the assets.  In addition, our business manager/advisor's ability to receive fees and reimbursements depends on our continued investment in properties and in other assets which generate fees.  Our business manager/advisor receives fees based on the book value including acquired intangibles of the properties under management.  Our property managers receive fees based on the revenues from properties under management.  Therefore, our business manager/advisor and/or property managers may recommend that we purchase properties that generate fees for our business manager/advisor and property managers, but are not necessarily the most suitable investment for our portfolio.  In addition, our affiliates, who receive fees, including our business manager/advisor, may recommend that we acquire properties, which may result in our incurring substantive amounts of indebtedness.  Therefore, the interest of our business manager/advisor and its affiliates in receiving fees may conflict with our ability to earn income and may result in our incurring substantive amounts of indebtedness.  The resolution of this conflict of interest may adversely impact our cash flow and our ability to pay distributions.

•

There is competition for the time and services of our business manager/advisor and our business manager/advisor may not dedicate the time necessary to manager our business.  We rely on our business manager/advisor and its affiliates for our daily operation and the management of our assets. Our officers and other personnel of our business manager/advisor and its affiliates have conflicts in allocating their management time, services and functions among the real estate investment programs they currently service and any future real estate investment programs or other business ventures which they may organize or serve.

Those personnel could take actions that are more favorable to other entities than to us.  The resolution of conflicts in favor of other entities could have a negative impact on our financial performance.

•

We do not have arm's-length agreements, which could contain terms which are not in our best interest.  Our agreements and arrangements with our business manager/advisor and property managers or any of its affiliates, including those relating to compensation, are not the result of arm's length negotiations.  These agreements may contain terms that are not in our best interest and would not otherwise be applicable if we entered into arm's-length agreements.

We depend on our board of directors, business manager/advisor and property managers and losing those relationships could negatively affect our operations.

  Our board of directors has supervisory control over all aspects of our operations.  Our ability to achieve our investment objectives will depend to a large extent on the board's ability to oversee, and the quality of, the management provided by the business manager/advisor, the property managers, their affiliates and employees for day-to-day operations.  Therefore, we depend heavily on the ability of the business manager/advisor and its affiliates to retain the services of each of its executive officers and key employees.  However, none of these individuals has an employment agreement with the business manager/advisor or its affiliates.  The loss of any of these individuals could have a material adverse effect on us.  These individuals include Daniel L. Goodwin, Robert H. Baum, G. Joseph Cosenza, Robert D. Parks, Thomas P. McGuinness, Roberta S. Matlin and Brenda G. Gujral.

Our share repurchase program is limited to 5% of the weighted average number of shares of our stock outstanding during the prior calendar year and may be changed or terminated by us, thereby reducing the potential liquidity of a stockholder’s investment.

  In accordance with our share repurchase program, a maximum of 5% of the weighed average number of shares of our stock outstanding during the prior calendar year may be repurchased by us.  This standard limits the number of shares we can purchase.  Our board of directors also has the ability to change or terminate, at any time, our share repurchase program.  If we terminate or modify our share repurchase program or if we do not have sufficient funds available to repurchase all shares that our stockholders request to repurchase, then our stockholders' ability to liquidate their shares will be diminished.

General Real Estate Risks

There are inherent risks with real estate investments.

  All real property investments are subject to some degree of risk.  Equity real estate investments cannot be quickly converted to cash.  This limits our ability to promptly vary our portfolio in response to changing economic, financial and investment conditions.  Real property investments are also subject to adverse changes in general economic conditions or local conditions which reduce the demand for rental space.  Other factors also affect real estate values, including:

•

possible federal, state or local regulations and controls affecting rents, prices of goods, fuel and energy consumption and prices, water and environmental restrictions;

•

increasing labor and material costs; and

•

the attractiveness of the property to tenants in the neighborhood.

The yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs we incur.  If our properties do not generate revenues sufficient to meet operating expenses, we may have to borrow amounts to cover fixed costs, and our cash available for distributions may be adversely affected.

Adverse economic conditions could reduce our income and distributions to investors.

  Our properties are primarily retail establishments. The economic performance of our properties could be affected by changes in local economic conditions.  Our performance is therefore linked to economic conditions in areas where we have acquired or intend to acquire properties and in the market for retail space generally.  Therefore, to the extent that there are adverse economic conditions in an area and in the market for retail space generally that impact the market rents for retail space, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to our stockholders.

In addition, we own and operate predominantly grocery and discount anchored retail centers.  To the extent that the investing public has a negative perception of the retail sector, the value of our common stock may be negatively impacted.

If our tenants are unable to make rental payments, if their rental payments are reduced, or if they terminate a lease, our financial condition and ability to pay distributions will be adversely affected.  We are subject to the risk that tenants, as well as lease guarantors, if any, may be unable to make their lease payments or may decline to extend a lease upon its expiration.  A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

Our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a tenant that occupies a large area of the retail center (commonly referred to as an anchor tenant).  Any anchor tenant, a tenant that is an anchor tenant at more than one retail center, or a tenant of any of the single-user net lease properties may become insolvent, may suffer a downturn in business, or may decide not to renew its lease.  Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition.  A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.  In such event, we may be unable to re-lease the vacated space.  Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer.  The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center.  A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.  If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.

If a tenant claims bankruptcy, we may be unable to collect balances due under relevant leases.  Any or all of the tenants, or a guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.  A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to you.  In the event of a bankruptcy, we cannot assure stockholders that the tenant or its trustee will assume our lease.  If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.

We may incur additional costs in acquiring or re-leasing properties.

  Some of the properties we acquire may be designed or built primarily for a particular tenant or a specific type of use.  If a tenant fails to renew its lease or defaults on its lease obligations, we may not be able to readily market the property to a new tenant without substantial capital improvements or remodeling, which may adversely affect our results of operation and financial condition.

We may be restricted from re-leasing space.

  In some cases, tenant leases contain provisions giving the tenant the exclusive right to sell particular types of merchandise or provide specific types of services within the particular retail center, or limit the ability of other tenants to sell such merchandise or provide such services.  When re-leasing space after a vacancy is required, these provisions may limit the number and types of prospective tenants for the vacant space.  The failure to re-lease or to re-lease on satisfactory terms could result in a reduction of net income, funds from operations and cash available for distributions and thus affect the amount of distributions to stockholders.

Competition with third parties in acquiring properties will reduce our profitability and the return on an investment in our common stock.

  We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do.  Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable investment properties may increase.  This will result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties, our profitability is reduced and investors will experience a lower return on their investment.

Our properties are subject to competition for tenants and customers.

  We have and intend to continue to acquire properties located in developed areas.  Therefore, there are numerous other retail properties within the market area of each of our properties which compete with our properties and which compete with us for tenants.  The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged.  We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants.  This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to stockholders.

We may be unable to sell a property if or when we decide to do so.

  The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control.  We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us.  We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold.  We cannot assure our investors that we will have funds available to correct such defects or to make such improvements.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  These provisions would restrict our ability to sell a property.

If we invest in joint ventures, the objectives of our partners may conflict with our objectives.

  We may make investments in joint ventures or other partnership arrangements between us and our affiliates or with unaffiliated third parties.  Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly.  For example, our co-venturer may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives.  Among other things, actions by a co-venturer might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

Real estate related taxes may increase and if these increases are not passed on to tenants, our net income will be reduced.

  Some local real property tax assessors reassess our properties as a result of our acquisition of the property.  Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.  An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property.  Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis.  Increases not passed through to tenants will adversely affect our net income, cash available for distributions, and the amount of distributions to stockholders.

Construction and development activities expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation.

  In connection with construction and development activities, we have employees of our affiliates perform oversight and review functions.  These functions include selecting sites, reviewing construction and tenant improvement design proposals, negotiating and contracting for feasibility studies, supervising compliance with local, state or federal laws and regulations, negotiating contracts, oversight of construction, accounting and obtaining financing.  We retain independent general contractors to perform the actual physical construction work on tenant improvements or the installation of heating, ventilation and air conditioning systems.  These activities expose us to risks inherent in construction and development, including cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, adverse weather conditions and governmental regulation.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

  Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which our business manager/advisor determines are sufficient to cover reasonably foreseeable losses.  Tenants on a net lease typically are required to pay all insurance costs associated with their space. Material losses may occur in excess of insurance proceeds with respect to any property as insurance may not have sufficient resources to fund the losses.  However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premium we pay for coverage against property and casualty claims.  Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure our stockholders that we will have adequate coverage for such losses.

The costs of compliance with environmental laws and other governmental laws and regulations may adversely affect our net income and the cash available for any distributions.

  All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety.  These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals.  Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs of investigation or remediation of contaminated properties, regardless of fault or the legality of the original disposal.  Under various federal, state and local laws, ordinances and regulations, a current or previous owner, developer or operator of real estate may be liable for the costs of removal or remediation of hazardous or toxic substances at, on, under, or in its property.  In addition, the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to use such property as collateral for future borrowing.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates.  Compliance with new or more stringent laws or regulations, stricter interpretation of existing laws or the future discovery of environmental contamination may require material expenditures by us.  We cannot assure that future laws, ordinances or regulations will not impose any material environmental liability, or that the current environmental condition of our properties will not be affected by the operations of the tenants, by the existing condition of the land, by operations in the vicinity of the properties, such as the presence of underground storage tanks, or by the activities of unrelated third parties.

These laws typically allow liens to be placed on the affected property.  In addition, there are various local, state and federal fire, health, life-safety and similar regulations which we may be required to comply with, and be subject to liability in the form of fines or damages for noncompliance.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of each property acquired.  We cannot assure that such assessments will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us.  We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future.  We cannot assure that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distributions, and the amount of distributions to stockholders.

Financing Risks

We incur mortgage indebtedness and other borrowings, which reduce the funds available for distribution and increase the risk of loss since defaults may result in foreclosure.  In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.

  We incur or increase our mortgage debt by obtaining loans secured by our real properties to obtain funds to acquire additional real properties.  We may also borrow funds if necessary to satisfy the requirement that we distribute to stockholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.  Currently, our aggregate borrowings secured by our properties are approximately 55% of the properties’ aggregate purchase prices.

We incur mortgage debt on a particular real property if we believe the property's projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders of mortgage debt to the entity that owns our properties.  In such cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  For any mortgages containing cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce distributions per share.  If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, our net income could be reduced, which would reduce cash available for distribution to stockholders and may prevent us from borrowing more money.

We may acquire or finance properties with lock-out provisions which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

  Lock-out provisions materially restrict us from selling or otherwise disposing of or refinancing properties.  These provisions affect our ability to turn our investments into cash and thus affect cash available for distributions to stockholders.  Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist.  In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Taxation Risks

If we fail to maintain our REIT status, our distributions will not be deductible to us and our taxable income will be subject to taxation.  We have qualified as a REIT under the Internal Revenue Code of 1986, as amended, which affords us significant tax advantages.  The requirements for this qualification, however, are complex.  If we fail to continue to meet these requirements, our distributions will not be deductible to us and we will have to pay a corporate level tax on our taxable income.  This would substantially reduce our cash available to pay distributions and the yield on a stockholder’s investment.  In addition, tax liability might cause us to borrow funds, liquidate some of our investments or take other steps which could negatively affect our operating results.  Moreover, if our REIT status is terminated because of our failure to meet a technical REIT test, we would be disqualified from electing treatment as a REIT for the four taxable years following the year in which REIT status is lost.

Even REITS are subject to federal and state income taxes.

  Even if we qualify and maintain our status as a REIT, we may become subject to federal income taxes and related state taxes.  For example, if we have net income from a "prohibited transaction," such income will be subject to a 100% tax.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability.  In addition, we may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  We cannot assure stockholders that we will be able to continue to satisfy the REIT requirements.

Investors may have tax liability on distributions they elect to reinvest in common stock.  If an investor participates in our distribution reinvestment program, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock.  As a result, unless they are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.

The annual statement of value that we will be sending to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.

  The annual statement of value will report the value of each common stock based as of the close of our fiscal year.  No independent appraisals will be obtained and the value will be based upon an estimated amount we determine would be received if our properties and other assets were sold as of the close of our fiscal year and if such proceeds, together with our other funds, were distributed pursuant to liquidation.  However, the net asset value of each share of common stock is deemed to be $10 during the offerings and for the first three years following the termination of this offering.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided.  We cannot assure that:

•

a value included in the annual statement could actually be realized by us or by our stockholders upon liquidation;

•

stockholders could realize that value if they were to attempt to sell their common stock; or

•

an annual statement of value would comply with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.  We will stop providing annual statements of value if the common stock becomes listed for trading on a national stock exchange or included for quotation on a national market system.

Item 1 (b).  Unresolved Staff Comments

None

Item 2. Properties

As of December 31, 2005, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 288 properties (excluding the other joint venture properties) containing an aggregate of 41,037,461 square feet of GLA located in 38 states and one Canadian province. As of December 31, 2005, 269 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of $3,858,078. As of December 31, 2005, approximately 98% of our GLA was physically leased and 99% was economically leased.  The weighted average GLA occupied at December 31, 2005 and 2004 was 98% and 96%, respectively. The following table provides a summary of the properties in our portfolio at December 31, 2005.

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Occupancy % as of 12/31/05	Occupancy % as of 12/31/04
West
Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	57	8,423,526	97%	94%

Southwest
Arkansas, Louisiana, Oklahoma, Texas	59	6,643,594	98%	97%

Midwest
Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin, Ontario, Canada	42	10,184,951	98%	98%

Northeast
Connecticut, Maine, Maryland, Massachussetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	69	8,043,650	96%	96%

Southeast
Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	61	7,741,740	99%	98%

Totals	288	41,037,461

The following table lists the top 10 tenants in our portfolio according to the amount of gross leasable square footage that each occupies.  Dollar amounts are stated in thousands.

Tenant	Gross Leasable Area (Sq. Ft.)	Percent of Total Portfolio GLA	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent
American Express	2,597,095	6.3%	25,319	4.9%
Mervyn's	1,896,968	4.6%	17,135	3.3%
PETsMART	1,555,834	3.8%	10,353	2.0%
Wal-Mart	1,254,150	3.1%	7,384	1.4%
Hewitt Associates	1,161,686	2.8%	15,106	2.9%
Home Depot	1,097,025	2.7%	8,563	1.7%
Zurich American Insurance Company	895,418	2.2%	8,884	1.7%
Best Buy	847,277	2.1%	11,657	2.3%
Ross Dress for Less	801,396	2.0%	8,229	1.6%
Kohl's	784,276	1.9%	5,008	1.0%

The majority of the revenues from our properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

The following table represents an analysis of lease expirations over the next 10 years based on the leases in place at December 31, 2005. Dollar amounts are stated in thousands.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq. Ft.)	Percent of Total Leased GLA	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent	Annualized Base Rent ($/Sq. Ft.)

2006	186	533,010	1.3%	8,838	1.7%	16.58
2007	324	920,591	2.2%	16,710	3.3%	18.15
2008	410	1,358,975	3.3%	24,115	4.8%	17.74
2009	559	2,255,712	5.5%	37,461	7.8%	16.61
2010	392	1,724,607	4.2%	29,383	6.6%	17.04
2011	156	1,561,224	3.8%	24,258	5.7%	15.54
2012	159	1,377,136	3.4%	21,034	5.3%	15.27
2013	211	2,259,840	5.5%	30,887	8.1%	13.67
2014	291	6,029,481	14.7%	85,164	24.2%	14.12
2015	178	5,544,637	13.5%	51,391	19.1%	9.27

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

There is no established public trading market for our shares of common stock. The per share estimated value is deemed to be the offering price during the public offering periods of the shares, which was $10.00 per share.

We provide the following programs to facilitate investment in our shares and to provide limited liquidity for stockholders until such time as a market for the shares develops:

The distribution reinvestment program, or DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may acquire shares under the DRP at a price equal to 95% of the  "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.

The share repurchase program, or SRP, subject to certain restrictions, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us. The prices at which shares may be sold back to us are as follows:

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

Shares purchased by us under the SRP will be canceled and will have the status of authorized but unissued shares.  Shares acquired by us through the SRP will not be re-issued unless they are first registered with the SEC under the Securities Act of 1933, as amended, or the Act, and under appropriate state securities laws, or otherwise issued in compliance with such laws.

The following table outlines the stock repurchases made during the fourth quarter ended December 31, 2005:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs
October 1, 2005 - October 31, 2005	125,698	$9.28	125,698	3,999,894
November 1, 2005 - November 30, 2005	546,835	9.29	546,835	3,453,059
December 1, 2005 - December 31, 2005	77,564	9.32	77,564	3,375,495

Total	750,097		750,097

Stockholders

As of February 21, 2006, we had 120,268 stockholders of record.

Distributions

We have been paying monthly distributions since October 2003. The table below depicts the distribution levels from our inception.  The rate shown is the annual per share amount.

Rate (per share per annum)	Date Effective
$ .30	October 1 - October 31, 2003
.50	November 1 - November 30, 2003
.70	December 1, 2003 - February 29, 2004
.67	March 1 - March 31, 2004
.675	April 1 - May 31, 2004
.65	June 1 - December 31, 2004
.63	January 1 - January 31, 2005
.6325	February 1 - February 28, 2005
.63	March 1 - March 31, 2005
.635	April 1 - May 31, 2005
.6375	June 1 - October 31, 2005
.6425	November 1, 2005 - January 31, 2006

We declared distributions to our stockholders per weighted average number of shares outstanding during the years ended December 31, 2005 and 2004 and the period from October 1, 2003 to December 31, 2003 totaling $.64 per share, $.66 per share and $.15 per share, respectively. Of these amounts, $.35, $.36 and $0 qualified as distributions taxable as ordinary income and $.29, $.30 and $.15 constituted a return of capital for Federal income tax purposes for the years ended December 31, 2005 and 2004 and the period from October 1, 2003 to December 31, 2003, respectively.

Options

Options to purchase an aggregate of 20,000 shares at an exercise price of $8.95 per share had been granted to the independent directors pursuant to the Independent Directors Stock Option Plan (options to purchase 3,000 shares as to each of the independent directors plus options for 500 shares each on the date of the first annual meeting and 500 shares each on the date of each annual meeting thereafter) as of December 31, 2005.  Such options were granted, without registration under the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

Use of Proceeds from Registered Securities

We registered, pursuant to a registration statements under the Act, an initial public offering and a second offering or our offerings, on a best efforts basis of 500,000,000 shares at $10.00 per share, subject to discounts in certain cases; and up to 40,000,000 shares at $9.50 per share pursuant to our DRP. All dollar amounts are stated in thousands, except per share amounts.

As of December 31, 2005, we had sold the following securities in our offerings for the following aggregate offering prices:

*	421,963,424	shares on a best efforts basis for $4,219,693;
*	15,006,596	shares pursuant to the DRP for $142,563; and
*	(1,562,999)	shares repurchased pursuant to the SRP for $14,488

The total of shares and gross offering proceeds, net of shares repurchased, from our offerings as of December 31, 2005 was 435,407,021 shares for $4,347,768. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20,000 shares purchased by the business manager/advisor for $200 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering, through December 31, 2005, we had incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$442,622	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	1,944	A
Other expenses paid to non-affiliates	12,441	A
Total expenses	$457,007

The net offering proceeds to us for the both offering periods, after deducting the total expenses paid and accrued described above are $3,890,761.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	1,387	A
Purchase of real estate	3,200,329	A
Acquisition of other businesses	-	A
Repayment of indebtedness	37,333	A
Working capital (currently)	38,908	E
Temporary cash investments (currently)	612,804	A
Other uses	-	A
Total uses	3,890,761

Of the amount used for purchases of real estate, $24,000 was paid to affiliates of the advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

For the years ended December 31, 2005 and December 31, 2004 and for the period from March 5, 2003 (inception) through December 31, 2003
(Dollar amounts in thousands, except per share amounts)

(not covered by Report of Independent Registered Public Accounting Firm)

	2005	2004	2003
Total assets	$8,085,933	3,955,816	212,102

Mortgages and notes payable	$3,941,011	1,783,114	29,627

Total revenues	$517,791	130,405	745

Net income (loss)	$45,249	11,701	(173)

Net income (loss) per common share, basic and diluted (a)	$.13	.12	(.07)

Distributions declared	$223,716	64,992	1,286

Distributions per weighted average common share (a)	$.64	.66	.15

Funds from operations (b)	$232,853	57,709	19

Cash flows provided by operating activities (c)	$204,315	60,495	724

Cash flows used in investing activities	$(3,944,685)	(3,240,030)	(133,425)

Cash flows provided by financing activities	$3,797,993	3,356,378	197,082

Weighted average number of common shares outstanding, basic and diluted	350,643,532	98,562,885	2,520,986

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)

The net income (loss) per common share basic and diluted is based upon the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively. The distributions per common share are based upon the weighted average number of common shares outstanding for the years ended December 31, 2005 and 2004 and the period from October 2, 2003 (first day shares were sold to the public) to December 31, 2003.  Our distributions of our current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof, and thereafter as taxable gain (a return of capital).  The distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares.  For the year ended December 31, 2005, $97,210 (or approximately 46% of $211,327 distributions paid in 2005) represented a return of capital.  For the year ended December 31, 2004, $24,544 (or approximately 45% of the $54,542 distributions paid in 2004) represented a return of capital. For the period from March 5, 2003 (inception) through December 31, 2003, $358 (or 100% of the distributions paid in 2003) represented a return of capital due to the tax loss in 2003.  The balance of the distribution constitutes ordinary income. In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under generally accepted accounting principles in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO" for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs. We use FFO to compare our performance to that of other REITs in our peer group.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.  FFO is calculated as follows:

	2005	2004	2003
Net income (loss)	$45,249	$11,701	$(173)
Add: Depreciation and amortization related to investment properties	189,631	46,101	192
Less: Minority interests share of depreciation related to consolidated joint ventures	(2,027)	(93)	-
Funds from operations	$232,853	$57,709	$19

(c)

The following table provides a reconciliation of cash flows provided by operations to cash available before distributions:

	2005	2004	2003
Cash flows provided by operations	$204,315	60,495	724

Cash flows from investing activities:
Payments under master leases	6,805	3,025	-

Cash flows from financing activities:
Principal amortization of debt	(1,416)	(175)	-
Advances from sponsor	(3,523)	-	1,203

Total cash available before distributions	206,181	63,345	1,927

In any year in which distributions to investors exceeded total cash available before distributions, we partially funded the distributions in that year with excess cash available from prior years or cash provided from financing activities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995.  These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

The following discussion and analysis compares the year ended December 31, 2005 to the year ended December 31, 2004 and the period from March 5, 2003 (inception) through December 31, 2003. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report. All dollar amounts are stated in thousands, except per share amounts.

Overview

We acquire and manage a diversified portfolio of real estate, principally multi-tenant shopping centers and single-user net lease properties.  At December 31, 2005, our portfolio (excluding the other joint venture properties as defined in Item 1) consisted of 163 multi-tenant shopping centers and 125 free-standing single-user net lease properties containing an aggregate of approximately 41,000,000 square feet of gross leasable area or GLA, of which approximately 98% of the GLA was leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services. We operate as a real estate investment trust or REIT for Federal income tax purposes.  Inland Western Retail Real Estate Advisory Services, Inc. or our business manager/advisor has been retained to manage, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.

Our goal is to maximize the possible return to our stockholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our stockholders, and intend to continue distributions in order to maintain our REIT status.

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

Of our 288 properties, 177 were acquired in 2005 and 103 were acquired in 2004. Our results of operations show dramatic increases in both 2004 and 2005. We have further opportunities to grow and improve our performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of the opportunities to fulfill our acquisition strategy.

Of the 288 properties we had purchased as of December 31, 2005, 128 were located west of the Mississippi River, which is our primary area of interest.  These 128 properties equate to approximately 43% of our GLA and approximately 45% of our annualized base rental income as of December 31, 2005. The remaining 160 properties purchased were located east of the Mississippi River. We purchased these 160 properties because we had the opportunity to take advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the western United States. We expect this trend to continue into the foreseeable future. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease up period when calculating as if vacant fair values.  We consider various factors including geographic location and size of leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate."   This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards or SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the undiscounted cash flow valuation analysis performed by us is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon our judgment, no impairment has been warranted in any year of our operation.

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

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude that we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

whether the tenant or landlord retain legal title to the improvements;

the uniqueness of the improvements;

the expected economic life of the tenant improvements relative to the length of the lease; and

who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, we consider all of the above factors.  No one factor, however, necessarily determines our conclusion.

We recognize rental income on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable on the consolidated balance sheets.  We anticipate collecting these amounts over the terms of the leases as scheduled rent payments are made.

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

Staff Accounting Bulletin or SAB 101: Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with the SAB 101.

Marketable Securities and Other Investments

All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

To determine whether an impairment is other than temporary, we consider whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46: Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and that our variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both, then we will consolidate the entity.  Additionally, we consolidate entities (in the absence of other factors when determining control) when we own over 50% of the voting shares of another entity.

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Aggregate Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797,407	$127,017
March 31, 2004	11	2,116,978	$385,034
June 30, 2004	23	4,171,786	$733,215
September 30, 2004	26	5,676,705	$863,889
December 31, 2004	43	7,411,754	$1,310,149
March 31, 2005	24	3,339,057	$465,484
June 30, 2005	52	8,003,692	$1,570,753
September 30, 2005	55	7,001,158	$1,016,281
December 31, 2005	46	2,518,924	$540,586

Total	288	41,037,461	$7,012,408

The table above excludes other joint venture properties.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

	For the Year Ended December 31,
	2005	2004	Change
Revenues:
Rental income	$416,787	$106,425	$310,362
Tenant recovery income	93,420	23,155	70,265
Other property income	7,584	825	6,759
Expenses:
Property operating expenses	83,181	19,446	63,735
Real estate taxes	54,273	13,076	41,197
Depreciation and amortization	193,853	47,973	145,880
General and administrative expenses	10,813	4,857	5,956
Dividend income	7,561	-	7,561
Interest income	20,466	3,491	16,975
Other income	382	190	192
Interest expense	136,817	33,175	103,642

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income increased $310,362 and all additional property income increased $77,024.  The increase was due primarily to 290 properties (including the other joint venture properties) owned and operated for the year ended December 31, 2005 compared to 112 properties (including one other joint venture property) for the year ended December 31, 2004.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase was due primarily to 290 properties (including the other joint venture properties) owned and operated for the year ended December 31, 2005 compared to 112 properties (including one other joint venture property) for the year ended December 31, 2004. The events of hurricanes during 2005 in the southeastern parts of the United States have not materially affected the operations of our properties located within this region. Minor damage occurred at some properties, with the total cost of damages estimated to range from $100 to $150.

Depreciation and Amortization.  Depreciation expense increased $111,204 due to depreciation on 290 properties (including the other joint venture properties) compared to 112 properties (including one other joint venture property) owned during the years ended December 31, 2005 and 2004, respectively. The increase in amortization expense of $34,676 was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $516,000 and $250,000 and the amortization of loan and leasing fees of approximately $34,000 and $12,000 during the years ended December 31, 2005 and 2004, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $5,956 in general and administrative expenses resulted from dramatically increased services required as we grew our portfolio of investment properties and our investor base.

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $7,561 from December 31, 2004 to December 31, 2005 is due to the significant increase in funds that we invested in securities and other investments during 2005.  The balance of our investments in marketable securities and other investments rose from $1,287 at December 31, 2004 to $408,693 at December 31, 2005.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $16,975 was due a significant increase in the amount of cash that we had invested in short-term investments and notes receivable during 2005.

Other Income. Other income includes miscellaneous non-operating income earned by us.  The increase of $192 during 2005 resulted from increased miscellaneous fees and other income generated as our portfolio of properties and investor base grew.

Interest Expense. The increase was due to the financing on 269 properties (including the other joint venture properties) compared to 97 properties (including one other joint venture property) as of December 31, 2005 and 2004, respectively, as well as increasing interest rates throughout 2005.

Comparison of the Year Ended December 31, 2004 to the Period from March 5, 2003 (inception) through December 31, 2003

	For the Year ended December 31,	For the Period from March 5, 2003 (inception) through December 31,
	2004	2003	Change
Revenues:
Rental income	$106,425	$607	$105,818
Tenant recovery income	23,155	138	23,017
Other property income	825	-	825
Expenses:
Property operating expenses	19,446	47	19,399
Real estate taxes	13,076	96	12,980
Depreciation and amortization	47,973	217	47,756
General and administrative expenses	4,857	460	4,397
Interest income	3,491	38	3,453
Other income	190	-	190
Interest expense	33,175	136	33,039

Rental Income, Tenant Recovery Income and Other Property Income.  The increase of $129,660 in rental income and all additional property income was due to 112 properties (including one other joint venture property) owned and operated during the year ended December 31, 2004 compared to eight properties during the period from March 5, 2003 (inception) through December 31, 2003..

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses increased $32,379 due to 112 properties (including one other joint venture property) owned and operated during the year ended December 31, 2004 compared to eight properties during the period from March 5, 2003 (inception) through December 31, 2003.

Depreciation and Amortization.  Depreciation expense increased $36,009 due to depreciation on 112 properties (including one other joint venture property) compared to eight properties owned during the year ended December 31, 2004 and the period from March 5, 2003 through December 31, 2003, respectively. The increase in amortization expense of $11,747 was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $250,000 and $9,000 and the amortization of loan and leasing fees of approximately $12,000 and $1,000 during the year ended December 31, 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.

General and Administrative Expenses.  General and administrative expenses increased $4,397 as a result of increased services required as we grew our portfolio of investment properties and our investor base.

Interest Income.  The increase in interest income of $3,453 was due an increase in the amount of cash that we had invested in short-term investments and notes receivable during 2004.

Other Income.  The increase of $190 during 2004 resulted from increased miscellaneous fees and other income generated as our portfolio of properties and investor base grew.

Interest Expense.  Interest expense increased $33,039 and was due to the financing on 97 properties (including one other joint venture property) as of December 31, 2004 compared to two properties as of December 31, 2003 as well as funds drawn during the first quarter of 2004 on the line of credit.  Only two properties were financed as of December 31, 2003.

Same Store Portfolio Analysis

The following provides an analysis of our same store portfolio which includes the operations of the following eight properties which we owned for the full years ended December 31, 2005 and 2004:  Shops at Park Place, Darien Towne Center, Newnan Crossing I, CVS Pharmacy - Edmond, CVS Pharmacy - Norman, Pavilion at King's Grant, Stony Creek Marketplace and Shaw's Supermarket - New Britain (1):

	For the Year ended December 31,	For the Year ended December 31,
	2005	2004	Change	% Change
Revenues:
Rental income	$12,118	$11,554	$564	4.9%
Tenant recovery income	3,193	2,596	597	23.0%
Other property income	19	19	-	-
Expenses:
Property operating expenses	2,368	1,713	655	38.2%
Real estate taxes	1,776	1,729	47	2.7%

Net operating income - Same Store	11,186	10,727	459	4.3%

(1)

We acquired additional portions of the following properties through earnouts subsequent to the initial acquisition:

	Earnout	Additional	Acquisition
	Acquisition Price	GLA Acquired	Date
Stony Creek	$7,543	51,091	11/05

Newnan Crossing	$22,362	153,798	02/04
	$4,042	28,000	12/04

Rental Income, Tenant Recovery Income and Other Property Income.  Rental income consists of monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consists of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance.  The increases in rental income and tenant recoveries were primarily due to the additional space acquired throughout the two-year period (detailed in Note 1) and rental rate increases of some tenants per the terms of their leases.  Tenant recoveries increased by 23.0% from 2004, compared to a 20.4% overall increase in property operating expenses and real estate taxes.

Property Operating Expenses (Including Real Estate Taxes).  Property operating expenses consists of property management fees and property operating expenses, including real estate taxes, cost of owning and maintaining shopping centers, insurance and maintenance to the exterior buildings and the parking lots.  In addition to the earnout additions detailed in Note 1, these properties saw an increase in property operating expenses of 38.2% due to a number of other factors.  Primarily the increases were due to costs of maintaining or repairing centers in our second year of ownership, whereas such expenditures were not necessary in the first year.  Examples of these expenditures include repairing or repaving asphalt, repainting parking lot lines, additional landscaping, and higher than expected costs for snow removal.  Additionally, expenses paid for property management fees increased due to increased rental revenue from 2004 to 2005.  Finally, in 2005 the Company wrote off or accrued for uncollectible rents by $98 more than in 2004.

Liquidity and Capital Resources

General

Our principal demands for funds have been and will continue to be for property acquisitions, for the payment of operating expenses and distributions, and for the payment of interest on outstanding indebtedness. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock and financing proceeds. This will continue in the short term as we continue to deploy the remaining offering proceeds and receive financing proceeds. The timing between the receipt of capital and financing proceeds and our purchase of properties may result in a delay in the benefits to stockholders of returns generated from property operations.  Our business manager/advisor continues to evaluate potential additional property acquisitions and Inland Real Estate Acquisitions, Inc., one of the affiliates of our sponsor, engages in negotiations with sellers on our behalf.  After a purchase contract is executed which contains specific terms, the property will not be purchased until due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis, is successfully completed. In some instances, the proposed acquisition still requires the negotiation of final binding agreements, which may include financing documents.  During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than other investments, such as the acquisition of properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from our DRP, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, strategic joint venture arrangements, as well as undistributed funds from operations.  We anticipate that during the upcoming year we will (i) acquire additional existing multi-tenant shopping centers and single-user net lease properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from cash flows from operating activities, financings or other external capital resources available to us. We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Offering.  As of December 31, 2005, subscriptions for a total of 436,990,020 shares had been received from the public for both offerings, which include 20,000 shares issued to the business manager/advisor and 15,006,596 shares distributed pursuant to the DRP as of December 31, 2005.  As a result of such sales, we received a total of $4,362,456 of gross offering proceeds as of December 31, 2005. We concluded sales of shares under the public offerings in 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.  We are in the process of deploying the remaining proceeds from the offerings into investment properties.

Mortgage Debt.  Mortgage loans outstanding as of December 31, 2005 were $3,858,078 and had a weighted average interest rate of 4.83%.  Of this amount, $3,500,472 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.80% at December 31, 2005. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.71%.  The remaining $357,606 represented variable rate loans with a weighted average interest rate of 5.21% at December 31, 2005. As of December 31, 2005, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

During the period from January 1, 2006 through February 21, 2006 we obtained mortgage financing on properties that we purchased during 2005 and 2006 totaling $153,290 that require monthly payments of interest only and bear interest at fixed rates ranging from 4.44% to 5.69% per annum.

Line of Credit.  We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate. On October 27, 2005, we paid a fee to our lender to extend our line of credit for an additional year under the line of credit agreement's first extension option. The extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 2.40% to 4.39% during the quarter ended December 31, 2005.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2005 and 2004, we were in compliance with such covenants. There was no outstanding balance on the line as of December 31, 2005 or 2004.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may acquire shares under the DRP at a price equal to 95% of the  "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of December 31, 2005, we had issued 15,006,596 shares pursuant to the DRP for an aggregate amount of $142,562.

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

Shares purchased by us will not be available for resale.  As of December 31, 2005, 1,562,999 shares have been repurchased for a total of $14,488.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on our weighted average shares outstanding.  Operating cash flows are expected to increase as additional properties are added to our portfolio.

We believe that we should place mortgage debt on or leverage our properties at approximately 50-55% of their value.  We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties.  Accordingly, mortgage loans generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the year ended December 31, 2005, we closed on mortgage debt with a principal amount of $2,081,937 on our wholly-owned and consolidated joint venture properties.  In addition, we consolidated one new mortgage in the amount of $30,800 in connection with one of our other joint venture properties. All new loans, with the exception of two, represented fixed rate loans which bear interest rates between 4.30% and 7.48%. The variable rate loans bear interest at rates of 30-day LIBOR plus 76 basis points and LIBOR plus 155 basis points. We also paid off $35,742 of mortgage debt on four properties with variable interest rates ranging between 4.16% and 4.81% at the time of the payoff.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $9,068 as of December 31, 2005 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.69% for periods of 60 days on approximately $731,000 in principal of which approximately $448,000 has been allocated as of December 31, 2005.

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

The following table provides a reconciliation of cash flows provided by operations to cash available before distributions:

	2005	2004	2003
Cash flows provided by operations	$204,315	60,495	724

Cash flows from investing activities:
Payments under master leases	6,805	3,025	-

Cash flows from financing activities:
Principal amortization of debt	(1,416)	(175)	-
Advances from sponsor	(3,523)	-	1,203

Total cash available before distributions	206,181	63,345	1,927

In any year in which distributions to investors exceeded total cash available before distributions, we partially funded the distributions in that year with excess cash available from prior years or cash provided from financing activities.

Statement of Cash Flows Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Cash Flows From Operating Activities

Cash flows provided by operating activities were $204,315 and $60,495 for the years ended December 31, 2005 and 2004, respectively, which is due primarily to net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 290 properties (including the other joint venture properties) owned as of December 31, 2005, compared to 112 properties (including one other joint venture property) owned as of December 31, 2004.

Cash Flows From Investing Activities

Cash flows used in investing activities were $3,944,685 and $3,240,030, respectively, for the years ended December 31, 2005 and 2004.  Cash flows used in investing activities were primarily used for the acquisition of 177 wholly-owned and consolidated joint venture properties and one other joint venture property for $3,396,042, and 103 wholly-owned and consolidated joint venture properties and one other joint venture property for $3,201,247 during the years ended December 31, 2005 and 2004, respectively.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $3,797,993 and $3,356,378, respectively, for the years ended December 31, 2005 and 2004.  We generated proceeds from the sale of shares, net of offering costs paid and shares repurchased, of $1,950,417 and $1,774,231 for the years ended December 31, 2005 and 2004, respectively. We also generated $2,043,836 and $1,653,523 from the issuance of new mortgages secured by our investment properties. During the year ended December 31, 2005, we also generated $81,498 through the purchase of securities on margin. During the years ended December 31, 2005 and 2004, we generated $90,000 and $165,000 from funding on the line of credit, and $90,000 and $170,000 was paid off on the line of credit, respectively. We paid $26,404 and $16,613 for loan fees and $211,327 and

$54,542 in distributions to our stockholders for the years ended December 31, 2005 and 2004, respectively.  The sponsor advanced us amounts to pay a portion of the 2004 distributions until funds available for distribution were sufficient to cover distributions. We repaid $3,523, representing the full amount of that advance during the year ended December 31, 2005.

Statement of Cash Flows Comparison of Year Ended December 31, 2004 to the Period from March 5, 2003 (inception) through December 31, 2003

Cash Flows From Operating Activities

Cash flows provided by operating activities were $60,495 for the year ended December 31, 2004 and $724 for the period from March 5, 2003 (inception) to December 31, 2003.  The increase in net cash provided by operating activities was due primarily to the additional rental revenues and income generated from the operations of 112 properties (including one other joint venture property) owned during the year ended December 31, 2004, compared to eight properties owned during the period from March 5, 2003 (inception) to December 31, 2003.

Cash Flows From Investing Activities

Cash flows used in investing activities were $3,240,030 for the year ended December 31, 2004 and $133,425 for the period from March 5, 2003 (inception) to December 31, 2003.  The cash flows used in investing activities were primarily used for the acquisition of 104 properties (including one other joint venture property) and eight properties for $3,201,247 and $127,196 during the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $3,356,378 for the year ended December 31, 2004 and $197,082 for the period from March 5, 2003 (inception) to December 31, 2003.  We generated proceeds from the sale of shares, net of offering costs paid and shares repurchased, of approximately $1,774,231 and $166,552, respectively. We generated  $1,653,523 and $29,627 from the issuance of new mortgages secured by our investment properties. We generated $165,000 and $5,000 from funding on the line of credit, the full amount of which was paid off in 2004.  We paid $16,613 and $4,023 for loan fees and approximately $54,542 and $358 in distributions to our stockholders.

As of February 21, 2006, we had approximately $275,000 available for investment in additional properties.  As of February 21, 2006 we are considering the acquisition of approximately $428,000 in properties.  We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings and funds remaining from the public offerings, we believe that we will have sufficient resources to acquire these properties and future acquisition opportunities which may arise.

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

Effects of Transactions with Related and Certain Other Parties

Our business manager/advisor contributed $200 to our capital for which it received 20,000 shares of common stock.

Services Provided by Affiliates of the Business Manager/Advisor.  As of December 31, 2005 and 2004, we had incurred $457,007 and $234,014 of offering costs for both the initial public offering and the second offering, of which $444,566 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15%

of gross offering proceeds.  As of December 31, 2005 and 2004, offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to the offerings.  In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, the marketing contribution and due diligence expense allowance from us in connection with the offering.  Such costs were offset against the stockholders' equity accounts. Such costs totaled $444,566 and $175,509, of which $177 and $2,880 remained unpaid at December 31, 2005 and 2004.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to our administration and the acquisition of properties. During the years ended December 31, 2005 and 2004 and the period from March 5, 2003 through December 31, 2003, we incurred $4,528, $1,543 and $194 of these costs, respectively. Of these costs, $1,120 and $957 remained unpaid as of December 31, 2005 and 2004.

An affiliate of our Business Manager/Advisor provides investment advisory services related to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the amounts of assets that we had invested at December 31, 2005, this fee was equal to .75% of the aggregate assets invested. We incurred fees totaling $536 for the year ended December 31, 2005. $100 of this amount remained unpaid at December 31, 2005. No such fees were incurred during the year ended December 31, 2004 or the period from March 5, 2003 (inception) through December 31, 2003.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars.  Such fees totaled $534 and $141 for the years ended December 31, 2005 and 2004, respectively, and $1 for the period from March 5, 2003 (inception) to December 31, 2003. $42 remained unpaid as of December 31, 2005. None remained unpaid as of December 31, 2004.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtained on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the years ended December 31, 2005 and 2004, we paid loan fees totaling $5,049 and $3,475, respectively, to this affiliate. No amounts remained unpaid as of December 31, 2005 or 2004.

We may pay an advisor asset management fee of not more than 1% of our average invested assets to our business manager/advisor. Our average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $54,933, $14,971 and $152 were allowed for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.  Our business manager/advisor has agreed to forego any fees allowed but not taken during those periods.  For any year in which we qualify as a REIT, our advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders. For the year ended December 31, 2005, we accrued fees totaling $20,925, $3,000 of which remained unpaid as of December 31, 2005.  For the year ended December 31, 2004 and the period from March 5, 2003 (inception) to December 31, 2003, we neither paid nor accrued such fees because our business manager/advisor agreed to forego any fees for those time periods.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $20,686, $5,382 and $17, for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.  None remained unpaid as of December 31, 2005 or 2004.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 276,628, 605,060 and 59,497 shares of common stock to affiliates and recognized an expense related to these discounts of $219, $427 and $62 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.

As of December 31, 2005 and 2004, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $3,493 and $654, respectively.

During the fourth quarter of 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc. referred to as MB REIT.  Under this agreement, we may purchase up to 920,000 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc., (an affiliate) referred to as Inland American REIT, does not satisfy their obligations under their agreement with MB REIT, we may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to us with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006.  The series C preferred shares entitles us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  As of December 31, 2005, we had purchased 175,551 series C preferred shares for a total amount of $224,003.  Due to the lack of influence that we have over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. We earned $2,108 of dividends on this investment during the year ended December 31, 2005, all of which remained unpaid as of that date.

We entered into a fee arrangement with Inland American REIT whereby we are paid for guarantying customary non- recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 for loans less than $50,000.

On September 28, 2005, an affiliate of ours purchased a single-user net lease property in Pearland, Texas subject to an existing mortgage which we had previously funded on the property in the amount of $7,391.  In addition, on that date, we funded an additional amount of $1,346 on the loan to the affiliate, bringing the total amount funded by us to $8,737.  The total loan amount represented 100% of the purchase price of the property plus accrued interest on the previous loan balance.  The entity which owns the property was considered a variable interest entity and we were considered the primary beneficiary as defined in FIN 46 (R).  Therefore, this entity was consolidated by us until December 28, 2005, at which time the loan was paid off in full including accrued interest.

On October 7, 2005, an affiliate of ours acquired a freestanding office building leased to the General Services Administration (GSA) for the U.S. Joint Force Command.  We provided the initial financing of approximately $24,300 for the affiliate to acquire the property.  The loan was repaid in full including accrued interest on December 6, 2005.

During 2004, our sponsor advanced us amounts to pay a portion of distributions to our stockholders until funds available for distribution were sufficient to cover the distributions.  Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due. As of December 31, 2004, we owed funds to our sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during 2005 and no funds were due to our sponsor as of December 31, 2005. No funds were advanced during 2005.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2005.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt
Fixed rate	$6,576,851	169,644	448,823	2,526,595	3,431,789
Variable rate	478,696	101,547	249,207	127,942	-

Ground lease payments	$477,170	4,884	10,045	10,447	451,794

The table includes interest payments to which we are contractually obligated under long term debt agreements.

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2024 to 2096.  The property attached to the land will revert back to the lessor at the end of the lease.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $176,896 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into two mortgage note agreements, two construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $167,199. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2005 was $100,687.  Therefore, we may be required to fund up to an additional $66,512 on these loans.

As part of our subscription agreement with MB REIT, we may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of December 31, 2005, we had purchased series C preferred shares totaling $224,003.  Therefore, we may be required to purchase up to $75,997 in additional shares.

As of December 31, 2005, we had 10 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2005 is $52,030.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $9,068 as of December 31, 2005 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.69% for periods of 60 days on approximately $731,000 in principal of which $448,000 has been allocated as of December 31, 2005.

We are currently considering acquiring 20 properties for an estimated aggregate purchase price of $428,000.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

We issued 2,697,234 shares of common stock pursuant to the DRP and repurchased 238,246 shares of common stock through the SRP from January 1 through February 21, 2006, resulting in a total of 437,886,009 shares of common stock outstanding at February 21, 2006.

We paid distributions of $23,767 and $23,383 to our stockholders in January and February 2006, respectively.

We acquired the following five properties during the period January 1 to February 21, 2006.  The respective acquisitions are summarized in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

01/05/06	Northwood Crossings Tuscaloosa, AL	1978/ 2003	18,015	148,749	Publix Home Accents Office Depot

01/09/06	Traveler's Insurance Building Knoxville, TN	2005	8,390	50,759	Traveler's Insurance

02/02/06	Crockett Square Morristown, TN	2005	10,567	107,122	Hobby Lobby Ross Dress For Less Dollar Tree Pier 1 Imports

02/10/06	Centre at Laurel Laurel, MD	2005	29,395	116,602	Super Valu PETsMART

02/16/06	Greenwich Center (1) Phillipsburg, NJ	2005	20,637	106,115	Circuit City Linens N Things Michaels Staples

(1)  Property was purchased as part of a joint venture arrangement in which the seller retained an interest of approximately 6.5% of the purchase price.

The mortgage debt obtained during the period January 1 to February 21, 2006 is detailed in the table below.

Date		Annual Interest	Maturity	Principal Borrowed
Funded	Mortgage Payable	Rate	Date	($)

01/04/06	Royal Oaks II Houston, TX	4.79%	01/11/13	8,550

01/10/06	PETsMART Distribution Center Ottawa, IL	4.64%	02/01/11	23,731

01/11/06	Red Bug Village Winter Springs, FL	5.69%	01/01/11	4,539

01/13/06	Ridge Tool Distribution Facility Cambridge, OH	4.64%	02/01/11	4,543

01/17/06	Raytheon Building State College, PA	4.83%	02/01/11	11,841

01/18/06	Hartford Insurance Building Maple Grove, MN	4.83%	02/01/11	9,614

Date		Annual Interest	Maturity	Principal Borrowed
Funded	Mortgage Payable	Rate	Date	($)

01/19/06	Traveler's Insurance Building Knoxville, TN	4.70%	02/11/31	4,865

01/19/06	Southwest Crossing Fort Worth, TX	5.05%	02/01/11	14,691

01/23/06	Carrier Towne Crossing Grand Prairie, TX	4.91%	02/01/11	10,992

01/26/06	Target South Center Austin, TX	5.05%	02/01/11	7,257

01/31/06	Shoppes at Prominence Point Outlot A Canton, GA	4.95%	02/01/11	1,463

01/31/06	CVS Pharmacy Cave Creek, AZ	5.05%	02/01/11	3,668

02/10/06	Mountain View Kalispell, MT	4.44%	02/11/11	9,645

02/10/06	Centre at Laurel Laurel, MD	4.85%	03/01/13	27,200

02/10/06	Northwood Crossings Tuscaloosa, AL	5.17%	02/11/11	10,691

We are obligated under earnout agreements to pay for certain tenant space in our existing properties after the tenant moves into its space and begins paying rent.  During the period from January 1 to February 21, 2006, we funded earnouts totaling $15,688 at 10 of our existing properties.

During the period from January 1 to February 21, 2006, we funded a total of $6,163 on outstanding construction loans.

We invested $20,696 in marketable securities during the period from January 1 to February, 21, 2006.

We purchased 31,348 shares of MB REIT series C preferred shares for $40,000 during the period from January 1 to February 21, 2006.

Impact of Recent Accounting Principles

In December 2004, the FASB issued SFAS No. 153: Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

Emerging Issues Task Force or EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We have not and do not expect that we will be required to consolidate any of our current unconsolidated investments nor will this EITF Issue have a material effect on our consolidated financial statements.

In June 2005, the FASB issued EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments tht do not meet the Quantitative Thresholds.  The EITF provides clarification regarding SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information.  The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131.  This should be applied for fiscal years ending after September 15, 2005.  The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so.  Early application of the consensus is permitted.  The adoption of this consensus did not have a significant impact on our segment disclosure.

In March 2005, the FASB issued FASB Interpretation or FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and (or) method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on our consolidated financial statements.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2005, we owned 125 single-user net lease properties.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $9,068 as of December 31, 2005 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.69% for periods of 60 days on approximately $731,000 in principal of which $448,000 has been allocated as of December 31, 2005.

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

The fair value of our debt approximates its carrying amount as of December 31, 2005.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt
Fixed rate debt	1,995	59,000	58,709	961,130	1,335,976	1,084,247
Variable rate debt	82,182	232,408	-	125,198	-	-

Average interest rate on debt:
Fixed rate debt	5.84%	4.52%	4.74%	4.71%	4.73%	4.97%
Variable rate debt	4.83%	5.13%	-	5.36%	-	-

We had $439,788 of variable rate debt with an average interest rate of 5.14% as of December 31, 2005.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2005, interest expense increases by approximately $4,398 on an annual basis.

The table incorporates only those interest rate exposures that exist as of December 31, 2005.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Index

Page

Reports of Independent Registered Public Accounting Firm	42

Financial Statements:

Consolidated Balance Sheets at December 31, 2005 and 2004	44

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003	46

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003	47

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003	49

Notes to Consolidated Financial Statements	52

Real Estate and Accumulated Depreciation (Schedule III)	72

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) to December 31, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) to December 31, 2003, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

February 27, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inland Western Retail Real Estate Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004 and the period from March 3, 2003 (inception) to December 31, 2003 and related financial statement schedule, and our report dated February 27, 2006 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedule.

KPMG LLP

Chicago, Illinois

February 27, 2006

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(Dollar amounts in thousands)

Assets

	December 31,	December 31,
	2005	2004
Investment properties:
Land	$1,327,636	$575,032
Building and other improvements	5,319,922	2,654,585
Construction in progress	1,396	-

	6,648,954	3,229,617
Less accumulated depreciation	(183,643)	(36,290)

Net investment properties	6,465,311	3,193,327

Cash and cash equivalents (including cash held by management company of $20,806 and $8,574 as of December 31, 2005 and 2004, respectively)	298,847	241,224
Restricted cash (Note 2)	43,306	65,923
Restricted escrows (Note 2)	25,285	17,105
Investment in marketable securities (Note 4)	184,690	1,287
Investment in unconsolidated joint ventures (Note 10)	80,138	75,261
Other investments (Note 3)	224,003	-
Accounts and rents receivable (net of allowance of $2,468 and $346 as of December 31, 2005 and 2004, respectively)	78,362	19,962
Due from affiliates (Note 3)	5,601	654
Notes receivable (Note 7)	100,687	31,772
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $48,571 and $9,976 as of December 31, 2005 and 2004, respectively)	467,763	240,116
Acquired above market lease intangibles (net of accumulated amortization of $10,090 and $3,124 as of December 31, 2005 and 2004, respectively)	55,633	40,774
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $4,664 and $755 as of December 31, 2005 and 2004, respectively)	42,197	19,472
Other assets	14,110	8,939

Total assets	$8,085,933	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(Dollar amounts in thousands)

Liabilities and Stockholders’ Equity

	December 31,	December 31,
	2005	2004
Liabilities:
Mortgages and notes payable (Note 8)	$3,941,011	$1,783,114
Accounts payable	5,617	1,692
Accrued offering costs due to affiliates (Note 3)	177	2,880
Accrued interest payable	13,961	4,306
Tenants improvements payable	2,638	5,096
Accrued real estate taxes	15,731	4,254
Distributions payable	23,767	11,378
Security deposits	5,919	3,679
Prepaid rental income and other liabilities	18,128	7,765
Other financings (Note 1)	81,996	-
Advances from sponsor (Note 3)	-	3,523
Acquired below market lease intangibles (net of accumulated amortization of $17,080 and $4,718 as of December 31, 2005 and 2004, respectively)	147,819	85,986
Restricted cash liability (Note 2)	43,306	65,923
Due to affiliates (Note 3)	4,220	957

Total liabilities	4,304,290	1,980,553

Minority interests	123,964	89,537

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 435,427,021 and 217,457,528 shares issued and outstanding as of December 31, 2005 and 2004, respectively	435	217
Additional paid in capital (net of offering costs of $457,007 and $234,014 as of December 31, 2005 and 2004, respectively, of which $444,566 and $175,509 was paid or accrued to affiliates as of December 31, 2005 and 2004, respectively)	3,891,624	1,940,018
Accumulated distributions in excess of net income	(233,217)	(54,750)
Accumulated other comprehensive income (loss)	(1,163)	241

Total stockholders' equity	3,657,679	1,885,726

Commitments and contingencies (Note 13)
Total liabilities and stockholders' equity	$8,085,933	$3,955,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations
(Dollar amounts in thousands, except per share amounts)

	Year ended	Year ended	Period from March 5, 2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Revenues:
Rental income	$416,787	$106,425	$607
Tenant recovery income	93,420	23,155	138
Other property income	7,584	825	-

Total revenues	517,791	130,405	745

Expenses:
Property operating expenses to affiliates	20,686	5,382	16
Property operating expenses to non- affiliates	62,495	14,064	31
Real estate taxes	54,273	13,076	96
Depreciation and amortization	193,853	47,973	217
General and administrative expenses to affiliates	3,734	1,852	177
General and administrative expenses to non- affiliates	7,079	3,005	283
Advisor asset management fee	20,925	-	-

Total expenses	363,045	85,352	820

Operating income (loss)	$154,746	$45,053	$(75)

Dividend income	7,561	-	-
Interest income	20,466	3,491	38
Other income	382	190	-
Interest expense	(136,817)	(33,175)	(136)
Realized gain (loss) on securities	1	(3,667)	-
Minority interests	1,350	398	-
Equity in earnings (losses) of unconsolidated entities	(2,440)	(589)	-

Net income (loss)	$45,249	$11,701	$(173)

Other comprehensive income:
Unrealized gain (loss) on investment securities	(1,404)	241	-

Comprehensive income (loss)	$43,845	$11,942	$(173)

Net income(loss) per common share, basic and diluted	$.13	$.12	$(.07)

Weighted average number of common shares outstanding, basic and diluted	350,643,532	98,562,885	2,520,986

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2005 and 2004 and for the period from March 5, 2003 (inception) through December 31, 2003

(Dollar amounts in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total
Balance at March 5, 2003 (inception)	-	$-	$-	$-	$-	$-

Net loss	-	-	-	(173)	-	(173)
Distributions declared (.15 per weighted average number of common shares outstanding)	-	-	-	(1,286)	-	(1,286)
Proceeds from offering	18,718,092	19	187,066	-	-	187,085
Offering costs	-	-	(22,145)	-	-	(22,145)
Proceeds from distribution reinvestment program	19,049	-	181	-	-	181
Issuance of stock options and discounts on shares issued to affiliates	-	-	67	-	-	67

Balance at December 31, 2003	18,737,141	$19	$165,169	$(1,459)	$-	$163,729

Net income	-	-	-	11,701	-	11,701
Unrealized gain on investment securities	-	-	-	-	241	241
Distributions declared (.66 per weighted number of common shares outstanding)	-	-	-	(64,992)	-	(64,992)
Proceeds from offering	195,670,783	195	1,955,517	-	-	1,955,712
Offering costs	-	-	(211,869)	-	-	(211,869)
Proceeds from distribution reinvestment program	3,059,954	3	29,067	-	-	29,070
Shares repurchased	(10,350)	-	(193)	-	-	(193)
Shares obligated to be repurchased as of December 31, 2004	-	-	(472)	-	-	(472)
Contribution from sponsor advances	-	-	2,369	-	-	2,369
Issuance of stock options and discounts on shares issued to affiliates	-	-	430	-	-	430

Balance at December 31, 2004	217,457,528	$217	$1,940,018	$(54,750)	$241	$1,885,726

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity
(continued)

For the years ended December 31, 2005 and 2004 and for the period from March 5, 2003 (inception) through December 31, 2003

(Dollar amounts in thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2004	217,457,528	$217	$1,940,018	$(54,750)	$241	$1,885,726

Net income	-	-	-	45,249	-	45,249
Unrealized loss on investment securities	-	-	-	-	(1,404)	(1,404)
Distributions declared (.64 per weighted number of common shares outstanding)	-	-	-	(223,716)	-	(223,716)
Proceeds from offering	207,594,549	208	2,076,888	-	-	2,077,096
Offering costs	-	-	(222,993)	-	-	(222,993)
Proceeds from distribution reinvestment program	11,927,593	12	113,300	-	-	113,312
Shares repurchased	(1,552,649)	(2)	(14,293)	-	-	(14,295)
Shares obligated to be repurchased as of December 31, 2005	-	-	(1,580)	-	-	(1,580)
Issuance of stock options and discounts on shares issued to affiliates	-	-	284	-	-	284

Balance at December 31, 2005	435,427,021	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(Dollar amounts in thousands)

	Year Ended	Year Ended	Period from March 5, 2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Cash flows from operations:
Net income (loss)	$45,249	$11,701	$(173)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	147,353	36,149	140
Amortization	46,500	11,824	77
Amortization of acquired above market leases	7,219	3,119	5
Amortization of acquired below market leases	(12,714)	(4,703)	(15)
Straight line rental income	(15,928)	(3,886)	-
Straight line ground lease expense	3,140	919	-
Minority interests	(1,350)	(398)	-
Loss from investments in unconsolidated entities	2,440	589	-
Issuance of stock options and discount on shares issued to affiliates	284	430	5
Realized (gain) loss on sale of securities	(1)	3,667	-
Write-off of bad debt	451	-	-
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $2,122 and $346 for December 31, 2005 and 2004, respectively	(42,923)	(14,928)	(1,148)
Other assets	(6,307)	(3,276)	-
Due from affiliates	(5,601)	-	-
Accounts payable	3,925	1,542	307
Accrued interest payable	9,655	4,306	-
Accrued real estate taxes	11,768	3,674	1,241
Security deposits	2,249	3,571	108
Prepaid rental income and other liabilities	5,643	6,195	177
Due to affiliates	3,263	-	-
Net cash flows provided by operating activities	204,315	60,495	724

Cash flows from investing activities:
Purchase of marketable securities	(184,806)	(4,713)	-
Purchase of other investments	(224,003)	-	-
Restricted escrows	(8,180)	(17,105)	-
Purchase of investment properties	(3,178,738)	(3,002,437)	(122,720)
Acquired in-place lease intangibles and customer relationship value	(269,773)	(241,286)	(8,806)
Acquired above market leases	(22,078)	(42,303)	(1,596)
Acquired below market leases	74,547	84,779	5,926
Investment in development projects	(1,387)	-	-
Interest capitalized for real estate under development	(9)	(85)	-
Contributions from minority interests - consolidated joint ventures	68,409	95,568	-
Distributions to minority interests - consolidated joint ventures	(30,387)	(5,251)	-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year Ended	Year Ended	Period from March 5, 2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Investment in unconsolidated joint ventures	(9,562)	(76,232)	-
Payments under master leases	6,805	3,025	-
Payment of leasing fees	(695)	(761)	-
Tenant improvements payable	(2,458)	4,570	-
Other assets	1,136	(4,482)	(831)
Funding of notes receivable	(195,232)	(31,772)	(7,552)
Payoff of notes receivable	31,726	-	-
Due to affiliates	-	(1,545)	2,154

Net cash flows used in investing activities	(3,944,685)	(3,240,030)	(133,425)

Cash flows from financing activities:
Proceeds from offerings	2,077,096	1,955,712	187,146
Proceeds from the distribution reinvestment program	113,312	29,070	181
Shares repurchased	(14,295)	(193)	-
Payment of offering costs	(225,696)	(210,358)	(20,775)
Proceeds from margin securities debt	81,498	-	-
Proceeds from mortgage debt and notes payable	2,043,836	1,653,523	29,627
Principal payments on mortgage debt	(1,416)	(175)	-
Lump-sum payoffs of mortgage debt	(35,742)	-	-
Proceeds from unsecured line of credit	90,000	165,000	5,000
Payoff of unsecured line of credit	(90,000)	(170,000)	-
Payment of loan fees and deposits	(26,404)	(16,613)	(4,023)
Distributions paid	(211,327)	(54,542)	(358)
Due from affiliates	654	2,585	(919)
Advances from sponsor	(3,523)	-	1,203
Contribution from sponsor advances	-	2,369	-
Net cash flows provided by financing activities	3,797,993	3,356,378	197,082

Net increase in cash and cash equivalents	57,623	176,843	64,381
Cash and cash equivalents, at beginning of period	241,224	64,381	-
Cash and cash equivalents, at end of period	$298,847	$241,224	$64,381

Supplemental disclosure of cash flow information:
Cash paid for interest, net of interest capitalized	$127,171	$28,869	$136

Consolidation of previously unconsolidated entities	$2,245	$-	$-
Consolidation of previously unconsolidated entities - minority interest	(2,245)	-	-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

(continued)

(Dollar amounts in thousands)

	Year Ended	Year Ended	Period from March 5, 2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003

Restricted cash	$22,617	$(65,923)	$-
Restricted cash liability	(22,617)	65,923	-

Due from sponsor	$-	$(654)	$-
Due to sponsor	-	654	-

Share repurchase program	$(1,580)	$(472)	$-
Share repurchase program liability	1,580	472	-

Supplement schedule of non-cash investing and financing activities:

Purchase of investment properties	$(3,424,746)	$(3,113,038)	$(121,868)
Assumption of mortgage debt	69,721	100,139	-
Other financings	81,996	-	-
Non-cash purchase price adjustments	(300)	2,389	(852)
Write-off of acquisition reserve	-	521	-
Conversion of mortgage receivable to investment property	94,591	7,552	-
	$(3,178,738)	$(3,002,437)	$(122,720)

Distributions payable	$23,767	$11,378	$928

Accrued offering costs payable	$177	$2,880	$1,369

Write-off of in-place lease intangibles	$3,531	$-	$-

Write-off of above market lease intangibles	$253	$-	$-

Write-off of below market lease intangibles	$352	$-	$-

Write-off of loan fees	$465	$1,170	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Dollar amounts in thousands, except per share amounts)

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

The Company, through two public offerings, on a best efforts basis, sold a total of 421,983,424 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of December 31, 2005, the Company had issued 15,006,596 shares through its distribution reinvestment program ("DRP") at $9.50 per share for $142,563 and had repurchased a total of 1,562,999 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $9.50 per share for an aggregate cost of $14,488.  As a result, the Company has realized total net offering proceeds, before offering costs of $4,347,968 as of December 31, 2005.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxable on its net income at regular corporate rates. The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s consolidated financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs").  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries that it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own the following properties: Gateway Village, Boulevard at the Capital Centre, Towson Circle, Reisterstown Road Plaza, Tollgate Marketplace, Chantilly Crossing, Gloucester Town Center, Home Depot Center, Home Depot Plaza, Century III Plaza, Southlake Town Square - Building 3C, Crown Theater, Wilton Square, Mid-Hudson Center, Lowe's/Bed, Bath & Beyond Plaza, Stop N Shop - Beekman, Market at Polaris and Rave Theater - Houston. These entities are considered variable interest entities as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company. All of the LLC or LP agreements contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within other financings in the accompanying consolidated

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

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

Certain reclassifications have been made to the 2004 and 2003 financial statements to conform to the 2005 presentation.

(2)  Summary of Significant Accounting Policies

Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

whether the tenant or landlord retain legal title to the improvements;

the uniqueness of the improvements;

the expected economic life of the tenant improvements relative to the length of the lease; and

who constructs or directs the construction of the improvements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily determines our conclusion.

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying consolidated balance sheets.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Staff Accounting Bulletin ("SAB") 101: Revenue Recognition in Financial Statements, determined that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with the SAB 101.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of the Company's properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met. These amounts are recorded as restricted cash and restricted cash liabilities on the consolidated balance sheets.

Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation ("FDIC") insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

Marketable Securities and Other Investments:  All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

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

Real Estate: Real estate acquisitions are recorded at costs less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as if vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $41,877, $9,924 and $52 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $249 for the year ended December 31, 2005. No amortization expense was incurred related to customer relationship value for the year ended December 31, 2004 or the period from March 5, 2003 (inception) through December 31, 2003.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs are amortized on a straight line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $7,219, $3,119 and $5 was applied as a reduction to rental income for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively. Amortization pertaining to the below market lease costs of $12,714, $4,703 and $15 was applied as an increase to rental income for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and the below market lease costs for properties owned at December 31, 2005.

Amortization of:	2006	2007	2008	2009	2010	Thereafter

Acquired above market lease costs	$(7,745)	(6,925)	(6,619)	(6,043)	(5,562)	(22,739)

Acquired below market lease costs	13,379	12,293	11,099	10,117	9,036	91,895

Net rental income increase	$5,634	5,368	4,480	4,074	3,474	69,156

Acquired in-place lease intangibles	$50,432	50,307	50,008	48,589	45,476	220,606

Customer relationship value	$260	260	260	260	260	1,045

Depreciation expense is computed using the straight line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees are amortized on a straight line basis over the life of the related lease as a component of depreciation and amortization expense.

Loan fees are amortized on a straight-line basis over the life of the related loans.

Differences between the carrying amounts of investments in unconsolidated joint ventures and the Company's equity in the underlying assets are depreciated on a straight-line basis over the useful lives of the joint venture assets to which such differences are allocated.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the undiscounted cash flow valuation analysis performed by the Company is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of December 31, 2005 or 2004.

Partially-Owned Entities:   If the Company determines that it is an owner in a variable interest entity within the meaning of FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised and that its variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both, then it will consolidate the entity.  Additionally, the Company consolidates entities (in the absence of other factors when determining control) when it owns over 50% of the voting shares of another entity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired pursuant to SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectibility of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income, thereafter. No notes receivable were impaired as of December 31, 2005 or 2004.

Allowance for Doubtful Accounts: The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Rental Expense:  Rental expense associated with land that the Company leases under non-cancelable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and cash rent paid under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of prepaid rental income and other liabilities in the accompanying consolidated balance sheets.

Restricted Escrows: Restricted escrows primarily consist of lenders' escrows and funds restricted through joint venture arrangements.

Stock Options: The Company applies the fair value method of accounting as prescribed by SFAS No. 123: Accounting for Stock-Based Compensation for its stock options granted.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

Fair Value of Debt: The carrying amount of the Company's debt approximates fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153: Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured on the fair value of assets exchanged. It eliminates the exceptions for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company has not and does not expect that it will be required to consolidate any of its current unconsolidated investments nor will this EITF Issue have a material effect on its consolidated financial statements.

In June 2005, the FASB issued EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that do not meet the Quantitative Thresholds.  The EITF provides clarification regarding SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information.  The consensus states that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles provided in SFAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in SFAS No. 131.  This should be applied for fiscal years ending after September 15, 2005.  The corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so.  Early application of the consensus is permitted.  The adoption of this consensus did not have a significant impact on the Company's segment disclosure.

In March 2005, the FASB issued FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and (or) method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on the consolidated financial statements.

(3)  Transactions with Affiliates

The Business Manager/Advisor contributed $200 to the capital of the Company for which it received 20,000 shares of common stock.

As of December 31, 2005 and 2004, the Company had incurred $457,007 and $234,014 of offering costs for both the initial public offering and second offering, of which $444,566 and $175,509, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor has guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of December 31, 2005 and 2004, offering costs did not exceed the 5.5% and 15% limitations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, the marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,566 and $175,509, of which $177 and $2,880 remained unpaid at December 31, 2005 and December 31, 2004, respectively, and are included in accrued offering costs due to affiliates on the accompanying consolidated balance sheets.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. For the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, the Company incurred $4,528, $1,543 and $194 of these costs, respectively.  Of these costs, $1,120 and $957 remained unpaid as of December 31, 2005 and December 31, 2004, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at December 31, 2005, the fee was equal to .75% of aggregate assets invested. The Company incurred fees totaling $536 for the year ended December 31, 2005. Such fees are included in general and administrative expenses to affiliates. $100 remained unpaid at December 31, 2005 and is included in due to affiliates on the consolidated balance sheet. No such fees were incurred during the year ended December 31, 2004 or the period from March 5, 2003 (inception) through December 31, 2003.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1 billion in mortgage balance outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, if the number of loans exceeds 100, a monthly fee will be charged in the amount of 190 dollars per month, per loan being serviced. If the amount of loans being serviced are less than 100, then the amount per month, per loan increases to 225 dollars. Such fees totaled $534, $141 and $1 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) to December 31, 2003, respectively. $42 remained unpaid as of December 31, 2005 and is included in due to affiliates on the accompanying consolidated balance sheets.  None remained unpaid as of December 31, 2004.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term.  For the years ended December 31, 2005 and 2004, the Company paid loan fees totaling $5,049 and $3,475 to this affiliate, respectively.  No amounts remained unpaid as of December 31, 2005 or 2004.

The Company may pay an advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $54,933, $14,971 and $152 were allowed for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.  The business Manager/Advisor has agreed to forego any fees allowed but not taken during those periods. For any year in which the Company qualifies as a REIT, the advisor must reimburse the Company for the following

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders. The Company accrued fees to its Business Manager/Advisor totaling $20,925 for the year ended December 31, 2005. $3,000 remained unpaid as of December 31, 2005 and is included in due to affiliates on the consolidated balance sheets.  The Business Manager/Advisor agreed to forego any additional fees for 2005. The Company neither paid nor accrued such fees for the year ended December 31, 2004 and the period from March 5, 2003 (inception) through December 31, 2003 because the Business Manager/Advisor agreed to forego such fees.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $20,686, $5,382 and $17 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003.  None remained unpaid as of December 31, 2005 or 2004.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 276,628, 605,060 and 59,497 shares of common stock to affiliates and recognized an expense related to these discounts of $219, $427 and $62 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) to December 31, 2003.

As of December 31, 2005 and December 31, 2004, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $3,493 and $654, respectively.

During the fourth quarter of 2005,, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, the Company may purchase up to 920,000 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc., (an affiliate) ("Inland American REIT"), does not satisfy their obligations under their agreement with MB REIT, the Company may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to the Company with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006.  The series C preferred shares entitles the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  As of December 31, 2005, the company had purchased 175,551 series C preferred shares for a total amount of $224,003.  Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. The Company earned $2,108 in dividend income related to this investment during the year ended December 31, 2005, which is included in dividend income on the consolidated statement of operations.  This full amount remained unpaid as of December 31, 2005 and is included in due from affiliates on the consolidated balance sheet.

The Company has entered into a fee arrangement with Inland American REIT whereby the Company is paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 for loans less than $50,000.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

On September 28, 2005, an affiliate of the Company purchased a single-user net lease property in Pearland, Texas subject to an existing mortgage which the company had previously funded on the property in the amount of $7,391. In addition, on that date, the Company funded an additional mount of $1,346 on the loan to the affiliate, bringing the total amount funded by the Company to $8,737. The total loan amount represented 100% of the purchase price of the property plus accrued interest on the previous loan balance. The entity which owns the property was considered a variable interest entity as defined in FIN 46(R) and the Company was considered the primary beneficiary. Therefore, this entity was consolidated by the Company until December 28, 20065, at which time the loan was paid off in full including accrued interest.

On October 7, 2005, an affiliate of the Company acquired a freestanding office building leased to the General Services Administration (GSA) for the U.S. Joint Force Command.  The Company provided the initial financing of approximately $24,300 for the affiliate to acquire the property.  The loan was repaid in full including accrued interest on December 6, 2005.

During 2004, the Company's sponsor advanced funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions were sufficient to cover the distributions.  The Company's sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying consolidated financial statements. As of December 31, 2004, the Company owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during 2005 and no funds were due to the Company's sponsor as of December 31, 2005. No funds were advanced during 2005.

 (4)  Marketable Securities

Investment in marketable securities of $184,690 and $1,287 at December 31, 2005 and 2004, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on December 31, 2005, the Company had accumulated other comprehensive losses of $1,163. As of December 31, 2004, the Company had accumulated other comprehensive gains of $241.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the year ended December 31, 2005, the Company realized gains of $1 on the sale of securities. During the year ended December 31, 2004, the Company realized losses of $3,667 on the sale of securities. No gains or losses were realized related to the sale of securities during 2003.  The realized losses in 2004 relate to the sale of treasury contracts. All of the Company’s treasury contracts have been sold as of December 31, 2005. Dividend income is recognized when earned. During the year ended December 31, 2005, dividend income of $5,453 was recognized on marketable securities and is included in within dividend income on the consolidated statement of operations. No dividend income was earned during 2004 or 2003.

During 2005, the Company has purchased a portion of its securities through a margin account. As of December 31, 2005, the Company has recorded a payable of $81,498 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004. This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2005, these rates were equal to a range between 4.64% and 4.89%. Interest expense on this debt in the amount of $1,143 is recognized within interest expense on the consolidated statement of operations for the year ended December 31, 2005.  The total value of the Company’s marketable securities at December 31, 2005 serves as collateral for this debt.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005 were as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available for Sale	$150,911	3,898	-	-	150,911	3,898

The table includes 54 security positions which were at an unrealized loss position at December 31, 2005.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire 3,000 shares following their becoming a director and for the grant of additional options to acquire 500 shares on the date of each annual stockholder’s meeting. The options for the initial 3,000 shares are exercisable as follows: 1,000 shares on the date of grant and 1,000 shares on each of the first and second anniversaries of the date of grant. The subsequent options will be exercisable on the second anniversary of the date of grant. The initial options will be exercisable at $8.95 per share. The subsequent options will be exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of December 31, 2005 and 2004, there had been a total of 20,000 and 17,500 options issued, of which none had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option-pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. During the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, the Company recorded $2, $3 and $5, respectively, of expense related to stock options.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $9,829 and $3,025 as of December 31, 2005 and 2004, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Operating Leases

The majority of the revenues from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

A lease termination by a major tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if a major tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2006	$512,402
2007	502,137
2008	485,542
2009	457,127
2010	429,006
Thereafter	3,016,343
Total	$5,402,557

The remaining lease terms range from one year to 55 years.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2096.  For the years ended December 31, 2005 and 2004, ground lease rent was $7,679 and $2,187, respectively. No ground lease payments were made in 2003.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2006	$4,884
2007	5,001
2008	5,044
2009	5,220
2010	5,227
Thereafter	451,794
Total	$477,170

(7) Notes Receivable

The Company has provided mortgage and development financing to third-parties.  These entities are considered variable interest entities under FIN 46(R); however, the company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The notes receivable balance of $100,687 as of December 31, 2005 consisted of two mortgage notes receivable, two construction loans receivable and two other installment notes receivable.

The mortgage notes have interest rates of 6.00% and 7.41% per annum and mature in July 2020 and October 2006, respectively. Interest only is due on these notes and the notes are secured by a first mortgage on retail real estate. The outstanding balance on the mortgage notes was $15,531 as of December 31, 2005.

The construction loans have interest rates of 7.48% and 8.50% per annum and mature in May 2007 and October 2007, respectively. The loans are secured by first mortgages on retail real estate. The loans can be funded up to a total of approximately $129,150, of which the outstanding balance was $67,656 as of December 31, 2005.

The other installment notes have interest rates of 5.00% and 10.00% per annum and mature in December 2007 and February 2048, respectively. The outstanding balance on these notes was $17,500 as of December 31, 2005.

The notes receivable balance of $31,772 as of December 31, 2004 consisted of two mortgage notes that matured on July 15, 2005 and August 15, 2005, respectively. Interest only was due in advance on the first of each month at rates of 6.99% and 7.56% per annum. These notes were secured by first mortgages on retail real estate. Both of these notes were paid off upon purchase of the respective properties in 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of December 31, 2005 were $3,858,078 and had a weighted average interest rate of 4.83%. Of this amount, $3,500,472 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.80% at December 31, 2005. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.71%. The remaining $357,606 represented variable rate loans with a weighted average interest rate of 5.21% at December 31, 2005. Properties with a net carrying value of $6,083,781 at December 31, 2005 and related tenant leases are pledged as collateral. As of December 31, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

Mortgage loans outstanding as of December 31, 2004 were $1,782,539 and had a weighted average interest rate of 4.58%.  Of this amount, $1,635,746 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.67% at December 31, 2004.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.71%.  The remaining $146,793 represented variable rate loans with a weighted average interest rate of 3.55% at December 31, 2004. Properties with a net carrying value of $2,906,338 at December 31, 2004 and related tenant leases were pledged as collateral.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Maturing debt
Fixed rate debt	1,940	58,944	58,652	961,072	1,335,617	1,084,247
Variable rate debt	-	232,408	-	125,198	-	-

The maturity table excludes other financing obligations as described in Note 1.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  However, at December 31, 2005, none of the Company's loans are guaranteed.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of December 31, 2005, the Company has recorded a payable of $81,498 for securities purchased on margin. There was no payable related to margin securities as of December 31, 2004. This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2005, these rates were equal to a range between 4.64% and 4.89%. The margin debt is due upon demand.

Other Notes Payable

The remaining balance in mortgages and notes payable on the consolidated balance sheet at December 31, 2005 and 2004 consists of other miscellaneous notes payable with a total balance of $1,435 and $575, respectively.

(9)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate.  On October 27, 2005, the Company paid a fee to its lender to extend its line of credit for an additional year under the line of credit agreement's first extension option. The extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 2.40% to 4.39% during the year ended December 31, 2005.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of December 31, 2005 and 2004, the Company was in compliance with such covenants. There was no outstanding balance on the line as of December 31, 2005 or 2004.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	December 31, 2005	December 31, 2005
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$4,695
The Power Plant	Baltimore, MD	11/05/04	50.00%	$16,335
Pier IV	Baltimore, MD	11/05/04	66.67%	$19,614
Louisville Galleria	Louisville, KY	12/29/04	47.10%	$25,494
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	$14,000

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the consolidated balance sheets and the consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments are considered restricted. They are considered restricted because the Company’s joint venture partner is entitled to all of the economic benefits of the investments. For the years ended December 31, 2005 and 2004, all equity in earnings of unconsolidated entities was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

(11)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States. The Company's shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations. Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type. In accordance with the provisions of SFAS No. 131, each of the Company's investment properties are considered a separate operating segment. However, under the aggregation criteria of SFAS No. 131, the Company's properties are considered one reportable segment.

Net property operations are summarized in the following table for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, along with a reconciliation to net income.

	Year ended	Year ended	Period from March 5, 2003 (inception) through
	December 31, 2005	December 31, 2004	December 31, 2003
Property rental income and additional property income	$517,791	$130,405	$745
Total property operating expenses	(137,454)	(32,522)	(143)
Interest expense	(136,817)	(33,175)	(136)
Net property operations	243,520	64,708	466

Dividend income	7,561	-	-
Interest income	20,466	3,491	38
Other income	382	190	-
Realized gain (loss) on securities	1	(3,667)	-
Less non-property expenses:
Depreciation and amortization	(193,853)	(47,973)	(217)
General and administrative expenses	(10,813)	(4,857)	(460)
Advisor asset management fee	(20,925)	-	-
Minority interests	1,350	398	-
Equity in earnings (losses) of unconsolidated entities	(2,440)	(589)	-
Net income (loss)	$45,249	$11,701	$(173)

The following table summarizes property asset information as of December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
Total assets:
Rental real estate	$7,224,736	$3,601,513
Non-segment assets	861,197	354,303

	$8,085,933	$3,955,816

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

Non-segment assets include cash and cash equivalents, restricted escrows, investments in marketable securities, other investments, loan fees and loan fee deposits and miscellaneous other non-real estate related assets.

The Company does not derive any of its consolidated revenue from foreign countries and does not have any major customers that individually account for 10% or more of the Company's consolidated revenues.

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of December 31, 2005 and 2004, options to purchase 20,000 and 17,500 shares of common stock, respectively, at an exercise price of $8.95 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 350,643,532, 98,562,885 and 2,520,986 for the years ended December 31, 2005 and 2004 and the period from March 5, 2003 (inception) through December 31, 2003, respectively.

(13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $176,896 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into two mortgage note agreements, two construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $167,199. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2005 was $100,687.  Therefore, the Company may be required to fund up to an additional $66,512 on these loans.

As part of the company's subscription agreement with MB REIT, it may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of December 31, 2005, the Company had purchased series C preferred shares totaling $224,003.  Therefore, the company may be required to purchase up to $75,997 in additional shares.

As of December 31, 2005, the Company had 10 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2005 was $52,030.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $9,068 as of December 31, 2005 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.69% for periods of 60 days on approximately $731,000 in principal. Approximately $448,000 of this principal has been allocated to specific acquisitions as of December 31, 2005.

The Company is currently considering acquiring 20 properties for an estimated aggregate purchase price of $428,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(14)  Subsequent Events

The Company issued 2,697,234 shares of common stock through the DRP and repurchased 238,246 shares of common stock through the SRP from January 1 through February 21, 2006, resulting in a total of 437,886,009 shares of common stock outstanding at February 21, 2006.

The Company paid distributions of $23,767 and $23,383 to its stockholders in January and February 2006, respectively.

The Company acquired the following five properties during the period January 1 to February 21, 2006.  The respective acquisitions are detailed in the table below.

Date		Year	Approximate Purchase Price	Gross Leasable Area
Acquired	Property	Built	($)	(Sq. Ft.)	Major Tenants

01/05/06	Northwood Crossings Tuscaloosa, AL	1978/ 2003	18,015	148,749	Publix Home Accents Office Depot

01/09/06	Traveler's Insurance Building Knoxville, TN	2005	8,390	50,759	Traveler's Insurance

02/02/06	Crockett Square Morristown, TN	2005	10,567	107,122	Hobby Lobby Ross Dress For Less Dollar Tree Pier 1 Imports

02/10/06	Centre at Laurel Laurel, MD	2005	29,395	116,602	SuperValu PETsMART

02/16/06	Greenwich Center (1) Phillipsburg, NJ	2005	20,637	106,115	Circuit City Linens N Things Michaels Staples

(1)  Property was purchased as part of a joint venture arrangement in which the seller retained an interest of approximately 6.5% of the purchase price.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The mortgage debt obtained during the period January 1 to February 21, 2006 is detailed in the table below.

Date		Annual Interest	Maturity	Principal Borrowed
Funded	Mortgage Payable	Rate	Date	($)

01/04/06	Royal Oaks II Houston, TX	4.79%	01/11/13	8,550

01/10/06	PETsMART Distribution Center Ottawa, IL	4.64%	02/01/11	23,731

01/11/06	Red Bug Village Winter Springs, FL	5.69%	01/01/11	4,539

01/13/06	Ridge Tool Distribution Facility Cambridge, OH	4.64%	02/01/11	4,543

01/17/06	Raytheon Building State College, PA	4.83%	02/01/11	11,841

01/18/06	Hartford Insurance Building Maple Grove, MN	4.83%	02/01/11	9,614

01/19/06	Traveler's Insurance Building Knoxville, TN	4.70%	02/11/31	4,865

01/19/06	Southwest Crossing Fort Worth, TX	5.05%	02/01/11	14,691

01/23/06	Carrier Towne Crossing Grand Prairie, TX	4.91%	02/01/11	10,992

01/26/06	Target South Center Austin, TX	5.05%	02/01/11	7,257

01/31/06	Shoppes at Prominence Point Outlot A Canton, GA	4.95%	02/01/11	1,463

01/31/06	CVS Pharmacy Cave Creek, AZ	5.05%	02/01/11	3,668

02/10/06	Mountain View Kalispell, MT	4.44%	02/11/11	9,645

02/10/06	Centre at Laurel Laurel, MD	4.85%	03/01/13	27,200

02/10/06	Northwood Crossings Tuscaloosa, AL	5.17%	02/11/11	10,691

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Notes to Consolidated Financial Statements
(continued)
(Dollar amounts in thousands, except per share amounts)

The Company is obligated under earnout agreements to pay for certain tenant space in its existing properties after the tenant moves into its space and begins paying rent.  During the period from January 1 to January 31, 2006, the Company funded earnouts totaling $15,688 at 10 of its existing properties.

During the period from January 1 to February 21, 2006, the Company funded a total of $6,163 on outstanding construction loans.

The Company invested $20,696 in marketable securities during the period from January 1 to February 21, 2006.

The Company purchased 31,348 shares of MB REIT series C preferred shares for $40,000 during the period from January 1 to February 21, 2006.

 (15) Quarterly Financial Information (unaudited)

The following represents the results of operations, for the each quarterly period, during 2005 and 2004.

	2005
	Dec 31	Sept 30	June 30	March 31

Total revenues	$168,940	144,948	113,115	90,788
Net income	14,506	12,166	9,563	9,014

Net income, per common share, basic and diluted	.03	.03	.03	.04

Weighted average number of common shares outstanding, basic and diluted	434,624,442	395,665,588	321,169,565	251,114,531

	2004
	Dec. 31	Sept. 30	June 30	March 31

Total revenues	$60,639	40,786	19,674	9,306
Net income	7,287	2,267	2,111	36

Net income, per common share, basic and diluted	.04	.02	.04	-

Weighted average number of common shares outstanding, basic and diluted	182,739,194	112,887,491	59,688,094	32,314,792

Inland Western Retail Real Estate Trust, Inc.
(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2005

(Dollar amounts in thousands)

		Initial Cost (A)			Gross amount carried at end of period
	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation(E)	Date Constructed	Date Acquired

23rd Street Plaza	3,990	1,300	5,319	89	1,300	5,408	6,708	198	2003	12/04
Panama City, FL
Academy Sports	2,920	1,230	3,752	1	1,230	3,753	4,983	195	2004	07/04
Houma, LA
Academy Sports	2,338	1,340	2,943	6	1,340	2,949	4,289	126	2004	10/04
Midland, TX
Academy Sports	2,775	1,050	3,954	6	1,050	3,960	5,010	169	2004	10/04
Port Arthur, TX
Academy Sports	3,933	3,215	3,963	-	3,215	3,963	7,178	133	2004	01/05
San Antonio, TX
Alison's Corner	3,850	1,045	5,700	-	1,045	5,700	6,745	348	2003	04/04
San Antonio, TX
American Express	11,623	1,400	15,370	9	1,400	15,379	16,779	538	2000	12/04
DePere, WI
American Express	37,170	2,900	55,966	10	2,900	55,976	58,876	1,959	1975	12/04
Fort Lauderdale, FL
American Express	33,040	2,800	49,470	8	2,800	49,478	52,278	1,732	1986	12/04
Greensboro, NC
American Express	25,380	10,100	29,408	-	10,100	29,408	39,508	943	1983 & 1987	01/05
Markham, Ontario, Canada
American Express	56,050	14,200	74,608	8	14,200	74,616	88,816	2,612	1989	12/04
Minneapolis, MN
American Express - 19th Ave.	8,260	2,900	10,170	8	2,900	10,178	13,078	356	1983	12/04
Phoenix, AZ
American Express - 31st Ave.	31,860	5,100	45,270	8	5,100	45,278	50,378	1,585	1985	12/04
Phoenix, AZ
American Express	30,149	8,200	36,692	-	8,200	36,692	44,892	963	1982	03/05
Taylorsville, UT
Arvada Connection and Arvada Marketplace	28,510	8,125	39,383	527	8,125	39,910	48,035	2,477	1987-1990	04/04
Arvada, CO

Ashland & Roosevelt	14,995	-	21,127	14	-	21,141	21,141	451	2002	05/05
Chicago, IL
Azalea Square	16,535	6,375	21,304	(10)	6,375	21,294	27,669	910	2004	10/04
Summerville, SC
Beachway Plaza	10,235	5,460	10,397	(10)	5,460	10,387	15,847	228	1984 / 2004	06/05
Bradenton, Florida
Bear Creek	11,450	3,300	14,477	-	3,300	14,477	17,777	354	2002	04/05
Houston, TX
Bed, Bath & Beyond Plaza	11,193	-	18,367	25	-	18,392	18,392	842	2004	10/04
Miami, FL
Bed, Bath & Beyond Plaza	9,818	4,530	11,901	-	4,530	11,901	16,431	182	2000-2002	07/05
Westbury, NY
Best on the Boulevard	19,525	7,460	25,583	(104)	7,460	25,479	32,939	1,642	1996-1999	04/04
Las Vegas, NV
Bison Hollow	10,774	5,550	12,324	-	5,550	12,324	17,874	302	2004	04/05
Traverse City, MI
Blockbuster at Five Forks	825	440	1,018	-	440	1,018	1,458	28	2004-2005	03/05
Greenville, SC
Bluebonnet Parc	12,100	4,450	16,407	(222)	4,450	16,185	20,635	1,013	2002	04/04
Baton Rouge, LA
Boston Commons	9,801	3,750	9,690	-	3,750	9,690	13,440	207	1993	05/05
Springfield, MA
Boulevard at the Capital Centre	71,500	-	114,703	4,085	-	118,788	118,788	5,713	2004	09/04
Largo, MD
Boulevard Plaza	6,300	4,170	12,038	-	4,170	12,038	16,208	294	1994	04/05
Pawtucket, RI
The Brickyard	-	45,300	26,657	-	45,300	26,657	71,957	717	1977 / 2004	04/05
Chicago, IL

Broadway Shopping Center	8,379	5,500	14,002	-	5,500	14,002	19,502	128	1961/2000-2005	09/05
Bangor, ME
Brown's Lane	6,284	2,600	12,005	-	2,600	12,005	14,605	291	1985	04/05
Middletown, RI
CarMax	8,030	6,210	7,731	-	6,210	7,731	13,941	236	1998	03/05
San Antonio, TX
Carrier Towne Crossing	-	2,750	13,662	-	2,750	13,662	16,412	42	1998	12/05
Grand Prairie, TX
Century III Plaza	25,313	7,100	33,212	-	7,100	33,212	40,312	609	1996	06/05
West Mifflin, PA
Chantilly Crossing	15,675	8,500	16,060	-	8,500	16,060	24,560	343	2004	05/05
Chantilly, VA

Cinemark Theatre	7,800	3,450	11,728	-	3,450	11,728	15,178	308	2000	03/05
Woodridge, IL
Circuit City Headquarters	31,270	3,000	47,815	-	3,000	47,815	50,815	1,116	1997	05/05
Richmond, VA
Citizens Property Insurance	5,997	2,150	7,601	-	2,150	7,601	9,751	89	2005	08/05
Jacksonville, FL
Clearlake Shores	6,683	1,775	7,026	-	1,775	7,026	8,801	164	2003-2004	04/05
Clear Lake, TX
The Columns	14,865	5,830	19,439	(49)	5,830	19,390	25,220	936	2004	8/04 & 10/04
Jackson, TN
The Commons at Royal Palm	14,378	8,500	12,105	-	8,500	12,105	20,605	259	2001	05/05
Royal Palm Beach, FL
The Commons at Temecula	29,623	12,000	35,887	-	12,000	35,887	47,887	876	1999	04/05
Temecula, CA
Computershare Shareholder Services	44,500	8,500	56,621	-	8,500	56,621	65,121	865	2001	07/05
Canton, MA
Coventry/First Health Corp. Regional Facility	7,060	1,480	9,874	-	1,480	9,874	11,354	86	2005	10/05
San Antonio, TX
Coram Plaza	20,754	10,200	26,178	42	10,200	26,220	36,420	961	2004	12/04
Coram, NY
Cornerstone Plaza	8,400	2,920	10,359	(106)	2,920	10,253	13,173	220	2004-2005	05/05
Cocoa Beach, FL
CorWest Plaza	18,150	6,900	23,851	(78)	6,900	23,773	30,673	1,749	1999 - 2003	01/04
New Britian, CT
Cottage Plaza	13,025	3,000	19,158	-	3,000	19,158	22,158	645	2004-2005	02/05
Pawtucket, RI
Cranberry Square	10,900	3,000	18,736	(43)	3,000	18,693	21,693	1,030	1996-1997	07/04
Cranberry Township, PA
Crossroads Plaza	4,941	1,040	3,780	-	1,040	3,780	4,820	81	1987	05/05
North Attelborough, MA
Crown Theater	10,050	7,318	954	-	7,318	954	8,272	29	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	8,285	3,350	11,083	-	3,350	11,083	14,433	271	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy (Eckerd Drug Store)	1,850	975	2,400	1	975	2,401	3,376	178	2003	12/03
Edmund, OK
CVS Pharmacy (Eckerd Drug Store)	2,900	932	4,370	-	932	4,370	5,302	327	2003	12/03

Norman, OK
CVS Pharmacy	2,193	910	2,891	-	910	2,891	3,801	53	1999	06/05
Burleson, TX
CVS Pharmacy	-	2,096	3,863	-	2,096	3,863	5,959	11	2005	12/05
Cave Creek, AZ
CVS Pharmacy	3,475	1,460	4,455	-	1,460	4,455	5,915	136	2004	03/05
Jacksonville, FL
CVS Pharmacy	1,566	750	1,958	-	750	1,958	2,708	42	1999	05/05
Lawton, OK
CVS Pharmacy	1,685	250	2,777	-	250	2,777	3,027	76	2001	03/05
Montevallo, AL
CVS Pharmacy	1,901	600	2,659	-	600	2,659	3,259	65	2004	05/05
Moore, OK
CVS Pharmacy	2,429	620	3,583	-	620	3,583	4,203	66	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,460	1,100	3,254	-	1,100	3,254	4,354	89	2004	03/05
Saginaw, TX
CVS Pharmacy	1,685	600	2,469	3	600	2,472	3,072	106	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	-	2,100	13,130	(6)	2,100	13,124	15,224	80	2004	11/05
Cypress, TX
Darien Towne Center	16,500	7,000	22,468	244	7,000	22,712	29,712	1,704	1994	12/03
Darien, IL
Davis Towne Crossing	5,365	1,850	5,681	1,255	1,850	6,936	8,786	343	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	35,200	6,000	43,434	8,841	6,000	52,275	58,275	2,001	2003-2004	10/04
Denton, TX
Diebold Warehouse	-	-	11,190	-	-	11,190	11,190	205	2005	07/05
Green, OH
Dorman Center - Phase 1 & II	27,610	17,025	29,478	(183)	17,025	29,295	46,320	1,987	2003-2004	3/04 & 7/04
Spartanburg, SC
Duck Creek Plaza	14,426	4,440	12,076	-	4,440	12,076	16,516	74	2005	11/05
Bettendorf, IA
Eastwood Towne Center	46,750	12,000	65,067	(27)	12,000	65,040	77,040	3,977	2002	05/04
Lansing, MI
Eckerd Drug Store-Sheridan Dr.	2,903	2,000	2,722	-	2,000	2,722	4,722	17	1999	11/05
Amherst, NY
Eckerd Drug Store-Transit Road	3,243	2,500	2,764	-	2,500	2,764	5,264	17	2003	11/05
Amherst, NY
Eckerd Drug Store	1,224	900	1,215	-	900	1,215	2,115	26	1999-2000	05/05

Atlanta, GA
Eckerd Drug Store-East Main St.	2,855	1,860	2,786	-	1,860	2,786	4,646	17	2004	11/05
Batavia, NY
Eckerd Drug Store-West Main St.	2,547	1,510	2,627	-	1,510	2,627	4,137	16	2001	11/05
Batavia, NY
Eckerd Drug Store-Ferry St.	2,198	900	2,677	-	900	2,677	3,577	16	2000	11/05
Buffalo, NY
Eckerd Drug Store-Main St.	2,174	1,340	2,192	-	1,340	2,192	3,532	13	1998	11/05
Buffalo, NY
Eckerd Drug Store	3,091	1,968	2,575	-	1,968	2,575	4,543	16	2004	11/05
Canandaigua, NY
Eckerd Drug Store	1,628	750	2,042	-	750	2,042	2,792	37	1999	06/05
Chattanooga, TN
Eckerd Drug Store	2,117	2,080	1,393	-	2,080	1,393	3,473	9	1999	11/05
Cheektowaga, NY
Eckerd Drug Store	3,200	3,000	3,955	-	3,000	3,955	6,955	85	2005	05/05
Colesville, MD
Eckerd Drug Store	1,750	900	2,377	1	900	2,378	3,278	142	2003-2004	06/04
Columbia, SC
Eckerd Drug Store	1,425	600	2,033	1	600	2,034	2,634	118	2003-2004	06/04
Crossville, TN
Eckerd Drug Store	1,665	900	2,475	-	900	2,475	3,375	15	1999	11/05
Grand Island, NY
Eckerd Drug Store	1,926	470	2,657	-	470	2,657	3,127	16	1998	11/05
Greece, NY
Eckerd Drug Store	1,650	1,050	2,047	1	1,050	2,048	3,098	119	2003-2004	06/04
Greer, SC
Eckerd Drug Store	-	1,550	3,954	-	1,550	3,954	5,504	60	2004	08/05
Hellertown, PA
Eckerd Drug Store	2,409	2,060	1,873	-	2,060	1,873	3,933	11	2002	11/05
Hudson, NY
Eckerd Drug Store	2,877	1,940	2,736	-	1,940	2,736	4,676	17	2002	11/05
Irondequoit, NY
Eckerd Drug Store	1,975	700	2,960	1	700	2,961	3,661	172	2003-2004	06/04
Kill Devil Hills, NC
Eckerd Drug Store	1,786	1,710	1,207	-	1,710	1,207	2,917	7	1999	11/05
Lancaster, NY
Eckerd Drug Store	-	975	4,369	-	975	4,369	5,344	67	2004	08/05

Lebanon, PA
Eckerd Drug Store	2,716	1,650	2,788	-	1,650	2,788	4,438	17	2002	11/05
Lockport, NY
Eckerd Drug Store	1,682	820	1,935	-	820	1,935	2,755	12	2000	11/05
North Chili, NY
Eckerd Drug Store	2,452	1,190	2,809	-	1,190	2,809	3,999	17	1999	11/05
Olean, NY
Eckerd Drug Store	-	1,000	4,328	-	1,000	4,328	5,328	66	2004	08/05
Punxsutawney, PA
Eckerd Drug Store - Culver Road	2,376	1,590	2,279	-	1,590	2,279	3,869	14	2001	11/05
Rochester, NY
Eckerd Drug Store - Lake Ave.	3,210	2,220	3,025	-	2,220	3,025	5,245	18	2001	11/05
Rochester, NY
Eckerd Drug Store	2,370	800	3,075	-	800	3,075	3,875	19	2000	11/05
Tonawanda, NY
Eckerd Drug Store - Harlem Road	2,770	2,830	1,683	-	2,830	1,683	4,513	10	2003	11/05
West Seneca, NY
Eckerd Drug Store-Union Road	2,395	1,610	2,300	-	1,610	2,300	3,910	14	2000	11/05
West Seneca, NY
Eckerd Drug Store	1,372	810	1,434	-	810	1,434	2,244	9	1997	11/05
Yorkshire, NY
Edgemont Town Center	8,600	3,500	10,956	(146)	3,500	10,810	14,310	432	2003	11/04
Homewood, AL
Edwards Megaplex Theater	19,730	-	35,421	-	-	35,421	35,421	866	1988	05/05
Fresno, CA
Edwards Megaplex Theater	27,875	11,800	33,098	-	11,800	33,098	44,898	809	1997	04/05
Ontario, CA
Evans Towne Centre	5,005	1,700	6,425	21	1,700	6,446	8,146	237	1995	12/04
Evans, GA
Fairgrounds Plaza	15,776	4,800	13,490	-	4,800	13,490	18,290	494	2002-2004	01/05
Middletown, NY
Fisher Scientific	8,260	510	12,768	-	510	12,768	13,278	223	2005	06/05
Kalamazoo, MI
Five Forks	4,483	2,100	5,374	16	2,100	5,390	7,490	214	1999	12/04
Simpsonville, SC
Forks Town Center	10,395	2,430	14,836	683	2,430	15,519	17,949	787	2002	07/04
Easton, PA
Four Peaks Plaza	17,072	5,000	20,098	-	5,000	20,098	25,098	552	2004	03/05
Fountain Hills, PA

Fox Creek Village	11,485	3,755	15,563	(419)	3,755	15,144	18,899	608	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,050	-	47,403	(301)	-	47,102	47,102	2,599	1998	06/04
Fullerton, CA
Galvez Shopping Center	4,470	1,250	4,947	-	1,250	4,947	6,197	106	2004	06/05
Galveston, TX
Gardiner Manor Mall	38,484	11,800	49,495	-	11,800	49,495	61,295	756	2000	07/05
Bay Shore, NY
The Gateway	98,781	28,665	104,552	(126)	28,665	104,426	133,091	2,500	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	35,842	9,880	55,195	(222)	9,880	54,973	64,853	2,184	2003-2004	12/04
Avondale, AZ
Gateway Plaza	18,163	-	26,371	175	-	26,546	26,546	1,379	2000	07/04
Southlake, TX
Gateway Station	3,717	1,050	3,911	1,212	1,050	5,123	6,173	175	2003-2004	12/04
College Station, TX
Gateway Village	27,233	8,550	39,298	3,667	8,550	42,965	51,515	2,155	1996	07/04
Annapolis, MD
Giant Eagle	12,154	3,425	16,868	-	3,425	16,868	20,293	52	2000	11/05
Columbus, OH
Gloucester Town Center	11,975	3,900	17,878	-	3,900	17,878	21,778	393	2003	05/05
Gloucester, NJ
GMAC	33,000	8,250	50,287	11	8,250	50,298	58,548	2,305	1980/1990	09/04
Winston-Salem, NC
Golfland Plaza	8,206	4,350	4,834	-	4,350	4,834	9,184	103	1995	05/05
Orange, CT
Golfsmith	2,476	1,250	2,974	-	1,250	2,974	4,224	17	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace	20,625	-	30,377	(258)	-	30,119	30,119	1,477	2001	08/04
Tallahassee, FL
Grapevine Crossing	12,815	4,100	16,938	-	4,100	16,938	21,038	416	2001	04/05
Grapevine, TX
Great Southwest Crossing	9,107	2,750	12,699	-	2,750	12,699	15,449	155	2003	09/05
Grand Prairie, TX
Green's Corner	7,022	3,200	8,663	(39)	3,200	8,624	11,824	316	1997	12/04
Cumming, GA
Greensburg Commons	14,200	2,700	19,116	(35)	2,700	19,081	21,781	525	1999	04/05
Greensburg, IN
Gurnee Town Center	24,360	7,000	35,147	59	7,000	35,206	42,206	1,505	2000	10/04
Gurnee, IL
Harris Teeter	3,960	1,810	5,152	1	1,810	5,153	6,963	252	1977/1995	09/04
Wilmington, NC

Hartford Fire Insurance Building	-	1,700	13,709	-	1,700	13,709	15,409	168	2005	08/08
Maple Grove, MN
Harvest Towne Center	5,005	3,155	5,085	(7)	3,155	5,078	8,233	249	1996-1999	09/04
Knoxville, TN
Henry Town Center	35,339	10,650	46,814	98	10,650	46,912	57,562	1,719	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,950	3,065	10,729	1,243	3,065	11,972	15,037	753	2002	03/04
Euless, TX
Hewitt Associates Campus	129,800	28,500	178,524	-	28,500	178,524	207,024	3,818	1974-1986	05/05
Lincolnshire, IL
Hickory Ridge	23,650	6,860	30,517	-	6,860	30,517	37,377	2,176	1999	01/04
Hickory, NC
High Ridge Crossing	7,439	3,075	9,148	(142)	3,075	9,006	12,081	277	2004	03/05
High Ridge, MO
Hobby Lobby	3,025	1,728	3,791	-	1,728	3,791	5,519	139	2004	01/05
Concord, NC
Holliday Towne Center	8,050	2,200	11,609	(133)	2,200	11,476	13,676	388	2003	02/05
Duncansville, PA
Home Depot Center	10,446	-	16,758	-	-	16,758	16,758	307	1996	06/05
Pittsburgh, PA
Home Depot Plaza	16,734	9,700	17,137	-	9,700	17,137	26,837	314	1992	06/05
Orange, CT
HQ Shopping Center	-	5,200	10,010	-	5,200	10,010	15,210	-	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	48,000	14,080	59,826	144	14,080	59,970	74,050	3,494	1997-1998	06/04
San Antonio, TX
Humblewood	9,558	2,200	12,823	-	2,200	12,823	15,023	39	Renov: 2005	11/05
Humble, TX
Irmo Station	7,085	2,600	9,247	30	2,600	9,277	11,877	340	1980 &1985	12/04
Irmo, SC
John's Creek Village	23,300	5,750	21,270	13,288	5,750	34,558	40,308	1,439	2003-2004	06/04
Duluth, GA
Kaiser Permanente	32,670	12,950	43,629	-	12,950	43,629	56,579	800	2004-2005	06/05
Cupertino, CA
King Phillip's Crossing (Seekonk Power Center)	13,650	3,710	19,144	(13)	3,710	19,131	22,841	117	2005	11/05
Seekonk, MA
Kohl's	6,085	1,600	8,275	-	1,600	8,275	9,875	48	2005	10/05
Georgetown, KY
Kohl's/Wilshire Plaza	5,418	2,600	6,849	9	2,600	6,858	9,458	272	2004	07/04
Kansas City, MO

La Plaza Del Norte	32,528	16,005	37,744	(483)	16,005	37,261	53,266	2,649	1996/1999	01/04
San Antonio, TX
Lake Forest Crossing	4,520	2,200	5,110	-	2,200	5,110	7,310	132	2004	03/05
McKinney, TX
Lake Mary Pointe	3,658	2,075	4,009	61	2,075	4,070	6,145	172	1999	10/04
Orlando, FL
Lakepointe Towne Crossing	21,715	4,750	23,904	-	4,750	23,904	28,654	533	2004	05/05
Lewisville, TX
Lakewood Towne Center	44,000	11,200	70,796	(887)	11,200	69,909	81,109	3,866	1988/2002-2003	06/04
Lakewood, WA
Larkspur Landing	33,630	20,800	32,821	886	20,800	33,707	54,507	2,462	1978/2001	01/04
Larkspur, CA
Lincoln Park	26,153	9,360	34,718	112	9,360	34,830	44,190	1,699	1998	09/04
Dallas, TX
Lincoln Plaza	47,500	13,000	46,486	-	13,000	46,486	59,486	566	2001/2004	09/05
Worchester, MA
Low Country Village	5,370	1,550	8,779	10	1,550	8,789	10,339	483	2004	06/04
Bluffton, SC
Low Country Village II	5,440	1,360	7,835	-	1,360	7,835	9,195	72	2005	09/05
Bluffton, SC
Lowe's/Bed, Bath & Beyond	13,700	7,423	799	-	7,423	799	8,222	18	2005	08/05
Butler, NJ
MacArthur Crossing	12,700	4,710	16,265	78	4,710	16,343	21,053	1,148	1995-1996	02/04
Los Colinas, TX
Magnolia Square	10,265	2,635	15,040	(32)	2,635	15,008	17,643	505	2004	02/05
Houma, LA
Manchester Meadows	31,065	14,700	39,738	34	14,700	39,772	54,472	2,068	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	10,982	3,300	12,195	3,340	3,300	15,535	18,835	591	2003-2004	11/04
Mansfield, TX
Maple Tree Place	60,376	28,000	67,361	-	28,000	67,361	95,361	1,440	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	15,149	1,900	16,758	-	1,900	16,758	18,658	51	1986/2004	11/05
Columbus, IN
The Market at Polaris	36,196	11,750	40,197	-	11,750	40,197	51,947	123	2005	11/05
Columbus, OH
Massillon Village Center	10,126	4,090	12,521	-	4,090	12,521	16,611	306	1986 / 2000	04/05
Massillion, OH
Maytag Distribution Center	12,740	1,700	20,681	-	1,700	20,681	22,381	724	2004	01/05
Iowa City, IA
McAllen Shopping Center	2,455	850	2,958	12	850	2,970	3,820	109	2004	12/04

McAllen, TX
McDermott Towne Crossing	5,617	1,850	6,923	-	1,850	6,923	8,773	63	09/05	1999
McAllen, TX
Mervyn's	5,000	2,000	5,786	-	2,000	5,786	7,786	53	1988	09/05
Bakersfield, CA
Mervyn's	5,500	2,910	5,176	-	2,910	5,176	8,086	47	1993	09/05
Elk Grove, CA
Mervyn's	6,700	6,530	5,431	-	6,530	5,431	11,961	50	1987	09/05
Escondido, CA
Mervyn's	5,200	2,400	5,806	-	2,400	5,806	8,206	53	1992	09/05
Fontana, CA
Mervyn's	5,100	2,500	5,538	-	2,500	5,538	8,038	51	1993	09/05
Fresno, CA
Mervyn's	4,700	2,750	5,401	-	2,750	5,401	8,151	49	1993	09/05
Hanford, CA
Mervyn's	5,300	2,350	5,978	-	2,350	5,978	8,328	55	1994	09/05
Highland, CA
Mervyn's	4,400	2,770	4,282	-	2,770	4,282	7,052	39	1979	09/05
Lodi, CA
Mervyn's	5,700	2,850	6,307	-	2,850	6,307	9,157	58	1992	09/05
Manteca, CA
Mervyn's	5,100	3,930	4,081	-	3,930	4,081	8,011	37	1988	09/05
Moreno Valley, CA
Mervyn's	5,100	4,800	3,211	-	4,800	3,211	8,011	29	1989	09/05
Morgan Hill, CA
Mervyn's	6,400	6,420	5,482	-	6,420	5,482	11,902	50	1982	09/05
Oceanside, CA
Mervyn's	5,000	4,500	3,294	-	4,500	3,294	7,794	30	1990	09/05
Rancho Cucamonga, CA
Mervyn's	5,000	3,450	4,418	-	3,450	4,418	7,868	40	1981	09/05
Redlands, CA
Mervyn's	3,300	1,500	4,639	-	1,500	4,639	6,139	43	1990	09/05
Ridgecrest, CA
Mervyn's	5,400	4,820	3,052	-	4,820	3,052	7,872	28	1983	09/05
Roseville, CA
Mervyn's	4,800	3,930	3,594	-	3,930	3,594	7,524	33	1973	09/05
Sacramento, CA
Mervyn's	7,900	8,260	4,144	-	8,260	4,144	12,404	38	1993	09/05
San Diego, CA
Mervyn's	6,000	5,300	3,607	-	5,300	3,607	8,907	33	1980	09/05

Sun Valley, CA
Mervyn's	5,100	4,790	3,117	-	4,790	3,117	7,907	29	1990	09/05
Temecula, CA
Mervyn's	4,000	1,960	4,373	-	1,960	4,373	6,333	40	1987	09/05
Turlock, CA
Mervyn's	5,200	3,385	4,708	-	3,385	4,708	8,093	43	1992	09/05
Vacaville, CA
Mervyn's	5,000	4,800	3,022	-	4,800	3,022	7,822	28	1982	09/05
Ventura, CA
Mervyn's	5,000	3,400	4,428	-	3,400	4,428	7,828	41	1981	09/05
El Paso, TX
Mervyn's	5,100	4,100	4,003	-	4,100	4,003	8,103	37	1992	09/05
McAllen, TX
Mesa Fiesta	23,500	5,800	28,302	(174)	5,800	28,128	33,928	1,035	2004	12/04
Mesa, AZ
Mid-Hudson Center	25,156	9,900	29,160	-	9,900	29,160	39,060	446	2000	07/05
Poughkeepsie, NY
Midtown Center	28,228	13,220	36,800	175	13,220	36,975	50,195	1,349	1986-1987	01/05
Milwaukee, WI
Mission Crossing	13,630	4,000	12,616	-	4,000	12,616	16,616	217	2003-2005	07/05
San Antonio, TX									renovated
Mitchell Ranch Plaza	18,700	5,550	26,213	(128)	5,550	26,085	31,635	1,277	2003	08/04
New Port Richey, FL
Montecito Crossing	28,285	9,700	25,414	(51)	9,700	25,363	35,063	233	2004-2005	10/05
Las Vegas, NV
Mountain View Plaza I	-	2,180	13,788	-	2,180	13,788	15,968	126	2003	10/05
Kalispell, MT
New Forest Crossing	10,797	5,000	11,404	-	5,000	11,404	16,404	209	2002-2003	06/05
Houston, TX
Newburgh Crossing	8,415	4,000	10,246	-	4,000	10,246	14,246	94	2005	10/05
Newburgh, NY
Newnan Crossing I	-	4,542	12,189	(243)	4,542	11,946	16,488	829	1999	12/03
Newnan, GA
Newnan Crossing II	23,766	10,558	21,798	2,682	10,558	24,480	35,038	1,268	2004	02/04
Newnan, GA
Newton Crossroads	5,548	3,350	6,927	(46)	3,350	6,881	10,231	252	1997	12/04
Covington, GA
North Ranch Pavilions	10,157	9,705	8,296	121	9,705	8,417	18,122	622	1992	01/04
Thousand Oaks, CA
North Rivers Town Center	11,050	3,350	15,720	44	3,350	15,764	19,114	962	2003-2004	04/04
Charleston, SC

Northgate North	26,650	7,540	49,078	5	7,540	49,083	56,623	2,701	1999-2003	06/04
Seattle, WA
Northpointe Plaza	30,850	13,800	37,707	(267)	13,800	37,440	51,240	2,184	1991-1993	05/04
Spokane, WA
Northwoods Center	11,193	3,415	9,475	6,043	3,415	15,518	18,933	463	2002-2004	12/04
Wesley Chapel, FL
The Orchard	12,987	3,200	17,151	-	3,200	17,151	20,351	225	2004-2005	7/05 & 9/05
New Hartford, NY
Oswego Commons	19,262	6,250	26,629	(91)	6,250	26,538	32,788	1,056	2002-2004	11/04
Oswego, IL
Pacheco Pass	14,400	5,360	17,856	(22)	5,360	17,834	23,194	327	2005	07/05
Gilroy, CA
Page Field Commons	26,853	-	43,355	-	-	43,355	43,355	1,059	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	15,681	6,590	20,425	(279)	6,590	20,146	26,736	1,276	2002	04/04
Phoenix, AZ
Pavilion at King's Grant	5,342	4,300	2,741	1,490	4,300	4,231	8,531	250	2002-2003	12/03
Concord, NC

Peoria Crossings	20,497	6,240	29,190	110	6,240	29,300	35,540	2,034	2002-2003	03/04
Peoria, AZ
Peoria Crossings II	-	755	3,626	-	755	3,626	4,381	89	2005	05/05
Peoria, AZ
PETsMART Distribution Center	-	1,700	38,808	-	1,700	38,808	40,508	679	2004-2005	07/05
Ottawa, IL
Phenix Crossing	5,535	2,600	6,776	10	2,600	6,786	9,386	249	2004	12/04
Phenix City, Alabama
Pine Ridge Plaza	14,700	5,000	19,802	2	5,000	19,804	24,804	1,147	1998-2004	06/04
Lawrence, KS
Placentia Town Center	13,695	11,200	11,751	(21)	11,200	11,730	22,930	467	1973/2000	12/04
Placentia, CA
Plaza at Marysville	11,800	6,600	13,728	(19)	6,600	13,709	20,309	706	1995	07/04
Marysville, WA
Plaza at Riverlakes	9,350	5,100	10,824	(42)	5,100	10,782	15,882	468	2001	10/04
Bakersfield, CA
Plaza Santa Fe II	17,058	-	28,588	(136)	-	28,452	28,452	1,655	2000-2002	06/04
Santa Fe, NM
Pleasant Run Towne Center	22,800	4,200	29,085	2,653	4,200	31,738	35,938	1,102	2004	12/04
Cedar Hill, TX
Promenade at Red Cliff	10,590	5,340	12,665	(5)	5,340	12,660	18,000	890	1997	02/04
St. George, UT

Publix	4,384	2,100	5,634	-	2,100	5,634	7,734	137	2004	04/05
Mountain Brook, AL
Quakertown	7,470	2,400	9,246	-	2,400	9,246	11,646	113	2004-2005	09/05
Quakertown, PA
Rasmussen College Office Center	3,053	850	4,049	-	850	4,049	4,899	62	2005	08/05
Brooklyn Park, MN
Rave Theater	17,889	3,440	22,190	-	3,440	22,190	25,630	-	2005	12/05
Houston, TX
Raytheon Office and Research and Development Building	-	650	18,353	-	650	18,353	19,003	280	2001	08/05
State College, PA									Rehab
Red Bug Village	-	1,790	6,178	-	1,790	6,178	7,968	-	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	49,650	15,800	70,372	3,984	15,800	74,356	90,156	3,743	1986/2004	08/04
Baltimore, MD
Ridge Tool Company Distribution Facility	-	415	6,799	-	415	6,799	7,214	59	2005	09/05
Cambridge, OH
Royal Oaks Village II	-	2,200	11,859	-	2,200	11,859	14,059	72	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,851	3,200	12,642	10	3,200	12,652	15,852	618	1999	09/04
Bethlehem, PA
Shaw's Supermarket	6,450	2,700	11,532	(298)	2,700	11,234	13,934	855	1995	12/03
New Britain, CT
Shoppes at Lake Andrew	15,657	4,000	22,996	18	4,000	23,014	27,014	843	2003	12/04
Viera, FL
The Shoppes at Park West (Publix Center)	6,655	2,240	9,357	(64)	2,240	9,293	11,533	398	2004	11/04
Mt. Pleasant, SC
Shoppes at Quarterfield (Metro Square Center)	6,067	2,190	8,840	26	2,190	8,866	11,056	621	1999	01/04
Severn, MD
Shoppes of New Hope (Shoppes of Dallas)	7,179	1,350	11,045	90	1,350	11,135	12,485	631	2004	07/04
Dallas, GA
Shoppes of Prominence Point	9,954	2,850	11,149	(5)	2,850	11,144	13,994	613	2004	06/04
Canton, GA
Shoppes of Prominence Point II	-	800	1,503	-	800	1,503	2,303	14	2004	09/05
Canton, GA
Shoppes of Warner Robins	7,286	1,110	11,258	(26)	1,110	11,232	12,342	206	2004	06/05

Warner Robins, GA
Shops at 5	40,179	8,350	59,570	-	8,350	59,570	67,920	1,274	2005	06/05
Plymouth, MA
The Shops at Boardwalk	20,150	5,000	30,540	(401)	5,000	30,139	35,139	1,666	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	5,169	1,050	6,133	(5)	1,050	6,128	7,178	243	2002	12/04
Round Rock, TX
Shops at Park Place	13,127	9,096	13,175	247	9,096	13,422	22,518	1,108	2001	10/03
Plano, TX
Southgate Plaza	6,740	2,200	9,229	-	2,200	9,229	11,429	281	1998-2002	03/05
Heath, OH
Southlake Town Square	81,000	16,350	110,778	3,343	16,350	114,121	130,471	4,121	1998-2004	12/04
Southlake, TX
Southpark Meadows	12,663	6,250	13,720	-	6,250	13,720	19,970	251	2004	07/05
Austin, TX
Southwest Crossing	-	4,750	19,679	-	4,750	19,679	24,429	420	1999	06/05
Fort Worth, TX
Sprint Data Center	52,800	4,800	85,348	-	4,800	85,348	90,148	1,001	2001	09/05
Santa Clara, CA
Stanley Works/Mac Tools	5,500	1,900	7,624	-	1,900	7,624	9,524	245	2004	01/05
Westerville, OH
Stateline Station	17,600	6,500	23,780	(210)	6,500	23,570	30,070	724	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	6,952	2,200	9,426	(46)	2,200	9,380	11,580	344	1997	12/04
Acworth, GA
Stonebridge Plaza	4,278	1,000	5,783	-	1,000	5,783	6,783	88	1997	08/05
McKinney, TX
Stony Creek Marketplace	14,162	6,735	17,564	22	6,735	17,586	24,321	1,410	2003	12/03
Noblesville, IN
Stony Creek Marketplace II	4,279	1,900	5,106	-	1,900	5,106	7,006	31	2005	11/05
Noblesville, IN
Stop & Shop	7,349	2,650	11,491	-	2,650	11,491	14,141	70	Renov: 2005	11/05
Beekman, NY
Target South Center	-	2,300	8,760	-	2,300	8,760	11,060	54	1999	11/05
Austin, TX
Tim Horton's Donut Shop	-	212	30	-	212	30	242	-	2004	11/05
Canandaigua, NY
Tollgate Marketplace	39,765	8,700	61,247	30	8,700	61,277	69,977	3,170	1979/1994	07/04
Bel Air, MD
Town Square Plaza	-	9,700	18,264	-	9,700	18,264	27,964	-	2004	12/05
Pottstown, PA
Towson Circle	15,648	9,050	17,840	62	9,050	17,902	26,952	927	1998	07/04

Towson, MD
Trenton Crossing	19,307	8,180	19,262	1	8,180	19,263	27,443	572	2003	02/05
McAllen, TX

University Square	29,965	1,770	48,074	(1,618)	1,770	46,456	48,226	1,156	2003	05/05
University Heights, OH
University Town Center	5,810	-	9,557	32	-	9,589	9,589	381	2002	11/04
Tuscaloosa, AL
Vail Ranch	13,489	6,200	16,275	-	6,200	16,275	22,475	398	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,740	3,335	7,766	-	3,335	7,766	11,101	260	2003-2004	02/05
Oklahoma City, OK
Village Shoppes of Gainsville	-	4,450	36,592	-	4,450	36,592	41,042	335	2004	09/05
Gainsville, GA
Village Shoppes at Simonton	7,562	2,200	10,874	(220)	2,200	10,654	12,854	558	2004	08/04
Lawrenceville, GA
Walgreens	3,218	450	5,074	-	450	5,074	5,524	133	2000	04/05
Northwoods, MO
Walgreens	2,600	550	3,580	-	550	3,580	4,130	98	1999	04/05
West Allis, WI
Wal-Mart Supercenter	7,100	1,756	10,914	1	1,756	10,915	12,671	567	1999	07/04
Blytheville, AR
Wal-Mart Supercenter	6,089	2,397	8,089	1	2,397	8,090	10,487	420	1997	08/04
Jonesboro, AR
Watauga Pavilion	19,617	5,185	27,504	(195)	5,185	27,309	32,494	1,590	2003-2004	05/04
Watauga, TX
West Town Market	6,048	1,170	10,488	(5)	1,170	10,483	11,653	192	2004	06/05
Fort Mill, SC
Wickes Furniture Store	5,433	3,200	5,530	-	3,200	5,530	8,730	48	2005	10/05
Murrieta, CA

Wickes Furniture Store	4,964	2,400	5,612	-	2,400	5,612	8,012	120	2005	05/05
Naperville, IL
Wild Oats Marketplace	7,469	3,800	9,155	-	3,800	9,155	12,955	160	2000	07/05
Hinsdale, IL
Wilton Square	27,825	8,200	35,538	-	8,200	35,538	43,738	543	2000	07/05
Saratoga Springs, NY
Winchester Commons	7,235	4,400	7,471	(5)	4,400	7,466	11,866	320	1999	11/04
Memphis, TN
Wrangler	11,300	1,219	16,250	3	1,219	16,253	17,472	844	1993	07/04
El Paso, TX

Zurich Towers	81,420	7,900	121,312	13	7,900	121,325	129,225	4,808	1988-1990	11/04
Schaumburg, IL

Subtotal Wholly-Owned and Consolidated Joint Ventures

Other Joint Ventures

Cardiff Hall East	5,054	1,090	7,608	197	1,090	7,805	8,895	468	1990	10/04
Towson, MD
North Plaza	30,800	4,847	39,211	-	4,847	39,211	44,058	1,490	1976-1978	12/04
Parkville, MD									renov: 1999-2000

Subtotal Other Joint Ventures	35,854	5,937	46,819	197	5,937	47,016	52,953	1,958

Construction in Progress		-	1,396	-	-	1,396	1,396	-

Total Investment Properties	3,858,078	1,327,637	5,268,221	53,096	1,327,637	5,321,317	6,648,954	183,643

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2005 and 2004

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2005 for Federal income tax purposes was approximately $6,808,000 (unaudited).

(C)

Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)     Reconciliation of real estate owned:

	2005	2004	2003

Balance at January 1	$3,229,617	122,720	-
Purchases of property	3,643,446	3,308,732	127,196
Payments received under master leases	(6,805)	(3,025)	-
Acquired in-place lease intangibles and customer relationship value	(269,773)	(241,286)	(8,806)
Acquired above market lease intangibles	(22,078)	(42,303)	(1,596)
Acquired below market lease intangibles	74,547	84,779	5,926

Balance at December 31	$6,648,954	3,229,617	122,720

(E)       Reconciliation of accumulated depreciation:

Balance at January 1	$36,290	140	-
Depreciation expense	147,353	36,150	140

Balance at December 31	$183,643	36,290	140

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2005.

Item 9(a).  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2005, our chief executive officer, principal financial officer and principal accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer, principal financial officer and principal accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information which appears under the captions "Proposal No. 1 - Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 11, provided, however, that the Report of the Compensation Committee of the board of directors on Executive Compensation set forth there in shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Action of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.   Principal Accounting Fees and Services

The information which appears under the caption "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated by reference into this Item 14.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

    (1)  Reports of Independent Registered Public Accounting Firm

    (2) The consolidated financial statements of the Company are set forth in the report in Item 8.

    (3) Financial Statement Schedules:

    Financial statement schedule for the year ended December 31, 2005 is submitted herewith.

Page
Real Estate and Accumulated Depreciation (Schedule III)	72

        Schedules not filed:

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or          the information is presented in the consolidated financial statements or related notes.

    (4) Exhibits:  See Item (b) below

(b)  Exhibits:

EXHIBIT NO.	DESCRIPTION
3.1*	Second Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

3.2.1*	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005.

4.1*	Specimen Certificate for the Shares.

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.9*	Share Repurchase Plan.

10.509*	Interim Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.510*	Consolidated, Amended and Restated Secured Promissory Note Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.511*	Loan Agreement Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

10.512*	Guaranty Loan No. 754183 (Re: Coram Plaza) dated January 26, 2005.

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

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

31.3	Rule 13a-15(e)/15d-15(e) Certification by Principal Accounting Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Financial Officer and Principal Accounting Officer.

99.1*	Code of Business Conduct and Ethics

99.2*	Nonretaliation Policy

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and Affiliated Director
Date:	February 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Brenda G. Gujral		/s/ Kenneth H. Beard

By:	Brenda G. Gujral	By:	Kenneth H. Beard
	Chief Executive Officer and Affiliated Director		Independent Director
Date:	February 28, 2006	Date:	February 28, 2006

	/s/ Steven P. Grimes		/s/ Paul R. Gauvreau

By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Independent Director
Date:	February 28, 2006	Date:	February 28, 2006

	/s/ Lori J. Foust		/s/ Gerald M. Gorski

By:	Lori J. Foust	By:	Gerald M. Gorski
	Principal Accounting Officer		Independent Director
Date:	February 28, 2006	Date:	February 28, 2006

	/s/ Robert D. Parks		/s/ Barbara A. Murphy

By:	Robert D. Parks	By:	Barbara A. Murphy
	Chairman and Affiliated Director		Independent Director
Date:	February 28, 2006	Date:	February 28, 2006

/s/ Frank A. Catalano, Jr.

By:	Frank A. Catalano, Jr.
Independent Director
Date:	February 28, 2006