Form 10-K/A
period 2005-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-05-01
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2005

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  000-51199 000-30413

Inland Western Retail Real Estate Trust, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	36-4246655 42-1579325 (I.R.S. Employer Identification Number)

2901 Butterfield Road, Oak Brook, IL (Address of principal executive office)	60523 (Zip code)

Registrant's telephone number, including area code: 630-218-8000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class: None	Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:
Title of class: Common stock, $0.01 par value per share Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [X] No [  ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [ X  ]      No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [ X ] Accelerated filer    [   ] Non-accelerated filer    [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [   ]  No [ X ]

Aggregate market value of the voting and non-voting registrant’s common s tock hares held by non-affiliates of the registrant, i.e. by persons other than officers and affiliated companies at as of June 30, 2005 was $ 2,374,802,147 3,571,892,750 ..

As of March 3, 2006 February 21, 2006 , there were 259,452,489 437,886,009 shares of common stock outstanding.

.

EXPLANATORY NOTE

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission , or (the “ SEC , ”) on March 8 February 28 , 2006, to report the information required by the following items:

Part III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accountant Account ing ant’s Fees and Services

Part III

(Dollar amounts in thousands, except share and per share amounts)

Item 10.   Directors and Executive Officers of the Registrant

Our current directors and executive officers and their positions are as follows:

Name	Age*	Position and office with us

Robert D. Parks	62	Chairman and affiliated director
Roberta S. Matlin	61	Vice president - administration
Gary E. Pechter	54	Secretary
Steven P. Grimes	39	Principal financial officer
Brenda G. Gujral	63	Chief executive officer and affiliated director
Frank A. Catalano, Jr.	44	Independent director
Kenneth H. Beard	66	Independent director
Paul R. Gauvreau	66	Independent director
Gerald M. Gorski	63	Independent director
Barbara A. Murphy	68	Independent director

*As of January 1, 2006

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

Robert D. Parks has been our Chairman and an affiliated director since our inception on March 5, 2003. He is a director of The Inland Group, Inc. and one of its four original principals; Chairman of Inland Real Estate Investment Corporation, Director of Inland Securities Corporation, and a director of Inland Investment Advisors, Inc.  Mr. Parks is Chairman, Chief Executive Officer, and affiliated director of Inland American Real Estate Trust, Inc. and President, Chief Executive Officer and a director of Inland Real Estate Corporation.  He is an affiliated director of Inland Real Estate Exchange Corporation.

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

Gary E. Pechter   was elected as our Secretary effective November 8, 2005. Mr. Pechter joined The Inland Group, Inc. (TIGI) in February 1985. He is currently Senior Vice President of TIGI and Senior Counsel with The Inland Real Estate Group (TIREG) law department.  Mr. Pechter is involved in all aspects of TIGI’s business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters, litigation management and supervisory responsibilities of paralegals and younger attorneys in TIREG’s law department.  He received his B.S. Degree in Psychology from the University of Illinois at Champaign in 1972 and a J.D. from the John Marshall Law School in 1977.  Prior to joining TIGI, Mr. Pechter worked for MAT Associates, a hotel developer and Pioneer National Title Insurance Company.  He is also a licensed real estate broker.

Steven P. Grimes joined our advisor as its Principal Financial Officer and became our treasurer and principal financial officer in 2004.  He is responsible for our finances and borrowings. Prior to joining our advisor, Mr. Grimes was a director with Cohen Financial and was a senior manager with Deloitte and Touche. Mr. Grimes received his B.S. Degree in Accounting from Indiana University and is a Certified Public Accountant. Mr. Grimes is a member of the AICPA and the Illinois CPA Society.

Brenda G. Gujral has been an affiliated director since our inception on May 3, 2003. She is President, Chief Operating Officer and a director of Inland Real Estate Investment Corporation (IREIC) and President, Chief Operating Officer and a director of Inland Securities Corporation (ISC) - a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is also Chief Executive Office of Inland Western Retail Real Estate Trust, Inc.; a director of Inland Investment Advisors, Inc.; Chairman of the Board of Inland Real Estate Exchange Corporation; and Affiliated Director of Inland American Real Estate Trust, Inc.

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

Frank A. Catalano, Jr. has been one of our independent directors since our inception on March 5, 2003. He has served as president of Catalano & Associates since 1999.  Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking.  Since 2002, he has been a vice president of First Home Mortgage Company.  Prior to that, Mr. Catalano was a regional manager at Flagstar Bank.  He also was president and chief executive officer of CCS Mortgage, Inc. from 1995 through 2000, when Flagstar Bank acquired it.

Mr. Catalano is a member of the Elmhurst, IL Chamber of Commerce and as past chairman of the board, he is also a member of the Elmhurst Jaycees, Elmhurst Hospital Board of Governors, Elmhurst Kiwanis and is currently the President of Elmhurst Historical Museum Commission.  Mr. Catalano holds a mortgage broker’s license.

Kenneth H. Beard has been one of our independent directors since our inception on March 5, 2003. He is president and chief executive officer of Midwest Mechanical Group, a mechanical construction and service company.   From 1999-2002 he was president and chief executive officer of Exelon Services, a subsidiary of Exelon Corporation, where he had responsibility for financial performance including being accountable for creating business strategy, growing the business through acquisition, integrating acquired companies and developing infrastructure for the combined acquired businesses.  Prior to that position, from 1974 to 1999, Mr. Beard was the founder, president and chief executive officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning company providing innovative and cost effective construction services and solutions for commercial, industrial, and institutional facilities.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment having positions in sales, sales management and general management.

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

Paul R. Gauvreau has been one of our independent directors since our inception on March 5, 2003. He is the retired chief financial officer, financial vice president and treasurer of Pittway Corporation, New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001.  He was president of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He was a financial consultant to Honeywell, Inc.; Genesis Cable, L.L.C.; ADUSA, Inc.  He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003.

Mr. Gauvreau holds a MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees and Chairman of the Finance Committee of Benedictine University, Lisle, Illinois; a member of the Board of Trustees of the Chaddick Institute of DePaul University, Chicago, Illinois; and a member of the board of directors and vice president of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Gerald M. Gorski has been one of our independent directors since July 1, 2003. He is a partner in the law firm of Gorski and Good, Wheaton Illinois.  Mr. Gorski’s practice is limited to governmental law.  His firm represents numerous units of local government in Illinois and Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois.  He received a Bachelor of Arts degree from North Central College with majors in Political Science and Economics and a Juris Doctor degree from DePaul University Law School where he was placed on the Deans Honor List.  Mr. Gorski serves as the Vice-Chairman of the Board of Commissioners for the DuPage Airport Authority.  He has written numerous articles on various legal issues facing Illinois municipalities; has been a speaker at a number of municipal law conferences and is a member of the Illinois Bar Association, the Institute for Local Government Law and the International Municipal Lawyers Association.

Barbara A. Murphy has been one of our independent directors since July 1, 2003. She is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board. Ms. Murphy is a Milton Township Trustee and a committeeman for Milton Township Republican Central Committee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force, and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As an active volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop.

Lori J. Foust resigned as principal accounting officer of Inland Western Retail Real Estate Trust, Inc .., effective as of March 14, 2006, to pursue other opportunities within the Inland organization. The duties of the principal accounting officer were assumed by Steven P. Grimes, our current treasurer and principal financial officer.

Scott W. Wilton resigned as our Secretary as of November 8, 2005 to pursue other opportunities within the Inland organization.

Robert D. Parks	Chairman of the Board and Affiliated Director
Richard P. Imperiale	Chairman of the Board of Directors and Independent Director
Barry L. Lazarus	Chief Executive Officer, President and Director
Daniel K. Deighan	Independent Director
Michael S. Rosenthal	Independent Director
Richard P. Imperiale	Independent Director
Kenneth E. Masick	Independent Director
Brenda G. Gujral	Affiliated Director
Thomas P. McGuiness	Chief Operating Officer and Director
James W. Kleifges	Vice President, Chief Financial Officer, Treasurer and Assistant Secretary
Robert J. Walner	Senior Vice President, General Counsel and Corporate Secretary
JoAnn Armenta	President of Management Operations
John DiGiovanni	Senior Vice President of Development
Jeffrey Boehning	Vice President of Asset Management and Acquisitions

RICHARD P. IMPERIALE (age 47) Mr. Imperiale is our Chairman and has been one of our Directors since December 2004. He is President and founder of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company. Uniplan and its affiliates manage and advise over $300 million in client accounts. Uniplan specializes in providing clients with consistently superior risk-adjusted returns managing equity, REIT and specialty portfolios.

Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank).

In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. In 1984, Mr. Imperiale founded Uniplan, Inc., with the objective of managing investment portfolios to achieve the greatest long-term risk-adjusted return for conservative institutional clients. The quantitative techniques used by Uniplan to manage portfolios have consistently ranked the firm among the top institutional managers on a risk-adjusted basis. In 1993, Uniplan was ranked #2 of 315 balanced managers for 10 year performance by Nelsons Investment Services and in 1994, Uniplan was ranked #1 of 374 managers on a risk-adjusted basis for five years by Money Manager Review. In addition, the Forward Uniplan Real Estate Fund received a Five Star ranking from the Morningstar mutual fund rating service for the period ended May 31, 2002.

Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and is a regular guest on CNNfn’s Power Lunch. He has appeared on Bloomberg News, CNBC, and is a frequent guest on the syndicated radio talk show, Money Sense. He recently authored the book, Real Estate Investment Trusts: New Strategies For Portfolio Management , published by John Wiley & Sons, 2002.

He attended Marquette University Business School where he received a BS Degree in Finance. In addition, Mr. Imperiale completed the postgraduate lecture series in corporate finance at the University of Chicago Graduate School of Business and received a certificate in legal research from Concordia University.

ROBERT D. PARKS (age 62) Mr. Parks has been a director of The Inland Group Inc. (“Inland”) and its affiliates since 1968 and is one of the four original principals. He has been our Chairman and a Director since our formation in 1998, and he was our Chief Executive Officer until our acquisition of our business manager/advisor and property managers in December 2004. He is chairman of Inland Real Estate Investment Corporation, a director of Inland Securities Corporation and a director of Inland Investment Advisors, Inc. Mr. Parks is president, chief executive officer and an affiliated director of Inland American Real Estate Trust, Inc. and president, chief executive officer and a director of Inland Real Estate Corporation. He has been an affiliated director of Inland Western Retail Real Estate Trust, Inc. since its inception on March 5, 2003, as well as chairman of the board until 2005.

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

BARRY L. LAZARUS (age 59) Mr. Lazarus has been our President, Chief Operating Officer and a Director since our formation in 1998 until May 2005, when he relinquished his role as Chief Operating Officer. He has been our Chief Executive Officer since December 2004. He was our Treasurer and Chief Financial Officer from June 1999 until December 2004. In his capacity as our President and Chief Executive Officer, Mr. Lazarus has been responsible for implementation of Board policy on a daily basis. He has overseen property acquisitions, financing and other investment activities. His interaction with various company departments including accounting, legal, property management and development has enabled us to effectively coordinate our major operating divisions.

After a brief career in public accounting, Mr. Lazarus joined Inland in 1973 as its original controller and was later promoted to treasurer. From 1973 to 1979, he supervised all corporate and partnership accounting and tax matters and managed corporate financial affairs. In 1979, Mr. Lazarus relocated to Phoenix, Arizona and formed The Butterfield Company, a development and contracting firm, while also serving as a consultant to investors in several commercial ventures. Between 1979 and 1987, The Butterfield Company successfully completed several projects in conjunction with national real estate firms, including Inland. From 1988 until October 1990, Mr. Lazarus was vice president of finance for UDC Homes, Inc., then a New York Stock Exchange Company and the largest homebuilder in the state of Arizona. His duties included obtaining financing for numerous development and construction projects in the southeastern and southwestern United States, as well as maintaining investor relations.

Mr. Lazarus rejoined Inland in October 1990 and became president of Intervest Midwest Real Estate Corporation, then an affiliate of Inland. Mr. Lazarus solely owned Wisconsin and Southern Land Company, Inc., of which he had been president and director since December 1993. Wisconsin and Southern Land Company, Inc., which had its office in Orlando, Florida, was a holding company that acquired Intervest from Inland in 1994. Intervest, pursuant to a service agreement, previously provided property zoning, development and disposition services to Wisconsin Capital Land Fund, L.P., a private placement real estate equity program sponsored by our Sponsor.

Mr. Lazarus is president of Inland Shelter Group, LLC, Orlando, Florida, which had been engaged in the development of apartment buildings in the state of Georgia through 1998. He received his B.B.A. degree from the University of Wisconsin and is a certified public accountant.

DANIEL K. DEIGHAN (age 65) Mr. Deighan has been a Director since September 1998.  He is an appraiser who holds the MAI designation from the American Institute, and has over 25 years of appraisal experience. He has testified as an expert witness in numerous counties throughout Florida, and in courts in New York in eminent domain and other appraisal matters. Deighan Appraisal Associates, Inc. was formed in 1971. Its business is the providing of expert appraisal, consulting and eminent domain services throughout Florida.

Deighan Appraisal Associates, Inc. was honored as the “Business of the Year” in 1990 by the Port St. Lucie Chamber of Commerce. Mr. Deighan has been past vice chairman of the Martin County Industrial Development Agency and a past president of the Tri-County Tec Foundation and the Economic Council of Martin County, Florida. He received his B.A. degree from Siena College, Albany, New York.

MICHAEL S. ROSENTHAL (age 48) Mr. Rosenthal has been one of our Directors since October 1998. He is an attorney who has been in private practice since 1984. He has been a shareholder of the Atlanta, Georgia law firm of Wagner, Johnston & Rosenthal, P.C. since September 1996. From January 1991 through August 1996, Mr. Rosenthal was president and a shareholder of the Atlanta, Georgia law firm of Weinstein, Rosenthal & Tobin, P.C. That law firm’s predecessor conducted business as a partnership under the name of Weinstein, Rosenthal & Tobin from 1986 through December 1990, and Mr. Rosenthal served as its managing partner. Prior to entering the private practice of law, Mr. Rosenthal served as an Assistant Attorney General for the State of Georgia from 1980 through 1984.  He represents primarily service industry clients, providing day-to-day business counseling and advice, and services in the areas of mergers and acquisitions, real estate acquisitions and financings, as well as litigation when necessary.  Mr. Rosenthal received both his B.A. degree and his law degree from the University of Florida.

RICHARD P. IMPERIALE (age 47) Mr. Imperiale has been one of our Directors since December 2004. He is President and founder of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company. Uniplan and its affiliates manage and advise over $300 million in client accounts. Uniplan specializes in providing clients with consistently superior risk-adjusted returns managing equity, REIT and specialty portfolios.

Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank).

In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. In 1984, Mr. Imperiale founded Uniplan, Inc., with the objective of managing investment portfolios to achieve the greatest long-term risk-adjusted return for conservative institutional clients. The quantitative techniques used by Uniplan to manage portfolios have consistently ranked the firm among the top institutional managers on a risk-adjusted basis. In 1993, Uniplan was ranked #2 of 315 balanced managers for 10 year performance by Nelsons Investment Services and in 1994, Uniplan was ranked #1 of 374 managers on a risk-adjusted basis for five years by Money Manager Review. In addition, the Forward Uniplan Real Estate Fund received a Five Star ranking from the Morningstar mutual fund rating service for the period ended May 31, 2002.

Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and is a regular guest on CNNfn’s Power Lunch. He has appeared on Bloomberg News, CNBC, and is a frequent guest on the syndicated radio talk show, Money Sense. He recently authored the book, Real Estate Investment Trusts: New Strategies For Portfolio Management , published by John Wiley & Sons, 2002.

He attended Marquette University Business School where he received a BS Degree in Finance. In addition, Mr. Imperiale completed the postgraduate lecture series in corporate finance at the University of Chicago Graduate School of Business and received a certificate in legal research from Concordia University.

KENNETH E. MASICK (age 60) Mr. Masick has been one of our Directors since December 1998. He has been a partner of Wolf & Company LLP, certified public accountants, since its formation in 1978. That firm, one of the largest in the Chicagoland area, specializes in audit, tax and consulting services to privately owned businesses. Mr. Masick currently is partner-in-charge of the firm’s audit and accounting department and is responsible for the firm’s quality control. His accounting experience also includes forecasts and projections, feasibility studies and due diligence activities on acquisitions.

Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is also licensed as a General Securities Representative and as a Financial and Operations Principal at the NASD. Mr. Masick is a member of the American Institute of Certified Public Accountants and the Illinois CPA Society. He also serves as treasurer of Oak Brook Financial Group, Inc., a securities broker dealer firm. All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

BRENDA G. GUJRAL (age 62) Mrs. Gujral has been a director since December 2004. She is president, chief operating officer and a director of Inland Real Estate Investment Corporation and Inland Securities Corporation. Mrs. Gujral is also chief executive officer and a director of Inland Western Retail Real Estate Trust, Inc. and Inland Investment Advisors, Inc., an investment advisor. Mrs. Gujral is also president and director of Inland American Real Estate Trust, Inc. and chairperson of the board of Inland Real Estate Exchange Corporation.

Mrs. Gujral has overall responsibility for the operations of Inland Real Estate Investment Corporation, including the distribution of checks to over 50,000 investors, the review of periodic communications to those investors, the filing of quarterly and annual reports for Inland’s publicly registered investment programs with the Securities and Exchange Commission, compliance with other Securities and Exchange Commission and National Association of Securities Dealers securities regulations both for Inland Real Estate Investment Corporation and Inland Securities Corporation, review of asset management activities and marketing and communications with the independent broker-dealer firms selling current and prior Inland-sponsored investment programs. She works with internal and outside legal counsel in structuring Inland Real Estate Investment Corporation’s investment programs and in connection with the preparation of its offering documents and registering the related securities with the Securities and Exchange Commission and state securities commissions.

Mrs. Gujral has been with the Inland organization for over 20 years, becoming an officer in 1982. Prior to joining the Inland organization, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon to implement land use legislation for that state.

Mrs. Gujral is a graduate of California State University. She holds Series 7, 22, 39 and 63 licenses from the National Association of Securities Dealers and is a member of The National Association of Real Estate Investment Trusts. She is also a member of the Financial Planning Association, the Foundation for Financial Planning and the National Association for Female Executives.

THOMAS P. MCGUINNESS (age 50) Mr. McGuinness became our Chief Operating Officer in May 2005.  Mr. McGuinness joined The Inland Group, Inc. organization in property management in 1982 and became President of Mid-America Management Corporation, a property management company within the Inland organization, in July 1990 and Chairman in 2001.  He is also President of Inland Property Management, Inc., as well as a Director of Inland Commercial Property Management, both property management companies within the Inland organization.  He is President and a Manager of Inland HOLDCO Management LLC, a holding company for the three property managers of Inland Western Retail Real Estate Trust, Inc.  He is also President and a Manager of Inland US Management LLC, Inland Pacific Properties Services LLC and Inland Southwest Management LLC, the three property managers of Inland Western Retail Real Estate Trust, Inc.

Mr. McGuinness is a licensed real estate broker.  He is past president of the Chicagoland Apartment Association and past regional vice president of the National Apartment Association.  He is currently on the board of directors of the Apartment Building Owners and Managers Association, and is a trustee with the Service Employees’ Local No. 1 Health and Welfare Fund, as well as the Pension Fund, and holds CLS and CSM accreditations from the International Council of Shopping Centers.

JAMES W. KLEIFGES (age 56) Mr. Kleifges has been our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since December 29, 2004. From August 2004 through December 2004, Mr. Kleifges was the vice president, corporate controller for Inland Retail Real Estate Advisory Services, Inc., our business manager/advisor, which we acquired on December 29, 2004. Mr. Kleifges was and is responsible for overseeing our accounting and financial reporting and the preparation of all SEC filings.

From April 1999 to January 2004, Mr. Kleifges was vice president/corporate controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion. Prior to Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado. Mr. Kleifges was a senior manager with KPMG in Chicago, Illinois, after completing a career in public accounting from June 1972 to December 1982. Mr. Kleifges earned his Bachelor of Arts Degree in accounting from St. Mary’s University in Winona, Minnesota and has been a certified public accountant since 1974. Mr. Kleifges is a member of the Illinois Society of Certified Public Accountants.

ROBERT J. WALNER (age 59) Mr. Walner has been our Senior Vice President, General Counsel and Corporate Secretary since September 19, 2005.  From September 2003 until September 2005 he was Of Counsel with the law firm of Pircher, Nichols & Meeks, Chicago Illinois where he concentrated his law practice on corporate and securities law, mergers & acquisitions and real estate law.  From January 1994 until July 2003 he served as Chief Legal Officer and Corporate Secretary of Grubb & Ellis Company (NYSE), located in San Francisco California and Northbrook, Illinois, and was a director and officer of certain Grubb & Ellis subsidiaries.  He was a senior Vice President of Grubb & Ellis Company from January 1994 to November 2001.  He also served as Executive Vice President and Chief Administrative Officer of Grubb & Ellis Company from November 2001 until July 2003.  From November 1979 until August 1992 he was Senior Vice President, General Counsel and Corporate Secretary of The Balcor Company, the real estate investment subsidiary of American Express Company located in Skokie, Illinois. He was also President and Treasurer of Balcor Securities Company, a NASD broker/dealer.  Mr. Walner was also associated with various law firms as a litigator and transaction attorney and started his legal career as an enforcement attorney with the United States Securities and Exchange Commission.

Mr. Walner received a BA degree in Finance from the University of Illinois (Champaign/Urbana), a JD degree (Law Review Associate Editor) from DePaul University College of Law, and an MBA degree, with distinction, from the Kellogg School of Management at Northwestern University. Mr. Walner is designated as a Specialist in Real Estate Investment (SRI), a Specialist in Real Estate Securities (SRS) and a Counselor of Real Estate (CRE).  He is a member of the NYSE Board of Arbitrators and Mediators and the NASD Board of Arbitrators.  He will be 2006/2007 President of the Society of Corporate Secretaries and Governance Professionals (Chicago Chapter).  He is a founder and member of the board of advisors of the Real Estate Investment Association and is National Chairman of the Tax, Regulatory and Legislative Committee of the Counselors of Real Estate.

JOANN ARMENTA (age 31) Ms. Armenta has been President of our property management companies since December 29, 2004. Ms. Armenta joined Mid-America Management in 1992 working in residential management, and became involved with commercial properties in 1995 overseeing the management of retail, office and industrial properties. She has managed a portfolio of retail properties for Inland Commercial Property Management, and was promoted to senior property manager supervising half of the property managers for Inland Real Estate Corporation In 2001, Ms. Armenta accepted a position as assistant vice president for Inland Southern Management Corp., and was later promoted to vice president for Inland Mid-Atlantic Management Corp. Her responsibilities in these positions included supervising due diligence investigations for over 350 retail properties and acquisitions in approximately 36 states. She was responsible for all due diligence on approximately 35 million square feet, including site inspections, tenant interviews, engineering reports, capital upgrades and lease review. She has also been responsible for coordinating the transition of an acquisition target into property operations. Ms. Armenta was also the sole training coordinator for all new property managers and employees for Inland Southeast Property Management Corp., Inland Southern Management Corp. and Inland Mid-Atlantic Management Corp. In addition, she oversaw the management of a portfolio of over 23 million square feet managing retail, office and light industrial for another Inland sister company (Mid-America Management) at the time. Most recently, she was promoted to president of property management for us consisting of approximately 300 properties totaling over 34 million square feet in 25 states.  Her responsibilities include oversight of the company’s management, leasing, marketing and operations. Ms. Armenta holds a SCSM, CLS and a SCMD accreditation with the International Council of Shopping Centers.

JOHN DIGIOVANNI (age 46) Mr. DiGiovanni has been our Senior Vice President of Development since December 29, 2004. Mr. DiGiovanni began his career with Inland in July 2003 as senior vice president of Inland Mid-Atlantic Management. In September 2004, Mr. DiGiovanni was transitioned to help establish a development division for us. As Senior Vice President of Development, Mr. DiGiovanni is responsible for the identification and facilitation of both new development projects and the redevelopment of existing assets to ensure the value retention of those assets.

Prior to joining Inland (2000-2003), Mr. DiGiovanni was senior vice president of development for BVT, a German-based (Munich) syndication company raising equity to promote both new development and acquisitions of existing retail-office properties. In addition to overseeing development projects at BVT, Mr. DiGiovanni was charged with the responsibility of creating and maintaining the reporting and tracking protocols for development projects and the subsequent reporting to partnership interest and the board of directors as to the status and profitability of each project.

JEFFREY BOEHNING (age 33) Mr. Boehning has been our Vice President of Asset Management and Acquisitions since December 2005.  Prior to this Mr. Boehning worked for Inland Real Estate Exchange Corporation where he was primarily responsible for the acquisition due diligence, negotiation of permanent loans, preparation of private placement memoranda, and marketing of the 1031 Custom Exchange Program.

Prior to joining Inland, Mr. Boehning was a Development Associate for AmNed Properties, LLC, a real estate development, investment, and management firm located in Tampa, Florida, where he  was responsible for the analysis of new acquisitions and developments, overseeing all aspects of development projects, and managing operating properties.  Prior to AmNed, Mr. Boehning worked for SouthTrust Bank, N.A. as a Commercial Portfolio Manager for the West Central Florida Commercial Real Estate Group.  He holds a Master in Business Administration with a concentration in Real Estate Finance from DePaul University’s Charles H. Kellstadt Graduate School of Business and received his B.S. in Finance from Elon University in 1995.  Mr. Boehning holds series 7 and 63 licenses with the National Association of Securities Dealers.

The election of members of the Board of Directors is conducted on an annual basis.  Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified.  Accordingly, the term of office of each of our directors will expire at the annual meeting of shareholders to be held later this year.  It is anticipated that at such meeting each current director will be nominated to stand for reelection as a director to hold office until our annual meeting of shareholders in 2005 2006 or until his successor is elected and qualified.  We have no reason to believe that any of the anticipated nominees will be unable or unwilling to serve if elected.

Our Board has established an Audit Committee comprised of Messrs. Catalano, Beard and Gauvreau.   Mr. Gauvreau serves as the chair of the Audit Committee and qualifies as our "financial expert" under the rules of the Securities and Exchange Commission.  These three directors meet the independence standards promulgated by in accordance with the National Association of Securities Dealers' listing standards and under other applicable law. The Board has adopted a written charter for the Audit Committee.

The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by and the independence of our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls.

On October 12, 2004, our Board unanimously adopted a Code of Business Conduct and Ethics, Nonretaliation Policy, and Complaint Procedures for Accounting and Auditing Matters.

The Board of Directors has determined that Mr. Masick qualifies as “audit committee financial expert” under the rules and regulations of the Securities and Exchange Commission.

We electronically file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the Securities and Exchange Commission (SEC).  The public may read and copy any of the reports that are filed with SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549.    The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)-SEC-0330.  The SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.  Additionally, our investor may obtain copies of these materials and other documents at no charge from Inland Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.  Attn: Investor Relations.

I I tem 11.   Executive Compensation

The following table sets forth information regarding the annual compensation we paid to our Chief Executive Officer and the four other most highly compensated executive officers during 2005.  Prior to the acquisition of our business manager/advisor and our property managers on December 29, 2004, Barry L. Lazarus was our only executive officer who received compensation from us.  Our other executive officers were all employees of Inland Real Estate Investment Corporation, the prior owner of our business manager/advisor, and/or its affiliates, and were compensated by those entities, in part, for their services rendered to us.  We did not pay any of these individuals, other than Mr. Lazarus, for serving in their respective positions.

					Long-Term Compensation
					Awards		Payouts
		Annual Compensation				Securities		All
				Other Annual	Restricted	Underlying	LTIP	Other
Name and Principal Position	Year	Salary	Bonus	Compensation	Stock Awards	Options/SARs	Payouts	Compensation

Barry L. Lazarus	2005	$ 300	$ 30	$ -	$ 15	1,363	$ -	$ -
Chief Executive Officer and	2004	250	60	-	-	-	-	-
President	2003	200	50	-	-	-	-	-

John DiGiovanni	2005	220	61	-	11	999	-	-
Senior Vice President	2004	-	-	-	-	-	-	-
Development and Redevelopment	2003	-	-	-	-	-	-	-

James W. Kleifges	2005	155	41	-	8	704	-	-
Vice President	2004	-	-	-	-	-	-	-
Chief Financial Officer	2003	-	-	-	-	-	-	-

JoAnn Armenta	2005	129	13	-	6	589	-	-
President of Property	2004	-	-	-	-	-	-	-
Management	2003	-	-	-	-	-	-	-

Michael J. Moran (1)	2005	114	-	-	-	-	-	-
Vice President	2004	-	-	-	-	-	-	-
General Counsel and Secretary	2003	-	-	-	-	-	-	-

(1)

Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

We have no employees and our executive officers will not receive any compensation from us for their services as such officers. Our executive officers are officers of one or more of the Inland Affiliated Companies, and are compensated by those entities, in part, for their services rendered to us.  We pay our Business Manager/Advisor and its affiliates (which are Inland Affiliated Companies) certain compensation in exchange for services they provide to us. Such compensation is described below under "Certain Relationships and Related Transactions."

We do not have a standing nominating committee of the Board of Directors. The Board of Directors itself serves in those capacities. We do not have a compensation committee as we have no employees.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

There is no compensation committee. The Board of Directors has been responsible for all compensation decisions.  As we have no employees, there are no compensation decisions to be made by the Board of Directors.

Options and SAR Grants

The following table summarizes all grants of share options to executive officers made during 2005.  There were no grants of stock appreciation rights to any executive officers during 2005.

		Individual Grants			Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
Name	Number of Shares Underlying Options Granted	% of Total Options Granted to Employees during 2005	Exercise Price Per Share	Expiration Date	5%	10%

Barry L. Lazarus	1,363	4.13%	$ 11.00	4/11/2016	$ 24,422	$ 38,888
John DiGiovanni	999	3.03%	11.00	4/11/2016	17,900	28,503
James W. Kleifges	704	2.13%	11.00	4/11/2016	12,614	20,086
JoAnn Armenta	589	1.78%	11.00	4/11/2016	10,554	16,805
Michael J. Moran (1)	-	-	-	-	-	-

(1)

Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

(2)

A There is no established public trading market for our shares of common stock.  Our shares are not listed or traded on any national securities exchange or quoted in an inter-dealer quotation system.  We calculated the potential realizable value of each grant of options assuming a market price of $11.00 as of the grant date, April 12, 2006.  This conclusion was based upon ___________________________.  Although we estimate that the fair market value of our shares is $11.00 per share, there can be no assurances that our shareholders could sell any or all of their shares for $11.00 per share, or that our shares would trade at such a price if we were to list on a national securities exchange or become quoted in an inter-dealer quotation system.

Aggregated Option and SAR Exercises and Fiscal Year-End Option and SAR Value Table

The following table summarizes all exercises of options during 2005, and the number and value of options held at December 31, 2005 by executive officers.

Individual Grants
Name	Shares Acquired on Exercise	Value Realized	Number of Securities Unexercised Option/SARs at 12/31/2005 Exercisable/ Unexercisable	Value of Unexercised In-the-Money Options/SARs at 12/31/2005 Exercisable/ Unexercisable

Barry L. Lazarus	-	$ -	0/1,363	$ 0/0
John DiGiovanni	-	-	0/999	0/0
James W. Kleifges	-	-	0/704	0/0
JoAnn Armenta	-	-	0/589	0/0
Michael J. Moran (1)	-	-	0/0	0/0

(1)

Effective December 29, 2004, Mr. Moran became our Vice President, General Counsel and Secretary.  Mr. Moran resigned May 13, 2005.

Long-Term Incentive Plan

We do not offer long-term incentive plans providing compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year.

Pension Plan Table

We do not offer defined benefit or actuarial plans.

Compensation of Directors

Base Compensation. We pay each of our independent directors , other than Messrs. Parks and Lazarus and McGuinness and Ms. Gujral, an annual fee of $ 1828 fifteen thousand dollars .. In addition,   We pay Mr. Imperiale an additional $5,000 per year as our Chairman of the Board of Directors.  In addition, each independent director , other than Messrs. Parks and Lazarus and McGuinness and Ms. Gujral, receives one thousand five hundred dollars for attending in person, or four three hundred fifty dollars for attending by telephone , each meeting of our Board and or one thousand dollars for attending, whether in person or by telephone,   a meeting of the Special C c ommittee thereof of which they are a member .. Messrs. Gauvreau, Catalano and Beard are members of the Audit Committee and each received seven hundred fifty dollars for attending an audit committee meeting in person or five hundred dollars for attending by telephone.  In 2005, Mr. Catalano was paid a fee of thirty-one thousand dollars, Mr. Gauvreau was paid a fee of thirty-one thousand dollars, Mr. Beard was paid a fee of thirty-one thousand dollars, Mr. Gorski was paid a fee of twenty-four thousand dollars and Ms. Murphy was paid a fee of twenty-four thousand dollars for their services as

Independent Directors. Mr. Parks and Ms. Gujral do not receive any fees or other remuneration for serving as our Affiliated Directors. Each of Messrs. Deighan, Masick and Rosenthal were paid fees of $30, $35 and $37 in 2005, 2004 and 2003, respectively for their services as directors.  Mr. Imperiale became a director on December 20, 2004 and was paid a fee of $27 in 2005 for his service as a director.

Options. Under our independent director stock option plan, each non-employee director (as defined under Rule 16b-3 of the Securities Exchange Act of 1934) is entitled to be granted an option to acquire three thousand shares as of the date they become a director and an additional five hundred shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 200 0, 5 so long as the director remains a member of the Board on such date. The options for the initial three thousand shares will be exercisable as follows; one thousand shares on the date of grant and one thousand shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders’ meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $ 9.05 8.95 per share. As of December 31, 2005, no options to acquire eight thousand shares shares have been were  exercised and o and o ptions to acquire fourteen twenty thousand shares were outstanding.  We have not granted any options to M ess r s .. Parks or Lazarus Parks or McGuinness or Ms. Gujral.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

BARRY L. LAZARUS.  Mr. Lazarus has an employment agreement that commenced on December 29, 2004 to serve as President and Chief Executive Officer of Inland Retail Real Estate Trust, Inc. (the “Company”).  The employment agreement provides that Mr. Lazarus will receive a base salary of $300 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon the Company’s achievement of its performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. Lazarus is $330 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent on to renew.  The employment contract may be terminated by the individual or the Company for any reason effective upon sixty days prior written notice or by the Company for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or the Company for any reason, the Company shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. Lazarus is not entitled to any other severance.

JOHN DiGIOVANNI.  Mr. DiGiovanni has an employment agreement that commenced on December 29, 2004 to serve as Senior Vice President – Development and Redevelopment of the Company.  The employment agreement provides that Mr. DiGiovanni will receive a base salary of $200 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon the Company’s achievement of its performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. DiGiovanni is $245 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent on to renew.  The employment contract may be terminated by the individual or the Company for any reason effective upon sixty days prior written notice or by the Company for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or the Company for any reason, the Company shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. DiGiovanni is not entitled to any other severance.

ROBERT J. WALNER .   Mr. Walner has an employment agreement that commenced on September 19, 2005 to serve as Senior Vice President, General Counsel and Corporate Secretary of the Company until December 31, 2007, unless the agreement is terminated earlier by either party.  Mr. Walner will devote all of his business time and efforts to the Company in exchange for a base annual salary of $265 until August 31, 2006 and at a base salary of $285 from September 1, 2006 until the agreement expires.  Mr. Walner was also granted options to acquire 25 shares of common stock.  In the event Mr. Walner’s employment terminates at December 31, 2007, Mr. Walner will be entitled to a severance payment of $200, any unvested long term restricted stock grants shall vest and any rights with respect to any stock options shall be determined in accordance with the plan under which the stock options were granted and any applicable grant agreements.

Further, the employment agreement provides that Mr. Walner will also be eligible to earn an annual incentive bonus for each year based on the Company’s performance and Mr. Walner’s personal performance.  Mr. Walner’s annual incentive bonus opportunity shall range from 5% to 20% of base salary, 50% of which shall be based on how the growth rate of the Company’s funds from operations (“FFO”) compares to the median growth rate of FFO for the retail property sector as published by the National Association of Real Estate Investment Trusts (“NAREIT”).  The remaining 50% shall be at the Company’s discretion.  Mr. Walner will also be eligible to receive grants of long-term restricted stock in accordance with the Inland Retail Real Estate Trust 2005 Equity Award Plan.  Such grants shall be based upon how the Company’s FFO compares to the median growth rate of FFO for the retail sector as reported by NAREIT and his individual performance.  Such grants, if any, could range from 10% to 20% of base salary, 50% of which shall be based upon how the growth rate of the Company’s FFO compares to the median growth rate of FFO for the retail property sector as published by the NAREIT.  He is also eligible to receive the other employee benefits that are available to senior executives of the Company.

In the event Mr. Walner dies or becomes disabled, he will be entitled to payment of any accrued base salary, accrued vacation amount or accrued bonus amount (each as defined in the employment agreement) and to benefits in accordance with the terms of applicable benefit plans, and all unvested long term restricted stock grants shall immediately vest.

In the event Mr. Walner terminates his employment with “good reason” (as defined in the employment agreement) or is terminated without “cause” (as defined in the employment agreement), and if Mr. Walner signs a release in the form attached to his employment agreement, Mr. Walner will be entitled to payment of any accrued base salary, accrued vacation amount or accrued bonus amount and to benefits in accordance with the terms of applicable benefit plans.  Mr. Walner will also be entitled to payment equal to the sum of (i) one year’s base salary plus (ii) the threshold bonus amount (as defined in the employment agreement) plus (iii) the current value of the number of shares equal to the threshold stock grant (as defined in the employment agreement), payable in a lump sum, and the vesting of any unvested long term restricted stock grants shall be suspended and shall vest on the second anniversary of such termination so long as there has been no prior violation by Mr. Walner of the non-compete and similar provisions in the employment agreement.  In the event such a termination occurs within the period beginning 60 days before and ending one year after a change in control (as defined in the employment agreement), and if Mr. Walner signs a release in the form attached to his employment agreement, Mr. Walner will be entitled to the same benefits described above, except that he will be entitled to two times his base salary (rather than one year’s base salary), and Mr. Walner will also be entitled to be reimbursed by the Company for his COBRA premiums (if any) for the lesser of (i) the period of such COBRA coverage or (ii) twelve months.  The agreement provides for certain other benefits if Mr. Walner’s employment is terminated other than for “Good Reason” (as defined in the Agreement), death or disability or in the event of a change in control.

JAMES W. KLEIFGES.  Mr. Kleifges has an employment agreement that commenced on December 29, 2004 to serve as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company.  The employment agreement provides that Mr. Kleifges will receive a base salary of $150 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon the Company’s achievement of its performance objectives and this individual’s contribution towards such achievements.  The base salary for Mr. Kleifges is $200 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement  and will automatically renew for successive one year periods unless either party provides notice of its intent on to renew.  The employment contract may be terminated by the individual or the Company for any reason effective upon sixty days prior written notice or by the Company for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or the Company for any reason, the Company shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Mr. Kleifges is not entitled to any other severance.

JOANN ARMENTA.   Ms. Armenta has an employment agreement that commenced on December 29, 2004 to serve as President of each of Inland Mid-Atlantic Management Corp., Inland Southern Management Corp. and Inland Southeast Property Management Corp., all of which are subsidiaries of the Company.  The employment agreement provides that Ms. Armenta will receive a base salary of $110 per year, to be reviewed as of each July 1.  In addition, the Board of Directors (or any appropriate committee thereof) may, in its sole discretion, pay an annual bonus based upon the Company’s achievement of its performance objectives and this individual’s contribution towards such achievements.  The base salary for Ms. Armenta is $165 for 2006.

The initial term of employment is for a three year period ending on the third anniversary of this agreement and will automatically renew for successive one year periods unless either party provides notice of its intent on to renew.  The employment contract may be terminated by the individual or the Company for any reason effective upon sixty days prior written notice or by the Company for “cause” (as defined in the employment agreement) effective without prior notice.

If employment is terminated by the individual or the Company for any reason, the Company shall pay or provide base salary accrued through the termination of the agreement, reimbursable expenses, pro-rata annual bonus and any benefits required to be paid or provided under applicable law.  Ms. Armenta is not entitled to any other severance.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee of the Board was established on March 23, 2005.  The Committee is comprised of four independent directors; Daniel K. Deighan, Kenneth E. Masick, Michael S. Rosenthal and Richard P. Imperiale.  Richard P. Imperiale serves as the Chairman of the Executive Compensation Committee.  None of the members are officers or employees of the Company.

I I tem 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of December 31, 2005 April 15, 2006 , regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares. As of December 31, 2005 April 15, 2006 , we had approximately 58,173 one hundred sixteen thousand stockholders of record and approximately 258,224 438,862,000 shares of common stock outstanding.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF CLASS

Robert D. Parks	645	(2)	*
Robert D. Parks Brenda G. Gujral	129,622.1889 133	(2) (32)	*
Roberta S. Matlin Barry L. Lazarus	300.3359 127		*
Michael S. Rosenthal	12	(43)	*
Gary E. Pechter	-		*
Steven P. Grimes Daniel K. Deighan	- 7	(43)	*
Kenneth E. Masick	9	(43)	*
Brenda G. Gujral Richard P. Imperiale	- 1	(43)	*
Frank A. Catalano, Jr. Thomas P. McGuinness	6,401.5834 130	(3) (54)	*
Kenneth H. Beard John DiGiovanni	58,177.3863 17	(3)	*
Paul R. Gauvreau James W. Kleifges	115,231.8436 -	(3)	*
Gerald M. Gorski Robert J. Walner	5,689.3705 -	(3)	*
Barbara A. Murphy JoAnn Armenta	3,500.0000 29	(3)	*
Jeffrey Boehning	-		*

			*
All Directors and Executive Officers as a group (10 persons)	318,922.7086	(2)(3)	*
All Directors and Executive Officers as a group (13 12 persons)	1,110465		*

5% Stockholders

Daniel L. Goodwin	16,924	(65)

*Less than 1%

(1)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them.

(2)

Beneficial ownership includes outstanding shares and shares which are not outstanding that any person has the right to acquire within 60 days after the date of this table. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them Includes 20,000 shares owned by our Business Manager/Advisor. Our Business Manager/Advisor is a wholly-owned subsidiary of our Sponsor, which is an affiliate of Inland. Mr. Parks is a control person of Inland and disclaims beneficial ownership of the shares owned by the Advisor. .

(2)

Includes 8 shares held in the name of Mr. Parks’ spouse, and 13 shares held jointly by Mr. Parks and his spouse.

(3)

Includes 28 shares held in the name of Mrs. Gujral’s spouse.

(43)

Includes 3,500 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.  For Mr. Rosenthal, includes 2 shares held in UGMA accounts for Mr. Rosenthal’s daughters.

  (54)

Includes 2 shares owned jointly by Mr. McGuinness and his spouse.

(65)

This amount includes 5,207 shares, 2,500 shares and 1,412 shares of common stock owned by Inland Stock and Securities Holding Corporation, Inland Collateral Corporation and IMIC Stock Holding Corporation, respectively, 134 shares owned jointly by Mr. Goodwin and his wife, and 87 shares owned individually by Mr. Goodwin’s wife. Inland Stock and Securities Holding Corporation and Inland Collateral Corporation are direct wholly-owned subsidiaries of The Inland Group, Inc., and IMIC Stock Holding Corporation is an indirect wholly-owned subsidiary of The Inland Group, Inc. Daniel L. Goodwin is the controlling shareholder of The Inland Group, Inc.

Daniel L. Goodwin is party to the Agreement and Plan of Merger, dated as of September 10, 2004, by and among us, IRRETI Acquisition 1, Inc., IRRETI Acquisition 2, Inc., IRRETI Acquisition 3, Inc., IRRETI Acquisition 4, Inc., Inland Retail Real Estate Advisory Services, Inc., Inland Southern Management Corp., Inland Mid-Atlantic Management Corp., Inland Southern Property Management Corp., certain stockholders of our property managers, which we refer to as the participating stockholders, Daniel L. Goodwin, as agent for the participating stockholders, and The Inland Group, Inc., solely for purposes of certain sections of the Merger Agreement. On December 29, 2004, in connection with the closing of the transactions contemplated by the merger agreement, we issued 19,700 shares of our common stock to the participating stockholders and the stockholder of our business manager/advisor, of which, 4,925 are presently held in escrow pursuant to an escrow agreement. Of the 4,925 shares held in escrow, 3,85 9 shares are owned as described in the first paragraph above. The remaining 1,066 shares were issued to the participating stockholders, each of whom retains the right to vote these shares and, in most instances, receive distributions from, or the proceeds from the sale of, these shares. By nature of his role as agent for the participating stockholders pursuant to the merger agreement and the escrow agreement, Daniel L. Goodwin may be considered the beneficial owner of these 1,066 shares; however, pursuant to Rule 13d-4 promulgated under the Securities Exchange Act of 1934, as amended, Daniel L. Goodwin expressly disclaims beneficial ownership of these 1,066 shares for the purposes of Section 13(d) and 13(g) of the Exchange Act.

The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, Illinois 60523.

Equity Compensation Plan Information

The following table sets forth the following information as of December 31, 2005: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights, (ii) the weighted-average exercise price of such options, warrants and rights and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights ( a i )	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ( b ii )	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column ( a iii )
Equity Compensation Plans Approved by Security Holders	- 25	- $10.75	- 275

Equity Compensation Plans Not Approved by Security Holders	14 75,000	$ 9.05 $8.95	53 55,000

Item 13.   Certain Relationships and Related Transactions

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

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Mr. Goodwin is the Chairman of the Inland Real Estate Group of Companies.  He is a stockholder of our Company and directly or indirectly (as agent for certain shareholders pursuant to the business combination set forth below) controls 16,924 shares, or 6.55%, of our common stock.  Mr. Goodwin serves as the Chairman of our Management and Disclosure Committee, or MDC, which consists of senior Company officers, our inside directors and Mr. Goodwin, among others.  The purpose of the MDC is to provide advice to our CEO and to the Board of Directors, in accordance with Mr. Goodwin’s consulting agreement signed in connection with our acquisition of the property managers and advisor in December 2004 (the business combination) and as required by a Special Committee of our Board.  Strategic initiatives and general operating issues are discussed at these meetings. The MDC does not make day-to-day business decisions. Mr. Goodwin and certain other Inland Real Estate Group executives are required to perform these services for no compensation.  MDC meetings are generally held monthly and we determine the agenda for MDC meetings.  As of December 31, 2005 Robert D. Parks, who is a shareholder of ours, was our Chairman and served on our Board of Directors.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team. Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.  On March 3, 2006, Mr. Parks resigned as our Chairman and as one of our affiliated directors, at which time, Richard Imperiale, an independent director, was selected by the Board of Directors to serve as our Chairman and Mr. McGuinness was appointed an affiliated director.  Mr. Parks will continues to serve on the MDC.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions of which .  During the year ended December 31, 2005, we incurred $2,139 and $3,351 during the years ended December 31, 2005 and 2004, respectively.  Of these services of which $84 and $527 remain unpaid as of December 31, 2005 and 2004, respectively.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $438, $407 and $290 for the years ended December 31, 2005, 2004 and 2003, respectively, of which.  none remain unpaid as of December 31, 2005 and 2004.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $96, $84 and none for the years ended December 31, 2005, 2004 and 2003, respectively., of which  none remain unpaid as of December 31, 2005 and 2004.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the years ended December 31, 2005 and 2004, we incurred loan fees totaling $140 and $762, respectively. , of which none remain unpaid as of December 31, 2005 and 2004.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the years ended December 31, 2005, 2004 and 2003, we incurred $9,810, $7,290 and $5,706, respectively,  for these services.  Of these services, of which $330 and $329 remain unpaid as of December 31, 2005 and 2004, respectively.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent was approximately $300, of which we paid approximately $175 to this affiliate for the year ended December 31, 2005.  None remain unpaid as of December 31, 2005.

Our employee benefits, human resources policies and insurance policies are modeled after those used by The Inland Real Estate Group of Companies and were adopted by us pursuant to agreements relative to our business combination.  These policies are administered through Inland Payroll Services, Inc. and Inland Risk and Insurance Management Services, Inc., which we have contracted with to provide these services for us.  We have chosen to use these services rather than administer them internally because we have the availability of highly experienced professionals who charge us rates we believe are billed at their cost and which we believe are at or below market.   Further, we only incur the cost for these services as we need them and are able to avail ourselves of the quantity discounts and purchasing power of The Inland Real Estate Group of Companies. If we are able to obtain these services on a more favorable basis elsewhere, or if we believe we can perform them in house at less cost, we can terminate these agreements.

In addition, The Inland Real Estate Group of Companies conducts various monthly officer and staff meetings for all Inland related and non-related companies.  The purpose of the meetings is to share news regarding various Inland companies as well as real estate industry trends and developments and information of mutual interest. The meetings also provide a format for individuals to communicate in an informal setting away from corporate offices. Attendance is strongly encouraged in order to maintain a dialogue among officers and staff of The Inland Group service providers, affiliates and former affiliates who have agreements with the service providers.

Daniel L. Goodwin and G. Joseph Cosenza are shareholders of ours and we have non-compensatory consulting agreements with both of them.  Mr. Goodwin has agreed to advise us on business strategy and Mr. Cosenza has agreed to advise us on property acquisitions.  Robert D. Parks is our Chairman, serves on our Board of Directors and is also a shareholder.  We have a non-compensatory consulting agreement with him to advise us on matters within his expertise and relating to our business, and to attend certain meetings of our management team.  Thomas P. McGuinness is our Chief Operating Officer (COO) and a shareholder of ours.  We have a compensatory arrangement for his services as our COO and a non-compensatory agreement with him regarding his advice on property management and leasing.

Mr. Goodwin, Mr. Parks and Mr. Cosenza also may own interests in and may be officers and/or directors of certain companies that indirectly own or control the companies which provide services to us and are listed in the chart below and in the following paragraphs.

Company Name	Services Provided

Inland Communications, Inc.	Marketing, communications and media relations services

Inland Office Management and Services, Inc. and Inland Facilities Management, Inc.	Office and facilities management services

The Inland Real Estate Group, Inc.	Legal and advisory services

Inland Payroll Services, Inc.	Pre-employment, new-hire, human resources, benefit administration and payroll and tax administration services

Investors Property Tax Services, Inc.	Property tax payment and processing services and real estate tax assessment reduction services

Inland Computer Services, Inc.	Data processing, computer equipment and support services, and other information technology services

Inland Risk and Insurance Management Services, Inc.	Risk and insurance management services

Inland Real Estate Acquisitions, Inc.	Negotiate property acquisitions, due diligence analysis and other services

The costs of the above services are included in general and administrative expenses, property operating expenses or are capitalized as part of property acquisitions.  During the year ended December 31, 2005 we incurred $2,139 and of which $84 remain unpaid as of December 31, 2005.

Inland Mortgage Servicing Corp. provides loan servicing to us for an annual fee.  Such costs are included in property operating expenses.  A previous agreement allowed for annual fees totaling 0.03% of the first $1,000,000 of the mortgage balance outstanding and 0.01% of the remaining mortgage balance, payable monthly.  On April 1, 2004, we entered into a new agreement for an initial term of one year, and which continues each year thereafter unless terminated.  The fee structure requires monthly payments of one hundred seventy-five dollars per loan serviced.  The fee increases to two hundred dollars per loan should the number of loans serviced fall below one hundred.  These same fees totaled $438 for the year ended December 31, 2005 of which none remain unpaid as of December 31, 2005.

Inland Investment Advisors, Inc. provides investment advisory services for our investment securities for a monthly fee.   The agreement requires us to pay a fee of 0.75% per annum (paid monthly) based on the average daily net asset value of any investments under management.  Such fees are included in general and administrative expenses and totaled $96 for the year ended December 31, 2005of which none remain unpaid as of December 31, 2005.

Inland Mortgage Corporation provides services to procure and facilitate the mortgage financing that we obtain with respect to the properties purchased.  Such costs are capitalized as loan fees and amortized to interest expense over the respective loan term.  During the year ended December 31, 2005 we incurred loan fees totaling $140 of which none remain unpaid as of December 31, 2005.

Metropolitan Construction Services provides general contracting services for tenant improvements, on-going repairs and maintenance and capital improvement projects.  During the year ended December 31, 2005 we incurred $9,810 for these services of which $330 remain unpaid as of December 31, 2005.

In May 2005, an affiliate of The Inland Group, Inc. purchased the building which houses our corporate headquarters located in Oak Brook, Illinois and assumed our office lease from the previous landlord.  Our annual rent is approximately $300 and we paid approximately $175 for the year ended December 31, 2005.  None remain unpaid as of December 31, 2005.

Item 14.   Principal Accountant Account ing ant’s Fees and Services

The following table presents sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2005 and 2004, and fees for other services rendered by it:

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees (1)	$ 747,400 704,000	$ 848,340 546,520
Audit Related Fees (2)	475,346 -	1,080,869 -
Tax Fees ( 2 3 )	141,200 103,63099,430	8 6,025 3,825
All Other Fees	-	-
Total Fees	$ 1,363,946 807,630803,430	$ 1,713,414 932,165

_____________________

(1)

Audit fees include the financial statement audit fee and fees for other attest services, and including $35,000 for the financial statement audit fee related to an unconsolidated joint venture,, internal controls audit fees , consents, assistance with and review of documents filed with the SEC ..

(2)

Audit related fees include the review of documents and issuance of accountant’s consent related to documents filed with the SEC and audits related to S-X section 3-14.

Tax fees consist of fees for review of federal and state income tax returns .. , including $15,800 of tax fees related to an unconsolidated joint venture.

(1)

The audit committee reviews and approves in advance the terms of and compensation for both audit and nonaudit services to be provided by KPMG LLP.  This duty has been delegated to the chairman of the audit committee with any such preapproval reported to the audit committee at its next regularly scheduled meeting. Approval of nonaudit services will be disclosed in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.  Prohibited Non-Audit Services shall be as set forth in the rules promulgated by the SEC, including: (i) bookkeeping or other services related to the accounting records or financial statements of the audit client; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment advisor or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Public Company Accounting Oversight Board prohibits through regulation.

The audit committee has considered whether the provision of the services covered under "All Other Fees" is compatible with maintaining KPMG LLP's independence.  The audit committee approved 100% of the fees described above.

Item 15.  Exhibits

31.1

Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Chief Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Chief Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral /s/ Barry L. Lazarus

By:	Brenda G. Gujral Barry L. Lazarus
Chief Executive Officer and and President
Date:	April 28 ___ , 2006

/s/ James W. Kleifges

By:	James W. Kleifges
Vice President and Chief Financial Officer
Date:	April ___, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	/s/ Brenda G. Gujral /s/ Richard P. Imperiale		/s/ Kenneth H. Beard Brenda G. Gujral

By:	Brenda G. Gujral Richard P. Imperiale	By:	Brenda G. Gujral Kenneth H. Beard
	Chief Executive Officer, President and Director Chairman of the Board and Independent Director		Director Affiliated Director

Date:	April ___, 28, 2006	Date:	April ___, 28, 2006

	/s/ Steven P. Grimes /s/ Barry L. Lazarus		/s/ Paul R. Gauvreau /s/ Daniel K. Deighan

By:	Steven P. Grimes Barry L. Lazarus	By:	Paul R. Gauvreau Daniel K. Deighan
	Chief Executive Officer, President and Director ( Principal Financial Executive Officer )		Independent Director

Date:	April ___, 28, 2006	Date:	April ___, 28, 2006

	/s/ Robert D. Parks /s/ Thomas P. McGuinness		/s/ Gerald M. Gorski /s/ Kenneth E. Masick

By:	Robert D. Parks Thomas P. McGuinness	By:	Gerald M. Gorski Kenneth E. Masick
	Chief Operating Officer and Chairman and Affiliated Director		Independent Director

Date:	April ___, 28, 2006	Date:	April ___, 28, 2006

	/s/ Frank A. Catalano, Jr. /s/ James W. Kleifges		/s/ Barbara A. Murphy /s/ Michael S. Rosenthal

By:	Frank A. Catalano, Jr. James W. Kleifges	By:	Barbara A. Murphy Michael S. Rosenthal
	Director Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)		Independent Director

Date:	April ___, 28, 2006	Date:	April ___, 28, 2006

	CERTIFICATION	EXHIBIT 31.1

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Barry L. LazarusBrenda G. Gujral, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A for the year ended December 31, 2005 of Inland Western Retail Real Estate Trust, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(d)

disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Barry L. Lazarus
/s/ Brenda G. Gujral

By:	Brenda G. GujralBarry L. Lazarus
Chief Executive Officer

Date:	April 28___, 2006

	CERTIFICATION	EXHIBIT 31.2

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, James W. KleifgesSteven P. Grimes, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A for the year ended December 31, 2005 of Inland Western Retail Real Estate Trust, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

(d)

disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

	(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Steven P. GrimesJames W. Kleifges

By:	Steven P. GrimesJames W. Kleifges
Chief Principal Financial Officer

Date:	April 28, ____, 2006

EXHIBIT 32.1

Certification of Chief Executive Officer

Pursuant to 1350 of Title 18 of the United States Code

In connection with the Amendment No. 1 to the Annual Report of Inland Western Retail Real Estate Trust, Inc. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2005 (the “Report”), I, Barry L. LazarusBrenda G. Gujral, the Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Brenda G. Gujral /s/ Barry L. Lazarus

By:

Brenda G. GujralBarry L. Lazarus

Chief Executive Officer

Date:

April 28___, 2006

EXHIBIT 32.2

Certification of Chief Principal Financial Officer

Pursuant to 1350 of Title 18 of the United States Code

In connection with the Amendment No. 1 to the Annual Report of Inland Western Retail Real Estate Trust, Inc. (the “Company”) on Form 10-K/A for the fiscal year ended December 31, 2005 (the “Report”), I, SJames W. Kleifgesteven P. Grimes, the Chief Principal Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ James W. KleifgesSteven P. Grimes

By:

Steven P. GrimesJames W. Kleifges

Chief Principal Financial Officer

Date:

April ____, 28, 2006