Form 10-K/A
period 2005-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-05-02
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2005 was $3,571,892,750.

As of February 21, 2006, there were 437,886,009 shares of common stock outstanding.

EXPLANATORY NOTE

Due to a clerical error, the 10-K/A Amendment No. 1 filed on May 1, 2006 was not the final version. This 10-K/A Amendment No. 2 is the final version.

The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission, or SEC, on February 28, 2006, to report the information required by the following items:

Part III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accountant’s Fees and Services

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

Lori J. Foust resigned as principal accounting officer of Inland Western Retail Real Estate Trust, Inc., effective as of March 14, 2006, to pursue other opportunities within the Inland organization. The duties of the principal accounting officer were assumed by Steven P. Grimes, our current treasurer and principal financial officer.

Scott W. Wilton resigned as our Secretary as of November 8, 2005 to pursue other opportunities within the Inland organization.

The election of members of the Board of Directors is conducted on an annual basis.  Each individual elected to the Board serves a one-year term or until his or her successor is elected and qualified.  Accordingly, the term of office of each of our directors will expire at the annual meeting of shareholders to be held later this year.  It is anticipated that at such meeting each current director will be nominated to stand for reelection as a director to hold office until our annual meeting of shareholders in 2006 or until his successor is elected and qualified.  We have no reason to believe that any of the anticipated nominees will be unable or unwilling to serve if elected.

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

Item 11.   Executive Compensation

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

Compensation of Directors

Base Compensation. We pay each of our independent directors an annual fee of fifteen thousand dollars.    In addition, each independent director receives five hundred dollars for attending in person, or three hundred fifty dollars for attending by telephone each meeting of our Board and one thousand dollars for attending, whether in person or by telephone, a meeting of the Special Committee. Messrs. Gauvreau, Catalano and Beard are members of the Audit Committee and each received seven hundred fifty dollars for attending an audit committee meeting in person or five hundred dollars for attending by telephone.  In 2005, Mr. Catalano was paid a fee of thirty-one thousand dollars, Mr. Gauvreau was paid a fee of thirty-one thousand dollars, Mr. Beard was paid a fee of thirty-one thousand dollars, Mr. Gorski was paid a fee of twenty-four thousand dollars and Ms. Murphy was paid a fee of twenty-four thousand dollars for their services as

Independent Directors. Mr. Parks and Ms. Gujral do not receive any fees or other remuneration for serving as our Affiliated Directors.

Options. Under our independent director stock option plan, each non-employee director (as defined under Rule 16b-3 of the Securities Exchange Act of 1934) is entitled to be granted an option to acquire three thousand shares as of the date they become a director and an additional five hundred shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2005 so long as the director remains a member of the Board on such date. The options for the initial three thousand shares will be exercisable as follows; one thousand shares on the date of grant and one thousand shares on each of the first and second anniversaries of the date of grant. The options to be granted as of each annual stockholders’ meeting will become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $8.95 per share. As of December 31, 2005, no options to acquire shares have been  exercised and options to acquire twenty thousand shares were outstanding.  We have not granted any options to Mr. Parks or Ms. Gujral.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 15, 2006, regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares. As of April 15, 2006, we had approximately one hundred sixteen thousand stockholders of record and approximately 438,862,000 shares of common stock outstanding.

NAME OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED (1)		PERCENT OF CLASS

Robert D. Parks	129,622.1889	(2)	*
Roberta S. Matlin	300.3359		*
Gary E. Pechter	-		*
Steven P. Grimes	-		*
Brenda G. Gujral	-		*
Frank A. Catalano, Jr.	6,401.5834	(3)	*
Kenneth H. Beard	58,177.3863	(3)	*
Paul R. Gauvreau	115,231.8436	(3)	*
Gerald M. Gorski	5,689.3705	(3)	*
Barbara A. Murphy	3,500.0000	(3)	*

All Directors and Executive Officers as a group (10 persons)	318,922.7086	(2)(3)	*

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

(2)

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (i)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (ii)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (iii)
Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	75,000	$8.95	55,000

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

Item 14.   Principal Accountant’s Fees and Services

The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2005 and 2004, and fees for other services rendered by it:

	Fiscal Year 2005	Fiscal Year 2004
Audit Fees (1)	$ 747,400	$ 546,520
Audit Related Fees (2)	475,346	1,080,869
Tax Fees (3)	141,200	86,025
All Other Fees	-	-
Total Fees	$ 1,363,946	$ 1,713,414

_____________________

(1)

Audit fees include the financial statement audit fee and fees for other and internal controls audit fees.

(2)

Audit related fees include the review of documents and issuance of accountant’s consent related to documents filed with the SEC and audits related to S-X section 3-14.

(3)

Tax fees consist of fees for review of federal and state income tax returns.

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

Item 15.  Exhibits

31.1

Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification by the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and President
Date:	April 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	/s/ Brenda G. Gujral		/s/ Kenneth H. Beard

By:	Brenda G. Gujral	By:	Kenneth H. Beard
	Chief Executive Officer, President and Director		Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ Steven P. Grimes		/s/ Paul R. Gauvreau

By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ Robert D. Parks		/s/ Gerald M. Gorski

By:	Robert D. Parks	By:	Gerald M. Gorski
	Chairman and Director		Director

Date:	April 28, 2006	Date:	April 28, 2006

	/s/ Frank A. Catalano, Jr.		/s/ Barbara A. Murphy

By:	Frank A. Catalano, Jr.	By:	Barbara A. Murphy
	Director		Director

Date:	April 28, 2006	Date:	April 28, 2006