Form 10-Q
period 2006-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-05-10
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO ___

COMMISSION FILE NUMBER: 000-51199

Inland Western Retail Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois  60523

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

Yes X   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer X           Accelerated filer  ☐          Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No X

As of May 5, 2006, there were 439,867,266 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets

	March 31, 2006
	(unaudited)	December 31, 2005
Investment properties:
Land	$1,370,488	$1,327,636
Building and other improvements	5,408,146	5,319,922
Construction in progress	1,289	1,396

	6,779,923	6,648,954
Less accumulated depreciation	(232,722)	(183,643)

Net investment properties	6,547,201	6,465,311

Cash and cash equivalents (including cash held by management company of $24,766 and $20,806 as of March 31, 2006 and December 31, 2005, respectively)	301,309	298,847
Restricted cash (Note 2)	39,238	43,306
Restricted escrows (Note 2)	32,539	25,285
Investment in marketable securities (Note 4)	237,572	184,690
Investment in unconsolidated joint ventures (Note 10)	79,178	80,138
Other investments (Note 3)	264,003	224,003
Accounts and rents receivable (net of allowance of $2,215and $2,468 as of March 31, 2006 and December 31, 2005, respectively)	90,541	78,362
Due from affiliates (Note 3)	420	5,601
Notes receivable (Note 7)	114,191	100,687
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $61,240 and $48,571 as of March 31, 2006 and December 31, 2005, respectively)	464,353	467,763
Acquired above market lease intangibles (net of accumulated amortization of $12,034 and $10,090 as of March 31, 2006 and December 31, 2005, respectively)	53,764	55,633
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $6,457 and $4,664 as of March 31, 2006 and December 31, 2005, respectively)	41,199	42,197
Other assets	14,361	14,110

Total assets	$8,279,869	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(continued)
(In thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2006
	(unaudited)	December 31, 2005
Liabilities:
Mortgages and notes payable (Note 8)	$4,155,758	$3,941,011
Accounts payable	5,523	5,617
Accrued offering costs due to affiliates (Note 3)	174	177
Accrued interest payable	15,335	13,961
Accrued real estate taxes	19,291	15,731
Distributions payable	23,498	23,767
Security deposits	6,040	5,919
Prepaid rental income and other liabilities	25,117	20,766
Other financings (Note 1)	83,711	81,996
Acquired below market lease intangibles (net of accumulated amortization of $20,556 and $17,080 as of March 31, 2006 and December 31, 2005, respectively)	148,630	147,819
Restricted cash liability (Note 2)	39,238	43,306
Due to affiliates (Note 3)	3,655	4,220

Total liabilities	4,525,970	4,304,290

Minority interests	126,359	123,964

Stockholders' equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 600,000 shares authorized, 438,785 and 435,427 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	438	435
Additional paid in capital (net of offering costs of $456,928 and $457,007 as of March 31, 2006 and December 31, 2005, respectively, of which $444,531 and $444,566 was paid or accrued to affiliates as of March 31, 2006 and December 31, 2005, respectively)	3,921,023	3,891,624
Accumulated distributions in excess of net income	(292,257)	(233,217)
Accumulated other comprehensive income (loss)	(1,664)	(1,163)

Total stockholders' equity	3,627,540	3,657,679

Commitments and contingencies (Note 13)

Total liabilities and stockholders' equity	$8,279,869	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005
Revenues:
Rental income	$139,626	$74,063
Tenant recovery income	29,523	15,819
Other property income	2,400	905

Total revenues	171,549	90,787

Expenses:
Property operating expenses to affiliates	7,216	3,683
Property operating expenses to non-affiliates	20,766	12,169
Real estate taxes	18,227	8,162
Depreciation and amortization	62,554	34,135
General and administrative expenses to affiliates	1,095	625
General and administrative expenses to non-affiliates	2,710	1,259
Advisor asset management fee	9,500	925

Total expenses	122,068	60,958

Operating income	$49,481	$29,829

Dividend income	8,978	-
Interest income	5,126	2,543
Other income	149	68
Interest expense	(52,433)	(23,644)
Realized gain on sale of securities	345	7
Minority interests	588	470
Equity in earnings (losses) of unconsolidated entities	(939)	(259)

Net income	$11,295	$9,014

Other comprehensive income:
Unrealized gain (loss) on investment securities	(501)	34

Comprehensive income	$10,794	$9,048

Net income per common share, basic and diluted	$.03	$.04

Weighted average number of common shares outstanding, basic and diluted	437,826	251,115

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the three months ended March 31, 2006

(In thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	435,427	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679

Net income	-	-	-	11,295	-	11,295
Unrealized loss on investment securities	-	-	-	-	(501)	(501)
Distributions declared (.16 per weighted average number of common shares outstanding)	-	-	-	(70,335)	-	(70,335)
Offering costs	-	-	79	-	-	79
Proceeds from distribution reinvestment program	4,040	4	38,375	-	-	38,379
Shares repurchased	(682)	(1)	(6,330)	-	-	(6,331)
Shares obligated to be repurchased	-	-	(2,725)	-	-	(2,725)

Balance at March 31, 2006	438,785	$438	$3,921,023	$(292,257)	$(1,664)	$3,627,540

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005

Cash flows from operations:
Net income	$11,295	$9,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,079	26,232
Amortization	13,475	7,903
Amortization of loan fees	1,736	624
Amortization of acquired above market leases	2,048	1,470
Amortization of acquired below market leases	(3,594)	(2,860)
Straight line rental income	(5,256)	(2,979)
Straight line ground lease expense	888	663
Minority interests	(588)	(470)
Loss from investments in unconsolidated entities	939	259
Issuance of stock options and discount on shares issued to affiliates	-	43
Realized gain on sale of securities	(345)	(8)
Write-off of bad debt	190	185
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $(253) and $191 for March 31, 2006 and 2005, respectively	(7,113)	(5,393)
Other assets	(1,392)	(347)
Due from affiliates	5,181	(52)
Accounts payable	(94)	1,364
Accrued interest payable	1,374	2,082
Accrued real estate taxes	3,638	5,364
Security deposits	121	300
Prepaid rental income and other liabilities	3,579	(181)
Due to affiliates	(565)	-
Net cash flows provided by operating activities	74,596	43,213

Cash flows from investing activities:
Purchase of marketable securities	(53,038)	(2,748)
Purchase of other investments	(40,000)	-
Restricted escrows	(7,254)	(3,851)
Purchase of investment properties	(133,542)	(468,224)
Acquired in-place lease intangibles and customer relationship value	(10,004)	(33,010)
Acquired above market leases	(179)	(3,898)
Acquired below market leases	4,405	13,278
Investment in development projects	(709)	-
Contributions from minority interests	7,044	23,027
Distributions to minority interests	(4,061)	(6,209)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005

Investment in unconsolidated joint ventures	21	-
Payments under master leases	2,078	1,787
Payment of leasing fees	(203)	(85)
Other assets	1,141	(22,968)
Funding of notes receivable	(13,504)	(806)
Due to affiliates	-	1,094

Net cash flows used in investing activities	(247,805)	(502,613)

Cash flows from financing activities:
Proceeds from offerings	-	664,722
Proceeds from the distribution reinvestment program	38,379	19,104
Shares repurchased	(6,331)	(1,764)
Payment of offering costs	76	(71,155)
Proceeds from margin securities debt	24,831	-
Proceeds from mortgage debt and notes payable	190,433	382,382
Principal payments on mortgage debt	(517)	(333)
Lump-sum payoffs of mortgage debt	-	(35,742)
Payment of loan fees and deposits	(596)	(9,896)
Distributions paid	(70,604)	(35,827)
Due from affiliates	-	654
Net cash flows provided by financing activities	175,671	912,145

Net increase in cash and cash equivalents	2,462	452,745
Cash and cash equivalents, at beginning of period	298,847	241,224
Cash and cash equivalents, at end of period	$301,309	$693,969

Supplemental disclosure of cash flow information:

Cash paid for interest, net of interest capitalized	$49,340	$20,939

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(In thousands, except per share amounts)

	Three months ended March 31,
	2006	2005

Restricted cash	$4,068	$4,815
Restricted cash liability	(4,068)	(4,815)

Share repurchase program	$(2,725)	$(512)
Share repurchase program liability	2,725	512

Supplement schedule of non-cash investing and financing activities:

Purchase of investment properties	$(133,154)	$(484,344)
Assumption of mortgage debt	-	15,982
Other financings	1,715	-
Non-cash purchase price adjustments	(2,919)	138
Construction in progress placed in service	816	-
	(133,542)	(468,224)

Distributions payable	$23,498	$14,610

Accrued offering costs payable	$174	$4,161

Write-off of in-place lease intangibles	$745	$849

Write-off of above market lease intangibles	$104	$7

Write-off of below market lease intangibles	$118	$139

Write-off of leasing fees	$4	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
March 31, 2006
(In thousands, except per share amounts)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Readers of this Quarterly report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2005, which are included in our 2005 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of March 31, 2006, the Company had issued 19,047 shares through its distribution reinvestment program ("DRP") at $9.50 per share for $180,942 and had repurchased a total of 2,245 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $9.50 per share for an aggregate cost of $20,819.  As a result, the Company has realized total net offering proceeds, before offering costs of $4,380,016 as of March 31, 2006.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxable on its net income at regular corporate rates. The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).  Following consideration under FIN 46(R), the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations.   The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own eighteen of the properties in its portfolio. These entities are considered variable interest entities as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company. All of the LLC or LP agreements contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within other financings in the accompanying consolidated financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

The Company has a 60.9% ownership interest in, and is the controlling member of the LLC which owns Cardiff Hall East Apartments.  The other members' interests in the property are reflected as minority interest in the accompanying consolidated financial statements.

The Company has a 75% tenancy in common ownership in North Plaza Shopping Center.  The other partners’ interests in the property are reflected as minority interest in the accompanying consolidated financial statements.

The Company has a 99% ownership interest in Colonnade Lender, LLC, which has issued a mortgage note secured by real property in Florida. The other members' interests in the entity are reflected as minority interest in the accompanying consolidated financial statements.

Cardiff Hall East Apartments, North Plaza Shopping Center and the mortgage note held by Colonnade Lender, LLC, are considered restricted assets. These assets are considered restricted because the Company's joint venture partner is entitled to virtually all economic benefits of the assets. Since the Company has a subordinated position in the economic benefits of these assets, all income/loss from these assets is allocated to the Company's joint venture partner and reflected in minority interest.

Minority interest is adjusted for additional contributions and distributions to minority holders as well as the minority holders' share of the net earnings or losses of each respective entity.

Certain reclassifications have been made to the 2005 financial statements to conform to the 2006 presentation.

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
(continued)
(In thousands, except per share amounts)

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

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily establishes our determination.

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

Staff Accounting Bulletin ("SAB") 101: Revenue Recognition in Financial Statements, provides that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with SAB 101.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of some of the Company's properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  Restricted cash includes funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met. These amounts are recorded as restricted cash and restricted cash liabilities on the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

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

Real Estate: Real estate acquisitions are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $13,349 and $7,816 for the three months ended March 31, 2006 and 2005, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 and $55 for the three months ended March 31, 2006 and 2005, respectively.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $2,048 and $1,470 was applied as a reduction to rental income for the three months ended March 31, 2006 and 2005, respectively. Amortization pertaining to the below market lease costs of $3,594 and $2,860 was applied as an increase to rental income for the three months ended March 31, 2006 and 2005, respectively.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and acquired below market lease costs for properties owned at March 31, 2006.

Amortization of:	2006	2007	2008	2009	2010	Thereafter

Acquired above market lease costs	$(5,799)	(6,928)	(6,622)	(6,041)	(5,566)	(22,808)

Acquired below market lease costs	10,241	12,647	11,366	10,371	9,302	94,703

Net rental income increase	$4,442	5,719	4,744	4,330	3,736	71,895

Acquired in-place lease intangibles	$38,378	51,045	50,751	49,349	46,255	226,294

Customer relationship value	$195	260	260	260	260	1,046

Depreciation expense is computed using the straight-line method.  Building and improvements are depreciated based upon estimated useful lives of 30 years for building and improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

Loan fees are amortized on a straight-line basis over the life of the related loans as a component of interest expense.

Differences between the carrying amounts of investments in unconsolidated joint ventures and the Company's equity in the underlying assets are depreciated on a straight-line basis over the useful lives of the joint venture assets to which such differences are allocated.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of March 31, 2006 or December 31, 2005.

Partially-Owned Entities:   If the Company determines that it is an owner in a variable interest entity within the meaning of FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised and that its variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both, then it will consolidate the entity. In addition, in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, the Company evaluates applicable partially-owned entities for consolidation and has determined that the EITF does not have a material effect on the consolidated financial statements.  Finally, the Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity. However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity even if it has greater than a 50% ownership interest.

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no notes receivable were impaired as of March 31, 2006 or December 31, 2005.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

Stock Options:  The Company adopted SFAS No. 123(R): Share-Based Payment on January 1, 2006. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  The provisions of SFAS No. 123(R) have not and are not expected to have a significant impact on the Company's consolidated financial statements.  The Company applied the fair value method of accounting as prescribed by SFAS No. 123: Accounting for Stock-Based Compensation for its stock options granted to its independent directors.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

Fair Value of Debt: The carrying amount of the Company's debt is approximately $145,000 higher than its fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

New Accounting Pronouncements

EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. The Company determined that it is not required to consolidate any of its current unconsolidated investments.

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

In March 2005, the FASB issued FIN No. 47: Accounting for Conditional Asset Retirement Obligations.  This interpretation clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligation, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of this interpretation did not have a significant impact on the consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

In May 2005, the FASB issued SFAS No. 154: Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.  This Statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the event of such impracticality, this Statement provides for other means of application.  In the event the Company changes accounting principles, it will evaluate the impact of SFAS No. 154.

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIR.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  The Company will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which the Company becomes involved in future periods.

(3)  Transactions with Affiliates

As of March 31, 2006 and December 31, 2005, the Company had incurred $456,928 and $457,007 of offering costs for both the offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor has guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds. As of March 31, 2006 and December 31, 2005, offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $174 and $177 remained unpaid at March 31, 2006 and December 31, 2005, respectively, and are included in accrued offering costs due to affiliates on the accompanying consolidated balance sheets.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. For the three months ended March 31, 2006 and 2005, the Company incurred $894 and $981 of these costs, respectively.  Of these costs, $982 and $1,120 remained unpaid as of March 31, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at March 31, 2006, the fee was equal to .75% of aggregate assets invested. The Company incurred fees totaling $402 for the three months ended March 31, 2006. Such fees are included in general and administrative expenses to affiliates. $150 and $100 remained unpaid at March 31, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets. No such fees were incurred during the three months ended March 31, 2005 as these services were not provided during that period.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $195 and $91 for the three months ended March 31, 2006 and 2005, respectively. $21 and $42 remained unpaid as of March 31, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2006 and 2005, the Company paid loan fees totaling $434 and $900 to this affiliate, respectively.  No amounts remained unpaid as of March 31, 2006 or 2005.

The Company may pay an advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $18,019 and $9,417 were allowed for the three months ended March 31, 2006 and 2005, respectively.  The Company accrued fees to its Business Manager/Advisor totaling $9,500 and $925 for the three months ended March 31, 2006 and 2005, respectively.  $2,500 and $3,000 remained unpaid as of March 31, 2006 and December 31, 2005 and are included in due to affiliates on the accompanying consolidated balance sheets. The Business Manager/Advisor has agreed to forego any fees allowed but not taken during those periods. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time. For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $7,216 and $3,683 for the three months ended March 31, 2006 and 2005.  None remained unpaid as of March 31, 2006 or December 31, 2005. Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares are purchased. The Company sold 67 shares of common stock to affiliates and recognized an expense related to these discounts of $43 for the three months ended March 31, 2005.  As the Company's shares are no longer being offered under this program, no such expense was incurred for the three months ended March 31, 2006.

As of March 31, 2006 and December 31, 2005, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $420 and $3,493, respectively.

The Company has entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, the Company may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of the Company) ("Inland American REIT"), does not satisfy its obligations under its agreement with MB REIT, the Company may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to the Company with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006.  The series C preferred shares entitle the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, payable monthly.  As of March 31, 2006 and December 31, 2005, the company had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary. Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. The Company earned $4,543 in dividend income related to this investment during the three months ended March 31, 2006, which is included in dividend income on the accompanying consolidated statement of operations.  None of the dividend remained unpaid as of March 31, 2006.

The Company has entered into an arrangement with Inland American REIT whereby the Company is paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and has recorded the fair value of the guarantees and is amortizing the liability over the guarantee period of one year or until such time as the guaranty is released. The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $51 for the three months ended March 31, 2006, all of which had been received as of that date.  No such fees were earned during the three months ended March 31, 2005.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

During 2004, the Company's sponsor advanced funds to the Company for a portion of distributions paid to the Company's shareholders until funds available for distributions were sufficient to cover the distributions.  The Company's sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying consolidated financial statements. As of December 31, 2004, the Company owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during 2005 and no funds were due to the Company's sponsor as of December 31, 2005. No funds were advanced during 2005 or 2006.

(4)  Marketable Securities

Investment in marketable securities of $237,572 and $184,690 at March 31, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on March 31, 2006 and December 31, 2005, the Company had accumulated other comprehensive losses of $1,664 and $1,163, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended March 31, 2006 and 2005, the Company realized gains of $345 and $7, respectively, on the sale of securities.  Dividend income is recognized when earned. During the three months ended March 31, 2006, dividend income of $4,434 was recognized on marketable securities and is included within dividend income on the accompanying consolidated statement of operations. No dividend income was earned during the three months ended March 31, 2005.

The Company has purchased a portion of its securities through a margin account. As of March 31, 2006 and December 31, 2005, the Company has recorded a payable of $106,329 and $81,498, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At March 31, 2006, these rates were equal to a range between 5.08% and 5.33%.  Interest expense on this debt in the amount of $1,068 is recognized within interest expense on the accompanying consolidated statement of operations for the three months ended March 31, 2006.  The total value of the Company’s marketable securities at March 31, 2006 and December 31, 2005 serves as collateral for this debt.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of an option to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholder’s meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of March 31, 2006 and December 31, 2005, there had been a total of 20 options issued, of which none had been exercised or expired.

 INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. During the three months ended March 31, 2006 and 2005, the Company recorded $.50 and $1 of expense related to stock options.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $11,907 and $9,829 as of March 31, 2006 and December 31, 2005, respectively.

Operating Leases

The majority of the revenues from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the accompanying consolidated statements of operations.

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

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$524,604	*
2007	517,691
2008	502,575
2009	477,096
2010	448,492
Thereafter	3,160,718
Total	$5,631,176

*  For the twelve month period from January 1, 2006 through December 31, 2006.

The remaining lease terms range from one year to 55 years.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105.  For the three months ended March 31, 2006 and 2005, ground lease rent expense was $2,144 and $1,458, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$5,200	*
2007	5,401
2008	5,444
2009	5,670
2010	5,677
Thereafter	555,483
Total	$582,875

*  For the twelve month period from January 1, 2006 through December 31, 2006.

(7) Notes Receivable

The Company has provided mortgage and development financing to third-parties.  These entities are considered variable interest entities under FIN 46(R); however, the company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The notes receivable balance of $114,191 as of March 31, 2006 consisted of two mortgage notes receivable, two construction loans receivable and two other installment notes receivable.

The mortgage notes have interest rates of 6.00% and 7.41% per annum and mature in July 2020 and October 2006, respectively. Interest only is due on these notes and the notes are secured by a first mortgage on retail real estate. The outstanding balance on the mortgage notes was $15,532 as of March 31, 2006.

The construction loans have interest rates of 7.48% and 8.50% per annum and mature in May 2007 and October 2007, respectively. The loans are secured by first mortgages on retail real estate. The loans can be funded up to a total of approximately $129,150, of which the outstanding balance was $81,159 as of March 31, 2006.

The other installment notes have interest rates of 5.00% and 10.00% per annum and mature in December 2007 and February 2048, respectively. The outstanding balance on these notes was $17,500 as of March 31, 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

(8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of March 31, 2006 were $4,047,939 and had a weighted average interest rate of 4.86%. Of this amount, $3,690,333 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.80% at March 31, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.71%. The remaining $357,606 represented variable rate loans with a weighted average interest rate of 5.49% at March 31, 2006. Properties with a net carrying value of $6,340,019 at March 31, 2006 and related tenant leases are pledged as collateral. As of March 31, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	1,438	58,944	58,652	961,072	1,335,617	1,274,610
Variable rate debt	-	232,408	-	125,198	-	-

Weighted average interest rate on maturing mortgage debt:
Fixed rate debt	5.95%	4.52%	4.74%	4.71%	4.73%	4.96%
Variable rate debt	-	5.33%	-	5.80%	-	-

The maturity table excludes other financing obligations as described in Note 1.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  However, at March 31, 2006, none of the Company's loans are guaranteed.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of March 31, 2006, the Company has recorded a payable of $106,329 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At March 31, 2006, these rates were equal to a range between 5.08% and 5.33%. The margin debt is due upon demand.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

Other Notes Payable

The remaining balance in mortgages and notes payable on the consolidated balance sheet at March 31, 2006 consists of other miscellaneous notes payable with a total balance of $1,490.

(9)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate.  On October 27, 2005, the Company paid a fee to its lender to extend its line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 4.39% to 4.83% during the quarter ended March 31, 2006.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2006, the Company was in compliance with such covenants. There was no outstanding balance on the line as of March 31, 2006.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	March 31, 2006	March 31, 2006
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$4,528
The Power Plant	Baltimore, MD	11/05/04	50.00%	$14,668
Pier IV	Baltimore, MD	11/05/04	66.67%	$18,648
Louisville Galleria	Louisville, KY	12/29/04	47.10%	$25,160
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	$12,996
Preston Trail Village	Dallas, TX	02/28/06	78.95%	$3,178

These investments are accounted for utilizing the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments, with the exception of Preston Trail Village, are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments. Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of unconsolidated entities for the three months ended March 31, 2006 was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

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

Net property operations are summarized in the following table for the three months ended March 31, 2006 and 2005, along with a reconciliation to net income.

	Three months ended March 31,
	2006	2005
Property rental income and additional property income	$171,549	$90,787
Total property operating expenses	(46,209)	(24,014)
Interest expense	(52,433)	(23,644)
Net property operations	72,907	43,129

Dividend income	8,978	-
Interest income	5,126	2,543
Other income	149	68
Realized gain on securities	345	7
Less non-property expenses:
Depreciation and amortization	(62,554)	(34,135)
General and administrative expenses	(3,805)	(1,884)
Advisor asset management fee	(9,500)	(925)
Minority interests	588	470
Equity in earnings (losses) of unconsolidated entities	(939)	(259)
Net income (loss)	$11,295	$9,014

The following table summarizes property asset information as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
Total assets:
Rental real estate	$7,322,793	$7,224,736
Non-segment assets	957,076	861,197

	$8,279,869	$8,085,933

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

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

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of March 31, 2006 and 2005, options to purchase 20 and 18 shares of common stock, respectively, at an exercise price of $8.95 per share were outstanding.  These options were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 437,826 and 251,115 for the three months ended March 31, 2006 and 2005, respectively.

(13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $194,372 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into two mortgage note agreements, two construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $167,199. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2006 was $114,191.  Therefore, the Company may be required to fund up to an additional $53,008 on these loans.

As part of the company's subscription agreement with MB REIT, it may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of March 31, 2006, the Company had purchased series C preferred shares totaling $264,003.  Therefore, the company may be required to purchase up to $35,997 in additional shares.

As of March 31, 2006, the Company had 11 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at March 31, 2006 was $54,490.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $7,424 as of March 31, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.17% for periods of 60 days on approximately $601,343 in principal. Approximately $484,942 of this principal has been allocated to specific acquisitions as of March 31, 2006.

The Company is currently considering acquiring sixteen properties for an estimated aggregate purchase price of $490,698. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(14)  Subsequent Events

During the period from April 1 to May 5, 2006, the Company:

Issued 1,346 shares of common stock through the DRP and repurchased 264 shares of common stock through the SRP resulting in a total of 439,867 shares of common stock outstanding at May 5, 2006;

Paid distributions of $23,498 to its stockholders;

Acquired two properties with a total square footage of 678 for a total purchase price of $79,727;

Obtained mortgage financing on eight properties in the amount of $91,548;

Funded earnouts totaling $13,090 at seven of its existing properties;

Funded a total of $28,729 on mortgage loans and construction loans receivable;

Invested $2,031 in marketable securities.

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

The following discussion and analysis relates to the three months ended March 31, 2006 and 2005. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and our annual report on Form 10-K for the year ended December 31, 2005. All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts and number of properties.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of March 31, 2006, our portfolio consisted of 276 properties wholly-owned by us or the wholly-owned properties, 18 properties of which we own between 45% and 95% or the consolidated joint venture properties and two additional joint venture properties which we also consolidate and classify as other joint venture properties.  The properties in our portfolio are located in 38 states and one Canadian province.  At March 31, 2006, the portfolio (excluding the other joint venture properties) consisted of 168 multi-tenant shopping centers and 126 free-standing single-user net lease properties containing an aggregate of approximately 41,900 square feet of gross leasable area or GLA, of which approximately 98% of the GLA was leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized portfolio revenue as of March 31, 2006, approximately 58% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is entitled to virtually all of the economic benefits of the assets. We have a subordinated position it the economic benefits of these assets.

During the three months ended March 31, 2006, we invested approximately $139,000 for the acquisition of five multi-tenant shopping centers and one single-user net lease property containing a total GLA of approximately 844 square feet.  We also raised approximately $38,000 in investor proceeds through the distribution reinvestment program and obtained approximately $190,000 in mortgage financing proceeds.

In 2005, we completed our second public offering, raising a total of over $4,200,000 in our two offerings. Funds remaining from the public offerings are still in the process of being fully deployed into investment properties. Current stockholders can reinvest their distributions in our distribution reinvestment program or DRP.  Approximately 50% of our monthly distributions to stockholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $150,000 on an annual basis.  Since we generally leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds would allow us to purchase approximately $300,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  We cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, which may be more attractive to them.

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

For the recently ended first quarter of 2006, the economy is expected to have grown at a brisk pace of 4.5% or better.  Shoppers were back in the stores in March, sending sales at the nations retailers up by 0.6%.  This increase in March came after retail sales slowed in February, following a 3.0% jump in January, when unusually warm weather and heavy gift card redemption from the holiday season lured people into stores.

The increase in buying in March came even as consumers had to cope with high interest rates, rising prices for gasoline and a cooling housing market.  An improving job market helped to stifle the effect of these potentially negative forces.  The positive trend is expected to continue into April as the timing of the Easter holiday will help to lift sales. The International Council of Shopping Centers predicts that April 2006 chain store sales will rise 5.5% to 6.0% on a year to year basis.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We currently are monitoring tenants which include Pier 1 Imports, Office Max, Radio Shack, Bally's Fitness, Krispy Kreme and certain video stores.  We are meeting with the heads of real estate of each of these retailers and are reviewing stores that are larger than their current format. Our hope is that we will be able to reduce our exposure and increase our rental stream by taking segments of these retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize the profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent approximately 2% of our current annualized income stream.

As of March 31, 2006, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 294 properties (excluding the other joint venture properties) at which approximately 98% of our GLA was physically leased and 99% was economically leased.  The weighted average GLA occupied at March 31, 2006 and December 31, 2005 was 98% and 98%, respectively. The following table provides a summary of the properties in our portfolio at March 31, 2006.

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Physical Occupancy % as of 03/31/06	Physical Occupancy % as of 12/31/05

West
Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	57	8,460	97%	97%

Southwest
Arkansas, Louisiana, Oklahoma, Texas	59	6,690	98%	98%

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Physical Occupancy % as of 03/31/06	Physical Occupancy % as of 12/31/05

Midwest
Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin, Ontario, Canada	42	10,185	98%	98%

Northeast
Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	72	8,503	97%	96%

Southeast
Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	64	8,058	99%	99%

Totals	294	41,896

Of our 294 properties, 177 were acquired during the year ended December 31, 2005.  Therefore, our results of operations show dramatic increases from the first quarter of 2005 to the first quarter of 2006.  We believe that we have further opportunities to grow and improve our performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of the opportunities to fulfill our acquisition strategy.

Of the 294 properties we had purchased as of March 31, 2006, 128 were located west of the Mississippi River, which is our primary area of interest.  These 128 properties equate to approximately 43% of our GLA and approximately 44% of our annualized base rental income as of March 31, 2006. The remaining 166 properties purchased were located east of the Mississippi River. We purchased these 166 properties because we had the opportunity to take advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the western United States. We expect this trend to continue into the foreseeable future. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

Critical Accounting Policies and Estimates

The following disclosure pertains to critical accounting policies and estimates we believe are most "critical" to the portrayal of our financial condition and results of operations and that require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate."   This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards or SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, we perform an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon our judgment, no impairment has been warranted in any quarter of our operation.

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

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or landlord retain legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease; and

•

who constructs or directs the construction of the improvements.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, we consider all of the above factors.  No one factor, however, necessarily establishes our determination.

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

Staff Accounting Bulletin or SAB 101: Revenue Recognition in Financial Statements, provides that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with SAB 101.

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

To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year end and forecasted performance of the investee.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46: Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and that our variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if they occur, or both, then we will consolidate the entity. In addition, in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation and have determined that this EITF does not have a material effect on our consolidated financial statements. Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have over a 50% ownership interest  If we do not control the entity due to lack of decision-making abilities, we will not consolidate the entity even when we have greater than a 50% ownership interest.

Results of Operations

General

The following discussion is based on our consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

Quarter Ended	Properties Purchased by Quarter	Square Feet Acquired	Aggregate Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797	$127,017
March 31, 2004	11	2,117	$385,034
June 30, 2004	23	4,172	$733,215
September 30, 2004	26	5,676	$863,580
December 31, 2004	43	7,412	$1,310,149
March 31, 2005	24	3,339	$465,484
June 30, 2005	52	8,023	$1,570,753
September 30, 2005	55	6,993	$1,016,591
December 31, 2005	46	2,523	$540,586
March 31, 2006	6	844	$137,775

Total	294	41,896	$7,150,184

The table above excludes other joint venture properties.

Comparison of the three months ended March 31, 2006 to March 31, 2005 - Total Portfolio

The table below represents selected operating information for our total portfolio of 296 properties (including the other joint venture properties) for the three months ended March 31, 2006 and March 31, 2005.

	Total Portfolio
			$	%
	2006	2005	Change	Change
Revenues:
Rental income	$139,626	$74,063	$65,563	88.5%
Tenant recovery income	29,523	15,819	13,704	86.6
Other property income	2,400	905	1,495	165.2
Total revenues	171,549	90,787	80,762	89.0

Expenses:
Property operating expenses	27,982	15,852	12,130	76.5
Real estate taxes	18,227	8,162	10,065	123.3
Depreciation and amortization	62,554	34,135	28,419	83.3
General and
administrative expenses	3,805	1,884	1,921	102.0
Advisor asset management fee	9,500	925	8,575	927.0
Total expenses	122,068	60,958	61,110	100.2

Operating income	49,481	29,829	19,652	65.9

Dividend income	8,978	-	8,978	N/A
Interest income	5,126	2,543	2,583	101.6
Other income	149	68	81	119.1
Interest expense	(52,433)	(23,644)	(28,789)	121.8

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance as well as lease termination fee income and other miscellaneous operating income. Rental income of the total portfolio increased $65,563 and tenant recovery and other property income of the total portfolio income increased $15,199.  The increase was due primarily to 296 properties (including the other joint venture properties) being owned and operated for the three months ended March 31, 2006 compared to 137 properties (including the other joint venture properties) for the three months ended March 31, 2005.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase in these expenses for the total portfolio was due primarily to 296 properties (including the other joint venture properties) being owned and operated for the three months ended March 31, 2006 compared to 137 properties (including the other joint venture properties) for the three months ended March 31, 2005.

Depreciation and Amortization.  Depreciation expense of the total portfolio increased $22,848 due to depreciation on 296 properties (including the other joint venture properties) compared to 137 properties (including the other joint venture properties) owned during the three months ended March 31, 2006 and 2005, respectively. The increase in amortization expense of the total portfolio of $5,571 was due to the amortization of intangible assets in the amount of approximately $525,000 and $282,000 and the amortization of leasing fees in the amount of approximately $1,650 and $800 during the three months ended March 31, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of

$1,921 in general and administrative expenses of the total portfolio resulted from dramatically increased services required for a significantly larger portfolio of investment properties and investor base.

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $8,978 from the three months ended March 31, 2006 to March 31, 2005 is due to the significant increase in funds that we invested in securities and other investments during 2005 and early 2006.  The balance of our investments in marketable securities and other investments rose from $4,077 at March 31, 2005 to $501,575 at March 31, 2006.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $2,583 was due primarily to the increase in the amount of cash that we had invested in notes receivable as well as higher interest rates earned on our operating bank accounts and short-term investments during the three months ended March 31, 2006 as compared to March 31 2005.

Other Income. Other income includes miscellaneous non-operating income earned by us.  The increase of $81 resulted from increased miscellaneous fees and other income generated  by a larger portfolio and investor base.

Interest Expense. The increase in interest expense of the total portfolio was due to the financing on 286 properties (including the other joint venture properties) compared to 122 properties (including the other joint venture properties) as of March 31, 2006 and 2005, respectively, as well as increasing interest rates throughout 2005 and 2006.

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

Comparison of three months ended March 31, 2006 to March 31, 2005 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 111 properties acquired or placed in service prior to January 1, 2005 along with a reconciliation to net operating income.  The properties in the same store portfolio were owned for the entire three months ended March 31, 2005 and March 31, 2005.

	Three months ended March 31, 2006	Three months ended March 31, 2005
Rental income and tenant recoveries:
Same store investment properties (111 properties)	$82,026	80,291
Other investment properties	81,905	6,612

Total rental and additional rental income	$163,931	86,903

Property operating expenses:
Same store investment properties (excluding interest, depreciation, amortization, bad debt expense and advisor asset management fee)	$23,886	21,702
Other investment properties	22,131	1,263

Total property operating expenses	$46,017	22,965

Net operating income (rental income and tenant recoveries less property operating expenses):
Same store investment properties	$58,140	58,589
Other investment properties	59,774	5,349

Net operating income	$117,914	63,938

Other income:
Straight-line rental income Other property income Dividend income Interest income Other income Realized gain on sale of securities Minority interests	5,218 2,400 8,978 5,126 149 345 588	2,979 905 - 2,543 68 7 470

Other expenses:
Straight-line ground lease expense	(658)	(663)
Bad debt expense	466	(386)
Depreciation and amortization	(62,554)	(34,135)
General and administrative expenses to affiliates	(1,095)	(625)
General and administrative expense to non-affiliates	(2,710)	(1,259)
Advisor asset management fee	(9,500)	(925)
Interest Expense	(52,433)	(23,644)
Equity in earnings (losses) of unconsolidated entities	(939)	(259)

Net income	$11,295	9,014

On a same store basis, (comparing the results of operations of the investment properties owned during the three months ended March 31, 2006 with the results of the same investment properties during the three months ended March 31, 2005), property net operating income decreased by $449 with total rental income and tenant recoveries increasing by $1,735 and total property operating expenses increasing by $2,184 for the three months ended March 31, 2006

Same store rental income and tenant recoveries for the three months ended March 31, 2006 and 2005 were $82,026 and $80,291, respectively.  The primary reason for this increase was an increase in rental income and tenant recoveries due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Generally, vacant spaces at the time of closing may be paid by the seller in a master lease, which is not credited to income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are then accounted for as rental income and recovery income.

Same store property operating expense for the three months ended March 31, 2006 and 2005 were $23,886 and $21,702, respectively.  This increase in property operating expense for this period was primarily caused by increases in real estate property taxes expensed in 2006.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the cost of land and improvements.  Once the property is acquired, this may trigger a new assessment based on market the sales price and market comparables to other existing finished properties.  Generally, after new assessments at the higher values, real estate taxes will increase.

Funds From Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under generally accepted accounting principles in the United States of America or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO", which it believes more accurately reflects the operating performance of a REIT such as us.   As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  We use FFO to compare our performance to that of other REITs in our peer group. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions. FFO is calculated as follows:

		Three months ended March 31,
		2006	2005
Net income		$11,295	$9,014

Add:	Depreciation and amortization related to investment properties	62,554	34,135

Less:	Minority interests’ share of depreciation and amortization related to consolidated joint ventures	(518)	(502)

	Funds from operations	$73,331	$42,647

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

Potential future sources of capital include proceeds from our distribution reinvestment program or DRP, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, strategic joint venture arrangements, as well as undistributed funds from operations.  We anticipate that during the current year we will (i) acquire additional existing shopping centers and single-user net lease properties, (ii) begin to develop additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from cash flows from operating activities, financings or other external capital resources available to us. We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Offering.  As of March 31, 2006, through two public offerings, we sold a total of 421,983 shares on a best efforts basis, which includes 20 shares issued to the business manager/advisor, and distributed 19,047 shares pursuant to the DRP.  As a result of such sales, we received a total of $4,400,835 of gross offering proceeds as of March 31, 2006. We concluded sales of shares under the public offerings in 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.  We are in the process of deploying the remaining proceeds from the offerings into investment properties.

Mortgage Debt.  Mortgage loans outstanding as of March 31, 2006 were $4,047,939 and had a weighted average interest rate of 4.86%.  Of this amount, $3,690,330 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.80% at March 31, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.71%.  The remaining $357,606 represented variable rate loans with a weighted average interest rate of 5.49% at March 31, 2006. As of March 31, 2006, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

During the period from April 1, 2006 through May 5, 2006 we obtained mortgage financing on properties that we purchased during 2005 and 2006 totaling $91,548 that require monthly payments of interest only and bear interest at fixed rates ranging from 4.83% to 5.86% per annum.

Line of Credit.  We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate. On October 27, 2005, we paid a fee to our lender to extend our line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 4.39% to 4.83% during the quarter ended March 31, 2006.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of March 31, 2006, we were in compliance with such covenants. There was no outstanding balance on the line as of March 31, 2006.

Stockholder Liquidity.  We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for our shares develops:

The DRP allows stockholders who purchased shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may acquire shares under the DRP at a price equal to 95% of the  "market price" of a share on the date of purchase until such time (if ever) as the shares are listed on a national stock exchange or included for quotation on a national market system.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of March 31, 2006, we had issued 19,047 shares pursuant to the DRP for an aggregate amount of $180,942.

Subject to certain restrictions, the share repurchase program or SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale.  As of March 31, 2006, 2,245 shares have been repurchased for a total of $20,819.

The following table outlines the stock repurchases made during the quarter ended March 31, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs
January 1 - January 31, 2006	61	$9.29	61	17,471
February 1 - February 28, 2006	179	9.29	179	17,292
March 1 - March 31, 2006	442	9.31	442	16,850

Total	682		682

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on our shares.  Operating cash flows are expected to increase as additional properties are added to our portfolio.

We believe that we should place mortgage debt on or leverage our properties at approximately 50 - 55% of their value.  We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties.  Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the three months ended March 31, 2006, we closed on mortgage debt with a principal amount of $190,365 on our wholly-owned and consolidated joint venture properties. All new loans represented fixed rate loans which bear interest rates between 4.44% and 5.69%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $7,424 as of March 31, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.17% for periods of 60 days on approximately $601,343 in principal of which $484,942 has been allocated as of March 31, 2006.

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

The following table provides a summary of cash flows provided by operations compared to distributions declared for the three months ended March 31 2006 and March 31, 2005:

	2006	2005

Cash flows provided by operations	74,596	43,213

Distributions declared	70,335	39,059

Excess	4,261	4,154

Statement of Cash Flows Comparison of the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005

Cash Flows From Operating Activities

Cash flows provided by operating activities were $74,596 and $43,213 for the three month periods ended March 31, 2006 and 2005, respectively, which consists primarily of net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 296 properties (including the other joint venture properties) owned as of March 31, 2006, compared to 137 properties (including the other joint venture properties) owned as of March 31, 2005.

Cash Flows From Investing Activities

Cash flows used in investing activities were $247,805 and $502,613, respectively, for the three month periods ended March 31, 2006 and 2005.  Cash flows used in investing activities were primarily used for the acquisition of six wholly-owned and consolidated joint venture properties for $139,320, and 24 wholly-owned and consolidated joint venture properties and one other joint venture property for $491,854 during the three months ended March 31, 2006 and 2005, respectively.  In addition, during the three months ended March 31, 2006, we invested $93,038 in marketable securities and other investments.

As of May 5, 2006, we had approximately $268,000 available for investment in additional properties.  As of May 5, 2006 we are considering the acquisition of approximately $491,000 in properties.  We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings and funds remaining from the public offerings, we believe that we will have sufficient resources to acquire these properties and future acquisition opportunities which may arise.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $175,671 and $912,145, respectively, for the three month periods, ended March 31, 2006 and 2005.  We generated proceeds from the sale of shares, including DRP shares and net of offering costs paid and shares repurchased, of $32,124 and $610,907 for the three month periods ended March 31, 2006 and 2005, respectively. We also generated $190,433 and $382,382 from the issuance of new mortgages secured by our investment properties for the three month periods ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we also obtained $24,831 through the purchase of securities on margin. We paid $596 and $9,896 for loan fees and $70,604 and $35,827 in distributions to our stockholders for the three months ended March 31, 2006 and 2005, respectively.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of March 31, 2006 and December 31, 2005, we had incurred $456,928 and $457,007 of offering costs for both of our offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor has guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of March 31, 2006 and December 31, 2005, offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to our offerings.  In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with our offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $174 and $177 remained unpaid at March 31, 2006 and December 31, 2005, respectively.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration and acquisition of properties. During the three months ended March 31, 2006 and 2005, we incurred $894 and $981, respectively. Of these costs, $982 and $1,120 remained unpaid as of March 31, 2006 and December 31, 2005, respectively.

An affiliate of our business manager/advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the amounts of assets that we had invested at March 31, 2006, this fee was equal to .75% of the aggregate assets invested. We incurred fees totaling $402 for the three months ended March 31, 2006. $150 and $100 of these expenses of this amount remained unpaid at March 31, 2006 and December 31, 2005, respectively. No such fees were incurred during the three months ended March 31, 2005 as these services were not provided during that period.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee in the amount of 150 dollars per month, per loan will be charged.  Such fees totaled $195 and $91 for the three months ended March 31, 2006 and 2005, respectively. $21 and $42 remained unpaid as of March 31, 2006 and December 31, 2005, respectively.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtain on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the three months ended March 31, 2006 and 2005, we paid loan fees totaling $434 and $900, respectively, to this affiliate. No amounts remained unpaid as of March 31, 2006 or December 31, 2005.

We may pay an advisor asset management fee of not more than 1% of our average invested assets to our business manager/advisor. Our average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $18,019 and $9,417 were allowed for the three months ended March 31, 2006 and 2005.  For the three months ended March 31, 2006 and 2005, we accrued fees totaling $9,500 and $925, $2,500 and $3,000 of which remained unpaid as of March 31, 2006 and December 31, 2005. Our business manager/advisor has agreed to forego any fees allowed but not taken during those periods. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time.  For any year in which we qualify as a REIT, our business manager/advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  Our business manager/advisor has not been required to reimburse us for any such amounts.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $7,216 and $3,683, for the three months ended March 31, 2006 and 2005, respectively.  None remained unpaid as of March 31, 2006 or December 31, 2005.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares are purchased.  We sold 67 shares of common stock to affiliates and recognized an expense related to these discounts of $43 for the three months ended March 31, 2005.  As our shares are no longer being offered under this program, no such expense was incurred for the three months ended March 31, 2006.

As of March 31, 2006 and December 31, 2005, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $420 and $3,493, respectively.

We entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, we may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of ours) ("Inland American REIT"), does not satisfy its obligations under its agreement with MB REIT, we may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to us with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem all outstanding series C preferred shares held by us by December 31, 2006.  The series C preferred shares entitle us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  As of March 31, 2006 and December 31, 2005, we had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity, but that we were not the primary beneficiary. Due to our lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. We earned $4,543 in dividend income related to this investment during the three months ended March 31, 2006.  None of the dividend remained unpaid as of March 31, 2006.

We have entered into an arrangement with Inland American REIT whereby we are paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000. We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and have recorded the fair value of the guarantees and are amortizing the liability over the guarantee period of one year or until such time as the guaranty is released.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $51 for the three months ended March 31, 2006, all of which has been received as of that date.  No such fees were earned during the three months ended March 31, 2005.

During 2004, our sponsor advanced us amounts to pay a portion of distributions to our stockholders until funds available for distribution were sufficient to cover the distributions.  Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due. As of December 31, 2004, we owed funds to our sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during the three months ended March 31, 2005 and no funds were due to our sponsor as of that date. No funds were advanced during 2005 or 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt (1)
Fixed rate	$4,919,924	178,888	564,927	2,656,420	1,519,689
Variable rate	501,585	128,290	246,576	126,719	-

Operating lease obligations (2)	$582,875	5,200	10,845	11,347	555,483

Purchase obligations (3)	$194,372	105,255	87,717	1,400	-

(1)

The table includes interest payments to which we are contractually obligated under long term debt agreements.

(2)

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2024 to 2105.  The property attached to the land will revert back to the lessor at the end of the lease.

(3)

Purchase obligations include earnouts on previously acquired properties.

We have contractual obligations to related parties for asset management and property management services.  Fees for these services are based upon assets owned and revenues received during future periods and, as a result, future amounts cannot be determined at this time.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $194,372 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into two mortgage note agreements, two construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $167,199. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2006 was $114,191.  Therefore, we may be required to fund up to an additional $53,008 on these loans.

As part of our subscription agreement with MB REIT, we may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of March 31, 2006, we had purchased series C preferred shares totaling $264,003.  Therefore, we may be required to purchase up to $35,997 in additional shares.

We have obtained 11 irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at March 31, 2006 is $54,490.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $7,424 as of March 31, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.17% for periods of 60 days on approximately $601,343 in principal of which $484,942 has been allocated as of March 31, 2006.

We are currently considering acquiring 16 properties for an estimated aggregate purchase price of $490,698.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from April 1 to May 5, 2006, we:

Issued 1,346 shares of common stock pursuant to the DRP and repurchased 264 shares of common stock through the SRP, resulting in a total of 439,867 shares of common stock outstanding at May 5, 2006;

Paid distributions of $23,498 to our stockholders;

Acquired two properties with a total square footage of 678 for a total purchase price of $79,727;

Obtained mortgage financing on eight properties in the amount of $91,548;

Funded earnouts totaling $13,090 at seven of our existing properties;

Funded a total of $28,729 on mortgage notes and construction loans receivable;

Invested $2,031 in marketable securities.

Impact of Recent Accounting Principles

Emerging Issues Task Force ("EITF") Issue 04-5, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, was ratified by the FASB in June 2005. At issue is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles. The assessment of limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (a) there is a change to the terms or in the exercisability of the rights of the limited partners, (b) the sole general partner increases or decreases its ownership of limited partnership interests, or (c) there is an increase or decrease in the number of outstanding limited partnership interests. This consensus applies to limited partnerships or similar entities, such as limited liability companies that have governing provisions that are the functional equivalent of a limited partnership. This Issue is effective no later than for fiscal years beginning after December 15, 2005 and as of June 29, 2005 for new or modified arrangements. We have determined that we are not required to consolidate any of our current unconsolidated investments.

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

In May 2005, the FASB issued SFAS No. 154: Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and SFAS No. 3.  This Statement changes the requirements for the accounting for and reporting of a change in accounting principle.  Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  In the event of such impracticality, this Statement provides for other means of application.  In the event we change accounting principles, we will evaluate the impact of SFAS No. 154.

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIR.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which we first become involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  We will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which we become involved in future periods.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As of March 31, 2006, we owned 126 single-user net lease properties.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $7,424 as of March 31, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.64% to 5.17% for periods of 60 days approximately $601,343 in principal of which $484,942 has been allocated as of March 31, 2006.

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-

rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

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

The carrying amount of our debt is approximately $145,000 higher than its fair value as of March 31, 2006.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	1,479	59,000	58,710	961,130	1,335,977	1,274,610
Variable rate debt	107,246	232,408	-	125,198	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	5.84%	4.52%	4.74%	4.71%	4.73%	4.96%
Variable rate debt	5.27%	5.33%	-	5.80%	-	-

We have $464,852 of variable rate debt with an average interest rate of 5.44% as of March 31, 2006.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2006, interest expense increases by approximately $4,649 on an annual basis.

The table incorporates only those interest rate exposures that exist as of March 31, 2006.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based upon that evaluation, our chief executive officer and our principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Use of Proceeds from Registered Securities

We registered, pursuant to registration statements under the Securities Act of 1933, the initial offering and a second offering, on a best efforts basis of 500,000 shares at $10.00 per share, subject to discounts in certain cases and up to 40,000 shares at $9.50 per share pursuant to our DRP.

As of March 31, 2006, we have sold the following securities in the initial offering and second offering for the following aggregate offering prices:

*	421,963	shares on a best efforts basis for $4,219,693, and
*	19,047	shares pursuant to the DRP for $180,942
*	(2,245)	shares repurchased pursuant to the SRP for $20,819

The total of shares and gross offering proceeds from our offerings as of March 31, 2006 is 438,765 shares for $4,379,816. The above-stated number of shares sold and the gross offering proceeds received from such sales do not include the 20 shares purchased by our business manager/advisor for $200 preceding the commencement of the initial offering.

From September 17, 2003, which was the effective date of the initial offering through March 31, 2006, we have incurred the following expenses in connection with the issuance and distribution of the registered securities:

Type of Expense	Amount	E=Estimated A=Actual
Underwriting discounts and commissions	$442,587	A
Finders' fees	-	A
Expenses paid to or for underwriters	-	A
Other expenses to affiliates	1,944	A
Other expenses paid to non-affiliates	12,397	A
Total expenses	$456,928

The net offering proceeds to us for our offering periods, after deducting the total expenses paid and accrued as described above, are $3,922,888.

The underwriting discounts and commissions were paid to Inland Securities Corporation. Inland Securities Corporation re-allowed all or a portion of the commissions to soliciting dealers.

Cumulatively, we have used the net offering proceeds as follows:

Use of Proceeds	Amount	E=Estimated A=Actual
Construction of plant, building and facilities	$2,079	A
Purchase of real estate	3,162,720	A
Acquisition of other businesses	-	A
Repayment of indebtedness	37,850	A
Working capital (currently)	39,229	E
Temporary cash investments (currently)	681,010	A
Other uses	-	A
Total uses	$3,922,888

Of the amount used for purchases of real estate, $24,000 was paid to affiliates of our business manager/advisor in connection with the acquisition of properties from such affiliates. For pending purchases of real estate, we temporarily invested net offering proceeds in short-term, interest-bearing securities.

Item 6.  Exhibits

Exhibit No.	Description
3.1*	Second Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2*	Bylaws of Inland Western Retail Real Estate Trust, Inc.

3.2.1*	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005.

4.1*	Specimen Certificate for the Shares.

10.5*	Independent Director Stock Option Plan.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.9*	Share Repurchase Plan.

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Financial Officer.

99.1*	Code of Business Conduct and Ethics

99.2*	Nonretaliation Policy

* Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer
Date:	May 9, 2006

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer
Date:	May 9, 2006