Form 10-Q
period 2006-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-08-09
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO ___

COMMISSION FILE NUMBER: 000-51199

Inland Western Retail Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois  60523

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

Yes ☐   No X

As of August 4, 2006, there were 442,507,116 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets

	June 30, 2006
	(unaudited)	December 31, 2005
Investment properties:
Land	$1,430,961	$1,327,636
Building and other improvements	5,598,730	5,319,922
Construction in progress	744	1,396

	7,030,435	6,648,954
Less accumulated depreciation	(283,014)	(183,643)

Net investment properties	6,747,421	6,465,311

Cash and cash equivalents (including cash held by management company of $22,293 and $20,806 as of June 30, 2006 and December 31, 2005, respectively)	184,989	298,847
Restricted cash and escrows (Note 2)	63,501	68,591
Investment in marketable securities (Note 4)	268,438	184,690
Investment in unconsolidated joint ventures (Note 10)	86,229	80,138
Other investments (Note 3)	264,003	224,003
Accounts and rents receivable (net of allowance of $2,950and $2,468 as of June 30, 2006 and December 31, 2005, respectively)	100,798	78,362
Due from affiliates (Note 3)	404	5,601
Notes receivable (Note 7)	151,692	100,687
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $73,904 and $48,571 as of June 30, 2006 and December 31, 2005, respectively)	469,975	467,763
Acquired above market lease intangibles (net of accumulated amortization of $13,831 and $10,090 as of June 30, 2006 and December 31, 2005, respectively)	55,167	55,633
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $8,183 and $4,664 as of June 30, 2006 and December 31, 2005, respectively)	40,810	42,197
Other assets	13,046	14,110

Total assets	$8,446,473	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(continued)
(In thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2006
	(unaudited)	December 31, 2005
Liabilities:
Mortgages and notes payable (Note 8)	$4,327,309	$3,941,011
Accounts payable	5,381	5,617
Accrued interest payable	15,829	13,961
Accrued real estate taxes	29,307	15,731
Distributions payable	23,652	23,767
Security deposits	6,365	5,919
Prepaid rental income and other liabilities	24,853	20,766
Other financings (Note 1)	85,452	81,996
Acquired below market lease intangibles (net of accumulated amortization of $23,373 and $17,080 as of June 30, 2006 and December 31, 2005, respectively)	150,325	147,819
Restricted cash liability (Note 2)	41,870	43,306
Due to affiliates (Note 3)	11,746	4,397

Total liabilities	4,722,089	4,304,290

Minority interests	129,864	123,964

Stockholders' equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 600,000 shares authorized, 441,754 and 435,427 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	441	435
Additional paid in capital (net of offering costs of $456,928 and $457,007 as of June 30, 2006 and December 31, 2005, respectively, of which $444,531 and $444,566 was paid or accrued to affiliates as of June 30, 2006 and December 31, 2005, respectively)	3,951,202	3,891,624
Accumulated distributions in excess of net income	(353,277)	(233,217)
Accumulated other comprehensive loss	(3,846)	(1,163)

Total stockholders' equity	3,594,520	3,657,679

Commitments and contingencies (Note 13)

Total liabilities and stockholders' equity	$8,446,473	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
Rental income	$142,033	$92,438	$281,659	$166,501
Tenant recovery income	29,739	19,650	59,262	35,469
Other property income	2,725	1,027	5,125	1,932
Total revenues	174,497	113,115	346,046	203,902
Expenses:
Property operating expenses to affiliates	7,278	4,614	14,493	8,297
Property operating expenses to non-affiliates	20,837	13,283	41,395	25,450
Real estate taxes	17,939	10,775	36,166	18,936
Depreciation and amortization	64,655	41,815	127,208	75,950
General and administrative expenses to affiliates	1,204	988	2,300	1,613
General and administrative expenses to non-affiliates	2,015	1,941	4,726	3,200
Advisor asset management fee	10,500	4,000	20,000	4,925

Total expenses	124,428	77,416	246,288	138,371

Operating income	$50,069	$35,699	$99,758	$65,531
Dividend income	9,571	212	18,549	212
Interest income	5,617	4,863	10,743	7,406
Other income (expense)	478	(64)	418	(1)
Interest expense	(55,607)	(30,583)	(108,040)	(54,227)
Realized gain (loss) on sale of securities	56	(42)	402	(34)
Minority interests	(146)	(97)	442	373
Equity in earnings (losses) of unconsolidated entities	(250)	(425)	(1,189)	(683)

Net income	$9,788	$9,563	$21,083	$18,577
Other comprehensive income:
Unrealized gain (loss) on investment securities	(2,182)	847	(2,683)	881

Comprehensive income	$7,606	$10,410	$18,400	$19,458

Net income per common share, basic and diluted	$.02	$.03	$.05	$.06

Weighted average number of common shares outstanding, basic and diluted	440,722	321,170	439,274	286,142

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the six months ended June 30, 2006

(unaudited)
(In thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	435,427	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679

Net income	-	-	-	21,083	-	21,083
Unrealized loss on investment securities	-	-	-	-	(2,683)	(2,683)
Distributions declared ($.32 per weighted average number of common shares outstanding)	-	-	-	(141,143)	-	(141,143)
Offering costs	-	-	79	-	-	79
Proceeds from distribution reinvestment program	8,090	8	76,852	-	-	76,860
Shares repurchased	(1,763)	(2)	(16,421)	-	-	(16,423)
Shares obligated to be repurchased	-	-	(933)	-	-	(933)
Issuance of stock options	-	-	1	-	-	1

Balance at June 30, 2006	441,754	$441	$3,951,202	$(353,277)	$(3,846)	$3,594,520

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(unaudited)
(In thousands, except per share amounts)

	Six months ended June 30,
	2006	2005

Cash flows from operations:
Net income	$21,083	$18,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	99,371	58,900
Amortization	27,837	17,050
Amortization of loan fees	3,603	1,464
Amortization of acquired above market leases	4,153	3,297
Amortization of acquired below market leases	(7,226)	(5,906)
Straight line rental income	(8,670)	(6,087)
Straight line ground lease expense	1,894	1,485
Minority interests	(442)	(373)
Loss from investments in unconsolidated entities	1,189	683
Issuance of stock options and discount on shares issued to affiliates	1	118
Realized (gain) loss on sale of securities	(402)	34
Write-off of bad debt	459	206
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $482 and $1,001 for June 30, 2006 and 2005, respectively	(14,225)	(17,416)
Other assets	(987)	1,194
Due from affiliates	5,197	654
Accounts payable	(236)	2,760
Accrued interest payable	1,868	4,515
Accrued real estate taxes	13,730	17,298
Security deposits	446	1,424
Prepaid rental income and other liabilities	3,313	4,650
Due to affiliates	7,526	5,800
Net cash flows provided by operating activities	159,482	110,327

Cash flows from investing activities:
Purchase of marketable securities	(86,029)	(56,532)
Purchase of other investments	(40,000)	-
Restricted escrows	3,654	(31,572)
Purchase of investment properties	(352,441)	(1,888,771)
Acquired in-place lease intangibles and customer relationship value	(29,920)	(144,779)
Acquired above market leases	(3,687)	(18,928)
Acquired below market leases	9,732	45,327
Investment in development projects	(1,267)	-
Contributions from minority interests	11,784	42,609
Distributions to minority interests	(5,442)	(6,954)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)
(In thousands, except per share amounts)

	Six months ended June 30,
	2006	2005

Investment in unconsolidated joint ventures	(7,280)	-
Payments under master leases	3,454	4,044
Payment of leasing fees	(581)	(241)
Other assets	2,051	(22,556)
Funding of notes receivable	(54,454)	(104,228)
Payoff of notes receivable	3,449	-

Net cash flows used in investing activities	(546,977)	(2,182,581)

Cash flows from financing activities:
Proceeds from offerings	-	1,355,300
Proceeds from the distribution reinvestment program	76,860	44,364
Shares repurchased	(15,635)	(3,615)
Payment of offering costs	(98)	(145,363)
Proceeds from margin securities debt	42,708	15,907
Proceeds from mortgage debt and notes payable	314,743	1,076,277
Principal payments on mortgage debt and notes payable	(1,071)	(608)
Lump-sum payoffs of mortgage debt and notes payable	(848)	(35,742)
Payment of loan fees and deposits	(1,764)	(19,168)
Distributions paid	(141,258)	(83,281)
Repayment of sponsor advances	-	(2,000)

Net cash flows provided by financing activities	273,637	2,202,071

Net increase (decrease) in cash and cash equivalents	(113,858)	129,817
Cash and cash equivalents, at beginning of period	298,847	241,224
Cash and cash equivalents, at end of period	$184,989	$371,041

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)

(In thousands, except per share amounts)

	Six months ended June 30,
	2006	2005

Supplemental disclosure of cash flow information:

Cash paid for interest, net of interest capitalized of $23	$102,592	$52,592

Restricted cash	$1,436	$(3,743)
Restricted cash liability	(1,436)	3,743

Share repurchase program	$(1,721)	$(1,033)
Share repurchase program liability	1,721	1,033

Supplement schedule of non-cash investing and financing activities:

Purchase of investment properties	$(385,587)	$(1,961,673)
Assumption of mortgage debt	30,766	45,418
Other financings	3,456	27,518
Non-cash purchase price adjustments	(2,995)	(34)
Construction in progress placed in service	1,919	-

	(352,441)	(1,888,771)

Distributions payable	$23,652	$18,074

Accrued offering costs payable	$-	$3,059

Write-off of in-place lease intangibles	$2,375	$1,262

Write-off of above market lease intangibles	$412	$103

Write-off of below market lease intangibles	$933	$252

Write-off of leasing fees	$7	$-

Write-off of loan fees	$206	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
June 30, 2006

(unaudited)
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

(1)  Organization and Basis of Presentation

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of June 30, 2006, the Company had issued 23,097 shares through its distribution reinvestment program ("DRP") at $9.50 per share for $219,423 and had repurchased a total of 3,326 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $9.50 per share for an aggregate cost of $30,911.  As a result, the Company had realized total net offering proceeds, before offering costs of $4,408,405 as of June 30, 2006.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

During 2006, as part of its accounting for leases and expense accrual account reconciliation process, the Company determined that it had overstated prior year’s revenues and expenses by a net amount of approximately $1,185, or $0.003 per common share. The errors were not considered material to the results of operations of any prior period or the current period, and the adjustments to these revenues and expenses have been recognized in the Company’s year-to-date 2006 financials, with $415 recognized in the three months ended March 31, 2006 and the remainder recognized in the three months ended June 30, 2006.

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

The Company has a 99% ownership interest in Colonnade Lender, LLC, which has invested in two apartment properties located in Maryland. The other members' interests in the entity are reflected as minority interest in the accompanying consolidated financial statements.

Cardiff Hall East Apartments, North Plaza Shopping Center and the assets of Colonnade Lender, LLC are considered restricted assets. These assets are considered restricted because the Company's joint venture partner is entitled to virtually all economic benefits of the assets. Since the Company has a subordinated position in the economic benefits of these assets, all income/loss from these assets is allocated to the Company's joint venture partner and reflected in minority interest.

Minority interest is adjusted for additional contributions and distributions to minority holders as well as the minority holders' share of the net earnings or losses of each respective entity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

(2)  Summary of Significant Accounting Policies

Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors.  In mostcases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduces revenue recognized over the term of the lease.  In these circumstances, the Company begins revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  The Company considers a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

whether the tenant or landlord retains legal title to the improvements;

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of some of the Company's properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.

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

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $14,229 and $9,042 for the three months ended June 30, 2006 and 2005 and $27,578 and $16,858 for the six months ended June 30, 2006 and 2005, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 and $64 for the three months ended June 30, 2006 and 2005 and $130 and $119 for the six months ended June 30, 2006 and 2005, respectively.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $2,105 and $1,827 was applied as a reduction to rental income for the three months ended June 30, 2006 and 2005 and $4,153 and $3,297 for the six months ended June 30, 2006 and 2005, respectively. Amortization pertaining to the below market lease costs of $3,632 and $3,046 was applied as an increase to rental income for the three months ended June 30, 2006 and 2005 and $7,226 and $5,906 for the six months ended June 30, 2006 and 2005, respectively.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and acquired below market lease costs for properties owned at June 30, 2006.

Amortization of:	2006	2007	2008	2009	2010	Thereafter

Acquired above market lease costs	$(4,077)	(7,362)	(7,057)	(6,472)	(5,941)	(24,258)

Acquired below market lease costs	7,017	13,088	11,808	10,826	9,725	97,861

Net rental income increase	$2,940	5,726	4,751	4,354	3,784	73,603

Acquired in-place lease intangibles	$26,437	52,749	52,460	51,093	48,083	236,938

Customer relationship value	$130	260	260	260	260	1,045

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

Loan fees are amortized on a straight-line basis over the life of the related loans as a component of interest expense.

Differences between the carrying amounts of investments in unconsolidated joint ventures and the Company's equity in the underlying assets are depreciated on a straight-line basis over the useful lives of the joint venture assets to which such differences are allocated.

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of June 30, 2006 or December 31, 2005.

In accordance with FIN No. 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company's judgment, asset retirement obligations do not have a significant impact on the consolidated financial statements.

Partially-Owned Entities:   If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised and that its variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then it will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  The Company has determined that the EITF does not have a material effect on the consolidated financial statements, but will continue to evaluate new investments under this guidance.  Finally, the Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity. However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity even if it has greater than a 50% ownership interest.

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no notes receivable were impaired as of June 30, 2006 or December 31, 2005.

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

Restricted Cash and Escrows: Restricted cash and escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met. Restricted cash and escrows also consist of lenders' escrows and funds restricted through joint venture arrangements.

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

Fair Value of Debt: The carrying amount of the Company's debt and other financings is approximately $183,878 higher than its fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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
(continued)

(unaudited)
(In thousands, except per share amounts)

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

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Company primarily accounts for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in its income statement.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect of this Interpretation.

(3)  Transactions with Affiliates

As of June 30, 2006 and December 31, 2005, the Company had incurred $456,928 and $457,007, respectively, of offering costs for both of the offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005 and is included in accrued offering costs due to affiliates on the accompanying consolidated balance sheets.  No amounts remained unpaid as of June 30, 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. For the three months ended June 30, 2006 and 2005, the Company incurred $697 and $1,049 of these costs, respectively.  Costs of $1,592 and $2,030 were incurred during the six months ended June 30, 2006 and 2005, respectively.  Of these costs, $1,041 and $1,120 remained unpaid as of June 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at June 30, 2006, the fee was equal to .75% of aggregate assets invested. The Company incurred fees totaling $483 and $885 for the three and six months ended June 30, 2006, respectively. Such fees are included in general and administrative expenses to affiliates. $165 and $100 remained unpaid at June 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets. No such fees were incurred during the three or six months ended June 31, 2005 as these services were not provided during that period.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $165 and $84 for the three months ended June 30, 2006 and 2005, respectively.  Fees totaled $361 and $175 for the six months ended June 30, 2006 and 2005, respectively.  $40 and $42 remained unpaid as of June 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended June 30, 2006 and 2005, the Company paid loan fees totaling $339 and $1,811 to this affiliate, respectively.  $773 and $2,712 of such fees were paid during the six months ended June 30, 2006 and 2005, respectively.  No amounts remained unpaid as of June 30, 2006 or December 31, 2005.

The Company may pay an advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $18,665 and $12,633 were allowed for the three months ended June 30, 2006 and 2005 and $36,684 and $22,050 for the six months ended June 30, 2006 and 2005, respectively.  The Company accrued fees to its Business Manager/Advisor totaling $10,500 and $4,000 for the three months ended June 30, 2006 and 2005, respectively, and $20,000 and $4,925 for the six months ended June 30, 2006 and 2005, respectively.  $10,500 and $3,000 remained unpaid as of June 30, 2006 and December 31, 2005 and are included in due to affiliates on the accompanying consolidated balance sheets. The Business Manager/Advisor has agreed to forego any fees allowed but not taken during those periods. Fees for these services are calculated based upon assets owned at a specific point in time

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

and, as a result, future amounts payable under this agreement cannot be determined at this time. For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $7,278 and $4,614 for the three months ended June 30, 2006 and 2005, respectively.  Fees of $14,493 and $8,297 were incurred for the six months ended June 30, 2006 and 2005, respectively.  None remained unpaid as of June 30, 2006 or December 31, 2005. Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares were purchased. The Company sold 84 and 151 shares of common stock to affiliates and recognized an expense related to these discounts of $74 and $116 for the three and six months ended June 30, 2005, respectively.  As the Company's shares are no longer being offered under this program, no such expense was incurred for the six months ended June 30, 2006.

As of June 30, 2006 and December 31, 2005, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $404 and $3,493, respectively.

The Company has entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, the Company may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of the Company) ("Inland American REIT"), does not satisfy its obligations under its agreement with MB REIT, the Company may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to the Company with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006.  The series C preferred shares entitle the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, payable monthly.  As of June 30, 2006 and December 31, 2005, the Company had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary. Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. The Company earned $4,608 and $9,151 in dividend income related to this investment during the three and six months ended June 30, 2006, respectively, which is included in dividend income on the accompanying consolidated statement of operations.  None of the dividend remained unpaid as of June 30, 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The Company has entered into an arrangement with Inland American REIT whereby the Company is paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness

of Others, and has recorded the fair value of the guarantees and is amortizing the liability over the guarantee period of one year or until such time as the guaranty is released. The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $47 and $98 for the three and six months ended June 30, 2006, respectively, all of which had been received as of that date.  No such fees were earned during the three or six months ended June 30, 2005.

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

(4)  Marketable Securities

Investment in marketable securities of $268,438 and $184,690 at June 30, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on June 30, 2006 and December 31, 2005, the Company had accumulated other comprehensive losses of $3,846 and $1,163, respectively.  Net unrealized losses for three months ended June 30, 2006 and 2005 were equal to $2,182 and $847, respectively.  Net unrealized losses were equal to $2,683 and $881 for the six months ended June 30, 2006 and 2005, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended June 30, 2006 and 2005, the Company realized gains (losses) of $56 and $(42), respectively, on the sale of securities. Gains (losses) of $402 and $(34) were realized during the six months ended June 30, 2006 and 2005, respectively.  Dividend income is recognized when earned. During the three months ended June 30, 2006 and 2005, dividend income of $4,964 and $212, respectively, was earned on marketable securities and is included within dividend income on the accompanying consolidated statements of operations.  Dividend income of $9,398 and $212 was earned during the six months ended June 30, 2006 and 2005, respectively.

The Company has purchased a portion of its securities through a margin account. As of June 30, 2006 and December 31, 2005, the Company had recorded a payable of $124,206 and $81,498, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2006, these rates were equal to a range between 5.60% and 5.85%.  Interest expense on this debt in the amount of $1,548 and $29 was recognized within interest expense on the accompanying consolidated statements of operations for the three months ended June 30, 2006 and 2005, respectively.  $2,616 and $29 of interest expense on this debt was recognized during the six months ended June 30, 2006 and 2005, respectively.  The total value of the Company’s marketable securities at June 30, 2006 and December 31, 2005 serves as collateral for this debt.

 INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholder’s meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of June 30, 2006 and December 31, 2005, there had been a total of 20 options issued, of which none had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. During the three months ended June 30, 2006 and 2005, the Company recorded $.5 and $1, respectively, of expense related to stock options. $1 and $2 of expense related to stock options was recorded during the six months ended June 30, 2006 and 2005, respectively.

 (6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $13,283 and $9,829 as of June 30, 2006 and December 31, 2005, respectively.

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

In certain municipalities, the company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes are reimbursed by the tenant to the Company.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within other property income on the consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $626 and $540 for the three months ended June 30, 2006 and 2005, respectively, and $1,255 and $944 for the six months ended June 30, 2006 and 2005, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(unaudited)
(In thousands, except per share amounts)

A lease termination by a major tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if a major tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist under the tenants’ leases.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$540,175	*
2007	541,225
2008	524,230
2009	494,992
2010	465,046
Thereafter	3,324,250
Total	$5,889,918

*  For the twelve month period from January 1, 2006 through December 31, 2006 for existing properties and the date of     acquisition through December 31, 2006 for newly acquired properties.

The remaining lease terms range from one year to 55 years.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105. For the three months ended June 30, 2006 and 2005, ground lease rent expense was $2,105 and $1,843, respectively. Expense of $4,249 and $3,301 was incurred during the six months ended June 30, 2006 and 2005, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$5,180	*
2007	5,378
2008	5,422
2009	5,647
2010	5,655
Thereafter	552,815
Total	$580,097

*  For the twelve month period from January 1, 2006 through December 31, 2006 for existing properties and the date of acquisition through December 31, 2006 for newly acquired properties.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The notes receivable balance of $151,692 as of June 30, 2006 consisted of three mortgage notes receivable, three construction loans receivable and two other installment notes receivable.

The mortgage notes have interest rates ranging between 6.75% and 7.41% per annum and maturity dates ranging from October 2006 to October 2007. Interest only is due on these notes and the notes are secured by first mortgages on retail real estate. The outstanding balance on the mortgage notes was $39,263 as of June 30, 2006.

The construction loans have interest rates ranging between 7.00% and 8.50% per annum and maturity dates ranging from May 2007 to May 2008. The loans are secured by first mortgages on retail real estate. The loans can be funded up to a total of approximately $136,400, of which the outstanding balance was $94,929 as of June 30, 2006.

The other installment notes have interest rates of 5.00% and 10.00% per annum and mature in December 2007 and February 2048, respectively. The outstanding balance on these notes was $17,500 as of June 30, 2006.

 (8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of June 30, 2006 were $4,199,930 and had a weighted average interest rate of 4.92%. Of this amount, $3,842,324 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.81% at June 30, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.86%. The remaining $357,606 represented variable rate loans with a weighted average interest rate of 6.07% at June 30, 2006. Properties with a net carrying value of $6,553,661 at June 30, 2006 and related tenant leases are pledged as collateral. As of June 30, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	1,193	59,414	59,145	961,598	1,336,172	1,424,802
Variable rate debt	-	232,408	-	125,198	-	-

Weighted average interest rate on maturing mortgage debt:
Fixed rate debt	5.88%	4.53%	4.75%	4.71%	4.73%	4.97%
Variable rate debt	-	5.96%	-	6.26%	-	-

The maturity table excludes other financing obligations as described in Note 1.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  However, at June 30, 2006, none of the Company's loans are guaranteed.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of June 30, 2006, the Company had recorded a payable of $124,206 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At June 30, 2006, these rates were equal to a range between 5.60% and 5.85%. This margin debt is due upon demand.

Other Notes Payable

The remaining balance in mortgages and notes payable on the consolidated balance sheet at June 30, 2006 consists of other miscellaneous notes payable with a total balance of $3,173.

(9)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate.  On October 27, 2005, the Company paid a fee to its lender to extend its line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 4.83% to 5.35% during the quarter ended June 30, 2006.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2006, the Company was in compliance with such covenants. There was no outstanding balance on the line as of June 30, 2006.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	June 30, 2006	June 30, 2006
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$4,458
The Power Plant	Baltimore, MD	11/05/04	50.00%	14,201
Pier IV	Baltimore, MD	11/05/04	66.67%	18,759
Louisville Galleria	Louisville, KY	12/29/04	47.10%	25,578
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	13,019
Preston Trail Village	Dallas, TX	02/28/06	78.95%	3,071
Doncaster Village and Padonia Village Apartments	Parkville and Timonium, MD	05/03/06	28.00%	7,143
				$86,229

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

These investments, with the exception of Preston Trail Village, are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments. Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of unconsolidated entities for the six months ended June 30, 2006 was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

(11)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States. The Company's shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drugstores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations. Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type. In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company's investment properties are considered a separate operating segment. However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company's properties are considered one reportable segment.

Net property operations are summarized in the following table for the six months ended June 30, 2006 and 2005, along with a reconciliation to net income.

	Six months ended June 30,
	2006	2005
Property rental income and additional property income	$346,046	$203,902
Total property operating expenses	(92,054)	(52,683)
Interest expense	(108,040)	(54,227)
Net property operations	145,952	96,992

Dividend income	18,549	212
Interest income	10,743	7,406
Other income (expense)	418	(1)
Realized gain (loss) on securities	402	(34)
Less non-property expenses:
Depreciation and amortization	(127,208)	(75,950)
General and administrative expenses	(7,026)	(4,813)
Advisor asset management fee	(20,000)	(4,925)
Minority interests	442	373
Equity in earnings (losses) of unconsolidated entities	(1,189)	(683)
Net income	$21,083	$18,577

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The following table summarizes property asset information as of June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
Total assets:
Rental real estate	$7,576,268	$7,224,736
Non-segment assets	870,205	861,197

	$8,446,473	$8,085,933

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

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of June 30, 2006 and 2005, options to purchase 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 440,722 and 321,170 for the three months ended June 30, 2006 and 2005 and 439,274 and 286,142 for the six months ended June 30, 2006 and 2005, respectively.

(13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $232,563 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into three mortgage note agreements, three construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $202,054. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2006 was $151,692.  Therefore, the Company may be required to fund up to an additional $50,362 on these loans.

As part of the Company's subscription agreement with MB REIT, it may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of June 30, 2006, the Company had purchased series C preferred shares totaling $264,003.  Therefore, the Company may be required to purchase up to $35,997 in additional shares.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

As of June 30, 2006, the Company had nine irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at June 30, 2006 was $40,374.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $1,579 as of June 30, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.71% to 5.17% for periods of 60 days on $498,924 in principal. Approximately $477,193 of this principal has been allocated to specific acquisitions as of June 30, 2006.

The Company is currently considering acquiring 19 properties for an estimated aggregate purchase price of $362,298. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(14)  Subsequent Events

During the period from July 1 to August 4, 2006, the Company:

Issued 1,356 shares of common stock through the DRP and repurchased 603 shares of common stock through the SRP resulting in a total of 442,507 shares of common stock outstanding at August 4, 2006;

Paid distributions of $23,652 to its stockholders;

Acquired one property with a square footage of 127 for a purchase price of $34,960;

Obtained mortgage financing on three properties in the amount of $46,427;

Funded an earnout of $1,864 on one of its existing properties;

Funded a total of $1,598 on mortgage loans and construction loans receivable.

On July 31, 2006, the Company's Board of Directors voted to increase the price per share of shares purchased under the DRP from $9.50 per share to $10.00 per share.  This change will be effective beginning with the September distribution to be paid in October.

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

The following discussion and analysis relates to the three and six months ended June 30, 2006 and 2005. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and our annual report on Form 10-K for the year ended December 31, 2005. All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts and number of properties.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of June 30, 2006, our portfolio consisted of 284 properties wholly-owned by us or the wholly-owned properties, 18 properties in which we have an interest of between 45% and 95% or the consolidated joint venture properties and two additional joint venture properties which we also consolidate and classify as other joint venture properties.  Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is entitled to virtually all of the economic benefits of the assets. We have a subordinated position it the economic benefits of these assets.

The properties in our portfolio are located in 38 states and one Canadian province.  At June 30, 2006, the portfolio (excluding the other joint venture properties) consisted of 174 multi-tenant shopping centers and 128 free-standing single-user net lease properties containing an aggregate of approximately 44,000 square feet of gross leasable area or GLA, of which approximately 98% of the GLA was leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized revenue as of June 30, 2006, approximately 59% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

During the six months ended June 30, 2006, we invested approximately $376,000 for the acquisition of 11 multi-tenant shopping centers, three single-user net lease properties and funding of 36 earnouts on properties which we already own, containing a total GLA of approximately 2,950 square feet.  We also raised approximately $77,000 in investor proceeds through our distribution reinvestment program and obtained approximately $315,000 in mortgage financing proceeds.

In 2005, we completed our second public offering, raising a total of over $4,200,000 in our two offerings. Funds remaining from the public offerings are still in the process of being fully deployed into investment properties. Current stockholders can reinvest their distributions in our distribution reinvestment program or DRP.  Approximately 50% of our monthly distributions to stockholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $155,000 on an annual basis.  Since we generally leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds would allow us to purchase approximately $310,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  We cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, which may be more attractive to them.

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

The U.S. economy slowed overall in the second quarter of 2006, growing at a real 2.5% annual rate after a torrid 5.6% pace in the first quarter.  Sales at U.S. retail stores decreased by 0.1% in June 2006, the first decline since February 2006.  Consumer spending weakened as well in the second quarter of 2006, as higher energy prices and rising interest rates slowed household spending.

Despite the slowing in the second quarter, the retail industry posted solid growth for the recently ended fiscal year, with sales among the nation's 150 largest chains increasing by 7.6% over the prior year.  Super centers led the way with sales up 17.8% over the prior year; Home good specialty chains sales were up 13% over the prior year and Warehouse Clubs sales were up 8.6% over the prior year, among others.  Department stores also staged a sales come back, up 3.8%, as consumers were driven to lower priced department store chains as a result of the higher gas prices and energy prices.  The outlook for the upcoming third quarter of 2006 is positive as U.S. consumer confidence strengthened in July 2006 by 1% over June 2006.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy. We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services will produce stable earnings and growth opportunities in future years.

We continually monitor the sales trends and financial strength of all of our major tenants.  We currently are monitoring tenants which include Pier 1 Imports, Office Max, Baja Fresh, The Sharper Image, Bally's Fitness, Krispy Kreme and certain video stores.  We are meeting with the heads of real estate of each of these retailers and are reviewing stores that are larger than their current format. Our hope is that we will be able to reduce our exposure and increase our rental stream by taking segments of these retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this activist strategy to maximize the profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent approximately 2.6% of our current annualized revenues.

As of June 30, 2006, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements, a portfolio of 302 properties (excluding the other joint venture properties) at which approximately 98% of our GLA was physically leased and 99% was economically leased.  The weighted average GLA occupied at June 30, 2006 and December 31, 2005 was 98% and 98%, respectively. The following table provides a summary of the properties in our portfolio at June 30, 2006:

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Physical Occupancy % as of 06/30/06	Physical Occupancy % as of 12/31/05

West

Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	58	8,981	97%	97%

Southwest

Arkansas, Louisiana, Oklahoma, Texas	63	7,598	98%	98%

Midwest

Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin, Ontario, Canada	42	10,213	98%	98%

Northeast

Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	72	8,528	97%	96%

Southeast

Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	67	8,680	99%	99%

Totals	302	44,000

Of our 302 properties, 177 were acquired during the year ended December 31, 2005.  Therefore, our results of operations for our portfolio show significant increases in revenues and expenses from the six months ended June 30, 2005 to the six months ended June 30, 2006.  We believe that we have further opportunities to grow and improve our performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of the opportunities to fulfill our acquisition strategy.

Of the 302 properties we had purchased as of June 30, 2006, 133 were located west of the Mississippi River, which is our primary area of interest.  These 133 properties equate to approximately 44% of our GLA and approximately 45% of our annualized base rental income as of June 30, 2006. The remaining 169 properties purchased were located east of the Mississippi River. We purchased these 169 properties because we had the opportunity to take advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the western United States. We expect this trend to continue into the foreseeable future. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market in-place lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate."   This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements and most other capital improvements. Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.

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

•

whether the tenant or landlord retains legal title to the improvements;

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

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of the Financial Accounting Standards Board, or FASB, revision to Interpretation No. 46: Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, and that our variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then we will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  We have determined that this EITF does not have a material effect on our consolidated financial statements, but will continue to evaluate new investments under this guidance. Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have over a 50% ownership interest  If we do not control the entity due to lack of decision-making abilities, we will not consolidate the entity even when we have greater than a 50% ownership interest.

Results of Operations

General

The following discussion is based on our consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

Quarter Ended	Properties Purchased by Quarter	Square Feet Acquired	Aggregate Purchase Price
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797	$127,017
March 31, 2004	11	2,117	$385,034
June 30, 2004	23	4,172	$733,215
September 30, 2004	26	5,676	$863,580
December 31, 2004	43	7,412	$1,310,149
March 31, 2005	24	3,339	$465,484
June 30, 2005	52	8,019	$1,570,753
September 30, 2005	55	6,995	$1,017,258
December 31, 2005	46	2,523	$540,586
March 31, 2006	6	848	$137,775
June 30, 2006	8	2,102	$267,959

Total	302	44,000	$7,418,810

The table above excludes other joint venture properties.

Comparison of the six months ended June 30, 2006 to June 30, 2005 - Total Portfolio

The table below presents selected operating information for our total portfolio of 304 properties (including the other joint venture properties) for the six months ended June 30, 2006 and June 30, 2005.  The comparability of the three months ended June 30, 2006 and 2005 is similar to that of the six month periods discussed below.

	Total Portfolio
	Six months ended June 30,		$	%
	2006	2005	Change	Change
Revenues:
Rental income	$281,659	$166,501	$115,158	69.2%
Tenant recovery income	59,262	35,469	23,793	67.1
Other property income	5,125	1,932	3,193	165.3
Total revenues	346,046	203,902	142,144	69.7

Expenses:
Property operating expenses	55,888	33,747	22,141	65.6
Real estate taxes	36,166	18,936	17,230	91.0
Depreciation and amortization	127,208	75,950	51,258	67.5
General and administrative expenses	7,026	4,813	2,213	46.0
Advisor asset management fee	20,000	4,925	15,075	306.0
Total expenses	246,288	138,371	107,917	78.0

Operating income	99,758	65,531	34,227	52.2

Dividend income	18,549	212	18,337	8,649.5
Interest income	10,743	7,406	3,337	45.1
Other income (expense)	418	(1)	419	41,900.0
Interest expense	(108,040)	(54,227)	(53,813)	99.2

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance as well as lease termination fee income and other miscellaneous operating income. Rental income of the total portfolio increased $115,158 or 69.2%and tenant recovery and other property income of the total portfolio income increased $26,986 or 72.2%.  The increase was due primarily to 304 properties (including the other joint venture properties) being owned and operated for the six months ended June 30, 2006 compared to 189 properties (including the other joint venture properties) for the six months ended June 30, 2005.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase in these expenses of $39,371 or 74.7% for the total portfolio was due primarily to 304 properties (including the other joint venture properties) being owned and operated for the six months ended June 30, 2006 compared to 189 properties (including the other joint venture properties) for the six months ended June 30, 2005.

Depreciation and Amortization.  Depreciation expense of the total portfolio increased $40,471 or 68.7% due to depreciation on 304 properties (including the other joint venture properties) compared to 189 properties (including the other joint venture properties) owned during the six months ended June 30, 2006 and 2005, respectively. The increase in amortization expense of the total portfolio of $10,787 or 63.3% was due to the amortization of intangible assets in the amount of approximately $544,000 and $393,000 and the amortization of leasing fees in the amount of approximately $2,000 and $1,000 during the six months ended June 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $2,213 or 46.0% in general and administrative expenses of the total portfolio resulted from increased services required for a significantly larger portfolio of investment properties and investor base.

Advisor Asset Management Fee. The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter. The increase of $15,075 or 306% is due to the significant increase in our average invested assets for the six months ended June 30, 2006 versus 2005. Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $36,684 and $22,050 were allowed for the six months ended June 30, 2006 and 2005, respectively. Our business manager/advisor has agreed to forego any fees allowed but not taken during those periods.

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $18,337 from the six months ended June 30, 2006 to June 30, 2005 is due to the significant increase in funds that we invested in securities and other investments during late 2005 and 2006.  The balance of our investments in marketable securities and other investments rose close to ten times its balance from $58,666 at June 30, 2005 to $532,441 at June 30, 2006.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $3,337 or 45.1% was due primarily to the increase in the amount of funds that we had invested in notes receivable as well as higher interest rates earned on our operating bank accounts and short-term investments during the six months ended June 30, 2006 as compared to June 30, 2005.

Other Income (Expense). Other income (expense) includes miscellaneous non-operating income earned and non-operating expenses paid by us.  The increase of $419 resulted from increased miscellaneous fees and other income generated by a larger portfolio and investor base.

Interest Expense. The increase in interest expense of the total portfolio of $53,813 or 99.2% was due to the financing on 298 properties (including the other joint venture properties) compared to 170 properties (including the other joint venture properties) as of June 30, 2006 and 2005, respectively, as well as increasing interest rates throughout 2005 and 2006.

We are exposed to interest rate changes primarily as a result of our long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives we borrow primarily at fixed rates through interest rate lock agreements with the lowest margins available and, in some cases, with the ability to convert variable rates to current market fixed rates at the time of conversion.

Comparison of three and six months ended June 30, 2006 to June 30, 2005 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 135 properties acquired or placed in service prior to April 1, 2005 for the three month comparison and 111 properties acquired or placed in service prior to January 1, 2005 for the six month comparison, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire three or six months ended June 30, 2006 and June 30, 2005.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Rental income and tenant recoveries
Same store investment properties (135 and 111 properties)	$92,169	$91,213	$166,346	$162,875
Other investment properties	77,386	17,575	167,957	32,331

Total rental income and tenant recoveries	169,555	108,788	334,303	195,206

Property operating expenses:
Same store investment properties (excluding interest , depreciation, amortization, bad debt expense and advisor asset management fee)	24,817	22,585	46,951	42,363
Other investment properties	19,226	4,433	42,268	7,628

Total property operating expenses	44,043	27,018	89,219	49,991

Net operating income (rental income and tenant recoveries less property operating expenses):
Same store investment properties	67,352	68,628	119,395	120,512
Other investment properties	58,160	13,142	125,689	24,703

Net operating income	125,512	81,770	245,084	145,215

Other income:
Straight-line rental income	3,415	3,108	8,670	6,087
Amortization of above and below market lease intangibles	1,527	1,219	3,073	2,609
Dividend income	9,571	212	18,549	212
Interest income	5,617	4,863	10,743	7,406
Other income (expense)	478	(64)	418	(1)
Realized gain (loss) on sale of securities	56	(42)	402	(34)
Minority interests	(146)	(97)	442	373

Other expenses:
Straight-line ground lease expense	(1,006)	(823)	(1,894)	(1,485)
Bad debt expense	(1,005)	(831)	(941)	(1,207)
Depreciation and amortization	(64,655)	(41,815)	(127,208)	(75,950)
General and administrative expenses to affiliates	(1,204)	(988)	(2,300)	(1,613)
General and administrative expenses to non-affiliates	(2,015)	(1,941)	(4,726)	(3,200)
Advisor asset management fee	(10,500)	(4,000)	(20,000)	(4,925)
Interest expense	(55,607)	(30,583)	(108,040)	(54,227)
Equity in earnings (losses) of unconsolidated entities	(250)	(425)	(1,189)	(683)

Net income	$9,788	$9,563	$21,083	$18,577

On a same store basis, (comparing the results of operations of the investment properties owned during the three and six months ended June 30, 2006 with the results of the same investment properties during the three and six months ended June 30, 2005), property net operating income decreased by $1,276 and $1,117, respectively, with total rental income and tenant recoveries increasing by $956 and $3,471, respectively, and total property operating expenses increasing by $2,232 and $4,588 for the three and six months ended June 30, 2006.

Same store rental income and tenant recoveries for the three months ended June 30, 2006 and 2005 were $92,169 and $91,213, respectively.  Same store rental income and tenant recoveries for the six months ended June 30, 2006 and 2005 were $166,346 and $162,875, respectively.  For both the three and six month periods, the primary reason for this increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Many of the vacancies at these centers were covered by master leases from the seller.  Vacant spaces at the time of closing may be paid by the seller in a master lease, which are accounted for as income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.

Same store property operating expenses for the three months ended June 30, 2006 and 2005 were $24,817 and $22,585, respectively.  Same store property operating expense for the six months ended June 30, 2006 and 2005 were $46,951 and $42,363, respectively.  For both the three and six month periods, the increase in property operating expense was primarily caused by increases in real estate property taxes expensed in 2006.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the cost of land and improvements.  Once the property is acquired, this may trigger a new assessment based on market the sales price and market comparables to other existing finished properties.  Generally, after new assessments at the higher values, real estate taxes will increase.

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

		Three months ended June 30,		Six months ended June 30,
		2006	2005	2006	2005
Net income		$9,788	$9,563	$21,083	18,577

Add:	Depreciation and amortization related to investment properties	64,655	41,815	127,208	75,950

Less:	Minority interests’ share of depreciation and amortization related to consolidated joint ventures	(520)	(503)	(1,038)	(1,005)

	Funds from operations	$73,923	$50,875	$147,253	$93,522

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

Liquidity

Offering.  As of June 30, 2006, through two public offerings, we had sold a total of 421,983 shares on a best efforts basis, which includes 20 shares issued to the business manager/advisor, and distributed 23,097 shares pursuant to the DRP.  As a result of such sales, we received a total of $4,439,316 of gross offering proceeds as of June 30, 2006. We concluded sales of shares under the public offerings in 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.  We are in the process of deploying the remaining proceeds from the offerings into investment properties.

Mortgage Debt.  Mortgage loans outstanding as of June 30, 2006 were $4,199,930 and had a weighted average interest rate of 4.92%.  Of this amount, $3,842,324 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.81% at June 30, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $357,606 represented variable rate loans with a weighted average interest rate of 6.07% at June 30, 2006. As of June 30, 2006, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

During the period from July 1, 2006 through August 4, 2006, we obtained mortgage financing on properties that we purchased during 2006 totaling $46,427 that require monthly payments of interest only and bear interest at fixed rates ranging from 4.92% to 5.23% per annum.

Line of Credit.  We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate. On October 27, 2005, we paid a fee to our lender to extend our line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 4.83% to 5.35% during the quarter ended June 30, 2006.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of June 30, 2006, we were in compliance with such covenants. There was no outstanding balance on the line as of June 30, 2006.

Stockholder Liquidity.  We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for our shares develops:

The DRP allows stockholders who purchased shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $9.50 per share.  This per share price will continue through the payment of the August 2006 distribution.  Beginning with the September 2006 distribution (paid in October), the price per share for shares issued under the DRP will be equal to $10.00 per share.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of June 30, 2006, we had issued 23,097 shares pursuant to the DRP for an aggregate amount of $219,423.

Subject to certain restrictions, the share repurchase program or SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following times and prices:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

Shares purchased by us will not be available for resale.  As of June 30, 2006, 3,326 shares have been repurchased for a total of $30,911.

The following table outlines the share repurchases made during the quarter ended June 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs (1)
April 1 - April 30, 2006	264	$9.29	264	16,586
May 1 - May 31, 2006	207	9.35	207	16,379
June 1 - June 30, 2006	610	9.31	610	15,769

Total	1,081		1,081

(1)

For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2005.  The share repurchase limit for 2006 is 17,532.

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

During the six months ended June 30, 2006, we closed on mortgage debt with a principal amount of $342,897 on our wholly-owned and consolidated joint venture properties. All new loans represented fixed rate loans which bear interest rates between 4.44% and 5.86%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,579 as of June 30, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.71% to 5.17% for periods of 60 days on $498,924 in principal of which $477,193 has been allocated as of June 30, 2006.

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

The following table provides a summary of cash flows provided by operations compared to distributions declared for the six months ended June 30, 2006 and June 30, 2005:

	Six months ended June 30,
	2006	2005

Cash flows provided by operations	$159,482	$110,327

Distributions declared	141,143	89,977

Excess	$18,339	$20,350

Statement of Cash Flows Comparison of the six months ended June 30, 2006 to the six months ended June 30, 2005

Cash Flows From Operating Activities

Cash flows provided by operating activities were $159,482 and $110,327 for the six month periods ended June 30, 2006 and 2005, respectively, which consists primarily of net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 304 properties (including the other joint venture properties) owned as of June 30, 2006, compared to 189 properties (including the other joint venture properties) owned as of June 30, 2005.

Cash Flows From Investing Activities

Cash flows used in investing activities were $546,977 and $2,182,581, respectively, for the six month periods ended June 30, 2006 and 2005.  Cash flows used in investing activities were primarily used for the acquisition of eight wholly-owned and consolidated joint venture properties for $376,316, and 76 wholly-owned and consolidated joint venture properties and one other joint venture property for $2,007,151 during the six months ended June 30, 2006 and 2005, respectively.  In addition, during the six months ended June 30, 2006 and 2005, we invested $126,029 and $56,532 in marketable securities and other investments and funded $54,454 and $104,228 on notes receivable.

As of August 4, 2006, we had approximately $172,000 available for investment in additional properties.  We are considering the acquisition of approximately $362,000 in properties.  We are currently in the process of obtaining financings on properties which have been purchased, as well as certain of the properties which we anticipate purchasing.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings and funds remaining from the public offerings, we believe that we will have sufficient resources to acquire these properties and future acquisition opportunities which may arise.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $273,637 and $2,202,071, respectively, for the six month periods, ended June 30, 2006 and 2005.  We generated proceeds from the sale of shares, including DRP shares and net of offering costs paid and shares repurchased, of $61,127 and $1,250,686 for the six month periods ended June 30, 2006 and 2005, respectively. We also generated $314,743 and $1,076,277 from the issuance of new mortgages secured by our investment properties for the six month periods ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we also obtained $42,708 and $15,907 through the purchase of securities on margin. We paid $1,764 and $19,168 for loan fees and $141,258 and $83,281 in distributions to our stockholders for the six months ended June 30, 2006 and 2005, respectively.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of June 30, 2006 and December 31, 2005, we had incurred $456,928 and $457,007, respectively, of offering costs for both of our offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of June 30, 2006 and December 31, 2005, offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to our offerings.  In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with our offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005.  No amounts remained unpaid as of June 30, 2006.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration and acquisition of properties. During the three months ended June 30, 2006 and 2005, we incurred $697 and $1,049, respectively. Costs of $1,592 and $2,030 were incurred during the six months ended June 30, 2006 and 2005, respectively.  Of these costs, $1,041 and $1,120 remained unpaid as of June 30, 2006 and December 31, 2005, respectively.

An affiliate of our business manager/advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the amounts of assets that we had invested at June 30, 2006, this fee was equal to .75% of the aggregate assets invested. We incurred fees totaling $483 and $885 for the three and six months ended June 30, 2006, respectively. $165 and $100 of these expenses of this amount remained unpaid at June 30, 2006 and December 31, 2005, respectively. No such fees were incurred during the three or six months ended June 30, 2005 as these services were not provided during that period.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee in the amount of 150 dollars per month, per loan will be charged.  Such fees totaled $165 and $84 for the three months ended June 30, 2006 and 2005, respectively. Fees totaled $361 and $175 for the six months ended June 30, 2006 and 2005, respectively.  $40 and $42 remained unpaid as of June 30, 2006 and December 31, 2005, respectively.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtain on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the three months ended June 30, 2006 and 2005, we paid loan fees totaling $339 and $1,811, respectively, to this affiliate.  $773 and $2,712 of such fees were paid in the six months ended June 30, 2006 and 2005, respectively.  No amounts remained unpaid as of June 30, 2006 or December 31, 2005.

We may pay an advisor asset management fee of not more than 1% of our average invested assets to our business manager/advisor. Our average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $18,665 and $12,633 were allowed for the three months ended June 30, 2006 and 2005 and $36,684 and $22,050 for the six months ended June 30, 2006 and 2005, respectively.  For the three months ended June 30, 2006 and 2005, we accrued fees totaling $10,500 and $4,000, respectively. We accrued fees totaling $20,000 and $4,925 for the six months ended June 30, 2006 and 2005, respectively.  $10,500 and $3,000 of these fees remained unpaid as of June 30, 2006 and December 31, 2005. Our business manager/advisor has agreed to forego any fees allowed but not taken during those periods. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time.  For any year in which we qualify as a REIT, our business manager/advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  Our business manager/advisor has not been required to reimburse us for any such amounts.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $7,278 and $4,614 for the three months ended June 30, 2006 and 2005, respectively.  Fees of $14,493 and $8,297 were incurred for the six months ended June 30, 2006 and 2005, respectively.  None remained unpaid as of June 30, 2006 or December 31, 2005.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased.  We sold 84 and 151 shares of common stock to affiliates and recognized an expense related to these discounts of $74 and $116 for the three and six months ended June 30, 2005, respectively.  As our shares are no longer being offered under this program, no such expense was incurred for the three or six months ended June 30, 2006.

As of June 30, 2006 and December 31, 2005, we were due funds from our affiliates for costs paid by us on their behalf in the amount of $404 and $3,493, respectively.

We entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, we may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of ours) ("Inland American REIT"), does not satisfy its obligations under its agreement with MB REIT, we may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to us with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem all outstanding series C preferred shares held by us by December 31, 2006.  The series C preferred shares entitle us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  As of June 30, 2006 and December 31, 2005, we had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity, but that we were not the primary beneficiary. Due to our lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. We earned $4,608 and $9,151 in dividend income related to this investment during the three and six months ended June 30, 2006, respectively.  None of the dividend remained unpaid as of June 30, 2006.

We have entered into an arrangement with Inland American REIT whereby we are paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000. We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and have recorded the fair value of the guarantees and are amortizing the liability over the guarantee period of one year or until such time as the guaranty is released.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $47 and $98 for the three and six months ended June 30, 2006, respectively, all of which has been received as of that date.  No such fees were earned during the three or six months ended June 30, 2005.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt (1)
Fixed rate	$5,074,722	189,788	756,817	2,562,339	1,565,778
Variable rate	520,656	150,197	259,108	111,351	-

Operating lease obligations (2)	$580,097	5,180	10,800	11,302	552,815

Purchase obligations (3)	$232,563	117,848	113,315	1,400	-

(1)

The table includes principal and interest payments to which we are contractually obligated under long term debt agreements.

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

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $232,563 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into three mortgage note agreements, three construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $202,054. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2006 was $151,692.  Therefore, we may be required to fund up to an additional $50,362 on these loans.

As part of our subscription agreement with MB REIT, we may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of June 30, 2006, we had purchased series C preferred shares totaling $264,003.  Therefore, we may be required to purchase up to $35,997 in additional shares.

We have obtained nine irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at June 30, 2006 is $40,374.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,579 as of June 30, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.71% to 5.17% for periods of 60 days on $498,924 in principal of which $477,193 has been allocated as of June 30, 2006.

We are currently considering acquiring 19 properties for an estimated aggregate purchase price of $362,298.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from July 1 to August 4, 2006, we:

Issued 1,356 shares of common stock pursuant to the DRP and repurchased 603 shares of common stock through the SRP, resulting in a total of 442,507 shares of common stock outstanding at August 4, 2006;

Paid distributions of $23,652 to our stockholders;

Acquired one property with a square footage of 127 for a purchase price of $34,960;

Obtained mortgage financing on three properties in the amount of $46,427;

Funded an earnout of $1,864 on one of our existing properties;

Funded a total of $1,598 on mortgage notes and construction loans receivable.

On July 31, 2006, the Company's Board of Directors voted to increase the price per share of shares purchased under the DRP from $9.50 per share to $10.00 per share.  This change will be effective beginning with the September distribution to be paid in October.

Impact of Recent Accounting Principles

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

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  We primarily account for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in our income statement.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect of this Interpretation.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As of June 30, 2006, we owned 128 single-user net lease properties.

Access to Company Information

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

We make available, free of charge through our website, and by responding to requests addressed to our director of investor relations, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports of Form 8-K and all amendments to those reports. These reports are available as soon as reasonable practical after such material is electronically filed or furnished to the SEC. Our website address is www.inlandgroup.com. The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate with the Board of Directors or any Committee can do so by writing to the attention of the Board of Directors of Committee in care of our Company at 2901 Butterfield Road, Oak Brook, IL 60523.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,579 as of June 30, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.71% to 5.17% for periods of 60 days $498,924 in principal of which $477,193 has been allocated as of June 30, 2006.

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

The carrying amount of our debt and other financings is approximately $183,878 higher than its fair value as of June 30, 2006.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity on all debt to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	1,221	62.085	59,202	961,656	1,336,531	1,424,802
Variable rate debt	124,206	232,408	-	125,198	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	5.79%	4.55%	4.74%	4.71%	4.73%	4.97%
Variable rate debt	5.61%	5.96%	-	6.26%	-	-

We have $481,812 of variable rate debt with an average interest rate of 5.95% as of June 30, 2006.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of June 30, 2006, interest expense increases by approximately $4,818 on an annual basis.

The table incorporates only those interest rate exposures that exist as of June 30, 2006.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out as of the end of the period covered by this quarterly report under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based upon that evaluation, our chief executive officer and our principal financial officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are subject, from time to time, to various legal proceedings ad claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended June 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs (1)
April 1 - April 30, 2006	264	$9.29	264	16,586
May 1 - May 31, 2006	207	9.35	207	16,379
June 1 - June 30, 2006	610	9.31	610	15,769

Total	1,081		1,081

(1)

For 2006, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2005.  The share repurchase limit for 2006 is 17,532.

Item 6.  Exhibits

Exhibit No.	Description
3.1*	Second Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc.

3.2.1*	Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005.

4.1*	Specimen Certificate for the Shares.

10.5*	Independent Director Stock Option Plan.

10.517*	Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc.

10.6*	Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.

10.9*	Share Repurchase Plan of Inland Western Retail Real Estate Trust, Inc.

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer.

31.2	Rule 13a-15(e)/15d-15(e) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Chief Executive Officer and Principal Financial Officer.

99.1*	Code of Business Conduct and Ethics of Inland Western Retail Real Estate Trust, Inc.

99.2*	Nonretaliation Policy of Inland Western Retail Real Estate Trust, Inc.

* Previously filed and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer
Date:	August 4, 2006

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer
Date:	August 4, 2006