Form 10-Q
period 2006-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2006-11-06
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO ___

COMMISSION FILE NUMBER: 000-51199

Inland Western Retail Real Estate Trust, Inc.

 (Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State of Incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois  60523

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

Yes ☐   No X

As of October 31, 2006, there were 444,686,422 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets

	September 30, 2006
	(unaudited)	December 31, 2005
Investment properties:
Land	$1,447,205	$1,327,636
Building and other improvements	5,640,462	5,319,922
Construction in progress	15,001	1,396

	7,102,668	6,648,954
Less accumulated depreciation	(334,494)	(183,643)

Net investment properties	6,768,174	6,465,311

Cash and cash equivalents (including cash held by management company of $23,106 and $20,806 as of September 30, 2006 and December 31, 2005, respectively)	244,437	298,847
Restricted cash and escrows (Note 2)	48,405	68,591
Investment in marketable securities (Note 4)	278,116	184,690
Investment in unconsolidated joint ventures (Note 10)	84,983	80,138
Other investments (Note 3)	264,003	224,003
Accounts and rents receivable (net of allowance of $3,892 and $2,468 as of September 30, 2006 and December 31, 2005, respectively)	111,703	78,362
Due from affiliates (Note 3)	-	5,601
Notes receivable (Note 7)	119,763	100,687
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $86,981 and $48,571 as of September 30, 2006 and December 31, 2005, respectively)	460,204	467,763
Acquired above market lease intangibles (net of accumulated amortization of $15,755 and $10,090 as of September 30, 2006 and December 31, 2005, respectively)	53,594	55,633
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $10,175 and $4,664 as of September 30, 2006 and December 31, 2005, respectively)	40,534	42,197
Other assets	14,667	14,110

Total assets	$8,488,583	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Balance Sheets
(continued)
(In thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2006
	(unaudited)	December 31, 2005
Liabilities:
Mortgages and notes payable (Note 8)	$4,404,898	$3,941,011
Accounts payable	5,875	5,617
Accrued interest payable	16,500	13,961
Accrued real estate taxes	39,966	15,731
Distributions payable	23,774	23,767
Security deposits	6,537	5,919
Prepaid rental income and other liabilities	35,056	20,766
Other financings (Note 1)	88,685	81,996
Acquired below market lease intangibles (net of accumulated amortization of $26,044 and $17,080 as of September 30, 2006 and December 31, 2005, respectively)	147,519	147,819
Restricted cash liability (Note 2)	19,752	43,306
Due to affiliates (Note 3)	11,707	4,397

Total liabilities	4,800,269	4,304,290

Minority interests	135,693	123,964

Stockholders' equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 600,000 shares authorized, 444,035 and 435,427 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	444	435
Additional paid in capital (net of offering costs of $456,928 and $457,007 as of September 30, 2006 and December 31, 2005, respectively, of which $444,531 and $444,566 was paid or accrued to affiliates as of September 30, 2006 and December 31, 2005, respectively)	3,970,091	3,891,624
Accumulated distributions in excess of net income	(416,516)	(233,217)
Accumulated other comprehensive loss	(1,398)	(1,163)

Total stockholders' equity	3,552,621	3,657,679

Commitments and contingencies (Note 13)

Total liabilities and stockholders' equity	$8,488,583	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Operations
(unaudited)
(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues:
Rental income	$146,281	$115,879	$427,940	$282,380
Tenant recovery income	33,414	26,103	92,676	61,572
Other property income	3,002	2,966	8,126	4,898
Total revenues	182,697	144,948	528,742	348,850
Expenses:
Property operating expenses to affiliates	7,728	5,700	22,221	13,997
Property operating expenses to non-affiliates	23,355	15,799	64,750	41,249
Real estate taxes	21,082	15,699	57,248	34,635
Depreciation and amortization	65,571	53,400	192,779	129,350
General and administrative expenses to affiliates	1,390	845	3,689	2,456
General and administrative expenses to non-affiliates	3,034	1,494	7,760	4,696
Advisor asset management fee	10,500	8,000	30,500	12,925

Total expenses	132,660	100,937	378,947	239,308

Operating income	$50,037	$44,011	$149,795	$109,542
Dividend income	10,012	1,745	28,561	1,957
Interest income	6,354	6,525	17,097	13,931
Other income (expense)	(222)	135	196	135
Interest expense	(57,750)	(39,733)	(165,790)	(93,960)
Realized gain (loss) on sale of securities	-	-	402	(34)
Minority interests	752	(17)	1,193	356
Equity in losses of unconsolidated entities	(1,224)	(500)	(2,413)	(1,183)

Net income	$7,959	$12,166	$29,041	$30,744
Other comprehensive income:
Unrealized gain (loss) on investment securities	2,448	1,450	(235)	2,331

Comprehensive income	$10,407	$13,616	$28,806	$33,075

Net income per common share, basic and diluted	$.02	$.03	$.07	$.10

Weighted average number of common shares outstanding, basic and diluted	443,239	395,666	440,596	322,650

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statement of Stockholders' Equity

For the nine months ended September 30, 2006

(unaudited)
(In thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	435,427	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679

Net income	-	-	-	29,041	-	29,041
Unrealized loss on investment securities	-	-	-	-	(235)	(235)
Distributions declared ($.48 per weighted average number of common shares outstanding)	-	-	-	(212,340)	-	(212,340)
Offering costs	-	-	79	-	-	79
Proceeds from distribution reinvestment program	12,160	12	115,512	-	-	115,524
Shares repurchased	(3,552)	(3)	(33,148)	-	-	(33,151)
Shares obligated to be repurchased	-	-	(3,977)	-	-	(3,977)
Issuance of stock options	-	-	1	-	-	1

Balance at September 30, 2006	444,035	$444	$3,970,091	$(416,516)	$(1,398)	$3,552,621

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(unaudited)
(In thousands, except per share amounts)

	Nine months ended September 30,
	2006	2005

Cash flows from operations:

Net income	$29,041	$30,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	150,851	100,371
Amortization	41,928	28,979
Amortization of loan fees	5,515	2,713
Amortization of acquired above market leases	6,250	5,217
Amortization of acquired below market leases	(10,757)	(9,234)
Straight line rental income	(13,164)	(10,983)
Straight line ground lease expense	2,909	2,344
Minority interests	(1,193)	(356)
Loss from investments in unconsolidated entities	2,413	1,183
Issuance of stock options and discount on shares issued to affiliates	1	221
Realized (gain) loss on sale of investment securities	(402)	34
Write-off of bad debt	841	248
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $1,424 and $1,507 for September 30, 2006 and 2005, respectively	(21,018)	(31,236)
Other assets	(2,588)	(5,387)
Due from affiliates	5,601	(2,143)
Accounts payable	258	1,876
Accrued interest payable	2,539	6,016
Accrued real estate taxes	24,065	28,561
Security deposits	618	2,008
Prepaid rental income and other liabilities	6,682	4,122
Due to affiliates	7,487	1,487

Net cash flows provided by operating activities	237,877	156,785

Cash flows from investing activities:

Purchase of marketable securities	(93,259)	(129,075)
Purchase of other investments	(40,000)	-
Restricted escrows	(3,368)	(23,851)
Purchase of investment properties	(399,804)	(2,741,766)
Acquired in-place lease intangibles and customer relationship value	(34,144)	(233,526)
Acquired above market leases	(4,211)	(21,246)
Acquired below market leases	10,457	68,017
Investment in development projects	(15,524)	-
Contributions from minority interests	25,181	68,356
Distributions to minority interests	(12,259)	(23,040)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)
(In thousands, except per share amounts)

	Nine months ended September 30,
	2006	2005

Investment in unconsolidated joint ventures	(7,258)	-
Payments received under master leases	5,818	5,532
Payment of leasing fees	(1,014)	(515)
Other assets	2,031	(356)
Funding of notes receivable	(62,140)	(133,001)
Payoff of notes receivable	34,305	-

Net cash flows used in investing activities	(595,189)	(3,164,471)

Cash flows from financing activities:

Proceeds from offerings	-	2,077,122
Proceeds from the distribution reinvestment program	115,524	76,177
Shares repurchased	(30,249)	(7,327)
Payment of offering costs	(98)	(223,971)
Proceeds from margin securities debt	41,672	52,465
Proceeds from mortgage debt and notes payable	394,018	1,637,696
Principal payments on mortgage debt and notes payable	(1,721)	(974)
Lump-sum payoffs of mortgage debt and notes payable	(848)	(35,742)
Payment of loan fees and deposits	(3,063)	(25,207)
Distributions paid	(212,333)	(142,739)
Repayment of sponsor advances	-	(3,523)

Net cash flows provided by financing activities	302,902	3,403,977

Net increase (decrease) in cash and cash equivalents	(54,410)	396,291
Cash and cash equivalents, at beginning of period	298,847	241,224
Cash and cash equivalents, at end of period	$244,437	$637,515

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Consolidated Statements of Cash Flows

(continued)

(unaudited)

(In thousands, except per share amounts)

	Nine months ended September 30,
	2006	2005

Supplemental disclosure of cash flow information:

Cash paid for interest, net of interest capitalized of $92 and $0 for September 30, 2006 and 2005, respectively	$157,828	$85,450

Restricted cash	$23,554	$15,911
Restricted cash liability	(23,554)	(15,911)

Share repurchase program	$(6,879)	$(2,540)
Share repurchase program liability	6,879	2,540

Supplement schedule of non-cash investing and financing activities:

Purchase of investment properties	$(445,927)	$(2,923,981)
Assumption of mortgage debt	30,766	54,555
Other financings	6,689	47,704
Non-cash purchase price adjustments	(2,010)	(271)
Construction in progress placed in service	1,919	-
Conversion of mortgage receivable to investment property	8,759	80,227

	(399,804)	(2,741,766)

Distributions payable	$23,774	$22,148

Accrued offering costs payable	$-	$1,429

Write-off of in-place lease intangibles	$3,293	$2,413

Write-off of above market lease intangibles	$585	$103

Write-off of below market lease intangibles	$1,793	$337

Write-off of leasing fees	$23	$-

Write-off of loan fees	$206	$80

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
September 30, 2006

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of September 30, 2006, the Company had issued 27,167 shares through its distribution reinvestment program ("DRP") at $9.50 per share for $258,086 and had repurchased a total of 5,115 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $9.50 per share for an aggregate cost of $47,639.  As a result, the Company had realized total net offering proceeds, before offering costs of $4,430,340 as of September 30, 2006.

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

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

During 2006, as part of its accounting for leases and expense accrual account reconciliation process, the Company determined that it had overstated prior year’s revenues and expenses by a net amount of approximately $935, or $.002 per common share. The errors were not considered material to the results of operations of any prior period or the current period, and the adjustments to these revenues and expenses have been recognized in the Company’s year-to-date 2006 financials, with $359 recognized in the three months ended March 31, 2006, $755 recognized in the three months ended June 30, 2006 and ($179) recognized in the three months ended September 30, 2006.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs").  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).  Following consideration under FIN 46(R), the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations.   The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own eighteen of the properties in its portfolio.  The Company has also made investments in two development joint ventures.  All of these entities are considered variable interest entities as defined in FIN 46(R) and the Company is considered the primary beneficiary. Therefore, these entities are consolidated by the Company. Some of the LLC or LP agreements contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within other financings in the accompanying consolidated financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

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

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $13,930 and $11,836 for the three months ended September 30, 2006 and 2005 and $41,508 and $28,694 for the nine months ended September 30, 2006 and 2005, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 for both the three months ended September 30, 2006 and 2005 and $195 and $184 for the nine months ended September 30, 2006 and 2005, respectively.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $2,097 and $1,920 was applied as a reduction to rental income for the three months ended September 30, 2006 and 2005 and $6,250 and $5,217 for the nine months ended September 30, 2006 and 2005, respectively. Amortization pertaining to the below market lease costs of $3,531 and $3,328 was applied as an increase to rental income for the three months ended September 30, 2006 and 2005 and $10,757 and $9,234 for the nine months ended September 30, 2006 and 2005, respectively.

The following table presents the amortization during the remainder of 2006 and the next four years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and acquired below market lease costs for properties owned at September 30, 2006.

Amortization of:	2006	2007	2008	2009	2010	Thereafter

Acquired above market lease costs	$2,030	7,359	7,054	6,470	5,960	24,721

Acquired below market lease costs	3,452	12,975	11,695	10,718	9,619	99,060

Net rental income increase	$1,422	5,616	4,641	4,248	3,659	74,339

Acquired in-place lease intangibles	$13,255	52,898	52,610	51,254	48,276	239,758

Customer relationship value	$65	260	260	260	260	1,048

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

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted as of September 30, 2006 or December 31, 2005.

In accordance with FIN No. 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company's judgment, asset retirement obligations did not have a significant impact on the consolidated financial statements.

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

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no notes receivable were impaired as of September 30, 2006 or December 31, 2005.

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

Fair Value of Debt: The carrying amount of the Company's debt and other financings is approximately $115,612 higher than its fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

In April 2006, the FASB issued FASB Staff Position ("FSP") 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  The Company is required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which it first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  The Company will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which the Company becomes involved in future periods.

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

In September 2006, the SEC's staff issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  The Company is currently evaluating the guidance in this Bulletin.

 (3)  Transactions with Affiliates

As of September 30, 2006 and December 31, 2005, the Company had incurred $456,928 and $457,007, respectively, of offering costs for both of the offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005 and is

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

included in due to affiliates on the accompanying consolidated balance sheets.  No amounts remained unpaid as of September 30, 2006.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. For the three months ended September 30, 2006 and 2005, the Company incurred $877 and $1,005 of these costs, respectively.  Costs of $2,468 and $3,035 were incurred during the nine months ended September 30, 2006 and 2005, respectively.  Of these costs, $1,011 and $1,120 remained unpaid as of September 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at September 30, 2006, the fee was equal to .75% of aggregate assets invested. The Company incurred fees totaling $530 and $1,415 for the three and nine months ended September 30, 2006, respectively. Such fees are included in general and administrative expenses to affiliates. $175 and $100 remained unpaid at September 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets. No such fees were incurred during the three or nine months ended September 30, 2005 as these services were not provided during that period.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $177 and $97 for the three months ended September 30, 2006 and 2005, respectively.  Fees totaled $538 and $272 for the nine months ended September 30, 2006 and 2005, respectively.  $21 and $42 remained unpaid as of September 30, 2006 and December 31, 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended September 30, 2006 and 2005, the Company paid loan fees totaling $234 and $1,235 to this affiliate, respectively.  $1,007 and $3,947 of such fees were paid during the nine months ended September 30, 2006 and 2005, respectively.  No amounts remained unpaid as of September 30, 2006 or December 31, 2005.

The Company may pay an annual advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $55,673 and $37,609 were allowed for the nine months ended September 30, 2006 and 2005, respectively.  The Company accrued fees to its Business Manager/Advisor totaling $10,500 and $8,000 for the three months ended September 30, 2006 and 2005, respectively, and $30,500 and $12,925 for the nine months ended September 30, 2006 and 2005, respectively.  $10,500 and $3,000 remained unpaid as of September

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

30, 2006 and December 31, 2005 and are included in due to affiliates on the accompanying consolidated balance sheets. The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time. For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $7,728 and $5,700 for the three months ended September 30, 2006 and 2005, respectively.  Fees of $22,221 and $13,997 were incurred for the nine months ended September 30, 2006 and 2005, respectively.  None remained unpaid as of September 30, 2006 or December 31, 2005. Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enables the affiliates to purchase shares of common stock at a discount at either $8.95 or $9.50 per share depending on when the shares were purchased. The Company sold 125 and 277 shares of common stock to affiliates and recognized an expense related to these discounts of $103 and $219 for the three and nine months ended September 30, 2005, respectively.  As the Company's shares are no longer being offered under this program, no such expense was incurred for the three or nine months ended September 30, 2006.

As December 31, 2005, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $3,493. No such costs were due as of September 30, 2006.

The Company has entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT").  Under this agreement, the Company may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of the Company) ("Inland American REIT"), does not satisfy its obligations under its agreement with MB REIT, the Company may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to the Company with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006.  The series C preferred shares entitle the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, payable monthly.  As of September 30, 2006 and December 31, 2005, the Company had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary. Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. The Company earned $4,658 and $13,809 in dividend income related to this investment during the three and nine months ended September 30, 2006, respectively, which is included in dividend income on the accompanying consolidated statement of operations.  $2,108 of the dividend remained unpaid as of December 31, 2005 and is included in due from affiliates on the accompanying consolidated balance sheet.  None of the dividend remained unpaid as of September 30, 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The Company has entered into an arrangement with Inland American REIT whereby the Company is paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and has recorded the fair value of the guarantees and is amortizing the liability over the guarantee period of one year or until such time as the guaranty is released. The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $45 and $143 for the three and nine months ended September 30, 2006, respectively, all of which had been received as of that date.  No such fees were earned during the three or nine months ended September 30, 2005.  The Company was released from its obligations under this arrangement effective September 29, 2006.

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

(4)  Marketable Securities

Investment in marketable securities of $278,116 and $184,690 at September 30, 2006 and December 31, 2005, respectively, consists of preferred and common stock investments which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on September 30, 2006 and December 31, 2005, the Company had accumulated other comprehensive losses of $1,398 and $1,163, respectively.  Net unrealized gains for three months ended September 30, 2006 and 2005 were equal to $2,448 and $1,450 respectively.  Net unrealized gains (losses) were equal to ($235) and $2,331 for the nine months ended September 30, 2006 and 2005, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the three months ended September 30, 2006 and 2005, there were no realized gains or losses on the sale of securities. Gains (losses) of $402 and ($34) were realized during the nine months ended September 30, 2006 and 2005, respectively.  Dividend income is recognized when earned. During the three months ended September 30, 2006 and 2005, dividend income of $5,354 and $1,745, respectively, was earned on marketable securities and is included within dividend income on the accompanying consolidated statements of operations.  Dividend income of $14,752 and $1,957 was earned during the nine months ended September 30, 2006 and 2005, respectively.  $1,476 and $911 of dividend income remained unpaid as of September 30, 2006 and December 31, 2005, respectively, and is included in other assets on the accompanying consolidated balance sheets.

The Company has purchased a portion of its securities through a margin account. As of September 30, 2006 and December 31, 2005, the Company had recorded a payable of $123,171 and $81,498, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At September 30, 2006, these rates were equal to a range between 5.57% and 5.82%.  Interest expense on this debt in the amount of $1,812 and $571 was recognized within interest expense on the accompanying consolidated statements of operations for the three months ended September 30, 2006 and 2005, respectively.  $4,428 and $600 of interest expense on this debt was incurred during the nine months ended September 30, 2006 and 2005, respectively.  The total value of the Company’s marketable securities at September 30, 2006 and December 31, 2005 serves as collateral for this debt.

 INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholder’s meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of September 30, 2006 and December 31, 2005, there had been a total of 20 options issued, of which none had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. $1 and $2 of expense related to stock options was recorded during the nine months ended September 30, 2006 and 2005, respectively.

 (6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $15,647 and $9,829 as of September 30, 2006 and December 31, 2005, respectively.

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

In certain municipalities, the company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes are reimbursed by the tenant to the Company.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within other property income on the consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $717 and $578 for the three months ended September 30, 2006 and 2005, respectively, and $1,972 and $1,522 for the nine months ended September 30, 2006 and 2005, respectively.

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

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

	Minimum Lease
	Payments
2006	$542,924	*
2007	550,851
2008	534,219
2009	505,248
2010	475,302
Thereafter	3,266,922
Total	$5,875,466

*  For the twelve month period from January 1, 2006 through December 31, 2006 for existing properties and the date of acquisition through December 31, 2006 for newly acquired properties.

The remaining lease terms range from one year to 55 years.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105. For the three months ended September 30, 2006 and 2005, ground lease rent expense was $2,492 and $2,062, respectively. Expense of $6,741 and $5,363 was incurred during the nine months ended September 30, 2006 and 2005, respectively. Minimum future rental payments to be paid under the ground leases are as follows:

	Minimum Lease
	Payments
2006	$5,187	*
2007	5,387
2008	5,430
2009	5,656
2010	5,664
Thereafter	553,055
Total	$580,379

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

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The notes receivable balance of $119,763 as of September 30, 2006 consisted of one mortgage note receivable, three construction loans receivable and two other installment notes receivable.

The mortgage note has an interest rate of 6.75% per annum and a maturity date of October 2007. Interest only is due on this note and the note is secured by a first mortgage on retail real estate. The outstanding balance on the mortgage note was $5,778 as of September 30, 2006.

The construction loans have interest rates ranging between 7.00% and 8.50% per annum and maturity dates ranging from May 2007 to May 2008. The loans are secured by first mortgages on retail real estate. The loans can be funded up to a total of approximately $136,400, of which the outstanding balance was $96,485 as of September 30, 2006.

The other installment notes have interest rates of 5.00% and 10.00% per annum and mature in December 2007 and February 2048, respectively. The outstanding balance on these notes was $17,500 as of September 30, 2006.

 (8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of September 30, 2006 were $4,281,032 and had a weighted average interest rate of 4.94%. Of this amount, $3,923,424 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.82% at September 30, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.86%. The remaining $357,608 represented variable rate loans with a weighted average interest rate of 6.29% at September 30, 2006. Properties with a net carrying value of $6,644,060 at September 30, 2006 and related tenant leases are pledged as collateral. As of September 30, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The following table shows the mortgage debt maturing during the next five years:

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	612	59,417	59,148	961,602	1,336,176	1,506,469
Variable rate debt	-	232,408	-	125,200	-	-

Weighted average interest rate on maturing mortgage debt:
Fixed rate debt	5.87%	4.53%	4.75%	4.71%	4.73%	4.98%
Variable rate debt	-	6.09%	-	6.67%	-	-

The maturity table excludes other financing obligations as described in Note 1.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis. The Company guarantees a percentage of the construction loans on two of its development joint ventures. These guarantees earn a fee of approximately 1% of the loan amount and are released upon certain pre-leasing requirements.

 .

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

Margin Payable

The Company has purchased a portion of its securities through a margin account. As of September 30, 2006, the Company had recorded a payable of $123,171 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At September 30, 2006, these rates were equal to a range between 5.57% and 5.82%. This margin debt is due upon demand.

Other Notes Payable

The remaining balance in mortgages and notes payable on the consolidated balance sheet at September 30, 2006 consists of other miscellaneous notes payable with a total balance of $695.

(9)  Line of Credit

The Company has an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate.  On October 27, 2005, the Company paid a fee to its lender to extend its line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006. The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. LIBOR ranged from 5.32% to 5.42% during the quarter ended September 30, 2006.  The Company is also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of September 30, 2006, the Company was in compliance with such covenants. There was no outstanding balance on the line as of September 30, 2006.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at
Property	Location	Investment	September 30, 2006	September 30, 2006
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$4,415
The Power Plant	Baltimore, MD	11/05/04	50.00%	13,712
Pier IV	Baltimore, MD	11/05/04	66.67%	18,694
Louisville Galleria	Louisville, KY	12/29/04	47.10%	25,313
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	12,963
Preston Trail Village	Dallas, TX	02/28/06	78.95%	2,940
Doncaster Village and Padonia Village Apartments	Parkville and Timonium, MD	05/03/06	28.00%	6,946
				$84,983

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments, with the exception of Preston Trail Village, are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments. Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of unconsolidated entities for the nine months ended September 30, 2006 was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

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

Net property operations are summarized in the following table for the nine months ended September 30, 2006 and 2005, along with a reconciliation to net income.

	Nine months ended September 30,
	2006	2005
Property rental income and additional property income	$528,742	$348,850
Total property operating expenses	(144,219)	(89,881)
Interest expense	(165,790)	(93,960)
Net property operations	218,733	165,009

Dividend income	28,561	1,957
Interest income	17,097	13,931
Other income (expense)	196	135
Realized gain (loss) on securities	402	(34)
Less non-property expenses:
Depreciation and amortization	(192,779)	(129,350)
General and administrative expenses	(11,449)	(7,152)
Advisor asset management fee	(30,500)	(12,925)
Minority interests	1,193	356
Equity in earnings (losses) of unconsolidated entities	(2,413)	(1,183)
Net income	$29,041	$30,744

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

The following table summarizes property asset information as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
Total assets:
Rental real estate	$7,546,103	$7,224,736
Non-segment assets	942,480	861,197

	$8,488,583	$8,085,933

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

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of September 30, 2006 and 2005, options to purchase 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 443,239 and 395,666 for the three months ended September 30, 2006 and 2005 and 440,596 and 322,650 for the nine months ended September 30, 2006 and 2005, respectively.

(13)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $216,004 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $161,224. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2006 was $119,763.  Therefore, the Company may be required to fund up to an additional $41,461 on these loans.

As part of the Company's subscription agreement with MB REIT, it may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of September 30, 2006, the Company had purchased series C preferred shares totaling $264,003.  Therefore, the Company may be required to purchase up to $35,997 in additional shares.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

As of September 30, 2006, the Company had eight irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at September 30, 2006 was $35,865.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $1,639 as of September 30, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 60 days on $347,463 in principal. Approximately $288,000 of this principal has been allocated to specific acquisitions as of September 30, 2006.

The Company is currently considering acquiring 13 properties for an estimated aggregate purchase price of approximately $266,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(14)  Subsequent Events

During the period from October 1 to October 31, 2006, the Company:

•

Issued 1,285 shares of common stock through the DRP and repurchased 634 shares of common stock through the SRP resulting in a total of 444,686 shares of common stock outstanding at October 31, 2006;

•

Paid distributions of $23,774 to its stockholders;

•

Acquired two properties with a total square footage of 210 for a purchase price of $50,600;

•

Invested $26,885 in a new development joint venture;

•

Funded earnouts of $5,276 on two of its existing properties;

•

Funded a total of $4,132 on mortgage loans and construction loans receivable;

•

Received a payment of $2,000 on one of its construction loans receivable.

Beginning with the September distribution paid on October 10th, the Company's Board of Directors voted to increase the price per share of shares purchased under the DRP from $9.50 per share to $10.00 per share.

Effective October 1, 2006, the Company entered into an agreement with a limited liability company (“LLC”) formed as an insurance association captive (“Captive”), which is wholly owned by the Company and three other entities sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Real Estate Corporation and Inland American Real Estate Trust, Inc. An affiliate of The Inland Group, Inland Risk & Insurance Management Services, Inc., provides services to the Captive. The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer on properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(unaudited)
(In thousands, except per share amounts)

by insurance policies purchased from the Captive by the members.  The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur, and a proportional allocation of associated operating costs. Each member will initially contribute approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by the third party insurer.  Future contributions to capital will be made in the form of premium payments determined for each member based on its individualized loss experiences as well as the level of deductible each member desires.  The Company is required to remain as a member of the Captive for a period of five years.

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

The following discussion and analysis relates to the three and nine months ended September 30, 2006 and 2005. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included in this report and our annual report on Form 10-K for the year ended December 31, 2005. All dollars, shares and square footage amounts in this Form 10-Q are stated in thousands, with the exception of per share amounts and number of properties.

Overview

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. As of September 30, 2006, our portfolio consisted of 285 properties wholly-owned by us or the wholly-owned properties, 18 properties in which we have an interest of between 45% and 95% or the consolidated joint venture properties and two additional joint venture properties which we also consolidate and classify as other joint venture properties.  Subsequent discussion of our portfolio generally excludes the other joint venture properties as they are considered restricted assets. These assets are considered restricted because our joint venture partner is entitled to virtually all of the economic benefits of the assets. We have a subordinated position in the economic benefits of these assets.

The properties in our portfolio are located in 38 states and one Canadian province.  At September 30, 2006, the portfolio (excluding the other joint venture properties) consisted of 176 multi-tenant shopping centers and 127 free-standing single-user net lease properties containing an aggregate of approximately 44,300 square feet of gross leasable area or GLA, of which approximately 98% of the GLA was physically leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized revenue as of September 30, 2006, approximately 59% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

During the nine months ended September 30, 2006, we invested approximately $428,000 for the acquisition of 12 multi-tenant shopping centers, three single-user net lease properties and funding of 55 earnouts on properties which we already own, containing a total GLA of approximately 3,200 square feet.  We also received approximately $115,500 in investor proceeds through our distribution reinvestment program and obtained approximately $394,000 in mortgage financing proceeds.

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

Overall, retail sales rose 0.6% in the third quarter of 2006.  This is viewed by many economists as solid growth, indicating that consumer spending should grow at a healthy pace going forward.  The Dow Jones Industrial average had its best third quarter performance in 11 years as a string of economic reports over the last three months helped investors rally to the idea that US economic growth will moderate, but remain at adequate levels to sustain corporate profits and job creation.  Due to all of these positive economic indicators, leading experts expect shoppers to accelerate their spending in October.

Looking forward to the fourth quarter holiday season, overall retail sales are expected to slow to a healthy, but moderate 5.5% growth level over the prior year.  This projection is lower than the 7.2% growth last year during the critical holiday season where shopping generates approximately 25% - 40% of annual sales for retailers.  It is predicted that growth at consumer electronics and appliance stores will slip slightly from last year, and that sales at large discounters and warehouse clubs, both one-stop shopping formats, will continue to outpace most other retail channels again this holiday season as high gas prices compel consumers to consolidate shopping trips.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We currently are monitoring tenants which include Pier 1 Imports, Office Max, Baja Fresh, The Sharper Image, Bally's Fitness, Krispy Kreme and certain video stores.  We are meeting with the heads of real estate of each of these retailers and are reviewing stores that are larger than their current format. Our hope is that we will be able to reduce our exposure and increase our rental stream by accepting segments of these retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this activist strategy to maximize our profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent approximately 2.6% of our current annualized revenues.

As of September 30, 2006, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements, a portfolio of 303 properties (excluding the other joint venture properties) at which approximately 98% of our GLA was physically leased and 99% was economically leased.  The weighted average GLA occupied at September 30, 2006 and December 31, 2005 was 97% and 98%, respectively. The following table provides a summary of the properties in our portfolio at September 30, 2006:

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Physical Occupancy % as of 09/30/06	Physical Occupancy % as of 12/31/05

West

Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	58	8,988	98%	97%

Southwest

Arkansas, Louisiana, Oklahoma, Texas	63	7,680	98%	98%

Midwest

Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin, Ontario, Canada	42	10,225	98%	98%

Northeast

Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	72	8,549	97%	96%

Southeast

Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	68	8,812	98%	99%

Totals	303	44,254

Of our 303 properties, 177 were acquired during the year ended December 31, 2005.  Therefore, our results of operations for our portfolio show significant increases in revenues and expenses from the nine months ended September 30, 2005 to the nine months ended September 30, 2006.  We believe that we have further opportunities to grow and improve our performance through potential joint ventures, use of DRP proceeds, lines of credit and other financial resources which we believe are available to us. We will continue to attempt to avail ourselves of the opportunities to fulfill our acquisition strategy.

Of the 303 properties we had purchased as of September 30, 2006, 133 were located west of the Mississippi River, which is our primary area of interest.  These 133 properties equate to approximately 44% of our GLA and approximately 45% of our annualized base rental income as of September 30, 2006. The remaining 170 properties purchased were located east of the Mississippi River. We purchased these 170 properties because we had the opportunity to take advantage of our business manager/advisor's acquisition pipeline of properties located east of the Mississippi River which generally continue to have rates of return above those located in the western United States. We expect this trend to continue into the foreseeable future. Our strategy in purchasing these properties was to deploy stockholder funds promptly and generate income for us as early as possible, while investing in properties which met our acquisition criteria.

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

Results of Operations

General

The following discussion is based on our consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

Quarter Ended	Properties Purchased by Quarter	Square Feet Acquired	Aggregate Purchase Price (1)
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797	$127,017
March 31, 2004	11	2,117	$385,034
June 30, 2004	23	4,172	$733,215
September 30, 2004	26	5,676	$863,580
December 31, 2004	43	7,412	$1,310,149
March 31, 2005	24	3,339	$465,484
June 30, 2005	52	8,019	$1,570,753
September 30, 2005	55	6,993	$1,017,258
December 31, 2005	46	2,523	$540,586
March 31, 2006	6	848	$137,775
June 30, 2006	8	2,103	$267,959
September 30, 2006	1	255	$65,421

Total	303	44,254	$7,484,231

(1) Aggregate purchase price includes earnouts funded during each quarter on previously acquired properties.

The table above excludes other joint venture properties.

Comparison of the nine months ended September 30, 2006 to September 30, 2005 - Total Portfolio

The table below presents selected operating information for our total portfolio of 305 properties (including the other joint venture properties) for the nine months ended September 30, 2006 and September 30, 2005.  The comparability of the three months ended September 30, 2006 and 2005 is similar to that of the nine month periods discussed below.

	Total Portfolio
	Nine months ended September 30,		$	%
	2006	2005	Change	Change
Revenues:
Rental income	$427,940	$282,380	$145,560	51.5%
Tenant recovery income	92,676	61,572	31,104	50.5
Other property income	8,126	4,898	3,228	65.9
Total revenues	528,742	348,850	179,892	51.6

Expenses:
Property operating expenses	86,971	55,246	31,725	57.4
Real estate taxes	57,248	34,635	22,613	65.3
Depreciation and amortization	192,779	129,350	63,429	49.0
General and administrative expenses	11,449	7,152	4,297	60.1
Advisor asset management fee	30,500	12,925	17,575	136.0
Total expenses	378,947	239,308	139,639	58.4

Operating income

Dividend income	28,561	1,957	26,604	1,359.4
Interest income	17,097	13,931	3,166	22.7
Other income (expense)	196	135	61	45.2
Interest expense	(165,790)	(93,960)	71,830	76.4

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance as well as lease termination fee income and other miscellaneous operating income. Rental income of the total portfolio increased $145,560 or 51.5% and tenant recovery and other property income of the total portfolio income increased $34,332 or 51.7%.  The increase was due primarily to 305 properties (including the other joint venture properties) being owned and operated for the nine months ended September 30, 2006 compared to 244 properties (including the other joint venture properties) for the nine months ended September 30, 2005.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase in these expenses of $54,338 or 60.5% for the total portfolio was due primarily to 305 properties (including the other joint venture properties) being owned and operated for the nine months ended September 30, 2006 compared to 244 properties (including the other joint venture properties) for the nine months ended September 30, 2005.

Depreciation and Amortization.  Depreciation expense of the total portfolio increased $50,480 or 50.3% due to depreciation on 305 properties (including the other joint venture properties) compared to 244 properties (including the other joint venture properties) owned during the nine months ended September 30, 2006 and 2005, respectively. The increase in amortization expense of the total portfolio of $12,949 or 44.7% was due to the amortization of intangible assets in the amount of approximately $550,000 and $481,000 and the amortization of leasing fees in the amount of approximately $2,500 and $1,300 during the nine months ended September 30, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliate common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $4,297 or 60.1% in general and administrative expenses of the total portfolio resulted from increased services required for a larger portfolio of investment properties and investor base.

Advisor Asset Management Fee. The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter. The increase of $17,575 or 136.0% is due to the significant increase in our average invested assets for the nine months ended September 30, 2006 versus 2005. Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $55,673 and $37,609 were allowed for the nine months ended September 30, 2006 and 2005, respectively. Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $26,604 from the nine months ended September 30, 2005 to September 30, 2006 is due to the significant increase in funds that we invested in securities and other investments during late 2005 and 2006.  The balance of our investments in marketable securities and other investments rose greater than four times its balance from $132,659 at September 30, 2005 to $542,119 at September 30, 2006.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $3,166 or 22.7% was due primarily to the increase in the amount of funds that we had invested in notes receivable as well as higher interest rates earned on our operating bank accounts and short-term investments during the nine months ended September 30, 2006 as compared to September 30, 2005.

Other Income (Expense). Other income (expense) includes miscellaneous non-operating income earned and non-operating expenses paid by us.  The increase of $61 resulted from increased miscellaneous fees and other income generated by a larger portfolio and investor base.

Interest Expense. The increase in interest expense of the total portfolio of $71,830 or 76.4% was due to the financing on 303 properties (including the other joint venture properties) compared to 218 properties (including the other joint venture properties) as of September 30, 2006 and 2005, respectively, as well a significant increase in our margin payable on our investment securities and overall increasing interest rates throughout 2005 and 2006.

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

Comparison of three and nine months ended September 30, 2006 to September 30, 2005 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 188 properties acquired or placed in service prior to July 1, 2005 for the three month comparison and 111 properties acquired or placed in service prior to January 1, 2005 for the nine month comparison, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire three or nine months ended September 30, 2006 and September 30, 2005.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Rental income and tenant recoveries
Same store investment properties (188 and 111 properties)	$132,927	$126,639	$251,538	$245,883
Other investment properties	43,843	11,922	259,533	88,050

Total rental income and tenant recoveries	176,770	138,561	511,071	333,933

Property operating expenses:
Same store investment properties (excluding interest , depreciation, amortization, and advisor asset management fee)	40,329	34,032	72,588	66,714
Other investment properties	10,821	2,307	68,722	20,823

Total property operating expenses	51,150	36,339	141,310	87,537

Net operating income (rental income and tenant recoveries less property operating expenses):
Same store investment properties	92,598	92,607	178,950	179,169
Other investment properties	33,022	9,615	190,811	67,227

Net operating income	125,620	102,222	369,761	246,396

Other income:
Straight-line rental income	4,494	4,896	13,164	10,983
Amortization of above and below market lease intangibles	1,433	1,491	4,507	3,934
Dividend income	10,012	1,745	28,561	1,957
Interest income	6,354	6,525	17,097	13,931
Other income (expense)	(222)	135	196	135
Realized gain (loss) on sale of securities	-	-	402	(34)
Minority interests	752	(17)	1,193	356

Other expenses:
Straight-line ground lease expense	(1015)	(859)	(2,909)	(2,344)
Depreciation and amortization	(65,571)	(53,400)	(192,779)	(129,350)
General and administrative expenses to affiliates	(1,390)	(845)	(3,689)	(2,456)
General and administrative expenses to non-affiliates	(3,034)	(1,494)	(7,760)	(4,696)
Advisor asset management fee	(10,500)	(8,000)	(30,500)	(12,925)
Interest expense	(57,750)	(39,733)	(165,790)	(93,960)
Equity in losses of unconsolidated entities	(1,224)	(500)	(2,413)	(1,183)

Net income	$7,959	$12,166	$29,041	$30,744

On a same store basis, (comparing the results of operations of the investment properties owned during the three and nine months ended September 30, 2006 with the results of the same investment properties during the three and nine months ended September 30, 2005), property net operating income decreased by $9 and $219, respectively, with total rental income and tenant recoveries increasing by $6,288 and $5,655, respectively, and total property operating expenses increasing by $6,297 and $5,874 for the three and nine months ended September 30, 2006.

Same store rental income and tenant recoveries for the three months ended September 30, 2006 and 2005 were $132,927 and $126,639, respectively.  Same store rental income and tenant recoveries for the nine months ended September 30, 2006 and 2005 were $251,538 and $245,883, respectively.  For both the three and nine month periods, the primary reason for this increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Many of the vacancies at these centers were covered by master leases from the seller.  Vacant spaces at the time of closing may be paid by the seller in a master lease, which are not accounted for as income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.

Same store property operating expenses for the three months ended September 30, 2006 and 2005 were $40,329 and $34,032, respectively.  Same store property operating expense for the nine months ended September 30, 2006 and 2005 were $72,588 and $66,714, respectively.  For both the three and nine month periods, the increase in property operating expense was primarily caused by increases in real estate property taxes expensed in 2006.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the cost of land and improvements. Once the property is acquired, this may trigger a new assessment based on the sales price and market comparables to other existing properties.

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

		Three months ended September 30,		Nine months ended September 30,
		2006	2005	2006	2005
Net income		$7,959	$12,166	$29,041	$30,744

Add:	Depreciation and amortization related to investment properties	65,571	53,400	192,779	129,350

Less:	Minority interests’ share of depreciation and amortization related to consolidated joint ventures	(521)	(506)	(1,559)	(1,511)

	Funds from operations	$73,009	$65,060	$220,261	$158,583

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

Liquidity

Offering.  As of September 30, 2006, through two public offerings, we had sold a total of 421,983 shares on a best efforts basis, which includes 20 shares issued to the business manager/advisor, and distributed 27,167 shares pursuant to the DRP.  As a result of such sales, we received a total of $4,477,979 of gross offering proceeds as of September 30, 2006. We concluded sales of shares under the public offerings in 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.  We are in the process of deploying the remaining proceeds from the offerings into investment properties.

Mortgage Debt.  Mortgage loans outstanding as of September 30, 2006 were $4,281,032 and had a weighted average interest rate of 4.94%.  Of this amount, $3,923,424 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.82% at September 30, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $357,608 represented variable rate loans with a weighted average interest rate of 6.29% at September 30, 2006. As of September 30, 2006, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

Line of Credit.  We have an unsecured line of credit facility with a bank for up to $100,000 with an optional unsecured borrowing capacity of $150,000, for a total unsecured borrowing capacity of $250,000.  The facility had an initial term of one year with two one-year extension options, with an annual variable interest rate. On October 27, 2005, we paid a fee to our lender to extend our line of credit for an additional year under the line of credit agreement's first extension option. The first extension period will end in December 2006.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly at the rate equal to the London InterBank Offered Rate or LIBOR plus up to 190 basis points depending on our leverage ratio. LIBOR ranged from 5.32% to 5.42% during the quarter ended September 30, 2006.  We are also required to pay, on a quarterly basis, an amount ranging from .15% to .25%, per annum on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. As of September 30, 2006, we were in compliance with such covenants. There was no outstanding balance on the line as of September 30, 2006.

Stockholder Liquidity.  We provide the following programs to facilitate investment in the shares and to provide limited, interim liquidity for stockholders until such time as a market for our shares develops:

The DRP allows stockholders who purchased shares pursuant to the offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases will not be subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The per share price had been $9.50 effective through payment of the August 2006 distribution.  Beginning with the September 2006 distribution, the price was increased to $10.00 per share.  In the event of such listing or inclusion, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of September 30, 2006, we had issued 27,167 shares pursuant to the DRP for an aggregate amount of $258,086.

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

Shares purchased by us will not be available for resale.  As of September 30, 2006, 5,115 shares have been repurchased for a total of $47,639.

The following table outlines the share repurchases made during the quarter ended September 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs (1)
July 1 - July 31, 2006	602	9.35	602	15,167
August 1 - August 31, 2006	687	9.33	687	14,480
September 1 - September 30, 2006	500	9.38	500	13,980

Total	1,789		1,789

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

During the nine months ended September 30, 2006, we closed on mortgage debt with a principal amount of $424,633 on our wholly-owned and consolidated joint venture properties. All new loans represented fixed rate loans which bear interest rates between 4.44% and 5.86%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,639 as of September 30, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 60 days on $347,463 in principal of which $287,523 has been allocated as of September 30, 2006.

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

The following table provides a summary of cash flows provided by operations compared to distributions declared for the nine months ended September 30, 2006 and September 30, 2005:

	Nine months ended September 30,
	2006	2005

Cash flows provided by operations	$237,877	$156,785

Distributions declared	(212,340)	(141,143)

Excess	$25,537	$15,642

Statement of Cash Flows Comparison of the nine months ended September 30, 2006 to the nine months ended September 30, 2005

Cash Flows From Operating Activities

Cash flows provided by operating activities were $237,877 and $156,785 for the nine month periods ended September 30, 2006 and 2005, respectively, which consists primarily of net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 305 properties (including the other joint venture properties) owned as of September 30, 2006, compared to 244 properties (including the other joint venture properties) owned as of September 30, 2005.

Cash Flows From Investing Activities

Cash flows used in investing activities were $595,189 and $3,164,471, respectively, for the nine month periods ended September 30, 2006 and 2005.  Cash flows used in investing activities were primarily used for the acquisition of 15 wholly-owned and consolidated joint venture properties for $427,702, and 131 wholly-owned and consolidated joint venture properties and one other joint venture property for $2,928,521 during the nine months ended September 30, 2006 and 2005, respectively.  In addition, during the nine months ended September 30, 2006 and 2005, we invested $133,259 and $129,075 in marketable securities and other investments and funded $62,140 and $133,001 on notes receivable.

As of October 31, 2006, we had approximately $140,000 available for investment in additional properties.  We are considering the acquisition of approximately $266,000 in properties.  It is our intention to finance each of our acquisitions either at closing or subsequent to closing.  As a result of the intended financings, funds remaining from the public offerings and funds received from the DRP and operations, we believe that we will have sufficient resources to acquire these properties and future acquisition opportunities which may arise.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $302,902 and $3,403,977, respectively, for the nine month periods, ended September 30, 2006 and 2005.  We generated proceeds from the sale of shares, including DRP shares and net of offering costs paid and shares repurchased, of $85,177 and $1,922,001 for the nine month periods ended September 30, 2006 and 2005, respectively. We also generated $394,018 and $1,637,696 from the issuance of new mortgages secured by our investment properties for the nine month periods ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we also obtained $41,672 and $52,465 through the purchase of securities on margin. We paid $3,063 and $25,207 for loan fees and $212,333 and $142,739 in distributions to our stockholders for the nine months ended September 30, 2006 and 2005, respectively.

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

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of the Business Manager/Advisor As of September 30, 2006 and December 31, 2005, we had incurred $456,928 and $457,007, respectively, of offering costs for both of our offerings, of which $444,531 and $444,566, respectively, was paid or accrued to affiliates. Pursuant to the terms of our offerings, our business manager/advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or gross offering proceeds or all organization and offering expenses (including selling commissions) which together exceed 15% of gross offering proceeds.  As of September 30, 2006 and December 31, 2005, offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to our offerings.  In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with our offerings.  Such costs are offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005.  No amounts remained unpaid as of September 30, 2006.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative expenses relating to our administration and acquisition of properties. During the three months ended September 30, 2006 and 2005, we incurred $877 and $1,005 of these costs, respectively. Costs of $2,468 and $3,035 were incurred during the nine months ended September 30, 2006 and 2005, respectively.  Of these costs, $1,011 and $1,120 remained unpaid as of September 30, 2006 and December 31, 2005, respectively.

An affiliate of our business manager/advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the amounts of assets that we had invested at September 30, 2006, this fee was equal to .75% of the aggregate assets invested. We incurred fees totaling $530 and $1,415 for the three and nine months ended September 30, 2006, respectively. $175 and $100 of these expenses of this amount remained unpaid at September 30, 2006 and December 31, 2005, respectively. No such fees were incurred during the three or nine months ended September 30, 2005 as these services were not provided during that period.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balance outstanding and .01% of the remaining mortgage balance, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee in the amount of 150 dollars per month, per loan will be charged.  Such fees totaled $177 and $97 for the three months ended September 30, 2006 and 2005, respectively. Fees totaled $538 and $272 for the nine months ended September 30, 2006 and 2005, respectively.  $21 and $42 remained unpaid as of September 30, 2006 and December 31, 2005, respectively.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtain on some of the properties purchased. We pay the affiliate .2% of the principal balance of mortgage loans obtained.  Such costs are capitalized as loan fees and amortized over the respective loan term.  During the three months ended September 30, 2006 and 2005, we paid loan fees totaling $234 and $1,235, respectively, to this affiliate.  $1,007 and $3,947 of such fees were paid in the nine months ended September 30, 2006 and 2005, respectively.  No amounts remained unpaid as of September 30, 2006 or December 31, 2005.

We may pay an annual advisor asset management fee of not more than 1% of our average invested assets to our business manager/advisor. Our average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets invested in equity interests plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $55,673 and $37,609 were allowed for the nine months ended September 30, 2006 and 2005, respectively.  For the three months ended September 30, 2006 and 2005, we accrued fees totaling $10,500 and $8,000, respectively. We accrued fees totaling $30,500 and $12,925 for the nine months ended September 30, 2006 and 2005, respectively.  $10,500 and $3,000 of these fees remained unpaid as of September 30, 2006 and December 31, 2005. Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time.  For any year in which we qualify as a REIT, our business manager/advisor must reimburse us for the following amounts if any: (1) the amounts by which our total operating expenses, the sum of the advisor asset management fee plus other operating expenses, paid during the previous fiscal year exceed the greater of: (i) 2% of our average assets for that fiscal year, or (ii) 25% of our net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  Our business manager/advisor has not been required to reimburse us for any such amounts.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $7,728 and $5,700 for the three months ended September 30, 2006 and 2005, respectively.  Fees of $22,221 and $13,997were incurred for the nine months ended September 30, 2006 and 2005, respectively.  None remained unpaid as of September 30, 2006 or December 31, 2005.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

We established a discount stock purchase policy for our affiliates and affiliates of our business manager/advisor that enables the affiliates to purchase shares of common stock at either $8.95 or $9.50 a share depending on when the shares were purchased.  We sold 125 and 277 shares of common stock to affiliates and recognized an expense related to these discounts of $103 and $219 for the three and nine months ended September 30, 2005, respectively.  As our shares are no longer being offered under this program, no such expense was incurred for the three or nine months ended September 30, 2006.

As of December 31, 2005, we were due funds from our affiliates for costs paid by us on their behalf in the amount of  $3,493. No such costs were due as of September 30, 2006.

We entered into a subscription agreement with Minto Builders (Florida), Inc. or MB REIT.  Under this agreement, we may purchase up to 920 newly issued series C preferred shares at a purchase price of $1,276 per share.  If Inland American Real Estate Trust, Inc. (an affiliate of ours) or Inland American REIT, does not satisfy its obligations under its agreement with MB REIT, we may be required to purchase series C preferred shares from MB REIT in an amount equal to approximately $300,000. MB REIT has the right to redeem any series C preferred shares it issues to us with the proceeds of any subsequent capital contributed by Inland American REIT.  MB REIT is required to redeem all outstanding series C preferred shares held by us by December 31, 2006.  The series C preferred shares entitle us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares payable monthly.  As of September 30, 2006 and December 31, 2005, we had purchased 207 and 176 series C preferred shares for a total amount of $264,003 and $224,003, respectively.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity, but that we were not the primary beneficiary. Due to our lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. We earned $4,658 and $13,809 in dividend income related to this investment during the three and nine months ended September 30, 2006, respectively.  $2,108 of the dividend remained unpaid as of December 31, 2005. None of the dividend remained unpaid as of September 30, 2006.

We have entered into an arrangement with Inland American REIT whereby we are paid for guarantying customary non-recourse carve out provisions of Inland American REIT's financings until such time as Inland American REIT reaches a net worth of $300,000. We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and have recorded the fair value of the guarantees and are amortizing the liability over the guarantee period of one year or until such time as the guaranty is released.  The fee arrangement calls for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $45 and $143 for the three and nine months ended September 30, 2006, respectively, all of which has been received as of that date.  No such fees were earned during the three or nine months ended September 30, 2005. We were released from our obligations under this arrangement effective September 29, 2006.

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

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt (1)
Fixed rate	$5,132,098	248,320	1,089,651	2,220,823	1,573,304
Variable rate	524,281	384,010	140,271	-	-

Operating lease obligations (2)	$580,379	5,187	10,817	11,320	553,055

Purchase obligations (3)	$216,004	134,483	80,121	1,400	-

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

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $216,004 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $161,224. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2006 was $119,763.  Therefore, we may be required to fund up to an additional $41,461 on these loans.

As part of our subscription agreement with MB REIT, we may be obligated to purchase up to approximately $300,000 of series C preferred shares of that entity.  As of September 30, 2006, we had purchased series C preferred shares totaling $264,003.  Therefore, we may be required to purchase up to $35,997 in additional shares.

We have obtained eight irrevocable letters of credit related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at September 30, 2006 is $35,865.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,639 as of September 30, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 60 days on $347,463 in principal of which $287,523 has been allocated as of September 30, 2006.

We are currently considering acquiring 13 properties for an estimated aggregate purchase price of $266,000.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from October 1 to October 31, 2006, we:

•

Issued 1,285 shares of common stock pursuant to the DRP and repurchased 634 shares of common stock through the SRP, resulting in a total of 444,686 shares of common stock outstanding at October 31, 2006;

•

Paid distributions of $23,774 to our stockholders;

•

Acquired two properties with a total square footage of 210 for a purchase price of $50,600;

•

Invested $26,885 in a new development joint venture;

•

Funded earnouts of $5,276 on two of our existing properties;

•

Funded a total of $4,132 on mortgage notes and construction loans receivable;

•

Received a payment of $2,000 on one of our construction loans receivable.

Beginning with the September distribution paid on October 10th, the Company's Board of Directors voted to increase the price per share of shares purchased under the DRP from $9.50 per share to $10.00 per share.

Effective October 1, 2006, we entered into an agreement with a limited liability company (“LLC”) formed as an insurance association captive (“Captive”), which is wholly owned by us and three other entities sponsored by Inland Real Estate Investment Corporation: Inland Retail Real Estate Trust, Inc., Inland Real Estate Corporation and Inland American Real Estate Trust, Inc. An affiliate of The Inland Group, Inland Risk & Insurance Management Services, Inc., provides services to the Captive. The Captive was formed to more efficiently manage the respective insurance coverage of the members and the premiums associated with property casualty coverage.  The Captive will annually oversee the purchase of one or more insurance policies from a third party insurer on properties of its members that will be acceptable to all members. Portions of these insurance policies agreed upon by all members will be funded or reimbursed by insurance policies purchased from the Captive by the members. The premium associated with the non-catastrophic property and casualty insurance policies purchased from the Captive will be divided amongst each of the members based upon a determination by a third-party, independent actuary of the losses, loss reserves and loss expenses that each member is expected to incur, and a proportional allocation of associated operating costs. Each member will initially contribute approximately $188 to the Captive in the form of a capital contribution.  The Captive will use this capital to pay a portion of certain property and casualty losses and general liability losses suffered by a member under the policies purchased by the Captive subject to deductibles applicable to each occurrence.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by the third party insurer.  Future contributions to capital will be made in the form of premium payments determined for each member based on its individualized loss experiences as well as the level of deductible each member desires.  We are required to remain as a member of the Captive for a period of five years.

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

In April 2006, the FASB issued FASB Staff Position or FSP 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity (VIE), (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which we first become involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  We will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which we become involved in future periods.

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

In September 2006, the SEC's staff issued SAB No. 108: Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  This Bulletin provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The guidance in this Bulletin must be applied to financial reports covering the first fiscal year ending after November 15, 2006.  We are currently evaluating the guidance in this Bulletin.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As of September 30, 2006, we owned 127 single-user net lease properties.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,639 as of September 30, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 60 days $347,463 in principal of which $287,523 has been allocated as of September 30, 2006.

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

The carrying amount of our debt and other financings is approximately $115,612 higher than its fair value as of September 30, 2006.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity on all debt to evaluate the expected cash flows and sensitivity to interest rate changes.

	2006	2007	2008	2009	2010	Thereafter
Maturing debt:
Fixed rate debt	626	59,623	59,206	961,660	1,336,535	1,506,469
Variable rate debt	123,170	232,408	-	125,200	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	5.78%	4.53%	4.75%	4.71%	4.73%	4.98%

Variable rate debt	5.77%	6.09%	-	6.67%	-	-

We have $480,778 of variable rate debt with an average interest rate of 6.16% as of September 30, 2006.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of September 30, 2006, interest expense increases by approximately $4,808 on an annual basis.

The table incorporates only those interest rate exposures that exist as of September 30, 2006.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

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

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended September 30, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs (1)
July 1 - July 31, 2006	602	9.35	602	15,167
August 1 - August 31, 2006	687	9.33	687	14,480
September 1 - September 30, 2006	500	9.38	500	13,980

Total	1,789		1,789

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer
Date:	November 3, 2006

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer
Date:	November 3, 2006