Form 10-K
period 2006-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2007-03-01
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

Common stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐      No  X

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

Yes ☐  No  X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,417,341,560.

As of February 23, 2007, there were 488,366,255 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the Registrant’s proxy statement for the annual shareholders meeting to be held in 2007 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

TABLE OF CONTENTS

-i-

PART I

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust (REIT) that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties.  Inland Western Retail Real Estate Advisory Services, Inc. our business manager/advisor manages, for a fee, our day-to-day affairs, subject to the supervision of our board of directors.  As of December 31, 2006, our portfolio of operating properties consisted of 288 properties wholly-owned by us (the wholly-owned properties), 18 properties of which we own between 45% and 95% (the consolidated joint venture properties) and two additional joint venture properties which we also consolidate and classify as other joint venture properties.  We have also invested in four development joint venture projects, three of which we consolidate.

The properties in our portfolio are located in 38 states and one Canadian province.  At December 31, 2006, the portfolio (excluding the other joint venture properties) consisted of 179 multi-tenant shopping centers and 127 free-standing single-user net lease properties. A net lease property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance. The portfolio contained an aggregate of approximately 45 million square feet of gross leasable area, or GLA, of which approximately 97% of the GLA was leased at December 31, 2006.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized portfolio rental revenue as of December 31, 2006, approximately 58% was generated by anchor or credit tenants.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

We have raised a total of over $4.2 billion in our two offerings. Current stockholders can reinvest their distributions in our distribution reinvestment program, or DRP.  Approximately 50% of our monthly distributions to stockholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $150 million on an annual basis.  Since we leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds from properties we acquire would allow us to purchase approximately $300 million in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own. However, we cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, some of which may be more attractive to them.

All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties and number of leases.

Business and Operating Strategies

Our goal is to maximize the possible return to stockholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We seek to provide an attractive return to our stockholders by taking advantage of our strong presence in many markets. We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations. Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates. Working with our property management companies, we focus on the needs and problems facing our tenants, so we can provide solutions whenever possible. Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency. The result of these activities, we believe, will lead to profitability and growth as we go forward.

Because we own over 45,000 square feet of GLA, day-to-day property management is a key element of our operating strategy. Our asset management philosophy includes working closely with our property managers to achieve the following goals:

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

Acquisition Strategies

Although we have concluded our public offerings, we continue to raise funds through property financings, DRP proceeds and operations.  Therefore, management continues to focus on acquiring properties that meet our investment objectives.  We intend to continue to acquire a diversified (by geographical location and by type and size of shopping centers) portfolio of real estate primarily improved for use as retail establishments, principally grocery and discount anchored multi-tenant shopping centers.  The retail centers we have and expect to continue to acquire are located throughout the United States.

During the acquisition process, to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions.  The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of these factors are taken as a whole in determining the valuation.

Key elements of our acquisition strategy include:

•

Selectively acquiring diversified and well-located properties of the type described above;

•

Acquiring properties, in most cases, on an all-cash basis to provide us with a competitive advantage over potential purchasers who must secure financing simultaneously. We generally obtain mortgage financing concurrently or subsequent to the purchase.  We may, however, acquire properties subject to existing indebtedness if we believe this is in our best interest; and

•

Diversifying geographically by acquiring properties located primarily in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Financing Strategies

Generally, we have and expect to continue to acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash. However, if it is determined to be in our best interest, we will, in some instances, incur indebtedness to acquire properties. With respect to properties purchased on an all-cash basis, financing is generally  placed on a property after it closes and the proceeds from such financing have enabled us to purchase or develop additional properties.  Overall our borrowings have been approximately 50% to 60% of the cost of each property.  Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets. We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date.  In other instances we may elect not to place individual permanent debt on each acquisition.  Such decisions are made on an individual basis and are influenced by the availability of cash on hand and our evaluation of the future trend of interest rates.

Tax Status

We qualified and have elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, or the Code, for the tax year ending December 31, 2006. Since we qualify for taxation as a REIT, we generally will not be subject to Federal income tax to the extent we distribute at least 90% of our REIT taxable income to stockholders.   If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property and to Federal income and excise taxes on our undistributed income. We have one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for Federal income tax purposes. A TRS is taxed on its net income at corporate tax rates. The income tax expense incurred as a result of the TRS does not have a material impact on our consolidated financial statements.

Competition

We continue to see intense competition for the types of properties in which we invest. In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts, private individuals and other domestic real estate companies, some of which have greater financial resources than we do.  With respect to properties presently owned or to be owned by us, we compete with other owners of like properties for tenants.  There can be no assurance that we will be able to successfully compete with such entities in development, acquisition, and leasing activities in the future.

Our business is inherently competitive. Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales.  We may, at times, compete with newer properties or those in more desirable locations. To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly. For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic. We believe we have achieved relatively high occupancy levels at our properties through our knowledge of the competitive factors in the markets where we operate.

Employees

As of December 31, 2006, we did not have any employees.  We utilize the services of our business manager/advisor and property managers, at agreed fees, as these entities employ persons who provide services to us.

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

Certifications

We have filed with the Securities and Exchange Commission (SEC) the chief executive officer and principal financial officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1 and 31.2 to this Annual Report on Form 10-K.

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

We make available, free of charge, through our website and by responding to requests addressed to our customer relations group, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inlandgroup.com. The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate with the Board of Directors or any committee can do so by writing to the attention of the Board of Directors or committee in care of Inland Western Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1A. Risk Factors

In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this Annual Report.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statement and the related notes.

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

•

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

•

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

•

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

If we enter into development joint venture projects, they expose us to greater risks than those associated with the acquisition of operating properties.  We have entered and plan to continue to enter into development joint venture arrangements with unaffiliated developers for the construction of shopping centers.  Development joint ventures include risks which are different and, in most cases, greater than the risks associated with our acquisition of fully developed and operating properties.  These development risks are in addition to general market risks and may include a completion of construction and principal guaranty from us to the construction lender and customary construction risks for circumstances beyond our reasonable control including, but not limited to, zoning risks and additional entitlement risks from the jurisdiction where the properties are located, leasing risks and construction delays.

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

Item 1B.  Unresolved Staff Comments

We have no outstanding unresolved comments from the SEC staff regarding our periodic or current reports.

Item 2. Properties

As of December 31, 2006, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 306 operating properties (excluding the other joint venture properties) containing an aggregate of 45,132 square feet of GLA located in 38 states and one Canadian province. As of December 31, 2006, 302 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of $4,312,463. As of December 31, 2006, approximately 97% of our GLA was physically leased and 98% was economically leased.  The weighted average GLA occupied at December 31, 2006 and 2005 was 97% and 98%, respectively. The following table provides a summary of the properties in our portfolio at December 31, 2006.

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Occupancy % as of 12/31/06	Occupancy % as of 12/31/05
West
Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	58	9,104	97%	97%

Southwest
Arkansas, Louisiana, Oklahoma, Texas	66	8,383	97%	98%

Midwest
Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin, Ontario, Canada	42	10,235	98%	98%

Northeast
Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	72	8,591	96%	96%

Southeast
Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	68	8,819	98%	99%

Totals	306	45,132

The majority of the revenues from our properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income on the consolidated statements of operations.

Revenue from our properties depends on the amount of the tenants' retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  As of December 31, 2006, 71 tenants paid percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases.

We continually monitor the sales trends and financial strength of all of our major tenants.  Our hope is that we will be able to reduce our exposure and increase our rental stream by taking segments of certain troubled retailers’ spaces back and re-leasing at market rent. We believe that many of these locations are currently leased for rents that are below market and if we are able to take back any of these locations, we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize the profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 2% of our annualized income stream as of December 31, 2006.

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

The following table lists the top 10 tenants in our portfolio according to the amount of gross leasable square footage that each occupied at December 31, 2006.

Tenant	Gross Leasable Area (Sq. Ft.)	Percent of Total Portfolio GLA	Annualized Base Rent ($)	Percent of Total Portfolio Annualized Base Rent
American Express	2,597	5.8%	25,319	4.5%
Mervyn's	1,897	4.2%	17,341	3.1%
PETsMART	1,678	3.7%	11,802	2.1%
Wal-Mart	1,254	2.8%	7,384	1.3%
Hewitt Associates	1,162	2.6%	15,106	2.7%
Home Depot	1,097	2.4%	8,563	1.5%
Kohl's	962	2.1%	6,446	1.1%
Ross Dress for Less	952	2.1%	9,692	1.7%
Zurich American Insurance Company	895	2.0%	8,884	1.6%
Circuit City	888	2.0%	10,730	1.9%

The following table represents an analysis of lease expirations over the next 10 years based on the leases in place at December 31, 2006.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq. Ft.)	Percent of Total Leased GLA	Total Annualized Base Rent ($)	Percent of Total Annualized Base Rent	Annualized Base Rent ($/Sq. Ft.)

2007	316	740	1.64%	13,099	2.30%	17.71
2008	405	1,285	2.85%	22,663	4.05%	17.63
2009	609	2,299	5.09%	39,528	7.30%	17.19
2010	459	1,811	4.01%	31,880	6.28%	17.61
2011	331	2,238	4.96%	36,998	7.73%	16.53
2012	209	1,609	3.57%	26,075	5.88%	16.20
2013	229	2,410	5.34%	32,204	7.68%	13.37
2014	290	6,108	13.53%	85,615	22.02%	14.02
2015	231	5,161	11.44%	55,296	18.15%	10.71
2016	106	3,647	8.08%	38,505	15.35%	10.56

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

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of the stockholders was held on October 10, 2006. (Share amounts in this item are not stated in thousands.)

(1)

Our stockholders elected to the board all seven director nominees with the following votes:

Nominee	For	Withheld

Kenneth H. Beard (Independent Director)	235,956,389	5,442,033
Frank A. Catalano (Independent Director)	235,915,077	5,483,345
Paul R. Gauvreau (Independent Director)	235,905,944	5,492,478
Gerald M. Gorski (Independent Director)	235,927,505	5,470,917
Brenda G. Gujral (Director)	235,822,246	5,576,177
Barbara A. Murphy (Independent Director)	235,405,256	5,993,166
Robert D. Parks (Director)	236,005,269	5,393,153

(2)

Our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006.  Stockholders holding 233,122,157 shares voted in favor of the proposal, stockholders holding 1,856,728 shares voted against the proposal and stockholders holding 6,419,537 shares abstained from voting on this proposal.

(3)

Our stockholders voted to amend and restate our charter to remove references to independent director and limitations on exculpation and indemnification.  Stockholders holding 224,640,825 shares voted in favor of the proposal, stockholders holding 6,304,899 shares voted against the proposal and stockholders holding 10,452,699 shares abstained from voting on this proposal.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock. The per share estimated value is deemed to be the offering price during the public offering periods of the shares, which was $10.00 per share.

We provide a share repurchase program, or SRP, to provide limited liquidity for stockholders.  Subject to certain restrictions, the SRP enables stockholders to sell shares back to us at prices ranging from $9.25 to $10.00, depending on how long the stockholder has owned the shares at the liquidation date.

The following table outlines the stock repurchases made during the fourth quarter ended December 31, 2006:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	Or Programs	Or Programs (1)
October 1, 2006 - October 31, 2006	623	$9.43	623	13,357
November 1, 2006 - November 30, 2006	524	9.43	524	12,833
December 1, 2006 - December 31, 2006	342	9.43	342	12,491

Total	1,489		1,489

(1)

For 2006, our board of directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2005.  The share repurchase limit for 2006 was 17,532.

Stockholders

As of February 23, 2007, we had 116,368 stockholders of record.

Distributions

We have been paying monthly distributions since October 2003. The table below depicts the distributions declared and their tax status for each year.

	Distributions declared per	Return	Ordinary
Year	common share	of capital	Income
2006	$.64	$.35	$.29
2005	.64	.29	.35
2004	.66	.30	.36
2003 (1)	.15	.15	-

(1)

Period from March 5, 2003 (inception) through December 31, 2003.

Equity Compensation Plan Information

We have adopted an Independent Director Stock Option Plan, or the Plan which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholder’s meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan.  Such options were granted, without registration under the Securities Act of 1933, or the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

The following table sets forth the following information as of December 31, 2006: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights; (ii) the weighted-average exercise price of such options, warrants and rights; and (iii) the number of shares of our commons tock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in
Plan Category	and Rights (a)	and Rights (b)	Column (a))

Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	22,500	$8.95	52,500

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

For the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and for the period from

March 5, 2003 (inception) through December 31, 2003
(Amounts in thousands, except per share amounts)

(not covered by Report of Independent Registered Public Accounting Firm)

	2006	2005	2004	2003
Total assets	$8,328,274	8,085,933	3,955,816	212,102

Mortgages and notes payable	$4,313,223	3,941,011	1,783,114	29,627

Total revenues	$710,103	518,055	130,575	745

Net income (loss)	$31,943	45,249	11,701	(173)

Net income (loss) per common share, basic and diluted (a)	$.07	.13	.12	(.07)

Distributions declared (c)	$283,903	223,716	64,992	1,286

Distributions declared per common share (a)	$.64	.64	.66	.15

Funds from operations (b)	$289,747	232,853	57,713	19

Cash flows provided by operating activities (c)	$296,165	201,857	63,520	724

Cash flows used in investing activities	$(523,058)	(3,942,227)	(3,243,055)	(133,425)

Cash flows provided by financing activities	$155,797	3,797,993	3,356,378	197,082

Weighted average number of common shares outstanding, basic and diluted	441,816	350,644	98,563	2,521

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.

(a)

The net income (loss) and distributions per share are based upon the weighted average number of common shares outstanding.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholder's basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholder’s shares.  For the year ended December 31, 2006, $154,807 (or approximately 55% of the $283,769 paid in 2006) represented a return of capital.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under generally accepted accounting principles in the United States of America, or GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations," or FFO, for short, which it believes more accurately reflects the operating performance of a REIT such as us. As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly titled measures presented by other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to  "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.  FFO is calculated as follows:

	2006	2005	2004	2003
Net income (loss)	$31,943	$45,249	$11,701	$(173)
Add:
Depreciation and amortization related to investment properties	259,884	189,631	46,105	192
Less:
Minority interests share of depreciation related to consolidated joint ventures	(2,080)	(2,027)	(93)	-
Funds from operations	$289,747	$232,853	$57,713	$19

(c)

The following table compares cash flows provided by operations to distributions declared:

	2006	2005	2004	2003
Cash flows provided by operations	$296,165	201,857	63,520	724

Distributions declared	283,903	223,716	64,992	1,286

Excess (Deficiency)	$12,262	(21,859)	(1,472)	(562)

In 2003 and 2004, the deficiencies were funded through advances from our sponsor.  In 2005, the deficiency was funded through payments received under master leases and cash provided from financing activities.

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

The following discussion and analysis compares the year ended December 31, 2006 to the years ended December 31, 2005 and 2004. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this report. All amounts are stated in thousands, except per share amounts, per square foot amounts and number of properties.

Executive Summary

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

During the year ended December 31, 2006, we invested approximately $570,000 for the acquisition of 15 multi-tenant shopping centers, three single-user net lease properties and funding of 67 earnouts on properties which we already own containing a total GLA of approximately 4 million square feet. See Item 2 - "Properties" for a more detailed description of these properties. We also invested approximately $57,000 in four development joint venture projects and development of our current portfolio. We received approximately $154,000 in investor proceeds through our DRP, and obtained approximately $426,000 in financing proceeds.

Overall retail sales rose by 0.9% in December 2006. This was the largest gain seen in five months. Sales at electronic and appliance stores surged by 3%, while sales at department stores and other general merchandise stores such as Wal-Mart and Target rose a solid 0.9%.  In addition, sales at specialty clothing stores, which had been down two straight months, posted a 0.6% rise in December.

The strong performance of the retail sector during the holiday season, coupled with a jump in consumer confidence in January 2007, has lifted hopes that the economy, after enduring a sluggish period in 2006, has begun to rebound. As economists acknowledge, consumer spending plays a major role in shaping overall economic activity.  We believe most of the upswing in consumer confidence can be traced to a more upbeat attitude concerning current economic conditions such as the housing market and gasoline prices.

Despite all of these positive indicators, the National Retail Federation is forecasting a retail slowdown in 2007.  Retail sales are predicted to increase 4.8% in 2007, down from a 6.8% increase in 2006, with modest gains in the first half of the year, followed by stronger growth in the second half.  The luxury sector is expected to continue to outperform other sectors, with online sales continuing to grow.  Sales at building material, garden equipment chains and furniture stores are expected to slow as a result of the soft housing market.

Of the 306 properties we had purchased as of December 31, 2006, 136 were located west of the Mississippi River.  These 136 properties equate to approximately 45% of our GLA and approximately 46% of our annualized base rental income as of December 31, 2006. The remaining 170 properties purchased were located east of the Mississippi River.

Results of Operations

General

The following discussion is based primarily on our consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004.

Quarter Ended	Properties Purchased per Quarter	Square Feet Acquired	Aggregate Purchase Price (1)
March 31, 2003	None	N/A	N/A
June 30, 2003	None	N/A	N/A
September 30, 2003	None	N/A	N/A
December 31, 2003	8	797	$127,017
March 31, 2004	11	2,117	$385,034
June 30, 2004	23	4,171	$733,215
September 30, 2004	26	5,676	$863,580
December 31, 2004	43	7,412	$1,310,149
March 31, 2005	24	3,348	$465,484
June 30, 2005	52	8,019	$1,570,753
September 30, 2005	55	7,019	$1,017,258
December 31, 2005	46	2,532	$540,586
March 31, 2006	6	860	$137,775
June 30, 2006	8	2,103	$267,959
September 30, 2006	1	257	$66,176
December 31, 2006	3	821	$139,613

Total	306	45,132	$7,624,599

(1)

Aggregate purchase price includes earnouts funded during each quarter on previously acquired properties.

The table above excludes other joint venture properties.

Comparison of the Year Ended December 31, 2006 to December 31, 2005 - Total Portfolio

The table below presents selected operating information for our total portfolio properties (including the other joint venture properties) for the years ended December 31, 2006 and 2005.

	Total Portfolio
			$	%
	2006	2005	Change	Change
Revenues:
Rental income	$572,868	$416,787	$156,081	37.4%
Tenant recovery income	125,437	93,420	32,017	34.3
Other property income	11,798	7,848	3,950	50.3
Total revenues	710,103	518,055	192,048	37.1

Expenses:
Property operating expenses	120,212	83,181	37,031	44.5
Real estate taxes	79,894	54,273	25,621	47.2
Depreciation and amortization	259,884	189,631	70,253	37.0
General and administrative expenses	14,975	10,813	4,162	38.5
Advisor asset management fee	39,500	20,925	18,575	88.8
Total expenses	514,465	358,823	155,642	43.4

Operating income	195,638	159,232	36,406	22.9

Dividend income	37,501	7,561	29,940	396.0
Interest income	23,127	20,466	2,661	13.0
Other income	111	118	(7)	(5.9)
Interest expense	(223,098)	(141,039)	(82,059)	58.2

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery income and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance as well as lease termination fee income and other miscellaneous operating income. Rental income of the total portfolio increased $156,081 or 37.4% and tenant recovery and other property income of the total portfolio increased $35,967 or 35.5%.  The increase was due primarily to 308 properties (including the other joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 290 properties (including the other joint venture properties) for the year ended December 31, 2005.  178 of the properties in our portfolio (including the other joint venture properties) were purchased during 2005 and as such, 2006 was the first full year of operations for greater than 50% of our portfolio.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase in these expenses of $62,652 or 45.6% for the total portfolio was due primarily to 308 properties (including the other joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 290 properties (including the other joint venture properties) for the year ended December 31, 2005.

Depreciation and Amortization.  Depreciation expense of the total portfolio increased $55,211 or 37.5% due to depreciation on 308 properties (including the other joint venture properties) compared to 290 properties (including the other joint venture properties) owned during the years ended December 31, 2006 and 2005, respectively. The increase in amortization expense of the total portfolio of $15,042 or 35.6% was due to the amortization of intangible assets in the amount of approximately $556,000 and $516,000 and the amortization of leasing fees in the amount of approximately $3,000 and $1,500 during the years ended December 31, 2006 and 2005, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliate common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $4,162 or 38.5% in general and administrative expenses of the total portfolio resulted from increased services required for a larger portfolio of investment properties.

Advisor Asset Management Fee. The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter. The increase of $18,575 or 88.8% is due to the increase in our average invested assets for the year ended December 31, 2006 versus 2005. Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $74,895 and $54,933 were allowed for the years ended December 31, 2006 and 2005, respectively. Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis.

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $29,940 or 396.0% from the year ended December 31, 2005 to December 31, 2006 is due to the significant increase in funds that we invested in securities and other investments during late 2005 and most of 2006.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $2,661 or 13.0% was due primarily to the increase in the amount of funds that we had invested in notes receivable as well as higher interest rates earned on our operating bank accounts and short-term investments during the year ended December 31, 2006 as compared to December 31, 2005.

Other Income. Other income includes miscellaneous non-operating income earned and non-operating expenses paid by us.  The decrease of $7 or 5.9% resulted from a decrease in the fees collected related to investor transfers and liquidations during the year ended December 31, 2006 as compared to December 31, 2005.

Interest Expense. The increase in interest expense of the total portfolio of $82,059 or 58.2% was due to the financing on 304 properties (including the other joint venture properties) compared to 269 properties (including the other joint venture properties) as of December 31, 2006 and 2005, respectively, as well a significant increase in our margin payable on our investment securities and overall increasing interest rates throughout 2005 and 2006.

Comparison of the Year Ended December 31, 2006 to December 31, 2005 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 111 properties acquired or placed in service prior to January 1, 2005, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire years ended December 31, 2006 and 2005.

Revenues:	2006	2005
Same store investment properties (111 properties):
Rental income	$269,773	$264,021
Tenant recovery income	62,923	66,463
Other property income	4,453	3,380
Other investment properties:
Rental income	282,252	131,168
Tenant recovery income	62,514	26,957
Other property income	7,168	4,468
Total rental and additional rental income	689,083	496,457

Expenses:
Same store investment properties (111 properties):
Property operating expenses	59,708	56,231
Real estate tax expense	39,777	39,053
Other investment properties:
Property operating expenses	56,237	23,810
Real estate tax expense	40,117	15,220
Total property operating expenses	195,839	134,314

Property net operating income:
Same store investment properties	237,664	238,580
Other investment properties	255,580	123,563
Total net operating income	493,244	362,143

Other income:
Straight-line rental income	18,186	16,103
Amortization of above and below market and lease intangibles	2,657	5,495
Operating income of Captive insurance company	177	-
Dividend income	37,501	7,561
Interest income	23,127	20,466
Other income	111	118
Realized gain on sale of securities	416	1
Minority interests	1,975	1,350

Other expenses:
Straight-line ground lease expense	(3,923)	(3,140)
Operating expenses of Captive insurance company	(344)	-
Depreciation and amortization	(259,884)	(189,631)
General and administrative expenses	(14,975)	(10,813)
Advisor asset manager fee	(39,500)	(20,925)
Interest expense	(223,098)	(141,039)
Equity in losses of unconsolidated entities	(3,727)	(2,440)

Net income	$31,943	$45,249

On a same store basis, property net operating income decreased by $916, with total property operating revenues increasing by $3,285, and total property operating expenses increasing by $4,201 for the years ended December 31, 2006 and 2005.

Same store property operating revenues for the years ended December 31, 2006 and 2005 were $337,149 and $333,864, respectively.  The primary reason for the increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Many of the vacancies at these centers were covered by master leases from the seller.  Vacant spaces at the time of closing may be paid by the seller in a master lease, which are not accounted for as income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.

Same store property operating expenses for the years ended December 31, 2006 and 2005 were $99,485 and $95,284, respectively.  The increase in property operating expense was primarily caused by an increase in common area maintenance costs, including utility costs (gas and electric) and snow removal costs in 2006.

Comparison of the Year Ended December 31, 2005 to December 31, 2004 – Total Portfolio

The table below presents selected operating information for our total portfolio of properties (including the other joint venture properties) for the years ended December 31, 2005 and December 31, 2004.

	Total Portfolio
			$	%
	2005	2004	Change	Change
Revenues:
Rental income	$416,787	$106,425	$310,362	291.6%
Tenant recovery income	93,420	23,155	70,265	303.5
Other property income	7,848	995	6,853	688.7
Total revenues	518,055	130,575	387,480	296.7

Expenses:
Property operating expenses	83,181	19,446	63,735	327.8
Real estate taxes	54,273	13,076	41,197	315.1
Depreciation and amortization	189,631	46,105	143,526	311.3
General and administrative expenses	10,813	4,856	5,957	122.7
Advisor asset management fee	20,925	-	20,925	N/A
Total expenses	358,823	83,483	275,340	329.8

Operating income	159,232	47,092	112,140	238.1

Dividend income	7,561	-	7,561	N/A
Interest income	20,466	3,491	16,975	486.3
Other income	118	20	98	490.0
Interest expense	(141,039)	(35,043)	105,996	302.5

Rental Income, Tenant Recovery Income and Other Property Income. Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Tenant recovery and other property income consist of property operating expenses recovered from the tenants including real estate taxes, property management fees and insurance. Rental income increased $310,362 and all additional property income increased $77,118.  The increase was due primarily to 290 properties (including the other joint venture properties) owned and operated for the year ended December 31, 2005 compared to 112 properties (including one other joint venture property) for the year ended December 31, 2004.

Property Operating Expenses (including Real Estate Taxes).  Property operating expenses consist of property management fees and property operating expenses, including real estate taxes, costs of owning and maintaining shopping centers, insurance, and maintenance to the exterior of the buildings and the parking lots.  The increase was due primarily to 290 properties (including the other joint venture properties) owned and operated for the year ended December 31, 2005 compared to 112 properties (including one other joint venture property) for the year ended December 31, 2004. The events of hurricanes during 2005 in the southeastern parts of the United States did not materially affect the operations of our properties located within this region. Minor damage occurred at some properties, with the total cost of damages estimated to range from $100 to $150.

Depreciation and Amortization.  Depreciation expense increased $111,204 due to depreciation on 290 properties (including the other joint venture properties) compared to 112 properties (including one other joint venture property) owned during the years ended December 31, 2005 and 2004, respectively. The increase in amortization expense of $32,322 was due to the application of SFAS 141 and SFAS 142 resulting in the amortization of intangible assets of approximately $516,000 and $250,000 and the amortization of leasing fees of approximately $1,500 and $760 during the years ended December 31, 2005 and 2004, respectively.

General and Administrative Expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliates common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $5,957 in general and administrative expenses resulted from dramatically increased services required as we grew our portfolio of investment properties and our investor base.

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

Other Income. Other income includes miscellaneous non-operating income earned by us.  The increase of $98 during 2005 resulted from increased miscellaneous fees and other income generated as our portfolio of properties and investor base grew.

Interest Expense. The increase of $105,996 was due to the financing on 269 properties (including the other joint venture properties) compared to 97 properties (including one other joint venture property) as of December 31, 2005 and 2004, respectively, as well as increasing interest rates throughout 2005.

Comparison of Year Ended December 31, 2005 to December 31, 2004 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 8 properties acquired or placed in service prior to January 1, 2004, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire years ended December 31, 2005 and December 31, 2004.

	2005	2004
Revenues:
Same store investment properties (8 properties):
Rental income	$12,122	$11,554
Tenant recovery income	3,192	2,906
Other property income	31	19
Other investment properties:
Rental income	383,067	89,401
Tenant recovery income	90,228	20,249
Other property income	7,817	976
Total rental and additional rental income	496,457	125,105

Expenses:
Same store investment properties (8 properties):
Property operating expenses	2,371	1,713
Real estate tax expense	1,776	1,729
Other investment properties:
Property operating expenses	77,670	16,814
Real estate tax expense	52,497	11,347
Total property operating expenses	134,314	31,603

Property net operating income:
Same store investment properties	11,198	11,037
Other investment properties	350,945	82,465
Total net operating income	362,143	93,502

Other income:
Straight-line rental income	16,103	3,886
Amortization of above and below market and lease intangibles	5,495	1,584
Operating income of Captive insurance company	-	-
Dividend income	7,561	-
Interest income	20,466	3,491
Other income	118	20
Realized gain (loss) on sale of securities	1	(3,667)
Minority interests	1,350	397

Other expenses:
Straight-line ground lease expense	(3,140)	(919)
Operating expenses of Captive insurance company	-	-
Depreciation and amortization	(189,631)	(46,105)
General and administrative expenses	(10,813)	(4,856)
Advisor asset manager fee	(20,925)	-
Interest expense	(141,039)	(35,043)
Equity in losses of unconsolidated entities	(2,440)	(589)
Net income	$45,249	$11,701

On a same store basis, property net operating income increased by $161, with total property operating revenues increasing by $866, and total property operating expenses increasing by $705 for the years ended December 31, 2005 and 2004.

Same store property operating revenues for the years ended December 31, 2005 and 2004 were $15,345 and $14,479, respectively.  The primary reason for this increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Many of the vacancies at these centers were covered by master leases from the seller.  Vacant spaces at the time of closing may be paid by the seller in a master lease, which are not accounted for as income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.

Same store property operating expense for the years ended December 31, 2005 and 2004 were $4,147 and $3,442, respectively.  The increase in property operating expense was primarily caused by increases in real estate property taxes expensed in 2005.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the cost of land and improvements. Once the property is acquired, this may trigger a new assessment based on the sales price and market comparables to other existing properties.

Liquidity and Capital Resources

General

Our principal demands for funds have been and will continue to be for property acquisitions, including development, payment of operating expenses, payment of interest on outstanding indebtedness and stockholder distributions. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock and property financing proceeds.

Potential future sources of capital include proceeds from our DRP, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, strategic joint venture arrangements, as well as undistributed funds from operations.  We anticipate that during the upcoming year we will (i) acquire additional existing multi-tenant shopping centers; (ii) invest in the development of additional shopping center sites and (iii) continue to pay distributions to stockholders, and each is expected to be funded mainly from cash flows from operating activities, financings or other external capital resources available to us. We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Offering.  Through two public offerings, the second concluding in late 2005, we sold a total of 421,983 shares, which includes 20,000 shares issued to our business manager/advisor.  In addition, as of December 31, 2006, 31,017 shares had been distributed pursuant to the DRP.  As a result of such sales, we had received a total of $4,516,480 of gross offering proceeds as of December 31, 2006. We concluded sales of shares under the public offerings in 2005 and deregistered the remaining unissued shares under the second offering.  Shares will continue to be sold pursuant to the DRP.

Mortgage Debt.  Mortgage loans outstanding as of December 31, 2006 were $4,312,463 and had a weighted average interest rate of 4.94%.  Of this amount, $3,943,433 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.82% at December 31, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt required to be consolidated through other joint venture investments, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $369,030 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.26% at December 31, 2006. As of December 31, 2006, scheduled maturities for our outstanding mortgage indebtedness had various due dates through December 2035.

Line of Credit. We terminated our unsecured line of credit facility in December 2006. The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000. During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until permanent debt was placed on the property. The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on our leverage ratio. We were also required to pay, on a quarterly basis, an amount ranging from .15% to .25% per annum on the average daily undrawn funds on the line. The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. We were in compliance with such covenants throughout the facility’s existence. We feel that all necessary capital requirements can be met in the future without the use of a line of credit facility.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 through payment of the August 2006 distribution at which point it was increased to $10.00 per share.  In the event (if ever) of a listing on a national stock exchange or inclusion for quotation on a national market system, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of December 31, 2006, we had issued 31,017 shares pursuant to the DRP for an aggregate amount of $296,587.

Subject to certain restrictions, the SRP provides existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices as of December 31, 2006:

One year from the purchase date, at $9.25 per share;

Two years from the purchase date, at $9.50 per share;

Three years from the purchase date, at $9.75 per share; and

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

On December 14, 2006, we announced a modification to SRP as follows:

•

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting stockholder that has beneficially owned the shares for at least one year; and

•

Effective October 1, 2007, the repurchase price for all shares will be $10.00 per share for any requesting stockholder that has beneficially owned the shares for at least one year.

We make repurchases under the SRP, if requested, at least once quarterly on a first-come, first-served basis.  Subject to funds being available, we limit the number of shares repurchased during any calendar year to five percent (5%) of the weighted average number of shares outstanding during the prior calendar year.  Funding for the SRP comes exclusively from proceeds that we receive from the sale of shares under the DRP and other such operating funds, if any, as our board of directors, at its sole discretion, may reserve for this purpose.

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

Shares purchased by us under the SRP will be canceled and will have the status of authorized but unissued shares.  Shares acquired by us through the SRP will not be re-issued unless they are first registered with the SEC under the Securities Act of 1933 and under appropriate state securities laws, or otherwise issued in compliance with such laws.

As of December 31, 2006, 6,604 shares had been repurchased for a total of $61,675.

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

We seek to balance the financial risk and return to our stockholders by leveraging our properties at approximately 50-60% of their value.  We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties.  Accordingly, mortgage loans generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the year ended December 31, 2006, we closed on mortgage debt with a principal amount of $445,257 on our wholly-owned and consolidated joint venture properties.  All new loans, with the exception of two, represented fixed rate loans which bear interest rates between 4.44% and 5.86%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $6,904 as of December 31, 2006 which are applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 90 days on approximately $642,849 in principal of which approximately $575,823 has been allocated as of December 31, 2006.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  The majority of our loans require monthly payments of interest only, although some loans require principal and interest payment as well as reserves for real estate taxes, insurance and certain other costs.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

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

The following table compares cash flows provided by operations to cash distributions declared:

	2006	2005	2004
Cash flows provided by operations	$296,165	201,857	63,520

Distributions declared	283,903	223,716	64,992

Excess deficiency	$12,262	(21,859)	(1,472)

In 2004, the deficiency was funded through advances from our sponsor.  In 2005, the deficiency was funded through payments received under master leases and cash provided by financing activities.

Statement of Cash Flows Comparison of Year Ended December 31, 2006 to December 31, 2005

Cash Flows From Operating Activities

Cash flows provided by operating activities were $296,165 and $201,857 for the years ended December 31, 2006 and 2005, respectively, which consists primarily of net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 308 properties (including the other joint venture properties) owned as of December 31, 2006, compared to 290 properties (including the other joint venture properties) owned as of December 31, 2005.

Cash Flows From Investing Activities

Cash flows used in investing activities were $523,058 and $3,942,227, respectively, for the years ended December 31, 2006 and 2005.  Cash flows used in investing activities were primarily used for the acquisition of 18 wholly-owned and consolidated joint venture properties for $569,608, and 177 wholly-owned and consolidated joint venture properties and one other joint venture property for $3,396,042 during the years ended December 31, 2006 and 2005, respectively.  In addition, during the years ended December 31, 2006 and 2005, we invested $133,603 and $408,809 in marketable securities and other investments and funded $71,899 and $195,232 on notes receivable.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $155,797 and $3,797,993, respectively, for the years ended December 31, 2006 and 2005.  We generated proceeds from the sale of shares, net of offering costs paid and shares repurchased, of $1,837,105 for the year ended December 31, 2005.  We paid $47,286 for share repurchases and offering costs in 2006.  We also generated $426,065 and $2,043,836 from the issuance of new mortgages secured by our investment properties. During the years ended December 31, 2006 and 2005, we also generated $39,335 and $81,498 through the purchase of securities on margin. During the year ended December 31, 2005, we generated $90,000 from funding on the line of credit, all of which was repaid in full by December 31. We paid $8,671 and $26,404 for loan fees and $129,745 and $98,015 in distributions, net of distributions reinvested, to our stockholders for the years ended December 31, 2006 and 2005, respectively.

Statement of Cash Flows Comparison of Year Ended December 31, 2005 to December 31, 2004

Cash Flows From Operating Activities

Cash flows provided by operating activities were $201,857 and $63,520 for the years ended December 31, 2005 and 2004, respectively, which is due primarily to net income from property operations. The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 290 properties (including the other joint venture properties) owned as of December 31, 2005, compared to 112 properties (including one other joint venture property) owned as of December 31, 2004.

Cash Flows From Investing Activities

Cash flows used in investing activities were $3,942,227 and $3,243,055, respectively, for the years ended December 31, 2005 and 2004.  Cash flows used in investing activities were primarily used for the acquisition of 177 wholly-owned and consolidated joint venture properties and one other joint venture property for $3,396,042, and 103 wholly-owned and consolidated joint venture properties and one other joint venture property for $3,201,247 during the years ended December 31, 2005 and 2004, respectively.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $3,797,993 and $3,356,378, respectively, for the years ended December 31, 2005 and 2004.  We generated proceeds from the sale of shares, net of offering costs paid and shares repurchased, of $1,837,105 and $1,745,161 for the years ended December 31, 2005 and 2004, respectively. We also generated $2,043,836 and $1,653,523 from the issuance of new mortgages secured by our investment properties. During the year ended December 31, 2005, we also generated $81,498 through the purchase of securities on margin. During the years ended December 31, 2005 and 2004, we generated $90,000 and $165,000 from funding on the line of credit, and $90,000 and $170,000 was paid off on the line of credit, respectively. We paid $26,404 and $16,613 for loan fees and $98,015 and $25,472 in distributions, net of distributions reinvested, to our stockholders for the years ended December 31, 2005 and 2004, respectively.  The sponsor advanced us amounts to pay a portion of the 2004 distributions until funds available for distribution were sufficient to cover distributions. We repaid $3,523, representing the full amount of that advance during the year ended December 31, 2005.

Effects of Transactions with Related and Certain Other Parties

During our offering periods, our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our business manager/advisor and its affiliates relating to our offerings. In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005.  No amounts remained unpaid as of December 31, 2006.  Pursuant to the terms of the offerings, the business manager/advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

Our business manager/advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to our administration and acquisition of properties. The costs of these services are included in general and administrative expenses to affiliates or capitalized as part of the property acquisitions.  For the years ended December 31, 2006, 2005 and 2004, we incurred $3,400, $4,528 and $1,543 of these costs, respectively.  Of these costs, $667 and $1,120 remained unpaid as of December 31, 2006 and 2005, respectively.

An affiliate of our business manager/advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon our assets invested at December 31, 2006 and 2005, the fee was equal to .75% per annum (paid monthly) of aggregate assets invested. We incurred fees totaling $1,961 and $536 for the years ended December 31, 2006 and 2005, respectively. $362 and $100 remained unpaid at December 31, 2006 and 2005, respectively. No such fees were incurred during the year ended December 31, 2004 as these services were not provided during that period.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $696, $534 and $141 for the years ended December 31, 2006, 2005 and 2004, respectively.  $24 and $42 remained unpaid as of December 31, 2006 and 2005, respectively.  None remained unpaid as of December 31, 2004.

We use the services of an affiliate of our business manager/advisor to facilitate the mortgage financing that we obtain on some of the properties purchased.  We pay the affiliate .2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2006 and 2005, we paid loan fees totaling $1,051 and $5,049 to this affiliate, respectively.  No amounts remained unpaid as of December 30, 2006 or 2005.

We may pay an annual advisor asset management fee of not more than 1% of the average invested assets to our business manager/advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. We compute the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $74,895, $54,933 and $14,971 were allowed for the years ended December 31, 2006, 2005 and 2004, respectively.  We accrued fees to our business manager/advisor totaling $39,500 and $20,925 for the years ended December 31, 2006 and 2005, respectively.  We neither paid nor accrued such fees for the year ended December 2004.  Fees of $9,000 and $3,000 remained unpaid as of December 31, 2006 and 2005, respectively.  Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time. For any year in which we qualify as a REIT, our business manager/advisor must reimburse us for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  Our business manager/advisor has not been required to reimburse us for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of our business manager/advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $29,800, $20,686 and $5,382 for the years ended December 31, 2006, 2005 and 2004, respectively.  None remained unpaid as of December 31, 2006 or 2005.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

We established a discount stock purchase policy for our affiliates and the business manager/advisor that enabled our affiliates to purchase shares of common stock at a discount during our offering periods at either $8.95 or $9.50 per share depending on when the shares were purchased. We sold 277 and 605 shares of common stock to affiliates and recognized an expense related to these discounts of $219 and $427 for the years ended December 31, 2005 and 2004, respectively.  As our shares are no longer being offered under this program, no such expense was incurred during the year ended December 31, 2006.

As of December 31, 2005 and 2004, we were due funds from affiliates for costs paid by us on their behalf in the amount of $3,493 and $654, respectively.  No amounts were due from affiliates as of December 31, 2006.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc., or MB REIT, an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc., or "Inland American" to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006.  The series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly. We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that we were not the primary beneficiary. Due to our lack of influence over the operating and financial policies of the investee, this investment is accounted for under the cost method in which investments are recorded at their original cost. As of December 31, 2005, we had invested $224,003 in these shares. An additional $40,000 was invested during 2006 and the total of $264,003 was redeemed during the fourth quarter of 2006.  We earned $16,489 and $2,108 in dividend income related to this investment during the years ended December 31, 2006 and 2005, respectively.  The full $2,108 remained unpaid as of December 31, 2005.  None of the dividend remained unpaid as of December 31, 2006.

We entered into an arrangement with Inland American whereby we were paid to guarantee customary non-recourse carve out provisions of Inland American's financings until such time as Inland American reached a net worth of $300,000.  We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year. The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $149 for the year ended December 31, 2006, all of which had been received as of that date.  No such fees were earned during the years ended December 31, 2005 or 2004.  We were released from all our obligations under this arrangement during 2006.

In October 2005, an affiliate of ours acquired a freestanding office building leased to the General Services Administration (GSA) for the U.S. Joint Force Command.  We provided the initial financing of approximately $24,300 for the affiliate to acquire the property.  The loan was repaid in full including accrued interest on December 6, 2005.

During 2004, our sponsor advanced funds to us for a portion of distributions paid to our stockholders until funds available for distributions were sufficient to cover the distributions.  Our sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying consolidated financial statements. As of December 31, 2004, we owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during 2005 and no funds were due to our sponsor as of December 31, 2005. No funds were advanced during 2005 or 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2006.

Contractual Obligations	Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years

Long-Term Debt (1)
Fixed rate	$1,167,049	189,280	354,997	168,092	454,680
Variable rate	32,646	18,402	14,244	-	-

Operating lease obligations (2)	575,192	5,387	11,086	11,506	547,213

Purchase obligations (3)	$210,013	128,993	79,620	1,400	-

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

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation. Based on pro forma leasing rates, we may pay as much as $210,013 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $161,654. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2006 was $129,905.  Therefore, we may be required to fund up to an additional $31,749 on these loans.

As of December 31, 2006, we had eight irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2006 is $31,623.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $6,904 as of December 31, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 90 days on approximately $642,849 in principal of which $575,823 has been allocated as of December 31, 2006.

We are currently considering acquiring 19 properties for an estimated aggregate purchase price of $695,453.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Critical Accounting Policies and Estimates

General

The following disclosure pertains to critical accounting policies and estimates we believe are most "critical" to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America (GAAP).  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, we perform an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon our judgment, no impairment has been warranted in any year of our operation.

Cost Capitalization and Depreciation Policies

Our policy is to review all expenses paid and capitalize any items exceeding $5 which are deemed to be an upgrade or a tenant improvement.  These costs are capitalized and are included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and associated improvements, and 15 years for site improvements and most other capital improvements. Acquired in-place lease costs, customer relationship value, other leasing costs, and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.

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

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.

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

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of FIN 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised and that our variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then we will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  We have determined that the EITF does not have a material effect on our consolidated financial statements, but will continue to evaluate new investments under this guidance.  Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity. However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity even if we have greater than a 50% ownership interest.

Allowance for Doubtful Accounts

 We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  We also maintain an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published SAB No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements. The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements. Through SAB 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB 108 became effective for us for the year ended December 31, 2006.

In adopting SAB 108, we changed our methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach. In doing so, we identified two misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below. These misstatements were corrected upon adoption of SAB 108 through a cumulative effect adjustment to stockholders’ equity as of January 1, 2006.

Recording of Below Market Lease Intangibles

We discovered that we had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of our operations. We determined that the market rates used in the original below market analyses for certain acquisitions were inappropriate and required adjustments based upon comparable leases and further analyses by our property managers. These errors resulted in an overstatement of our 2004 and 2005 net income by an aggregate amount of $3,637.

Recognition of Ancillary Taxes

We had previously accounted for our ancillary taxes in the period of payment due to the immaterial nature of these taxes, which were expected to not give rise to significant out-of-period adjustments. However, in reviewing the tax amounts paid and recorded in the 1st and 2nd quarters of 2006, it was determined that there was an overstatement of tax expense in 2006 for payments relating to 2005 taxes. These errors resulted in our overstating our 2005 net income by $1,056.

Cumulative Effect of Adopting SAB 108

As a result of applying the guidance in SAB 108 during the year ended December 31, 2006, we recorded a reduction of $4,693 to stockholders’ equity (accumulated distributions in excess of net income) in our opening balance sheet to correct the effect of the errors associated with the recording of below market lease intangibles and recognition of ancillary taxes, described above.

Impact of Recent Accounting Principles

In April 2006, the FASB issued FASB Staff Position, or FSP, 46R-6: Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R).  This FSP addresses certain implementation issues related to FIN 46(R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise would determine the variability to be considered in applying FIN 46(R).  The variability that is considered in applying FIN 46(R) affects the determination of (a) whether an entity is a variable interest entity, or VIE, (b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE.  That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary.  We are required to apply the guidance in this FSP prospectively to all entities (including newly created entities) with which we first become involved and to all entities previously required to be analyzed under FIN 46(R) when a "reconsideration event" has occurred, beginning July 1, 2006.  We will evaluate the impact of this FSP at the time any such "reconsideration event" occurs, and for any new entities with which we become involved in future periods.

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net

Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensuses in this issue should be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  We primarily account for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in our consolidated statement of operations.

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006.  We have evaluated our tax positions and determined that the adoption of FIN 48 will not have a material impact on our consolidated financial statements.

Subsequent Events

During the period from January 1 to February 23, 2007, the Company:

•

Issued 2,563 shares of common stock through the DRP and repurchased 593 shares of common stock through the SRP resulting in a total of 448,366 shares of common stock outstanding at February 19, 2007;

•

Paid distributions of $47,864 to our stockholders;

•

Invested $4,132 in a new development joint venture;

•

Funded earnouts of $18,208 on eight of our existing properties;

•

Funded a total of $3,799 on construction loans receivable; and

•

Obtained new mortgage financing on one property in the amount of $8,018.

The Board of Directors has approved a modification to the SRP as follows:

•

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one yar; and

•

Effective October 1, 2007, the repurchase price for all share will be $10.00 per share for any requesting stockholder that has beneficially owned shares for at least one year.

On January 12, 2007, we redeemed our joint venture partners' interest in two of our consoldiated joint venture  properties.  On that date, we disbursed $38,467 for this redemption which represented the partners' invested capital and unpaid preferred returns.

On February 6, 2007, we refinanced $232,486 of variable rate mortgage debt maturing in 2007 at fixed rates ranging from 5.35% to 5.48%.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2006, we owned 127 single-user net lease properties.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $6,904 as of December 31, 2006 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 90 days on approximately $642,849 in principal of which $575,823 has been allocated as of December 31, 2006.

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

The carrying amount of our debt and other financing is approximately $112,014 higher than its fair value as of December 31, 2006.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2007 (1)	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	59,619	59,206	961,660	1,336,535	421,566	1,105,529
Variable rate debt	232,486	-	136,622	-	-	-
Weighted average interest rate on debt:
Fixed rate debt	4.53%	4.75%	4.71%	4.73%	4.89%	5.02%
Variable rate debt	6.08%	-	6.57%	-	-	-

(1)  Refer to subsequent events disclosure for discussion of refinancing of variable rate debt maturing in 2007.

We had $369,108 of variable rate debt with an average interest rate of 6.26% as of December 31, 2006.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2006, interest expense increases by approximately $3,691 on an annual basis.

The table incorporates only those interest rate exposures that exist as of December 31, 2006.  It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules II and III.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 pursuant to Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Inland Western Retail Real Estate Trust, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Inland Western Retail Real Estate Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006 and related financial statement schedules, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements and related financial statement schedules.

KPMG LLP

Chicago, Illinois

March 1, 2007

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets

	December 31,	December 31,
	2006	2005
Investment properties:
Land	$1,468,549	$1,327,636
Building and other improvements	5,734,222	5,319,922
Construction in progress	55,695	1,396

	7,258,466	6,648,954
Less accumulated depreciation	(385,322)	(183,643)

Net investment properties	6,873,144	6,465,311

Cash and cash equivalents (including cash held by management company of $16,418 and $20,806 as of December 31, 2006 and 2005, respectively)	227,751	298,847
Restricted cash and escrows (Note 2)	42,755	68,591
Investment in marketable securities (Note 4)	281,262	184,690
Investment in unconsolidated joint ventures (Note 10)	83,645	80,138
Other investments (Note 3)	-	224,003
Accounts and rents receivable (net of allowance of $4,323 and $2,468 as of December 31, 2006 and 2005, respectively)	117,193	78,362
Due from affiliates (Note 3)	-	5,601
Notes receivable (Note 7)	129,905	100,687
Acquired in-place lease intangibles and customer relationship value (net of accumulated amortization of $99,852 and $48,571 as of December 31, 2006 and 2005, respectively)	456,117	467,763
Acquired above market lease intangibles (net of accumulated amortization of $17,603 and $10,090 as of December 31, 2005 and 2005, respectively)	51,688	55,633
Loan fees, leasing fees and loan fee deposits (net of accumulated amortization of $12,049 and $4,664 as of December 31, 2006 and 2005, respectively)	44,625	42,197
Other assets	20,189	14,110

Total assets	$8,328,274	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Balance Sheets
(continued)
(In thousands, except per share amounts)

Liabilities and Stockholders’ Equity

	December 31,	December 31,
	2006	2005
Liabilities:
Mortgages and notes payable (Note 8)	$4,313,223	$3,941,011
Accounts payable	9,116	5,617
Accrued interest payable	16,648	13,961
Accrued real estate taxes	22,172	15,731
Distributions payable	23,901	23,767
Security deposits	6,698	5,919
Prepaid rental and recovery income	21,434	7,417
Other financings (Note 1)	89,435	81,996
Acquired below market lease intangibles (net of accumulated amortization of $21,645 and $17,080 as of December 31, 2006 and 2005, respectively)	138,953	147,819
Restricted cash liability (Note 2)	15,405	43,306
Due to affiliates (Note 3)	10,102	4,397
Other liabilities	17,848	13,349

Total liabilities	4,684,935	4,304,290

Minority interests	134,775	123,964

Stockholders' equity:
Preferred stock, $.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $.001 par value, 640,000 shares authorized, 446,396 and 435,427 shares issued and outstanding as of December 31, 2006 and 2005, respectively	446	435
Additional paid in capital (net of offering costs of $456,928 and $457,007 as of December 31, 2006 and 2005, respectively)	3,996,598	3,891,624
Accumulated distributions in excess of net income	(489,870)	(233,217)
Accumulated other comprehensive income (loss)	1,390	(1,163)

Total stockholders' equity	3,508,564	3,657,679

Commitments and contingencies (Note 13)

Total liabilities and stockholders' equity	$8,328,274	$8,085,933

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Operations and Other Comprehensive Income

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Revenues:
Rental income	$572,868	$416,787	$106,425
Tenant recovery income	125,437	93,420	23,155
Other property income	11,798	7,848	995

Total revenues	710,103	518,055	130,575

Expenses:
Property operating expenses to affiliates	29,800	20,686	5,382
Property operating expenses to non- affiliates	90,412	62,495	14,064
Real estate taxes	79,894	54,273	13,076
Depreciation and amortization	259,884	189,631	46,105
General and administrative expenses to affiliates	5,196	3,732	1,848
General and administrative expenses to non- affiliates	9,779	7,081	3,008
Advisor asset management fee	39,500	20,925	-

Total expenses	514,465	358,823	83,483

Operating income	$195,638	$159,232	$47,092

Dividend income	37,501	7,561	-
Interest income	23,127	20,466	3,491
Other income	111	118	20
Interest expense	(223,098)	(141,039)	(35,043)
Realized gain (loss) on securities	416	1	(3,667)
Minority interests	1,975	1,350	397
Equity in losses of unconsolidated entities	(3,727)	(2,440)	(589)

Net income	$31,943	$45,249	$11,701

Other comprehensive income:
Unrealized gain (loss) on investment securities	2,553	(1,404)	241

Comprehensive income	$34,496	$43,845	$11,942

Net income per common share, basic and diluted	$.07	$.13	$.12

Weighted average number of common shares outstanding, basic and diluted	441,816	350,644	98,563

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at January 1, 2004	18,737	$19	$165,169	$(1,459)	$-	$163,729

Net income	-	-	-	11,701	-	11,701
Unrealized gain on investment securities	-	-	-	-	241	241
Distributions declared ($.66 per weighted number of common shares outstanding)	-	-	-	(64,992)	-	(64,992)
Proceeds from offering	195,671	195	1,955,517	-	-	1,955,712
Offering costs	-	-	(211,869)	-	-	(211,869)
Distribution reinvestment program	3,060	3	29,067	-	-	29,070
Shares repurchased	(10)	-	(193)	-	-	(193)
Shares obligated to be repurchased as of December 31, 2004	-	-	(472)	-	-	(472)
Contribution from sponsor advances	-	-	2,369	-	-	2,369
Issuance of stock options and discounts on shares issued to affiliates	-	-	430	-	-	430

Balance at December 31, 2004	217,458	$217	$1,940,018	$(54,750)	$241	$1,885,726

Net income	-	-	-	45,249	-	45,249
Unrealized loss on investment securities	-	-	-	-	(1,404)	(1,404)
Distributions declared ($.64 per weighted number of common shares outstanding)	-	-	-	(223,716)	-	(223,716)
Proceeds from offering	207,594	208	2,076,888	-	-	2,077,096
Offering costs	-	-	(222,993)	-	-	(222,993)
Distribution reinvestment program	11,928	12	113,300	-	-	113,312
Shares repurchased	(1,553)	(2)	(14,293)	-	-	(14,295)
Shares obligated to be repurchased as of December 31, 2005	-	-	(1,580)	-	-	(1,580)
Issuance of stock options and discounts on shares issued to affiliates	-	-	284	-	-	284

Balance at December 31, 2005	435,427	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Stockholders' Equity
(continued)

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	Number of Shares	Common Stock	Additional Paid-in Capital	Accumulated Distributions in excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2005	435,427	$435	$3,891,624	$(233,217)	$(1,163)	$3,657,679
Cumulative effect of adopting SAB 108 (Note 2)	-	-	-	(4,693)	-	(4,693)
Net income	-	-	-	31,943	-	31,943
Unrealized gain on investment securities	-	-	-	-	2,553	2,553
Distributions declared (.64 per weighted number of common shares outstanding)	-	-	-	(283,903)	-	(283,903)
Offering costs	-	-	79	-	-	79
Distribution reinvestment program	16,010	16	154,008	-	-	154,024
Shares repurchased	(5,041)	(5)	(47,183)	-	-	(47,188)
Shares obligated to be repurchased as of December 31, 2006	-	-	(1,932)	-	-	(1,932)
Issuance of stock options	-	-	2	-	-	2

Balance at December 31, 2006	446,396	$446	$3,996,598	$(489,870)	$1,390	$3,508,564

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

	2006	2005	2004
Cash flows from operations:
Net income	$31.943	$45,249	$11,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	202.564	147,353	36,149
Amortization	57,320	42,278	9,956
Amortization of loan fees	7,469	4,222	1,868
Amortization of acquired above market leases	8,621	7,219	3,119
Amortization of acquired below market leases	(11,278)	(12,714)	(4,703)
Straight line rental income	(18,072)	(16,103)	(3,886)
Straight line ground lease expense	3,923	3,140	919
Minority interests	(1,975)	(1,350)	(398)
Loss from investments in unconsolidated entities	3,727	2,440	589
Issuance of stock options and discount on shares issued to affiliates	2	284	430
Realized (gain) loss on sale of investment securities	(416)	(1)	3,667
Write-off of bad debt	1,020	451	-
Adjustments for cumulative effect of adopting SAB 108	(1,056)	-	-
Changes in assets and liabilities:
Accounts and rents receivable net of change in allowance of $1,855 and $2,122 for December 31, 2006 and 2005, respectively	(21,779)	(42,748)	(14,928)
Due from affiliates	5,601	(5,601)	-
Other assets	(8,048)	(6,307)	(3,276)
Accounts payable	3,499	3,925	1,542
Accrued interest payable	2,687	9,655	4,306
Accrued real estate taxes	6,640	11,768	3,674
Security deposits	779	2,249	3,571
Prepaid rental and recovery income	14,017	4,001	3,239
Other liabilities	3,095	(816)	7,526
Due to affiliates	5,882	3,263	(1,545)

Net cash flows provided by operating activities	296,165	201,857	63,520

Cash flows from investing activities:
Purchase of marketable securities	(93,603)	(184,806)	(4,713)
Purchase of other investments	(40,000)	(224,003)	-
Proceeds from redemption of other investments	264,003	-	-
Restricted escrows	(2,065)	(8,180)	(17,105)
Purchase of investment properties	(531,314)	(3,178,738)	(3,002,437)
Acquired in-place lease intangibles and customer relationship value	(45,344)	(269,773)	(241,286)
Acquired above market leases	(4,676)	(22,078)	(42,303)
Acquired below market leases	11,726	74,547	84,779
Investment in development projects	(57,432)	(1,396)	(85)
Contributions from minority interests	25,778	68,409	95,568
Distributions to minority interests	(12,992)	(30,387)	(5,251)
Investment in unconsolidated joint ventures	(7,234)	(9,562)	(76,232)
Payments received under master leases	7,659	6,805	3,025
Payment of leasing fees	(1,556)	(695)	(761)
Other assets	1,969	1,136	(4,482)
Funding of notes receivable	(71,899)	(195,232)	(31,772)
Payoff of notes receivable	33,922	31,726	-

Net cash flows used in investing activities	(523,058)	(3,942,227)	(3,243,055)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

(A Maryland Corporation)

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2006, 2005 and 2004

(In thousands, except per share amounts)

(continued)

	2006	2005	2004
Cash flows from financing activities:
Proceeds from offerings	-	2,077,096	1,955,712
Shares repurchased	(47,188)	(14,295)	(193)
Payment of offering costs	(98)	(225,696)	(210,358)
Proceeds from margin securities debt	39,335	81,498	-
Payoff of margin securities debt	(120,755)	-	-
Proceeds from mortgage debt and notes payable	426,065	2,043,836	1,653,523
Principal payments on mortgage debt and notes payable	(2,298)	(1,416)	(175)
Lump-sum payoffs of mortgage debt and notes payable	(848)	(35,742)	-
Proceeds from unsecured line of credit	-	90,000	165,000
Payoff of unsecured line of credit	-	(90,000)	(170,000)
Payment of loan fees and deposits	(8,671)	(26,404)	(16,613)
Distributions paid, net of distribution reinvestments	(129,745)	(98,015)	(25,472)
Due from affiliates	-	654	2,585
Repayment of sponsor advances	-	(3,523)	-
Contribution from sponsor advances	-	-	2,369

Net cash flows provided by financing activities	155,797	3,797,993	3,356,378

Net (decrease) increase in cash and cash equivalents	(71,096)	57,623	176,843
Cash and cash equivalents, at beginning of period	298,847	241,224	64,381
Cash and cash equivalents, at end of period	$227,751	$298,847	$241,224

Supplemental disclosure of cash flow information, including non-cash activities:
Cash paid for interest, net of interest capitalized of $881, $9 and $85 for the years ended December 31, 2006, 2005 and 2004, respectively	$213,823	$127,171	$28,869

Consolidation of previously unconsolidated entities	$-	$2,245	$-
Consolidation of previously unconsolidated entities - minority interest	-	(2,245)	-

Restricted cash	$27,901	$22,617	$(65,923)
Restricted cash liability	(27,901)	(22,617)	65,923

Share repurchase program	$(1,932)	$(1,580)	$(472)
Share repurchase program liability	1,932	1,580	472

Purchase of investment properties	$(576,761)	$(3,424,746)	$(3,113,038)
Assumption of mortgage debt	30,766	69,721	100,139
Other financings	7,439	81,996	-
Non-cash purchase price adjustments	(4,650)	(300)	2,389
Construction in progress placed in service	3,133	-	-
Write-off of acquisition reserve	-	-	521
Conversion of mortgage receivable to investment property	8,759	94,591	7,552
	$(531,314)	$(3,178,738)	$(3,002,437)

Distributions payable	$23,901	$23,767	$11,378

Distributions reinvested	$154,024	$113,312	$29,070

Accrued offering costs payable	$-	$177	$2,880

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
 (In thousands, except per share amounts)

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of December 31, 2006, the Company had issued 31,017 shares through its distribution reinvestment program ("DRP") at $9.50 per share for $296,587 and had repurchased a total of 6,604 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $9.75 per share for an aggregate cost of $61,675.  As a result, the Company had total shares outstanding of 446,396 and had realized total net offering proceeds, before offering costs of $4,454,804 as of December 31, 2006.

The Company is qualified and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxed on its net income at regular corporate rates. The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.

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

Certain reclassifications have been made to the 2005 and 2004 financial statements to conform to the 2006 presentation.

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
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own eighteen of the properties in its portfolio.  The Company has also made investments in four development joint ventures.  All of these entities are considered variable interest entities as defined in FIN 46(R) and, in all, except for one development joint venture, the Company is considered the primary beneficiary. Therefore, these entities, except for one development joint venture, are consolidated by the Company. Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included within other financings in the accompanying consolidated financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.

The Company is the controlling member in various consolidated entities having a minority interest book value of $115,691 at December 31, 2006. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of its assets warrant a distribution based on the agreements.  In accordance with the disclosure provisions of FAS 150, the Company estimates the value of minority interest distributions would approximate their book value had the entities been liquidated as of December 31, 2006.  The amount of any actual distributions to minority interest holders in the partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales.  If the entities' underlying assets are worth less than the underlying liabilities, the Company no obligation to remit any consideration to the minority interest holders in partially owned properties.

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
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

The Company has entered into an agreement with a LLC formed as an insurance association captive (“Captive”), which is wholly owned by the Company and three other affiliated entities: Inland Real Estate Corporation, Inland Retail Real Estate Trust, Inc. and Inland American Real Estate Trust, Inc. and serviced by another affiliate, Inland Risk and Insurance Management Services Inc. The Company entered into the agreement to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program. The Captive was capitalized with $750 in cash, of which the Company's initial contribution was $188. Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its individualized loss experiences. The Captive insures a portion of the members’ property and general liability losses. These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer. It has been determined that under FIN 46 (R), the Captive is a variable interest entity and the Company is the primary beneficiary. Therefore, the Captive has been consolidated by the Company. The other members’ interests are reflected as minority interest in the accompanying consolidated financial statements.

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

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily establishes its determination.

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

Staff Accounting Bulletin ("SAB") No. 101: Revenue Recognition in Financial Statements, provides that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental revenue in accordance with SAB 101.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.

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

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $56,730, $41,877 and $9,924 for the years ended December 31, 2006, 2005 and 2004, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $260 and $249 for the years ended December 31, 2006 and 2005.  No amortization expense was incurred related to customer relationship value for the year ended December 31, 2004.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals. Amortization pertaining to the above market lease costs of $8,621, $7,219 and $3,119 was applied as a reduction to rental income for the years ended December 31, 2006, 2005 and 2004, respectively. Amortization pertaining to the below market lease costs of $11.278, $12,714 and $4,703 was applied as an increase to rental income for the years ended December 31, 2006, 2005 and 2004, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, customer relationship value, acquired above market lease costs and acquired below market lease costs for properties owned at December 31, 2006.

Amortization of:	2007	2008	2009	2010	2011	Thereafter

Acquired above market lease costs	$(7,338)	(7,042)	(6,477)	(5,956)	(5,240)	(19,635)

Acquired below market lease costs	9,834	8,595	7,684	6,571	5,528	100,741

Net rental income increase	$2,496	1,553	1,207	615	288	81,106

Acquired in-place lease intangibles	$53,712	53,436	52,092	49,185	48,163	197,444

Customer relationship value	$260	260	260	260	260	785

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

In accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards ("SFAS") No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted for the years ended December 31, 2006, 2005 or 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

In accordance with FIN No. 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company's judgment, asset retirement obligations did not have a significant impact on the accompanying consolidated financial statements.

Development Projects:  We capitalize costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements. Development payables of $2,619 at December 31, 2006 consist of costs incurred and not yet paid pertaining to the development projects and are included within accounts payable on the accompanying consolidated financial statements.

Partially-Owned Entities:   If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised and that its variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then it will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. generally accepted accounting principles.  The Company has determined that the EITF does not have a material effect on its consolidated financial statements, but will continue to evaluate new investments under this guidance.  Finally, the Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity. However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity even if it has greater than a 50% ownership interest.

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no notes receivable were impaired as of December 31, 2006 or 2005.

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

Fair Value of Debt: The carrying amount of the Company's debt and other financings is approximately $112,014 higher than its fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published SAB No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. The interpretations in SAB 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements. The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements. Through SAB 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB 108 became effective for the Company for the year ended December 31, 2006.

In adopting SAB 108, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach. In doing so, the Company identified three misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below. These misstatements were corrected upon adoption of SAB 108 through a cumulative effect adjustment to stockholders’ equity as of January 1, 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(In thousands, except per share amounts)

Recording of Below Market Lease Intangibles

The Company discovered that it had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of its operations. The Company determined that the market rates used in the original below market analyses for certain acquisitions were inappropriate and required adjustments based upon comparable leases and analyses by its property managers. These errors resulted in the Company overstating its 2004 and 2005 net income by an aggregate amount of $3,637.

Recognition of Ancillary Taxes

The Company had previously accounted for its ancillary taxes in the period of payment due to the immaterial nature of these taxes, which were expected to not give rise to significant out-of-period adjustments. However, in reviewing the tax amounts paid and recorded in the 1st and 2nd quarters of 2006, it was determined that there was an overstatement of tax expense in 2006 for payments relating to 2005 taxes. These errors resulted in an overstatement of 2005 net income by $1,056.

Cumulative Effect of Adopting SAB 108

As a result of applying the guidance in SAB 108 during the year ended December 31, 2006, the Company recorded a reduction of $4,693 to stockholders’ equity (accumulated distributions in excess of net income) in its opening balance sheet to correct the effect of the errors associated with the recording of below market lease intangibles and recognition of ancillary taxes, described above.

New Accounting Pronouncements

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

In June 2006, the FASB ratified the EITF's consensus on Issue No. 06-3: How Taxes Collected from Customers and Remitted to Governmental Authorities should be Presented in the Income Statement (That is, Gross versus Net Presentation).  Specifically, EITF No. 06-3 addresses any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and some excise taxes.  An accounting policy decision determines if the presentation should be on a gross or a net basis in the income statement.  The consensus in this issue is to be applied to financial reports for interim and annual reporting periods beginning after December 15, 2006.  The Company primarily accounts for the sales taxes and other taxes subject to the consensus in EITF No. 06-3 on the gross basis in its consolidated statement of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(In thousands, except per share amounts)

Also in June 2006, the FASB issued Interpretation No. 48: Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109. This Interpretation defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has evaluated its tax positions and determined that the adoption of FIN 48 will not have a material impact on its consolidated financial statements.

 (3)  Transactions with Affiliates

During the offering periods, the Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the Company's offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from the Company in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005 and is included in due to affiliates on the accompanying consolidated balance sheets.  No amounts remained unpaid as of December 31, 2006.  Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. The costs of these services are included in general and administrative expenses to affiliates or capitalized as part of the property acquisitions.  For the years ended December 31, 2006, 2005 and 2004, the Company incurred $3,400, $4,528 and $1,543 of these costs, respectively.  Of these costs, $667 and $1,120 remained unpaid as of December 31, 2006 and 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at December 31, 2006 and 2005, the fee was equal to .75% per annum (paid monthly) of aggregate assets invested. The Company incurred fees totaling $1,961 and $536 for the years ended December 31, 2006 and 2005, respectively. Such fees are included in general and administrative expenses to affiliates. $362 and $100 remained unpaid at December 31, 2006 and 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets. No such fees were incurred during the year ended December 31, 2004 as these services were not provided during that period.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee. Such costs are included in general and administrative expenses to affiliates. Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $696, $534 and $141 for the years ended December 31, 2006, 2005 and 2004, respectively.  $24 and $42 remained unpaid as of December 31, 2006 and 2005, respectively, and are included in due to affiliates on the accompanying consolidated balance sheets.  None remained unpaid as of December 31, 2004.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

(In thousands, except per share amounts)

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased. The Company pays the affiliate .2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2006 and 2005, the Company paid loan fees totaling $1,051 and $5,049 to this affiliate, respectively.  No amounts remained unpaid as of December 30, 2006 or 2005.

The Company may pay an annual advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves. The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $74,895, $54,933 and $14,971 were allowed for the years ended December 31, 2006, 2005 and 2004, respectively.  The Company accrued fees to its Business Manager/Advisor totaling $39,500 and $20,925 for the years ended December 31, 2006 and 2005, respectively.  The Company neither paid nor accrued such fees for the year ended December 2004.  $9,000 and $3,000 remained unpaid as of December 31, 2006 and 2005, respectively, and are included in due to affiliates on the consolidated balance sheets. The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time. For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to stockholders for that year and a 6% minimum annual return on the net investment of stockholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $29,800, $20,686 and $5,382 for the years ended December 31, 2006, 2005 and 2004, respectively.  None remained unpaid as of December 31, 2006 or 2005.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

The Company established a discount stock purchase policy for affiliates of the Company and the Business Manager/Advisor that enabled the affiliates to purchase shares of common stock during the Company's offering periods at a discount at either $8.95 or $9.50 per share depending on when the shares were purchased. The Company sold 277 and 605 shares of common stock to affiliates and recognized an expense related to these discounts of $219 and $427 for the years ended December 31, 2005 and 2004, respectively.  As the Company's shares are no longer being offered under this program, no such expense was incurred during the year ended December 31, 2006.

As of December 31, 2005 and 2004, the Company was due funds from affiliates for costs paid by the Company on their behalf in the amount of $3,493 and $654, respectively.  No amounts were due from affiliates as of December 31, 2006.

In 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT"), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. ("Inland American") to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to the Company with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006 and did so during the fourth quarter of 2006.  The series C preferred shares, while outstanding, entitled the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary. Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment was accounted for under the cost method in which investments are recorded at their original cost. The investment is included in other investments on the accompanying consolidated balance sheets. As of December 31, 2005, the Company had invested $224,003 in these shares.  An additional $40,000 was invested during 2006 and the total of $264,003 was redeemed during the fourth quarter of 2006.  The Company earned $16,489 and $2,108 in dividend income related to this investment during the years ended December 31, 2006 and 2005, respectively, which is included in dividend income on the accompanying consolidated statements of operations.  The full $2,108 for 2005 remained unpaid as of December 31, 2005 and is included in due from affiliates on the accompanying consolidated balance sheet.  None of the dividend remained unpaid as of December 31, 2006.

The Company entered into an arrangement with Inland American whereby the Company was paid to guarantee customary non-recourse carve out provisions of Inland American's financings until such time as Inland American reached a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year. The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $149 for the year ended December 31, 2006, all of which had been received as of that date.  No such fees were earned during the years ended December 31, 2005 or 2004.  The Company was released from all obligations under this arrangement during 2006.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

In October 2005, an affiliate of the Company acquired a freestanding office building leased to the General Services Administration (GSA) for the U.S. Joint Force Command.  The Company provided the initial financing of approximately $24,300 for the affiliate to acquire the property.  The loan was repaid in full including accrued interest on December 6, 2005.

During 2004, the Company's sponsor advanced funds to the Company for a portion of distributions paid to the Company's stockholders until funds available for distributions were sufficient to cover the distributions.  The Company's sponsor forgave $2,369 of these amounts during the second quarter of 2004 and these funds were no longer due and were recorded as a contribution to capital in the accompanying consolidated financial statements. As of December 31, 2004, the Company owed funds to the sponsor in the amount of $3,523 for repayment of the funds advanced for payment of distributions. These funds were repaid in their entirety during 2005 and no funds were due to the Company's sponsor as of December 31, 2005. No funds were advanced during 2005 or 2006.

(4)  Marketable Securities

Investment in marketable securities of $281,262 and $184,690 at December 31, 2006 and 2005, respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized. Of the investment securities held on December 31, 2006 and 2005, the Company had accumulated other comprehensive gains of $1,390 and losses of $1,163, respectively.  Net unrealized gains (losses) were equal to $2,553, $(1,404) and $241 for the years ended December 31, 2006, 2005 and 2004, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis. During the years ended December 31, 2006, 2005 and 2004, we realized gains (losses) of $416, $1 and $(3,667) on the sales of securities.  Dividend income is recognized when earned. During the years ended December 31, 2006 and 2005, dividend income of $21,012 and $5,453, respectively, was earned on marketable securities and is included within dividend income on the accompanying consolidated statements of operations.  No dividend income was earned during 2004.  $2,235 and $911 of dividend income remained unpaid as of December 30, 2006 and 2005, respectively, and is included in other assets on the accompanying consolidated balance sheets.

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006 were as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Preferred Stock	$60,155	$852	$22,975	$1,654	$83,130	$2,506
Common Stock	7,145	1,518	570	151	7,715	1,669
Bonds	1,175	178	-	-	1,175	178

Available for Sale	$68,475	$2,548	$23,545	$1,805	$92,020	$4,353

The table includes 44 security positions which were at an unrealized loss position at December 31, 2006.

 INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

The Company purchased a portion of its securities through a margin account. As of December 31, 2006 and 2005, the Company had recorded a payable of $78 and $81,498, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2006, these rates were equal to a range between 5.57% and 5.82%.  Interest expense on this debt in the amount of $6,078 and $1,143 was recognized within interest expense on the accompanying consolidated statements of operations for the years ended December 31, 2006 and 2005, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities at December 31, 2006 and 2005 serves as collateral for this debt.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholder’s meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of December 31, 2006 and 2005, there had been a total of 23 and 20 options issued, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. $2, $2 and $3 of expense related to stock options was recorded during the years ended December 31, 2006, 2005 and 2004, respectively.

 (6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $17,488, $9,829 and $3,025 as of December 31, 2006, 2005 and 2004, respectively.

Operating Leases

The majority of the revenues from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income in the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)
(In thousands, except per share amounts)

In certain municipalities, the company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes are reimbursed by the tenant to the Company.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within other property income on the consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $2,661, $2,087 and $228 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2007	$559,627
2008	545,306
2009	516,864
2010	486,833
2011	455,205
Thereafter	2,793,675
Total	$5,357,510

The remaining lease terms range from one year to 25 years.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105. For the years ended December 31, 2006, 2005 and 2004, ground lease rent expense was $9,085, $7,679 and $2,187, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2007	$5,387
2008	5,430
2009	5,656
2010	5,664
2011	5,842
Thereafter	547,213
Total	$575,192

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

The following table summarizes the Company's notes receivable at December 31, 2006 and 2005:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment

December 31, 2006

Mortgage Notes Receivable	$6,995	1	6.75%	10/07	First Mortgage	$7,324
Construction Loans Receivable	105,410	3	7.00%, 7.48% and 8.50%	05/07, 10/07 and 05/08	First Mortgage	136,830
Other Installment Notes	17,500	2	5.00% and 10.00%	12/07 and 02/48	N/A	17,500

	$129,905					$161,654

December 31, 2005

Mortgage Notes Receivable	$15,531	2	6.00% and 7.41%	10/06 and 07/20	First Mortgage	$20,549
Construction Loans Receivable	67,656	2	7.48% and 8.50%	05/07 and 10/07	First Mortgage	129,150
Other Installment Notes	17,500	2	5.00% and 10.00%	12/07 and 02/48	N/A	17,500

	$100,687					$167,199

(8) Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of December 31, 2006 were $4,312,463 and had a weighted average interest rate of 4.94%. Of this amount, $3,943,433 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.82% at December 31, 2006. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.86%. The remaining $369,030 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.26% at December 31, 2006. Properties with a net carrying value of $6,633,886 at December 31, 2006 and related tenant leases are pledged as collateral. As of December 31, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

Mortgage loans outstanding as of December 31, 2005 were $3,858,078 and had a weighted average interest rate of 4.83%. Of this amount, $3,500,472 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.80% at December 31, 2005. Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.71%. The remaining $357,606 of mortgage debt represented variable rate loans with a weighted average interest rate of 5.21% at December 31, 2005. Properties with a net carrying value of $6,083,781 at December 31, 2005 and related tenant leases are pledged as collateral. As of December 31, 2005, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis. The Company guarantees a percentage of the construction loans on three of its development joint ventures. These guarantees earn a fee of approximately 1% of the loan amount and are released upon certain pre-leasing requirements.

At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

Margin Payable

The Company purchased a portion of its securities through a margin account. As of December 31, 2006 and 2005, the Company had recorded a payable of $78 and $81,498, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2006, these rates were equal to a range between 5.57% and 5.82%. This debt is due upon demand.  The value of the Company's marketable securities serves as collateral for this debt.

Debt Maturity

The following table shows mortgage debt and notes payable maturities during the next five years:

	2007 (1)	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	59,619	59,206	961,660	1,336,535	421,566	1,105,529
Variable rate debt	232,486	-	136,622	-	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	4.53%	4.75%	4.71%	4.73%	4.89%	5.02%
Variable rate debt	6.08%	-	6.57%	-	-	-

(1)  Refer to subsequent events disclosure in Note 15 for discussion of refinancing of variable rate debt maturing in 2007.

The maturity table excludes other financing obligations as described in Note 1.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

(9)  Line of Credit

The Company terminated its unsecured line of credit facility in December 2006. The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000. During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until permanent debt was placed on the property. The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio. The Company was also required to pay, on a quarterly basis, an amount ranging from .15% to .25% per annum on the average daily undrawn funds on the line. The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions. The Company was in compliance with such covenants throughout the facility’s existence.

 (10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Ownership Interest at	Investment in Joint Venture at	Investment in Joint Venture at
Property	Location	Investment	December 31, 2006	December 31, 2006	December 31, 2005
Courthouse Square Apartments	Towson, MD	08/11/04	36.50%	$4,345	$4,695
The Power Plant	Baltimore, MD	11/05/04	50.00%	13,222	16,335
Pier IV	Baltimore, MD	11/05/04	66.67%	18,655	19,614
Louisville Galleria	Louisville, KY	12/29/04	47.10%	25,047	25,494
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	12,823	14,000
Preston Trail Village	Dallas, TX	02/28/06	78.95%	2,908	-
Doncaster Village and Padonia Village Apartments	Parkville and Timonium, MD	05/03/06	28.00%	6,645	-
				$83,645	$80,138

These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.

These investments, with the exception of Preston Trail Village, are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments. Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of these unconsolidated entities for the years ended December 31, 2006, 2005 and 2004 was allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

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

Net property operations are summarized in the following table for the years ended December 31, 2006, 2005 and 2004, along with a reconciliation to net income.

	2006	2005	2004

Rental income	$552,025	395,189	100,955
Tenant recovery income	125,437	93,420	23,155
Other property income	11,621	7,848	995
Property operating expenses	(115,945)	(80,041)	(18,527)
Real estate tax expense	(79,894)	(54,273)	(13,076)

Property net operating income	493,244	362,143	93,502

Other income:
Straight-line rental income	18,186	16,103	3,886
Amortization of above and below market lease intangibles	2,657	5,495	1,584
Operating income of Captive insurance company	177	-	-
Dividend income	37,501	7,561	-
Interest income	23,127	20,466	3,491
Other income	111	118	20
Realized gain (loss) on sale of securities	416	1	(3,667)
Minority interests	1,975	1,350	397

Other expenses:
Straight-line ground lease expense	(3,923)	(3,140)	(919)
Operating expenses of Captive insurance company	(344)	-	-
Depreciation and amortization	(259,884)	(189,631)	(46,105)
General and administrative expenses	(14,975)	(10,813)	(4,856)
Advisor asset management fee	(39,500)	(20,925)	-
Interest expense	(223,098)	(141,039)	(35,043)
Equity in losses of unconsolidated joint ventures	(3,727)	(2,440)	(589)

Net income	$31,943	45,249	11,701

Rental real estate assets	$7,659,859	7,224,736
Non-segment assets	668,415	861,197

Total assets	$8,328,274	8,085,933

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

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts. As of December 31, 2006 and 2005, options to purchase 23 and 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 441,816, 350,644 and 98,563 for the years ended December 31, 2006, 2005 and 2004, respectively.

(13)  Income Taxes

The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxed on its net income at regular corporate rates. The income tax expense incurred as a result of the TRS was $78 for the year ended December 31, 2006.  No income tax expense was incurred related to the TRS in the years ended December 31, 2005 or 2004.

Distributions declared on the Company's common stock and their tax status are presented in the following table.  The tax status of the Company's dividends in 2006, 2005, and 2004 may not be indicative of future periods.

	Distributions declared per	Return	Ordinary
Year	common share	of capital	Income
2006	$.64	$.35	$.29
2005	.64	.29	.35
2004	.66	.30	.36

(14)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $210,013 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $161,654. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2006 was $129,905.  Therefore, the Company may be required to fund up to an additional $31,749 on these loans.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

As of December 31, 2006, the Company had eight irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties. Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released. The balance of outstanding letters of credit at December 31, 2006 was $31,623.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $6,904 as of December 31, 2006, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 4.83% to 5.62% for periods of 90 days on $642,849 in principal. Approximately $575,823 of this principal has been allocated to specific acquisitions as of December 31, 2006.

The Company is currently considering acquiring 19 properties for an estimated aggregate purchase price of approximately $695,453. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(15)  Subsequent Events

During the period from January 1 to February 23, 2007, the Company:

•

Issued 2,563 shares of common stock through the DRP and repurchased 593 shares of common stock through the SRP resulting in a total of 448,366 shares of common stock outstanding at February 23, 2007;

•

Paid distributions of $47,864 to its stockholders;

•

Invested $4,132 in a new development joint venture;

•

Funded earnouts of $18,208 on eight of its existing properties;

•

Funded a total of $3,799 on construction loans receivable; and

•

Obtained new mortgage financing on one property in the amount of $8,018.

The Board of Directors has approved a modification to the SRP as follows:

•

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one year; and

•

Effective October 1, 2007, the repurchase price for all shares will be $10.00 per share for any requesting stockholder that has beneficially owned shares for at least one year.

On January 12, 2007, the Company redeemed its joint venture partners' interest in two of its consoldiated joint venture  properties. On that date, the Company disbursed $38,467 for this redemption which represented the partners' invested capital and unpaid preferred returns.

On February 6, 2007, the Company refinanced $232,486 of variable rate mortgage debt maturing in 2007 at fixed rates ranging from 5.35% to 5.48%.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland corporation)

Notes to Consolidated Financial Statements
(continued)

 (In thousands, except per share amounts)

 (16) Quarterly Financial Information (unaudited)

	2006
	Dec 31	Sept 30	June 30	March 31
Total revenues	$183,264	181,701	174,265	170,873
Net income	3,219	7,374	9,412	11,938

Net income, per common share, basic and diluted	$.01	.02	.02	.03

Weighted average number of common shares outstanding, basic and diluted	445,478	443,239	440,722	437,826

	2005
	Dec 31	Sept 30	June 30	March 31
Total revenues	$169,032	145,097	113,089	90,837
Net income	14,506	12,166	9,563	9,014

Net income, per common share, basic and diluted	$.03	.03	.03	.04

Weighted average number of common shares outstanding, basic and diluted	434,624	395,666	321,170	251,115

The quarterly financial information presented above for the quarters ended March 31, June 30 and September 30, 2006 has been adjusted from the information previously presented in the Company’s quarterly reports. These quarterly adjustments were identified in the fourth quarter of 2006 upon the Company’s adoption of SAB 108 (refer to Note 2). The effect of these adjustments is not considered material to the results of operations of each respective quarter.

Inland Western Retail Real Estate Trust, Inc.
(A Maryland Corporation)

Schedule II

Valuation and Qualifying Accounts

For the years ended December 31, 2006, 2005 and 2004

(Dollar amounts in thousands)

	Balance at beginning	Charged to costs and		Balance at end
	of year	expenses	Write-offs	of year
Year ended December 31, 2006
Allowance for doubtful accounts	$2,468	$2,875	(1,020)	$4,323

Year ended December 31, 2005
Allowance for doubtful accounts	$346	$2,573	(451)	$2,468

Year ended December 31, 2004
Allowance for doubtful accounts	$-	$346	-	$346

Inland Western Retail Real Estate Trust, Inc.
(A Maryland Corporation)

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2006

(Dollar amounts in thousands)

		Initial Cost (A)			Gross amount carried at end of period
	Encumbrances	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation(E)	Date Constructed	Date Acquired

23rd Street Plaza	3,990	1,300	5,319	78	1,300	5,397	6,697	396	2003	12/04
Panama City, FL
Academy Sports	2,920	1,230	3,752	-	1,230	3,752	4,982	332	2004	07/04
Houma, LA
Academy Sports	2,338	1,340	2,943	5	1,340	2,948	4,288	234	2004	10/04
Midland, TX
Academy Sports	2,775	1,050	3,954	6	1,050	3,960	5,010	315	2004	10/04
Port Arthur, TX
Academy Sports	3,933	3,215	3,963	-	3,215	3,963	7,178	278	2004	01/05
San Antonio, TX
Alison's Corner	3,850	1,045	5,700	78	1,045	5,778	6,823	564	2003	04/04
San Antonio, TX
American Express	11,623	1,400	15,370	9	1,400	15,379	16,779	1,076	2000	12/04
DePere, WI
American Express	37,170	2,900	55,966	10	2,900	55,976	58,876	3,918	1975	12/04
Fort Lauderdale, FL
American Express	33,040	2,800	49,470	8	2,800	49,478	52,278	3,464	1986	12/04
Greensboro, NC
American Express	25,380	10,100	29,408	-	10,100	29,408	39,508	1,972	1983 & 1987	01/05
Markham, Ontario, Canada
American Express	56,050	14,200	74,608	7	14,200	74,615	88,815	5,224	1989	12/04
Minneapolis, MN
American Express - 19th Ave.	8,260	2,900	10,170	8	2,900	10,178	13,078	712	1983	12/04
Phoenix, AZ
American Express - 31st Ave.	31,860	5,100	45,270	8	5,100	45,278	50,378	3,170	1985	12/04
Phoenix, AZ
American Express	30,149	8,200	36,692	-	8,200	36,692	44,892	2,247	1982	03/05
Taylorsville, UT
Arvada Connection and Arvada Marketplace	28,510	8,125	39,381	573	8,125	39,954	48,079	4,032	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	14,963	-	21,127	433	-	21,560	21,560	1,264	2002	05/05

Chicago, IL
Azalea Square	16,535	6,375	21,304	148	6,375	21,452	27,827	1,697	2004	10/04
Summerville, SC
Bangor Parkade	17,250	11,600	13,539	3,312	11,600	16,851	28,451	388	2005	03/06
Bangor, ME
Battle Ridge Pavilion	10,347	4,350	11,366	23	4,350	11,389	15,739	279	1999	05/06
Marietta, GA
Beachway Plaza	10,235	5,460	10,397	71	5,460	10,468	15,928	609	1984 / 2004	06/05
Bradenton, Florida
Bear Creek	11,450	3,300	14,477	77	3,300	14,554	17,854	887	2002	04/05
Houston, TX
Bed, Bath & Beyond Plaza	11,193	-	18,367	25	-	18,392	18,392	1,516	2004	10/04
Miami, FL
Bed, Bath & Beyond Plaza	9,818	4,530	11,901	-	4,530	11,901	16,431	618	2000-2002	07/05
Westbury, NY
Best on the Boulevard	19,525	7,460	25,583	(71)	7,460	25,512	32,972	2,586	1996-1999	04/04
Las Vegas, NV
Bison Hollow	10,774	5,550	12,324	(18)	5,550	12,306	17,856	753	2004	04/05
Traverse City, MI
Blockbuster at Five Forks	825	440	1,018	-	440	1,018	1,458	65	2004-2005	03/05
Simpsonville, SC
Bluebonnet Parc	12,100	4,450	16,407	(53)	4,450	16,354	20,804	1,620	2002	04/04
Baton Rouge, LA
Boston Commons	9,660	3,750	9,690	51	3,750	9,741	13,491	564	1993	05/05
Springfield, MA
Boulevard at the Capital Centre	71,500	-	114,703	5,223	-	119,926	119,926	10,133	2004	09/04
Largo, MD
Boulevard Plaza	6,300	4,170	12,038	44	4,170	12,082	16,252	738	1994	04/05
Pawtucket, RI
The Brickyard	-	45,300	26,657	3,329	45,300	29,986	75,286	1,784	1977 / 2004	04/05
Chicago, IL
Broadway Shopping Center	8,379	5,500	14,002	175	5,500	14,177	19,677	644	1960/1999-2000	09/05
Bangor, ME
Brown's Lane	6,284	2,600	12,005	86	2,600	12,091	14,691	728	1985	04/05
Middletown, RI
CarMax	8,030	6,210	7,731	-	6,210	7,731	13,941	519	1998	03/05
San Antonio, TX
Carrier Towne Crossing	10,992	2,750	13,662	755	2,750	14,417	17,167	565	1998	12/05
Grand Prairie, TX
Central Texas Marketplace	-	13,000	47,569	108	13,000	47,677	60,677	-	2004	12/06
Waco, TX

Centre at Laurel	27,200	19,000	8,406	11,760	19,000	20,166	39,166	486	2005	02/06
Laurel, MD
Century III Plaza	25,313	7,100	33,212	-	7,100	33,212	40,312	1,826	1996	06/05
West Mifflin, PA
Chantilly Crossing	15,675	8,500	16,060	5	8,500	16,065	24,565	932	2004	05/05
Chantilly, VA
Cinemark Theatre	7,800	3,450	11,728	-	3,450	11,728	15,178	718	2000	03/05
Woodridge, IL
Circuit City Headquarters	31,270	3,000	47,815	-	3,000	47,815	50,815	2,789	1997	05/05
Richmond, VA
Citizens Property Insurance	5,997	2,150	7,601	6	2,150	7,607	9,757	355	2005	08/05
Jacksonville, FL
Clearlake Shores	6,683	1,775	7,026	1,203	1,775	8,229	10,004	452	2003-2004	04/05
Clear Lake, TX
Colony Square	25,488	16,700	22,777	112	16,700	22,889	39,589	559	1997	05/06
Sugar Land, TX
The Columns	14,865	5,830	19,439	4	5,830	19,443	25,273	1,651	2004	8/04 & 10/04
Jackson, TN
The Commons at Royal Palm	14,206	8,500	12,105	25	8,500	12,130	20,630	703	2001	05/05
Royal Palm Beach, FL
The Commons at Temecula	29,623	12,000	35,887	-	12,000	35,887	47,887	2,191	1999	04/05
Temecula, CA
Computershare Shareholder Services	44,500	8,500	56,621	-	8,500	56,621	65,121	2,941	2001	07/05
Canton, MA
Coram Plaza	20,755	10,200	26,178	525	10,200	26,703	36,903	1,956	2004	12/04
Coram, NY
Cornerstone Plaza	8,400	2,920	10,359	(189)	2,920	10,170	13,090	595	2004-2005	05/05
Cocoa Beach, FL
CorWest Plaza	18,150	6,900	23,851	7	6,900	23,858	30,758	2,624	1999 - 2003	01/04
New Britian, CT
Cost Plus Distribution Warehouse	16,300	10,075	21,483	(2,885)	7,104	21,569	28,673	566	2003	04/06
Stockton, CA
Cottage Plaza	13,025	3,000	19,158	-	3,000	19,158	22,158	1,347	2004-2005	02/05
Pawtucket, RI
Coventry/First Health Corp. Regional Facility	7,060	1,480	9,874	(1)	1,480	9,873	11,353	432	2005	10/05
San Antonio, TX
Cranberry Square	10,900	3,000	18,736	75	3,000	18,811	21,811	1,717	1996-1997	07/04
Cranberry Township, PA

Crockett Square	5,812	4,140	7,534	42	4,140	7,576	11,716	254	2005	02/06
Morristown, TN
Crossroads Plaza	4,873	1,040	3,780	-	1,040	3,780	4,820	219	1987	05/05
North Attelborough, MA
Crown Theater	10,050	7,318	954	-	7,318	954	8,272	93	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	8,285	3,350	11,083	-	3,350	11,083	14,433	677	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	2,193	910	2,891	-	910	2,891	3,801	159	1999	06/05
Burleson, TX
CVS Pharmacy	3,668	2,096	3,863	8	2,096	3,871	5,967	147	2005	12/05
Cave Creek, AZ
CVS Pharmacy (Eckerd Drug Store)	1,850	975	2,400	2	975	2,402	3,377	267	2003	12/03
Edmund, OK
CVS Pharmacy	3,475	1,460	4,455	2	1,460	4,457	5,917	299	2004	03/05
Jacksonville, FL
CVS Pharmacy	1,566	750	1,958	-	750	1,958	2,708	114	1999	05/05
Lawton, OK
CVS Pharmacy	1,685	250	2,777	-	250	2,777	3,027	178	2001	03/05
Montevallo, AL
CVS Pharmacy	1,901	600	2,659	-	600	2,659	3,259	162	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd Drug Store)	2,900	932	4,370	-	932	4,370	5,302	490	2003	12/03
Norman, OK
CVS Pharmacy	2,429	620	3,583	-	620	3,583	4,203	197	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,460	1,100	3,254	-	1,100	3,254	4,354	209	2004	03/05
Saginaw, TX
CVS Pharmacy	1,685	600	2,469	3	600	2,472	3,072	196	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	9,847	2,100	13,130	(24)	2,100	13,106	15,206	561	2004	11/05
Cypress, TX
Darien Towne Center	16,500	7,000	22,468	707	7,000	23,175	30,175	2,609	1994	12/03
Darien, IL
Davis Towne Crossing	5,365	1,850	5,681	1,255	1,850	6,936	8,786	593	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	35,200	6,000	43,434	9,849	6,000	53,283	59,283	3,968	2003-2004	10/04
Denton, TX

Diebold Warehouse	7,240	-	11,190	2	-	11,192	11,192	615	2005	07/05
Green, OH
Dorman Center - Phase 1 & II	27,610	17,025	29,478	(232)	17,025	29,246	46,271	3,065	2003-2004	3/04 & 7/04
Spartanburg, SC
Duck Creek Plaza	14,426	4,440	12,076	22	4,440	12,098	16,538	517	2005	11/05
Bettendorf, IA
East Stone Commons	22,550	2,900	28,714	110	2,900	28,824	31,724	528	2005	06/06
Kingsport, TN
Eastwood Towne Center	46,750	12,000	65,067	(665)	12,000	64,402	76,402	6,314	2002	05/04
Lansing, MI
Eckerd Drug Store-Sheridan Dr.	2,903	2,000	2,722	-	2,000	2,722	4,722	116	1999	11/05
Amherst, NY
Eckerd Drug Store-Transit Road	3,243	2,500	2,764	2	2,500	2,766	5,266	118	2003	11/05
Amherst, NY
Eckerd Drug Store	1,224	900	1,215	-	900	1,215	2,115	70	1999-2000	05/05
Atlanta, GA
Eckerd Drug Store-E. Main St.	2,855	1,860	2,786	-	1,860	2,786	4,646	119	2004	11/05
Batavia, NY
Eckerd Drug Store-W. Main St.	2,547	1,510	2,627	-	1,510	2,627	4,137	112	2001	11/05
Batavia, NY
Eckerd Drug Store-Ferry St.	2,198	900	2,677	-	900	2,677	3,577	114	2000	11/05
Buffalo, NY
Eckerd Drug Store-Main St.	2,174	1,340	2,192	-	1,340	2,192	3,532	94	1998	11/05
Buffalo, NY
Eckerd Drug Store	3,091	1,968	2,575	1	1,968	2,576	4,544	110	2004	11/05
Canandaigua, NY
Eckerd Drug Store	1,628	750	2,042	-	750	2,042	2,792	112	1999	06/05
Chattanooga, TN
Eckerd Drug Store	2,117	2,080	1,393	-	2,080	1,393	3,473	60	1999	11/05
Cheektowaga, NY
Eckerd Drug Store	3,200	3,000	3,955	-	3,000	3,955	6,955	230	2005	05/05
Colesville, MD
Eckerd Drug Store	1,750	900	2,377	-	900	2,377	3,277	231	2003-2004	06/04
Columbia, SC
Eckerd Drug Store	1,425	600	2,033	1	600	2,034	2,634	193	2003-2004	06/04
Crossville, TN
Eckerd Drug Store	1,665	900	2,475	-	900	2,475	3,375	105	1999	11/05
Grand Island, NY
Eckerd Drug Store	1,926	470	2,657	-	470	2,657	3,127	114	1998	11/05

Greece, NY
Eckerd Drug Store	1,650	1,050	2,047	1	1,050	2,048	3,098	194	2003-2004	06/04
Greer, SC
Eckerd Drug Store	3,400	1,550	3,954	6	1,550	3,960	5,510	206	2004	08/05
Hellertown, PA
Eckerd Drug Store	2,409	2,060	1,873	-	2,060	1,873	3,933	80	2002	11/05
Hudson, NY
Eckerd Drug Store	2,877	1,940	2,736	-	1,940	2,736	4,676	117	2002	11/05
Irondequoit, NY
Eckerd Drug Store	1,975	700	2,960	1	700	2,961	3,661	280	2003-2004	06/04
Kill Devil Hills, NC
Eckerd Drug Store	1,786	1,710	1,207	-	1,710	1,207	2,917	52	1999	11/05
Lancaster, NY
Eckerd Drug Store	3,400	975	4,369	6	975	4,375	5,350	227	2004	08/05
Lebanon, PA
Eckerd Drug Store	2,716	1,650	2,788	-	1,650	2,788	4,438	119	2002	11/05
Lockport, NY
Eckerd Drug Store	1,682	820	1,935	-	820	1,935	2,755	83	2000	11/05
North Chili, NY
Eckerd Drug Store	2,452	1,190	2,809	-	1,190	2,809	3,999	120	1999	11/05
Olean, NY
Eckerd Drug Store	3,322	1,000	4,328	5	1,000	4,333	5,333	225	2004	08/05
Punxsutawney, PA
Eckerd Drug Store - Culver Rd.	2,376	1,590	2,279	-	1,590	2,279	3,869	97	2001	11/05
Rochester, NY
Eckerd Drug Store - Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	129	2001	11/05
Rochester, NY
Eckerd Drug Store	2,370	800	3,075	-	800	3,075	3,875	132	2000	11/05
Tonawanda, NY
Eckerd Drug Store - Harlem Rd.	2,770	2,830	1,683	-	2,830	1,683	4,513	72	2003	11/05
West Seneca, NY
Eckerd Drug Store-Union Road	2,395	1,610	2,300	-	1,610	2,300	3,910	98	2000	11/05
West Seneca, NY
Eckerd Drug Store	1,372	810	1,434	-	810	1,434	2,244	61	1997	11/05
Yorkshire, NY
Edgemont Town Center	8,599	3,500	10,956	(246)	3,500	10,710	14,210	827	2003	11/04
Homewood, AL
Edwards Megaplex Theater	19,730	-	35,421	-	-	35,421	35,421	2,164	1988	05/05
Fresno, CA

Edwards Megaplex Theater	27,875	11,800	33,098	-	11,800	33,098	44,898	2,022	1997	04/05
Ontario, CA
Evans Towne Centre	5,005	1,700	6,425	21	1,700	6,446	8,146	475	1995	12/04
Evans, GA
Fairgrounds Plaza	15,542	4,800	13,490	2,358	4,800	15,848	20,648	1,056	2002-2004	01/05
Middletown, NY
Fisher Scientific	8,260	510	12,768	-	510	12,768	13,278	670	2005	06/05
Kalamazoo, MI
Five Forks	4,483	2,100	5,374	16	2,100	5,390	7,490	411	1999	12/04
Simpsonville, SC
Forks Town Center	10,395	2,430	14,836	726	2,430	15,562	17,992	1,361	2002	07/04
Easton, PA
Four Peaks Plaza	17,072	5,000	20,098	2,143	5,000	22,241	27,241	1,330	2004	03/05
Fountain Hills, PA
Fox Creek Village	11,485	3,755	15,563	(1,236)	3,755	14,327	18,082	1,160	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,050	-	47,403	(101)	-	47,302	47,302	4,353	1998	06/04
Fullerton, CA
Galvez Shopping Center	4,470	1,250	4,947	-	1,250	4,947	6,197	287	2004	06/05
Galveston, TX
Gardiner Manor Mall	38,484	11,800	49,495	-	11,800	49,495	61,295	2,570	2000	07/05
Bay Shore, NY
The Gateway	98,780	28,664	104,552	12,293	28,664	116,845	145,509	6,535	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	35,842	9,880	55,195	175	9,880	55,370	65,250	4,218	2003-2004	12/04
Avondale, AZ
Gateway Plaza	18,163	-	26,371	169	-	26,540	26,540	2,363	2000	07/04
Southlake, TX
Gateway Station	3,717	1,050	3,911	1,213	1,050	5,124	6,174	363	2003-2004	12/04
College Station, TX
Gateway Village	27,233	8,550	39,298	3,677	8,550	42,975	51,525	3,724	1996	07/04
Annapolis, MD
Giant Eagle	12,154	3,425	16,868	10	3,425	16,878	20,303	670	2000	11/05
Columbus, OH
Gloucester Town Center	11,975	3,900	17,878	9	3,900	17,887	21,787	1,048	2003	05/05
Gloucester, NJ
GMAC	33,000	8,250	50,287	12	8,250	50,299	58,549	4,149	1980/1990	09/04
Winston-Salem, NC
Golfsmith	2,476	1,250	2,974	2	1,250	2,976	4,226	121	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace	20,625	-	30,377	1,733	-	32,110	32,110	2,642	2001	08/04

Tallahassee, FL
Grapevine Crossing	12,815	4,100	16,938	55	4,100	16,993	21,093	1,039	2001	04/05
Grapevine, TX
Great Southwest Crossing	8,992	2,750	12,699	106	2,750	12,805	15,555	624	2003	09/05
Grand Prairie, TX
Green's Corner	7,022	3,200	8,663	(39)	3,200	8,624	11,824	632	1997	12/04
Cumming, GA
Greensburg Commons	14,200	2,700	19,116	-	2,700	19,116	21,816	1,227	1999	04/05
Greensburg, IN
Greenwich Center	-	3,700	15,949	107	3,700	16,056	19,756	490	2002	02/06
Phillipsburg, NJ
Gurnee Town Center	24,360	7,000	35,147	285	7,000	35,432	42,432	2,812	2000	10/04
Gurnee, IL
Harris Teeter	3,960	1,810	5,152	1	1,810	5,153	6,963	441	1977/1995	09/04
Wilmington, NC
Hartford Fire Insurance Building	9,614	1,700	13,709	6	1,700	13,715	15,415	670	2005	08/05
Maple Grove, MN
Harvest Towne Center	5,005	3,155	5,085	(10)	3,155	5,075	8,230	435	1996-1999	09/04
Knoxville, TN
Henry Town Center	34,838	10,650	46,814	291	10,650	47,105	57,755	3,452	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,950	3,065	10,729	1,243	3,065	11,972	15,037	1,186	2002	03/04
Euless, TX
Hewitt Associates Campus	129,800	28,500	178,524	-	28,500	178,524	207,024	10,363	1974-1986	05/05
Lincolnshire, IL
Hickory Ridge	23,650	6,860	30,517	(795)	6,860	29,722	36,582	3,189	1999	01/04
Hickory, NC
High Ridge Crossing	7,439	3,075	9,148	(231)	3,075	8,917	11,992	613	2004	03/05
High Ridge, MO
Hobby Lobby	3,025	1,728	3,791	-	1,728	3,791	5,519	278	2004	01/05
Concord, NC
Holliday Towne Center	8,050	2,200	11,609	(284)	2,200	11,325	13,525	807	2003	02/05
Duncansville, PA
Home Depot Center	10,446	-	16,758	-	-	16,758	16,758	922	1996	06/05
Pittsburgh, PA
Home Depot Plaza	16,734	9,700	17,137	-	9,700	17,137	26,837	941	1992	06/05
Orange, CT
HQ Shopping Center	9,978	5,200	10,010	10	5,200	10,020	15,220	367	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	48,000	14,080	59,826	764	14,080	60,590	74,670	5,746	1997-1998	06/04
San Antonio, TX

Humblewood	9,558	2,200	12,823	(13)	2,200	12,810	15,010	509	Renov: 2005	11/05
Humble, TX
Irmo Station	7,085	2,600	9,247	30	2,600	9,277	11,877	680	1980 &1985	12/04
Irmo, SC
John's Creek Village	23,300	5,750	21,270	12,984	5,750	34,254	40,004	2,697	2003-2004	06/04
Duluth, GA
Kaiser Permanente	32,670	12,950	43,629	-	12,950	43,629	56,579	2,400	2004-2005	06/05
Cupertino, CA
King Phillip's Crossing (Seekonk Power Center)	13,650	3,710	19,144	(104)	3,710	19,040	22,750	817	2005	11/05
Seekonk, MA
Kohl's	6,085	1,600	8,275	5	1,600	8,280	9,880	338	2005	10/05
Georgetown, KY
Kohl's/Wilshire Plaza	5,418	2,600	6,849	9	2,600	6,858	9,458	524	2004	07/04
Kansas City, MO
La Plaza Del Norte	32,528	16,005	37,744	(363)	16,005	37,381	53,386	4,025	1996/1999	01/04
San Antonio, TX
Lake Forest Crossing	4,520	2,200	5,110	381	2,200	5,491	7,691	324	2004	03/05
McKinney, TX
Lake Mary Pointe	3,658	2,075	4,009	82	2,075	4,091	6,166	323	1999	10/04
Lake Mary, FL
Lake Worth Towne Crossing	26,491	6,200	30,910	3,634	6,200	34,544	40,744	592	2005	06/06
Lake Worth, TX
Lakepointe Towne Crossing	21,715	4,750	23,904	4,331	4,750	28,235	32,985	1,549	2004	05/05
Lewisville, TX
Lakewood Towne Center	44,000	11,200	70,796	(4,875)	11,200	65,921	77,121	6,145	1988/2002-2003	06/04
Lakewood, WA
Larkspur Landing	33,630	20,800	32,821	355	20,800	33,176	53,976	3,706	1978/2001	01/04
Larkspur, CA
Lincoln Park	26,153	9,360	34,718	(152)	9,360	34,566	43,926	2,956	1998	09/04
Dallas, TX
Lincoln Plaza	47,500	13,000	46,486	864	13,165	47,185	60,350	2,264	2001/2004	09/05
Worchester, MA
Low Country Village	5,370	1,360	8,779	10	1,360	8,789	10,149	805	2004	06/04
Bluffton, SC
Low Country Village II	5,440	1,550	7,835	(43)	1,550	7,792	9,342	358	2005	09/05
Bluffton, SC
Lowe's/Bed, Bath & Beyond	13,700	7,423	799	(8)	7,415	799	8,214	71	2005	08/05
Butler, NJ
MacArthur Crossing	12,700	4,710	16,265	106	4,710	16,371	21,081	1,758	1995-1996	02/04
Los Colinas, TX

Magnolia Square	10,265	2,635	15,040	45	2,635	15,085	17,720	1,065	2004	02/05
Houma, LA
Manchester Meadows	31,065	14,700	39,738	(212)	14,700	39,526	54,226	3,516	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	10,982	3,300	12,195	3,400	3,300	15,595	18,895	1,165	2003-2004	11/04
Mansfield, TX
Maple Tree Place	60,376	28,000	67,361	1,151	28,000	68,512	96,512	3,949	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	14,899	1,900	16,668	1,025	1,848	17,745	19,593	688	1986/2004	11/05
Columbus, IN
The Market at Polaris	36,196	11,750	40,197	4,174	11,750	44,371	56,121	1,659	2005	11/05
Columbus, OH
Massillon Village Center	10,126	4,090	12,521	135	4,090	12,656	16,746	768	1986 / 2000	04/05
Massillon, OH
Maytag Distribution Center	12,740	1,700	20,681	-	1,700	20,681	22,381	1,448	2004	01/05
North Liberty, IA
McAllen Shopping Center	2,455	850	2,958	13	850	2,971	3,821	218	2004	12/04
McAllen, TX
McDermott Towne Crossing	5,617	1,850	6,923	2	1,850	6,925	8,775	317	1999	09/05
McAllen, TX
Mervyn's	5,000	2,000	5,786	1	2,000	5,787	7,787	265	1988	09/05
Bakersfield, CA
Mervyn's	5,000	3,400	4,428	1	3,400	4,429	7,829	203	1981	09/05
El Paso, TX
Mervyn's	5,500	2,910	5,176	2	2,910	5,178	8,088	237	1993	09/05
Elk Grove, CA
Mervyn's	6,700	6,530	5,431	1	6,530	5,432	11,962	249	1987	09/05
Escondido, CA
Mervyn's	5,200	2,400	5,806	1	2,400	5,807	8,207	266	1992	09/05
Fontana, CA
Mervyn's	5,100	2,500	5,538	1	2,500	5,539	8,039	254	1993	09/05
Fresno, CA
Mervyn's	4,700	2,750	5,401	1	2,750	5,402	8,152	248	1993	09/05
Hanford, CA
Mervyn's	5,300	2,350	5,978	1	2,350	5,979	8,329	274	1994	09/05
Highland, CA
Mervyn's	4,400	2,770	4,282	1	2,770	4,283	7,053	196	1979	09/05
Lodi, CA
Mervyn's	5,700	2,850	6,307	1	2,850	6,308	9,158	289	1992	09/05
Manteca, CA

Mervyn's	5,100	4,100	4,003	1	4,100	4,004	8,104	183	1992	09/05
McAllen, TX
Mervyn's	5,100	3,930	4,081	2	3,930	4,083	8,013	187	1988	09/05
Moreno Valley, CA
Mervyn's	5,100	4,800	3,211	1	4,800	3,212	8,012	147	1989	09/05
Morgan Hill, CA
Mervyn's	6,400	6,420	5,482	1	6,420	5,483	11,903	251	1982	09/05
Oceanside, CA
Mervyn's	5,000	4,500	3,294	1	4,500	3,295	7,795	151	1990	09/05
Rancho Cucamonga, CA
Mervyn's	5,000	3,450	4,418	1	3,450	4,419	7,869	202	1981	09/05
Redlands, CA
Mervyn's	3,300	1,500	4,639	2	1,500	4,641	6,141	213	1990	09/05
Ridgecrest, CA
Mervyn's	5,400	4,820	3,052	1	4,820	3,053	7,873	140	1983	09/05
Roseville, CA
Mervyn's	4,800	3,930	3,594	1	3,930	3,595	7,525	165	1973	09/05
Sacramento, CA
Mervyn's	7,900	8,260	4,144	1	8,260	4,145	12,405	190	1993	09/05
San Diego, CA
Mervyn's	6,000	5,300	3,607	1	5,300	3,608	8,908	165	1980	09/05
Sun Valley, CA
Mervyn's	5,100	4,790	3,117	2	4,790	3,119	7,909	143	1990	09/05
Temecula, CA
Mervyn's	4,000	1,960	4,373	1	1,960	4,374	6,334	200	1987	09/05
Turlock, CA
Mervyn's	5,200	3,385	4,708	1	3,385	4,709	8,094	216	1992	09/05
Vacaville, CA
Mervyn's	5,000	4,800	3,022	2	4,800	3,024	7,824	138	1982	09/05
Ventura, CA
Mesa Fiesta	23,500	5,800	28,302	(491)	5,800	27,811	33,611	2,062	2004	12/04
Mesa, AZ
Mid-Hudson Center	25,156	9,900	29,160	1	9,900	29,161	39,061	1,516	2000	07/05
Poughkeepsie, NY
Midtown Center	28,228	13,220	36,800	2,263	13,220	39,063	52,283	2,725	1986-1987	01/05
Milwaukee, WI
Mission Crossing	13,630	4,000	12,616	4,657	4,670	16,603	21,273	797	2003-2005	07/05
San Antonio, TX									renovated
Mitchell Ranch Plaza	18,700	5,550	26,213	244	5,550	26,457	32,007	2,253	2003	08/04
New Port Richey, FL

Montecito Crossing	28,285	9,700	25,414	3829	9,700	29,243	38,943	1,296	2004-2005	10/05
Las Vegas, NV
Mountain View Plaza I	9,645	2,180	13,788	24	2,180	13,812	15,992	632	2003	10/05
Kalispell, MT
Mountain View Plaza II	-	3,000	4,424	6	3,000	4,429	7,429	14	2006	11/06
Kalispell, MT
New Forest Crossing	10,797	5,000	11,404	(70)	5,000	11,334	16,334	625	2002-2003	06/05
Houston, TX
Newburgh Crossing	8,415	4,000	10,246	6	4,000	10,252	14,252	470	2005	10/05
Newburgh, NY
Newnan Crossing I	-	4,542	12,189	(242)	4,542	11,947	16,489	1,277	1999	12/03
Newnan, GA
Newnan Crossing II	23,766	10,558	21,798	2,683	10,558	24,481	35,039	2,138	2004	02/04
Newnan, GA
Newton Crossroads	5,548	3,350	6,927	(46)	3,350	6,881	10,231	505	1997	12/04
Covington, GA
North Ranch Pavilions	10,157	9,705	8,296	311	9,705	8,607	18,312	964	1992	01/04
Thousand Oaks, CA
North Rivers Town Center	11,050	3,350	15,720	28	3,350	15,748	19,098	1,539	2003-2004	04/04
Charleston, SC
Northgate North	26,650	7,540	49,078	(17,006)	7,540	32,072	39,612	3,037	1999-2003	06/04
Seattle, WA
Northpointe Plaza	30,850	13,800	37,707	760	13,800	38,467	52,267	3,649	1991-1993	05/04
Spokane, WA
Northwood Crossing	10,691	3,770	13,658	376	3,770	14,034	17,804	504	1979/2004	01/06
Northport, AL
Northwoods Center	11,193	3,415	9,475	6,021	3,415	15,496	18,911	1,031	2002-2004	12/04
Wesley Chapel, FL
Old Time Pottery	3,250	2,000	3,017	19	2,000	3,036	5,036	56	1987/1999 & 2005	06/06
Douglasville, GA
Orange Plaza (Golfland Plaza)	8,206	4,350	4,834	3	4,350	4,837	9,187	280	1995	05/05
Orange, CT
The Orchard	12,987	3,200	17,151	(2)	3,200	17,149	20,349	854	2004-2005	7/05 & 9/05
New Hartford, NY
Oswego Commons	19,262	6,250	26,629	57	6,250	26,686	32,936	2,038	2002-2004	11/04
Oswego, IL
Pacheco Pass	14,400	5,360	17,857	(89)	5,360	17,768	23,128	981	2005	07/05
Gilroy, CA
Page Field Commons	26,853	-	43,355	235	-	43,590	43,590	2,659	1999	05/05
Fort Myers, FL

Paradise Valley Marketplace	15,681	6,590	20,425	(270)	6,590	20,155	26,745	2,013	2002	04/04
Phoenix, AZ
Pavilion at King's Grant	5,342	4,300	2,741	1,490	4,300	4,231	8,531	412	2002-2003	12/03
Concord, NC
Pavilion at King's Grant II	-	5,974	9,651	31	5,974	9,682	15,656	177	2005	06/06
Concord, NC
Peoria Crossings	23,090	6,240	29,190	293	6,240	29,483	35,723	3,126	2002-2003	03/04
Peoria, AZ
Peoria Crossings II	-	755	3,626	(19)	755	3,607	4,362	222	2005	05/05
Peoria, AZ
PETsMART Distribution Center	23,731	1,700	38,808	-	1,700	38,808	40,508	2,037	2004-2005	07/05
Ottawa, IL
Phenix Crossing	5,535	2,600	6,776	29	2,600	6,805	9,405	499	2004	12/04
Phenix City, Alabama
Pine Ridge Plaza	14,700	5,000	19,802	320	5,000	20,122	25,122	1,891	1998-2004	06/04
Lawrence, KS
Placentia Town Center	13,695	11,200	11,751	(71)	11,200	11,680	22,880	897	1973/2000	12/04
Placentia, CA
Plaza at Marysville	11,800	6,600	13,728	98	6,600	13,826	20,426	1,211	1995	07/04
Marysville, WA
Plaza at Riverlakes	9,350	5,100	10,824	13	5,100	10,837	15,937	869	2001	10/04
Bakersfield, CA
Plaza Santa Fe II	16,073	-	28,588	(382)	-	28,206	28,206	2,684	2000-2002	06/04
Santa Fe, NM
Pleasant Run Towne Center	22,800	4,200	29,085	4,671	4,200	33,756	37,956	2,289	2004	12/04
Cedar Hill, TX
Promenade at Red Cliff	10,590	5,340	12,665	36	5,340	12,701	18,041	1,358	1997	02/04
St. George, UT
Publix	4,384	2,100	5,634	-	2,100	5,634	7,734	343	2004	04/05
Mountain Brook, AL
Quakertown	7,470	2,400	9,246	1	2,400	9,247	11,647	452	2004-2005	09/05
Quakertown, PA
Rasmussen College Office Center	3,053	850	4,049	6	850	4,055	4,905	210	2005	08/05
Brooklyn Park, MN
Rave Theater	17,889	3,440	22,190	1,769	3,440	23,959	27,399	857	2005	12/05
Houston, TX
Raytheon Office and Research and Development Building	11,841	650	18,353	2	650	18,355	19,005	953	Rehab: 2001	08/05
State College, PA
Red Bug Village	4,539	1,790	6,178	(1)	1,790	6,177	7,967	227	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	49,650	15,800	70,372	6,074	15,800	76,446	92,246	6,538	1986/2004	08/04
Baltimore, MD
Ridge Tool Company Distribution Facility	4,543	415	6,799	1	415	6,800	7,215	297	2005	09/05
Cambridge, OH
Riverpark Phase I	30,470	10,000	33,336	151	10,000	33,487	43,487	920	2003	04/06
Sugarland, TX
Riverpark Phase IIA	-	1,800	8,542	(28)	1,800	8,514	10,314	104	2006	09/06
Sugarland, TX
Rivery Town Crossing	-	2,900	6,814	158	2,900	6,972	9,872	63	2005	10/06
Georgetown, TX
Royal Oaks Village II	8,550	2,200	11,859	(81)	2,200	11,778	13,978	507	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,851	3,200	12,642	102	3,200	12,744	15,944	1,089	1999	09/04
Bethlehem, PA
Shaw's Supermarket	6,450	2,700	11,532	(298)	2,700	11,234	13,934	1,279	1995	12/03
New Britain, CT
Shoppes at Lake Andrew	15,657	4,000	22,996	18	4,000	23,014	27,014	1,687	2003	12/04
Viera, FL
The Shoppes at Park West (Publix Center)	6,655	2,240	9,357	(79)	2,240	9,278	11,518	737	2004	11/04
Mt. Pleasant, SC
Shoppes at Quarterfield (Metro Square Center)	6,067	2,190	8,840	25	2,190	8,865	11,055	946	1999	01/04
Severn, MD
Shoppes of New Hope (Shoppes of Dallas)	7,179	1,350	11,045	(114)	1,350	10,931	12,281	1,051	2004	07/04
Dallas, GA
Shoppes of Prominence Point	9,954	2,850	11,149	(64)	2,850	11,085	13,935	1,021	2004	06/04
Canton, GA
Shoppes of Prominence Point II	1,463	800	1,503	(34)	800	1,469	2,269	68	2005	09/05
Canton, GA
Shoppes of Warner Robins	7,286	1,110	11,258	24	1,110	11,282	12,392	624	2004	06/05
Warner Robins, GA
Shops at 5	40,179	8,350	59,570	66	8,350	59,636	67,986	3,461	2005	06/05
Plymouth, MA
The Shops at Boardwalk	20,150	5,000	30,540	(198)	5,000	30,342	35,342	2,788	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	5,104	1,050	6,133	(7)	1,050	6,126	7,176	467	2002	12/04
Round Rock, TX
Shops at Park Place	13,127	9,096	13,175	357	9,096	13,532	22,628	1,632	2001	10/03
Plano, TX
South Towne Crossing	8,818	1,600	9,391	459	1,600	9,850	11,450	177	2005	06/06
Burleson, TX
Southgate Plaza	6,740	2,200	9,229	-	2,200	9,229	11,429	620	1998-2002	03/05
Heath, OH
Southlake Corners	20,625	5,250	30,058	110	5,250	30,168	35,418	276	1995/2004	10/06
Southlake, TX
Southlake Town Square	81,000	16,350	110,778	5,931	16,350	116,709	133,059	8,354	1998-2004	12/04
Southlake, TX
Southpark Meadows	12,663	6,250	13,720	2,062	6,250	15,782	22,032	817	2004	07/05
Austin, TX
Southwest Crossing	14,691	4,750	19,679	152	4,750	19,831	24,581	1,147	1999	06/05
Fort Worth, TX
Sprint Data Center	52,800	4,800	85,348	1	4,800	85,349	90,149	3,988	2001	09/05
Santa Clara, CA
Stanley Works/Mac Tools	5,500	1,900	7,624	-	1,900	7,624	9,524	511	2004	01/05
Westerville, OH
Stateline Station	17,600	6,500	23,780	(433)	6,500	23,347	29,847	1,588	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	6,952	2,200	9,426	(45)	2,200	9,381	11,581	688	1997	12/04
Acworth, GA
Stonebridge Plaza	4,278	1,000	5,783	41	1,000	5,824	6,824	303	1997	08/05
McKinney, TX
Stony Creek Marketplace	14,162	6,735	17,564	179	6,735	17,743	24,478	2,103	2003	12/03
Noblesville, IN
Stony Creek Marketplace II	4,279	1,900	5,106	-	1,900	5,106	7,006	218	2005	11/05
Noblesville, IN
Stop & Shop	7,349	2,650	11,491	6	2,650	11,497	14,147	491	Renov: 2005	11/05
Beekman, NY
Target South Center	7,257	2,300	8,760	5	2,300	8,765	11,065	375	1999	11/05
Austin, TX
Tim Horton's Donut Shop	-	212	30	-	212	30	242	2	2004	11/05
Canandaigua, NY
Tollgate Marketplace	39,765	8,700	61,247	57	8,700	61,304	70,004	5,411	1979/1994	07/04
Bel Air, MD
Town Square Plaza	18,715	9,700	18,264	1,523	9,700	19,787	29,487	704	2004	12/05
Pottstown, PA
Towson Circle	15,648	9,050	17,840	2,527	9,050	20,367	29,417	1,760	1998	07/04
Towson, MD
Traveler's Office Building	4,865	650	7,001	60	650	7,061	7,711	247	2005	01/06
Knoxville, TN
Trenton Crossing	19,307	8,180	19,262	676	8,180	19,938	28,118	1,304	2003	02/05
McAllen, TX
University Square	29,965	1,770	48,074	(4,003)	1,770	44,071	45,841	2,836	2003	05/05
University Heights, OH
University Town Center	5,809	-	9,557	36	-	9,593	9,593	732	2002	11/04
Tuscaloosa, AL
Vail Ranch	13,489	6,200	16,275	-	6,200	16,275	22,475	996	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,740	3,335	7,766	-	3,335	7,766	11,101	543	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainsville	25,148	4,450	36,592	5	4,450	36,597	41,047	1,676	2004	09/05
Gainsville, GA
Village Shoppes at Simonton	7,562	2,200	10,874	(227)	2,200	10,647	12,847	951	2004	08/04
Lawrenceville, GA
Walgreens	3,218	450	5,074	-	450	5,074	5,524	311	2000	04/05
Northwoods, MO
Walgreens	2,600	550	3,580	-	550	3,580	4,130	230	1999	04/05
West Allis, WI
Wal-Mart Supercenter	7,100	1,756	10,914	-	1,756	10,914	12,670	967	1999	07/04
Blytheville, AR
Wal-Mart Supercenter	6,089	2,397	8,089	1	2,397	8,090	10,487	717	1997	08/04
Jonesboro, AR
Walter's Crossing	20,626	14,500	16,914	(70)	14,500	16,844	31,344	258	2005	07/06
Tampa, FL
Watauga Pavilion	19,617	5,185	27,504	(217)	5,185	27,287	32,472	2,597	2003-2004	05/04
Watauga, TX
West Town Market	6,048	1,170	10,488	(4)	1,170	10,484	11,654	575	2004	06/05
Fort Mill, SC
Wickes Furniture Store	5,433	3,200	5,530	5	3,200	5,535	8,735	242	2005	10/05
Murrieta, CA
Wickes Furniture Store	4,964	2,400	5,612	-	2,400	5,612	8,012	326	2005	05/05
Naperville, IL
Wild Oats Marketplace	7,469	3,800	9,155	-	3,800	9,155	12,955	481	2000	07/05
Hinsdale, IL
Wilton Square	27,825	8,200	35,538	13	8,200	35,551	43,751	1,846	2000	07/05
Saratoga Springs, NY
Winchester Commons	7,235	4,400	7,471	(47)	4,400	7,424	11,824	592	1999	11/04
Memphis, TN
Wrangler	11,300	1,219	16,250	(365)	1,219	15,885	17,104	1,427	1993	07/04
El Paso, TX
Zurich Towers	81,420	7,900	121,312	7	7,900	121,319	129,219	9,250	1986-1990	11/04
Schaumburg, IL

Subtotal Wholly-Owned and Consolidated Joint Ventures	4,265,249	1,464,808	5,570,968	113,851	1,462,612	5,687,015	7,149,627	381,456

Other Joint Ventures

Cardiff Hall East	4,996	1,090	7,608	433	1,090	8,041	9,131	865	1990	10/04
Towson, MD
North Plaza	30,800	4,847	39,211	(45)	4,847	39,166	44,013	3,001	1976-1978	12/04
Parkville, MD									renov: 1999-2000

Subtotal Other Joint Ventures	35,796	5,937	46,819	388	5,937	47,207	53,144	3,866

Construction in Progress	11,418	47,575	8,120	-	47,575	8,120	55,695	-

Total Investment Properties	4,312,463	1,518,320	5,625,907	114,239	1,516,124	5,742,342	7,258,466	385,322

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(A Maryland Corporation)

Schedule III (continued)
Real Estate and Accumulated Depreciation

December 31, 2006

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2006 for Federal income tax purposes was approximately $7,409,725 (unaudited).

(C)

Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

	2006	2005	2004

Balance at January 1	$6,648,954	3,229,617	122,720
Purchases of property (1)	664,677	3,643,446	3,308,732
Payments received under master leases	(7,659)	(6,805)	(3,025)
Acquired in-place lease intangibles and customer relationship value	(39,636)	(269,773)	(241,286)
Acquired above market lease intangibles	(3,568)	(22,078)	(42,303)
Acquired below market lease intangibles (1)	(4,302)	74,547	84,779

Balance at December 31	$7,258,466	6,648,954	3,229,617

(E)       Reconciliation of accumulated depreciation:

Balance at January 1	$183,643	36,290	140
SAB 108 cumulative effect adjustment (Note 2)	(851)	-	-
Depreciation expense	202,564	147,353	36,150
Write-off of tenant improvements	(34)	-	-

Balance at December 31	$385,322	183,643	36,290

(1) 2006 additions include adjustments to building and improvements and below market lease intangibles related to the cumulative effect of the adoption of SAB 108, as described in Note 2 to the consolidated financial statements.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements on accounting or financial disclosure during 2006.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2006, our chief executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information which appears under the captions "Proposal No. 1 - Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

Item 11.  Executive Compensation

The information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 11.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the captions "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information which appears under the caption "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.   Principal Accounting Fees and Services

The information which appears under the caption "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for its 2007 Annual Meeting of Shareholders is incorporated by reference into this Item 14.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

(1)

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

    Financial statement schedule for the year ended December 31, 2006 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	69
Real Estate and Accumulated Depreciation (Schedule III)	70

        Schedules not filed:

        All schedules other than those indicated in the index have been omitted as the required information is inapplicable or          the information is presented in the consolidated financial statements or related notes.

(3)

Exhibits:  The following exhibits are filed as part of this document:

EXHIBIT NO.	DESCRIPTION
3.1

Second Amended and Restated Articles of Incorporation of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 3.1 to the Company's Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-11 filed on November 10, 2004 [file No. 333-118860] and incorporated herein by reference.)

3.2.1

Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005. (Included as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 7, 2005 [file No. 333-103799] and incorporated herein by reference.)

4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company Registration Statement on Form S-11 filed March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.5	Independent Director Stock Option Plan. (Included as Exhibit 10.5 to the Company's Registration Statement on Form S-11 filed March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.6

Indemnification Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its directors and executive officers.  (Included as Exhibit 10.6 to the Company Registration Statement on Form S-11 filed March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.517

Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 31, 2006 [File No. 000-51199] and incorporated herein by reference)

10.518

Amended and Restated Share Repurchase Plan of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 14, 2006 [File No. 000-51199] and incorporated herein by reference)

14.1

Inland Western Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 3, 2004 [File No. 333-103799 and incorporated herein by reference)

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and Director
Date:	March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Brenda G. Gujral		/s/ Kenneth H. Beard

By:	Brenda G. Gujral	By:	Kenneth H. Beard
	Chief Executive Officer and Director		Director
Date:	March 1, 2007	Date:	March 1, 2007

	/s/ Steven P. Grimes		/s/ Paul R. Gauvreau

By:	Steven P. Grimes	By:	Paul R. Gauvreau
	Principal Financial Officer		Director
Date:	March 1, 2007	Date:	March 1, 2007

	/s/ Robert D. Parks		/s/ Gerald M. Gorski

By:	Robert D. Parks	By:	Gerald M. Gorski
	Chairman of the Board and Director		Director
Date:	March 1, 2007	Date:	March 1, 2007

	/s/ Frank A. Catalano, Jr.		/s/ Barbara A. Murphy

By:	Frank A. Catalano, Jr.	By:	Barbara A. Murphy
	Director		Director
Date:	March 1, 2007	Date:	March 1, 2007