Form 10-K/A
period 2006-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2007-04-27
CIK 1222840

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  [  ] No [X]

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

Aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, as of June 30, 2006 was $4,417,341,560.

As of February 23, 2007, there were 448,366,255 shares of common stock outstanding.

-i-

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2006 (the "Form 10-K") on March 1, 2007, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the "Proxy Statement").  The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A"), rather than incorporating it into the Form 10-K by reference to the Proxy Statement.  Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, which  have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.3 and 31.4, (c) the certification required by Rule 13a-14(b) of the Securities Exchange Act, as amended, and Section 1350 of the Sarbanes-Oxley Act of 2002, which has been re-executed and re-filed as of the date of this Form 10-K/A as Exhibit 32.2, and (d) the exhibit index set forth in Part IV, Item 15 of the Form 10-K, which has been amended and restated in its entirety as set forth below.

No attempt has been made in this Form 10-K/A to modify or update the other disclosures presented in the Form 10-K.  This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including the exhibits to the Form 10-K, affected by subsequent events.  Information not affected by the amendments described above is unchanged and has not been included herein.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K and our other filings made with the Securities and Exchange Commission.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

Our current directors and executive officers and their positions are as follows:

Name	Age*	Position and office with us

Robert D. Parks	63	Chairman of the Board and Director
Brenda G. Gujral	64	Chief Executive Officer and Director
Kenneth H. Beard	67	Director
Frank A. Catalano, Jr.	45	Director
Paul R. Gauvreau	67	Director
Gerald M. Gorski	64	Director
Barbara A. Murphy	69	Director
Roberta S. Matlin	62	Vice President - Administration
Gary E. Pechter	55	Secretary
Steven P. Grimes	40	Principal Financial Officer and Treasurer

*As of January 1, 2007

The Inland Group, Inc., or Inland, together with its subsidiaries and their affiliates (collectively, the "Inland Affiliated Companies" or the "Inland Organization"), is a fully integrated real estate company providing property management, leasing, marketing, acquisition, disposition, development, redevelopment, syndication, renovation, construction, finance and other related services. Inland Real Estate Investment Corporation or IREIC, a subsidiary of Inland, and one of the Inland Affiliated Companies, is our sponsor and organizer. Inland Western Retail Real Estate Advisory Services, Inc., or our business manager/advisor, is a wholly owned subsidiary of IREIC. Our senior management includes executives of the Inland Affiliated Companies named above.

Robert D. Parks has been our Chairman of the Board and a director since our inception on March 5, 2003. He is a director of The Inland Group, Inc. and one of its four original principals; chairman of the board of Inland Real Estate Investment Corporation, the parent of our business manager/advisor, a director of Inland Securities Corporation, and a director of Inland Investment Advisors, Inc.  Mr. Parks is chairman of the board and a director of Inland American Real Estate Trust, Inc. and president, chief executive officer and a director of Inland Real Estate Corporation.  He is also a director of Inland Real Estate Exchange Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for Inland Real Estate Investment Corporation. He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining the Inland organization, Mr. Parks taught in Chicago’s public schools. He received his B.A. Degree from Northeastern Illinois University and his M.A. Degree from the University of Chicago.  He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers.  He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts.

Brenda G. Gujral, our chief executive officer and a director, is also president, chief operating officer and a director of Inland Real Estate Investment Corporation. She is president, chief operating officer and a director of Inland Securities Corporation - a member firm of the National Association of Securities Dealers (NASD). Mrs. Gujral is a director of Inland Investment Advisors, Inc.; chairman of the board of Inland Real Estate Exchange Corporation; and president and a director of Inland American Real Estate Trust, Inc.

Mrs. Gujral has been with the Inland organization for twenty-six years, becoming an officer in 1982.  Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.  She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses from the NASD and she is a licensed real estate salesperson.  Mrs. Gujral is a member of the National Association of Real Estate Investment Trust, the Financial Planning Association, the Foundation for Financial Planning and the National Association for Female Executives.

Kenneth H. Beard has been one of our directors since our inception on March 5, 2003. He is president and chief executive officer of Midwest Mechanical Group, a mechanical construction and service company.   From 1999-2002 he was president and chief executive officer of Exelon Services, a subsidiary of Exelon Corporation, where he had responsibility for financial performance including being accountable for creating business strategy, growing the business through acquisition, integrating acquired companies and developing infrastructure for the combined acquired businesses.  Prior to that position, from 1974 to 1999, Mr. Beard was the founder, president and chief executive officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning company providing innovative and cost effective construction services and solutions for commercial, industrial, and institutional facilities.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment having positions in sales, sales management and general management.

Mr. Beard holds a MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer.  He is chairman of the foundation board of the Wellness House in Hinsdale, Illinois, a cancer support organization and serves on the Dean’s Advisory Council of the University of Kentucky, School of Engineering.  Mr. Beard is a past member of the Oak Brook, Illinois Plan Commission (1981-1991) and a past board member of Harris Bank, Hinsdale, Illinois (1985-2004).

Frank A. Catalano, Jr. has been one of our directors since our inception on March 5, 2003. He has served as president of Catalano & Associates since 1999.  Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking.  Since 2002, he has been a vice president of American Home Mortgage Company.  Prior to that, Mr. Catalano was a regional manager at Flagstar Bank.  He also was president and chief executive officer of CCS Mortgage, Inc. from 1995 through 2000, when Flagstar Bank acquired it.

Mr. Catalano is a member of the Elmhurst, IL Chamber of Commerce and its past chairman of the board. He is also a member of the Elmhurst Jaycees, Elmhurst Hospital Board of Governors, Elmhurst Kiwanis and is currently the President of Elmhurst Historical Museum Commission.  Mr. Catalano holds a mortgage broker’s license.

Paul R. Gauvreau has been one of our directors since our inception on March 5, 2003. He is the retired chief financial officer, financial vice president and treasurer of Pittway Corporation, a New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment, from 1966 until its sale to Honeywell, Inc. in 2001.  He was president of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He was a financial consultant to Honeywell, Inc.; Genesis Cable, L.L.C.; and ADUSA, Inc. through 2004 He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products, from 1998 until its merger with Safenet, Inc. in February 2003.

Mr. Gauvreau holds a MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees and chairman of the finance committee of Benedictine University, Lisle, Illinois and a member of the board of directors and vice president of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Gerald M. Gorski has been one of our directors since July 1, 2003. He has been a partner in the law firm of Gorski and Good, Wheaton, Illinois since 1978.  Mr. Gorski’s practice is limited to governmental law.  His firm represents numerous units of local government in Illinois and Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois.  He received a Bachelor of Arts degree from North Central College with majors in Political Science and Economics and a Juris Doctor degree from DePaul University Law School where he was placed on the Deans Honor List.  Mr. Gorski serves as the Vice-Chairman of the Board of Commissioners for the DuPage Airport Authority.  Further, Mr. Gorski has also served as Chairman of the Board of Directors of the DuPage National Technology Park.  He has written numerous articles on various legal issues facing Illinois municipalities; has been a speaker at a number of municipal law conferences and is a member of the Illinois Bar Association, the Institute for Local Government Law and the International Municipal Lawyers Association.

Barbara A. Murphy has been one of our directors since July 1, 2003. She is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board. Ms. Murphy is a Milton Township Trustee and a committeeman for Milton Township Republican Central Committee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force, and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As an active volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop before retiring in 1981.

Roberta S. Matlin joined Inland Real Estate Investment Corporation (IREIC) in 1984 as director of investor administration and currently serves as senior vice president of IREIC, directing its day-to-day internal operations.  Ms. Matlin is a director of IREIC, a director and president of Inland Investment Advisors, Inc., and Intervest Southern Real Estate Corporation, and a director and vice president of Inland Securities Corporation. She is the president of Inland American Advisory Services, Inc.  Since 2003, she has been our vice president of administration and since 2004, vice president of administration of Inland American Real Estate Trust, Inc.   She was vice president of administration of Inland Real Estate Corporation from 1995 until 2000 and of Inland Retail Real Estate Trust, Inc. from 1998 until 2004.  From June 2001 until April 2004, she was a trustee and executive vice president of Inland Mutual Fund Trust.  Prior to joining the Inland organization, she worked for the Chicago Region of the Social Security Administration of the United States Department of Health and Human Services.  Ms. Matlin is a graduate of the University of Illinois.  She holds Series 7, 22, 24, 39, 63 and 65 licenses from the National Association of Securities Dealers, Inc.

Gary E. Pechter  was elected as our Secretary effective November 8, 2005. Mr. Pechter joined The Inland Group, Inc. (TIGI) in February 1985. He is currently senior vice president of TIGI and assistant general counsel with The Inland Real Estate Group (TIREG) law department.  Mr. Pechter is involved in all aspects of TIGI’s business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters, litigation management and supervisory responsibilities of paralegals and younger attorneys in TIREG’s law department.  He received his B.S. Degree in Psychology from the University of Illinois at Champaign in 1972 and a J.D. from the John Marshall Law School in 1977.  Prior to joining TIGI, Mr. Pechter worked for MAT Associates, a hotel developer, and Pioneer National Title Insurance Company.  He is also a licensed real estate broker.

Steven P. Grimes joined Inland Real Estate Investment Corporation as chief financial officer of Inland Western Retail Real Estate Advisory Services, Inc., our business manager/advisor, in February 2004. Since that time, Mr. Grimes has held the positions of our principal financial officer and treasurer. During his time as principal financial officer, Mr. Grimes has overseen the acquisition of over $7.7 billion in real estate assets and over $4.2 billion in financings and has led our SEC and Sarbanes Oxley compliance efforts.  Prior to joining the Inland organization, Mr. Grimes was a director with Cohen Financial, a mortgage brokerage firm, and was a senior manager with Deloitte in their Chicago-based real estate practice. Mr. Grimes received his B.S. Degree in Accounting from Indiana University and is a Certified Public Accountant (CPA).  Mr. Grimes is a member of the AICPA and the Illinois CPA Society. Previously Mr. Grimes has served on accounting subcommittees of NCREIF and PREA.

Election of Directors

The election of members of the Board of Directors is conducted on an annual basis.  Each individual elected to the Board of Directors serves a one-year term or until his or her successor is elected and qualified.  Accordingly, the term of office of each of our directors will expire at the annual meeting of shareholders to be held later this year.  It is anticipated that at such meeting each current director will be nominated to stand for re-election as a director to hold office until our annual meeting of shareholders in 2008 or until his successor is elected and qualified.  We have no reason to believe that any of the anticipated nominees will be unable or unwilling to serve if elected.

Audit Committee of the Board of Directors

Our Board of Directors has established an Audit Committee comprised of Messrs. Beard, Gauvreau and Gorski.  Mr. Gauvreau serves as the chair of the Audit Committee and qualifies as our "financial expert" under the rules of the Securities and Exchange Commission.  Although the Company is not listed on the New York Stock Exchange, each of these three directors would satisfy the definition of "independent" under the New York Stock Exchange's listing standards and under the Sarbanes-Oxley Act.

The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by and the independence of our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls.  The Audit Committee held five meetings in 2006.

Corporate Governance Documents

On October 12, 2004, our Board of Directors unanimously adopted the following corporate governance documents (each of which applies to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions):

•

Code of Business Conduct and Ethics,

•

Nonretaliation Policy, and

•

Complaint Procedures for Accounting and Auditing Matters.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the Securities and Exchange Commission (SEC) and to furnish us with copies of all statements they file. Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2006 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

We have no employees and our executive officers do not receive any compensation in any form (either cash, equity awards or prerequisites) from us for their services as our officers.  Our executive officers are employees of one or more of the Inland Affiliated Companies with whom we have agreements to pay fees for services provided to us.  The fees we pay to those entities are determined on an aggregate basis and we believe that the amount of fees do not directly determine the compensation ultimately paid to our executive officers (in their capacities as employees of one or more of the Inland Affiliated Companies, not in their capacities as executive officers of ours) by the relevant Inland Affiliated Company.  Rather, our executive officers are compensated by the relevant Inland Affiliated Company, in part, for the services rendered by those individuals to us.  We however have not been contacted by our business manager/advisor or it affiliates with respect to, and have not had any input into, these compensation decisions.  We pay our business manager/advisor and its affiliates (which are Inland Affiliated Companies) fees for services provided to us by those entities, and those entities (none of which we own or control) determine how to use those fees for compensating their employees, among other uses.  Such fees are described below under “Certain Relationships and Related Transactions.”

We do not own or control our business manager/advisor and its affiliates.  As such, we do not have any input into how they pay our executive officers in their capacities as employees of our business manager/advisor and its affiliates.  Similarly, we do not know (or have control over) what the objectives of our business manager/advisor and its affiliates are with respect to their compensation programs, what those compensation programs are designed to reward, what elements are included in those compensation programs, why those entities chose to pay each element included in their compensation programs, how those entities determine the amount (and, where applicable, the formula) for each element to pay, or how each compensation element and those entities’ decisions regarding that element fit into those entities’ overall compensation objectives and affect decisions regarding other elements.  Further we do not currently have any policies, procedures or guidelines in place regarding employee compensation.  We do not know what role if any our executive officers play in executive compensation decisions.

We do not have a standing Nominating Committee of the Board of Directors. The Board of Directors itself serves in those capacities. We do not have a Compensation Committee because, as described above, we do not pay our executive officers any compensation and we have no employees and therefore have no need to make compensation decisions.

Compensation Committee Interlocks and Insider Participation

We have no Compensation Committee.  As we have no employees, there are no compensation decisions to be made by a compensation committee.  During the year ended December 31, 2006, none of our executive officers served as a director or a member of the compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors.

Compensation Committee Report

As discussed above, we have no employees and no Compensation Committee.

2006 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Robert D. Parks (1)	-	-	-
Brenda G. Gujral (1)	-	-	-
Kenneth H. Beard	33,750	350	34,100
Frank A. Catalano, Jr.	30,200	350	30,550
Paul R. Gauvreau	37,850	350	38,200
Gerald M. Gorski	34,950	350	35,300
Barbara A. Murphy	31,250	350	31,600

(1)  Mr. Parks and Ms. Gujral do not receive any fees or other remuneration for serving as our directors.

Base Compensation. With the exception of Mr. Parks and Mrs. Gujral, we pay each of our directors an annual fee of $15,000.  In addition, with the exception of Mr. Parks and Ms. Gujral, each director receives $500 for attending in person, or $350 for attending by telephone each meeting of our Board and $1,000 for attending, whether in person or via telephone or for special meetings. Messrs. Beard, Gauvreau and Gorski are members of the Audit Committee and each receive $750 for attending an audit committee meeting in person or $500 for attending via telephone.

Options. Under our Independent Director Stock Option Plan, each non-employee director (as defined under Rule 16b-3 of the Securities Exchange Act of 1934) is entitled to be granted an option to acquire 3,000 shares as of the date they become a director and an option to acquire an additional 500 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2004 so long as the director remains a member of the Board of Directors on such date. The options for the initial 3,000 shares are all currently exercisable. The options granted as of each annual stockholders’ meeting become fully exercisable on the second anniversary of the date of grant. Options granted will be exercisable at $8.95 per share. As of December 31, 2006, no options to acquire shares had been exercised or expired and options to acquire 22,500 shares were outstanding.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information as of April 20, 2007, regarding the number and percentage of shares beneficially owned by: (i) each director; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of April 20, 2007, no stockholder beneficially owned more than 5% of our outstanding shares.  As of April 20, 2007, we had approximately 116,000 stockholders of record and 448,850,582 shares of common stock outstanding.

Name and Address Of Beneficial Owner (1)	Number Of Shares Beneficially Owned (2)		Percent Of Class
Robert D. Parks	178,935.2033	(3)	*
Brenda G. Gujral	-		*
Kenneth H. Beard	62,377,4778	(4)	*
Frank A. Catalano, Jr.	7,097.3820	(4)	*
Paul R. Gauvreau	115,731.8440	(4)	*
Gerald M. Gorski	6,337.5294	(4)	*
Barbara A. Murphy	4,000.0000	(4)	*
Roberta S. Matlin	320.6618		*
Gary E. Pechter	-		*
Steven P. Grimes	-		*
All Directors and Executive Officers as a group (10 persons)	374,800.0983	(3)	*

* Less than 1%

(1)

The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, IL  60523.

(2)

Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them.

(3)

Includes 20,000 shares owned by our business manager/advisor. Our business manager/advisor is a wholly-owned subsidiary of our sponsor, which is an Inland Affiliated Company. Mr. Parks is a control person of Inland and disclaims beneficial ownership of the shares owned by our business manager/advisor.

(4)

Includes 4,000 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	-	-	-
Equity Compensation Plans Not Approved by Security Holders	22,500	$8.95	52,500

Item 13.   Certain Relationships and Related Transactions, and Director Independence (Amounts in thousands)

Transactions with Affiliates

Our articles of incorporation impose restrictions on transactions between us and our business manager/advisor, sponsor and any director or their affiliates as follows:

•

Sales and Leases to Us.  We will not purchase property from our sponsor, business manager/advisor, directors or any of their affiliates, unless a majority or our disinterested directors, including a majority of our disinterested independent directors, approves it as fair and reasonable for us.  The price to us can be no greater than the cost of the asset to our sponsor, adviser, director or their affiliate.  If our price to us is greater than such cost, there must be substantial, reasonable justification for the excess cost.  In no event will our cost for the property exceed its appraised value at the time we acquired it.

•

Sales and Leases to Sponsor, Business Manager/Advisor, Director or any Affiliate.  Our sponsor, business manager/advisor, directors or any of their affiliates will not acquire assets from us unless a majority of disinterested directors, including a majority of our disinterested independent directors, approves the transaction as being fair and reasonable to us.  We may lease assets to our sponsor, business manager/advisor, director or any of their affiliates, but still only if a majority of our disinterested directors, including a majority of our disinterested independent directors, approves it as fair and reasonable to us.

•

Loans.  We will not make loans to our sponsor, business manager/advisor, directors or any of their affiliates except as provided in clauses (4) and (6) under " –– Restrictions on Investments" within our Prospectus, or to our wholly owned subsidiaries.  Also, we may not borrow money from our sponsor, business manager/advisor, director or any of their affiliates, unless a majority of our disinterested directors, including a majority of our disinterested independent directors, approves the transaction as fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

Investments.  We will not invest in joint ventures with our sponsor, business manager/advisor, directors or any of their affiliates, unless a majority of our disinterested directors, including a majority of our disinterested independent directors, approves the transaction as fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures.  Neither can we invest in equity securities unless a majority of our disinterested directors, including a majority of our disinterested independent directors, approves the transaction as being fair, competitive and commercially reasonable.

•

Other Transactions.  All other transactions between us and our sponsor, business manager/advisor, directors or any of their affiliates, require approval by a majority of our disinterested directors, including a majority of our disinterested independent directors, as being fair and reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Services Provided by Affiliates of Our Business Manager/Advisor

During our offering periods, our business manager/advisor and its affiliates were entitled to reimbursement for salaries and expenses of certain employees of our business manager/advisor and its affiliates relating to our offerings. In addition, an affiliate of our business manager/advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with the offerings. Such offering costs were offset against the stockholders' equity accounts. Such costs totaled $444,531 and $444,566, of which $177 remained unpaid at December 31, 2005.  No amounts remained unpaid as of December 31, 2006.  Pursuant to the terms of the offerings, the business manager/advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

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

An affiliate of our business manager/advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon our assets invested at December 31, 2006 and 2005, the fee was equal to .75% per annum (paid monthly) of aggregate assets invested. We incurred fees totaling $1,961 and $536 for the years ended December 31, 2006 and 2005, respectively. Fees of $362 and $100 remained unpaid at December 31, 2006 and 2005, respectively. No such fees were incurred during the year ended December 31, 2004 as these services were not provided during that period.

An affiliate of our business manager/advisor provides loan servicing to us for an annual fee.  Prior to May 1, 2005, the agreement allowed for annual fees totaling .03% of the first $1,000,000 in mortgage balances outstanding and .01% of the remaining mortgage balances, payable monthly. Effective May 1, 2005, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced. Effective April 1, 2006, the agreement was amended again so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $696, $534 and $141 for the years ended December 31, 2006, 2005 and 2004, respectively.  Fees of $24 and $42 remained unpaid as of December 31, 2006 and 2005, respectively.

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

Director Independence

Each member of our Board of Directors, other than Mr. Parks, Ms. Gujral and Mr. Catalano, would satisfy the definition of “independent” under the New York Stock Exchange’s listing standards and under the Sarbanes-Oxley Act.

Item 14.   Principal Accounting Fees and Services

The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2006 and 2005, and fees for other services rendered by it:

	Fiscal Year 2006	Fiscal Year 2005
Audit Fees (1)	$882,700	$747,400
Audit Related Fees (2)	-	475,346
Tax Fees (3)	203,150	141,200
All Other Fees	-	-

Total Fees	$1,085,850	$1,363,946

_____________________

(1)

Audit fees include the financial statement audit and internal controls over financial reporting audit fees.

(2)

Audit related fees include the review of documents and issuance of accountant’s consent related to documents filed with the SEC and audits related to Rule 3-14 of Regulation S-X.

(3)

Tax fees consist of fees for review of federal and state income tax returns.

The Audit Committee reviews and approves in advance the terms of and compensation for both audit and non-audit services to be provided by KPMG LLP.  This duty has been delegated to the Chairman of the Audit Committee with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting. Approval of non-audit services will be disclosed in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.  Prohibited Non-Audit Services shall be as set forth in the rules promulgated by the SEC, including: (i) bookkeeping or other services related to the accounting records or financial statements of the audit client; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment advisor or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Public Company Accounting Oversight Board prohibits through regulation.

The Audit Committee approved 100% of the fees described above.

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

(1)

The consolidated financial statements of the Company are set forth in Item 8 of the Form 10-K.

(2)

Financial Statement Schedules:

Financial statement schedules for the year ended December 31, 2006 were submitted with the Form 10-K.

Valuation and Qualifying Accounts (Schedule II)
Real Estate and Accumulated Depreciation (Schedule III)

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(3)

Exhibits:  The following exhibits are filed as part of, or incorporated by reference into, this document:

EXHIBIT NO.	DESCRIPTION

3.1	Third Articles of Amendment and Restatement of Inland Western Retail Real Estate Trust, Inc. (filed herewith).

3.2.1

Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005. (Included as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 7, 2005 [file No. 333-103799] and incorporated herein by reference.)

4.1	Specimen Certificate for the Shares. (Included as Exhibit 4.1 to the Company Registration Statement on Form S-11 filed March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.5	Independent Director Stock Option Plan. (Included as Exhibit 10.5 to the Company's Registration Statement on Form S-11 filed March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.6

Indemnification Agreements by and between Inland Western Retail Real Estate Trust, Inc. and its directors and named executive officers (filed herewith):

(a)

Kenneth H. Beard

(f)

Brenda G. Gujral

(b)

Frank A. Catalano, Jr.

(g)

Roberta S. Matlin

(c)

Paul R. Gauvreau

(h)

Barbara A. Murphy

(d)

Gerald M. Gorski

(i)

Robert D. Parks

(e)

Steven P. Grimes

(j)

Gary E. Pechter

10.517

Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed July 31, 2006 [File No. 000-51199] and incorporated herein by reference.)

10.518

Amended and Restated Share Repurchase Plan of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed December 14, 2006 [File No. 000-51199] and incorporated herein by reference.)

14.1	Inland Western Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics (filed herewith).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.4	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.2	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer and Director
Date:	April 27, 2007