Form 10-Q
period 2007-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2007-05-15
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 For The Quarterly Period Ended March 31, 2007
or
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000-51199

Inland Western Retail Real Estate Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)

Registrant’s telephone number, including area code: 630-218-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes [X]   No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act).

Large accelerated filer [   ]

Accelerated filer  [   ]

Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]   No [X]

As of May 11, 2007, there were 449,724,203 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

-i-

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets

March 31, 2007 and December 31, 2006

(In thousands, except per share amounts)

Assets

	March 31,
	2007	December 31,
	(Unaudited)	2006
Investment properties:
Land	$1,487,612	$1,468,549
Building and other improvements	5,750,069	5,734,222
Developments in progress	68,462	55,695
	7,306,143	7,258,466
Less accumulated depreciation	(430,564)	(385,322)

Net investment properties	6,875,579	6,873,144

Cash and cash equivalents (including cash held by management
companies of $63,569 and $16,418, respectively)	171,729	227,751
Restricted escrows	52,280	42,755
Investment in marketable securities	283,379	281,262
Investments in unconsolidated joint ventures	74,775	83,645
Accounts and rents receivable (net of allowance
of $6,957 and $4,323, respectively)	124,662	117,193
Notes receivable	135,328	129,905
Acquired in-place lease and customer relationship value (net of accumulated amortization of $111,895 and
$99,852, respectively)	445,934	456,117
Acquired above market lease intangibles (net of accumulated
amortization of $17,976 and $17,603, respectively)	51,458	51,688
Loan fees and leasing fees (net of accumulated
amortization of $12,511 and $12,049, respectively)	31,261	31,007
Prepaid expenses and other assets	30,626	33,807

Total assets	$8,277,011	$8,328,274

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets
(continued)
March 31, 2007 and December 31, 2006

(In thousands, except per share amounts)

Liabilities and Shareholders’ Equity

	March 31,
	2007	December 31,
	(Unaudited)	2006
Liabilities:
Mortgages and notes payable	$4,383,456	$4,313,223
Accounts payable and accrued expenses	13,241	10,652
Accrued interest payable	16,552	16,648
Accrued real estate taxes	25,096	22,172
Distributions payable	23,991	23,901
Prepaid rental and recovery income	23,832	21,434
Other financings	53,710	89,435
Acquired below market lease intangibles (net of accumulated
amortization of $23,610 and $21,645, respectively)	132,525	138,953
Restricted escrows liability	24,747	15,405
Other liabilities	25,367	33,112

Total liabilities	4,722,517	4,684,935

Minority interests	109,353	134,775

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
448,078 and 446,396 issued and outstanding at
March 31, 2007 and December 31, 2006, respectively	448	446
Additional paid-in capital	4,015,034	3,996,598
Accumulated distributions in excess of net income	(569,406)	(489,870)
Accumulated other comprehensive (loss) income	(935)	1,390
Total shareholders' equity	3,445,141	3,508,564

Total liabilities and shareholders' equity	$8,277,011	$8,328,274

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenues:
Rental income	$148,665	$138,839
Tenant recovery income	38,171	29,523
Other property income	3,874	2,400

Total revenues	190,710	170,762

Expenses:
Property operating expenses	37,973	27,773
Real estate taxes	23,596	18,227
Depreciation and amortization	67,642	62,434
Provision for asset impairment	13,560	-
General and administrative expenses	4,104	2,867
Advisor asset management fee	-	9,500

Total expenses	146,875	120,801

Operating income	43,835	49,961

Dividend income	5,042	9,349
Interest income	4,776	5,126
Minority interests	5,836	588
Interest expense	(55,686)	(52,433)
Realized (loss) gain on investment securities	(4,279)	345
Equity in losses of unconsolidated entities	(1,108)	(939)
Other expense	(6,040)	(59)

Net (loss) income	(7,624)	11,938

Other comprehensive income:
Unrealized loss on investment securities	(6,716)	(501)
Other than temporary loss on investment security	4,391	-

Comprehensive (loss) income	$(9,949)	$11,437

Net (loss) income per common share, basic and diluted	$(.02)	$.03

Weighted average number of common shares
outstanding - basic and diluted	447,852	437,826

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statement of Shareholders' Equity

For the Three Months Ended March 31, 2007

(Unaudited)

(In thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid in	In Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	(Loss) Income	Total

Balance at December 31, 2006	446,396	$446	$3,996,598	$(489,870)	$1,390	$3,508,564

Net loss	-	-	-	(7,624)	-	(7,624)

Unrealized loss on investment securities	-	-	-	-	(6,716)	(6,716)

Other than temporary loss on investment security	-	-	-	-	4,391	4,391

Distributions declared ($.16 per weighted number of
common shares outstanding)	-	-	-	(71,912)	-	(71,912)

Distribution Reinvestment Program (DRP)	3,845	4	38,449	-	-	38,453

Share Repurchase Program (SRP)	(2,163)	(2)	(20,013)	-	-	(20,015)

Balance at March 31, 2007	448,078	$448	$4,015,034	$(569,406)	$(935)	$3,445,141

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006

(Unaudited)

 (In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(7,624)	$11,938
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	67,642	62,434
Provision for asset impairment	13,560	-
Amortization of loan fees	2,352	1,736
Amortization of acquired above and below market lease intangibles	(1,254)	(760)
Straight-line rental income	(4,054)	(5,256)
Straight-line ground lease expense	1,013	888
Minority interests	(5,836)	(588)
Loss on redemption of minority interests	5,889	-
Equity in losses of unconsolidated entities	1,108	939
Realized loss (gain) on investment securities	4,279	(345)
Write-off of accounts and rents receivable	1,029	190
Adjustment for cumulative effect of adopting SAB 108	-	(938)
Changes in assets and liabilities:
Accounts and rents receivable, net	(5,020)	(7,113)
Prepaid expenses and other assets	(218)	4,559
Accounts payable and accrued expenses	3,548	(94)
Accrued interest payable	(96)	1,374
Accrued real estate taxes	2,961	3,638
Prepaid rental and recovery income	2,626	2,928
Other liabilities	(7,531)	207
Net cash provided by operating activities	$74,374	$75,737

Cash flows from investing activities:
Purchase of marketable securities	$(8,721)	$(53,038)
Purchase of other investments	-	(40,000)
Restricted escrows	(1,606)	(7,254)
Purchase of investment properties	(103,724)	(133,542)
Acquired in-place lease intangibles and customer relationship value	(7,585)	(10,004)
Acquired above market leases	(2,240)	(179)
Acquired above below leases	4,092	4,405
Investment in development projects	(13,645)	(709)
Contributions from minority interests	3,442	7,044
Distributions to minority interests	(4,585)	(4,061)
Redemption of minority interests	(2,581)	-
Investment in unconsolidated joint ventures	(3,033)	21
Payments received under master lease agreements	1,157	2,078
Payment of leasing fees	(490)	(203)
Funding of notes receivable	(6,183)	(13,504)
Payoff of notes receivable	760	-
Net cash used in investing activities	$(144,942)	$(248,946)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(continued)

For the Three Months Ended March 31, 2007 and 2006

(In thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from financing activities:
Shares repurchased through SRP	$(21,069)	$(6,331)
Payment of offering costs	-	76
Proceeds from margin debt related to investment securities	49,616	24,831
Proceeds from mortgages and notes payable	299,850	190,433
Principal payments on mortgages and notes payable	(652)	(517)
Lump-sum payoffs of mortgages and notes payable	(242,648)	-
Payment of loan fees and deposits	643	(596)
Other financings	(37,825)	-
Distributions paid, net of distributions reinvested	(33,369)	(32,225)
Net cash provided by financing activities	$14,546	$175,671

Net (decrease)/increase in cash and cash equivalents	(56,022)	2,462
Cash and cash equivalents, at beginning of period	227,751	298,847
Cash and cash equivalents, at end of period	$171,729	$301,309

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized of
$1,019 and $17, respectively)	$54,449	$49,340

Increase in restricted cash asset and liability	$9,342	$4,068

Decrease (increase) in share repurchase program liability	$1,054	$(2,725)

Purchase of investment properties, including earnout fundings	$(105,824)	$(133,154)
Other financings	2,100	1,715
Non-cash purchase price adjustments	-	(2,919)
Development in progress placed in service	-	816
	$(103,724)	$(133,542)

Distributions payable	$23,991	$23,498

Distributions reinvested	$38,453	$38,379

Redemption of minority interests:
Land	$5,937	$-
Building and other improvements, net of accumulated depreciation	43,090	-
Investments in unconsolidated joint ventures	10,795	-
Acquired in-place and above market lease intangibles	3,203	-
Other assets	2,436	-
Mortgages and notes payable	(35,933)	-
Acquired below market lease intangibles	(7,339)	-
Other liabilities	(438)	-
Minority interests	(24,332)	-
	$(2,581)	$-

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2006, which are included in our 2006 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of March 31, 2007, the Company had issued 34,862 shares through its distribution reinvestment program ("DRP") for $335,040 and had repurchased a total of 8,767 shares through its share repurchase program ("SRP") for an aggregate cost of $82,744.  As a result, the Company had total shares outstanding of 448,078 and had realized total net offering proceeds, before offering costs of $4,472,189 as of March 31, 2007.

The Company is qualified and has elected to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxed on its net income at regular corporate rates. The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.

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

All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts and number of properties.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies ("LLCs") and limited partnerships ("LPs").  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).

The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own sixteen of the operating properties in its portfolio.  The Company has also made investments in six real estate development joint ventures.  All of these entities are considered variable interest entities as defined in FIN 46(R) and, with the exception of two development joint ventures, the Company is considered the primary beneficiary.  Therefore, these entities, with the exception of two development joint ventures, are consolidated by the Company. Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other Financings” in the accompanying consolidated financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LLP agreements.  Outside ownership interests of $37,825 in two entities previously included in “Other Financings” were redeemed by the Company during the three months ended March 31, 2007.  Such redemption was treated as a debt extinguishment for financal reporting purposes.

The Company is the controlling member in various consolidated entities. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of its assets warrant a distribution based on the agreements.

On March 1, 2007, the Company transferred real estate and investments in unconsolidated joint ventures to certain joint venture partners in redemption of their interest in the ventures.  The transactions were accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) of $30,221 in excess of the book value of the joint venture partner minority interest balance of $24,332 recognized as a loss on redemption of minority interest.  Such loss of $5,889 is included in "Other Expense" in the accompanying consolidated statement of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreements.

For the remaining minority interest partners, the amount of any actual distributions in the partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales.  If the entities' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the minority interest holders in partially owned properties. In accordance with the disclosure provisions of SFAS 150, the Company estimates the value of minority interest distributions exceeded their book value by approximately $5,400 at March 31, 2007.

The Company has entered into an agreement with a LLC formed as an insurance association captive (“Captive”), which is wholly owned by the Company and two affiliated entities: Inland Real Estate Corporation and Inland American Real Estate Trust, Inc. and one unaffiliated entity.  The Captive is serviced by an affiliate, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter. The Company entered into the agreement to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program. The Captive was capitalized with $750 in cash, of which the Company's initial contribution was $188. Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its individualized loss experiences. The Captive insures a portion of the members’ property and general liability losses. These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer. It has been determined that under FIN 46 (R), the Captive is a variable interest entity and the Company is the primary beneficiary. Therefore, the Captive has been consolidated by the Company. The other members’ interests are reflected as minority interest in the accompanying consolidated financial statements.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of “Accounts and Rents Receivable” in the accompanying consolidated balance sheets.

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

Marketable Securities and Other Investments:  All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

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

Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred.

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

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $14,390 and $13,349 for the three months ended March 31, 2007 and 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 and $65 for the three months ended March 31, 2007 and 2006, respectively.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $1,927 and $2,048 was applied as a reduction to rental income for the three months ended March 31, 2007 and 2006, respectively.  Amortization pertaining to the below market lease costs of $3,181 and $2,808 was applied as an increase to rental income for the three months ended March 31, 2007 and 2006, respectively.

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

Loan fees are amortized using the effective interest method over the life of the related loans as a component of interest expense.

Differences between the carrying amounts of investments in unconsolidated joint ventures and the Company's equity in the underlying assets are depreciated on a straight-line basis over the useful lives of the joint venture assets to which such differences are allocated.

In accordance with the SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made in valuing each property.   This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  The Company’s analysis resulted in a provision for asset impairment of $13,560 for the three months ended March 31, 2007.  (See Note 14 - Provision for Asset Impairment).

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

Development Projects:  We capitalize costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements. Development payables of $1,659 as of March 31, 2007, consist of costs incurred and not yet paid pertaining to the development projects and are included in “Accounts Payable and Accrued Expenses” in the accompanying consolidated financial statements.

Partially-Owned Entities:   If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R) and that its variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then it will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. GAAP.  Finally, the Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity. However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity even if it has greater than a 50% ownership interest.

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for the notes.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter. Based upon the Company's judgment, no notes receivable were impaired as of March 31, 2007.

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

Rental Expense:  Rental expense associated with land that the Company leases under non-cancelable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and cash rent paid under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of “Other Liabilities” in the accompanying consolidated balance sheets.

Restricted Escrows: Restricted escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met. Restricted escrows also consist of lenders' escrows and funds restricted through joint venture arrangements.

Stock Options:  The Company adopted SFAS No. 123(R): Share-Based Payment on January 1, 2006. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123: Accounting for Stock-Based Compensation.  The provisions of SFAS No. 123(R) have not and are not expected to have a significant impact on the Company's accompanying consolidated financial statements.  The Company applied the fair value method of accounting as prescribed by SFAS No. 123 for its stock options granted to its independent directors.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

Fair Value of Debt: The carrying amount of the Company's debt and other financings is approximately $95,847 higher than its fair value. The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Adoption of SAB No. 108

In adopting SAB No.108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the year ended December 31, 2006, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach. In doing so, the Company identified three misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method.

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

As a result of applying the guidance in SAB 108 during the year ended December 31, 2006, the Company recorded a reduction of $4,693 to shareholders’ equity (accumulated distributions in excess of net income) in its opening 2006 balance sheet to correct the effect of the errors associated with the recording of below market lease intangibles and recognition of ancillary taxes, related to 2004 and 2005.

In addition, net income for the three months ended March 31, 2006, increased $643 from the information previously reported due to adjustments identified in the fourth quarter of 2006 upon the adoption of SAB 108.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  The Company is currently evaluating the application of this Statement and its effect on the Company’s consolidated financial statements.

(3)  Transactions with Affiliates

During the offering periods, the Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the Company's offerings. In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from the Company in connection with the offerings.  Such offering costs were offset against the shareholders' equity accounts.  Such costs totaled $444,531 at both March 31, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company's administration and acquisition of properties. The costs of these services are included in general and administrative expenses or capitalized as part of the property acquisitions.  For the three months ended March 31, 2007 and 2006, the Company incurred $1,503 and $894, respectively.  Of these costs, $835 and $667 remained unpaid as of March 31, 2007 and December 31, 2006, respectively, and are included in “Accounts Payable and Accrued Expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested. Based upon the Company’s assets invested at March 31, 2007 and 2006, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  The Company incurred fees totaling $524 and $402 for the three months ended March 31, 2007 and 2006, respectively.  Such fees are included in “General and Administrative Expenses” in the accompanying consolidated statements of operations.  As of March 31, 2007 and December 31, 2006, $350 and $362, respectively, remained unpaid and are included in “Accounts Payable and Accrued Expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee.  Such costs are included in “General and Administrative Expenses” in the accompanying consolidated statements of operations.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $172 and $195 for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007 and December 31, 2006, $14 and $24, respectively, remained unpaid and are included in “Accounts Payable and Accrued Expenses” in the accompanying consolidated balance sheets.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company's behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2007 and 2006, the Company paid loan fees totaling $589 and $434, respectively, to this affiliate.  As of March 31, 2007 and December 31, 2006, none remained unpaid.

The Company may pay an annual advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor. Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company's real estate assets plus the Company's loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of the Company's average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company's average invested assets, maximum fees of $19,640 and $18,019 were allowed for the three months ended March 31, 2007 and 2006, respectively.  The Company accrued fees to its Business Manager/Advisor totaling $9,500 for the three months ended March 31, 2006.  The Business Manager/Advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  As of March 31, 2007 and December 31, 2006, $0 and $9,000, respectively, remained unpaid and are included in “Other Liabilities” in the accompanying consolidated balance sheets.  The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis. Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time.  For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $8,587 and $7,216 for the three months ended March 31, 2007 and for 2006, respectively.  As of March 31, 2007 and December 31, 2006, $2,606 and none remained unpaid and are included in “Accounts Payable and Accrued Expenses” in the accompanying consolidated balance sheets.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

As of March 31, 2007, the Company was due funds from affiliates of $300 for costs paid by the Company on their behalf.

In 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT"), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. ("Inland American"), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to the Company with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 the Company had invested.  The series C preferred shares, while outstanding, entitled the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary.  Due to the Company’s lack of influence over the operating and financial policies of the investee, this investment was accounted for under the cost method in which investments are recorded at their original cost.  The Company earned $4,543 in dividend income related to this investment during the three months ended March 31, 2006, which is included in “Dividend Income” in the accompanying consolidated statements of operations.

The Company entered into an arrangement with Inland American whereby the Company was paid to guarantee customary non-recourse carve out provisions of Inland American's financings until such time as Inland American reached a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements under FIN No.45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year. The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $51 for three months ended March 31, 2006, all of which had been received as of that date.  The Company was released from all obligations under this arrangement during 2006.

(4)  Marketable Securities

Investment in marketable securities of $283,379 and $281,262 as of March 31, 2007 and December 31, 2006 respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Of the investment securities held as of March 31, 2007 and December 31, 2006, the Company had accumulated other comprehensive (losses) gains of $(935) and $1,390, respectively.  Net unrealized losses were equal to $2,325 and $501 for the three months ended March 31, 2007 and 2006, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three months ended March 31, 2007, the Company realized a loss of $4,391 related to a decline in value of one investment security which was determined to be other than temporary.  In addition, during the three months ended March 31, 2007 and 2006, the Company realized gains of $112 and $345 on the sales of securities.  Dividend income is recognized when earned.  During the three months ended March 31, 2007 and 2006, dividend income of $5,042 and $4,806, respectively, was earned on marketable securities and is included in “Dividend Income” in the accompanying consolidated statements of operations.  As of March 31, 2007 and December 31, 2006, $1,820 and $2,235, respectively, of dividend income remained unpaid, and is included in “Prepaid Expenses and Other Assets” in the accompanying consolidated balance sheets.

The Company purchased a portion of its securities through a margin account.  As of March 31, 2007 and December 31, 2006, the Company had recorded a payable of $49,694 and $78, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points. As of March 31, 2007, these rates were equal to a range between 5.57% and 5.82%.  Interest expense on this debt in the amount of $104 and $1,068 was recognized within “Interest Expense” in the accompanying consolidated statements of operations for the three months ended March 13, 2007 and 2006, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities as of March 31, 2007 and December 31, 2006 serves as collateral for this debt.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant.  The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders as determined under the Plan. As of March 31, 2007 and December 31, 2006, there had been a total of 23 options issued, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate. For the three months ended March 31, 2007 and 2006, $1 in expense related to stock options was recorded.

(6) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $18,645 and $17,488, respectively, as of March 31, 2007 and December 31, 2006.

Operating Leases

The majority of the revenues from the Company's properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income in the accompanying consolidated statements of operations.

A lease termination by a major tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if a major tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or "shadow" tenants discontinue operations, a right of remaining lease terms range from one year to 25 years.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105. For the three months ended March 31, 2007 and 2006, ground lease rent expense was $2,344 and $2,144, respectively.

(7) Notes Receivable

The Company has provided mortgage and development financing to third-parties.  These entities are considered variable interest entities under FIN 46(R); however, the Company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's notes receivable at March 31, 2007:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment

Mortgage Notes Receivable	$6,994	1	6.75%	10/07	First Mortgage	$7,324

Construction Loans Receivable	110,834	3	7.00% 7.48% and 8.50%	05/07 10/07 and 05/08	First Mortgage	136,830

Other Installment Notes	17,500	2	5.00% and 10.00%	12/07 and 02/48	N/A	17,500
	$135,328					$161,654

(8) Mortgages and Notes Payable

Mortgages Payable

Mortgage loans outstanding as of March 31, 2007 were $4,333,244 and had a weighted average interest rate of 4.91%.  Of this amount, $4,188,879 had fixed rates ranging from 3.96% to 7.48% and a weighted average fixed rate of 4.85% as of March 31, 2007.  Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $144,365 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.57% as of March 31, 2007.  Properties with a net carrying value of $6,591,318 as of March 31, 2007 and related tenant leases are pledged as collateral.  As of March 31, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through March 2037.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis. The Company guarantees a percentage of the construction loans on three of its development joint ventures. These guarantees earn a fee of approximately 1.0% of the loan amount and are released upon the satisfaction of certain pre-leasing requirements.

At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

Margin Payable

The Company purchased a portion of its securities through a margin account. As of March 31, 2007, the Company had recorded a payable of $49,694 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points.  As of March 31, 2007, these rates were equal to a range between 5.57% and 5.82%. This debt is due upon demand.  The value of the Company's marketable securities serves as collateral for this debt.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Debt Maturity

The following table shows mortgage debt and notes payable maturities during the next five years:

	2007	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	58,759	59,138	961,586	1,336,059	421,061	1,352,794
Variable rate debt	49,694	3,782	140,583	-	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	4.51%	4.74%	4.71%	4.73%	4.89%	5.09%
Variable rate debt	5.82%	6.82%	6.57%	-	-	-

The maturity table excludes other financing obligations as described in Note 1.

(9)  Line of Credit

The Company terminated its unsecured line of credit facility in December 2006.  The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000. During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio.  The Company was also required to pay, on a quarterly basis, an amount ranging from 0.15% to 0.25% per annum on the average daily undrawn funds on the line.  The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  The Company was in compliance with such covenants throughout the facility’s existence.

(10)  Investments in Unconsolidated Joint Ventures

The following table summarizes the Company's investments in unconsolidated joint ventures at March 31, 2007:

		Date of	Ownership	Investment in
Property	Location	Investment	Interest	Joint Venture

The Power Plant	Baltimore, MD	11/05/04	50.00%	$11,537
Pier IV	Baltimore, MD	11/05/04	66.67%	18,299
Louisville Galleria	Louisville, KY	12/29/04	47.10%	24,522
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	12,432
Preston Trail Village	Dallas, TX	02/28/06	78.95%	2,780
San Gorgonio Village	Beaumont, CA	03/30/07	99.52%	5,205
				$74,775

These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.

The Power Plant, Pier IV, Louisville Galleria and Ocean City Factory Outlets are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments. Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of these unconsolidated entities for the three months ended March 31, 2007 were allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

The ownership percentage associated with San Gorgonio Village is based upon the estimated projected cost to complete the development project and is subject to change based upon actual completion costs. The construction loan associated with the project is guaranteed by the Company’s joint venture partner and therefore, the joint venture partner bears the greatest risk of loss related to the venture.

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

(12)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares"). Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon the exercise of options or other contracts. As of March 31, 2007 and 2006, options to purchase 23 and 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 447,852 and 437,826 for the three months ended March 31, 2007 and 2006, respectively.

(13)  Income Taxes

The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes. A TRS is taxed on its net income at regular corporate rates.  For the three months ended March 31, 2007, income tax expense of $135 was incurred related to the TRS.

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Adoption of FIN 48 did not have a material effect on the Company’s accompanying consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2007.  The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three months ended March 31, 2007, or in the balance sheet as of March 31, 2007.  As of March 31, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by Federal and various state tax jurisdictions.

(14)  Provision for Asset Impairment

During the first quarter of 2007, the Company recorded an asset impairment of $13,560 related to an approximately 287 square foot, multi-tenant retail property located in University Heights, Ohio.  Having identified certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants, the Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon a revised holding period for the asset. Therefore, the Company has recorded an impairment loss related to this property to its estimated fair value within the accompanying consolidated statement of operations.

(15)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller. Based on pro-forma leasing rates, the Company may pay as much as $229,462 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which the Company has committed to fund up to a total of $161,654. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2007 was $135,328.  Therefore, the Company may be required to fund up to an additional $26,326 on these loans.

As of March 31, 2007, the Company had 12 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit at March 31, 2007 was $36,619.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future. The Company had outstanding rate lock deposits in the amount of $1,349 as of March 31, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.02% to 5.62% for periods of 90 days on $235,240 in principal. Approximately $208,350 of this principal had been allocated to specific acquisitions as of March 31, 2007.

The Company is currently considering acquiring seven properties for an estimated aggregate purchase price of approximately $250,000. The Company's decision to acquire each property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(16)  Subsequent Events

During the period from April 1 to May 11, 2007, the Company:

•

Issued 2,571 shares of common stock through the DRP and repurchased 925 shares of common stock through the SRP resulting in a total of 449,724 shares of common stock outstanding at May 11, 2007;

•

Paid distributions of $48,003 to its shareholders for the months of March and April. The distribution for each of the months represented an annualized rate of $.64 per share;

•

Purchased Coppell Town Center and Suntree Town Square, both multi-tenant retail centers, located in Coppell and Southlake, TX, respectively. The properties contain a total square footage of 188 and were purchased for an aggregate acquisition price of $34,175;

•

Purchased a multi-tenant retail center known as Powell Center located in Columbus, OH through a newly formed joint venture. The acquisition price of the property was $14,168;

•

Funded earnouts totaling $31,072 to purchase an additional 95 square feet at seven of its existing properties;

•

Obtained new mortgage financing on four of its recently acquired properties in the amount of $32,132; and

•

Funded a total of $1,213 on two of its construction loans receivable.

On April 27, 2007, the Company announced the signing of a definitive agreement to establish a $1,000,000 joint venture with a state pension fund investor advised by a national advisor.  The purpose of this joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  The joint venture is to be comprised of $500,000 of existing properties from the Company’s portfolio that will be contributed to the joint venture.  The Company contributed $336,000 of the $500,000 of existing properties to the joint venture on April 27, 2007.  The additional $500,000 investment will be focused on selective acquisitions of neighborhood, community, and power centers that will be mutually agreed upon by both parties. Under the terms of the operating agreement, the joint venture partner will contribute 80 percent of the equity to the joint venture and the Company will contribute 20 percent.  The Company will earn fees for acquisitions, dispositions, property management, leasing and administration.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-Q may constitute "forward-looking statements."  Forward-looking statements are statements that are not historical, including statements regarding management's intentions, beliefs, expectations, representations, plans or predictions of the future, and are typically identified by such words as "believe," "expect," "anticipate," "intend," "estimate," "may," "will," "should" and "could."  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Federal Private Securities Litigation Reform Act of 1995, and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

The level and volatility of interest rates, including the recent trend towards rising interest rates;

•

National or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

•

The effect of inflation and other factors on fixed rental rates, operating expenses and real estate taxes;

•

Risks of acquiring real estate, including continued competition for new properties and the downward trend on capitalization rates;

•

Risks of real estate development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected;

•

Risks of joint venture activities, including development joint ventures;

•

The competitive environment in which we operate and the supply of and demand for retail goods and services in our markets;

•

Financial risks, such as the inability to renew existing tenant leases or obtain debt or equity financing on favorable terms, if at all;

•

The increases in property and liability insurance costs and the ability to obtain appropriate insurance coverage;

•

Financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

•

The ability to maintain our status as a REIT for federal income tax purposes;

•

The effects of hurricanes and other natural disasters;

•

Environmental/safety requirements and costs, and

•

Other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2007.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007 and as amended on April 27, 2007.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust or REIT that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. Inland Western Retail Real Estate Advisory Services, Inc., our Business Manager/Advisor manages, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.  As of March 31, 2007, our portfolio consisted of 291 properties wholly-owned by us or the wholly-owned properties and 16 properties in which we have an interest of between 45% and 95% or the consolidated joint venture properties.  We have also invested in six development joint venture projects, four of which we consolidate.

The properties in our portfolio are located in 38 states and one Canadian province.  As of March 31, 2007, the portfolio consisted of 180 multi-tenant shopping centers and 127 free-standing single-user net lease properties containing an aggregate of approximately 46,000 square feet of gross leasable area or GLA, of which approximately 97% of the GLA was physically leased. Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized revenue as of March 31, 2007, approximately 68% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed, Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket, and several others.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

During the three months ended March 31, 2007, we invested approximately $109,000 for the acquisition of one multi-tenant shopping center and funding of 14 earnouts on properties which we already own, containing a total GLA of approximately 530 square feet.  We also received approximately $38,000 in investor proceeds through our distribution reinvestment program and obtained approximately $300,000 in mortgage financing proceeds.

Current shareholders can reinvest their distributions in our distribution reinvestment program or DRP.  Approximately 50% of our monthly distributions to shareholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $150,000 on an annual basis.  Since we generally leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds would allow us to purchase approximately $300,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  However, we cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, some of which may be more attractive to them.

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties. We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers. We distribute funds generated from operations to our shareholders, and intend to continue distributions in order to maintain our REIT status.

Overall U.S. retail sales increased 0.7% in March 2007, led by higher spending for clothing, gasoline and building materials.  It was the highest increase since the December 2006 gain of 0.9%.  In addition, March 2007 same-store retail sales growth for most of the nation’s major retailers improved to 6.4% from the prior month, outpacing Wall Street’s expectations.

An early Easter holiday, strong employment gains and warmer weather helped temper the upswing in gasoline prices.  First quarter 2007 results were led by stronger than average increases at department stores, apparel and accessory stores, drug stores, and warehouse clubs.  Discount department stores and dollar stores reported healthy gains as well.  In spite of these positive results, many retailers remain cautious about the coming months as they try to determine what effect rising gasoline prices and the continued decline in the housing market will have on consumer confidence.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  Our hope is that we will be able to reduce our exposure and increase our rental stream by accepting segments of troubled retailers’ spaces back and re-leasing at market rent. We believe that many of the locations with troubled tenants are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize our profitability and minimize any exposure that we have for store closings. We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements. The tenants with which we have concerns represent less than 2% of our current annualized revenues.

As of March 31, 2007, we owned, through separate limited partnerships, limited liability companies, or joint venture agreements, a portfolio of 307 operating properties containing an aggregate of 45,680 square feet of GLA of which approximately 97% was physically leased and 98% was economically leased.  The weighted average GLA occupied as of March 31, 2007 and December 31, 2006 was 97% and 97%, respectively.

Of the 307 properties we owned as of March 31, 2007, 137 were located west of the Mississippi River. These 137 properties equate to approximately 45% of our GLA and approximately 46% of our annualized base rental income as March 31, 2007.  The remaining 170 of our properties are located east of the Mississippi River.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, we perform an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property. This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are included in the investment properties classification as an addition to buildings and improvements.

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

SAB 101 provides that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with SAB 101.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either us or the seller when certain leasing conditions are met.

Marketable Securities and Other Investments

All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

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

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of FIN 46(R) and that our variable interest will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual return if it occurs, or both, then we will consolidate the entity. Following consideration under FIN 46 (R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U.S. GAAP. Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have over a 50% ownership interest  If we do not control the entity due to lack of decision-making abilities, we will not consolidate the entity even when we have greater than a 50% ownership interest.

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

Results of Operations

Comparison of the three months ended March 31, 2007 to March 31, 2006 - Total Portfolio

The table below presents selected operating information for our total portfolio of 307 properties at March 31, 2007 and 294 properties at March 31, 2006.

	Total Portfolio
	Three months ended
	March 31,		Increase	%
	2007	2006	(Decrease)	Change
Revenues:
Rental income	$148,665	$138,839	$9,826	7.0
Tenant recovery income	38,171	29,523	8,648	29.3
Other property income	3,874	2,400	1,474	61.4

Total revenues	190,710	170,762	19,948	11.7

Expenses:
Property operating expenses	37,973	27,773	10,200	36.7
Real estate taxes	23,596	18,227	5,369	29.5
Depreciation and amortization	67,642	62,434	5,208	8.3
Provision for asset impairment	13,560	-	13,560	N/A
General and administrative expenses	4,104	2,867	1,237	43.1
Advisor asset management fee	-	9,500	(9,500)	(100.0)

Total expenses	146,875	120,801	26,074	21.6

Operating income	43,835	49,961	(6,126)	(12.3)

Dividend income	5,042	9,349	(4,307)	(46.1)
Interest income	4,776	5,126	(350)	(6.8)
Minority interests	5,836	588	5,248	892.5
Interest expense	(55,686)	(52,433)	3,253	6.2
Realized (loss) gain on investment securities	(4,279)	345	4,624	1,340.3
Equity in losses of unconsolidated entities	(1,108)	(939)	169	18.0
Other expense	(6,040)	(59)	5,981	10,137.3

Net (loss) income	$(7,624)	$11,938	$(19,562)	(163.9)

Rental Income.  Rental income consists of basic monthly rent and percentage rental income pursuant to tenant leases.  Rental income increased $7,864 due to 307 properties being owned and operated for the three months ended March 31, 2007 compared to 294 properties for the three months ended March 31, 2006.  The remaining increase of $1,962 was primarily due to the expiration of master leases, increased earnouts and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates, offset by a slight decrease in weighted average occupancy to 97% at March 31, 2007 from 98% at March 31, 2006.

Tenant Recovery Income.  Tenant recovery income represents reimbursements from tenants for common area expenses, property management fees, insurance and real estate taxes incurred by the property.  An increase during the three months ended March 31, 2007 of $2,480 was related to the 13 properties acquired since March 31, 2006.  An additional increase of $6,169 was primarily due to increases in property operating expenses and real estate taxes as described below.

Other Property Income.  The increase in the three months ended March 31, 2007 is primarily a result of an increase in damage and late fee charges to tenants as well as lease termination fees and sales tax income.

Property Operating Expenses.  Property operating expenses includes common area expenses, property management fees and insurance costs that are reimbursed by tenants according to their lease terms as described above and non-reimbursable operating expenses.  The increase in recoverable property operating expenses during the three months ended March 31, 2007 of $5,632 includes $1,662 related to 13 properties acquired since March 31, 2006.  In addition, non-reimbursable operating expenses increased $4,568 primarily as a result of an increased provision for bad debt expense of $3,734 related to the resolution of outstanding tenant disputes from previously billed common area expenses and bankruptcies related to previous tenants.

Real Estate Taxes.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and are included as a component of tenant recovery income as described above.  Real estate taxes for the three months ended March 31, 2007 increased $3,583 primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004.  In addition, the increase includes $1,786 of real estate taxes related to 13 properties acquired since March 31, 2006.

Depreciation and Amortization.  Depreciation expense of the total portfolio increased $4,106 due to depreciation on 307 properties compared to 294 properties owned during the three months ended March 31, 2007 and 2006, respectively. The increase in amortization expense of $1,102 was due to the increased amortization of intangible assets and the amortization of leasing fees in the amount of approximately $3,350 and $1,650 during the three months ended March 31, 2007 and 2006, respectively.

Provision for Asset Impairment.  During the three months ended March 31, 2007, as a result of the identification of certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants and based upon a revised holding period for the asset, a provision for asset impairment of $13,560 was recorded to reflect the fair value of an approximately 287 square foot, multi-tenant retail property located in University Heights, Ohio.

General and Administrative Expenses.  General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, director and officer insurance, postage, printing costs and professional fees for legal, audit and accounting services.  General and administrative expenses increased $754 as a result of additional state and local income tax provisions and $417 as a result of engaging a third party as our common stock transfer agent in April 2006, offset by a decrease in professional fees of $259.

Advisor Asset Management Fee.  The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $19,640 and $18,019 were allowed for the three months ended March 31, 2007 and 2006, respectively.  Our Business Manager/Advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis.

Dividend Income.  Dividend income includes dividends earned on our marketable securities and other investments.  The decrease of $4,307 from the three months ended March 31, 2007 to March 31, 2006 is primarily due to redemption of our investment in the MB REIT Series C preferred shares.  Our investment of approximately $260,000 was redeemed in full in the fourth quarter of 2006.  (See “Effects of Transaction with Related and Certain Other Parties.”)  Investments in marketable securities rose from $237,572 at March 31, 2006 to $283,379 at March 31, 2007, partially offsetting the decrease in dividend income from the redemption of the MB REIT shares.

Interest Income.  Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The decrease of $350 was due primarily to the decrease in funds in our operating bank accounts and short-term investments as a result of cash deployment into investment properties and development joint ventures throughout the remainder of 2006 and early 2007.

Minority Interests.  Minority interests at March 31, 2007 include the allocation of a loss on the redemption of certain minority interests in the amount $5,889 to our joint venture partner.

Interest Expense. The increase in interest expense of $3,253 includes interest expense of $4,838 due primarily to 19 newly financed properties and two earnouts on existing properties since March 31, 2006 and an increase in interest on variable rate debt.  In February 2007, we refinanced $282,000 of debt with variable rates of interest to fixed rates of interest.  As a result, interest expense increased $744 (includes the write-off of unamortized loan fees of $547 related to the refinanced loans) during the three months ended March 31, 2007 as compared to March 31, 2006.  The average interest rate on these loans was reduced from 6.09% at January 31, 2007 to an average fixed rate of 5.44%.  These increases in interest expense for the three months ended March 31, 2007 were offset by a $964 decrease in interest expense as a result of our margin debt decreasing from $106,329 at March 31, 2006 to $49,694 at March 31, 2007, an increase in capitalized interest of $1,002 and a $268 decrease in interest expense related to other financings and our terminated line of credit.

Realized (Loss) Gain on Investment Securities.  The increase in realized loss on investment securities is due primarily to the recognition of a decline in value of one of our investment securities which we determined to be other than temporary.  The decline in value recognized related to this instrument was $4,391.

Equity in Losses of Unconsolidated Entities.  Equity in losses of unconsolidated entities consists of our portion of the net income/losses of the joint venture which we account for under the equity method.  The increase in our equity in losses of $169 was due to increased net losses of our investments during the three months ended March 31, 2007 as compared to March 31, 2006.

Other Expense.  Other expense includes miscellaneous non-operating income earned and non-operating expenses paid by us, including income tax expense associated with our taxable REIT subsidiary and the Texas margin tax, as well as the recognition of a loss on the redemption of certain minority interests.  The increase in other expense of $5,981 resulted primarily from the recognition of a loss on the redemption of certain minority interests in the amount of $5,889.

Comparison of three months ended March 31. 2007 to March 31, 2006 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 288 properties acquired or placed in service prior to January 1, 2006, along with reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
Revenues:	2007	2006
Same store investment properties:
Rental income	$132,516	$130,461
Tenant recovery income	35,433	29,218
Other property income	3,341	2,162
Other investment properties:
Rental income	10,840	2,362
Tenant recovery income	2,738	305
Other property income	301	238
Total rental and additional rental income	185,169	164,746

Expenses:
Same store investment properties:
Property operating expenses	33,996	26,324
Real estate tax expense	21,426	17,990
Other investment properties:
Property operating expenses	2,638	561
Real estate tax expense	2,170	237
Total property operating expenses	60,230	45,112

Property net operating income:
Same store investment properties	115,868	117,527
Other investment properties	9,071	2,107
Total net operating income	124,939	119,634

Other income:
Straight-line rental income	4,054	5,256
Amortization of above and below market and lease intangibles	1,255	760
Operating income of Captive insurance company	232	-
Dividend income	5,042	9,349
Interest income	4,776	5,126
Minority interests	5,836	588
Other expenses:
Straight-line ground lease expense	(1,013)	(888)
Operating expenses of Captive insurance company	(326)	-
Depreciation and amortization	(67,642)	(62,434)
Provision for asset impairment	(13,560)	-
General and administrative expenses	(4,104)	(2,867)
Advisor asset management fee	-	(9,500)
Interest expense	(55,686)	(52,433)
Realized (loss) gain on investment securities	(4,279)	345
Equity in losses of unconsolidated entities	(1,108)	(939)
Other expense	(6,040)	(59)

Net (loss) income	$(7,624)	$11,938

On a same store basis, property net operating income decreased by $1,659 with total rental income, tenant recoveries and other property operating income increasing by $9,449 and total property operating expenses increasing by $11,108 for the three months ended March 31, 2007.

Same store rental income and tenant recoveries for the three months ended March 31, 2007 and 2006 were $171,290 and $161,841, respectively.   The primary reason for this increase was an increase in rental income due to new tenants at these centers that filled vacancies that existed at the time of purchase.  Many of the vacancies at these centers were previously covered by master leases from the seller.  Vacant spaces at the time of closing may be paid by the seller in a master lease, which are not accounted for as income, but rather accounted for as a reduction to the asset purchase price.  Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.  Besides new tenants at these properties, we also signed 23 replacement leases for leases that expired and were not renewed.  The new lease rates were on average at a 7.9% premium to the expiring rates.  There were also an additional 52 lease renewals at these properties, with a 1.4% average rate increase.  Additionally, tenant recovery income increased as a function of new tenants and increases in property operating expenses and real estate taxes.

Same store property operating expenses for the three months ended March 31, 2007 and 2006 were $55,422 and $44,314, respectively.  The largest cause of the increase in property operating expenses was an increase in bad debt expense of $3,543.  This increase was primarily due to increasing our reserves for uncollected CAM and real estate tax billings from our 2004 and 2005 billings.  Additionally, $3,436 was caused by increases in real estate property taxes expensed in 2007.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the cost of land and improvements.  Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables to other similar operating properties, resulting in higher real estate taxes.  In addition, expenses for snow and salt removal increased by $2,188 in 2007 due to weather conditions.  Finally, management fees at these properties also increased by $891.  This increase is directly related to the increase in revenues in 2007.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or "FFO", which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization, and after adjustments for unconsolidated partnerships and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  The calculation of FFO may vary from entity to entity since capitalization and expense policies tend to vary from entity to entity.  Items which are capitalized do not impact FFO, whereas items that are expensed reduce FFO.  Consequently, our presentation of FFO may not be comparable to other similarly-titled measures presented by other REITs.  FFO is not intended to be an alternative to "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

		Three months ended March 31,
		2007	2006
Net (loss) income		$(7,624)	11,938

Add:	Depreciation and amortization related to investment properties	67,642	62,434

Less:	Minority interests’ share of depreciation and amortization related to consolidated joint ventures	(349)	(518)

Funds from operations		$59,669	73,854

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.16 per share distribution declared for each of the three months ended March 31, 2007 and 2006, represents 123% and 95%, respectively, of our FFO.  Our distribution of current and accumulated earnings and profits for Federal Income Tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

Liquidity and Capital Resources

General

Our principal demands for funds have been and will continue to be for property acquisitions, including development, payment of operating expenses, payment of interest on outstanding indebtedness and shareholder distributions. Generally, cash needs for items other than property acquisitions have been met from operations, and property acquisitions have been funded by public offerings of our shares of common stock and property financing proceeds.

Potential future sources of capital include proceeds from our DRP, secured or unsecured financings from banks or other lenders, proceeds from the sale of properties, strategic joint venture arrangements, as well as undistributed funds from operations.  We anticipate that during the current year we will (i) acquire additional existing multi-tenant shopping centers, (ii) invest in the development of additional shopping center sites and (iii) continue to pay distributions to shareholders, and each is expected to be funded mainly from cash flows from operating activities, financings or other external capital resources available to us.  We continue to explore ways to manage our cash on hand in order to enhance returns on our investments.

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

Liquidity

Mortgage Debt.  Mortgage loans outstanding as of March 31, 2007 were $4,333,244 and had a weighted average interest rate of 4.91%.  Of this amount, $4,188,879 had fixed rates ranging from 3.96% to 7.48% and a weighted average fixed rate of 4.82% as of March 31, 2007. Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $144,365 represented variable rate loans with a weighted average interest rate of 6.57% as of March 31, 2007. As of March 31, 2007, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 2037.

Shareholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for shareholders until such time as a market for our shares develops:

The DRP, subject to certain restrictions, allows shareholders who purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The per share price had been $9.50 effective through payment of the August 2006 distribution, at which point it was increased to $10.00 per share.  In the event, if ever, of a listing on a national stock exchange or inclusion for quotation on a national market system, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of March 31, 2007, we had issued 34,862 shares pursuant to the DRP for an aggregate amount of $335,040.

Subject to certain restrictions, the share repurchase program or SRP provides existing shareholders with limited, interim liquidity by enabling them to sell shares back to us at the following times and prices through January 31, 2007:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at the greater of $10.00 per share, or a price equal to 10 times our "funds available for distribution" per weighted average shares outstanding for the prior calendar year.

In 2007, the SRP was modified as follow:

•

Effective February 1, 2007, the repurchase price for all shares was increased to $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one year, and

•

Effective October 1, 2007, the repurchase price for all shares will be increased to $10.00 per share for any requesting shareholder that has beneficially owned the shares for at least one year.

Shares purchased by us will not be available for resale.  As of March 31, 2007, 8,767 shares have been repurchased for a total of $82,744.

The following table outlines the share repurchases made during the quarter ended March 31, 2007:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
Jan 1 - Jan 31, 2007	110	9.57	110	21,980
Feb 1 - Feb 28, 2007	1,389	9.75	1,389	20,591
Mar 1 - Mar 31, 2007	664	9.75	664	19,927

Total	2,163		2,163

(1)

For 2007, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2006.  The share repurchase limit for 2007 is 22,090.

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

We seek to balance the financial risk and return to our shareholders by leveraging our properties at approximately 50 – 60% of their value.  We also believe that we can borrow at the lowest overall cost of funds or interest rate by placing individual financing on each of our properties.  Accordingly, mortgage loans have generally been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the three months ended March 31, 2007, we closed on mortgage debt with a principal amount of $281,879 on our wholly-owned and consolidated joint venture properties. All new loans represented fixed rate loans which bear interest rates between 5.30% and 5.48%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $1,349 as of March 31, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.02% to 5.62% for periods of 90 days on $235,240 in principal of which approximately $208,350 has been allocated to specific acquisitions as of March 31, 2007.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for real estate taxes, insurance and certain other costs.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is incurred, which conditions may vary from time to time.

Distributions are determined by our Board of Directors with the advice of our business manager/advisor and are dependent upon a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our Board of Directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the Board of Directors may deem relevant.

The following table provides a summary of cash flows provided by operations compared to distributions declared for the three months ended March 31, 2007 and March 31, 2006:

	Three months ended March 31,
	2007	2006

Cash flows provided by operations	$74,374	$75,737

Distributions declared	71,912	70,335

Excess	$2,462	$5,402

Statement of Cash Flows Comparison of the three months March 31, 2007 to the three months ended March 31, 2006

Cash Flows From Operating Activities

Cash flows provided by operating activities were $74,374 and $75,737 for the three month periods ended March 31, 2007 and 2006, respectively, which consists primarily of net income from property operations. The decrease in net cash provided by operating activities was due to an increase in operating expenses which was greater than the increase in revenues for the three months ended March 31, 2007 as compared to March 31, 2006.

Cash Flows From Investing Activities

Cash flows used in investing activities were $144,942 and $248,946, respectively, for the three month periods ended March 31, 2007 and 2006, respectively.  Cash flows used in investing activities were primarily used for the acquisition of one wholly-owned property and 14 earnouts for $109,457, and six wholly-owned and consolidated joint venture properties for $139,320 during the three months ended March 31, 2007 and 2006, respectively.  In addition, during the three months ended March 31, 2007 and 2006, we invested $8,721 and $93,038 in marketable securities and other investments and funded $6,183 and $13,504 on notes receivable.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $14,546 and $175,671, respectively, for the three month periods ended March 31, 2007 and 2006.  We generated $299,850 and $190,433 from the issuance of new mortgages secured by our investment properties for the three month period ended March 31, 2007 and 2006, respectively.  During the three months ended March 31, 2007, we also obtained $49,616 and $24,831 through the purchase of securities on margin.  We paid $33,369 and $32,225 in distributions, net of distributions reinvested, to our shareholders for the three months ended March 31, 2007 and 2006, respectively.  We also paid $21,069 and $6,331 for share repurchases for the three months ended March 31, 2007 and 2006, respectively.  Finally, during the three months ended March 31, 2007, we paid off certain variable rate mortgage debt of $242,648 and other financings of $37,825.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of Our Business Manager/Advisor. During the offering periods, our Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our Business Manager/Advisor and its affiliates relating to our offerings.  In addition, an affiliate of our Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with the offerings.  Such offering costs were offset against the shareholders' equity accounts.  Such costs totaled $444,531 at both March 31, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, our Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

Our Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to our administration and acquisition of properties.  The costs of these services are included in general and administrative expenses or capitalized as part of the property acquisitions.  For the three months ended March 31, 2007 and 2006, we incurred $1,503 and $894, respectively.  Of these costs, $835 and $667 remain unpaid as of March 31, 2007 and December 31, 2006, respectively.

An affiliate of our Business Manager/Advisor provides investment advisory services to us related to our securities investments for an annual fee. The fee is incremental based upon the aggregate amount of assets invested.  Based upon our assets invested at March 31, 2007 and 2006, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  We incurred fees totaling $524 and $402 for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007 and December 31, 2006, $350 and $362, respectively, of such costs remained unpaid.

An affiliate of our Business Manager/Advisor provides loan servicing to us for an annual fee.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeds one hundred, a monthly fee of 150 dollars per month, per loan is charged.  Such fees totaled $172 and $195 for the three months ended March 31, 2007 and 2006, respectively.  As of March 31, 2007 and December 31, 2006, $14 and $24, respectively, of such costs remained unpaid.

We use the services of an affiliate of our Business Manager/Advisor to facilitate the mortgage financing that we obtain on some of the properties purchased.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2007 and 2006, we paid loan fees totaling $589 and $434, respectively, to this affiliate.  As of March 31, 2007 and December 31, 2006, none remain unpaid.

We may pay an annual advisor asset management fee of not more than 1% of the average invested assets to our Business Manager/Advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We compute the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $19,640 and $18,019 were allowed for the three months ended March 31, 2007 and 2006, respectively.  We accrued fees to our Business Manager/Advisor totaling $9,500 for the three months ended March 31, 2006.  Our Business Manager/Advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  As of March 31, 2007 and December 31, 2006, $0 and $9,000, respectively, of such costs remained unpaid.  Our Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis.  Fees for these services are calculated based upon assets owned at a specific point in time and, as a result, future amounts payable under this agreement cannot be determined at this time.  For any year in which we qualify as a REIT, our Business Manager/Advisor must reimburse us for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  Our Business Manager/Advisor has not been required to reimburse us for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of our Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $8,587 and $7,216 for the three months ended March 31, 2007 and for 2006, respectively.  As of March 31, 2007 and December 31, 2006, $2,606 and none remained unpaid.  Fees for these services are based upon revenues received during specific periods and, as a result, future amounts payable under this agreement cannot be determined at this time.

As of March 31, 2007, we were due funds from affiliates of $300 for costs paid by us on their behalf.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc. ("MB REIT"), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. ("Inland American"), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 we had invested.  The series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7% on the face amount of the series C preferred shares, which was payable monthly.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that we were not the primary beneficiary.  Due to our lack of influence over the operating and financial policies of the investee, this investment was accounted for under the cost method in which investments are recorded at their original cost.  We earned $4,543 in dividend income related to this investment during the three months ended March 31, 2006.

We entered into an arrangement with Inland American whereby we were paid to guarantee customary non-recourse carve out provisions of Inland American's financings until such time as Inland American reached a net worth of $300,000.  We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $51 for three months ended March 31, 2006, all of which had been received as of that date.  We were released from all obligations under this arrangement during 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any further payment obligation to the seller.  Based on pro forma leasing rates, we may pay as much as $229,462 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one mortgage note agreement, three construction loan agreements and two other installment note agreements in which we have committed to fund up to a total of $161,654. Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance as of March 31, 2007 was $135,328.  Therefore, we may be required to fund up to an additional $26,326 on these loans.

We have 12 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit as of March 31, 2007 was $36,619.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We had outstanding rate lock deposits in the amount of $1,349 as of March 31, 2007 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.02% to 5.62% for periods of 90 days on $235,240 in principal of which approximately $208,350 had been allocated to specific acquisitions as of March 31, 2007.

We are currently considering acquiring seven properties for an estimated aggregate purchase price of approximately $250,000.  Our decision to acquire each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from April 1 to May 11, 2007, we:

•

Issued 2,571 shares of common stock through the DRP and repurchased 925 shares of common stock through the SRP resulting in a total of 449,724 shares of common stock outstanding at May 11, 2007;

•

Paid distributions of $48,003 to our shareholders for the months of March and April.  The distribution for each of the months was represented an annualized rate of $.64 per share;

•

Purchased Coppell Town Center and Suntree Town Square, both multi-tenant retail centers, located in Coppell and Southlake, TX, respectively.  The properties contain a total square footage of 188 and were purchased for an aggregate acquisition price of $34,175;

•

Purchased a multi-tenant retail center known as Powell Center located in Columbus, OH through a newly formed joint venture.  The acquisition price of the property was $14,168;

•

Funded earnouts totaling $31,072 to purchase an additional 95 square feet at seven of our existing properties;

•

Obtained new mortgage financing on four of our recently acquired properties in the amount of $32,132; and

•

Funded a total of $1,213 on two of our construction loans receivable.

On April 27, 2007, we announced the signing of a definitive agreement to establish a $1,000,000 joint venture with a state pension fund investor advised by a national advisor.  The purpose of this joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  The joint venture is to be comprised of $500,000 of existing properties from our portfolio that will be contributed to the joint venture.  We contributed $336,000 of the $500,000 of existing properties on April 27. 2007.  The additional $500,000 investment will be focused on selective acquisitions of neighborhood, community, and power centers that will be mutually agreed upon by both parties.  Under the terms of the operating agreement, our joint venture partner will contribute 80 percent of the equity to the joint venture and we will contribute 20 percent.  We will earn fees for acquisitions, dispositions, property management, leasing and administration.

Impact of Recent Accounting Principles

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  We are currently evaluating the application of this Statement and its effect on our consolidated financial statements.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of net leased properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of net leased properties.  As March 31, 2007, we owned 127 single-user net lease properties.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We had outstanding rate lock deposits in the amount of $1,349 as of March 31, 2007 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.02% to 5.62% for periods of 90 days $235,240 in principal, of which approximately $208,350 has been allocated as of March 31, 2007.

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

The carrying amount of our debt and other financings is approximately $95,847 higher than its fair value as of March 31, 2007.

We have $194,059 of variable rate debt with an average interest rate of 6.38% as of March 31, 2007.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2007, interest expense increases by approximately $1,941 on an annual basis.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 4. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out as of the end of the period covered by this quarterly report under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based upon that evaluation, our chief executive officer and our principal financial officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1(A).  Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2007 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended March 31, 2007:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
Jan 1 - Jan 31, 2007	110	9.57	110	21,980
Feb 1 - Feb 28, 2007	1,389	9.75	1,389	20,591
Mar 1 - Mar 31, 2007	664	9.75	664	19,927

Total	2,163		2,163

(1)

For 2007, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2006.  The share repurchase limit for 2007 is 22,090.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION

3.1

Third Articles of Amendment and Restatement of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 3.1 to the Company’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-5119] and incorporated herein by reference.)

3.2.1

Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005. (Included as Exhibit 3.2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 7, 2005 [File No. 333-103799] and incorporated herein by reference.)

4.1	Specimen Certificate for the Shares. (Included as Exhibit 4.1 to the Company Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.5

Independent Director Stock Option Plan. (Included as Exhibit 10.5 to the Company's Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.6

Indemnification Agreements by and between Inland Western Retail Real Estate Trust, Inc. and its directors and named executive officers (Included as Exhibits 10.6A-J to the Company's Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-5199] and incorporated herein by reference.)

10.517

Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on July 31, 2006 [File No. 000-51199] and incorporated herein by reference.)

10.518

Amended and Restated Share Repurchase Plan of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 15, 2006 [File No. 000-51199] and incorporated herein by reference.)

10.519	Operating Agreement of MS Inland Fund, LLC (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 [File No. 000-51199] and incorporated herein by reference.)

14.1

Inland Western Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics (Included as Exhibit 14.1 to the Company's Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-5199] and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer

Date:	May 15, 2007

/s/ Steven P. Grimes

By:	Steven P. Grimes
Principal Financial Officer

Date:	May 15, 2007