Form 10-Q
period 2007-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2007-08-10
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C 20546

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0005-51199

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

2901 Butterfield Road, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 630-218-8000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12, months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at lease the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer (see definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 6, 2007 there were 450,546,425 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

40

Item 4.  Controls and Procedures

40

                                                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

42

Item 1(A).  Risk Factors

42

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 6.  Exhibits

43

SIGNATURES

44

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2007 and December 31, 2006

(In thousands, except per share amounts)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Investment properties:
Land	$1,476,565	$1,468,549
Building and other improvements	5,764,122	5,734,222
Developments in progress	76,226	55,695
	7,316,913	7,258,466
Less accumulated depreciation	(462,724)	(385,322)
Net investment properties	6,854,189	6,873,144

Cash and cash equivalents (including cash held by management
companies of $25,037 and $16,418, respectively)	168,483	227,751
Investment in marketable securities	280,701	281,262
Investment in unconsolidated joint ventures	174,577	83,645
Accounts and notes receivable	179,076	247,098
Acquired lease intangibles and customer relationship value	487,794	507,805
Other assets	79,934	107,569
Total assets	$8,224,754	$8,328,274

Liabilities and Shareholders' Equity
Liabilities:
Mortgages and notes payable	$4,364,535	$4,313,223
Accounts payable and accrued expenses	62,422	48,370
Distributions payable	24,085	23,901
Acquired below market lease intangibles	129,232	138,953
Other financings	58,020	89,435
Other liabilities	70,384	71,053
Total liabilities	4,708,678	4,684,935

Minority interests	105,702	134,775

Commitments and contingencies

Shareholders' Equity:
Preferred stock, $0.001 par value, 10,000 shares
authorized, none outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
449,830 and 446,396 issued and outstanding at
June 30, 2007 and December 31, 2006, respectively	450	446
Additional paid-in capital	4,035,529	3,996,598
Accumulated distributions in excess of net income	(620,459)	(489,870)
Accumulated other comprehensive (loss) income	(5,146)	1,390
Total shareholders' equity	3,410,374	3,508,564
Total liabilities and shareholders' equity	$8,224,754	$8,328,274

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Six Months ended June 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Rental income	$146,350	$141,242	$295,015	$280,081
Tenant recovery income	37,077	29,739	75,248	59,262
Other property income	2,177	2,725	5,819	5,125
Insurance captive income	334	-	1,116	-

Total revenues	185,938	173,706	377,198	344,468

Expenses:
Property operating expenses	31,271	28,012	68,917	55,785
Real estate taxes	20,239	17,939	43,835	36,166
Depreciation and amortization	66,583	64,536	134,225	126,970
Provision for asset impairment	-	-	13,560	-
Insurance captive expenses	369	-	769	-
General and administrative expenses	4,414	3,091	8,618	5,957
Advisor asset management fee	9,500	10,500	9,500	20,000

Total expenses	132,376	124,078	279,424	244,878

Operating income	53,562	49,628	97,774	99,590

Dividend income	5,396	9,636	10,438	18,985
Interest income	4,110	5,617	8,886	10,743
Gain on contribution of investment properties	11,796	-	11,796	-
Gain on extinguishment of debt	2,486	-	2,486	-
Equity in earnings (losses) of unconsolidated entities	1,134	(250)	26	(1,189)
Minority interests	(921)	(146)	4,914	442
Interest expense	(55,078)	(55,607)	(110,764)	(108,040)
Realized (loss) gain on investment securities	(968)	56	(5,247)	402
Other (expense) income	(424)	478	(6,839)	417

Net income	21,093	9,412	13,470	21,350

Other comprehensive income:
Unrealized loss on investment securities	(4,211)	(2,182)	(6,536)	(2,683)

Comprehensive income	$16,882	$7,230	$6,934	$18,667

Net income per common share, basic and diluted	$.05	$.02	$.03	$.05

Weighted average number of common shares
outstanding - basic and diluted	449,171	440,722	448,512	439,274

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Six Months Ended June 30, 2007

(Unaudited)

(In thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other
	Number of	Common	Paid-in	in Excess of	Comprehensive
	Shares	Stock	Capital	Net Income	(Loss) Income	Total

Balance at December 31, 2006	446,396	$446	$3,996,598	$(489,870)	$1,390	$3,508,564

Net income	-	-	-	13,470	-	13,470

Unrealized loss on investment securities	-	-	-	-	(11,875)	(11,875)

Other than temporary loss on investment security	-	-	-	-	5,339	5,339

Distributions declared ($.32 per weighted number of
common shares outstanding)	-	-	-	(144,059)	-	(144,059)

Distribution Reinvestment Program (DRP)	7,705	8	77,039	-	-	77,047

Share Repurchase Program (SRP)	(4,271)	(4)	(38,108)	-	-	(38,112)
Balance at June 30, 2007	449,830	$450	$4,035,529	$(620,459)	$(5,146)	$3,410,374

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$13,470	$21,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134,225	126,970
Provision for asset impairment	13,560	-
Amortization of loan fees	4,119	3,603
Amortization of acquired above and below market lease intangibles	(2,213)	(1,496)
Straight-line rental income	(8,259)	(8,670)
Straight-line ground lease expense	2,027	1,894
Minority interests	(4,914)	(442)
Loss on redemption of minority interests	5,889	-
Gain on contribution of investment properties	(11,796)	-
Gain on extinguishment of debt	(2,486)	-
Equity in (gains) losses of unconsolidated entities	(26)	1,189
Realized loss (gain) on investment securities	5,247	(402)
Write-off of accounts and rents receivable	1,704	459
Adjustment for cumulative effect of adopting SAB 108	-	(1,171)
Changes in assets and liabilities:
Accounts and rents receivable, net	(9,046)	(14,660)
Other assets	8,078	6,261
Accounts payable and accrued expenses	15,843	15,362
Other liabilities	(524)	11,286
Net cash provided by operating activities	$164,898	$161,533

Cash flows from investing activities:
Purchase of marketable securities	$(16,781)	$(86,029)
Sale of marketable securities	5,559	-
Purchase of other investments	-	(40,000)
Restricted escrows	12,564	3,654
Purchase of investment properties	(310,301)	(352,441)
Acquired lease intangible assets	(37,083)	(33,607)
Acquired below market lease intangibles	7,897	9,732
Investment in development projects	(20,853)	(1,267)
Contributions from minority interests	5,408	11,784
Distributions to minority interests	(11,124)	(5,442)
Redemption of minority interests	(2,581)	-
Proceeds from contribution of investment properties to unconsolidated joint venture	50,000	-
Investment in unconsolidated joint ventures	(19,703)	(7,280)
Payments received under master lease agreements	1,960	3,454
Payment of leasing fees	(1,557)	(581)
Funding of notes receivable	(11,312)	(54,454)
Payoff of notes receivable	5,218	3,449
Net cash used in investing activities	$(342,689)	$(549,028)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Six Months Ended June 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006
Cash flows from financing activities:
Shares repurchased through SRP	$(39,831)	$(15,635)
Payment of offering costs	-	(98)
Proceeds from margin debt related to investment securities	92,816	42,708
Payoff of margin debt related to investment securities	(25,000)	-
Proceeds from mortgages and notes payable	436,436	314,743
Principal payments on mortgages and notes payable	(1,261)	(1,071)
Lump-sum payoffs of mortgages and notes payable	(242,650)	(848)
Payment of loan fees and deposits	2,666	(1,764)
Payoff of other financings	(37,825)	-
Distributions paid, net of distributions reinvested	(66,828)	(64,398)
Net cash provided by financing activities	$118,523	$273,637

Net decrease in cash and cash equivalents	(59,268)	(113,858)
Cash and cash equivalents, at beginning of period	227,751	298,847
Cash and cash equivalents, at end of period	$168,483	$184,989

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized of
$1,987 and $23, respectively)	$108,554	$102,592

Increase (decrease) in restricted cash asset and liability	$4,387	$(1,436)

Decrease (increase) in share repurchase program liability	$1,719	$(1,721)

Purchase of investment properties	$(416,274)	$(385,587)
Assumption of mortgage debt	14,688	-
Conversion of notes receivable to investment property	86,975	-
Other financings	4,310	34,222
Non-cash purchase price adjustments	-	(2,995)
Development in progress placed in service	-	1,919
	$(310,301)	$(352,441)

Distributions payable	$24,085	$23,498

Distributions reinvested	$77,047	$76,860

Redemption of minority interests:
Land	$5,937	$-
Building and other improvements, net of accumulated depreciation	43,090	-
Investment in unconsolidated joint ventures	10,795	-
Acquired lease intangible assets and other assets	5,639	-
Mortgages and notes payable	(35,933)	-
Acquired below market lease intangibles and other liabilities	(7,777)	-
Minority interests	(24,332)	-
	$(2,581)	$-

Proceeds from contribution of investment properties to unconsolidated joint venture:
Land	$60,990	$-
Building and other improvements, net of accumulated depreciation	227,613	-
Investment in unconsolidated joint venture	(81,998)	-
Accounts and notes receivable	2,166	-
Acquired lease intangible and other assets	20,283	-
Mortgages and notes payable assumption	(187,784)	-
Acquired below market lease intangibles and other liabilities	(5,552)	-
Gain on contribution of investment properties	11,796	-
Gain on extinguishment of debt	2,486	-
	$50,000	$-

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

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of June 30, 2007, the Company had issued 38,722 shares through its distribution reinvestment program (“DRP”) for $373,634 and had repurchased a total of 10,875 shares through its share repurchase program (“SRP”) for an aggregate cost of $103,302.  As a result, the Company had total shares outstanding of 449,830 and had realized total net offering proceeds, before offering costs of $4,490,225 as of June 30, 2007.

The Company is qualified and has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, for Federal income tax purposes commencing with the year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to Federal income tax to the extent it distributes at least 90% of its REIT taxable income to its shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and Federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the Untied States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts and number of properties.

Certain reclassifications have been made to the 2006 financial statements to conform to the 2007 presentation.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”) and limited partnerships (“LPs”).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”)No. 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has ownership interests ranging between 45% and 95% in the LLCs or LPs which own sixteen of the operating properties in its portfolio.  The Company has also made investments in six real estate development joint ventures.  All of these entities are considered variable interest entities as defined in FIN 46(R) and, with the exception of two development joint ventures, the Company is considered the primary beneficiary.  Therefore, these entities, with the exception of two development joint ventures, are consolidated by the Company.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated financial statements.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.  Outside ownership interests of $37,825 in two entities previously included in “Other financings” were redeemed by the Company during the six months ended June 30, 2007.  Such redemption was treated as a debt extinguishment for financial reporting purposes.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.

The Company has entered into an agreement with an LLC formed as an insurance association captive (“Captive”), which is wholly-owned by the Company, two affiliated entities, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc., and one non-affiliated entity.  The Captive is serviced by an affiliate, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its individualized loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as minority interest in the accompanying consolidated financial statements.

On March 1, 2007, the Company transferred real estate and investments in unconsolidated joint ventures to certain joint venture partners in redemption of their interest in the ventures.  The transactions were accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) of $30,221 in excess of the book value of the joint venture partner minority interest balance of $24,332.  The difference between the fair value and book value of $5,889 is recognized as a loss on redemption of minority interest.  Such loss is included in “Other expense” in the accompanying consolidated statement of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreement.

For the remaining minority interest partners, the amount of any actual distributions in the partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales.  If the entities’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the minority interest holders related to partially owned properties.  In accordance with the disclosure provisions of SFAS 150, the Company estimates the value of minority interest exceeded their book value by approximately $5,400 at June 30, 2007.

Minority interest is adjusted for additional contributions and distributions to minority holders as well as the minority holders’ share of the net earnings or losses of each respective entity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(2)

Summary of Significant Accounting Policies

Investment Properties:  The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $14,078 and $14,229 for the three months ended June 30, 2007 and 2006 and $28,468 and $27,578 for the six months ended June 30, 2007 and 2006, respectively.  Acquired lease intangibles and customer relationship value in the accompanying consolidated balance sheets is presented net of accumulated amortization on acquired in-place lease intangibles of $119,068 and $99,343 as of June 30, 2007 and December 31, 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 for the three months ended June 30, 2007 and 2006 and $130 for the six months ended June 30, 2007 and 2006.  Acquired lease intangibles and customer relationship value in the accompanying consolidated balance sheets is presented net of accumulated amortization on customer relationship value of $638 and $509 as of June 30, 2007 and December 31, 2006, respectively.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $1,854 and $2,105 was applied as a reduction to rental income for the three months ended June 30, 2007 and 2006 and $3,780 and $4,153 for the six months ended June 30, 2007 and 2006, respectively.  Amortization pertaining to the below market lease costs of $2,812 and $2,841 was applied as an increase to rental income for the three months ended June 30, 2007 and 2006 and $5,993 and $5,648 for the six months ended June 30, 2007 and 2006, respectively.  Acquired lease intangibles and customer relationship value in the accompanying consolidated balance sheets is presented net of accumulated amortization on acquired above market lease intangibles of $17,854 and $17,603 as of June 30, 2007 and December 31, 2006, respectively.  Acquired below market lease intangibles in the accompanying consolidated balance sheets is presented net of accumulated amortization of $23,781 and $21,644 as of June 30, 2007 and December 31, 2006, respectively.

Gains or losses from dispositions of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with the provisions of SFAS No. 66: Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Allowance for Doubtful Accounts:  The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  Accounts and notes receivable in the accompanying consolidated balance sheets is presented net of an allowance for doubtful accounts of $7,724 and $4,323 as of June 30, 2007 and December 31, 2006, respectively.

Fair Value of Debt:  The carrying amount of the Company’s debt and other financings is approximately $169,771 higher than its fair value.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  The carrying amount of the Company’s other financial instruments approximate fair value because of the relatively short maturity of these instruments.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Adoption of SAB No 108:  In adopting SAB No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the year ended December 31, 2006, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach.  In doing so, the Company identified three misstatements previously considered immaterial to all previous periods under the rollover method but considered material when evaluated together under the dual-method.

The Company discovered that it had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of its operations.  The Company determined that the market rates used in the original below market analysis for certain acquisitions were inappropriate and required adjustments based upon comparable leases and analyses by its property managers.  These errors resulted in the Company overstating its 2004 and 2005 net income by an aggregate amount of $3,637.

The Company had previously accounted for its ancillary taxes in the period of payment due to the immaterial nature of these taxes, which were expected to not give rise to significant out-of-period adjustments.  However, in reviewing the tax amounts paid and recorded in the first and second quarters of 2006, it was determined that there was an overstatement of tax expense in 2006 for payments relating to 2005 taxes.  These errors resulted in an overstatement of 2005 net income by $1,056.

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

In addition, net income for the three and six months ended June 30, 2006 decreased $376 and increased $267, respectively, from the information previously reported due to the adjustments identified in the fourth quarter of 2006 upon the adoption of SAB 108, as described above.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No, 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  The Company is currently evaluating the application of this Statement and its effect on the Company’s consolidated financial statements.

(3)

Transactions with Affiliates

Inland Western Real Estate Advisory Services, Inc., an affiliate of the Company, serves as the Company’s Business Manager/Advisor. During the offering periods, the Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the Company’s offerings.  In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

commissions, a marketing contribution and due diligence expense allowance from the Company in connection with its offerings.  Such offering costs were offset against the shareholders’ equity accounts.  Such costs totaled $444,531 at June 30, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company’s administration and acquisition of properties.  The costs of these services are included in general and administrative expenses.  For the three months ended June 30, 2007 and 2006, the Company incurred $1,541 and $697, respectively.  Costs of $3,053 and $1,592 were incurred during the six months ended June 30, 2007 and 2006, respectively.  Of these costs, $869 and $667 remained unpaid as of June 30, 2007 and December 31, 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee.  The fee is incremental based upon the aggregate amount of assets invested.  Based upon the Company’s assets invested at June 30, 2007 and 2006, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  The Company incurred fees totaling $570 and $483 for the three months ended June 30, 2007 and 2006, respectively.  Fees of $1,094 and $885 were incurred during the six months ended June 30, 2007 and 2006, respectively.  Such fees are included in “General and administrative expenses” in the accompanying consolidated statements of operations.  As of June 30, 2007 and December 31, 2006, $376 and $362, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee.  Such costs are included in “General and administrative expenses” in the accompanying consolidated statements of operations.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $150 and $165 for the three months ended June 30, 2007 and 2006, respectively.  Fees totaled $321 and $361 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 and December 31, 2006, $6 and $24, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of the properties purchased.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended June 30, 2007 and 2006, the Company paid loan fees totaling $196 and $339, respectively, to this affiliate.  For the six months ended June 30, 2007 and 2006, the Company paid loan fees totaling $785 and $773, respectively, to this affiliate.  As of June 30, 2007 and December 31, 2006, none remained unpaid.

The Company may pay an annual advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to ¼ of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company’s average invested assets, maximum fees of $19,080 and $18,665 were allowed for the three months ended June 30, 2007 and 2006, respectively, and $38,720 and $ 36,684 for the six months ended June 30, 2007 and 2006,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

respectively.  The Company accrued actual fees to its Business Manager/Advisor totaling $9,500 and $10,500 for the three months ended June 30, 2007 and 2006, respectively, and $9,500 and $20,000 for the six months ended June 30, 2007 and 2006, respectively.  The Business Manager/Advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  As of June 30, 2007 and December 31, 2006, $9,500 and $9,000, respectively, remained unpaid and are included in “Other liabilities” in the accompanying consolidated balance sheets.  The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis.  For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $7,656 and $7,278 for the three months ended June 30, 2007 and 2006, respectively.  Fees of $16,276 and $14,493 were incurred for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 and December 31, 2006, management fees of $2,396 and none remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

As of June 30, 2007, the Company was due funds from affiliates of $300 for costs paid by the Company on their behalf.

In 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. (“MB REIT”), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. (“Inland American”), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to the Company with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 the Company had invested.  The series C preferred shares, while outstanding, entitled the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  The Company earned $4,608 and $9,151 in dividend income related to this investment during the three and six months ended June 30, 2006, which is included in “Dividend income” in the accompanying consolidated statements of operations.

The Company entered into an arrangement with Inland American whereby the Company was paid to guarantee customary non-recourse carve out provisions of Inland American’s financings until such time as Inland American reached a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements FIN No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $35 annually for loans less than $50,000.  The Company recorded fees totaling $47 and $98 for the three and six months ended June 30, 2006, all of which had been received as of that date.  The Company was released from all obligations under this arrangement during 2006.

(4)  Marketable Securities

Investment in marketable securities of $280,701 and $281,261 as of June 30, 2006 and December 31, 2006, respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Of the investment securities held as of June 30, 2007 and December 31, 2006, the Company had accumulated other comprehensive losses of $5,146 and gains of $1,390, respectively.  Net unrealized losses were equal to $4,211 and $2,182 for the three months ended June 30, 2007 and 2006, respectively.  Net unrealized losses were equal to $6,536 and $2,683 for the six months

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

ended June 30, 2007 and 2006, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three and six months ended June 30, 2007, the Company realized losses of $948 and $5,339 related to a decline in value of one investment security which was determined to be other than temporary.  In addition, during the three months ended June 30, 2007 and 2006, the Company realized losses of $20 and gains of $56, respectively, on the sales of securities.  Gains on the sales of securities of $92 and $402 were realized during the six months ended June 30, 2007 and 2006, respectively.  Dividend income is recognized when earned.  During the three months ended June 30, 2007 and 2006, dividend income of $5,396 and $5,028, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  Dividend income of $10,438 and $9,834, respectively, was earned during the six months ended June 30, 2007, and 2006, respectively, on marketable securities.  As of June 30, 2007 and December 31, 2006, $2,033 and $2,235, respectively, of dividend income remained unpaid and is included in “Other assets” in the accompanying consolidated balance sheets.

The Company purchased a portion of its securities through a margin account.  As of June 30, 2007 and December 31, 2006, the Company had recorded a payable of $67,895 and $78, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate (“LIBOR”) plus 25 basis points and LIBOR plus 50 basis points.  As of June 30, 2007, these rates were equal to a range between 5.57% and 5.82%.  Interest expense on this debt in the amount of $756 and $1,548 was recognized within “Interest expense” in the accompanying consolidated statements of operations for the three months ended June 30, 2007 and 2006, respectively.  Interest expense of $860 and $2,616 was recognized on this debt during the six months ended June 30, 2007 and 2006, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities as of June 30, 2007 and December 31, 2006 serves as collateral for this debt.

(5)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the “Plan”) which, subject to certain conditions, provides for the grant to each non-affiliated director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant.  The initial options are exercisable at $8.95 per share.  The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of shareholders as determined under the Plan.  As of June 30, 2007 and December 31, 2006, there had been a total of 23 options issued, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  For the three months ended June 30, 2007 and 2006, $1 and $1, respectively, was recorded in expense related to stock options.  For the six months ended June 30, 2007 and 2006, $1 and $1, respectively, was recorded in expense related to stock options.

(6)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $19,438 and $17,488, respectively, as of June 30, 2007 and December 31, 2006.

Operating Leases

The majority of the revenues from the Company’s investment properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance and for the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

reimbursement by tenants to the Company for the tenants’ pro rata share of certain operating expenses, including real estate taxes, special assessments, insurance, utilities, common area maintenance, ,management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.   Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income in the accompanying consolidated statements of operations.

A lease termination by a major tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if a major tenant’s lease is terminated.  In certain properties where there are large tenants, other tenants may require that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist under the tenants’ leases.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2024 to 2105.  For the three months ended June 30, 2007 and 2006, ground lease rent expense was $2,362 and $2,105, respectively.  Expense of $4,706 and $4,249 was incurred during the six months ended June 30, 2007 and 2006, respectively.

(7)  Notes Receivable

The Company has provided mortgage and development financing to third parties.  These entities are considered variable interest entities under FIN 46(R); however, the Company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The following table summarizes the Company’s notes receivable at June 30, 2007:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment

Construction loans receivable	$31,069	3	8.50% 7.48% and 7.00%	10/07 03/08 and 05/08	First Mortgage	$56,448

Other installment notes	17,955	3	5.00% 8.00% and 10.00%	12/07 05/17 and 02/48	N/A	17,955
	$49,024					$74,403

(8)  Mortgages and Notes Payable

Mortgages Payable

Mortgage loans outstanding as of June 30, 2007 were $4,246,133 and had a weighted average interest rate of 4.92%.  Of this amount, $4,098,626 had fixed rates ranging from 3.96% to 7.48% and a weighted average fixed rate of 4.86% as of June 30, 2007.  Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $147,507 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.57% as of June 30, 2007.  Properties with a net carrying value of $6,428,213 as of June 30, 2007 and

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

related tenant leases are pledged as collateral.  As of June 30, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 2037.

The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on three of its development joint ventures.  These guarantees earn a fee of approximately 1.0% of the loan amount and are released upon the satisfaction of certain pre-leasing requirements.

At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Margin Payable

The Company purchased a portion of its securities through a margin account.  As of June 30, 2007, the Company had recorded a payable of $67,895 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and 50 basis points.  As of June 30, 2007, these rates were equal to a range of between 5.57% and 5.82%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.

Debt Maturity

The following table shows mortgage debt and notes payable maturities during the next 5 years:

	2007	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	$108,056	$58,942	$911,920	$1,287,829	$420,967	$1,361,418
Variable rate debt	67,895	5,320	142,188	-	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	4.64%	4.69%	4.70%	4.75%	4.91%	5.09%
Variable rate debt	5.64%	6.82%	6.57%	-	-	-

The maturity table excludes other financing obligations as described in Note 1.

(9) Line of Credit

The Company terminated its unsecured line of credit facility in December 2006.  The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000.  During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until a permanent debt was placed on the property.  The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on the Company’s leverage ratio.  The Company was also require to pay, on a quarterly basis, an amount ranging from 0.15% to 0.25% per annum on the average daily undrawn funds on the line.  The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations, and investment restrictions.  The Company was in compliance with such covenants throughout the facility’s existence.

(10)  Investments in Unconsolidated Joint Ventures

Effective April 27, 2007, the Company formed a strategic joint venture with a large state pension fund (the “institutional investor”).  The purpose of the joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, the joint venture initially acquired seven neighborhood retail and community centers, which were contributed to the joint venture by the Company, with an estimated fair value of approximately

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

$336,000 and net equity value after debt assumption of approximately $148,000. Under the terms of the joint venture operating agreement, the institutional investor contributed 80%, or approximately $118,400 of the equity necessary to purchase the properties.  Accordingly, the profits and losses of the joint venture are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits and losses of the joint venture for the three and six months ended June 30, 2007 were $735.  The Company received operating cash distributions from the joint venture totaling $21 during the three and six months ended June 30, 2007.

The operations of the seven contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company’s share of net income or loss from the unconsolidated joint venture.  The Company recognized a gain of $11,796 on the contribution of the seven investment properties to the joint venture in the second quarter of 2007.  The gain resulted from a difference between the fair value and the Company’s carrying value of the contributed assets and was recognized to the extent of the outside interest in the joint venture, net of the Company’s commitment to fund additional capital contributions.  The amount of proceeds not recognized in the computation of the gain was based on the Company’s continuing involvement in the contributed property.  In addition, the Company recognized a gain of $2,486 related to the extinguishment of mortgage debt on the seven investment properties contributed to the joint venture.  The gain resulted from the difference between the fair value and the Company’s carrying value of the debt assumed by the joint venture and was calculated net of the write-off of deferred financing costs.  The gain was recognized to the extent of the outside interest in the joint venture, net of the Company’s commitment to fund additional capital contributions.

The difference between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of the joint venture’s property assets.  For the three and six months ended June 30, 2007, the Company recorded $80 of amortization of this basis difference.  As of June 30, 2007, the Company’s net investment in the joint venture was $83,091.

The joint venture currently anticipates acquiring up to an additional $664,000 of neighborhood, community and power centers located in the targeted areas within the United States and it is currently expected that $164,000 of that amount will be contributed from the Company’s existing portfolio and $500,000 will be new assets.  The joint venture will acquire assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher, during the next two years to achieve its investment objectives.  The Company is the managing member of the joint venture and earns fees for providing property management, acquisition and leasing services to the joint venture.

The following table summarizes the Company’s other investments in unconsolidated joint ventures at June 30, 2007:

Property	Location	Date of Investment	Ownership Interest	Investment in Joint Venture
The Power Plant	Baltimore, MD	11/05/04	50.00%	$11,541
Pier IV	Baltimore, MD	11/05/04	66.67%	18,225
Louisville Galleria	Louisville, KY	12/29/04	47.10%	24,692
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	12,537
Preston Trail Village	Dallas, TX	02/28/06	78.95%	2,851
San Gorgonio Village	Beaumont, CA	03/30/07	99.52%	5,205
Kansas City Live	Kansas City, MO	06/07/07	34.73%	16,435
				$91,486

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

These investments are also accounted for using the equity method of accounting.

The Power Plant, Pier IV, Louisville Galleria, Ocean City Factory Outlets and Kansas City Live are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments.  Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of these unconsolidated entities for the six months ended June 30, 2007 were allocated to the Company’s joint venture partners in accordance with the joint venture operating agreements.

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

(11)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States.  The Company’s shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations.  Management internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company’s investment properties are considered a separate operating segment.  However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 14-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company’s properties are considered one reportable segment.

(12)  Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon the exercise of options or other contracts.  As of June 30, 2007 and 2006, options to purchase 23 and 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 449,171 and 440,722 for the three months ended June 30, 2007 and 2006, respectively, and 448,512 and 439,274 for the six months ended June 30, 2007 and 2006, respectively.

(13)  Income Taxes

The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for Federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  For the three and six months ended June 30, 2007, income tax expense of $80 and $215, respectively, was incurred related to the TRS.

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 – on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s accompanying consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2007.  The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the six months ended June 30, 2007, or in the balance sheet as of June 30, 2007.  As of June 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by Federal and various state tax jurisdictions.

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

(15)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $241,190 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into three construction loan agreements and three other installment note agreements in which the Company has committed to fund up to a total of $74,403.  Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2007 was $49,024.  Therefore, the Company may be required to fund up to an additional $25,379 on these loans.

The Company has 11 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit as of June 30, 2007 was $33,679.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties the Company currently owns or plans to purchase in the future.  The Company had outstanding rate lock deposits in the amount of $371 as of June 30, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.48% to 5.62% for periods of 90 days on $130,897 in principal.  Approximately $110,000 of this principal had been allocated to specific acquisitions as of June 30, 2007.

The Company is currently considering acquiring or investing in seven properties for an estimated aggregate investment of approximately $220,000.  The Company’s decision to acquire or invest in each property will generally depend upon no material adverse change occurring relating to the property, the tenants or the local economic conditions and the Company’s receipt of satisfactory due diligence information, including appraisals, environmental reports and lease information prior to purchasing the property.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(16)  Subsequent Events

During the period from July 1 to August 6, 2007, the Company:

•

Issued 1,291 shares of common stock through the DRP and repurchased 574 shares of common stock through the SRP resulting in a total of 450,547 shares of common stock outstanding at August 6, 2007;

•

Paid distributions of $24,085 to its shareholders. The distribution paid in July represented an annualized rate of $.64 per share;

•

Purchased additional phases of two of its existing properties, Cost Plus Distribution Center and Peoria Crossing, comprising an additional 531 square feet for a total acquisition price of $38,143;

•

Funded earnouts totaling $2,007 to purchase an additional 9 square feet at four of its existing properties;

•

Invested $2,619 in an additional development joint venture project;

•

Obtained new mortgage financing on one of its recently acquired properties in the amount of $6,268; and

•

Funded a total of $2,873 on its construction loans receivable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

The level and volatility of interest rates, including the recent general trend towards rising interest rates;

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

•

The increase in property and liability insurance costs and the ability to obtain appropriate insurance coverage;

•

Financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws;

•

The ability to maintain our status as a REIT for federal income tax purposes;

•

The effects of hurricanes and other natural disasters;

•

Environmental/safety requirements and costs; and

•

Other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2007.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007 and as amended on April 27, 2007.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust, or REIT, that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties.  Inland Western Retail Real Estate Advisory Services, Inc., our Business Manager/Advisor manages, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.  As of June 30, 2007, our portfolio consisted of 288 operating properties wholly-owned by us, or the wholly-owned properties, and 16 operating properties in which we have an interest of between 45% and 95%, or the consolidated joint venture properties, for a total of 304 operating properties.  We have also invested in six development joint venture projects, four of which we consolidate.

The properties in our portfolio are located in 38 states and one Canadian province.  As of June 30, 2007, our portfolio consisted of 177 multi-tenant shopping centers and 127 free-standing, single-user net lease properties containing an aggregate of approximately 45,500 square feet of gross leasable area, or GLA, of which approximately 97% of the GLA was physically leased.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of June 30, 2007, approximately 69% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

During the six months ended June 30, 2007, we invested approximately $344,000 for the acquisition of five multi-tenant shopping centers and funding of 24 earnouts on properties which we already own, containing a total GLA of approximately 1,680 square feet.  We also received approximately $77,000 in investor proceeds through our distribution reinvestment program and obtained approximately $436,000 in mortgage and other financing proceeds.

Current shareholders can reinvest their distributions in our distribution reinvestment program, or DRP.  Approximately 50% of our monthly distributions to shareholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $155,000 on an annual basis.  Since we generally leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds would allow us to purchase approximately $310,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  However, we cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, some of which may be more attractive to them.

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We actively manage our assets by leasing and releasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders and intend to continue distributions in order to maintain our REIT status.

According to the International Council of Shopping Centers and the United States Commerce Department, overall, U.S. retail sales decreased 0.9% in June 2007, amid weak demand for durable goods and falling gasoline prices.  With sales declining in two of the three months of the second quarter, economists are looking for a sharp slowdown in consumer spending for the rest of the year as the weak housing sector exacts its toll on consumer confidence.

There is positive news in that major retailers reported June 2007 same store sales rose 2.4% compared with a year earlier, exceeding the expected 2.0% growth.  Furthermore, sales are expected to increase by 2.5% - 3% in July 2007 as the back to school season begins.  Sales at wholesale clubs such as Costco were strong, increasing 6.3% in June.  The discount sector, which includes Target and Wal-Mart, rose 2.1% in June.  However, sales at department stores fell 2.5% and demand for durable goods was weak.  Reflecting the impact of the housing slowdown, sales of furniture fell 3%, sales of electronics fell 1.4% and sales of building materials fell 2.3%.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We believe that we will be able to reduce our exposure to credit risk and increase our rental stream by accepting segments of troubled retailers’ spaces back and releasing at market rent.  We believe that many of the locations with troubled tenants are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize our profitability and minimize any exposure that we have for store closings.  We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements.  The tenants with which we have concerns represent less than 2% of our current annualized revenues.

As of June 30, 2007, we owned, through separate limited partnerships, limited liability companies or joint venture agreements a portfolio of 304 operating properties containing an aggregate of 45,528 square feet of GLA, of which approximately 97% was physically leased and 98% was economically leased.  The weighted average GLA occupied as of June 30, 2007 and December 31, 2006 was 97% as of both dates.

Of the 304 properties we owned as of June 30, 2007, 137 were located west of the Mississippi River.  These 137 properties equate to approximately 46% of our GLA and approximately 48% of our annualized base rental income as of June 30, 2007.  The remaining 167 of our properties are located east of the Mississippi River.

Critical Accounting Policies and Estimates

The following disclosure pertains to accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations which require our most difficult, subjective or complex judgments.  These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain.  Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States of America, or GAAP.  GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates.  This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease up period when calculating as-if-vacant fair values.  In this analysis we consider various factors including geographic location and the size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, the size and the location of the leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property’s carrying value does not exceed its fair value.  If an impairment indicator is present, we perform an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are included in the investment properties classification as an addition to buildings and improvements.

Buildings and improvements are depreciated on a straight-line basis based upon estimated useful lives of 30 years for buildings and improvements and 15 years for site improvements and most other capital improvements.  Acquired in-place lease costs, customer relationship value, other leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The portion of the purchase price allocated to acquired above market costs and acquired below market costs are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.

Cost capitalization and the estimate of useful lives requires our judgment and includes significant estimates that can and do change based on our process which periodically analyzes each property and on our assumptions about uncertain inherent factors.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when the revenue recognition under a lease begins.  If we are the owner of the tenant improvements, for accounting purposes, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude that we are not the owner of the tenant improvements (the lessee is the owner), for accounting purposes, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  For accounting purposes, we consider a number of different factors to evaluate whether we or the lessee is the owner of the tenant improvements.  These factors include:

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

We recognize rental income on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable.

Reimbursements from tenants for recoverable real estate tax and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.  Upon early lease termination we provide for losses related to unrecovered intangibles and other assets.

SAB 101 provides that a lessor should defer recognition of contingent rental income (i.e. percentage/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental revenue in accordance with SAB 101.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases are established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  Under the terms of the agreements, these funds may be released to either us or the seller when certain leasing conditions are met.

Marketable Securities and Other Investments

All publicly traded equity securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as a provision for loss on investments.

To determine whether an impairment is other than temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of FIN 46(R) and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual return if it occurs, or both, then we will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U. S. GAAP.  Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity even when we have greater than a 50% ownership interest.

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

Results of Operations

Comparison of the three months ended June 30, 2007 to June 30, 2006 – Total Portfolio

The table below presents selected operating information for our total portfolio of 304 properties owned at June 30, 2007 and 302 properties owned at June 30, 2006.

	Total Portfolio
	Three months ended
	June 30,		Increase	%
	2007	2006	(Decrease)	Change
Revenues:
Rental income	$146,350	$141,242	$5,108	3.6
Tenant recovery income	37,077	29,739	7,338	24.7
Other property income	2,177	2,725	(548)	20.1
Insurance captive income	334	-	334	N/A

Total revenues	185,938	173,706	12,232	7.0

Expenses
Property operating expenses	31,271	28,012	3,259	11.6
Real estate taxes	20,239	17,939	2,300	12.8
Depreciation and amortization	66,583	64,536	2,047	3.2
Provision for asset impairment	-	-	-	N/A
Insurance captive expenses	369	-	369	N/A
General and administrative expenses	4,414	3,091	1,323	42.8
Advisor asset management fee	9,500	10,500	(1,000)	(9.5)

Total expenses	132,376	124,078	8,298	6.7

Operating income	53,562	49,628	3,934	7.9

Dividend income	5,396	9,636	(4,240)	(44.0)
Interest income	4,110	5,617	(1,507)	(26.8)
Gain on contribution of investments properties	11,796	-	11,796	N/A
Gain on extinguishment of debt	2,486	-	2,486	N/A
Equity in earnings (losses) of unconsolidated entities	1,134	(250)	1,384	553.6
Minority interests	(921)	(146)	775	530.8
Interest expense	(55,078)	(55,607)	(529)	(0.9)
Realized (loss) gain on investment securities	(968)	56	1,024	1,828.6
Other (expense) income	(424)	478	902	331.8

Net income	$21,093	$9,412	$11,681	124.1

Rental income. Rental income consists of basic monthly rent and percentage rental income pursuant to tenant leases. The overall increase in rental income of $5,108 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, is due to several components. Rental income increased $5,834 due to nine additional properties acquired after June 30, 2006. This increase was partially offset by a decrease in rental income of $3,819 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007. The remaining increase of $3,093 was primarily due to earnouts and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates, offset by a slight decrease in the weighted average occupancy to 96.8% at June 30, 2007 from 97.5% at June 30, 2006.

Tenant recovery income. Tenant recovery income represents reimbursements from tenants for common area expenses, property management fees, insurance and real estate taxes incurred by the property. Tenant recovery income increased overall by $7,338 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, which includes an increase of $2,449 due to the nine properties acquired after June 30, 2006. This increase is partially offset by a decrease of $592 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007. The remaining increase in tenant recovery income of $5,481 is due to increases in property operating expenses and real estate taxes as described below, combined with increased efforts to recover certain expenses permissible under tenants’ leases.

Other property income. The decrease in other property income of $548 for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, is primarily the result of decreases in termination fee income, other miscellaneous property income and sales tax income received from tenants, offset by an increase in damage and late fee charges to tenants.

Insurance captive income. In the fourth quarter of 2006, we entered into an agreement with an LLC formed as an insurance association captive, or the Captive. The Captive is currently wholly-owned by us, two affiliated entities and one non-affiliated entity. The Captive was established to stabilize our insurance costs, manage our exposures and recoup expenses through its functions. It was determined that, under FIN 46(R), the Captive is a variable interest entity and we are the primary beneficiary. Therefore, we have consolidated the Captive in our consolidated financial statements. Insurance captive income of $334 for the three months ending June 30, 2007 represents the operating revenue of the Captive.

Property operating expenses. Property operating expenses includes common area expenses, property management fees and insurance costs that are reimbursed by tenants according to the terms of their leases as described above as well as non-reimbursable operating expenses, including provision for bad debt expense. The increase in recoverable operating expenses for the three months ended June 30, 2007, as compared to June 30, 2006, of $1,442 includes $1,230 related to nine properties acquired since June 30, 2006. This increase is partially offset by a decrease of $690 in recoverable expenses related to the contribution of seven properties to an unconsolidated joint venture in April 2007. In addition, an overall increase in security, cleaning and utility costs at our properties has contributed to an increase in recoverable expenses for the three months ended June 30, 2007, as compared to June 30, 2006. Non-reimbursable expenses increased $1,817 partially as a result of a net increase in the provision for bad debt expense of $431 as well as increases in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain and increase leasing activity at our properties.

Real estate taxes. The majority of real estate taxes are reimbursed by tenants according to their lease terms and such recovery is included as a component of tenant recovery income as described above. Real estate taxes increased $2,300 for the three months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004. The increase also includes $1,380 related to nine properties acquired since June 30, 2006, partially offset by a decrease of $820 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Depreciation and amortization. Depreciation expense includes depreciation on building and improvements. Depreciation expense increased $2,125 for the three months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of depreciation on nine properties acquired and earnouts completed since June 30, 2006. The increase in depreciation expense was partially offset by a decrease related to the contribution of seven properties to an unconsolidated joint venture in April 2007. Amortization expense includes amortization on intangible assets and leasing costs. Amortization expense on intangible assets decreased $149 and amortization expense on leasing costs increased $69 for the three months ended June 30, 2007, as compared to June 30, 2006. The decrease in amortization expense on intangible assets is due primarily to the contribution of seven properties to an unconsolidated joint venture in April 2007. The decrease is partially offset by an increase of amortization expense on intangible assets as a result of nine properties acquired and earnouts completed since June 30, 2006. The increase in amortization of leasing costs is attributable to payment of leasing related costs for new tenants as the portfolio matures and leases begin to expire.

Insurance captive expenses. Insurance captive expenses of $369 for the three months ending June 30, 2007 represent the operating expenses of the Captive, which was formed in the fourth quarter of 2006.

General and administrative expenses. General and administrative expenses consist of salaries for maintaining our accounting and investor records, computerized information services costs, mortgage servicing fees and investment advisor fees paid to affiliates as well as director and officer insurance, postage, printing costs and professional fees for legal, audit and accounting services. General and administrative costs increased $1,323 for the three months ended June 30, 2007, as compared to June 30, 2006, as a result of an increase in salaries of $277, an increase in professional fees of $177, an increase in office expenses of $340 including increased computer and software costs related to an accounting system conversion, an increase of $158 as a result of additional state and local tax provisions and an increase of $276 as a result of engaging a third party as our common stock transfer agent during April 2006.

Advisor asset management fee.  The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor. The fee is payable quarterly in an amount equal to ¼ of 1% of our average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor fee of 1% of our average invested assets, maximum advisor fees of $19,080 and $18,665 were allowed for the three months ended June 30, 2007 and 2006, respectively. We recorded actual fees of $9,500 and $10,500, for the three months ended June 30, 2007 and 2006, respectively, as our Business Manager/Advisor has agreed to forego any allowed but not taken on an annual basis.

Dividend income. Dividend income includes dividends earned on our marketable securities and other investments. The decrease of $4,240 for the three months ended June 30, 2007, as compared to June 30, 2006, is primarily due to the redemption of our investment in the MB REIT Series C preferred shares, on which we earned $4,608 of dividend income during the three months ended June 30, 2006. Our investment of approximately $260,000 was redeemed in full in the fourth quarter of 2006. (See “Effects of Transactions with Related and Certain Other Parties.”) Investments in marketable securities rose from $268,438 at June 30, 2006 to $280,701 at June 30, 2007, partially offsetting the decrease in dividend income related to the redemption of the MB REIT shares.

Interest income. Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable. The decrease of $1,507 for the three months ended June 30, 2007, as compared to June 30, 2006, reflects a decrease of $768 related to interest earned on our operating bank accounts and short-term cash investments as a result of cash deployment into investment properties and development joint ventures throughout late 2006 and early 2007. In addition, a decrease of $760 in interest income on notes receivable is the result of the full or partial payoff of two mortgage notes and two construction loans receivable since June 30, 2006.

Gain on contribution of investment properties. The gain on contribution of investment properties of $11,796 for the three months ended June 30, 2007 represents the gain recorded upon the contribution of seven of our properties to an unconsolidated joint venture in April 2007. The gain resulted from a difference between the fair value and our carrying value of the seven properties and was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions.

Gain on extinguishment of debt. The gain on extinguishment of debt of $2,486 for the three months ended June 30, 2007 represents the gain recorded upon the assumption by a new unconsolidated joint venture of the mortgage debt on the seven properties we contributed to an unconsolidated joint venture in April 2007.  The gain resulted from a difference between the fair value and our carrying value of the mortgage debt and is calculated net of the write-off of deferred financing costs.  The gain was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions.

Equity in earnings (losses) of unconsolidated entities. Equity in earnings (losses) of unconsolidated entities consists of our portion of the net income/losses of the joint ventures which we account for under the equity method. The increase in our equity in earnings of $1,384 is primarily due to earnings of $735 allocated to us from a new joint venture with an institutional investor, formed in April 2007.

Minority interests. Minority interests include minority interest holders’ allocation of net income/losses of consolidated joint venture entities. Minority interests for the three months ended June 30, 2007, as compared to June 30, 2006, increased $775 as a result of an increase in the net income generated from our consolidated joint ventures.

Interest expense. The decrease in interest expense of $529 for the three months ended June 30, 2007, as compared to June 30, 2006, is primarily due to a decrease of $1,441 as a result of the assumption of the mortgage debt on seven of our properties contributed to a new unconsolidated joint venture in April 2007.  In addition, interest expense decreased $502 as a result of the payoff of two other financings during the first quarter of 2007, $933 as a result of a decrease in our margin debt and the termination of our line of credit since June 30, 2006, $886 as a result of additional interest capitalized related to developments in progress and $1,125 as a result of the refinancing of certain variable interest debt in early 2007. These decreases were partially offset by an increase in interest expense of $2,546 due to 14 new mortgage financings as well as an increase of $542 for interest expense on construction loans related to four new development projects.

Realized (loss) gain on investment securities. The increase in the realized loss on investment securities of $1,024 for the three months ended June 30, 2007, as compared to June 30, 2006, is due primarily to the recognition during the three month ended June 30, 2007 of a $948 decline in value of one of our investment securities which we determined to be other than temporary.

Other (expense) income. Other expense includes miscellaneous non-operating income earned and non-operating expenses paid by us, including income tax expense. The increase in other expense of $902 for the three months ended June 30, 2007 as compared to 2006 is primarily the result of additional tax expense related to our taxable REIT subsidiary and the Texas margin tax.

Comparison of three months ended June 30, 2007 to June 30, 2006 – Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 288 properties acquired and placed in service prior to April 1, 2006, along with a reconciliation to net income. The properties in the same store portfolio as described were owned for the entire three months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
Revenues:
Same store investment properties:
Rental income	$130,403	$128,397	$2,006	1.6
Tenant recovery income	32,019	27,405	4,614	16.8
Other property income	2,049	2,494	(445)	(17.8)
Other investment properties:
Rental income	10,783	8,695	2,088	24.0
Tenant recovery income	5,058	2,334	2,724	116.7
Other property income	128	231	(103)	(44.6)
Total rental and additional rental income	180,440	169,556	10,884	6.4

Expenses:
Same store investment properties:
Property operating expenses	27,500	25,347	2,153	8.5
Real estate tax expense	18,149	16,196	1,953	12.1
Other investment properties:
Property operating expenses	2,757	1,659	1,098	66.2
Real estate tax expense	2,090	1,743	347	19.9
Total property operating expenses	50,496	44,945	5,551	12.4

Property net operating income:
Same store investment properties	118,822	116,753	2,069	1.8
Other investment properties	11,122	7,858	3,264	41.5
Total net operating income	129,944	124,611	5,333	4.3

	Three Months Ended June 30,
	2007	2006
Other income:
Straight-line rental income	4,205	3,414
Amortization of above and below market and lease intangibles	959	736
Insurance captive income	334	-
Dividend income	5,396	9,636
Interest income	4,110	5,617
Gain on contribution of investment properties	11,796	-
Gain on extinguishment of debt	2,486	-
Equity in earnings (losses) of unconsolidated entities	1,134	(250)
Other expenses:
Straight-line ground lease expense	(1,014)	(1,006)
Insurance captive expense	(369)	-
Depreciation and amortization	(66,583)	(64,536)
Provision for asset impairment	-	-
General and administrative expenses	(4,414)	(3,091)
Advisor asset management fee	(9,500)	(10,500)
Minority interests	(921)	(146)
Interest expense	(55,078)	(55,607)
Realized (loss) gain on investment securities	(968)	56
Other (expense) income	(424)	478

Net income	$21,093	$9,412

On a same store basis, net operating income increased by $2,069 or 1.8%, with total rental income, tenant recoveries and other property income increasing by $6,175 or 3.9% and total property operating expenses increasing by $4,106 or 9.9% for the three months ended June 30, 2007, as compared to June 30, 2006.

Operating revenues. The increase in rental income of the same store portfolio of $2,006 is due primarily to earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The increase in tenant recovery income of $4,614 is due to increases in property operating and real estate tax expenses, combined with increased estimated recovery rates on tenant recovery billings due to a concerted effort to recover certain additional expenses permissible under tenants’ leases. The decrease in other property income is due primarily to decreases in termination fee and other miscellaneous property income including parking garage income, offset partially by an increase in damages and late fee charges to tenants.

Property operating expenses. The increase in property operating expenses of the same store portfolio of $2,153 is due to an overall increase in recoverable security, cleaning and utility costs at our properties as well as an increase in management fees which are calculated based upon revenues collected. Non-reimbursable expenses increased as well, partially as a result of a slight increase in the provision for bad debt expense as well as an increase in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain and increase leasing activity at our properties.

Real estate taxes. Real estate taxes of the same store portfolio increased $1,953 for the three months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004. At the time of acquisition, many newer properties may still be assessed at a lower value based on the seller’s cost of the land and improvements. Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables for similar operating properties, resulting in higher real estate taxes.

Comparison of the six months ended June 30, 2007 to June 30, 2006 – Total Portfolio

The table below presents selected operating information for our total portfolio of 304 properties owned at June 30, 2007 and 302 properties owned at June 30, 2006.

	Total Portfolio
	Six months ended
	June 30,		Increase	%
	2007	2006	(Decrease)	Change
Revenues:
Rental income	$295,015	$280,081	$14,934	5.3
Tenant recovery income	75,248	59,262	15,986	27.0
Other property income	5,819	5,125	694	13.5
Insurance captive income	1,116	-	1,116	N/A

Total revenues	377,198	344,468	32,730	9.5

Expenses
Property operating expenses	68,917	55,785	13,132	23.5
Real estate taxes	43,835	36,166	7,669	21.2
Depreciation and amortization	134,225	126,970	7,255	5.7
Provision for asset impairment	13,560	-	13,560	N/A
Insurance captive expenses	769	-	769	N/A
General and administrative expenses	8,618	5,957	2,661	44.7
Advisor asset management fee	9,500	20,000	(10,500)	(52.5)

Total expenses	279,424	244,878	34,546	14.1

Operating income	97,774	99,590	(1,816)	(1.8)

Dividend income	10,438	18,985	(8,547)	(45.0)
Interest income	8,886	10,743	(1,857)	(17.3)
Gain on contribution of investments properties	11,796	-	11,796	N/A
Gain on extinguishment of debt	2,486	-	2,486	N/A
Equity in earnings (losses) of unconsolidated entities	26	(1,189)	1,215	102.2
Minority interests	4,914	442	(4,472)	(1,011.8)
Interest expense	(110,764)	(108,040)	2,724	2.5
Realized (loss) gain on investment securities	(5,247)	402	5,649	1,405.2
Other (expense) income	(6,839)	417	7,256	1,740.1

Net income	$13,470	$21,350	$(7,880)	(36.9)

Rental income.  The overall increase in rental income of $14,934 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is due to several components. Rental income increased $14,039 due to nine additional properties acquired since June 30, 2006. This increase was partially offset by a decrease in rental income of $3,148 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007. The remaining increase of $4,043 was due to earnouts and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates, offset by a slight decrease in the weighted average occupancy to 96.8% at June 30, 2007 from 97.5% at June 30, 2006.

Tenant recovery income. Tenant recovery income increased overall by $15,986 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, which includes an increase of $4,795 due to nine additional properties acquired since June 30, 2006. This increase is partially offset by a decrease of $108 as a result of the contribution of seven properties to a joint venture in April 2007. The remaining increase in tenant recovery income of $11,299 is due to increases in property operating expenses and real estate taxes as described below, combined with increased efforts to recover certain expenses permissible under tenants’ leases.

Other property income. The increase in other property income of $694 for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, is primarily the result of an increase in damage and late fee charges to tenants as well as sales tax income collected from tenants.

Insurance captive income. Insurance captive income of $1,116 for the six months ending June 30, 2007 represents the operating revenue of the insurance association captive, or the Captive, formed in the fourth quarter of 2006. Due to the fact that the Captive is a variable interest entity and we are the primary beneficiary, we consolidate the entity in our consolidated financial statements.

Property operating expenses. The increase in recoverable operating expenses for the six months ended June 30, 2007, as compared to June 30, 2006, of $7,074 includes $1,887 related to nine properties acquired since June 30, 2006. This increase is partially offset by a decrease of $237 related to the contribution of seven properties to an unconsolidated joint venture in April 2007. In addition, an overall increase in security, cleaning, snow removal and utility costs at our properties has contributed to increase in recoverable expenses for the three months ended June 30, 2007, as compared to June 30, 2006. Non-reimbursable expenses increased $6,058 primarily as a result of an increase in the provision for bad debt expense of $4,165 as well as increases in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain and increase leasing activity at our properties.

Real estate taxes. Real estate taxes increased $7,669 for the six months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004. The increase also includes $2,130 related to nine properties acquired since June 30, 2006, partially offset by a decrease of $705 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Depreciation and amortization. Depreciation expense includes depreciation on building and improvements. Depreciation expense increased $6,231 for the six months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of depreciation on nine properties acquired and earnouts completed since June 30, 2006. The increase in depreciation expense was partially offset by a decrease related to the contribution of seven properties to an unconsolidated joint venture in April 2007. Amortization expense includes amortization on intangible assets and leasing costs. Amortization expense on intangible assets increased $893 and amortization expense on leasing costs increased $131 for the six months ended June 30, 2007, as compared to June 30, 2006. The increase in amortization expense on intangible assets is primarily as a result of nine properties acquired and earnouts completed since June 30, 2006 and is partially offset by a decrease due to the contribution of seven properties to an unconsolidated joint venture in April 2007. The increase in amortization of leasing costs is attributable to payment of leasing related costs for new tenants as the portfolio matures and leases begin to expire.

Provision for asset impairment. We recorded an asset impairment of $13,560 related to an approximately 287 square-foot retail center, multi-tenant property located in University Heights, Ohio during the six months ended June 30, 2007. As a result of the identification of certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants, we performed a cash flow valuation analysis and determined that the carrying value of the asset exceeded its undiscounted cash flows based upon a revised holding period. Therefore, we recorded an impairment loss related to this property to its estimated fair value.

Insurance captive expenses. Insurance captive expenses of $769 for the six months ending June 30, 2007 represent the operating expenses of the Captive, which was formed in the fourth quarter of 2006.

General and administrative expenses. General and administrative costs increased $2,661 for the six months ended June 30, 2007, as compared to June 30, 2006, as a result of an increase in salaries of $447, an increase in professional fees of $92, an increase in office expenses of $215 including increased computer and software costs due to an accounting system conversion, an increase of $976 as a result of additional state and local tax provisions and $698 as a result of engaging a third party as our common stock transfer agent during April 2006.

Advisor asset management fee.  Based upon the maximum allowable advisor fee of 1% of our average invested assets, maximum advisor fees of $38,720 and $36,684 were allowed for the six months ended June 30, 2007 and 2006, respectively. We recorded actual fees of $9,500 and $20,000, for the six months ended June 30, 2007 and 2006, respectively, as our Business Manager/Advisor has agreed to forego any allowed but not taken on an annual basis.

Dividend income. The decrease in dividend income of $8,547 for the six months ended June 30, 2007, as compared to June 30, 2006, is primarily due to the redemption of our investment in the MB REIT Series C preferred shares, on which we earned $9,151 of dividend income during the three months ended June 30, 2006. Our investment of approximately $260,000 was redeemed in full in the fourth quarter of 2006. Investments in marketable securities rose from $268,438 at June 30, 2006 to $280,701 at June 30, 2007, partially offsetting the decrease in dividend income related to the redemption of the MB REIT shares.

Interest income. The decrease in interest income of $1,857 for the six months ended June 30, 2007, as compared to June 30, 2006, reflects a decrease of $1,638 related to interest earned on our operating bank accounts and short-term cash investments as a result of cash deployment into investment properties and development joint ventures throughout late 2006 and early 2007. In addition, a decrease of $187 in interest income on notes receivable is the result of the full or partial payoff of two mortgage notes and two construction loans receivable since June 30, 2006.

Gain on contribution of investment properties. The gain on contribution of investment properties of $11,796 for the six months ended June 30, 2007 represents the gain recorded upon the contribution of seven of our properties to a new unconsolidated joint venture in April 2007. The gain resulted from a difference between the fair value and our carrying value of the seven properties and was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions.

Gain on extinguishment of debt. The gain on extinguishment of debt of $2,486 for the six months ended June 30, 2007 represents the gain recorded upon the assumption by a new unconsolidated joint venture of the mortgage debt on the seven properties we contributed to an unconsolidated joint venture in April 2007.  The gain resulted from a difference between the fair value and our carrying value of the mortgage debt and is calculated net of the write-off of deferred financing costs.  The gain was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions

Equity in earnings (losses) of unconsolidated entities. The increase in our equity in earnings of $1,215 for the six months ended June 30, 2007, as compared to June 30, 2006, is primarily due to earnings of $735 allocated to us from a new joint venture with an institutional investor, formed in April 2007.

Minority interests. Minority interests for the six months ended June 30, 2007, as compared to June 30, 2006, decreased $4,472 primarily as a result of the allocation of a loss on the redemption of certain minority interests in the amount of $5,889 to our joint venture partner during the first quarter of 2007, partially offset by an increase in the net income allocated to minority interests in existing joint ventures.

Interest expense. The increase in interest expense of $2,724 for the six months ended June 30, 2007, as compared to June 30, 2006, is primarily due to an increase of $3,911 due to 14 new financings as well as an increase of $874 in construction loans related to four new development projects. These increases are partially offset by a decrease in interest expense of $1,139 as a result of the assumption of the mortgage debt on seven of our properties contributed to a new unconsolidated joint venture in April 2007. In addition, interest expense decreased $905 as a result of the payoff of two other financings during the first quarter of 2007, $2,092 as a result of a decrease in our margin debt and the termination of our line of credit since June 30, 2006 and $1,964 as a result of additional interest capitalized related to developments in progress.

Realized (loss) gain on investment securities. The increase in the realized loss on investment securities of $5,649 for the six months ended June 30, 2007, as compared to June 30, 2006, is due primarily to the recognition during the six months ended June 30, 2007, of a $5,339 decline in value of one of our investment securities which we determined to be other than temporary.

Other (expense) income. The increase in other expense of $7,256 is primarily the result of the recognition of a loss on the redemption of certain minority interests in the amount of $5,889. In addition, other expense increased due to income tax related expenses associated with our taxable REIT subsidiary and the Texas margin tax.

Comparison of six months ended June 30, 2007 to June 30, 2006 – Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 282 properties acquired and placed in service prior to January 1, 2006, along with a reconciliation to net income. The properties in the same store portfolio as described were owned for the entire six months ended June 30, 2007 and 2006.

	Six Months Ended June 30,		Increase	%
	2007	2006	(Decrease)	Change
Revenues:
Same store investment properties:
Rental income	$255,072	$251,330	$3,742	1.5
Tenant recovery income	64,796	54,149	10,647	19.7
Other property income	5,292	4,565	727	15.9
Other investment properties:
Rental income	29,471	18,585	10,886	58.6
Tenant recovery income	10,452	5,113	5,339	104.4
Other property income	527	560	(33)	(5.9)
Total rental and additional rental income	365,610	334,302	31,308	9.4

Expenses:
Same store investment properties:
Property operating expenses	59,297	50,290	9,007	17.9
Real estate tax expense	37,771	32,479	5,292	16.3
Other investment properties:
Property operating expenses	7,593	3,601	3,992	110.9
Real estate tax expense	6,064	3,687	2,377	64.5
Total property operating expenses	110,725	90,057	20,668	22.9

Property net operating income:
Same store investment properties	228,092	227,275	817	0.4
Other investment properties	26,793	16,970	9,823	57.9
Total net operating income	254,885	244,245	10,640	4.4

Other income:
Straight-line rental income	8,259	8,670
Amortization of above and below market
and lease intangibles	2,213	1,496
Insurance captive income	1,116	-
Dividend income	10,438	18,985
Interest income	8,886	10,743
Gain on contribution of investment properties	11,796	-
Gain on extinguishment of debt	2,486	-
Equity in earnings (losses) of	26	(1,189)
unconsolidated entities
Other expenses:
Straight-line ground lease expense	(2,027)	(1,894)
Insurance captive expense	(769)	-
Depreciation and amortization	(134,225)	(126,970)
Provision for asset impairment	(13,560)	-
General and administrative expenses	(8,618)	(5,957)
Advisor asset management fee	(9,500)	(20,000)
Minority interests	4,914	442
Interest expense	(110,764)	(108,040)
Realized (loss) gain on investment securities	(5,247)	402
Other (expense) income	(6,839)	417

Net income	$13,470	$21,350

On a same store basis, net operating income increased by $817 or 0.4%, with total rental income, tenant recoveries and other property income increasing by $15,116 or 4.9% and total property operating expenses increasing by $14,299 or 17.3% for the six months ended June 30, 2007, as compared to June 30, 2006.

Operating revenues. The increase in rental income of the same store portfolio of $3,762 is due primarily to earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The increase in tenant recovery income of $10,647 is due to increases in property operating and real estate tax expenses, combined with increased estimated recovery rates on tenant recovery billings due to a concerted effort to recover certain additional expenses permissible under tenants’ leases. The increase in other property income of $727 is due primarily to damages and late fee charges to tenants in the six months ended June 30, 2007, as compared to June 30, 2006.

Property operating expenses. The increase in property operating expenses of the same store portfolio of $9,007 is due to an overall increase in recoverable security, cleaning and utility costs at our properties as well as an increase in management fees which are calculated based upon revenues collected. In addition, we incurred greater snow removal costs in the winter months of early 2007 than in early 2006. Non-reimbursable expenses increased as well, primarily as a result of an increase in the provision for bad debt expense as well as an increase in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain and increase leasing activity at our properties.

Real estate taxes. Real estate taxes of the same store portfolio increased $5,292 for the six months ended June 30, 2007, as compared to June 30, 2006, primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004.

Funds from Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or “NAREIT,” an industry trade group, has promulgated a standard known as “Funds from Operations” or “FFO,” which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization after adjustments for unconsolidated investments and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$21,093	$9,412	$13,470	$21,350

Gain on contribution of investment properties	(11,796)	-	(11,796)	-

Depreciation and amortization on investment
properties, net of minority interests	65,925	63,331	132,566	124,565

Joint venture adjustments	402	28	434	69

Funds from operations	$75,624	$72,771	$134,674	$145,984

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.16 per share distribution declared for the three months ended June 30, 2007 and 2006, represented 95% and 97% respectively, of our FFO for those periods.  The $0.32 per share distribution declared for the six months ended June 30, 2007 and 2006, represents 107% and 97% respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.

Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

Our leases typically provide that the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operations, including utilities, property taxes and insurance.  In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs.  Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or rehabbed) and can be met with funds from operations and working capital.  We believe that our current capital resources (including cash-on-hand) and anticipated financings are sufficient to meet our liquidity needs for the foreseeable future.

Liquidity

Mortgage Debt.  Mortgage loans outstanding as of June 30, 2007 were $4,246,133 and had a weighted average interest rate of 4.92%.  Of this amount, $4,098,626 had fixed rates ranging from 3.91% to 7.48% and a weighted average fixed rate of 4.86% as of June 30, 2007.  Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $147,507 represented variable rate loans with a weighted average interest rate of 6.57% as of June 30, 2007.  As of June 30, 2007, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 2037.

Shareholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for shareholders until such time as a market for our shares develops:

The DRP, subject to certain restrictions, allows shareholders who purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share. The per share price had been $9.50 effective through payment of the August 2006 distribution, at which point it was increased to $10.00 per share.  In the event, if ever, of a listing of our shares on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants at that price.  As of June 30, 2007, we had issued 38,722 shares pursuant to the DRP for an aggregate amount of $373,634.

Subject to certain restrictions, the share repurchase program, or SRP, provides existing shareholders with limited, interim liquidity by enabling them to sell shares back to us at the following times and prices through January 31, 2007:

•

One year from the purchase date, at $9.25 per share;

•

Two years from the purchase date, at $9.50 per share;

•

Three years from the purchase date, at $9.75 per share; and

•

Four years from the purchase date, at the greater of $10.00 per share or a price equal to 10 times our “funds available for distribution” per weighted average shares outstanding for the prior calendar year.

In 2007, the SRP was modified as follows:

Effective February 1, 2007, the repurchase price for all shares was increased to $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one year, and

Effective October 1, 2007, the repurchase price for all shares will be increased to $10.00 per share for any requesting shareholder that has beneficially owned the shares for at least one year.

Shares purchased by us will not be available for resale.  As of June 30, 2007, 10,875 shares have been repurchased for a total of $103,302.

The following table outlines the share repurchases made during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Apr 1 - Apr 31, 2007	925	$9.75	925	19,002
May 1 - May 30, 2007	529	$9.75	529	18,473
Jun 1 - Jun 30, 2007	654	$9.75	654	17,819

	2,108		2,108

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

During the six months ended June 30, 2007, we closed on new mortgage debt or increased borrowings under existing construction loans with a principal amount of $390,866 on our wholly-owned and consolidated joint venture properties.  New mortgage loans were all fixed-rate, with the exception of one variable-rate construction loan.  The fixed rate loans bear interest rates between 5.16% and 5.67% and the construction loan bears interest at a rate of LIBOR plus 150 points.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $371 as of June 30, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.48% to 5.62% for periods of 90 days on $130,897 in principal, of which approximately $110,300 had been allocated to specific acquisitions as of June 30, 2007.

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

The following table provides a summary of cash flows provided by operations compared to distributions declared for the six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006

Cash flows provided by operations	$164,898	$161,533

Distributions declared	144,059	141,143

Excess	$20,839	$20,390

Statement of Cash Flows Comparison of the six months ended June 30, 2007 to the six months ended June 30, 2006

Cash Flows from Operating Activities

Cash flows provided by operating activities were $164,898 and $161,533 for the six months ended June 30, 2007 and 2006, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due primarily to the generation of positive operating cash flow on properties acquired and earnouts closed between June 30, 2006 and 2007.

Cash Flows from Investing Activities

Cash flows used in investing activities were $342,689 and $549,028 for the six months ended June 30, 2007 and 2006, respectively.  Cash flows used in investing activities were primarily used for the acquisition of five wholly-owned properties and 24 earnouts for $339,487 during the six months ended June 30, 2007 as compared to $376,316 for eight wholly-owned and consolidated joint venture properties and 36 earnouts for the six months ended June 30, 2006.  In addition, during the six months ended June 30, 2007 and 2006, we invested $16,781 and $126,029, respectively, in marketable securities and other investments and funded $11,312 and $54,454, respectively, on notes receivable.  Finally, we invested $19,703 and $7,280 in unconsolidated joint ventures and $20,853 and $1,267 in development projects during the six months ended June 30, 2007 and 2006, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $118,523 and $273,637, respectively, for the six months ended June 30, 2007 and 2006.  We generated $436,436 and $314,743 from the issuance of new mortgages secured by our investment properties for the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007 and 2006, we also obtained $92,816 and $42,708, respectively, through the purchase of securities on margin.  We paid $66,828 and $64,398 in distributions, net of distributions reinvested, to our shareholders for the six months ended June 30, 2007 and 2006, respectively.  We also paid $39,831 and $15,635 for share repurchases for the six months ended June 30, 2007 and 2006, respectively.  Finally, during the six months ended June 30, 2007, we paid off certain variable rate mortgage debt of $242,650, other financings of $37,825 and margin debt of $25,000.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of Our Business Manager/Advisor.  Inland Western Retail Real Estate Advisory Services, Inc., an affiliate of ours, serves as our Business Manager/Advisor.  During the offering periods, our Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our Business Manager/Advisor and its affiliates relating to our offerings.  In addition, an affiliate of our Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and due diligence expense allowance from us in connection with the offerings.  Such offering costs were offset against the shareholders’ equity accounts.  Such costs totaled $444,531 at June 30, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, our Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, marketing contribution and due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and the 15% limitations.

Our Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to our administration and acquisition of properties.  The costs of these services are included in general and administrative expenses.  During the three months ended June 30, 2007 and 2006, we incurred $1,541 and $697, respectively, of these costs.  Costs of $3,053 and $1,592 were incurred during the six months ended June 30, 2007 and 2006, respectively.  Of these costs, $869 and $667 remained unpaid as of June 30, 2007 and December 31, 2006, respectively.

An affiliate of our Business Manager/Advisor provides investment advisory services to us related to our securities investments for an annual fee.  The fee is incremental based upon the aggregate amount of assets invested.  Based upon our assets invested at June 30, 2007, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  We incurred fees totaling $570 and $483 for the three months ended June 30, 2007 and 2006, respectively, and $1,094 and $885 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 and December 31, 2006, $376 and $362, respectively, of such costs remained unpaid.

An affiliate of our Business Manager/Advisor provides loan servicing to us for an annual fee.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan is charged. Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $150 and $165 for the three months ended June 30, 2007 and 2006, respectively.  Fees totaled $321 and $361 for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 and December 31, 2006, $6 and $24, respectively, remained unpaid.

We use the services of an affiliate of our Business Manager/Advisor to facilitate the mortgage financing that we obtain on some of the properties purchased.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended June 30, 2007 and 2006, we paid loan fees totaling $196 and $339, respectively, to this affiliate.  For the six months ended June 30, 2007 and 2006, we paid loan fees totaling $785 and $773, respectively, to this affiliate.  As of June 30, 2007 and December 31, 2006, none remained unpaid.

We may pay an annual advisor asset management fee of not more than 1% of the average invested assets to our Business Manager/Advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We compute the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to ¼ of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $19,080 and $18,665 were allowed for the three months ended June 30, 2007 and 2006, respectively, and $38,720 and $ 36,684 for the six months ended June 30, 2007 and 2006, respectively.  We accrued actual fees to our Business Manager/Advisor totaling $9,500 and $10,500 for the three months ended June 30, 2007 and 2006, respectively, and $9,500 and $20,000 for the six months ended June 30, 2007 and 2006, respectively.  The Business Manager/Advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  As of June 30, 2007 and December 31, 2006, $9,500 and $9,000, respectively, remained unpaid.  The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis.  For any year in which we qualify as a REIT, our Business Manager/Advisor must reimburse us for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  Our Business Manager/Advisor has not been required to reimburse us for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of our Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $7,656 and $7,278 for the three months ended June 30, 2007 and 2006, respectively.  Fees of $16,276 and $14,493 were incurred for the six months ended June 30, 2007 and 2006, respectively.  As of June 30, 2007 and December 31, 2006, $2,396 and none remained unpaid.

As of June 30, 2007, we were due funds from affiliates of $300 for costs paid by us on their behalf.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc. (“MB REIT”), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. (“Inland American”), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 we had invested.  The series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  We earned $4,608 and $9,151 in dividend income related to this investment during the three and six months ended June 30, 2006.

We entered into an arrangement with Inland American whereby we were paid to guarantee customary non-recourse carve out provisions of Inland American’s financings until such time as Inland American reached a net worth of $300,000.  We evaluated the accounting for the guarantee arrangements under FIN No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $35 annually for loans less than $50,000.  We recorded fees totaling $47 and $98 for the three and six months ended June 30, 2006, all of which had been received as of that date.  We were released from all obligations under this arrangement during 2006.

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

The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any further payment obligation to the seller.  Based on pro forma leasing rates, we may pay as much as $241,190 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into three construction loan agreements and three other installment note agreements in which we have committed to fund up to a total of $74,403.  Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance as of June 30, 2007 was $49,024.  Therefore, we may be required to fund up to an additional $25,379 on these loans.

We have 11 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit as of June 30, 2007 was $33,679.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We had outstanding rate lock deposits in the amount of $371 as of June 30, 2007 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.48% to 5.62% for periods of 90 days on $130,897 in principal of which approximately $110,000 had been allocated to specific acquisitions as of June 30, 2007.

We are currently considering acquiring or investing in seven properties for an estimated aggregate investment price of approximately $220,000.  Our decision to acquire or invest in each property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and our receipt of satisfactory due diligence information, including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from July 1 to August 6, 2007, we:

•

Issued 1,291 shares of common stock through the DRP and repurchased 574 shares of common stock through the SRP resulting in a total of 450,547 shares of common stock outstanding at August 6, 2007;

•

Paid distributions of $24,085 to our shareholders. The distribution paid in July represented an annualized rate of $.64 per share;

•

Purchased additional phases of two of our existing properties, Cost Plus Distribution Center and Peoria Crossing, comprising an additional 531 square feet for a total acquisition price of $38,143;

•

Funded earnouts totaling $2,007 to purchase an additional 9 square feet at four of our existing properties;

•

Invested $2,619 in an additional development joint venture project;

•

Obtained new mortgage financing on one of our recently acquired properties in the amount of $6,268; and

•

Funded a total of $2,873 on our construction loans receivable.

Impact of Recent Accounting Principles

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November15, 2007, although early application is allowed.  We are currently evaluating the application of this Statement and its effect on our consolidated financial statements.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We had outstanding rate lock deposits in the amount of $371 as of June 30, 2007 which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates from 5.48% to 5.62% for periods of 90 days $130,897 in principal, of which approximately $110,000 had been allocated as of June 30, 2007.

With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as out potential offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

The carrying amount of our debt and other financings is approximately $169,771 higher than its fair value as of June 30, 2007.

We have $215,403 of variable rate debt with an average interest rate of 6.28% as of June 30, 2007.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of June 30, 2007, interest expense increases by approximately $2,154 on an annual basis.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer.  Based upon that evaluation, our chief executive officer and our principal financial officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time we are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 1(A).  Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2007 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Apr 1 - Apr 31, 2007	925	$9.75	925	19,002
May 1 - May 30, 2007	529	$9.75	529	18,473
Jun 1 - Jun 30, 2007	654	$9.75	654	17,819

Total	2,108		2,108

(1)

For 2007, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2006.  The share repurchase limit for 2007 is 22,090.

Item 6.  Exhibits

EXHIBIT NO.	DESCRIPTION
3.1

Third Articles of Amendment and Restatement of Inland Western Retail Real Estate Trust , Inc. (Included as Exhibit 3.1 to the Company’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-5119] and incorporated herein by reference.)

3.2.1

Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005, (Included as Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 7, 2005 [File No. 333-103799] incorporated herein by reference.)

4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)
10.5

Independent Director Stock Option plan (Included as Exhibit 10.5 to the Company’s Registration Statement on form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference.)

10.6

Indemnification Agreements by and between Inland Western Retail Real Estate Trust , Inc. and its directors and named executive officers (Included as Exhibits 10.6 A-J to the Company’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-51199] and incorporated herein by reference.)

10.517

Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2006 [File No. 000-51199] and incorporated herein by reference.)

10.518

Amended and Restated Share Repurchase Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 15, 2006 [File No. 000-51199] and incorporated herein by reference.)

10.519	Operating Agreement of MS Inland Fund, LLC (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 [File No. 000-51199] and incorporated herein by reference.)
14.1

Inland Western Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics (Included as Exhibit 14.1 to the Company’s Annual Report / Amended filed on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-51199] and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed in its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer

Date:	August 10, 2007

/s/ Steven P. Grimes
By	Steven P. Grimes
Principal Financial Officer

Date:	August 10, 2007