Form 10-Q
period 2007-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2007-11-14
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C 20546

FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.  Yes [X]   No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 8, 2007 there were 449,105,851 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

20

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

42

Item 4.  Controls and Procedures

43

                                                                PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

44

Item 1(A).  Risk Factors

44

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

44

Item 6.  Exhibits

45

SIGNATURES

46

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2007 and December 31, 2006

(In thousands, except per share amounts)

September 30, 2007 (Unaudited)	December 31, 2006
Assets		
Investment properties:		
Land	$ 1,483,555	$ 1,468,549
Building and other improvements	5,824,660	5,734,222
Developments in progress	101,671	55,695
	7,409,886	7,258,466
Less accumulated depreciation	(515,869)	(385,322)
Net investment properties	6,894,017	6,873,144
Cash and cash equivalents (including cash held by management companies of $41,828 and $16,418, respectively)	145,632	227,751
Investment in marketable securities	272,288	281,262
Investment in unconsolidated joint ventures	187,740	83,645
Accounts and notes receivable	155,570	247,098
Acquired lease intangibles and customer relationship value	473,246	507,805
Other assets	85,249	107,569
Total assets	$ 8,213,742	$ 8,328,274
Liabilities and Shareholders' Equity		
Liabilities:		
Mortgages and notes payable	$ 4,392,782	$ 4,313,223
Accounts payable and accrued expenses	91,178	48,370
Distributions payable	24,226	23,901
Acquired below market lease intangibles	126,779	138,953
Other financings	63,679	89,435
Other liabilities	64,344	71,053
Total liabilities	4,762,988	4,684,935
Minority interests	105,834	134,775
Commitments and contingencies		
Shareholders' Equity:		
Preferred stock, $0.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 452,463 and 446,396 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	452	446
Additional paid-in capital	4,062,180	3,996,598
Accumulated distributions in excess of net income	(693,774)	(489,870)
Accumulated other comprehensive (loss) income	(23,938)	1,390
Total shareholders' equity	3,344,920	3,508,564
Total liabilities and shareholders' equity	$ 8,213,742	$ 8,328,274

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income

For the Three and Nine Months ended September 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2007

(Unaudited)

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

Nine Months Ended September 30, 2007	2006
Cash flows from operating activities:		
Net income	$ 12,669	$ 28,724
Adjustments to reconcile net income to net cash provided by operating activities:		
Depreciation and amortization	206,663	192,424
Provision for asset impairment	13,560	-
Amortization of loan fees	6,095	5,515
Amortization of acquired above and below market lease intangibles	(3,018)	(2,129)
Straight-line rental income	(12,404)	(13,164)
Straight-line ground lease expense	3,042	2,909
Minority interests	(4,966)	(1,193)
Loss on redemption of minority interests	5,889	-
Gain on contribution of investment properties	(11,796)	-
Gain on extinguishment of debt	(2,486)	-
Equity in losses of unconsolidated entities	1	2,413
Realized loss (gain) on investment securities	5,559	(402)
Write-off of accounts and rents receivable	3,269	841
Distributions from unconsolidated joint ventures	3,677	3,301
Adjustment for cumulative effect of adopting SAB 108	-	(1,171)
Changes in assets and liabilities:		
Accounts and rents receivable, net	2,094	(21,018)
Other assets	500	4,510
Accounts payable and accrued expenses	33,456	26,862
Other liabilities	(3,201)	14,787
Net cash provided by operating activities	$ 258,603	$ 243,209
Cash flows from investing activities:		
Purchase of marketable securities	$ (52,701)	$ (93,259)
Sale of marketable securities	30,788	-
Purchase of other investments	-	(40,000)
Restricted escrows	13,765	(3,368)
Purchase of investment properties	(371,580)	(399,804)
Acquired lease intangible assets and customer relationship value	(41,333)	(38,355)
Acquired below market lease intangibles	8,227	10,457
Investment in developments in progress	(40,098)	(15,524)
Contributions from minority interests	5,918	25,181
Distributions to minority interests	(11,450)	(12,259)
Redemption of minority interests	(2,581)	-
Proceeds from contribution of investment properties to unconsolidated joint venture	50,000	-
Investment in unconsolidated joint ventures	(36,570)	(10,559)
Payments received under master lease agreements	4,101	5,818
Payment of leasing fees	(2,463)	(1,014)
Funding of notes receivable	(20,715)	(62,140)
Payoff of notes receivable	29,567	34,305
Net cash used in investing activities	$ (437,125)	$ (600,521)

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2007 and 2006

(Unaudited)

(In thousands, except per share amounts)

Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Cash flows from financing activities:		
Shares repurchased through SRP	$ (53,707)	$ (30,249)
Payment of offering costs	-	(98)
Proceeds from margin debt related to investment securities	134,351	41,672
Payoff of margin debt related to investment securities	(25,000)	-
Proceeds from mortgages and notes payable	461,865	394,018
Principal payments on mortgages and notes payable	(1,813)	(1,721)
Lump-sum payoffs of mortgages and notes payable	(280,815)	(848)
Payment of loan fees and deposits	(187)	(3,063)
Payoff of other financings	(37,825)	-
Distributions paid, net of distributions reinvested	(100,466)	(96,809)
Net cash provided by financing activities	$ 96,403	$ 302,902
Net decrease in cash and cash equivalents	(82,119)	(54,410)
Cash and cash equivalents, at beginning of period	227,751	298,847
Cash and cash equivalents, at end of period	$ 145,632	$ 244,437
Supplemental cash flow disclosure, including non-cash activities:		
Cash paid for interest, net of interest capitalized	$ 164,325	$ 157,828
Purchase of investment properties	$ (490,255)	$ (445,927)
Assumption of mortgage debt	14,688	30,766
Conversion of notes receivable to investment property	86,975	8,759
Other financings	12,069	6,689
Non-cash purchase price adjustments	-	(2,010)
Developments in progress placed in service	4,943	1,919
	$ (371,580)	$ (399,804)
Distributions payable	$ 24,226	$ 23,774
Distributions reinvested	$ 115,782	$ 115,524
Redemption of minority interests:		
Land	$ 5,937	$ -
Building and other improvements, net of accumulated depreciation	43,090	-
Investment in unconsolidated joint ventures	10,795	-
Acquired lease intangibles and other assets	5,639	-
Mortgages and notes payable	(35,933)	-
Acquired below market lease intangibles and other liabilities	(7,777)	-
Minority interests	(24,332)	-
	$ (2,581)	$ -
Proceeds from contribution of investment properties to unconsolidated joint venture:		
Land	$ 60,990	$ -
Building and other improvements, net of accumulated depreciation	227,613	-
Investment in unconsolidated joint ventures	(81,998)	-
Accounts and notes receivable	2,166	-
Acquired lease intangibles and other assets	20,283	-
Mortgages and notes payable assumption	(187,784)	-
Acquired below market lease intangibles and other liabilities	(5,552)	-
Gain on contribution of investment properties	11,796	-
Gain on extinguishment of debt	2,486	-
	$ 50,000	$ -

See accompanying notes to consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2006, which are included in our 2006 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.  All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts and number of properties.

(1)   Organization and Basis of Presentation

Inland Western Retail Real Estate Trust, Inc. (the “Company”) was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties.

The Company, through two public offerings, sold a total of 421,983 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,219,893.  In addition, as of September 30, 2007, the Company had issued 42,595 shares through its distribution reinvestment program (“DRP”) for $412,369 in gross proceeds and had repurchased a total of 12,115 shares through its share repurchase program (“SRP”) for an aggregate cost of $115,384.  As a result the Company had total shares outstanding of 452,463 and had realized total net offering proceeds, before offering costs, of $4,516,878 as of September 30, 2007.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Certain reclassifications have been made to the 2006 consolidated financial statements to conform to the 2007 presentation.

During 2007, as part of its lease accounting and account reconciliation processes, the Company determined that it had understated the prior year’s revenues and expenses by a net amount of approximately $710, or $.002 per common share.  The errors were not considered material to the results of operations of any prior period or the current period.  Therefore, certain adjustments related to these revenues and expenses have been recognized in the Company’s year-to-date financials, with $376 recognized in the three months ended March 31, 2007, $192 recognized in the three months ended June 30, 2007 and ($84) recognized in the three months ended September 30, 2007.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).  Following consideration under FIN 46(R), if required, the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations.  The Company has ownership interests ranging between 5% and 95% in the LLCs or LPs which own 17 of the operating properties in its portfolio.  The Company has also made investments in seven real estate development joint ventures.  Under the guidance of FIN 46(R) and EITF 04-5, these entities, with the exception of three development joint ventures, are consolidated by the Company.

The Company is the controlling member in various consolidated entities. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.  Outside ownership interests of $37,825 in two entities previously included in “Other financings” were redeemed by the Company during the nine months ended September 30, 2007.  These redemptions were treated as debt extinguishments for financial reporting purposes.

The Company has entered into an agreement with an LLC formed as an insurance association captive (“Captive”), which is wholly-owned by the Company, two affiliated entities, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc., and one non-affiliated entity.  The Captive is serviced by an affiliate, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as minority interests in the accompanying consolidated financial statements.

On March 1, 2007, the Company transferred real estate and investments in unconsolidated joint ventures to certain joint venture partners in redemption of their interest in the ventures.  The transactions were accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) of $30,221 in excess of the book value of the joint venture partner minority interest balance of $24,332 with the difference of $5,889 recognized as a loss on redemption of minority interest.  Such loss is included in “Other expense” in the accompanying consolidated statement of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreement.

For the remaining minority interest partners, the amount of any actual distributions in the partially owned properties is very difficult to predict due to many factors, including the inherent uncertainty of real estate sales.  If the entities’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the minority interest holders related to partially owned properties.  In accordance with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 150, the Company estimates the value of minority interests exceeded their book value by approximately $5,400 at September 30, 2007.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Minority interests are adjusted for additional contributions by minority holders and distributions to minority holders as well as the minority holders’ share of the net earnings or losses of each respective entity.

(2)

Summary of Significant Accounting Policies

Investment Properties:  The Company allocates the purchase price of each acquired investment property between land, building and other improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $16,686 and $13,930 for the three months ended September 30, 2007 and 2006 and $45,226 and $41,508 for the nine months ended September 30, 2007 and 2006, respectively.  “Acquired lease intangibles and customer relationship value” in the accompanying consolidated balance sheets is presented net of accumulated amortization on acquired in-place lease intangibles of $131,196 and $99,343 as of September 30, 2007 and December 31, 2006, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $65 for both of the three months ended September 30, 2007 and 2006 and $195 for both of the nine months ended September 30, 2007 and 2006.  “Acquired lease intangibles and customer relationship value” in the accompanying consolidated balance sheets is presented net of accumulated amortization on customer relationship value of $703 and $509 as of September 30, 2007 and December 31, 2006, respectively.

The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and also over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $1,978 and $2,097 was applied as a reduction to rental income for the three months ended September 30, 2007 and 2006 and $5,758 and $6,250 for the nine months ended September 30, 2007 and 2006, respectively.  Amortization pertaining to the below market lease costs of $2,782 and $2,731 was applied as an increase to rental income for the three months ended September 30, 2007 and 2006 and $8,776 and $8,379 for the nine months ended September 30, 2007 and 2006, respectively. “Acquired lease intangibles and customer relationship value” in the accompanying consolidated balance sheets is presented net of accumulated amortization on acquired above market lease intangibles of $19,516 and $17,603 as of September 30, 2007 and December 31, 2006, respectively.  “Acquired below market lease intangibles” in the accompanying consolidated balance sheets is presented net of accumulated amortization of $25,437 and $21,644 as of September 30, 2007 and December 31, 2006, respectively.

Gains or losses from dispositions of real estate are recognized using the full accrual or partial sale methods, as applicable, in accordance with the provisions of SFAS No. 66: Accounting for Real Estate Sales, provided that various criteria relating to the terms of sale and any subsequent involvement by the Company with the properties sold are met.

Allowance for Doubtful Accounts:  The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  “Accounts and notes receivable” in the accompanying consolidated balance sheets is presented net of an allowance for doubtful accounts of $9,930 and $4,323 as of September 30, 2007 and December 31, 2006, respectively.

Marketable Securities and Other Investments:  All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

Fair Value of Debt:  The carrying amount of the Company’s debt and other financings is approximately $102,203 higher than its fair value.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  The carrying amount of the Company’s other financial instruments approximates fair value because of the relatively short maturity of these instruments.

Adoption of SAB No 108:  In adopting Staff Accounting Bulletin (“SAB”) No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, during the year ended December 31, 2006, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB 108’s “dual-method” (both an income statement and balance sheet-oriented) approach.  In doing so, the Company identified three misstatements previously considered immaterial to all previous periods under the rollover method but considered material when evaluated together under the dual-method.

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

In addition, net income for the three and nine months ended September 30, 2006 decreased $584 and increased $317, respectively, from the information previously reported due to the adjustments identified in the fourth quarter of 2006 upon the adoption of SAB 108, as described above.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.

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

(3)

Transactions with Affiliates

Inland Western Retail Real Estate Advisory Services, Inc., an affiliate of the Company, serves as the Company’s Business Manager/Advisor. During the offering periods, the Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of the Business Manager/Advisor and its affiliates relating to the Company’s offerings.  In addition, an affiliate of the Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from the Company in connection with its offerings.  Such offering costs were offset against the shareholders’ equity accounts.  Such costs totaled $444,531 at September 30, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, the Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, the marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and 15% limitations.

The Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to the Company’s administration and acquisition of properties.  The costs of these services are included in general and administrative expenses.  For the three months ended September 30, 2007 and 2006, the Company incurred $603 and $877, respectively, of these costs.  Costs of $3,606 and $2,468 were incurred during the nine months ended September 30, 2007 and 2006, respectively.  Of these costs, $829 and $667 remained unpaid as of September 30, 2007 and December 31, 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides investment advisory services to the Company related to the Company’s securities investments for an annual fee.  The fee is incremental based upon the aggregate amount of assets invested.  Based upon the Company’s assets invested at September 30, 2007 and 2006, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  The Company incurred fees totaling $520 and $530 for the three months ended September 30, 2007 and 2006, respectively.  Fees of $1,614 and $1,415 were incurred during the nine months ended September 30, 2007 and 2006, respectively.  Such fees are included in “General and administrative expenses” in the accompanying consolidated statements of operations.  As of September 30, 2007 and December 31, 2006, $180 and $362, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

An affiliate of the Business Manager/Advisor provides loan servicing to the Company for an annual fee.  Such costs are included in “General and administrative expenses” in the accompanying consolidated statements of operations.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $140 and $177 for the three months ended September 30, 2007 and 2006, respectively.  Fees totaled $461 and $538 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 and December 31, 2006, $6 and $24, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company uses the services of an affiliate of the Business Manager/Advisor to facilitate the mortgage financing that the Company obtains on some of its properties.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended September 30, 2007 and 2006, the Company paid loan fees totaling $22 and $234, respectively, to this affiliate.  For the nine months ended September 30, 2007 and 2006, the Company paid loan fees totaling $824 and $1,007, respectively, to this affiliate.  As of September 30, 2007 and December 31, 2006, none remained unpaid.

The Company may pay an annual advisor asset management fee of not more than 1% of the average invested assets to its Business Manager/Advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computes the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to ¼ of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company’s average invested assets, maximum fees of $19,560 and $18,989 were allowed for the three months ended September 30, 2007 and 2006, respectively, and $58,281 and $55,673 for the nine months ended September 30, 2007 and 2006, respectively.  The Company accrued actual fees to its Business Manager/Advisor totaling $9,500 and $10,500 for the three months ended September 30, 2007 and 2006, respectively, and $19,000 and $30,500 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 and December 31, 2006, $9,500 and $9,000, respectively, remained unpaid and are included in “Other liabilities” in the accompanying consolidated balance sheets.  The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis.  For any year in which the Company qualifies as a REIT, the Business Manager/Advisor must reimburse the Company for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  The Business Manager/Advisor has not been required to reimburse the Company for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of the Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  The Company incurred property management fees of $8,774 and $7,728 for the three months ended September 30, 2007 and 2006, respectively.  Fees of $25,050 and $22,221 were incurred for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, management fees of $2,606 remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheet.  None remained unpaid as of December 31, 2006.

As of September 30, 2007, the Company was due funds from affiliates of $343 for costs paid by the Company on their behalf.

In 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. (“MB REIT”), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. (“Inland American”), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to the Company with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by the Company by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 the Company had invested.  The series C preferred shares, while outstanding, entitled the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  The Company earned $4,658 and $13,809 in dividend income related to this investment during the three and nine months ended September 30, 2006, which is included in “Dividend income” in the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company entered into an arrangement with Inland American whereby the Company was paid to guarantee customary non-recourse carve out provisions of Inland American’s financings until such time as Inland American reached a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements in accordance with FIN No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $45 and $143 for the three and nine months ended September 30, 2006, all of which had been received as of that date.  The Company was released from all obligations under this arrangement during 2006.

(4)  Marketable Securities

Investment in marketable securities of $272,288 and $281,261 as of September 30, 2007 and December 31, 2006, respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Of the investment securities held as of September 30, 2007 and December 31, 2006, the Company had accumulated other comprehensive losses of $23,938 and gains of $1,390, respectively.  During the three months ended September 30, 2007 and 2006, the Company had net unrealized losses of $18,793 and gains of $2,448, respectively.  Net unrealized losses were equal to $25,328 and $235 for the nine months ended September 30, 2007 and 2006, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the three and nine months ended September 30, 2007, the Company realized losses of $686 and $6,026 related to a decline in value of two investment securities which were determined to be other than temporary.  In addition, during the three months ended September 30, 2007, the Company realized gains of $374 on the sales of securities.  Gains on the sales of securities of $467 and $402 were realized during the nine months ended September 30, 2007 and 2006, respectively.  Dividend income is recognized when earned.  During the three months ended September 30, 2007 and 2006, dividend income of $6,684 and $5,452, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  Dividend income of $17,122 and $15,286, respectively, was earned during the nine months ended September 30, 2007 and 2006, respectively, on marketable securities.  As of September 30, 2007 and December 31, 2006, $2,214 and $2,235, respectively, of dividend income remained unpaid and is included in “Other assets” in the accompanying consolidated balance sheets.

The Company purchased a portion of its securities through a margin account.  As of September 30, 2007 and December 31, 2006, the Company had recorded a payable of $109,429 and $78, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate (“LIBOR”) plus 25 basis points and LIBOR plus 50 basis points.  As of September 30, 2007, these rates were equal to a range between 5.38% and 5.63%.  Interest expense on this debt in the amount of $1,168 and $1,812 was recognized within “Interest expense” in the accompanying consolidated statements of operations for the three months ended September 30, 2007 and 2006, respectively.  Interest expense of $2,028 and $4,428 was recognized on this debt during the nine months ended September 30, 2007 and 2006, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities as of September 30, 2007 and December 31, 2006 serves as collateral for this debt.

(5)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $21,590 and $17,488 as of September 30, 2007 and December 31, 2006, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Operating Leases

The majority of the revenues from the Company’s investment properties consists of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance and for the reimbursement by tenants to the Company for the tenants’ pro rata share of certain operating expenses, including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income in the accompanying consolidated statements of operations.

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

Ground Leases

The Company leases land under non-cancelable operating leases at certain of its properties expiring in various years from 2024 to 2105.  For the three months ended September 30, 2007 and 2006, ground lease rent expense was $2,364 and $2,492, respectively.  Expense of $7,070 and $6,741 was incurred during the nine months ended September 30, 2007 and 2006, respectively.

(6)  Notes Receivable

The Company has provided mortgage and development financing to third parties.  These entities are considered variable interest entities under FIN 46(R); however, the Company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The following table summarizes the Company’s notes receivable at September 30, 2007:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment

Construction loans receivable	$16,122	3	7.48% and 7.00% 9.00%	03/08 and 10/08 06/10	First Mortgage	$19,120

Other installment notes	17,955	3	5.00% 8.00% and 10.00%	12/07 05/17 and 02/48	N/A	17,955
	$34,077					$37,075

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(7)  Mortgages and Notes Payable

Mortgages Payable

Mortgage loans outstanding as of September 30, 2007 were $4,232,864 and had a weighted average interest rate of 4.93%.  Of this amount, $4,074,554 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.87% as of September 30, 2007.  Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $158,310 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.56% as of September 30, 2007.  Properties with a net carrying value of $6,418,396 as of September 30, 2007 and related tenant leases are pledged as collateral.  As of September 30, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 2037.

The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on various of its development joint ventures.  These guarantees earn a fee of approximately 1.0% of the loan amount and are released upon the satisfaction of certain pre-leasing requirements.

At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Margin Payable

The Company purchased a portion of its investment securities through a margin account.  As of September 30, 2007, the Company had recorded a payable of $109,429 for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points.  As of September 30, 2007, these rates were equal to a range of between 5.38% and 5.63%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.

Debt Maturity

The following table shows mortgage debt and notes payable maturities during the next 5 years:

	2007	2008	2009	2010	2011	Thereafter
Maturing debt:
Fixed rate debt	$69,309	58,942	911,920	1,287,829	420,970	1,376,074
Variable rate debt	109,429	11,381	146,928	-	-	-

Weighted average interest rate on maturing debt:
Fixed rate debt	4.72%	4.72%	4.70%	4.75%	4.91%	5.09%
Variable rate debt	5.59%	6.63%	6.55%	-	-	-

The maturity table excludes other financing obligations as described in Note 1.  The fixed rate debt maturing in 2007 includes a $50,000 note payable to one of the Company’s unconsolidated joint ventures as described in Note 9.

(8) Line of Credit

The Company terminated its previous unsecured line of credit facility in December 2006.  The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000.  During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until a permanent debt was placed on the property.  The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on the Company’s leverage ratio.  The Company was also require to pay, on a quarterly basis,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

an amount ranging from 0.15% to 0.25% per annum on the average daily undrawn funds on the line.  The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations, and investment restrictions.  The Company was in compliance with such covenants throughout the facility’s existence.

(9)  Investments in Unconsolidated Joint Ventures

Effective April 27, 2007, the Company formed a strategic joint venture with a large state pension fund (the “institutional investor”).  The purpose of the joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, the joint venture initially acquired seven neighborhood retail and community centers, which were contributed to the joint venture by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $148,000.  Under the terms of the joint venture operating agreement, the institutional investor contributed 80%, or approximately $118,400 of the equity necessary to purchase the properties.  Accordingly, the profits and losses of the joint venture are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits and losses of the joint venture for the three and nine months ended September 30, 2007 was $860 and $1,595, respectively.  The Company received operating cash distributions from the joint venture totaling $1,399 and $1,420 during the three and nine months ended September 30, 2007.  During the second quarter of 2007, the Company borrowed $50,000 from the joint venture at an annual interest rate of 4.80%.

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

The difference between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of the joint venture’s property assets.  For the three and nine months ended September 30, 2007, the Company recorded $53 and $133, respectively, of amortization of this basis difference.  As of September 30, 2007, the Company’s net investment in the joint venture was $82,771.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table summarizes the Company’s other investments in unconsolidated joint ventures at September 30, 2007:

Property	Location	Date of Investment	Ownership Interest	Investment in Joint Venture
The Power Plant	Baltimore, MD	11/05/04	50.00%	$11,197
Pier IV	Baltimore, MD	11/05/04	66.67%	18,339
Louisville Galleria	Louisville, KY	12/29/04	47.10%	24,514
Ocean City Factory Outlets	Ocean City, MD	12/23/05	41.18%	12,470
Preston Trail Village	Dallas, TX	02/28/06	78.95%	2,346
San Gorgonio Village	Beaumont, CA	03/30/07	99.52%	5,205
Kansas City Live	Kansas City, MO	06/07/07	34.73%	16,435
Former grocery redevelopments	Denver, CO Area	08/31/07	96.30%	14,463
				$104,969

These investments are also accounted for using the equity method of accounting as the Company has significant influence over, but not control of, the major operating and financial policies of the joint venture.

The Power Plant, Pier IV, Louisville Galleria, Ocean City Factory Outlets and Kansas City Live are considered restricted because the Company’s joint venture partner is entitled to virtually all of the economic benefits of the investments.  Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings or losses of these unconsolidated entities for the nine months ended September 30, 2007 were allocated to the Company’s joint venture partners in accordance with the joint venture operating agreements.

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

(10)  Segment Reporting

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

(11)  Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing net income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon the exercise of options or other contracts.  As of September 30, 2007 and 2006, options to purchase 23 and 20 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The basic and diluted weighted average number of common shares outstanding was 451,319 and 443,239 for the three months ended September 30, 2007 and 2006, respectively, and 449,448 and 440,596 for the nine months ended September 30, 2007 and 2006, respectively.

(12)  Income Taxes

The Company has one wholly-owned subsidiary that has elected to be treated as a TRS for Federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  For the nine months ended September 30, 2007, income tax expense of $41 was incurred related to the TRS.

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The adoption of FIN 48 did not have a material effect on the Company’s accompanying consolidated financial statements.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of September 30, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2007.  The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the three or nine months ended September 30, 2007, or in the balance sheet as of September 30, 2007.  As of September 30, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by Federal and various state tax jurisdictions.

(13)  Provision for Asset Impairment

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

(14)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $165,991 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into three construction loan agreements and three other installment note agreements in which the Company has committed to fund up to a total of $37,075.  Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2007 was $34,077.  Therefore, the Company may be required to fund up to an additional $2,998 on these loans.

The Company has 12 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once the Company purchases the remaining portion of these properties and meets certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit as of September 30, 2007 was $22,825.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  The Company has outstanding rate lock deposits in the amount of $278 as of September 30, 2007, which will be applied as credits to the mortgage fundings as they occur.   These agreements lock interest rates at 5.54% and 5.93% for periods of 90 days on $19,053 in principal, all of which had been allocated to specific acquisitions as of September 30, 2007.  Additionally, the Company has an outstanding rate lock deposit of $5,400 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008.  Allocations to these agreements will be made upon conversion into a full rate lock.

(15)  Recent Developments

On August 14, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) to acquire, via four separate mergers, four entities affiliated with its sponsor, Inland Real Estate Investment Corporation (the “Sponsor”), that provide business management/advisory and property management services to the Company in exchange for an aggregate of up to 37,500 shares of common stock of the Company, valued under the Merger Agreement at $10.00 per share.  Under the Merger Agreement, the Company will acquire by merger the Business Manager/Advisor and each of Inland Southwest Management Corp., Inland Northwest Management Corp., Inland Western Management Corp. (collectively referred to as the “Property Managers”).  A special committee of the Company’s Board of Directors comprised solely of independent directors has unanimously recommended its entry into the Merger Agreement and the related mergers.  Under and subject to certain limitations and restrictions contained in the Merger Agreement, the Company, on the one hand, and the Sponsor, the stockholder agent and the stockholders of the Property Managers, on the other hand, have provided reciprocal indemnities relating to certain of their respective obligations contained in the Merger Agreement.  The consummation of the mergers is subject to the Company’s stockholder ratification and customary closing conditions.  The shareholders voted to ratify the plan of merger at the annual shareholders’ meeting held on November 13, 2007.  It is currently expected that the mergers will be consummated in the fourth quarter of 2007.

(16)

 Subsequent Events

During the period from October 1 to November 8, 2007, the Company:

•

Issued 1,295 shares of common stock through the DRP and repurchased 4,652 shares of common stock through the SRP resulting in a total of 449,106 shares of common stock outstanding at November 8, 2007;

•

Paid distributions of $24,226 to its shareholders in the month of October. The distribution represented an annualized rate of $.64 per share;

•

Purchased an additional phase of one of its existing properties, comprising an additional 75 square feet for an acquisition price of $14,650;

•

Funded earnouts totaling $16,692 to purchase an additional 74 square feet at eight of its existing properties;

•

Invested $3,443 in a new development joint venture project and funded additional capital of $614 on two of its existing development joint venture projects;

•

Increased the price of shares repurchased by the Company through its SRP from $9.75 to $10.00 per share effective October 1, 2007;

•

Received funds of $500 as an earnest money deposit on the potential sale of four of its single-user net lease properties. The sale is expected to be consummated in the fourth quarter of 2007;

•

Drew $75,000 on its new line of credit;

•

Obtained new mortgage financing on one of its recently acquired properties in the amount of $8,703 with an annual fixed interest rate of 5.93%;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

Refinanced one of its mortgage loans at a annual fixed interest rate of 5.94% and obtained net proceeds of $1,163; and

•

Funded a total of $67 on its construction loans receivable.

On October 15, 2007, the Company entered into an unsecured revolving line of credit facility with a bank for up to $225,000 with an optional unsecured borrowing capacity of $75,000, for a total unsecured borrowing capacity of $300,000.  The facility has an initial term of three years with a one-year extension option, and an annual variable interest rate.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly on the outstanding balance at the rate equal to LIBOR plus up to 125 basis points depending on our net worth to total recourse indebtedness.  The Company is also required to pay, on a quarterly basis, an amount ranging from 0.125% to 0.20%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.

On November 1, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against, among others, the Company, the Company’s current Business Manager/Advisor and Property Managers and certain of the officers and directors of the Company.  The complaint attempts to assert class action claims on behalf of all persons who are entitled to vote on the proxy statement filed with the Securities and Exchange Commission on September 10, 2007, as amended or supplemented (the “proxy statement”), and derivative claims on behalf of the Company.

The complaint alleges, among other things, (i) that the consideration to be paid for the Business Manager/Advisor and Property Managers as part of the proposed internalization transaction is excessive; (ii) that the proxy statement relating to the transaction violates Section 14(A), including Rule 14a-9 thereunder, and Section 20(A) of the Securities Exchange Act of 1934, based upon, allegations that the proxy statement contains false and misleading statements or omits to state material facts relating to the proposed internalization; (iii) that the directors and the Business Manager/Advisor and Property Managers breached their fiduciary duties to the members of the class and to the Company; and (iv) that the proposed internalization transaction will unjustly enrich certain directors and officers of the Company.

The complaint seeks, among other things, (i) certification of the class; (ii) an order declaring the proxy statement false and misleading; (iii) an order declaring the conduct of the defendants to be in violation of law; (iv) nullification of any authorizations secured by the defendants pursuant to the proxy statement to be null and void (including the rescission of all employment agreements entered into in furtherance of the internalization); (v) unspecified monetary damages for the class and derivatively for the Company; (vi) nullification of the proposed mergers and the merger agreement; and (vii) the payment of reasonable attorneys’ fees, experts’ fees, interest and costs of suit.

The Company and its Board of Directors have reviewed the allegations in the complaint and believe the claims asserted against them in the complaint are without merit and intend to vigorously defend this action.

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

•

The level and volatility of interest rates;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2007.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 1, 2007 and as amended on April 27, 2007.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a real estate investment trust, or REIT, that acquires and manages a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties.  Inland Western Retail Real Estate Advisory Services, Inc., our Business Manager/Advisor manages, for a fee, our day-to-day affairs, subject to the supervision of our Board of Directors.  As of September 30, 2007, our portfolio consisted of 288 operating properties wholly-owned by us, or the wholly-owned properties, and 17 operating properties in which we have an interest of between 5% and 95%, or the consolidated joint venture properties, for a total of 305 operating properties.  We have also invested in seven real estate development joint venture projects, four of which we consolidate.

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

The properties in our portfolio are located in 38 states and one Canadian province.  As of September 30, 2007, our portfolio consisted of 178 multi-tenant shopping centers and 127 free-standing, single-user net lease properties containing an aggregate of 46,232 square feet of gross leasable area, or GLA, of which approximately 97% of the GLA was physically leased and 98% was economically leased.  The weighted average GLA occupied as of September 30, 2007 and December 31, 2006, was 97% as of both dates.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of September 30, 2007, approximately 68% is generated by anchor or credit tenants, including American Express, Zurich Insurance Company, Best Buy, Ross Dress for Less, Bed Bath & Beyond, GMAC, Wal-Mart, Publix Supermarket and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 305 wholly-owned and consolidated joint venture operating properties as of September 30, 2007, 137 were located west of the Mississippi River.  These 137 properties equate to approximately 47% of our GLA and approximately 48% of our annualized base rental income as of September 30, 2007.  The remaining 168 of our properties are located east of the Mississippi River.

During the nine months ended September 30, 2007, we invested approximately $405,000 for the acquisition of six multi-tenant shopping centers and funding of 37 earnouts on properties which we already own, containing a total GLA of approximately 2,280 square feet.  We also invested approximately $77,000 in real estate development and other real estate joint ventures.  We received approximately $116,000 in investor proceeds through our distribution reinvestment program and obtained approximately $596,000 in mortgage and other financing proceeds.

Current shareholders can reinvest their distributions in our distribution reinvestment program, or DRP.  Approximately 50% of our monthly distributions to shareholders are being reinvested through the DRP.  The total we expect to receive from the DRP at the current rate of investment is approximately $155,000 on an annual basis.  Since we generally leverage our properties at approximately 50%, the combination of DRP proceeds, together with financing proceeds, would allow us to purchase approximately $310,000 in new properties each year.  The actual amount invested will likely be greater due to the availability of our current net cash and financing to be funded on properties we already own.  However, we cannot be sure that the current rate of reinvestment will continue, as investors have many alternatives available, some of which may be more attractive to them.

According to the International Council of Shopping Centers and the U.S. Commerce Department, U.S. retailers generally reported weaker than expected September same store sales growth to close the third quarter due to abnormally warm weather and general concerns over the health of the economy.  Same store sales growth declined for many of the largest retailers to 1.3% from the prior month and same period of the prior year.  The retail industry saw lower than average results at apparel and accessory stores, department stores, dollar stores and discount department stores.  The two retail sectors reporting above average results were drug stores and warehouse clubs.

Consumer confidence seems to have remained steady in recent months, but many industry experts expect the housing crisis, tighter credit conditions and slowing job creation to eventually take their toll on consumer confidence.  Recently, shoppers appear to be limiting spending as illustrated by the back to school retail sales results, and the expected slowdown in spending for Halloween and the holidays.  However, a recent survey of chief financial officers of the nation’s retailers conducted by the International Council of Shopping Centers concluded that many retailers remain positive about sales for the remainder of the year, despite the issues currently facing consumers.  Seventy-one percent of retailers expect total sales revenue for the year to increase over last year, at an average growth rate of 5.6%.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy.  We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country, and focusing on acquisitions with tenants who provide basic goods and services will produce stable earnings and growth opportunities in future years.

We continually monitor the sales trends and financial strength of all of our major tenants.  We believe that we will be able to reduce our exposure to credit risk and increase our rental stream by accepting segments of troubled retailers’ spaces back and releasing at market rent.  We believe that many of the locations with troubled tenants are currently leased for rents that are below market and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize our profitability and minimize any exposure that we have for store closings.  We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements.  The tenants with which we have concerns represent less than 3% of our current annualized revenues.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and other improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  We use the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease up period when calculating as-if-vacant fair values.  In this analysis we consider various factors including geographic location and the size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and we consider various factors including geographical location, the size and the location of the leased space within the investment property, tenant profile and the credit risk of the tenant in determining whether the acquired lease is above or below market lease costs.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market acquired lease costs based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which requires our judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of FIN 46(R) and that our variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual return if it occurs, or both, then we will consolidate the entity.  Following consideration under FIN 46(R), if required, in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with U. S. GAAP.  Finally, we generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity even when we have greater than a 50% ownership interest.

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

Results of Operations

Comparison of the three months ended September 30, 2007 to September 30, 2006 – Total Portfolio

The table below presents selected operating information for our total portfolio of 305 and 303 wholly-owned and consolidated joint venture properties at September 30, 2007 and September 30, 2006, respectively.

Rental income. Rental income consists of basic monthly rent and percentage rental income pursuant to tenant leases. The overall increase in rental income of $4,708 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, is primarily a result of an increase in rental income of $8,439 due to the acquisition of nine additional properties subsequent to September 30, 2006. This increase was partially offset by a decrease in rental income of $5,460 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007. The remaining increase of $1,729 was primarily due to earnouts and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates, offset by a slight decrease in the weighted average occupancy to 96.9% at September 30, 2007 from 97.5% at September 30, 2006.

Tenant recovery income. Tenant recovery income represents reimbursements from tenants for common area expenses, property management fees, insurance and real estate taxes incurred by the property.  Tenant recovery income increased overall by $5,051 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, due in part to an increase of $3,636 due to the nine properties acquired subsequent to September 30, 2006.  This increase is partially offset by a decrease of $2,005 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase in tenant recovery income of $3,420 is due to increases in property operating expenses and real estate taxes as described below.

Other property income. The increase in other property income of $325 for the three months ended September 30, 2007, as compared to the three months ended September 30, 2006, is primarily the result of an increase in termination fee income, direct recovery income and sales tax income received from tenants, offset by a decrease in other miscellaneous property income.

Insurance captive income. In the fourth quarter of 2006, we entered into an agreement with an LLC formed as an insurance association captive, or the Captive.  The Captive is currently wholly-owned by us, two affiliated entities and one non-affiliated entity.  The Captive was established to stabilize our insurance costs, manage our exposures and recoup expenses through its functions.  It was determined that, under FIN 46(R), the Captive is a variable interest entity and we are the primary beneficiary.  Therefore, we have consolidated the Captive in our consolidated financial statements. Insurance captive income of $297 for the three months ending September 30, 2007 represents the operating revenue of the Captive.

Property operating expenses. Property operating expenses includes common area expenses, property management fees and insurance costs that are reimbursed by tenants according to the terms of their leases as described above as well as non-reimbursable operating expenses, including provision for bad debt expense.  The increase in recoverable operating expenses for the three months ended September 30, 2007, as compared to September 30, 2006, of $3,670 includes an increase of $2,252 related to nine properties acquired since September 30, 2006.  This increase is partially offset by a decrease of $1,109 in recoverable expenses related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  Non-reimbursable property operating expenses increased $2,613 partially as a result of a net increase in the provision for bad debt expense of $2,448 as well as increases in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.  In addition, an overall increase in security, cleaning and utility costs at our properties has contributed to an increase in recoverable expenses for the three months ended September 30, 2007, as compared to September 30, 2006.

Real estate taxes. Real estate taxes increased $1,785 for the three months ended September 30, 2007, as compared to September 30, 2006, partially as a result of higher assessed valuations on properties acquired in 2005 and 2004. The increase also includes $2,144 related to nine properties acquired since September 30, 2006, partially offset by a decrease of $1,320 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and such recovery is included as a component of tenant recovery income as described above.

Depreciation and amortization. Depreciation expense includes depreciation on building and improvements. Depreciation expense increased $3,925 for the three months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of depreciation on nine properties acquired and earnouts completed since September 30, 2006. The increase in depreciation expense was partially offset by a decrease related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  Amortization expense includes amortization on intangible assets and leasing costs.  Amortization expense on intangible assets increased $2,755 and amortization expense on leasing costs increased $166 for the three months ended September 30, 2007, as compared to September 30, 2006.  The increase in amortization expense on intangible assets is due primarily to amortization expense on intangible assets as a result of nine properties acquired and earnouts completed since September 30, 2006.  The increase is partially offset by a decrease of amortization expense on intangible assets due to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Insurance captive expenses. Insurance captive expenses of $610 for the three months ending September 30, 2007 represent the operating expenses of the Captive, which was formed in the fourth quarter of 2006.

General and administrative expenses. General and administrative expenses consist of salaries for maintaining our accounting and investor records, computerized information services costs, mortgage servicing fees and investment advisor fees paid to affiliates as well as director and officer insurance, postage, printing costs and professional fees for legal, audit and accounting services.  General and administrative costs decreased $1,388 for the three months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of a decrease in legal and other professional fees of $678

and a decrease of $590 in state and local taxes due primarily to tax refunds received in the third quarter of 2007.   These decreases were partially offset by an increase in fees paid to our transfer agent and the costs related to our annual shareholders’ meeting of $197.

Advisor asset management fee.  The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our business manager/advisor.  The fee is payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter. Based upon the maximum allowable advisor fee of 1% of our average invested assets, maximum advisor fees of $19,560 and $18,989 were allowed for the three months ended September 30, 2007 and 2006, respectively.  We recorded actual fees of $9,500 and $10,500, for the three months ended September 30, 2007 and 2006, respectively, and our Business Manager/Advisor has agreed to forego any allowed but not taken on an annual basis.

Dividend income. Dividend income includes dividends earned on our marketable securities and other investments.  The decrease of $3,426 for the three months ended September 30, 2007, as compared to September 30, 2006, is primarily due to the redemption of our investment in the MB REIT Series C preferred shares, on which we earned $4,658 of dividend income during the three months ended September 30, 2006.  Our investment of approximately $260,000 was redeemed in full in the fourth quarter of 2006. (See “Effects of Transactions with Related and Certain Other Parties.”)  The decrease was partially offset by an increase of $1,232 in dividend income earned on our investments in marketable securities.

Interest income. Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable.  The decrease of $3,729 for the three months ended September 30, 2007, as compared to September 30, 2006, includes a decrease of $2,022 related to interest earned on our operating bank accounts and short-term cash investments as a result of our deployment of available cash into investment properties and development joint ventures since September 30, 2006.  In addition, a decrease of $1,707 in interest income on notes receivable is the result of the full or partial payoff of two mortgage notes and three construction loans receivable since September 30, 2006.

Equity in losses of unconsolidated entities.  Equity in losses of unconsolidated entities consists of our portion of the net income or losses of joint ventures which we account for under the equity method.  The decrease in our equity in losses of $1,198 is due to earnings of $860 allocated to us from a new joint venture with an institutional investor which was formed in April 2007.

Minority interests. Minority interests include minority interest holders’ allocation of net income or losses of consolidated joint venture entities.  Minority interests for the three months ended September 30, 2007, as compared to September 30, 2006, decreased $700 as a result of a decrease in the net income generated from our consolidated joint ventures.

Interest expense. The decrease in interest expense of $1,447 for the three months ended September 30, 2007, as compared to September 30, 2006, is primarily due to a decrease of $2,236 as a result of the assumption of the mortgage debt on seven of our properties contributed to a new unconsolidated joint venture in April 2007.  In addition, interest expense decreased $466 as a result of the payoff of two other financings during the first quarter of 2007, $811 as a result of a decrease in our margin debt and the termination of our line of credit since September 30, 2006, $514 as a result of additional interest capitalized related to developments in progress, $1,265 as a result of the refinancing of certain variable interest debt in early 2007, and $146 as a result of two mortgages payable that were paid off in August 2007.  These decreases were partially offset by an increase in interest expense of $3,056 due to 11 new mortgage financings since September 30, 2006.

Realized loss on investment securities. The increase in the realized loss on investment securities of $312 for the three months ended September 30, 2007, as compared to September 30, 2006, is due primarily to the recognition during the three months ended September 30, 2007 of a $686 decline in value of two of our investment securities which we determined to be other than temporary and is partially offset by an increase in the gain on the sale of investment securities.

Other expense. Other expense includes the net of miscellaneous non-operating income earned and non-operating expenses paid by us, including income tax expense.  The decrease in other expense of $101 for the three months ended September 30, 2007 as compared to 2006 is primarily the result of general decreases in non-operating expenses due to cost-control efforts.

Comparison of three months ended September 30, 2007 to September 30, 2006 – Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 296 wholly-owned and consolidated joint venture properties acquired and placed in service prior to July 1, 2006, along with a reconciliation to net income. The properties in the same store portfolio as described were owned for the entire three months ended September 30, 2007 and 2006.

On a same store basis, net operating income increased by $1,431 or 1.2%, with total rental income, tenant recoveries and other property income increasing by $7,621 or 4.6% and total property operating expenses increasing by $6,190 or 13.0% for the three months ended September 30, 2007, as compared to September 30, 2006.

Rental and additional rental income. The increase in rental income of the same store portfolio of $3,331 is due primarily to earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The increase in tenant recovery income of $3,640 is primarily due to increases in property operating and real estate tax expenses as described below.  The increase in other property income of $650 is due primarily to increases in termination fee income and direct recovery income.

Property operating expenses. The increase in recoverable property operating expenses of the same store portfolio of $5,182 is due to an overall inflationary increase in security, cleaning and utility costs at our properties as well as an increase in management fees which are calculated based upon revenues collected.  Non-reimbursable expenses also increased, partially as a result of an increase in the provision for bad debt expense as well as an increase in non-recoverable utility costs and marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.

Real estate taxes. Real estate taxes of the same store portfolio increased $1,008 for the three months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of higher assessed valuations on investment properties acquired in 2005 and 2004.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the seller’s historical cost of the land and improvements.  Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables for similar operating properties, resulting in higher real estate taxes.

Comparison of the nine months ended September 30, 2007 to September 30, 2006 – Total Portfolio

The table below presents selected operating information for our total portfolio of 305 and 303 wholly owned and consolidated joint venture properties at September 30, 2007 and September 30, 2006, respectively.

Rental income.  The overall increase in rental income of $19,909 is for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, is due to several components.  Rental income increased $15,543 due to nine additional properties acquired since September 30, 2006.  This increase was partially offset by a decrease in rental income of $8,608 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase of $12,974 was due to earnouts and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates, offset by a slight decrease in the weighted average occupancy to 96.9% at September 30, 2007 from 97.5% at September 30, 2006.

Tenant recovery income. Tenant recovery income increased overall by $21,113 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, which includes an increase of $6,302 due to nine additional properties acquired since September 30, 2006.  This increase is partially offset by a decrease of $2,112 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase in tenant recovery income of $16,923 is due to increases in property operating expenses and real estate taxes as described below.

Other property income. The increase in other property income of $1,021 for the nine months ended September 30, 2007, as compared to the nine months ended September 30, 2006, is primarily the result of an increase in damage and late fee charges to tenants as well as direct recovery income and sales tax income collected from tenants.

Insurance captive income. Insurance captive income of $1,413 for the nine months ending September 30, 2007 represents the operating revenue of the Captive which was formed in the fourth quarter of 2006.  Due to the fact that the Captive is a variable interest entity and we are the primary beneficiary, we consolidate the entity in our consolidated financial statements.

Property operating expenses. The increase in recoverable operating expenses for the nine months ended September 30, 2007, as compared to September 30, 2006, of $10,777 includes $3,579 related to nine properties acquired since September 30, 2006.  This increase is partially offset by a decrease of $1,345 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  Non-reimbursable expenses increased $8,673 primarily as a result of an increase in the provision for bad debt expense of $6,613 as well as increases in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.  In addition, an overall inflationary increase in security, cleaning, snow removal and utility costs at our properties has contributed to an increase in recoverable expenses for the nine months ended September 30, 2007, as compared to September 30, 2006.

Real estate taxes. Real estate taxes increased $9,509 for the nine months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of higher assessed valuations on properties acquired in 2005 and 2004.  The increase also includes $4,057 related to nine properties acquired since September 30, 2006, partially offset by a decrease of $2,026 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Depreciation and amortization. Depreciation expense includes depreciation on building and improvements.  Depreciation expense increased $10,224 for the nine months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of depreciation on nine properties acquired and earnouts completed since September 30, 2006.  The increase in depreciation expense was partially offset by a decrease related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  Amortization expense includes amortization on intangible assets and leasing costs.

Amortization expense on intangible assets increased $3,718 and amortization expense on leasing costs increased $297 for the nine months ended September 30, 2007, as compared to September 30, 2006.  The increase in amortization expense on intangible assets is primarily as a result of nine properties acquired and earnouts completed since September 30, 2006 and is partially offset by a decrease due to the contribution of seven properties to an unconsolidated joint venture in April 2007.  The increase in amortization of leasing costs is attributable to payment of leasing related costs for new tenants as the portfolio matures and leases begin to expire.

Provision for asset impairment. We recorded an asset impairment of $13,560 related to an approximately 287 square-foot retail center, multi-tenant property located in University Heights, Ohio during the nine months ended September 30, 2007.  As a result of the identification of certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants, we performed a cash flow valuation analysis and determined that the carrying value of the asset exceeded its undiscounted cash flows based upon a revised holding period.  Therefore, we recorded an impairment loss related to this property to its estimated fair value.

Insurance captive expenses. Insurance captive expenses of $1,378 for the nine months ending September 30, 2007 represent the operating expenses of the Captive, which was formed in the fourth quarter of 2006.

General and administrative expenses. General and administrative costs increased $1,273 for the nine months ended September 30, 2007, as compared to September 30, 2006, as a result of an increase in salaries of $237, an increase in office expenses of $166 including increased computer and software costs due to an accounting system conversion, an increase of $386 as a result of additional state and local tax provisions, an increase in administrative insurance premiums of $110, and an increase of $895 as a result of engaging a third party as our common stock transfer agent during April 2006.  These increases were partially offset by a decrease in professional fees of $587 due primarily to a decrease in legal fees.

Advisor asset management fee.  Based upon the maximum allowable advisor fee of 1% of our average invested assets, maximum advisor fees of $58,281 and $55,673 were allowed for the nine months ended September 30, 2007 and 2006, respectively.  We recorded actual fees of $19,000 and $30,500, for the nine months ended September 30, 2007 and 2006, respectively, as our Business Manager/Advisor has agreed to forego any allowed but not taken on an annual basis.

Dividend income. The decrease in dividend income of $11,973 for the nine months ended September 30, 2007, as compared to September 30, 2006, is primarily due to the redemption of our investment in the MB REIT Series C preferred shares, on which we earned $13,809 of dividend income during the nine months ended September 30, 2006.  Our investment of approximately $260,000 was redeemed in full in the fourth quarter of 2006.  The decrease was partially offset by an increase of $1,836 in dividend income earned on our investments in marketable securities.

Interest income. The decrease in interest income of $5,585 for the nine months ended September 30, 2007, as compared to September 30, 2006, reflects a decrease of $3,465 related to interest earned on our operating bank accounts and short-term cash investments as a result of our deployment of available cash into investment properties and development joint ventures since September 30, 2006.  In addition, a decrease of $2,120 in interest income on notes receivable is the result of the full or partial payoff of two mortgage notes and three construction loans receivable since September 30, 2006.

Gain on contribution of investment properties. The gain on contribution of investment properties of $11,796 for the nine months ended September 30, 2007 represents the gain recorded upon the contribution of seven of our properties to a new unconsolidated joint venture in April 2007.  The gain resulted from a difference between the fair value and our carrying value of the seven properties and was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions.

Gain on extinguishment of debt. The gain on extinguishment of debt of $2,486 for the nine months ended September 30, 2007 represents the gain recorded upon the assumption by a new unconsolidated joint venture of the mortgage debt on the seven properties we contributed to an unconsolidated joint venture in April 2007.  The gain resulted from a difference between the fair value and our carrying value of the mortgage debt and is calculated net of the write-off of deferred financing costs.

Equity in losses of unconsolidated entities. The decrease in our equity in losses of $2,412 for the nine months ended September 30, 2007, as compared to September 30, 2006, is primarily due to earnings of $1,595 allocated to us from a new joint venture with an institutional investor, formed in April 2007.

Minority interests. Minority interests for the nine months ended September 30, 2007, as compared to September 30, 2006, increased $3,773 primarily as a result of the allocation of a loss on the redemption of certain minority interests in the amount of $5,889 to our joint venture partner during the first quarter of 2007, partially offset by an increase in the net income allocated to minority interests in existing joint ventures.

Interest expense. The increase in interest expense of $1,392 for the nine months ended September 30, 2007, as compared to September 30, 2006, is primarily due to an increase of $5,974 on those mortgages financed during the first nine months in 2006, for which a full nine months of interest expense exists in 2007, an increase of $5,189 associated with 11 new financings since September 30, 2006, an increase of $1,404 for interest on construction loans related to new development projects, and an increase of $723 related to interest incurred on a new $50 million note.  These increases are partially offset by a decrease in interest expense of $3,347 as a result of the assumption of the mortgage debt on seven of our properties contributed to a new unconsolidated joint venture in April 2007 and a decrease in interest expense of $1,405 as a result of the refinancing of certain variable interest debt in early 2007.  In addition, interest expense decreased $1,306 as a result of the payoff of two other financings during the first quarter of 2007, $2,903 as a result of a decrease in our margin debt and the termination of our line of credit since September 30, 2006 and $2,676 as a result of additional interest capitalized related to developments in progress.

Realized (loss) gain on investment securities. The realized loss on investment securities of $5,559 for the nine months ended September 30, 2007, as compared to the realized gain on investment securities of $402 for the nine monmth ended September 30, 2006, is due primarily to the recognition of a $6,026 decline in value of two of our investment securities which we determined to be other than temporary.

Other (expense) income. The increase in other (expense) income of $7,158 is primarily the result of the recognition of a loss on the redemption of certain minority interests in the amount of $5,889. In addition, other expense increased $1,148 due to income tax related expenses associated with our taxable REIT subsidiary and the Texas margin tax.

Comparison of nine months ended September 30, 2007 to September 30, 2006 – Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 282 wholly-owned and consolidated joint venture properties acquired and placed in service prior to January 1, 2006, along with a reconciliation to net income.  The properties in the same store portfolio as described were owned for the entire nine months ended September 30, 2007 and 2006.

On a same store basis, net operating income increased by $2,012 or 0.6%, with total rental income, tenant recoveries and other property income increasing by $22,028 or 4.7% and total property operating expenses increasing by $20,016 or 15.6% for the nine months ended September 30, 2007, as compared to September 30, 2006.

Rental and additional rental income. The increase in rental income of the same store portfolio of $6,144 is due primarily to earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The increase in tenant recovery income of $14,490 is due to increases in property operating and real estate tax expenses, combined with increased estimated recovery rates on tenant recovery billings due to a concerted effort to recover certain additional expenses permissible under tenants’ leases.  The increase in other property income is due primarily to increases in termination fee income, direct recovery income, damages and late fee charges to tenants, and other miscellaneous property income, including parking garage income.

Property operating expenses. The increase in property operating expenses of the same store portfolio of $13,415 is due to an overall increase in recoverable security, cleaning and utility costs at our properties as well as an increase in management fees which are calculated based upon revenues collected. In addition, we incurred greater snow removal costs in the winter months of early 2007 than in early 2006.  Non-reimbursable expenses increased as well, primarily as a result of an increase in the provision for bad debt expense as well as an increase in non-recoverable utility costs and non-

recoverable marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.

Real estate taxes. Real estate taxes of the same store portfolio increased $6,601 for the nine months ended September 30, 2007, as compared to September 30, 2006, primarily as a result of higher assessed valuations on investment properties acquired in 2005 and 2004.  At the time of acquisition, many newer properties may still be assessed at a lower value based on the seller’s historical cost of the land and improvements.  Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables for similar operating properties, resulting in higher real estate taxes.

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

FFO is calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net (loss) income	$(801)	$7,375	$12,669	$28,724

Gain on contribution of investment properties	-	-	(11,796)	-

Depreciation and amortization on investment
properties, net of minority interests	71,477	64,301	204,047	188,935

Joint venture adjustments	608	43	1,035	112

Funds from operations	$71,284	$71,719	$205,955	$217,771

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.16 per share distribution declared for the three months ended September 30, 2007 and 2006, represented 102% and 99% respectively, of our FFO for those periods.  The $0.48 per share distribution declared for the nine months ended September 30, 2007 and 2006, represents 105% and 98% respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

Liquidity

Mortgage Debt.  Mortgage loans outstanding as of September 30, 2007 were $4,232,864 and had a weighted average interest rate of 4.93%.  Of this amount, $4,074,554 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.87% as of September 30, 2007.  Excluding the mortgage debt assumed from sellers at acquisition, the highest fixed rate on our mortgage debt was 5.86%.  The remaining $158,310 represented variable rate loans with a weighted average interest rate of 6.56% as of September 30, 2007.  As of September 30, 2007, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 2037.

Shareholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for shareholders until such time as a market for our shares develops:

The DRP, subject to certain restrictions, allows shareholders who purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The per share price had been $9.50 effective through payment of the August 2006 distribution, at which point it was increased to $10.00 per share.  In the event, if ever, of a listing of our shares on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants at that price.  As of September 30, 2007, we had issued 42,595 shares pursuant to the DRP for an aggregate amount of $412,369.

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

In 2007, the SRP was modified as follows:

Effective February 1, 2007, the repurchase price for all shares was increased to $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one year, and

Effective October 1, 2007, the repurchase price for all shares was increased to $10.00 per share for any requesting shareholder that has beneficially owned the shares for at least one year.

Shares purchased by us will not be available for resale.  As of September 30, 2007, 12,115 shares had been repurchased for a total of $115,384.

The following table outlines the share repurchases made during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Jul 1 – Jul 31, 2007	575	$9.75	575	17,244
Aug 1 - Aug 31, 2007	496	$9.75	496	16,748
Sep 1 - Sep 30, 2007	169	$9.75	169	16,579

	1,240		1,240

(1)

For 2007, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2006.  The share repurchase limit for 2007 is 22,090.

Capital Resources

We generally expect to meet our short-term operating liquidity requirements through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses plus pay a monthly distribution on our weighted average shares outstanding.  Operating cash flows are expected to increase as additional properties are added to our portfolio.

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

During the nine months ended September 30, 2007, we closed on new mortgage debt or increased borrowings under existing construction loans with a principal amount of $416,327 on our wholly-owned and consolidated joint venture properties.  New mortgage loans were all fixed-rate, with the exception of one variable-rate construction loan.  The fixed rate loans bear interest rates between 5.16% and 5.67% and the construction loan bears interest at a rate of LIBOR plus 150 points.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $278 as of September 30, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates at 5.54% and 5.93% for periods of 90 days on $19,053 in principal, all of which had been allocated to specific acquisitions as of September 30, 2007.  Additionally, we have an outstanding rate lock deposit of $5,400 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the

Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008.  Allocations to these agreements will be made upon conversion into a full rate lock.

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

The following table provides a summary of cash flows provided by operations compared to distributions declared for the nine months ended September 30, 2007 and 2006:

	Nine months Ended September 30,
	2007	2006

Cash flows provided by operations	$258,603	$243,209

Distributions declared	(216,573)	(212,340)

Excess	$42,030	$30,869

Statement of Cash Flows Comparison of the nine months ended September 30, 2007 to the nine months ended September 30, 2006

Cash Flows from Operating Activities

Cash flows provided by operating activities were $258,603 and $243,209 for the nine months ended September 30, 2007 and 2006, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due primarily to the generation of positive operating cash flow on properties acquired and earnouts closed between September 30, 2006 and 2007.

Cash Flows from Investing Activities

Cash flows used in investing activities were $437,125 and $600,521 for the nine months ended September 30, 2007 and 2006, respectively.  Cash flows used in investing activities were primarily used for the acquisition of six wholly-owned and consolidated joint venture properties and 37 earnouts for $404,686 during the nine months ended September 30, 2007 as compared to $427,702 for 15 wholly-owned and consolidated joint venture properties and 55 earnouts for the nine months ended September 30, 2006.  In addition, during the nine months ended September 30, 2007 and 2006, we invested $52,701 and $133,259, respectively, in marketable securities and other investments and funded $20,715 and $62,140, respectively, on notes receivable.  We also received proceeds from the payoff of notes receivable of $29,567 and $34,305 during the nine months ended September 30, 2007 and 2006, respectively.  Finally, we invested $36,570 and $10,559 in unconsolidated joint ventures and $40,098 and $15,524 in development projects during the nine months ended September 30, 2007 and 2006, respectively.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $96,403 and $302,902, respectively, for the nine months ended September 30, 2007 and 2006.  We generated $461,865 and $394,018 from the issuance of new mortgages secured by our investment properties for the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007 and 2006, we also obtained $134,351 and $41,672, respectively, through the purchase of securities on margin.  We paid $100,466 and $96,809 in distributions, net of distributions reinvested, to our shareholders for the nine months ended September 30, 2007 and 2006, respectively.  We also paid $53,707 and $30,249 for share repurchases for the nine months ended September 30, 2007 and 2006, respectively.  Finally, during the nine months ended September 30, 2007, we paid off certain variable rate mortgage debt of $280,815, other financings of $37,825 and margin debt of $25,000.

Effects of Transactions with Related and Certain Other Parties

Services Provided by Affiliates of Our Business Manager/Advisor.  Inland Western Retail Real Estate Advisory Services, Inc., an affiliate of ours, serves as our Business Manager/Advisor.  During the offering periods, our Business Manager/Advisor and its affiliates were entitled to reimbursement for salaries and expenses of employees of our Business Manager/Advisor and its affiliates relating to our offerings.  In addition, an affiliate of our Business Manager/Advisor was entitled to receive selling commissions, a marketing contribution and a due diligence expense allowance from us in connection with the offerings.  Such offering costs were offset against the shareholders’ equity accounts.  Such costs totaled $444,531 at September 30, 2007 and December 31, 2006.  Pursuant to the terms of the offerings, our Business Manager/Advisor guaranteed payment of all public offering expenses (excluding sales commissions, marketing contribution and the due diligence expense allowance) in excess of 5.5% of the gross proceeds of the offering or all organization and offering expenses (including selling commissions) which together exceed 15% of gross proceeds.  Offering costs did not exceed the 5.5% and the 15% limitations.

Our Business Manager/Advisor and its affiliates are entitled to reimbursement for general and administrative costs relating to our administration and acquisition of properties.  During the three months ended September 30, 2007 and 2006, we incurred $603 and $877, respectively, of these costs.  Costs of $3,606 and $2,468 were incurred during the nine months ended September 30, 2007 and 2006, respectively.  Of these costs, $829 and $667 remained unpaid as of September 30, 2007 and December 31, 2006, respectively.

An affiliate of our Business Manager/Advisor provides investment advisory services to us related to our securities investments for an annual fee.  The fee is incremental based upon the aggregate amount of assets invested.  Based upon our assets invested at September 30, 2007, the fee was equal to 0.75% per annum (paid monthly) of aggregate assets invested.  We incurred fees totaling $520 and $530 for the three months ended September 30, 2007 and 2006, respectively, and $1,614 and $1,415 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 and December 31, 2006, $180 and $362, respectively, of such costs remained unpaid.

An affiliate of our Business Manager/Advisor provides loan servicing to us for an annual fee.  Effective May 1, 2005, the agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan is charged. Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $140 and $177 for the three months ended September 30, 2007 and 2006, respectively.  Fees totaled $461 and $538 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 and December 31, 2006, $6 and $24, respectively, remained unpaid.

We use the services of an affiliate of our Business Manager/Advisor to facilitate the mortgage financing that we obtain on some of our properties.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended September 30, 2007 and 2006, we paid loan fees totaling $22 and $234, respectively, to this affiliate.  For the nine months ended September 30, 2007 and 2006, we paid loan fees totaling $824 and $1,007 respectively, to this affiliate.  As of September 30, 2007 and December 31, 2006, none remained unpaid.

We may pay an annual advisor asset management fee of not more than 1% of the average invested assets to our Business Manager/Advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We compute the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee is payable quarterly in an amount equal to ¼ of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $19,560 and $18,989 were allowed for the three months ended September 30, 2007 and 2006, respectively, and $58,281 and $55,673 for the nine months ended September 30, 2007 and 2006, respectively.  We accrued actual fees to our Business Manager/Advisor totaling $9,500 and $10,500 for the three months ended September 30, 2007 and 2006, respectively, and $19,000 and $30,500 for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007 and December 31, 2006, $9,500 and $9,000, respectively, remained unpaid.  The Business Manager/Advisor has agreed to forego any fees allowed but not taken on an annual basis.  For any year in which we qualify as a REIT, our Business Manager/Advisor must reimburse us for the following amounts, if any: (1) the amounts by which total operating expenses, the sum of the advisor asset management fee plus other operating expenses paid during the previous fiscal year exceed the greater of: (i) 2% of average assets for that fiscal year, or (ii) 25% of net income for that fiscal year; plus (2) an amount, which will not exceed the advisor asset management fee for that year, equal to any difference between the total amount of distributions to shareholders for that year and a 6% minimum annual return on the net investment of shareholders.  Our Business Manager/Advisor has not been required to reimburse us for any such amounts to date.

The property managers, entities owned principally by individuals who are affiliates of our Business Manager/Advisor, are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  We incurred property management fees of $8,774 and $7,728 for the three months ended September 30, 2007 and 2006, respectively.  Fees of $25,050 and $22,221 were incurred for the nine months ended September 30, 2007 and 2006, respectively.  As of September 30, 2007, $2,606 remained unpaid.  None remained unpaid as of December 31, 2006.

As of September 30, 2007, we were due funds from affiliates of $343 for costs paid by us on their behalf.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc. (“MB REIT”), an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc. (“Inland American”), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 we had invested.  The series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  We earned $4,658 and $13,809 in dividend income related to this investment during the three and nine months ended September 30, 2006.

We entered into an arrangement with Inland American whereby we were paid to guarantee customary non-recourse carve out provisions of Inland American’s financings until such time as Inland American reached a net worth of $300,000.  We evaluated the accounting for the guarantee arrangements under FIN No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $45 and $143 for the three and nine months ended September 30, 2006, all of which had been received as of that date.  We were released from all obligations under this arrangement during 2006.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when the tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, we will own that space without any further payment obligation to the seller.  Based on pro forma leasing rates, we may pay as much as $165,991 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into three construction loan agreements and three other installment note agreements in which we have committed to fund up to a total of $37,705.  Each loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance as of September 30, 2007 was $34,077.  Therefore, we may be required to fund up to an additional $2,998 on these loans.

We have 12 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit as of September 30, 2007 was $22,825.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $278 as of September 30, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates at 5.54% and 5.93% for periods of 90 days on $19,053 in principal, all of which had been allocated to specific acquisitions as of September 30, 2007.  Additionally, we have an outstanding rate lock deposit of $5,400 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008.  Allocations to these agreements will be made upon conversion into a full rate lock.

Recent Developments

On August 14, 2007, we entered into an agreement and plan of merger (the “Merger Agreement”) to acquire, via four separate mergers, four entities affiliated with our sponsor, Inland Real Estate Investment Corporation (the “Sponsor”), that provide business management/advisory and property management services to us in exchange for an aggregate of up to 37,500 shares of our common stock, valued under the Merger Agreement at $10.00 per share.  Under the Merger Agreement, we will acquire by merger the Business Manager/Advisor and each of Inland Southwest Management Corp., Inland Northwest Management Corp., Inland Western Management Corp. (collectively referred to as the “Property Managers”).  A special committee of our Board of Directors comprised solely of independent directors has unanimously recommended our entry into the Merger Agreement and the related mergers.  Under and subject to certain limitations and restrictions contained in the Merger Agreement, we, on the one hand, and the Sponsor, the stockholder agent and the stockholders of the Property Managers, on the other hand, have provided reciprocal indemnities relating to certain of their respective obligations contained in the Merger Agreement.  The consummation of the mergers is subject to our stockholder ratification and customary closing conditions.  The consummation of the mergers is subject to the Company’s stockholder ratification and customary closing conditions.  The shareholders voted to ratify the plan of merger at the annual shareholders’ meeting held on November 13, 2007.  It is currently expected that the mergers will be consummated in the fourth quarter of 2007.

Subsequent Events

During the period from October 1 to November 8, 2007, we:

•

Issued 1,295 shares of common stock through the DRP and repurchased 4,652 shares of common stock through the SRP resulting in a total of 449,106 shares of common stock outstanding at November 8, 2007;

•

Paid distributions of $24,226 to our shareholders in the month of October. The distribution represented an annualized rate of $.64 per share;

•

Purchased an additional phase of one of our existing properties, comprising an additional 75 square feet for an acquisition price of $14,650;

•

Funded earnouts totaling $16,692 to purchase an additional 74 square feet at eight of our existing properties;

•

Invested $3,443 in a new development joint venture project and funded additional capital of $614 on two of our existing development joint venture projects;

•

Increased the price of shares repurchased by us through our SRP from $9.75 to $10.00 per share effective October 1, 2007;

•

Received funds of $500 as an earnest money deposit on the potential sale of four of our single-user net lease properties. The sale is expected to be consummated in the fourth quarter of 2007;

•

Drew $75,000 on our new line of credit;

•

Obtained new mortgage financing on one of our recently acquired properties in the amount of $8,703 with an annual fixed interest rate of 5.93%;

•

Refinanced one of our mortgage loans at a annual fixed interest rate of 5.94% and obtained net proceeds of $1,163; and

•

Funded a total of $67 on our construction loans receivable.

On October 15, 2007, we entered into an unsecured revolving line of credit facility with a bank for up to $225,000 with an optional unsecured borrowing capacity of $75,000, for a total unsecured borrowing capacity of $300,000.  The facility has an initial term of three years with a one-year extension option, and an annual variable interest rate.  The funds from this line of credit may be used to provide liquidity from the time a property is purchased until permanent debt is placed on that property.  The line of credit requires interest only payments monthly on the outstanding balance at the rate equal to LIBOR plus up to 125 basis points depending on our net worth to total recourse indebtedness.  We are also required to pay, on a quarterly basis, an amount ranging from 0.125% to 0.20%, per annum, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.

On November 1, 2007, a stockholder filed a purported class action and derivative complaint in the United States District Court for the Northern District of Illinois, Eastern Division, against, among others, us, our current Business Manager/Advisor and Property Managers, and certain of our officers and directors.  The complaint attempts to assert class action claims on behalf of all persons who are entitled to vote on the proxy statement filed with the Securities and Exchange Commission on September 10, 2007, as amended or supplemented (the “proxy statement”), and derivative claims on our behalf.

The complaint alleges, among other things, (i) that the consideration to be paid for the Business Manager/Advisor and Property Managers as part of the proposed internalization transaction is excessive; (ii) that our proxy statement relating to the transaction violates Section 14(A), including Rule 14a-9 thereunder, and Section 20(A) of the Securities Exchange Act of 1934, based upon, allegations that the proxy statement contains false and misleading statements or omits to state material facts relating to the proposed internalization; (iii) that our directors and our Business Manager/Advisor and Property Managers breached their fiduciary duties to the members of the class and to us; and (iv) that the proposed internalization transaction will unjustly enrich certain of our directors and officers.

The complaint seeks, among other things, (i) certification of the class; (ii) an order declaring the proxy statement false and misleading; (iii) an order declaring the conduct of the defendants to be in violation of law; (iv) nullification of any authorizations secured by the defendants pursuant to the proxy statement to be null and void (including the rescission of all employment agreements entered into in furtherance of the internalization); (v) unspecified monetary damages for the class and derivatively for us; (vi) nullification of the proposed mergers and the merger agreement; and (vii) the payment of reasonable attorneys’ fees, experts’ fees, interest and costs of suit.

We and our Board of Directors have reviewed the allegations in the complaint and believe the claims asserted against them in the complaint are without merit and intend to vigorously defend this action.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding rate lock deposits in the amount of $278 as of September 30, 2007, which will be applied as credits to the mortgage fundings as they occur.  These agreements lock interest rates at 5.54% and 5.93% for periods of 90 days on $19,053 in principal, all of which had been allocated to specific acquisitions as of September 30, 2007.  Additionally, we have an outstanding rate lock deposit of $5,400 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008.  Allocations to these agreements will be made upon conversion into a full rate lock.

With regard to variable rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We maintain risk management control systems to monitor interest rate cash flow risk attributable to both our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

The carrying amount of our debt and other financings is approximately $102,203 higher than its fair value as of September 30, 2007.

We have $267,738 of variable rate debt with an average interest rate of 6.18% as of September 30, 2007.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of September 30, 2007, interest expense increases by approximately $2,677 on an annual basis.

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

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are subject to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on our results of operations or financial condition.

Item 1(A).  Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2007 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Jul 1 – Jul 31, 2007	575	$9.75	575	17,244
Aug 1 – Aug 31, 2007	496	$9.75	496	16,748
Sep 1 – Sep 30, 2007	169	$9.75	169	16,579

Total	1,240		1,240

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
10.520

Merger Agreement by and between Inland Western Retail Real Estate Trust, Inc. and its Business Manager/Advisor and Property Managers (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007 [File No. 000-51199] and incorporated herein by reference.)

10.521

Credit Agreement dated as of October 15, 2007 by and between Inland Western Real Estate Trust, Inc. as borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Book Manager, and Norddeutsche Landesbank Girozentrale New York Branch or Cayman Island Branch as Document Agent, and RBS Citizens, National Association, d/b/a Charter One as Syndication Agent, and The Several Lenders from Time to Time Parties hereto, as Lenders, dated October 15, 2007 (filed herewith as Exhibit 99.1).

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Brenda G. Gujral

By:	Brenda G. Gujral
Chief Executive Officer

Date:	November 14, 2007

/s/ Steven P. Grimes
By	Steven P. Grimes
Principal Financial Officer

Date:	November 14, 2007