Form 10-K
period 2007-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2008-03-31
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
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

Yes X   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company  See definitions of “accelerated filer” and “a smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐           Accelerated filer  ☐          Non-accelerated filer X   (Do not check if a smaller reporting company)

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No  X

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant's most recently completed second fiscal quarter) was $4,491,016,099, assuming a market value of $10.00 per share.

As of March 27, 2008, there were 483,710,075 shares of common stock outstanding.

Documents Incorporated by Reference:  Portions of the Registrant’s proxy statement for its annual shareholders meeting to be held in 2008 are incorporated by reference in Part III, Items 10, 11, 12, 13 and 14.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I

Page

Item 1.

Business

1

Item 1A.

Risk Factors

5

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

15

Item 4.

Submission of Matters to a Vote of Security Holders

16

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters

  and Issuer Purchases of Equity Securities

17

Item 6.

Selected Financial Data

19

Item 7.

Management's Discussion and Analysis of Financial Condition

  and Results of Operations

21

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

46

Item 8.

Consolidated Financial Statements and Supplementary Data

48

Item 9.

Changes in and Disagreements with Accountants on Accounting

  and Financial Disclosure

114

Item 9A.

Controls and Procedures

114

Item 9B.

Other Information

114

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

115

Item 11.

Executive Compensation

115

Item 12.

Security Ownership of Certain Beneficial Owners and Management

  and Related Stockholder Matters

115

Item 13.

Certain Relationships and Related Transactions, and Director Independence

115

Item 14.

Principal Accounting Fees and Services

115

PART IV

Item 15.

Exhibits and Financial Statement Schedules

115

SIGNATURES

121

i

PART I

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust (REIT) that acquires, manages and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2007, our portfolio of operating properties consisted of 290 properties wholly-owned by us (the wholly-owned properties), and 12 properties of which we own between 5% and 95% (the consolidated joint venture properties). We have also invested in nine development joint venture projects, six of which we consolidate.

The properties in our portfolio are located in 38 states.  At December 31, 2007, the portfolio (excluding the development joint venture properties) consisted of 180 multi-tenant shopping centers and 122 free-standing single-user properties of which 103 are net lease properties.  A net lease property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance.  The portfolio contained an aggregate of approximately 44.8 million square feet of gross leasable area, or GLA, of which approximately 97% of the GLA was leased at December 31, 2007.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies, and other tenants who provide basic household goods and services.  Of our total annualized portfolio rental revenue as of December 31, 2007, approximately 66% was generated by anchor or credit tenants.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, number of states, number of leases and number of employees.

On November 15, 2007, pursuant to an agreement and plan of merger, approved by our shareholders on November 13, 2007, we acquired, through a series of mergers, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management/advisory and property management services to us.  Shareholders of the acquired companies received an aggregate of 37,500 shares of our common stock, valued under the merger agreement at $10.00 per share.

Based upon discussions between us and our Independent Registered Public Accounting Firm relating to a recent change in interpretation of relevant accounting literature and the resulting change to historical accounting practice for internalization transactions, the merger transaction has been accounted for as a consummation of a business combination.  As a result, the purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill pursuant to EITF Issue no. 04-1, Accounting for Preexisting Relationships between Parties to a Business Combination and SFAS No. 141, Business Combinations.  Previously, we had anticipated that substantially all of the merger consideration would be treated as an expense in connection with the termination of our property management and advisory agreements upon consummation of the merger.

According to EITF Issue No. 04-1, the settlement of an executory contract in a business combination as a result of a preexisting relationship should be measured at the lesser of (a) the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items or (b) any stated settlement provisions in the contract available to the counterparty to which the contract is unfavorable.  We have determined that our agreements with our former business manager/advisor and property managers resulted in no allocation of the purchase price to contract termination costs.  The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction.  The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill.

In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $375,000.  Additional costs totaling $4,019 were incurred as part of the merger transaction consisting of financial and legal advisory services and accounting and proxy related costs.  As part of the merger, the value assigned to these tangible and intangible assets was determined by an independent third party engaged to provide such information.  The following table summarizes the estimated fair values of the allocation of the purchase price:

Shares of common stock issued (37,500 shares at $10.00 per share)	$375,000
Tangible assets acquired	(482)
Intangible assets	(621)
Additional merger costs and fees incurred	4,019

Goodwill	$377,916

Business and Operating Strategies

Our goal is to maximize the possible return to stockholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of related properties consisting of lifestyle, power, neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We seek to provide an attractive return to our stockholders by taking advantage of our strong presence in many markets. We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations. Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates. Working with our property management companies, we focus on the needs and problems facing our tenants, so we can provide solutions whenever possible. Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus creating cost savings and improving efficiency. The result of these activities, we believe, will lead to profitability and growth as we go forward.

Prior to 2007, acquisitions had been a key contributor to our growth. In 2004 through 2006, for example, acquisitions totaled over $7,498,000. In 2007, however, our acquisition and financing strategies were complemented by proactive asset management, and development and redevelopment strategies.

Asset Management Strategies

Because we own over 44.8 million square feet of GLA, asset management of our properties is a key element of our operating strategy.  Our asset management philosophy includes working closely with our property managers to achieve the following goals:

•

Employ experienced, well-trained property managers, leasing agents and collection personnel;

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

Institutional and Development Joint Ventures

During 2007 we began our two-pronged joint venture strategy – institutional and development.  Our initial institutional joint venture was consummated in April 2007 by the creation of a new entity with equity contributions made by our joint venture partner and a combination of assets and equity contributions by us.  Our joint venture partner is a large state pension fund, advised by Morgan Stanley Real Estate Advisors.  We initially contributed approximately $336,000 of assets to the joint venture with the intention of contributing an additional $164,000 in assets, followed by an additional $500,000 of new assets to be acquired.  We earn fees for asset management, property management, leasing, acquisitions and dispositions.

Also during 2007, we launched our development joint venture program which involves partnering with regional developers.  We believe that a national platform of retail development requires the strength and expertise in strategic local markets.  Currently we have nine developments totaling $104,900 of equity contributed by us, all anticipated to earn a preferred return of not less than 10%.  Total costs of these developments are expected to be $474,646.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we will commit, at our discretion, up to $112,500 in equity on to be named developments.  We seek to maintain a right of first offer with respect to completed developments, but we will seek to get the best execution if that involves a sale of the developed property at which time we will share in the proceeds of sale.

Acquisition Strategies

Management continues to focus on acquiring properties that meet our investment objectives.  We intend to continue to acquire a diversified (by geographical location and type and size of shopping centers) portfolio of real estate primarily improved for use as retail establishments.  The retail centers we have and expect to continue to acquire are located throughout the United States.

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

Tax Status

We elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our taxable year ending December 31, 2003, and believe we have qualified as a REIT since such election.  Provided that we qualify for taxation as a REIT, we generally will not be subject to federal income tax on REIT taxable income that is distributed to stockholders.   If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.  We have one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for federal income tax purposes. A TRS is taxed on its net income at corporate tax rates. The income tax expense incurred as a result of the TRS does not have a material impact on our consolidated financial statements.  On November 15, 2007, we acquired four qualified REIT subsidiaries.  Their income will be consolidated with REIT income for federal and state income tax purposes.

Competition

We continue to see intense competition for the types of properties in which we invest. In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other REITs, private individuals and other domestic real estate companies, some of which have greater financial resources than we do.  With respect to properties presently owned or to be owned by us, we compete with other owners of like properties for tenants.  There can be no assurance that we will be able to successfully compete with such entities in development, acquisition, and leasing activities in the future.

Our business is inherently competitive. Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors.  These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties.  Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales.  We may, at times, compete with newer properties or those in more desirable locations.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic.   We believe the principal factors that retailers consider in making their leasing decision include:

•

Consumer demographics

•

Quality, design and location of properties

•

Total number and geographic distribution of properties

•

Diversity of retailers and anchor tenants at shopping center locations

•

Management and operational expertise

•

Rental rates

Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, Internet sales and telemarketing.

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

Employees

As of December 31, 2007, we had 239 employees.

Certifications

We have filed with the Securities and Exchange Commission (SEC) the chief executive officer, chief operating officer/chief financial officer and chief accounting officer certifications required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2 and 31.3 to this Annual Report on Form 10-K.

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

We make available, free of charge, through our website and by responding to requests addressed to our investor relations group, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inland-western.com.  The information contained on our website, or other websites linked to our website, is not part of this document.

Stockholders wishing to communicate directly with the Board of Directors or any committee can do so by writing to the attention of the Board of Directors or committee in care of Inland Western Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, IL 60523.

Item 1A. Risk Factors

In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our common stock.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

General Investment Risks

Our common stock is not currently listed on an exchange and cannot be readily sold.  There is currently no public trading market for our shares of common stock and we cannot assure investors that one will develop.  We may never list the shares for trading on a national stock exchange.  The absence of an active public market for our shares could impair an investor’s ability to sell our stock or obtain an active trading market valuation of the value of their interest in the Company.

Increases in market interest rates may hurt the value of our common stock.  We believe that investors consider the distribution rate on REIT stocks, expressed as a percentage of the price of stocks, relative to the market interest rates as an important factor in deciding whether to buy or sell the stocks.  If market interest rates go up, prospective purchasers of REIT stocks may expect a higher distribution rate.  Higher interest rates would not, however, result in more funds being available for us to distribute and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution.  Thus, higher market interest rates could cause the price of our common stock to decline.

Our share repurchase program is limited to 5% of the weighted average number of shares of our stock outstanding during the prior calendar year and may be changed or terminated by us, thereby reducing the potential liquidity of a stockholders’ investment.  In accordance with our share repurchase program, a maximum of 5% of the weighted average number of shares of our stock outstanding during the prior calendar year may be repurchased by us.  This standard limits the number of shares we can purchase.  Our board of directors also has the ability to change or terminate, at any time, our share repurchase program.  If we terminate or modify our share repurchase program or if we do not have sufficient funds available to repurchase all shares that our stockholders request to repurchase, then our stockholders’ ability to liquidate their shares will be further diminished.

There are conflicts of interest between us and our affiliates.  Our operation and management, including our acquisition of properties, may be influenced or affected by conflicts of interest arising out of our relationship with our affiliates.  Those affiliates could take actions that are more favorable to other entities than to us.  The resolution of conflicts in favor of other entities could have a negative impact on our financial performance.

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

Adverse economic conditions could reduce our income and distributions to investors.  Our properties are primarily retail establishments.  The economic performance of our properties could be affected by changes in local economic conditions.  Our performance is therefore linked to economic conditions in areas where we have acquired or intend to acquire properties and in the market for retail space generally.  Adverse conditions include, but are not limited to:

•

The regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters and other factors

•

Local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants

•

Perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property

•

The convenience and quality of competing retail properties and other retailing options such as the Internet

•

Changes in laws and regulations applicable to real property, including tax and zoning laws

•

Changes in interest rate levels and the availability and cost of financing

If we are unable to generate sufficient revenue from our retail properties, including those held by joint ventures, we will be unable to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions from our joint ventures and then, in turn, to our stockholders.

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

•

If our tenants are unable to make rental payments, if their rental payments are reduced, or if they terminate a lease, our financial condition and ability to pay distributions will be adversely affected.  We are subject to the risk that tenants, as well as lease guarantors, if any, may be unable to make their lease payments or may decline to renew a lease upon its expiration.  A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to renew a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.

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

•

If a tenant files for bankruptcy, we may be unable to collect balances due under relevant leases.  Any or all of the tenant’s, or a guarantor of a tenant's lease obligations could be subject to a bankruptcy proceeding pursuant to Title 11 or Title 7 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.  A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to you.  In the event of a bankruptcy, we cannot assure stockholders that the tenant or its trustee will assume our lease.  If a given lease is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected.

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

It may be difficult to buy and sell real estate quickly, and transfer restrictions apply to some of our properties.  Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment.  If income from a property declines while the related expenses do not decline, our income and cash available for distribution to our stockholders would be adversely affected.  A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt.  The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available for distribution to our stockholders.  In certain transactions, if persons selling properties to us wish to defer the payment of taxes on the sales proceeds, we are likely to pay them in units of limited partnership interest in the operating partnership. In transactions of this kind, we may also agree, subject to certain exceptions, not to sell the acquired properties for significant periods of time.

Our properties are subject to competition for tenants and customers.  We have and intend to continue to acquire properties located in developed areas.  Therefore, there are numerous other retail properties within the market area of each of our properties which compete with our properties and which compete with us for tenants.  The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged.  We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for our customer traffic and creditworthy tenants.  This could result in decreased cash flow from tenants and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to stockholders.

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

We depend on leasing space to tenants on economically favorable terms and collecting rent from these tenants, who may not be able to pay.  Our results of operations will depend on our ability to continue to lease space in our properties on economically favorable terms.  If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery changes, since these rents and charges would represent a higher percentage of their sales.  If our tenants’ sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay.  In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for distribution to our stockholders would be adversely affected if a significant number of tenants were unable to meet their obligations to us.  During times of economic recession, these risks will increase.

Bankruptcy or store closures of tenants may decrease our revenues on available cash.  Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years.  The bankruptcy or closure of a major tenant, particularly an Anchor tenant, may have a material adverse effect on the rental properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected rental properties.  As a result, the bankruptcy or closure of a major tenant and potential additional closures as a result of co-tenancy requirements could result in a lower level of revenues and cash available for distribution to our stockholders.

Inflation may adversely affect our financial condition and results of operations.  Should inflation increase in the future, we may experience any or all of the following:

•

Decreasing tenant sales as a result of decreased consumer spending which could result in lower overage rents;

•

Difficulty in replacing or renewing expiring leases with new leases at higher base and/or overage rents;

•

An inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us with higher interest rates on new debt.

The objectives of our partners in joint ventures may conflict with our objectives.  We have made and may continue to make investments in joint ventures or other partnership arrangements between us and our affiliates or with unaffiliated third parties.  Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly.  For example, our partners may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives.  Among other things, actions by partners might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

Real estate related taxes may increase and if these increases are not passed on to tenants, our net income will be reduced.  Some local real property tax assessors reassess our properties as a result of our acquisition of the property.  Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.   An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property.  Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis.  Increases not passed through to the tenants will adversely affect our net income, cash available for distributions, and the amount of distributions to stockholders.

Construction and development activities expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation.  In connection with construction and development activities, we have employees and our development joint venture partners who perform oversight and review functions.  These functions include selecting sites, reviewing construction and tenant improvement design proposals, negotiating and contracting for feasibility studies, supervising compliance with local, state or federal laws and regulations, negotiating contracts, oversight of construction, accounting and obtaining financing.  We retain independent general contractors to perform the actual physical construction work on tenant improvements or the installation of heating, ventilation and air conditioning systems.  These activities expose us to risks and potential cost recognition inherent in construction and development, including zoning, occupancy, governmental regulations, cost overruns, abandonment, carrying costs of projects under construction or development, availability and costs of materials and labor, inability to obtain financing or re-financings and adverse weather conditions.

Development joint venture projects may expose us to greater risks than those associated with the acquisition of operating properties.  We have entered and plan to continue to enter into development joint venture arrangements with unaffiliated developers for the construction of shopping centers.  Development joint ventures include risks which are different and, in most cases, greater than the risks associated with our acquisition of fully developed and operating properties.  These development risks are in addition to general market risks and may include a completion of construction and principal guaranty from us to the construction lender and customary construction risks for circumstances beyond our reasonable control including, but not limited to, zoning risks and additional entitlement risks from the jurisdiction where the properties are located, leasing risks and construction delays.

Bankruptcy of our developers could impose delays and costs on us with respect to the development retail properties.  The bankruptcy of one of the developers in any of our development joint ventures could materially and adversely affect the relevant property or properties.  If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of the developer may require us to honor a completion guarantee and therefore might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.  Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which we determine are sufficient to cover reasonably foreseeable losses.  Tenants on a net lease typically are required to pay all insurance costs associated with their space.  Material losses may occur in excess of insurance proceeds with respect to any property and we may not have sufficient resources to fund any loss in excess of any insurance proceeds.  However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premium we pay for coverage against property and casualty claims.  Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure our stockholders that we will have adequate coverage for such losses.

Some of our properties are subject to potential natural or other disasters.  A number of our properties are located in areas which are subject to natural disasters.  In addition, many of our properties are located in costal regions, and would therefore be effected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

We may incur costs to comply with environmental laws.  Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances.  The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral.  Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for some of our redevelopments and also govern emissions of and exposure to asbestos fibers in the air.  Federal and state laws also regulate the operation and removal of underground storage tanks.  In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Our properties have been subjected to varying degrees of environmental assessment at various times.  However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

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

We incur mortgage debt on a particular real property if we believe the property's projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to stockholders may be affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders who lend to the entities that own our properties.  In such cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  For any mortgages containing cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

We may not be able to obtain capital to make investments.  We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” for a REIT generally is that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders.  Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general.  We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time.  Although we believe, based on current market conditions, that we will be able to finance investments we wish to make in the foreseeable future, financing might not be available on acceptable terms.

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

Beginning in the third quarter of 2007, a significant market deterioration which originated in the sub-prime residential mortgage market began extending to the broader real estate credit markets, which has resulted in a tightening of lender standards and terms and increased concerns of an overall market recession in 2008.  Given our substantial amount of indebtedness and the significant deterioration in the credit markets, there can be no assurance that we will be able to refinance existing debt or obtain additional financing on satisfactory terms.  In addition, our ability to refinance our debt on acceptable terms will likely be constrained further by any future increases in our aggregate amount of outstanding debt.  Moreover, if market conditions or other factors lead our lenders to perceive an increased relative risk of our defaulting on a particular loan or loans, such lenders may seek to hedge against such risk which could further decrease our ability to obtain certain types of financing.

Our substantial indebtedness could adversely affect our financial health and operating flexibility.  We have a substantial amount of indebtedness.  As of December 31, 2007, we had an aggregate consolidated indebtedness outstanding of $4,346,160.  Aggregate indebtedness included $125,000 of unsecured, recourse indebtedness to us and $475 unsecured, non-recourse indebtedness to us, while $4,220,685 was secured by our properties and marketable securities. A majority of the secured indebtedness was non-recourse to us.  As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us and the value of our common stock, including:

•

Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•

Limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•

Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;

•

Limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•

Limiting our ability or increasing the costs to refinance indebtedness;

•

Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The terms of our recourse line of credit facility obtained in 2007, and certain other debt, require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage and net worth.  The covenants under our debt affect, among other things, our ability to:

•

Incur indebtedness;

•

Create liens on assets;

•

Sell assets;

•

Make capital expenditures;

•

Engage in mergers and acquisitions.

Given the restrictions in our debt covenants on these and other activities, we may be restricted in our ability to pursue other acquisitions, may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

A failure to comply with these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under our debt and would allow the lenders to accelerate such debt under such facility.  If our debt is accelerated, our assets may not be sufficient to repay such debt in full.

We may have to reduce or eliminate our dividend.  In the event we are unable to refinance our debt on acceptable terms, we will be required to repay such debt or pay higher debt service costs in connection with less attractive financing terms.  In order to obtain the necessary cash for such payments, we may be compelled to take a number of actions, including the reduction of our dividend payments.

Federal Income Tax Risks

If we fail to qualify as a REIT in any taxable year, our operations and distributions to stockholders will be adversely affected.

We intend to operate so as to continue qualifying as a REIT under the Internal Revenue Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its stockholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances is not entirely within our control and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, new legislation, new regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT in any taxable year:

•

we would not be allowed to deduct distributions paid to stockholders when computing our taxable income;

•

we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•

we would have less cash to pay distributions to stockholders; and

•

we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In certain circumstances, we may be subject to federal, state and local taxes.  Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local taxes as a REIT, which would reduce our cash available to pay distributions.  For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax.  For this purpose, a prohibited transaction is a disposition of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income.  In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly.  However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have to file tax returns to claim a refund of their deemed payment of such tax liability.  In addition, we may also be subject to state and local taxes on our income, property or net worth, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state and local taxes paid by us will reduce our cash available for distributions.

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us.  Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in vote or value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year.  The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities.  No person other than Mr. Daniel L. Goodwin and his family and controlled entities own greater than 5% of our outstanding stock.

The annual statement of value that we will be sending to stockholders subject to ERISA and to certain other plan stockholders is only an estimate and may not reflect the actual value of our shares.  The annual statement of estimated value is based on the estimated value of each share of common stock based as of the close of our fiscal year.  Management, in part, relied upon third party sources and advice in arriving at this estimated value.  No independent appraisals on the particular value of our shares was obtained and the value is based upon an estimated fair market value as of the close of our fiscal year.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided.  We cannot assure that:

•

this estimate of value could actually be realized by us or by our shareholders upon liquidation;

•

shareholders could realize this estimate of value if they were to attempt to sell their shares of common stock;

•

this estimate of value reflects the price or prices which our common stock would or could trade if it was listed on a national stock exchange or included for quotation on a national market system; or

•

the annual statement of value complies with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

In order for qualified plans to properly report account values as required by ERISA, we provide an estimated share value on an annual basis.  As of December 31, 2007, the annual statement of estimated value for shareholders subject to ERISA for our shares was estimated to be $10.00 per share.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

As of December 31, 2007, we owned, or consolidated, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 302 operating properties containing an aggregate of approximately 44.8 million square feet of GLA located in 38 states.  As of December 31, 2007, 294 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of $4,058,757.  As of December 31, 2007, approximately 97% of our GLA was physically and economically leased.  The weighted average GLA occupied was 97% at December 31, 2007 and 2006.  The following table provides a summary of the properties in our portfolio at December 31, 2007.  For further details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Geographic Area	Number of Properties	Gross Leasable Area (Sq. Ft.)	Physical Occupancy % as of 12/31/07	Physical Occupancy % as of 12/31/06
West
Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	57	9,431	97%	97%

Southwest
Arkansas, Louisiana, Oklahoma, Texas	68	9,248	96%	97%

Midwest
Illinois, Indiana, Iowa, Kansas, Michigan, Minnesota, Missouri, Ohio, Wisconsin	41	9,468	97%	98%

Northeast
Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	71	8,468	95%	96%

Southeast
Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	65	8,230	97%	98%

Totals	302	44,845	97%	97%

The majority of the revenues from our properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in “Tenant recovery income” on the consolidated statements of operations.

Revenue from our properties depends on the amount of the tenants' retail revenue, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  As of December 31, 2007, 115 tenants paid percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase as the sales of the tenant increases.

We continually monitor the sales trends and financial strength of all of our major tenants.  Our hope is that we will be able to reduce our exposure and increase our rental stream by taking certain troubled retailers’ spaces back and re-leasing at market rent.  We believe that select locations are currently leased at rents that are below market, and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize the profitability and minimize any exposure that we have for store closings.  We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements at this time.  The tenants with which we have concerns represent approximately 3% of our total portfolio annualized rental income as of December 31, 2007.

We believe our risk exposure to potential future downturns in the economy is mitigated because the tenants at our current and targeted properties, to a large extent, consist or will consist of:  retailers who serve primary non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn; and national tenants with strong credit ratings who can withstand a downturn.  We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.  Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy.  We believe our strategy of purchasing properties, primarily in the fastest growing areas of the country and focusing on acquisitions with tenants who provide basic goods and services will produce stable earnings and potential growth opportunities in future years.

The following table lists the top 10 tenants in our portfolio according to the amount of GLA that each occupied at December 31, 2007.

Tenant	Square Footage	% of Total Portfolio Square Footage	Annualized Rental Income	% of Total Portfolio Annualized Income
Mervyn's	1,897	4.2%	$ 17,393	3.1%
PetSmart	1,688	3.8	11,978	2.1
Cost Plus World Market	1,257	2.8	5,897	1.1
Wal-Mart	1,254	2.8	7,384	1.3
Hewitt Associates	1,162	2.6	15,106	2.7
Home Depot	1,097	2.4	8,699	1.6
Kohl's	1,050	2.3	6,446	1.1
American Express	1,035	2.3	8,829	1.6
Circuit City	929	2.1	11,199	2.0
Best Buy	917	2.0	13,015	2.3

The following table represents an analysis of lease expirations over the next 10 years based on the leases in place at December 31, 2007.

Lease Expiration Year	Number of Leases Expiring	GLA Under Expiring Leases (Sq. Ft.)	% of Total Leased GLA	Total Annualized Base Rent	% of Total Annualized Base Rent	Annualized Base Rent ($/Sq. Ft.)
2008	325	896	2.00%	$ 17,368	3.06%	$ 19.38
2009	583	2,189	4.88	36,316	6.53	16.59
2010	463	1,751	3.91	31,466	6.00	17.97
2011	373	2,436	5.43	41,101	8.28	16.88
2012	426	2,095	4.67	37,886	8.27	18.09
2013	285	2,527	5.64	36,272	8.60	14.35
2014	280	4,803	10.71	69,685	17.97	14.51
2015	207	4,687	10.45	49,922	15.71	10.65
2016	136	3,562	7.94	40,144	14.93	11.27
2017	91	1,729	3.86	22,531	9.80	13.03

Item 3. Legal Proceedings

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters, individually or in the aggregate, will not have a material adverse effect on our results of operations or financial condition.

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 10, 2007 (the “Proxy Statement”).  The complaint alleges, among other things, (i) that the consideration paid as part of the merger was excessive; (ii) violations of Section 14(a), including Rule

14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the business manager/advisor and property managers and certain directors and defendants breached their fiduciary duties to the class; and (iv) that the merger unjustly enriched the business manager/advisor and property managers.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

We believe that the allegations in the complaint are without merit, and intend to vigorously defend the lawsuit.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on November 13, 2007 and holders of 256,965,935 shares were present in person or by proxy.  (Share amounts in this item are not stated in thousands.)

(1)

Stockholders voted to ratify entry into the merger agreement and in favor of the merger, pursuant to which we acquired our business manager/advisor and property managers.  The results of the vote are detailed in the following table:

Shares
For	Against	Abstain
245,640,736	4,661,354	6,663,845

(2)

Stockholders approved the following persons to be elected to our Board of Directors.  The results of the vote are detailed in the following table:

	Shares
Nominee	For	Withheld
Frank A. Catalano, Jr.	250,435,093	6,530,840
Kenneth H. Beard	250,525,323	6,440,611
Paul R. Gauvreau	250,516,803	6,449,131
Gerald M. Gorski	250,479,656	6,486,278
Barbara A. Murphy	250,354,994	6,610,940
Robert D. Parks	250,506,437	6,459,497
Brenda G. Gujral	250,414,394	6,551,539

(3)

Stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.  The results of the vote are detailed in the following table:

Shares
For	Against	Abstain
250,385,859	1,475,982	5,104,094

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.  In order for qualified plans to properly report account values as required by ERISA, we provide an estimated share value on an annual basis.  As of December 31, 2007, the annual statement of estimated value for shareholders subject to ERISA for our shares was estimated to be $10.00 per share.  The per share estimated value is deemed to be the offering price during the public offering periods of the shares, which was $10.00 per share.

We provide a share repurchase program, or SRP, to provide limited liquidity for stockholders.  In accordance with our SRP, a maximum of 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year may be repurchased by us.  This standard limits the number of shares we can purchase.  Our board of directors also has the ability to change or terminate, at any time, our SRP.  Subject to these restrictions, the SRP currently enables stockholders that have beneficially owned the shares for at least one year to sell shares back to us at $10.00 per share.

The following table outlines the stock repurchases made during the quarter ended December 31, 2007:

	Total Number of Shares	Average Price Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
Period	Purchased	per Share	or Programs	or Programs (1)
October 1, 2007 - October 31, 2007	4,084	$ 10.00	4,084	12,495
November 1, 2007 - November 30, 2007	2,846	10.00	2,846	9,649
December 1, 2007 - December 31, 2007	2,062	10.00	2,062	7,587

Total	8,992		8,992

(1)

For 2007, our board of directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2006.  The share repurchase limit for 2007 was 22,090.

Stockholders

As of March 27, 2008, we had 112,452 stockholders of record.

Distributions

We have been paying monthly distributions since October 2003. The table below depicts the distributions declared and their tax status for each year.

	Distributions Declared per	Return	Ordinary
Year	Common Share	of Capital	Income
2007	$ 0.64	$ 0.33	$ 0.31
2006	0.64	0.35	0.29
2005	0.64	0.29	0.35
2004	0.66	0.30	0.36
2003 (1)	0.15	0.15	-

(1)

Period from March 5, 2003 (inception) through December 31, 2003.

Equity Compensation Plan Information

We have adopted an Independent Director Stock Option Plan, or the Plan which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholders’ meeting.  Generally, these options are granted with an exercise price equal to the fair market value of the shares on the date granted and are subject to vesting.  Such options were granted, without registration under the Securities Act of 1933, or the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

The following table sets forth the following information as of December 31, 2007: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights; (ii) the weighted-average exercise price of such options, warrants and rights; and (iii) the number of shares of our commons stock remaining available for future issuance under our equity compensation plans, other than the outstanding options, warrants and rights described above.

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants	Weighted-Average Exercise Price of Outstanding Options, Warrants	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in
Plan Category	and Rights (a)	and Rights	Column (a))

Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	22	$ 8.95	53

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

For the years ended December 31, 2007, 2006, 2005 and 2004

and for the period from

March 5, 2003 (inception) through December 31, 2003
(Amounts in thousands, except per share amounts)

(not covered by Report of Independent Registered Public Accounting Firm)

The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.  Previously reported selected financial data reflects certain reclassifications to income from discontinued operations as a result of the sale of investment properties in 2007.

(a)

The net income (loss) and distributions per common share are based upon the weighted average number of common shares outstanding. The $0.64 per share distribution declared for the years ended December 31, 2007, 2006 and 2005, represented 102%, 99% and 97%, respectively, of our Funds from Operations (FFO) for those periods.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to stockholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the stockholders’ basis in the shares to the extent thereof (a return of capital), and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation of the amount of the distributions until the sale of the stockholders’ shares.  For the year ended December 31, 2007, $148,990 (or approximately 47% of the $316,513 paid in 2007) represented a return of capital.  In order to maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our REIT taxable income. REIT taxable income does not include dividends paid deduction and net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

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

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•

Environmental/safety requirements and costs; and

•

Other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (SEC).

The following discussion and analysis compares the year ended December 31, 2007 to the years ended December 31, 2006 and 2005.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere in this report.  All amounts are stated in thousands, except per share amounts, per square foot amounts and number of properties, states and leases.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2007, our portfolio consisted of 290 operating properties wholly-owned by us, (the wholly-owned properties) and 12 operating properties in which we own between 5% and 95%, (the consolidated joint venture properties), for a total of 302 operating properties.  We have also invested in nine real estate development joint venture projects, six of which we consolidate.

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

The properties in our portfolio are located in 38 states.  As of December 31, 2007, our portfolio consisted of 180 multi-tenant shopping centers and 122 free-standing, single-user properties of which 103 are net lease properties. The portfolio contains an aggregate of approximately 44.8 million square feet of GLA, of which approximately 97% of the GLA was physically and economically leased.  The weighted average GLA occupied as of December 31, 2007 and December 31, 2006, was 97% as of both dates.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of December 31, 2007, approximately 66% is generated by anchor or credit tenants, including Mervyn’s, PetSmart, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, American Express, Circuit City, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 302 wholly-owned and consolidated joint venture operating properties as of December 31, 2007, 136 were located west of the Mississippi River.  These 136 properties equate to approximately 46% of our GLA and approximately 48% of our annualized base rental income as of December 31, 2007.  The remaining 166 of our properties are located east of the Mississippi River.

During the year ended December 31, 2007, we invested approximately $570,000 for the acquisition of seven multi-tenant shopping centers and funding of 45 earnouts on properties which we already own, containing a total GLA of approximately 2.6 million square feet.  We also invested approximately $96,000 in real estate development and other real estate joint ventures.  We received approximately $155,000 in investor proceeds through our DRP and obtained approximately $490,000 in mortgage and other financing proceeds.

For many retailers the 2007 holiday season turned out worse than expected as higher energy prices, falling home values and slowing job growth continued to weigh on consumer spending, the main engine for U.S. growth over the last two years.  According to the International Council of Shopping Centers, comparable chain store sales increased only 0.9% in December compared to 3.3% in December 2006.  Sectors performing poorly included department stores, apparel chains and furniture stores.  Conversely, wholesale and discount stores reported positive growth.

Many economists predict that the first half of 2008 will be difficult as high energy costs, deteriorating housing market and declining consumer confidence show no signs of abating.  Retailers turned in their worst monthly sales in nearly five years in January and the big retail chains are preparing for a prolonged slowdown in consumer spending by announcing plans to close stores, cut jobs and scale back expansion plans.  It is expected that retailers will close 25% more retail locations in 2008 when compared to 2007.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We believe that we will be able to reduce our exposure to credit risk and increase our rental stream by accepting certain spaces related to troubled retailers back and releasing at market rent.  We believe that select locations with troubled tenants are currently leased at rents that are at or below market and if we are able to take back spaces currently leased to troubled tenants we could receive a termination fee and have a leasing opportunity.  We use this strategy to try to maximize our profitability and minimize any exposure that we have for store closings.  We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements.  The tenants with which we have concerns represent less than 3% of our current total portfolio annualized rental income.

Results of Operations

Comparison of the Year Ended December 31, 2007 to December 31, 2006 - Total Portfolio

The table below presents selected operating information for our total portfolio of operating properties (including 12 consolidated joint venture properties) for the years ended December 31, 2007 and 2006.

Rental income. Rental income consists of basic monthly rent and percentage rental income pursuant to tenant leases. The overall increase in rental income of $24,167 or 4.3% for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily a result of an increase in rental income of $27,676 due to the acquisition of seven additional properties subsequent to December 31, 2006.  This increase was partially offset by a decrease in rental income of $13,543 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The increase in rental income is also attributable to the completion of earnouts, in which twelve months of income was recognized in 2007 as compared to a partial year in 2006 and the leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates which accounts for $19,000 in base rent.

Tenant recovery income. Tenant recovery income represents reimbursements from tenants for common area expenses, property management fees, insurance and real estate taxes incurred by the property.  Tenant recovery income increased overall by $23,444 or 18.7% for the year ended December 31, 2007, as compared to the year ended December 31, 2006, due in part to an increase of $5,240 due to the seven properties acquired subsequent to December 31, 2006.  This increase is partially offset by a decrease of $4,474 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase in tenant recovery income of $22,678 is due to increases in property operating expenses and real estate taxes.

Other property income. The increase in other property income of $3,787 or 35.0% for the year ended December, 2007, as compared to the year ended December 31, 2006, is primarily the result of an increase in termination fee income and direct recovery income received from tenants, offset by a decrease in other miscellaneous property income.

Insurance captive income. In the fourth quarter of 2006, we entered into an agreement with an LLC formed as an insurance association captive, or the Captive.  The Captive is currently wholly-owned by us and two affiliated entities.  A non-affiliated entity withdrew as of September 30, 2007, pursuant to an agreement among the members.  The Captive was established to stabilize our insurance costs, manage our exposures and recoup expenses through its functions.  It was determined that, under FIN 46(R), the Captive is a variable interest entity and we are the primary beneficiary.  We reevaluated this conclusion and believe that no form of trigger event has occurred that would cause this conclusion to change.  Therefore, we have consolidated the Captive in our consolidated financial statements. Insurance captive income increased by $1,713 or 967.8% primarily due to twelve months income recognized in 2007 compared to three months in 2006.

Property operating expenses. Property operating expenses includes common area expenses, property management fees and insurance costs that are reimbursed by tenants according to the terms of their leases as described above as well as non-reimbursable operating expenses, including a provision for bad debt expense.  The overall increase of $20,490 or 17.3% was due to an increase in recoverable operating expenses for the year ended December 31, 2007, as compared to December 31, 2006, of $9,489 which includes an increase of $3,558 related to seven properties acquired since December 31, 2006.  This increase is partially offset by a decrease of $2,338 in recoverable expenses related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase is the result of an overall inflationary increase to common area expenses.  Non-reimbursable property operating expenses increased $11,001 partially as a result of a net increase in the provision for bad debt expense of $6,212 as well as increases in non-recoverable utility costs and non-recoverable marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.  In addition, an overall increase in security, cleaning and utility costs at our properties has contributed to an increase in recoverable expenses for the year ended December 31, 2007, as compared to December 31, 2006.

Real estate taxes. Real estate taxes increased $8,012 or 10.0% for the year ended December 31, 2007, as compared to December 31, 2006, partially as a result of higher assessed valuations on properties acquired in 2006, 2005 and 2004. The increase also includes $3,153 related to seven properties acquired since December 31, 2006, partially offset by a decrease of $3,543 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and such recovery is included as a component of tenant recovery income.

Depreciation and Amortization.  Depreciation and amortization increased $20,645 or 8.2% for the year ended December 31, 2007 as compared to the year ended December 31, 2006.  Depreciation expense includes depreciation on buildings and improvements.  Depreciation expense increased $13,720 or 7.0% primarily as a result of depreciation on seven properties acquired and earnouts completed since December 31, 2006.  The increase is also due to the write-off of tenant improvements attributable to tenants that vacated in 2007.  Amortization expense includes amortization on intangible assets and leasing commissions.  Total amortization expense increased $6,924 or 12.4%.  Amortization expense on intangible assets increased $6,431 or 11.6% due to amortization expense on intangible assets as a result of seven properties acquired and earnouts completed since December 31, 2006.  The increase was also due to the write-off of intangible assets attributable to tenants that vacated in 2007.  Amortization expense on leasing commissions increased $467 or 141.6% primarily due to amortization on an additional $3,051 in leasing commissions since December 31, 2006.

Insurance captive expenses. Insurance captive expenses increased by $1,254 or 364.5% primarily due to twelve months of expense recognized in 2007 as compared to three months in 2006.

General and administrative expenses  General and administrative expenses consist of salaries for maintaining our accounting and investor records, computerized information services costs, mortgage servicing fees and investment advisor fees paid to affiliates, professional fees for legal, audit and accounting services as well as director and officer insurance, stock administration, corporate tax expenses, and other office expenses.  General and administrative costs increased by $1,897 or 13.0% for the year ended December 31, 2007, as compared to December 31, 2006, which was primarily a result of a $1,765 increase in margin taxes and other state income taxes in 2007 from no expense in 2006.  The increase was also attributable to a $271 increase in salary due to new hires, a $709 increase in stock administration and a $908 increase in office expenses primarily resulting from new accounting software which we adopted in 2007.  Investment advisor fees were increased by $146 due to increased investments.  These increases were partially offset by a decrease of $1,161 in professional fees, a $324 decrease in acquisition costs due to our stabilized property portfolio and a $133 decrease on mortgage service costs due to lower rate taking effective in 2007.

Advisor asset management fee.  We acquired our business manager/advisor through the merger on November 15, 2007.  Prior to the merger, we paid an advisor asset management fee which represented a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) to our business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 of up to 1% of our average invested assets as of the last day of the immediately preceding quarter.  We recorded actual fees of $23,750 and $39,500, representing 35.0% and 53.0% of the maximum fees allowed, for the years ended December 31, 2007 and 2006, respectively.  Our former business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.  The decrease of $15,750 from 2006 was due to only paying the advisor asset management fees through November 15, 2007 and the former business manager/advisor also electing not to be paid for the first quarter of 2007.

Dividend income. Dividend income includes dividends earned on our marketable securities and other investments.  The decrease of $13,772 or 36.7% for the year ended December 31, 2007, as compared to December 31, 2006, is primarily due to the redemption of our investment in various preferred shares, on which we earned $16,489 of dividend income during the year ended December 31, 2006.  Our investment in the various preferred shares of approximately $260,000 was redeemed in full in the fourth quarter of 2006.  The decrease was partially offset by an increase of $2,717 in dividend income earned on our investments in marketable securities, due to an increase of approximately $28,000 of investments.

Interest income. Interest income includes income earned on our operating bank accounts, short-term cash investments and notes receivable, as well as from escrows accounts.  The decrease of $9,456 or 41% for the year ended December 31, 2007, as compared to December 31, 2006, includes a decrease of $5,700 related to interest earned on our operating bank accounts and short-term cash investments as a result of our deployment of available cash into investment properties and development joint ventures since December 31, 2006.  In addition, a decrease of $3,511 in the interest income on notes receivable is the result of the full or partial payoff of two mortgage notes and three construction loans receivable since December 31, 2006.

Equity in earnings (losses) of unconsolidated entities.  Equity in earnings (losses) of unconsolidated entities consists of our portion of the net income or losses of joint ventures which we account for under the equity method.  The increase in our equity in earning (losses) of $3,823 or 102.6% is due to earnings of $2,229 allocated to us from a new joint venture with an institutional investor which was formed in April 2007, an increase of $590 resulting from a decrease in equity losses due to better performance of investments in 2007 than 2006 and the decrease of $790 in equity losses recognized from two entities which were redeemed on March 1, 2007 with the recognition of twelve months of equity losses in 2006.

Minority interests. Minority interests include minority interest holders’ allocation of net income or losses of consolidated joint venture entities.  Minority interests for the year ended December 31, 2007, as compared to December 31, 2006, decreased by $3,340 or 169.1% primarily as a result of a decrease in the redemption of minority interest in the first quarter of 2007.  The gain of $389 recognized from redemptions in the first and fourth quarter of 2007 was allocated to minority interest as well.

Interest expense. The increase in interest expense of $2,706 or 1.2% for the year ended December 31, 2007, as compared to December 31, 2006, is primarily due to an increase of $6,829 on those mortgages financed during the year of 2006, for which a full year of interest expense exists in 2007, an increase of $6,886 associated with eleven new financings during 2007, a $2,084 increase from interest on construction loans related to new development projects, and an increase of $1,609 related to interest incurred on a new $50,000 note to a joint venture and the $75,000 draw on the line of credit.  In addition, a $757 increase was attributable to an increase in interest rates on the variable rate debt.  These increases are partially offset by a decrease in interest expense of $5,975 as a result of the assumption of eight mortgage debts by an unconsolidated joint venture, a decrease of $1,701 as a result of decreased preferred return payments due to joint venture partners redemption, a decrease of $596 related to refinancing of certain variable interest debts in early 2007 and a $975 decrease resulting from the payoff of three mortgage debts during the year of 2007.  In addition, there was a $2,597 decrease as a result of a reduction in margin debt and $3,429 decrease as a result of additional interest capitalized related to construction in progress.

Realized loss on investment securities. The increase in the realized loss on investment securities of $20,383 or 4,899.8% for the year ended December 31, 2007, as compared to December 31, 2006, is due primarily to the recognition during the year ended December 31, 2007 of a $20,021 decline in value of seven of our investment securities which we determined to be other than temporary and is partially offset by an increase in the gain on the sale of investment securities.

Other income (expense). Other income (expense) includes miscellaneous income, joint venture management fee income and other non-operating expenses incurred by us, including income tax expense.  The increase in other income (expense) of $400 or 245.4% for the year ended December 31, 2007 as compared to 2006 is primarily the result of the increase of certain unconsolidated joint venture management fees earned and the gain on redemption of interest in certain unconsolidated joint ventures offset by an increase in the income tax expense due to an increase in excise tax in 2007.

Discontinued operations. On November 29, 2007, the Company closed on the sale of four American Express properties with an aggregate sale price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in United States and one is located in Canada with approximately 1,562 square feet in total.  The Company recognized a gain on the sale of operating properties of $19,564 and a $17,732 gain on the extinguishment of debt relating to $150,460 of debt assumed by the purchaser.  The Company also wrote off approximately $970 in customer relations value on the remaining American Express properties due to this sale.

Comparison of the Year Ended December 31, 2007 to December 31, 2006 – Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 278 operating properties acquired or placed in service prior to January 1, 2006, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire years ended December 31, 2007 and 2006.

Same Store Portfolio			
	2007	2006	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (278 properties):				
Rental income	$ 496,413	$ 488,852	$ 7,561	1.5
Tenant recovery income	128,067	112,527	15,540	13.8
Other property income	13,757	9,456	4,301	45.5
Other investment properties:				
Rental income	63,902	46,683	17,219	36.9
Tenant recovery income	20,814	12,911	7,903	61.2
Other property income	856	1,368	(512)	(37.4)
Total rental and additional rental income	723,809	671,797	52,012	7.7
Expenses:				
Same store investment properties (278 properties):				
Property operating expenses	118,339	103,679	14,660	14.1
Real estate tax expense	75,126	71,425	3,701	5.2
Other investment properties:				
Property operating expenses	16,698	10,751	5,947	55.3
Real estate tax expense	12,765	8,454	4,311	51.0
Total property operating expenses	222,928	194,309	28,619	14.7
Property net operating income:				
Same store investment properties	444,772	435,731	9,041	2.1
Other investment properties	56,109	41,757	14,352	34.4
Total net operating income	500,881	477,488	$ 23,393	4.9
Other income:				
Straight-line rental income	15,996	17,777		
Amortization of above and below market lease intangibles	3,824	2,657		
Insurance Captive income	1,890	177		
Dividend income	23,729	37,501		
Interest income	13,671	23,127		
Gain on contribution of investment properties	11,749	-		
Gain on extinguishment of debt	2,486	-		
Gain on sale of investment securities	-	416		
Equity in income of unconsolidated entities	96			
Other income	237	-		
Minority interests	-	1,975		
Other expenses:				
Straight-line ground lease expense	(3,806)	(3,923)		
Insurance Captive expense	(1,598)	(344)		
Depreciation and amortization	(271,629)	(250,984)		
Provision for asset impairment	(13,560)	-		
General and administrative expenses	(16,535)	(14,638)		
Advisor asset management fee	(23,750)	(39,500)		
Interest expense	(219,298)	(216,592)		
Other expense	-	(163)		
Realized loss on investment securities	(19,967)	-		
Equity in losses of unconsolidated entities	-	(3,727)		
Minority interests	(1,365)	-		
Discontinued operations:				
Operating income	1,322	696		
Gain on extinguishment of debt	17,732	-		
Gain on sale of operating properties	19,564	-		
Net income	$ 41,669	$ 31,943

On a same store basis, net operating income increased by $23,393 or 4.9%, with total rental income, tenant recoveries and other property income increasing by $52,012 or 7.7% and total property operating expenses increasing by $28,619 or 14.7% for the year ended December 31, 2007, as compared to December 31, 2006.

Rental and additional rental income. The increase in rental income of the same store portfolio of $7,561 or 1.5% is due primarily to the completion of earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The increase in tenant recovery income of $15,540 or 13.8% is primarily due to increases in property operating and real estate tax expenses as described below.  The increase in other property income of $4,301 or 45.5% is due primarily to an increase in termination fee income.

Property operating expenses. The increase in recoverable property operating expenses of the same store portfolio of $14,660 or 14.1% is due to an overall inflationary increase in security, landscaping, cleaning and utility costs at our properties as well as an increase in management fees which are calculated based upon revenues collected.  Non-reimbursable expenses also increased, partially as a result of an increase in the provision for bad debt expense as well as an increase in non-recoverable utility costs and marketing and other promotional expenses intended to maintain historical occupancy levels and increase leasing activity at our properties.

Real estate taxes. Real estate taxes of the same store portfolio increased $3,701 or 5.2% for the year ended December 31, 2007, as compared to December 31, 2006, primarily as a result of higher assessed valuations on investment properties acquired in 2005 and 2004.  At the time of acquisition, many newly acquired properties may still be assessed at a lower value based on the seller’s historical cost of the land and improvements.  Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables for similar operating properties, resulting in higher real estate taxes in future years.

Comparison of the Year Ended December 31, 2006 to December 31, 2005 - Total Portfolio

The table below presents selected operating information for our total portfolio of operating properties (including the consolidated joint venture properties) for the years ended December 31, 2006 and 2005.

Rental income.  Rental income consists of basic monthly rent and percentage rental income due pursuant to tenant leases.  Rental income of the total portfolio increased $155,900 or 39.0%. The increase was due primarily to 302 properties (including the consolidated joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 284 properties (including the consolidated joint venture properties) for the year ended December 31, 2005.  178 of the properties in our portfolio (including the consolidated joint venture properties) were purchased during 2005 and as such, 2006 was the first full year of operations for greater than 50% of our portfolio.

Tenant recovery income.  Tenant recovery income represents reimbursements from tenants for common area expenses, property management fees, insurance and real estate taxes incurred by the property.  Tenant recovery income increased by $32,017 or 34.3%.  This increase is primarily due to 302 properties (including the consolidated joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 284 properties (including the consolidated joint venture properties) for the year ended December 31, 2005.  178 of the properties in our portfolio (including the consolidated joint venture properties) were purchased during 2005 and as such, 2006 was the first full year of operations for greater than 50% of our portfolio.

Other property income.  The increase in other property income of $3,749 or 53.0% for the year ended December 31, 2006, as compared to the year ended December 31, 2005 is primarily due to increases in miscellaneous property income, termination fee income and sales tax income.

Property operating expenses.  Property operating expenses include common area expenses, property management fees and insurance costs that are reimbursed by tenants according to the terms of their leases as well as non-reimbursable operating expenses, including a provision for bad debt expense.  The increase in property operating expenses of $36,419 or 44.4% is primarily due to 302 properties (including the consolidated joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 284 properties (including the consolidated joint venture properties) for the year ended December 31, 2005.  178 of the properties in our portfolio (including the consolidated joint venture properties) were purchased during 2005 and as such, 2006 was the first full year of operations for greater than 50% of our portfolio.

Real estate taxes.  Real estate taxes increased $25,617 or 47.2% for the year ended December 31, 2006, as compared to the year ended December 31, 2005.  This increase is primarily due to 302 properties (including the consolidated joint venture properties) being owned and operated for the year ended December 31, 2006 compared to 284 properties (including the consolidated joint venture properties) for the year ended December 31, 2005.  178 of the properties in our portfolio (including the consolidated joint venture properties) were purchased during 2005 and as such, 2006 was the first full year of operations for greater than 50% of our portfolio.  The majority of real estate taxes are reimbursed by tenants according to their lease terms and such recovery is included as a component of tenant recovery income.

Depreciation and amortization.  Depreciation and amortization increased $70,144 or 38.8% for the year ended December 31, 2006 as compared to the year ended December 31, 2005.  Depreciation expense includes depreciation on buildings and improvements.  Depreciation expense increased $55,125 or 39.3% primarily as a result of depreciation on eighteen properties acquired and earnouts completed since December 31, 2005.  Amortization expense includes amortization on intangible assets and leasing commissions.  Total amortization expense increased $15,019 or 37.0%.  Amortization expense on intangible assets increased $14,841 or 36.7% due to amortization expense on intangible assets as a result of eighteen properties acquired and earnouts completed since December 31, 2005.  The increase was also due to the write-off of intangible assets attributable to tenants that vacated in 2006.  Amortization expense on leasing commissions increased $177 or 53.8% primarily due to amortization on an additional $1,566 in leasing commissions since December 31, 2005

General and administrative expenses. General and administrative expenses consist of salaries and computerized information services costs reimbursed to affiliates for maintaining our accounting and investor records, affiliate common share purchase discounts, insurance, postage, printing costs and fees paid to accountants and lawyers.  The increase of $3,855 or 35.8% in general and administrative expenses of the total portfolio resulted from increased services required for a larger portfolio of investment properties.

Advisor asset management fee. The advisor asset management fee represents a fee of not more than 1% of our average invested assets (as defined in our advisor agreement) paid to our former business manager/advisor. We compute our average invested assets by taking the average of these values at the end of each month for which we are calculating the fee.  The fee is payable quarterly in an amount equal to 1/4 of up to 1% of our average invested assets as of the last day of the immediately preceding quarter. The increase of $18,575 or 88.8% is due to the increase in our average invested assets for the year ended December 31, 2006 versus 2005. Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum advisor asset management fees of $74,895 and $54,933 were allowed for the years ended December 31, 2006 and 2005, respectively.  We incurred actual fees of $39,500 and $20,925, which represented 53% and 38% of the maximum fees allowed, for the years ended December 31, 2006 and 2005, respectively.  Our business manager/advisor has agreed to forego any fees allowed but not taken on an annual basis.

Dividend income.  Dividend income includes dividends earned on our marketable securities and other investments.  The increase of $29,940 or 396.0% from the year ended December 31, 2005 to December 31, 2006 is due to the significant increase in funds that we invested in securities and other investments during late 2005 and most of 2006.

Interest income.  Interest income included income earned on our operating bank accounts, short-term cash investments and notes receivable.  The increase of $2,677 or 13.1% was due primarily to the increase in the amount of funds that we had invested in notes receivable as well as higher interest rates earned on our operating bank accounts and short-term investments during the year ended December 31, 2006 as compared to December 31, 2005.

Other (expense) income. Other (expense) income includes miscellaneous non-operating income earned and non-operating expense incurred by us.  The decrease of $400 or 168.8% is primarily the result of the increase of miscellaneous non-operating expense.

Interest expense. The increase in interest expense of the total portfolio of $81,909 or 60.8% was due to the financing on 298 properties (including the consolidated joint venture properties) compared to 263 properties (including the consolidated joint venture properties) as of December 31, 2006 and 2005, respectively, as well a significant increase in our margin payable on our investment securities and overall increasing interest rates throughout 2005 and 2006.

Comparison of the Year Ended December 31, 2006 to December 31, 2005 - Same Store Portfolio

The table below presents operating information for our same store portfolio consisting of 107 operating properties acquired or placed in service prior to January 1, 2005, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the entire years ended December 31, 2006 and 2005.

On a same store basis, net operating income increased by $131,517 or 38.0%, with total rental income, tenant recoveries and other property income increasing by $192,426 or 40.1% and total property operating expenses increasing by $60,909 or 45.8% for the year ended December 31, 2006, as compared to December 31, 2005.

Rental and additional rental income. The increase in rental income of the same store portfolio of $5,576 or 2.3% is due primarily to earnouts and the leasing or renewal of previously vacant space at rental rates in excess of the previous rental rates.  The decrease in tenant recovery income of $3,540 or (5.3)% is primarily due to seller billing tenants at an inflated recovery rate.  The increase in other property income of $1,050 or 36.6% is due primarily to many of the vacancies at the various properties being covered by master leases from the seller. Vacant spaces at the time of closing may be paid by the seller in a master lease, which are not accounted for as income, but rather accounted for as a reduction to the asset purchase price. Once new tenants have occupied these spaces, their rents are accounted for as rental income and recovery income.

Property operating expenses. The increase in property operating expenses of the same store portfolio of $3,496 or 6.3% is primarily caused by an increase in common area maintenance cost, including utility cost (gas and electric) and snow removal cost in 2006.

Real estate taxes. Real estate taxes of the same store portfolio increased $724 or 1.9% for the   year ended December 31, 2006, as compared to December 31, 2005, primarily as a result of higher assessed valuations on investment properties. At the time of acquisition, many newer properties may still be assessed at a lower value based on the seller’s historical cost of the land and improvements.  Once the property is acquired, this may trigger a higher assessment based on the sales price and market comparables for similar operating properties, resulting in higher real estate taxes.

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

Our leases typically provide that the tenant bears responsibility for a majority of all property costs and expenses associated with ongoing maintenance and operation, including, but not limited to, utilities, property taxes and insurance. In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs.  Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or rehabbed) and can be met with funds from operations and working capital. We believe that our current capital resources (including cash on hand) and anticipated financings are sufficient to meet our liquidity needs for 2008.

Liquidity

Our primary uses and sources of our consolidated cash are as follows:

Uses	Sources

Short Term:

•

Tenant construction allowances

•

Minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•

Dividend payments

•

Debt repayment requirements, including both principal and interest

•

Stock repurchases

•

Corporate and administrative expenses

• Operating cash flow, • Borrowings under revolving credit facilities • Dividend reinvestment plan

Longer Term:
• Acquisitions • New development • Major redevelopment, renovation or expansion programs at individual properties • Debt repayment requirements, including both principal and interest

•

Secured loans collateralized by individual properties

•

Unsecured loans at company level

•

Construction loans

•

Mini-permanent loans

•

Long-term project financing

•

Joint venture financing with institutional partners

•

Equity securities

•

Asset sales

The sources and uses of cash have generally been the same over the past several years. The decrease in the amount of funds necessary for acquisitions in 2007 has been partially offset by the increase in the amount of funds necessary for our investments in the development joint ventures.

Mortgage Debt.  Mortgage loans outstanding as of December 31, 2007 were $4,112,645 and had a weighted average interest rate of 4.97%.  Of this amount, $3,933,559 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.91% at December 31, 2007.  Excluding the mortgage debt assumed from sellers at acquisition and debt related to consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.94%.  The remaining $179,086 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.29% at December 31, 2007.  As of December 31, 2007, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Line of Credit. On October 15, 2007, we entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000. The facility has an initial term of three years with one-year extension option.  The funds from this line of credit were used for working capital.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus 80 to 125 basis points, depending on our net worth to total recourse indebtedness. We are also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service coverage ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2007, we were in compliance with such covenants.  The outstanding balance on the line of credit was $75,000 as of December 31, 2007 with an effective interest rate of 6.05% per annum.

We terminated our previous unsecured line of credit facility in December 2006.  The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000.  During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The line of credit required interest only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on our leverage ratio.  We were also required to pay, on a quarterly basis, an amount ranging from 0.15% to 0.25% per annum on the average daily undrawn funds on the line.  The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  We were in compliance with such covenants throughout the facility’s existence.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 through payment of the August 2006 distribution at which point it was increased to $10.00 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of December 31, 2007, we had issued 46,545 shares pursuant to the DRP for an aggregate amount of $451,871.

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

Prior to February 1, 2007, the SRP subject to certain restrictions provided existing stockholders with limited, interim liquidity by enabling them to sell shares back to us at the following prices:

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

Our board of directors, at its sole discretion, may choose to terminate the SRP, or reduce the number of shares purchased under the SRP, if it determines that the funds allocated to the SRP are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution.

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

As of December 31, 2007, 21,107 shares had been repurchased for a total of $205,331.

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

During the year ended December 31, 2007, we closed on mortgage debt with a principal amount of $423,402 on our wholly-owned and consolidated joint venture properties.  All new loans represented fixed rate loans which bear interest rates between 5.02% and 5.94%.

We have entered into interest rate lock agreements with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. As of December 31, 2007, we have an outstanding rate lock deposit of $9,450 for agreements locking only the Treasury portion of mortgage debt interest rates. These agreements lock the Treasury portion of rates at 4.63% and 4.51% on an aggregate of $135,000 in treasury positions that can be converted into full rate locks through the first quarter of 2008, or can be extended monthly for up to six months. Allocations to these agreements will be made upon conversion into a full rate lock at which time the interest rate will be determined.

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

Statement of Cash Flows Comparison of Year Ended December 31, 2007 to December 31, 2006

Cash Flows From Operating Activities

Cash flows provided by operating activities were $321,802 and $296,165 for the years ended December 31, 2007 and 2006, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due to additional revenues generated from the operating properties (including the consolidated joint venture properties) as of December 31, 2007, compared to December 31, 2006.  This increase was offset by a $51,530 gain due to the sale and contribution of investment properties.

Cash Flows From Investing Activities

Cash flows used in investing activities were $524,912 and $523,058, respectively, for the years ended December 31, 2007 and 2006.  Cash flows used in investing activities were primarily used for the acquisition of nine wholly-owned and consolidated joint venture properties for $477,378, and 18 wholly-owned and consolidated joint venture properties for $569,608 during the years ended December 31, 2007 and 2006, respectively.  In addition, during the years ended December 31, 2007 and 2006, we invested $28,195 and $130,400 in marketable securities and other investments and funded $37,733 and $71,899 on notes receivable.

Cash Flows From Financing Activities

Cash flows provided by financing activities were $92,719 and $155,797, respectively, for the years ended December 31, 2007 and 2006.  We paid $140,143 for share repurchases in 2007.  We also generated $490,159 and $426,065 from the issuance of new mortgages secured by our investment properties. During the years ended December 31, 2007 and 2006, we also generated $132,962 and $39,335 through the purchase of securities on margin.  We paid $9,209 and $8,671 for loan fees and $135,267 and $129,745 in distributions, net of distributions reinvested, to our stockholders for the years ended December 31, 2007 and 2006, respectively.

Statement of Cash Flows Comparison of Year Ended December 31, 2006 to December 31, 2005

Cash flows provided by operating activities were $296,165 and $201,857 for the years ended December 31, 2006 and 2005, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due to additional revenues generated from the operation of 306 properties (including the consolidated joint venture properties) owned as of December 31, 2006, compared to 290 properties (including the consolidated joint venture properties) owned as of December 31, 2005.

Cash Flows From Investing Activities

Cash flows used in investing activities were $523,058 and $3,942,227, respectively, for the years ended December 31, 2006 and 2005.  Cash flows used in investing activities were primarily used for the acquisition of 18 wholly-owned and consolidated joint venture properties for $569,608, and 177 wholly-owned and consolidated joint venture properties and one consolidated joint venture property for $3,396,042 during the years ended December 31, 2006 and 2005, respectively.  In addition, during the years ended December 31, 2006 and 2005, we invested $133,603 and $408,809 in marketable securities and other investments and funded $71,899 and $195,232 on notes receivable.

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

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.   The business manager/advisor and property managers became subsidiaries of ours.  As part of the acquisition, we gained 239 experienced employees to perform the business manager/advisor functions and operate the property management companies.

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, we paid an advisor asset management fee of not more than 1% of the average invested assets to our business manager/advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We computed the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee was payable quarterly in an amount equal to 1/4 of up to 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $68,083, $74,895 and $54,993 were allowed for the years ended December 31, 2007, 2006 and 2005, respectively.  We incurred actual fees to our former business manager/advisor totaling $23,750, $39,500 and $20,925, which represented 35%, 53% and 38% of the maximum fees allowed, for the years ended December 31, 2007, 2006 and 2005, respectively.  The maximum allowable advisor management fee and the advisor asset management fee incurred for the year ended December 31, 2007 were both prorated through November 15, 2007, the date of the merger.  As of December 31, 2007 and 2006, none and $9,000, respectively, remained unpaid and are included in “Other liabilities” in the accompanying consolidated balance sheets.  The business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to our administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, we incurred $873, $998 and $1,096, respectively, of these.  Of these costs, $404 and $152 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc., or MB REIT, an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc., or "Inland American" to purchase newly issued Series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any Series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding Series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006.  The Series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7.0% on the face amount of the Series C preferred shares, which was payable monthly.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that we were not the primary beneficiary.  Due to our lack of influence over the operating and financial policies of the MB REIT, this investment is accounted for under the cost method in which investments are recorded at their original cost.  As of December 31, 2005, we had invested $224,003 in these shares.  An additional $40,000 was invested during 2006 and the total of $264,003 was redeemed during the fourth quarter of 2006.  We earned $16,489 and $2,100 in dividend income related to this investment during the years ended December 31, 2006 and 2005, respectively.  None of the dividend remained unpaid as of December 31, 2006.

We entered into an arrangement with Inland American whereby we were paid to guarantee customary non-recourse carve out provisions of Inland American's financings until such time as Inland American reached a net worth of $300,000.  We evaluated the accounting for the guarantee arrangements under FIN 45: Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  We recorded fees totaling $149 for the year ended December 31, 2006, all of which had been received as of that date.  We were released from all our obligations under this arrangement during 2006.

Agreements Surviving Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  We incurred property management fees of $30,036, $29,800 and $20,686 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, we reimbursed the property managers for certain salaries and related employee benefits totaling $5,423, $5,313 and $2,268 for the years ended December 31, 2007, 2006 and 2005, respectively.  No amounts remained unpaid as of December 31, 2007 and 2006.  Subsequent to the mergers, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.

An affiliate also provides investment advisory services to us related to our securities investments for an annual fee.  The affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines we provide to them.  The affiliates have also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon our assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  We incurred fees totaling $2,107, $1,961 and $536 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, $325 and $362, respectively, remained unpaid and are included in ”Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate provides loan servicing for us.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $562, $696 and $534 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, none and $24, respectively, remained unpaid and are included in ”Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

An affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2007 and 2006, we paid loan fees totaling $873 and $1,051, respectively, to this affiliate.  As of December 31, 2007 and 2006, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of Merger

We terminated our existing acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with our acquisition of new properties, the affiliate will give us a first right as to all retail, mixed use and single tenant properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested by us, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  As of December 31, 2007, we have not incurred any such costs under the new agreement.  For the year ended December 31, 2007, 2006 and 2005 we incurred $134, $363 and $1,184, respectively, of these costs.  Of these costs, $27 and $25 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the year ended December 31, 2007, 2006 and 2005, we incurred $257, $137 and none, respectively, of these costs.  Of these costs, none and $137 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with us, primarily with our business manager/advisor, where that affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the year ended December 31, 2007, 2006 and 2005, we incurred $897, $705 and $1,884, respectively, of these costs.  Of these costs, $141 and $150 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who will each provide with us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by our board of directors. The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but we will reimburse their expenses in fulfilling their duties under the consulting agreements.   There were no reimbursements under the consulting agreements in 2007.

We entered into amendments to each of our existing service agreements with certain affiliates, including an amendment to our office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that we can obtain certain services from the affiliates for reimbursement of their general and administrative costs relating to our administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, we incurred $3,092, $1,334 and $945, respectively, of these costs.  Of these costs, $900 and $203 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreements are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

We sub lease our office space from an affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Off Balance Sheet Arrangements

In April 2007, we entered into a joint venture arrangement with a state pension fund.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contributes 80% of the equity, up to a total $500,000.  The joint venture plans to acquire assets using equity contribution and leverage up to $1,000,000.  As of December 31, 2007, we had contributed approximately $29,500 and expect to contribute the remaining $70,500 in the next two years.  As of December 31, 2007, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.  Under the agreement, we are the managing member of the joint venture and earn various fees for acquisition, asset management and property management.  We account for our interest in the joint venture using the equity method of accounting. See Note 11 Investment in Unconsolidated Joint Ventures in our accompanying Consolidated Financial Statements for further discussion.

Other than described above, we have no off-balance sheet arrangements as of December 31, 2007 that are reasonably likely to have a current or future material effect on our financial condition, or cause changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2007.

Contractual Obligations

(1)

In addition to principal payments, the amounts reflected include interest payments.  Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2007.

(2)

Fixed rate debt and related interest includes a $50,000 note payable to an unconsolidated joint venture.  This note has no maturity, but interest is reflected at the stated rate through December 31, 2008, although we may choose not to repay in 2008.  Variable rate debt and related interest includes $75,000 of borrowings under our line of credit and is reflected as being outstanding through December 31, 2008, as we are not required to repay such borrowings until the termination date of the line of credit in 2010, or, if extended, 2011.  Variable rate debt and related interest is reflected as being outstanding through December 31, 2008, also includes $108,040 of margin debt secured by our portfolio of marketable securities.  These borrowings may be repaid over time upon our sale of our portfolio of marketable securities.

The remaining borrowings and related interest relate to four mortgage payables and one construction loan.  Mortgage payables will be refinanced or paid off in 2008 using our line of credit.  The construction loan will be paid off at the time of sale of the property or refinanced to a mortgage payable.  Amounts related to interest for fixed rate and variable rate debt will be paid from the operations of our properties and income from our portfolio of marketable securities.

(3)

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2024 to 2105.  The property attached to the land will revert back to the lessor at the end of the lease.

(4)

Purchase obligations include earnouts on previously acquired properties.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years.  If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation.  Based on pro forma leasing rates, we may pay as much as $148,222 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into three construction loan agreements and four other installment note agreements in which we have committed to fund up to a total of $43,570.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2007 was $33,801.  Therefore, we may be required to fund up to an additional $9,655 on these loans.

We guarantee a portion of the construction debt associated with certain of the development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2007, the amount guaranteed by us was $5,471.

As of December 31, 2007, we had 13 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once we purchase the remaining portion of these properties and meet certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit at December 31, 2007 was $22,063.

We have entered into interest rate lock agreements with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  As of December 31, 2007, we had an outstanding rate lock deposit of $9,450 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008, or can be extended monthly for up to six months.  Allocations to these agreements will be made upon conversion into a full rate lock at which time the all-in interest rate will be determined.

Our decision to acquire a property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.  A property known as Jefferson Commons, located in Newport News, VA, was under consideration for acquisition as of December 31, 2007 and subsequently acquired by us for a purchase price of $79,644 on February 14, 2008.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables, deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

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

Impairment of Long-Lived Assets

In accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, we perform a quarterly analysis to identify impairment indicators to ensure that each investment property’s carrying value does not exceed its fair value.  If an impairment indicator is present, we perform an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.

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

Assets Held For Sale

In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we have received a significant non-refundable deposit for the purchase of the property; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the assets on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.

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

We account for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales will not be recognized under the full accrual method by us unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; our receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership; and we do not have substantial continuing involvement with the property.

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

Recognition of Ancillary Taxes

We had previously accounted for our ancillary taxes in the period of payment due to the immaterial nature of these taxes, which were expected to not give rise to significant out-of-period adjustments.  However, in reviewing the tax amounts paid and recorded in the 1st and 2nd quarters of 2006, it was determined that there was an overstatement of tax expense in 2006 for payments relating to 2005 taxes.  These errors resulted in our overstating our 2005 net income by $1,056.  Since the third quarter of 2006, ancillary taxes have been recorded on an accrual basis.

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

Impact of Recent Accounting Principles

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements (SFAS 157).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS 157 does not require any new fair value measurements or remeasurements of previously computed fair values, we do not believe adoption of this Statement will have a material effect on our consolidated financial statements.  In February 2007, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159).  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  We are currently evaluating the application of this Statement and its effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R: Business Combinations (SFAS 141R), which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  We are currently evaluating the effect of this Statement and its effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements (SFAS 160).  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  We are currently evaluating the effect of this Statement and its effect on our consolidated financial statements.

Subsequent Events

During the period from January 1 to March 28, 2008, we:

•

Issued 3,965 shares of common stock through the DRP and repurchased 5,177 shares of common stock through the SRP resulting in a total of 483,710 shares of common stock outstanding at March 28, 2008;

•

Paid distributions of $77,804 to stockholders in January, February and March 2008, for December 2007 and January and February 2008, respectively.  The distribution represented an annualized distribution rate of $0.64 per share;

•

Acquired a shopping center know as Jefferson Commons, located in Newport News, VA, for purchase price of $79,644 with 306,287 square feet and assumption of mortgage debt with a principal balance of $56,500;

•

Funded earnouts totaling $38,747 to purchase an additional 130 square feet at eleven existing properties;

•

Funded a $2,466 construction loan and paid off one $5,951 construction loan receivables;

•

Funded additional capital of $2,911 on three development joint ventures, and deposited $900 on a new development joint venture;

•

Funded $3,265 on two construction-in-progress projects;

•

Deposited $5,400 of margin calls related to Treasury lock agreements; and

•

Borrowed $50,000 from the line of credit.

Our board of directors approved the following, effective January 1, 2008:

•

Each non-affiliated director will be entitled to be granted an option to acquire 5 shares of our common stock as of the date they initially become a director under our Independent Director Stock Option Plan.  In addition, each non-affiliated director will be entitled to be granted an option to acquire an additional 5 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the board of directors on such date.  All options will be granted at fair market value on the date of grant, and will become fully exercisable on the second anniversary of the date of grant.  There were no other changes made to the terms of option grants under the Independent Director Stock Option Plan.

•

The addition of Messrs Richard P. Imperiale and Kenneth E. Masick to our board of directors.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2007, we owned 122 single-user net lease properties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

We have entered into interest rate lock agreements with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future. As of December 31, 2007, we has an outstanding rate lock deposit of $9,450 for agreements locking only the Treasury portion of mortgage debt interest rates. These agreements lock the

Treasury portion of rates at 4.63% and 4.51% on $135,000 in treasury positions that can be converted into full rate locks through the first quarter of 2008, or can be extended monthly for six months. Allocations to these agreements will be made upon conversion into a full rate lock at which time the interest rate will be determined.

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

The carrying amount of our debt and other financing is $144,709 higher than its fair value as of December 31, 2007.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

	2008	2009	2010	2011	2012	Thereafter
Maturing debt:
Fixed rate debt	$ 108,942	911,920	1,287,829	420,970	380,677	873,696
Variable rate debt	205,406	156,720	-	-	-	-
Weighted average interest rate on debt:
Fixed rate debt	4.77%	4.70%	4.77%	4.91%	5.30%	5.17%
Variable rate debt	5.56%	6.24%	-	-	-	-

We had $362,126 of variable rate debt with an average interest rate of 5.86% as of December 31, 2007.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2007, interest expense increases by approximately $3,621 on an annual basis.

The table incorporates only those interest rate exposures that existed as of December 31, 2007.  It does not consider those interest rate exposures or positions that could arise after that date.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Page

Reports of Independent Registered Public Accounting Firm

49

Financial Statements:

  Consolidated Balance Sheets at December 31, 2007 and 2006

51

  Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the years ended

    December 31, 2007, 2006 and 2005

52

  Consolidated Statements of Stockholders' Equity for the years ended December 31, 2007, 2006 and 2005

53

  Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

55

  Notes to Consolidated Financial Statements

58

Valuation and Qualifying Accounts (Schedule II)

82

Real Estate and Accumulated Depreciation (Schedule III)

83

MS Inland Fund, LLC Financial Statements

  Report of Independent Registered Public Accounting Firm

102

  Balance Sheet at December 31, 2007

103

  Statement of Operations for the period ended December 31, 2007

104

  Statement of Members’ Equity for the period ended December 31, 2007

105

  Statement of Cash Flows for the period ended December 31, 2007

106

  Notes to Financial Statements

107

Schedules not filed:

All schedules other than the one listed in the Index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of quantifying errors in 2006 pursuant to Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 31, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited Inland Western Retail Real Estate Trust, Inc.’s (the Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inland Western Retail Real Estate Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Inland Western Retail Real Estate Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission..

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 31, 2008  expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 31, 2008

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets

December 31, 2007 and 2006
(In thousands, except per share amounts)

2007	2006
Assets		
Investment properties:		
Land	$ 1,469,446	$ 1,468,549
Building and other improvements	5,653,689	5,734,222
Developments in progress	151,972	55,695
	7,275,107	7,258,466
Less accumulated depreciation	(547,953)	(385,322)
Net investment properties	6,727,154	6,873,144
Cash and cash equivalents (including cash held by management companies of none and $16,418, respectively)	117,360	227,751
Investment in marketable securities	240,493	281,262
Investment in unconsolidated joint ventures	105,937	83,645
Accounts and notes receivable	154,494	247,098
Goodwill	377,916	-
Acquired lease intangibles	443,167	507,805
Other assets	139,310	107,569
Total assets	$ 8,305,831	$ 8,328,274
Liabilities and Shareholders' Equity		
Liabilities:		
Mortgages and notes payable	$ 4,271,160	$ 4,313,223
Line of credit	75,000	-
Accounts payable and accrued expenses	60,674	48,370
Distributions payable	25,964	23,901
Acquired below market lease intangibles	123,447	138,953
Other financings	63,679	89,435
Other liabilities	65,615	71,053
Total liabilities	4,685,539	4,684,935
Minority interests	21,527	134,775
Commitments and contingencies		
Shareholders' equity:		
Preferred stock, $0.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 484,921 and 446,396 issued and outstanding at December 31, 2007 and 2006, respectively	485	446
Additional paid-in capital	4,386,703	3,996,598
Accumulated distributions in excess of net income	(740,816)	(489,870)
Accumulated other comprehensive (loss) income	(47,607)	1,390
Total shareholders' equity	3,598,765	3,508,564
Total liabilities and shareholders' equity	$ 8,305,831	$ 8,328,274

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

2007	2006	2005
Revenues:			
Rental income	$ 580,136	$ 555,969	$ 400,069
Tenant recovery income	148,881	125,437	93,420
Other property income	14,612	10,825	7,076
Insurance captive income	1,890	177	-
Total revenues	745,519	692,408	500,565
Expenses:			
Property operating expenses	138,842	118,352	81,933
Real estate taxes	87,892	79,880	54,263
Depreciation and amortization	271,629	250,984	180,840
Provision for asset impairment	13,560	-	-
Insurance captive expenses	1,598	344	-
General and administrative expenses	16,535	14,638	10,783
Advisor asset management fee	23,750	39,500	20,925
Total expenses	553,806	503,698	348,744
Operating income	191,713	188,710	151,821
Dividend income	23,729	37,501	7,561
Interest income	13,671	23,127	20,450
Gain on contribution of investment properties	11,749	-	-
Gain on extinguishment of debt	2,486	-	-
Equity in income (loss) of unconsolidated entities	96	(3,727)	(2,440)
Minority interests	(1,365)	1,975	1,349
Interest expense	(219,298)	(216,592)	(134,683)
Realized (loss) gain on investment securities	(19,967)	416	1
Other income (expense)	237	(163)	237
Income from continuing operations	3,051	31,247	44,296
Discontinued operations:			
Operating income	1,322	696	953
Gain on extinguishment of debt	17,732	-	-
Gain on sale of operating properties	19,564	-	-
Income from discontinued operations	38,618	696	953
Net income	41,669	31,943	45,249
Other comprehensive income (loss):			
Unrealized (loss) gain on investment securities	(48,997)	2,553	(1,404)
Comprehensive (loss) income	$ (7,328)	$ 34,496	$ 43,845
Income per common share-basic and diluted:			
Continuing operations	$ 0.01	$ 0.07	$ 0.13
Discontinued operations	0.08	-	-
Net income per common share	$ 0.09	$ 0.07	$ 0.13
Weighted average number of common shares outstanding - basic and diluted	454,287	441,816	350,644

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Stockholders' Equity
(continued)

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

(continued)

2007	2006	2005
Cash flows from financing activities:			
Proceeds from offerings	$ -	$ -	$ 2,077,096
Shares repurchased through SRP	(140,143)	(47,188)	(14,295)
Payment of offering costs	-	(98)	(225,696)
Proceeds from margin debt related to investment securities	132,962	39,335	81,498
Payoff of margin debt related to investment securities	(25,000)	(120,755)	-
Proceeds from mortgages and notes payable	490,159	426,065	2,043,836
Principal payments on mortgages and notes payable	(2,422)	(2,298)	(1,416)
Lump-sum payoffs of mortgages and notes payable	(263,585)	(848)	(35,742)
Proceeds from unsecured line of credit	75,000	-	90,000
Payoff of unsecured line of credit	-	-	(90,000)
Payment of loan fees and deposits	(9,209)	(8,671)	(26,404)
Distributions paid, net of DRP	(135,267)	(129,745)	(98,015)
Payment of merger costs	(4,019)	-	-
Due from affiliates	-	-	654
Repayment of sponsor advances	-	-	(3,523)
Payoff of other financings	(25,757)	-	-
Net cash provided by financing activities	92,719	155,797	3,797,993
Net (decrease) increase in cash and cash equivalents	(110,391)	(71,096)	57,623
Cash and cash equivalents, at beginning of period	227,751	298,847	241,224
Cash and cash equivalents, at end of period	$ 117,360	$ 227,751	$ 298,847

Supplemental cash flow disclosure, including non-cash activities:

	2007	2006	2005
Cash paid for interest, net of interest capitalized	$ 215,371	$ 213,823	$ 127,171
Distributions payable	$ 25,964	$ 23,901	$ 23,767
Distributions reinvested	$ 155,284	$ 154,024	$ 113,312
Purchase of investment properties	$ (569,597)	$ (576,761)	$ (3,424,746)
Assumption of mortgage debt	14,688	30,766	69,721
Conversion of notes receivable to investment property	102,931	8,759	94,591
Other financings	12,069	7,439	81,996
Non-cash purchase price adjustments	-	(4,650)	(300)
Developments in progress placed in service	4,996	3,133	-
	$ (434,913)	$ (531,314)	$ (3,178,738)
Proceeds from contribution of investment properties to unconsolidated joint venture:			
Land	$ 60,990	$ -	$ -
Building and other improvements, net of accumulated depreciation	227,613	-	-
Investment in unconsolidated joint ventures	(81,944)	-	-
Accounts and notes receivable	2,807	-	-
Acquired lease intangibles and other assets	19,762	-	-
Mortgages and notes payable assumption	(187,784)	-	-
Acquired below market lease intangibles and other liabilities	(5,678)	-	-
Gain on contribution of investment properties	11,749	-	-
Gain on extinguishment of debt	2,485	-	-
	$ 50,000	$ -	$ -

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2007, 2006 and 2005

(In thousands, except per share amounts)

(continued)

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

All amounts in this report are stated in thousands with the exception of per share amounts and numbers of properties.

The Company, through two public offerings and the merger, sold or issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds including merger consideration of $4,595,192.  In addition, as of December 31, 2007, the Company had issued 46,545 shares through its distribution reinvestment program ("DRP") at $9.50 to $10.00 per share for $451,870 and had repurchased a total of 21,107 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $205,331.  As a result, the Company had total shares outstanding of 484,921 and had realized total net offering proceeds, including merger consideration before offering costs, of $4,841,432 as of December 31, 2007.

On November 15, 2007, pursuant to an agreement and plan of merger, approved by our shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which entities provided business management/advisory and property management services to it.  Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.

The Company accounted for the merger transaction as a consummation of a business combination between parties with a pre-existing relationship, in accordance with EITF Issue No. 04-01, Accounting for Preexisting Relationships between Parties to a Business Combination.  According to EITF Issue No. 04-1, the settlement of an executory contract in a business combination as a result of a preexisting relationship should be measured at the lesser of (a) the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items or (b) any stated settlement provisions in the contract available to the counterparty to which the contract is unfavorable.  The Company has determined that its agreements with its former business manager/advisor and property managers resulted in zero allocation of the purchase price to contract termination costs.  The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction.  The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill.

In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $375,000.  Additional costs totaling $4,019 were also incurred as part of the merger transaction consisting of financial and legal advisory services and accounting and proxy related costs.  As part of the merger, the value assigned to these tangible and intangible assets was determined by an independent third party engaged to provide such information.  The following table summarizes the estimated fair values of the allocation of the purchase price:

Shares of common stock issued (37,500 shares at $10.00 per share)	$375,000
Tangible assets acquired	(482)
Intangible assets	(621)
Additional merger costs and fees incurred	4,019

Goodwill	$377,916

The following condensed pro forma financial information is presented as if the Company’s acquisition of its business manager/advisor and property managers had been consummated as of January 1, 2006, for the pro forma year ended December 31, 2006 and January 1, 2007, for the pro forma year ended December 31, 2007.  The following condensed pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been assuming the acquisitions had been consummated at the beginning of January 1, 2006, for the pro forma year ended

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

December 31, 2006 and January 1, 2007, for the pro forma year ended December 31, 2007, nor does it purport to represent the results of operations for future periods.

	Proforma
	Years Ended
	December 31,
	2007	2006

Total revenues	$746,210	$692,461

Net income	$82,952	$89,063

Net income per common share	$0.17	$0.19

The Company is qualified and has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax as taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income will be consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications have been made to the 2006 and 2005 consolidated financial statements to conform to the 2007 presentation.

During 2007, as part of its lease accounting and account reconciliation processes, the Company determined that it had understated the prior year’s revenues and expenses by a net amount of approximately $710, or $0.002 per common share.  The errors were not considered material to the results of operations of any prior period or the current period.  Therefore, certain adjustments related to these revenues and expenses have been recognized.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”) and limited partnerships (“LPs”).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).  Following consideration under FIN 46(R), if required, the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations.  The Company has ownership interests ranging between 5% and 95% in the LLCs or LPs

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

which own 12 of the operating properties in its portfolio.  The Company has also made investments in nine real estate development joint ventures.  Under the guidance of FIN 46(R) and EITF 04-5, these entities, with the exception of three development joint ventures, are consolidated by the Company.

The Company is the controlling member in various consolidated entities. The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts generally equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.  Outside ownership interests of $37,825 in two entities previously included in “Other financings” were redeemed by the Company during the year ended December 31, 2007.  These redemptions were treated as debt extinguishments for financial reporting purposes.

The Company has entered into an agreement with an LLC formed as an insurance association captive (“Captive”), which is wholly-owned by the Company, two affiliated entities, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc., and one non-affiliated entity which withdrew from the Captive in October 2007, at the approval of the members.  The Captive is serviced by an affiliate, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as minority interests in the accompanying consolidated financial statements.

On March 1, 2007, and December 31, 2007, the Company transferred real estate and investments in consolidated and unconsolidated joint ventures to certain joint venture partners in redemption of their interest in the ventures.  The transactions were accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) and resulted in an aggregate gain of $389 on redemption of minority interest.  Such gain is included in “Other income (expense)” in the accompanying consolidated statement of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreements.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

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

The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales will not be recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

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

Marketable Securities and Other Investments:  All publicly traded equity securities are classified as "available for sale" and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity.  Private investments, for which we do not have the ability to exercise significant influence, are accounted for at cost.  Declines in the value of public and private investments that management determines are other than temporary are recorded as realized loss on investment securities.

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

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market acquired lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $60,922, $55,178 and $40,345 for the years ended December 31, 2007, 2006 and 2005, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $784, $97 and $89 for the years ended December 31, 2007, 2006 and

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

2005.  The increase in amortization expense is due to the write-off of the customer relationship value relating to a tenant for which there is no continuing value.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $8,284, $8,621 and $7,219 was applied as a reduction to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.  Amortization pertaining to the below market lease costs of $12,108, $11,278 and $12,714 was applied as an increase to rental income for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table presents the amortization during the next five years related to the acquired in-place lease intangibles, acquired above market lease costs and acquired below market lease costs for properties owned at December 31, 2007.

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

Assets Held For Sale: In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale, in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we have received a significant non-refundable deposit for the purchase of the property; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made to the plan.

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the assets on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.

Loan fees are amortized using the effective yield method over the life of the related loans as a component of interest expense.

Differences between the carrying amounts of investments in unconsolidated joint ventures and the Company's equity in the underlying assets are depreciated on a straight-line basis over the useful lives of the joint venture assets to which such differences are allocated.

In accordance with the SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted for the years ended December 31, 2006 or 2005.  For the year ended December 31, 2007, $13,560 of impairment was warranted.

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

Development Projects:  The Company capitalizes costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $2,262 at December 31, 2007 consist of costs incurred and not yet paid pertaining to the development projects and are included within accounts payable on the accompanying consolidated financial statements.

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

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of December 31, 2007 or 2006.

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

Rental Expense:  Rental expense associated with land that the Company leases under non-cancelable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and rent payments due under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of other liabilities in the accompanying consolidated balance sheets.

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

Fair Value of Debt: The carrying amount of the Company's debt and other financings is approximately $144,709 higher than its fair value.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

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

Recording of Below Market Lease Intangibles

The Company had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of its operations.  In addition, the Company determined that the market rates used in the original below market analyses for certain acquisitions were inappropriate and required adjustments based upon comparable leases and analyses

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

by its property managers.  These errors resulted in the Company overstating its 2005 and 2004 net income by an aggregate amount of $3,637.

Recognition of Ancillary Taxes

The Company had previously accounted for its ancillary taxes in the period of payment due to the immaterial nature of these taxes, which were expected to not give rise to significant out-of-period adjustments.  However, in reviewing the tax amounts paid and recorded in the 1st and 2nd quarters of 2006, it was determined that there was an overstatement of tax expense in 2006 for payments relating to 2005 taxes.  These errors resulted in an overstatement of 2005 net income by $1,056.  Since the third quarter of 2006, ancillary taxes have been recorded on an accrual basis.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  As SFAS No. 157 does not require any new fair value measurements or remeasurements of previously computed fair values, the Company does not believe adoption of this Statement will have a material effect on its consolidated financial statements.  In February 2007, the FASB issued FASB Staff Position FAS 157-2, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008.

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

In December 2007, the FASB issued SFAS No. 141R: Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS 141R, all business combinations will be accounted for by applying the acquisition method.  SFAS 141R is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements.  SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS 160 is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(3)  Discontinued Operations

The Company employs a business model which utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy calls for the Company to sell properties that do not measure up to its standards and re-deploy the sales proceeds into new, higher quality acquisitions and developments that are expected top generate sustainable revenue growth and more attractive returns.

On November 29, 2007, the Company closed on the sale of four American Express properties with an aggregate sale price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in United States and one is located in Canada with approximately 1,562 square feet in total.  The Company recognized a gain on the sale of operating properties of $19,564 and a $17,732 gain on the extinguishment of debt relating to $150,460 of debt assumed by the purchaser.  The Company also wrote off approximately $970 in customer relations value on the remaining American Express properties due to this sale.  The Company does not allocate general corporate interest expense to discontinued operations.

(4)  Transactions with Affiliates

On November 15, 2007, the Company acquired its business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.   The business manager/advisor and property managers became subsidiaries of the Company.  As part of the acquisition, the Company gained 239 experienced employees to perform the business manager/advisor functions and operate the property management companies.

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, the Company paid an advisor asset management fee of not more than 1% of the average invested assets to its former business manager/advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computed the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee was payable quarterly in an amount equal to 1/4 of up to 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company’s average invested assets, maximum fees of $68,083, $74,895 and $54,993 were allowed for the years ended December 31, 2007, 2006 and 2005, respectively.  The Company incurred actual fees to its former business manager/advisor totaling $23,750, $39,500 and $20,925, which represented 35%, 53% and 38% of the maximum fees allowed for the years ended December 31, 2007, 2006 and 2005, respectively.  The maximum allowable advisor management fee and the advisor asset management fee incurred for the year ended December 31, 2007 were both prorated through November 15, 2007, the date of the merger.  As of December 31, 2007 and 2006, none and $9,000, respectively, remained unpaid and are included in “Other liabilities’ in the accompanying consolidated balance sheets.  The business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to the Company’s administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, the Company incurred $873, $998 and $1,096, respectively, of these costs.  Of these costs, $404 and $152 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

In 2005, the Company entered into a subscription agreement with Minto Builders (Florida), Inc. (“MB REIT”), an entity consolidated by one of its affiliates, Inland American Real Estate Trust, Inc. (“Inland American”), to purchase newly issued series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any series C preferred shares it issued to the Company with the proceeds of any subsequent capital contributed by Inland American.  MB REIT was required to redeem any and all outstanding series C preferred shares held by the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Company by December 31, 2006 and did so during the fourth quarter of 2006, redeeming a total of $264,003 the Company had invested.  The series C preferred shares, while outstanding, entitled the Company to an annual dividend equal to 7.0% on the face amount of the series C preferred shares, which was payable monthly.  The Company evaluated its investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that the Company was not the primary beneficiary.  Due to the Company’s lack of influence over the operating and financial policies of the MB REIT, this investment is accounted for under the cost method in which investments are recorded at their original cost.  As of December 31, 2005, the Company had invested $224,003 in these shares.  An additional $40,000 was invested during 2006 and the total of $264,003 was redeemed during the fourth quarter of 2006.  The Company earned $16,489 and $2,100 in dividend income related to this investment during the years ended December 31, 2006 and 2005, respectively.  None of the dividend remained unpaid as of December 31, 2006.

The Company entered into an arrangement with Inland American whereby the Company was paid to guarantee customary non-recourse carve out provisions of Inland American’s financings until such time as Inland American reached a net worth of $300,000.  The Company evaluated the accounting for the guarantee arrangements in accordance with FIN No. 45: Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and recorded the fair value of the guarantees and amortized the liability over the guarantee period of one year.  The fee arrangement called for a fee of $50 annually for loans equal to and in excess of $50,000 and $25 annually for loans less than $50,000.  The Company recorded fees totaling $149, for the year ended December 31, 2006, all of which had been received as of that date.  The Company was released from all obligations under this arrangement during 2006.

Agreements Surviving Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  The Company incurred property management fees of $30,036, $29,800 and $20,686 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, the Company reimbursed the property managers for certain salaries and related employee benefits totaling $5,423, $5,313 and $2,268 for the years ended December 31, 2007, 2006 and 2005, respectively.  No amounts remained unpaid as of December 31, 2007 and 2006.  Subsequent to the mergers, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.

An affiliate also provides investment advisory services to the Company related to the Company’s securities investments for an annual fee.  The affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines the Company provides to them.  The affiliates have also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon the Company’s assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  The Company incurred fees totaling $2,107, $1,961 and $536 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, $325 and $362, respectively, remained unpaid and are included in ”Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate provides loan servicing for the Company.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $562, $696 and $534 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, none and $24, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

An affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2007 and 2006, the Company paid loan fees totaling $873 and $1,051, respectively, to this affiliate.  As of December 31, 2007 and 2006, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of the Merger

The Company terminated its existing acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with the Company’s acquisition of new properties, the affiliate will give the Company a first right as to all retail, mixed use and single tenant properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested by it, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  As of December 31, 2007, the Company has not incurred any such costs under the new agreement.  For the year ended December 31, 2007, 2006 and 2005, the Company incurred $134, $363 and $1,184, respectively, of these costs.  Of these costs, $27 and $25 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expense” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the year ended December 31, 2007, 2006 and 2005, the Company incurred $257, $137 and none, respectively, of these costs.  Of these costs, none and $137 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with the Company, primarily with its business manager/advisor, where that affiliate will provide it with certain legal services in connection with our real estate business.  The Company will pay the affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the year ended December 31, 2007, 2006 and 2005, the Company incurred $897, $705 and $1,884, respectively, of these costs.  Of these costs, $141 and $150 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who will each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

it and its board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but the Company will reimburse their expenses in fulfilling their duties under the consulting agreements.   There were no reimbursements under the consulting agreements in 2007.

The Company entered into amendments to each of its existing service agreements with certain affiliates, including an amendment to its office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that the Company can obtain certain services from the affiliates for reimbursement of their general and administrative costs relating to the Company’s administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, the Company incurred $3,092, $1,334 and $945, respectively, of these costs.  Of these costs, $900 and $203 remained unpaid as of December 31, 2007 and 2006, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreement are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

The Company sub leases its office space from an affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.

(5)  Marketable Securities

Investment in marketable securities of $240,493 and $281,262 at December 31, 2007 and 2006, respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Of the investment securities held on December 31, 2007 and 2006, the Company had accumulated other comprehensive losses of $47,607 and gains of $1,390, respectively.  Net unrealized gains (losses) were equal to $(48,997), $2,553 and $(1,404) for the years ended December 31, 2007, 2006 and 2005, respectively.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  During the years ended December 31, 2007, 2006 and 2005, we realized gains (losses) of $(19,967), $416 and $1 on the sales of securities.  Dividend income is recognized when earned.  During the years ended December 31, 2007, 2006 and 2005, dividend income of $23,729, $37,501 and $7,561, respectively, was earned on marketable securities and is included within “Dividend income” on the accompanying consolidated statements of operations.  As of December 30, 2007 and 2006, $2,856 and $2,235 of dividend income remained unpaid, respectively, and is included in “Other assets” on the accompanying consolidated balance sheets.

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2007 were as follows:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The table includes 98 security positions which were at an unrealized loss position at December 31, 2007.

The Company purchased a portion of its securities through a margin account. As of December 31, 2007 and 2006, the Company had recorded a payable of $108,040 and $78, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At December 31, 2007, these rates were equal to a range between 4.85% and 5.10%.  Interest expense on this debt in the amount of $3,481 and $6,078 was recognized within interest expense on the accompanying consolidated statements of operations for the years ended December 31, 2007 and 2006, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities at December 31, 2007 and 2006 serves as collateral for this debt.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholders’ meeting. The options for the initial shares are all currently exercisable.  The subsequent options are exercisable on the second anniversary of the date of grant. The initial options are exercisable at $8.95 per share. The subsequent options are exercisable at the fair market value of a share on the last business day preceding the annual meeting of stockholders as determined under the Plan. As of December 31, 2007 and 2006, there had been a total of 23 options issued, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $2 related to stock options was recorded during each of the years ended December 31, 2007, 2006 and 2005.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $22,279, $17,488 and $9,829 as of December 31, 2007, 2006 and 2005, respectively.

Operating Leases

The majority of the revenues from the Company's properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in tenant recovery income in the accompanying consolidated statements of operations.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within other property income on the consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $2,820, $2,661 and $2,087 for the years ended December 31, 2007, 2006 and 2005, respectively.

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

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease
Payments
2008	$560,738
2009	536,446
2010	506,732
2011	473,901
2012	436,853
Thereafter	2,647,897
Total	$5,162,567

The remaining lease terms range from one year to 25 years.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2018 to 2105. For the years ended December 31, 2007, 2006 and 2005, ground lease rent expense was $9,445, $9,085 and $7,679, respectively.  Minimum future rental payments to be paid under the ground leases are as follows:

Minimum Lease
Payments
2008	$5,583
2009	5,809
2010	5,818
2011	5,997
2012	6,122
Thereafter	529,715
Total	$559,044

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.  These entities are considered variable interest entities under FIN 46(R); however, the Company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The following table summarizes the Company's notes receivable at December 31, 2007 and 2006:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment
December 31, 2007
Construction Loans Receivable	$26,418	3	7.48%, 7.00%, and 8.65%	03/08, 10/08 and 02/09	First Mortgage	$36,180
Other Installment Notes	7,383	4	5.00%, 6.25%, 10.00% and 8.00%	06/09, 05/10, 02/48 and 05/17	N/A	7,390
	$33,801					$43,570

December 31, 2006
Mortgage Notes Receivable	$6,995	1	6.75%	10/07	First Mortgage	$7,324
Construction Loans Receivable	105,410	3	7.00%, 7.48% and 8.50%	05/07, 10/07 and 05/08	First Mortgage	136,830
Other Installment Notes	17,500	2	5.00% and 10.00%	12/07 and 02/48	N/A	17,500
	$129,905					$161,654

(9)  Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of December 31, 2007 were $4,112,645 and had a weighted average interest rate of 4.97%.  Of this amount, $3,933,559 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.91% at December 31, 2007.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $179,086 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.29% at December 31, 2007.  Properties with a net carrying value of $6,133,653 at December 31, 2007 and related tenant leases are pledged as collateral.  As of December 31, 2007, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through March 1, 2037.

Mortgage loans outstanding as of December 31, 2006 were $4,312,463 and had a weighted average interest rate of 4.94%.  Of this amount, $3,943,433 had fixed rates ranging from 3.96% to 8.02% and a weighted average fixed rate of 4.82% at December 31, 2006.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.86%.  The remaining $369,030 of mortgage debt represented variable rate loans with a weighted average interest rate of 6.26% at December 31, 2006.  Properties with a net carrying value of $6,633,886 at December 31, 2006 and related tenant leases are pledged as collateral.  As of December 31, 2006, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through December 2035.

The majority of the Company's mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis. The Company guarantees a percentage of the construction loans on three of its consolidated development joint ventures. These guarantees earn a fee of approximately 1% of the loan amount and are released upon certain pre-leasing requirements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company's properties.

Margin Payable

The Company purchased a portion of its securities through a margin account. As of December 31, 2007 and 2006, the Company had recorded a payable of $108,040 and $78, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points. At December 31, 2007, these rates were equal to a range between 4.85% and 5.10%. This debt is due upon demand.  The value of the Company's marketable securities serves as collateral for this debt.

Debt Maturity

The following table shows mortgage debt and notes payable maturities during the next five years:

	2008	2009	2010	2011	2012	Thereafter
Maturing debt:
Fixed rate debt	$ 108,942	911,920	1,287,829	420,970	380,677	873,696
Variable rate debt	205,406	156,720	-	-	-	-
Weighted average interest rate on debt:
Fixed rate debt	4.77%	4.70%	4.77%	4.91%	5.30%	5.17%
Variable rate debt	5.56%	6.24%	-	-	-	-

The maturity table excludes other financing obligations as described in Note 1.

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with one-year extension option.  Funds from this line of credit were used to fund a construction loan receivable and to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The line of credit requires interest-only payments monthly at the rate equal to LIBOR plus 80 to 125 basis points depending on our net worth to total recourse indebtedness.  The Company is also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2% depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2007, the Company was in compliance with such covenants.  The outstanding balance on the line of credit was $75,000 as of December 31, 2007 with an effective interest rate of 6.05% per annum.

The Company terminated its previous unsecured line of credit facility in December 2006.  The facility, obtained in 2004, had an unsecured borrowing capacity of $250,000.  During its existence, funds from the line of credit were used, from time to time, to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The line of credit required interest-only payments monthly on drawn funds at a rate equal to LIBOR plus up to 190 basis points depending on the Company's leverage ratio.  The Company was also required to pay, on a quarterly basis, an amount ranging from 0.15% to 0.25% per annum on the average daily undrawn funds on the line.  The agreement also required compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  The Company was in compliance with such covenants throughout the facility’s existence.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(11)  Investment in Unconsolidated Joint Ventures

Effective April 27, 2007, the Company formed a strategic joint venture with a large state pension fund (the “institutional investor”).  The purpose of the joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, the joint venture initially acquired seven neighborhood retail and community centers, which were contributed to the joint venture by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the joint venture operating agreement, the institutional investor contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties.  Accordingly, under the terms of the agreement the profits and losses of the joint venture are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits and losses of the joint venture for the year ended December 31, 2007 was $2,229.  The Company received net operating cash distributions from the joint venture totaling $650 for the year ended December 31, 2007.  During the second quarter of 2007, the Company borrowed $50,000 from the joint venture at an annual interest rate of 4.80% and is reflected in “Mortgages and notes payable” on the consolidated balance sheet.

The operations of the seven contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of the joint venture.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company’s share of net income or loss from the unconsolidated joint venture.  The Company recognized a gain of $11,749 on the contribution of the seven investment properties to the joint venture in the second quarter of 2007.  The gain resulted from a difference between the fair value and the Company’s carrying value of the contributed assets and was recognized to the extent of the outside interest in the joint venture, net of the Company’s commitment to fund additional capital contributions.  The amount of proceeds not recognized in the computation of the gain was based on the Company’s continuing involvement in the contributed property.  In addition, the Company recognized a gain of $2,486 related to the extinguishment of mortgage debt on the seven investment properties contributed to the joint venture.  The gain resulted from the difference between the fair value and the Company’s carrying value of the debt assumed by the joint venture and was calculated net of the write-off of deferred financing costs.

The difference between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of the joint venture’s property assets.  The Company recorded $214 of amortization of this basis difference in 2007.  As of December 31, 2007, the Company’s net investment in the joint venture was $82,358.

The joint venture currently anticipates acquiring up to an additional $664,000 of neighborhood, community and power centers located in the targeted areas within the United States by agreement over the remaining investment period, as defined.  The joint venture will acquire assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of the joint venture and earns fees for providing property management, acquisition and leasing services to the joint venture.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Date of	Date of	Ownership Interest at December 31,		Investment at December 31,
Property	Location	Investment	Redemption	2007	2006	2007	2006
Courthouse Square Apartments (1)	Towson, MD	08/11/2004	03/01/2007	0.00%	36.50%	$-	$4,345
The Power Plant (1)	Baltimore, MD	11/05/2004	12/31/2007	0.00%	50.00%	-	13,222
Pier IV (1)	Baltimore, MD	11/05/2004	12/31/2007	0.00%	66.67%	-	18,655
Louisville Galleria (1)	Louisville, KY	12/29/2004	12/31/2007	0.00%	47.10%	-	25,047
Ocean City Factory Outlets (1)	Ocean City, MD	12/23/2005	12/31/2007	0.00%	41.18%	-	12,823
Preston Trail Village	Dallas, TX	02/28/2006	N/A	78.95%	78.95%	2,487	2,908
Doncaster Village and Padonia Village Apartments (1)	Parkville and Timonium, MD	05/03/2006	03/01/2007	0.00%	28.00%	-	6,645
San Gorgonio Village	Beaumont, CA	03/30/2007	N/A	99.52%	N/A	5,399	-
Kansas City Live (1)	Kansas City, MO	06/07/2007	12/31/2007	34.73%	N/A	-	-
Former grocery redevelopment	Denver, CO Area	08/31/2007	N/A	96.30%	N/A	15,693	-
MS Inland	Various	04/27/2007	N/A	20.00%	N/A	82,358	-
						$105,937	$83,645

(1)

These investments were considered restricted because the Company’s joint venture partner was entitled to virtually all of the economic benefits of the investments.  Since the Company has a subordinated position in the economic benefits of these assets, all equity in earnings of these unconsolidated entities for the years ended December 31, 2007, 2006 and 2005 were allocated to the Company's joint venture partners in accordance with the joint venture operating agreements.

These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company's share of net income or loss from the unconsolidated entity.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statement of cash flows.

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

(12)  Segment Reporting

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Net property operations are summarized in the following table for the years ended December 31 2007, 2006 and 2005.

2007	2006	2005
Rental income	$ 560,316	$ 535,535	$ 378,876
Tenant recovery income	148,881	125,437	93,420
Other property income	14,612	10,825	7,076
Property operating expenses	(135,036)	(114,429)	(81,933)
Real estate taxes	(87,892)	(79,880)	(54,263)
Property net operating income	500,881	477,488	343,176
Other income:			
Straight-line rental income	15,996	17,777	15,699
Amortization of above and below market lease intangibles	3,824	2,657	5,494
Insurance captive income	1,890	177	-
Dividend income	23,729	37,501	7,561
Interest income	13,671	23,127	20,450
Gain on contribution of investment properties	11,749	-	-
Gain on extinguishment of debt	2,486	-	-
Minority interests	-	1,975	1,349
Equity in income of unconsolidated entities	96	-	-
Realized gain on investment securities	-	416	1
Other income	237	-	237
Other expenses:			
Straight-line ground lease expense	(3,806)	(3,923)	-
Insurance captive expenses	(1,598)	(344)	-
Depreciation and amortization	(271,629)	(250,984)	(180,840)
Provision for asset impairment	(13,560)	-	-
General and administrative expenses	(16,535)	(14,638)	(10,783)
Advisor asset management fee	(23,750)	(39,500)	(20,925)
Interest expense	(219,298)	(216,592)	(134,683)
Realized loss on investment securities	(19,967)	-	-
Equity in losses of unconsolidated entities	-	(3,727)	(2,440)
Minority interests	(1,365)	-	-
Other expense	-	(163)	-
Income from operations	3,051	31,247	44,296
Discontinued operations:			
Operating income	1,322	696	953
Gain on extinguishment of debt	17,732	-	-
Gain on sale of operating properties	19,564	-	-
Net income	$ 41,669	$ 31,943	$ 45,249

	2007	2006
Rental real estate assets	$ 7,408,352	$ 7,659,859
Non-segment assets	897,479	668,415
Total assets	$ 8,305,831	$ 8,328,274

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(13)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts.  As of December 31, 2007 and 2006, options to purchase 23 shares of common stock at an exercise price of $8.95 per share were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 454,287, 441,816 and 350,644 for the years ended December 31, 2007, 2006 and 2005, respectively.

(14)  Income Taxes

The Company made an election to qualify, and believes it is operating so as to qualify as a REIT for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. A TRS is taxed on its net income at corporate tax rates.  Approximate income tax expense incurred as a result of the TRS was $4 and $117 for the years ended December 31, 2007 and 2006.

Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rules in effect for the year in which these temporary differences are expected to be recovered or settled.

Distributions declared on the Company's common stock and their tax status are presented in the following table.  The tax status of the Company's dividends in 2007, 2006, and 2005 may not be indicative of future periods.

	Distributions declared per	Return	Ordinary
Year	common share	of capital	Income
2007	$ 0.64	$ 0.33	$ 0.31
2006	0.64	0.35	0.29
2005	0.64	0.29	0.35

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

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of December 31, 2007.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2007.  The Company has no interest or penalties relating to income taxes recognized in the statement of operations for the year ended December 31, 2007, or in the balance sheet as of December 31, 2007.  As of December 31, 2007, returns for the calendar years 2003 through 2006 remain subject to examination by Federal and various state tax jurisdictions.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(15)  Provision for Asset Impairment

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

(16)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $148,222 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into three construction loan agreements and four other installment note agreements in which the Company has committed to fund up to a total of $43,570.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2007 was $33,801.  Therefore, the Company may be required to fund up to an additional $9,655 on these loans

The Company guarantees a portion of the construction debt associated with certain of its development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2007, the amount guaranteed by the Company was $5,471.

As of December 31, 2007, the Company had 13 irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit at December 31, 2007 was $22,063.

The Company has entered into interest rate lock agreements with a lender to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of December 31, 2007, the Company had an outstanding rate lock deposit of $9,450 for agreements locking only the Treasury portion of mortgage debt interest rates.  These agreements lock the Treasury portion of rates at 4.63% and 4.51% on $135,000 in positions that can be converted into full rate locks through the first quarter of 2008, or can be extended.  Allocations to these agreements will be made upon conversion into a full rate lock.

The Company's decision to acquire a property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.  As of December 31, 2007, the Company was considering the acquisition of a property known as Jefferson Commons in Newport News, VA, and the property was subsequently acquired by the Company for a purchase price of $79,644 on February 14, 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(17)  Litigation

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with the Company’s merger with its business manager/advisor and property managers as reflected in the Company’s Proxy Statement dated September 10, 2007 (the “Proxy Statement”).  The complaint alleges, among other things, (i) that the consideration paid as part of the merger was excessive; (ii) violations of Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Exchange Act, based upon allegations that the proxy statement contains false and misleading statements or omits to state material facts; (iii) that the business manager/advisor and property managers and certain directors and defendants breached their fiduciary duties to the class; and (iv) that the merger unjustly enriched the business manager/advisor and property managers.

The complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) to nullify any stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

The Company believes that the allegations in the complaint are wholly without merit, and intends to vigorously defend the lawsuit.

(18)  Subsequent Events

During the period from January 1 to March 28, 2008, the Company:

•

Issued 3,965 shares of common stock through the DRP and repurchased 5,177 shares of common stock through the SRP resulting in a total of 483,710 shares of common stock outstanding at March 28, 2008;

•

Paid distributions of $77,804 to stockholders in January, February and March 2008, for December 2007 and January and February 2008, respectively.  The distribution represented an annualized distribution rate of $0.64 per share;

•

Acquired a shopping center know as Jefferson Commons, located in Newport News, VA, for purchase price of $79,644 with 306,287 square feet and assumption of mortgage debt with a principal balance of $56,500;

•

Funded earnouts totaling $38,747 to purchase an additional 130 square feet at eleven existing properties;

•

Funded a $2,466 construction loan and paid off one $5,951 construction loan receivables;

•

Funded additional capital of $2,911 on three development joint ventures, and deposited $900 on a new development joint venture;

•

Funded $3,265 on two construction-in-progress projects;

•

Deposited $5,400 of margin calls related to Treasury lock agreements; and

•

Borrowed $50,000 from the line of credit.

The Company’s board of directors approved the following, effective January 1, 2008:

•

Each non-affiliated director will be entitled to be granted an option to acquire 5 shares of the Company’s common stock as of the date they initially become a director under the Company’s Independent Director Stock Option Plan. In addition, each non-affiliated director will be entitled to be granted an option to acquire an additional 5 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the board of directors on such date. All options will be granted at fair market value on the date of grant, and will become fully exercisable on the second anniversary of the date of grant.

•

The addition of Messrs Richard P. Imperiale and Kenneth E. Masick to the Company’s board of directors.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(19)  Quarterly Financial Information (unaudited)

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule II

Valuation and Qualifying Accounts
For the years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments		Buildings and		Accumulated	Date	Date
	Encumbrance	Land	Improvements	to Basis ( C )	Land	Improvements	Total (B) (D)	Depreciation (E)	Constructed	Acquired

23rd Street Plaza	3,990	1,300	5,319	78	1,300	5,397	6,697	597	2003	12/04
Panama City, FL
Academy Sports	2,920	1,230	3,752	-	1,230	3,752	4,982	470	2004	07/04
Houma, LA
Academy Sports	2,338	1,340	2,943	3	1,340	2,946	4,286	342	2004	10/04
Midland, TX
Academy Sports	2,775	1,050	3,954	6	1,050	3,960	5,010	460	2004	10/04
Port Arthur, TX
Academy Sports	3,933	3,215	3,963	-	3,215	3,963	7,178	424	2004	01/05
San Antonio, TX
Alison's Corner	3,850	1,045	5,700	78	1,045	5,778	6,823	776	2003	04/04
San Antonio, TX
American Express	11,623	1,400	15,370	9	1,400	15,379	16,779	1,615	2000	12/04
DePere, WI
American Express	33,040	2,800	49,470	8	2,800	49,478	52,278	5,197	1986	12/04
Greensboro, NC
American Express	8,260	2,900	10,170	8	2,900	10,178	13,078	1,069	1983	12/04
19th Ave., Phoenix, AZ
American Express	30,149	8,200	36,692	-	8,200	36,692	44,892	3,531	1982	03/05
Taylorsville, UT
Arvada Connection &	28,510	8,125	39,381	670	8,125	40,051	48,176	5,602	1987-1990	04/04
Marketplace, Arvada, CO
Ashland & Roosevelt	14,912	-	21,127	433	-	21,560	21,560	2,083	2002	05/05
Chicago, IL
Azalea Square I – III Summerville, SC	25,238	9,655	31,652	220	9,655	31,872	41,527	2,578	2004 & 2007	10/04 & 10/07
Bangor Parkade	17,250	11,600	13,539	3,994	11,600	17,533	29,133	1,008	2005	03/06
Bangor, ME
Battle Ridge Pavilion	10,347	4,350	11,366	(87)	4,350	11,279	15,629	694	1999	05/06
Marietta, GA
Beachway Plaza	10,235	5,460	10,397	210	5,460	10,607	16,067	994	1984 / 2004	06/05
Bradenton, Florida
Bear Creek	11,450	3,300	14,477	70	3,300	14,547	17,847	1,420	2002	04/05
Houston, TX
Bed Bath & Beyond Plaza	11,193	-	18,367	25	-	18,392	18,392	2,190	2004	10/04
Miami, FL

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Bed Bath & Beyond Plaza	10,550	4,530	11,901	-	4,530	11,901	16,431	1,054	2000-2002	07/05
Westbury, NY
Best on the Boulevard	19,525	7,460	25,583	55	7,460	25,638	33,098	3,534	1996-1999	04/04
Las Vegas, NV
Bison Hollow	10,774	5,550	12,324	(18)	5,550	12,306	17,856	1,204	2004	04/05
Traverse City, MI
Blockbuster at Five Forks	825	440	1,018	-	440	1,018	1,458	103	2004-2005	03/05
Simpsonville, SC
Bluebonnet Parc	12,100	4,450	16,407	227	4,450	16,634	21,084	2,244	2002	04/04
Baton Rouge, LA
Boston Commons	9,511	3,750	9,690	68	3,750	9,758	13,508	931	1993	05/05
Springfield, MA
Boulevard at The Capital	71,500	-	114,703	5,321	-	120,024	120,024	14,546	2004	09/04
Center, Largo, MD
Boulevard Plaza	6,300	4,170	12,038	271	4,170	12,309	16,479	1,186	1994	04/05
Pawtucket, RI
The Brickyard	-	45,300	26,657	3,540	45,300	30,197	75,497	2,931	1977 / 2004	04/05
Chicago, IL
Broadway Shopping Center Bangor, ME	8,379	5,500	14,002	476	5,500	14,478	19,978	1,173	1960/1999-2000	09/05
Brown's Lane	6,284	2,600	12,005	93	2,600	12,098	14,698	1,179	1985	04/05
Middletown, RI
Carmax - San Antonio	8,030	6,210	7,731	-	6,210	7,731	13,941	803	1998	03/05
San Antonio, TX
Carrier Towne Crossing	10,992	2,750	13,662	751	2,750	14,413	17,163	1,093	1998	12/05
Grand Prairie, TX
Central Texas Marketplace	45,386	13,000	47,559	3,651	13,000	51,210	64,210	1,790	2004	12/06
Waco, TX
Centre at Laurel	27,200	19,000	8,406	16,316	19,000	24,722	43,722	1,353	2005	02/06
Laurel, MD
Century III Plaza	26,200	7,100	33,212	-	7,100	33,212	40,312	3,043	1996	06/05
West Mifflin, PA
Chantilly Crossing	15,675	8,500	16,060	2,008	8,500	18,068	26,568	1,582	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	7,800	3,450	11,728	-	3,450	11,728	15,178	1,129	2000	03/05
Woodridge, IL
Circuit City	31,270	3,000	47,815	-	3,000	47,815	50,815	4,463	1997	05/05
Richmond, VA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Citizen's Property Insurance	5,997	2,150	7,601	6	2,150	7,607	9,757	621	2005	08/05
Jacksonville, FL
Clearlake Shores	6,683	1,775	7,026	1,185	1,775	8,211	9,986	752	2003-2004	04/05
Clear Lake, TX
Colony Square	25,488	16,700	22,775	111	16,700	22,886	39,586	1,398	1997	05/06
Sugar Land, TX
The Columns Jackson, TN	14,865	5,830	19,439	4	5,830	19,443	25,273	2,367	2004	08/04 & 0/04
The Commons at Temecula	29,623	12,000	35,887	-	12,000	35,887	47,887	3,506	1999	04/05
Temecula, CA
Computershare Shareholder	44,500	8,500	56,621	-	8,500	56,621	65,121	5,017	2001	07/05
Services, Canton, MA
Coppell Town Center	10,050	2,535	14,346	37	2,535	14,383	16,918	395	2001	04/07
Coppell, TX
Coram Plaza	20,755	10,200	26,178	837	10,200	27,015	37,215	2,937	2004	12/04
Coram, NY
Cornerstone Plaza	8,400	2,920	10,359	(176)	2,920	10,183	13,103	968	2004-2005	05/05
Cocoa Beach, FL
Corwest Plaza	18,150	6,900	23,851	7	6,900	23,858	30,758	3,513	1999-2003	01/04
New Britian, CT
Cost Plus Distribution	16,300	10,075	21,483	29,483	7,104	53,937	61,041	1,815	2003	04/06
Warehouse, Stockton, CA
Cottage Plaza	13,025	3,000	19,158	-	3,000	19,158	22,158	2,049	2004-2005	02/05
Pawtucket, RI
Coventry Health Care	7,060	1,480	9,874	(1)	1,480	9,873	11,353	777	2005	10/05
San Antonio, TX
Cranberry Square	10,900	3,000	18,736	(53)	3,000	18,683	21,683	2,400	1996-1997	07/04
Cranberry Township, PA
Crockett Square	5,812	4,140	7,534	42	4,140	7,576	11,716	532	2005	02/06
Morristown, TN
Crossroads Plaza CVS	4,801	1,040	3,780	-	1,040	3,780	4,820	358	1987	05/05
North Attelborough, MA
Crown Theater	-	7,318	954	-	7,318	954	8,272	156	2000	07/05
Hartford, CT
Cuyahoga Falls Market Cntr	8,285	3,350	11,083	127	3,350	11,210	14,560	1,080	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	2,193	910	2,891	-	910	2,891	3,801	265	1999	06/05
Burleson, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

CVS Pharmacy	3,668	2,096	3,863	8	2,096	3,871	5,967	282	2005	12/05
Cave Creek, AZ
CVS Pharmacy (Eckerd)	1,850	975	2,400	2	975	2,402	3,377	356	2003	12/03
Edmond, OK
CVS Pharmacy	3,475	1,460	4,455	2	1,460	4,457	5,917	463	2004	03/05
Jacksonville, FL
CVS Pharmacy	1,566	750	1,958	-	750	1,958	2,708	185	1999	05/05
Lawton, OK
CVS Pharmacy	1,685	250	2,777	-	250	2,777	3,027	280	2001	03/05
Montevallo, AL
CVS Pharmacy	1,901	600	2,659	-	600	2,659	3,259	260	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	2,900	932	4,370	-	932	4,370	5,302	653	2003	12/03
Norman, OK
CVS Pharmacy	2,429	620	3,583	-	620	3,583	4,203	328	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,460	1,100	3,254	-	1,100	3,254	4,354	328	2004	03/05
Saginaw, TX
CVS Pharmacy	1,685	600	2,469	3	600	2,472	3,072	287	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	9,847	2,100	13,130	(48)	2,100	13,082	15,182	1,040	2004	11/05
Cypress, TX
Darien Towne Center	16,500	7,000	22,468	806	7,000	23,274	30,274	3,474	1994	12/03
Darien, IL
Davis Towne Crossing	5,365	1,850	5,681	1,227	1,850	6,908	8,758	843	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	35,200	6,000	43,434	11,062	6,000	54,496	60,496	5,979	2003-2004	10/04
Denton, TX
Diebold Warehouse	7,240	-	11,190	2	-	11,192	11,192	1,026	2005	07/05
Green, OH
Dorman Center I & II Spartanburg, SC	27,610	17,025	29,478	(239)	17,025	29,239	46,264	4,137	2003-2004	03/04 & 07/04
Duck Creek	14,426	4,440	12,076	5,090	4,440	17,166	21,606	1,092	2005	11/05
Bettendorf, IA
East Stone Commons	22,550	2,900	28,714	681	2,900	29,395	32,295	1,595	2005	06/06
Kingsport, TN

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Eastwood Towne Center	46,750	12,000	65,067	(681)	12,000	64,386	76,386	8,686	2002	05/04
Lansing, MI
Eckerd Drug Store	3,200	3,000	3,955	35	3,000	3,990	6,990	376	2005	05/05
Colesville, MD
Eckerd Drug Store	3,400	1,550	3,954	6	1,550	3,960	5,510	351	2004	08/05
Hellertown, PA
Eckerd Drug Store	3,400	975	4,369	6	975	4,375	5,350	387	2004	08/05
Lebanon, PA
Eckerd Drug Store	3,322	1,000	4,328	5	1,000	4,333	5,333	384	2004	08/05
Punxsutawney, PA
Edgemont Town Center	8,598	3,500	10,956	(317)	3,500	10,639	14,139	1,221	2003	11/04
Homewood, AL
Edwards Multiplex	19,730	-	35,421	-	-	35,421	35,421	3,463	1988	05/05
Fresno, CA
Edwards Multiplex	27,875	11,800	33,098	-	11,800	33,098	44,898	3,236	1997	04/05
Ontario, CA
Evans Towne Centre	5,005	1,700	6,425	32	1,700	6,457	8,157	713	1995	12/04
Evans, GA
Fairgrounds Plaza	15,291	4,800	13,490	3,723	4,800	17,213	22,013	1,647	2002-2004	01/05
Middletown, NY
Fisher Scientific	8,260	510	12,768	-	510	12,768	13,278	1,117	2005	06/05
Kalamazoo, MI
Five Forks	4,483	2,100	5,374	15	2,100	5,389	7,489	608	1999	12/04
Simpsonville, SC
Forks Town Center	10,395	2,430	14,836	716	2,430	15,552	17,982	1,930	2002	07/04
Easton, PA
Four Peaks Plaza	17,072	5,000	20,098	3,100	5,000	23,198	28,198	2,153	2004	03/05
Fountain Hills, PA
Fox Creek Village	11,485	3,755	15,563	(1,128)	3,755	14,435	18,190	1,704	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,050	-	47,403	381	-	47,784	47,784	6,113	1998	06/04
Fullerton, CA
Galvez Shopping Center	4,470	1,250	4,947	352	1,250	5,299	6,549	470	2004	06/05
Galveston, TX
The Gateway	98,780	28,664	110,945	20,334	28,664	131,279	159,943	11,035	2001-2003	05/05
Salt Lake City, UT

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Gateway Pavilions	35,842	9,880	55,195	349	9,880	55,544	65,424	6,255	2003-2004	12/04
Avondale, AZ
Gateway Plaza	18,163	-	26,371	2,420	-	28,791	28,791	3,384	2000	07/04
Southlake, TX
Gateway Station	3,717	1,050	3,911	1,213	1,050	5,124	6,174	550	2003-2004	12/04
College Station, TX
Gateway Station II	6,268	1,530	8,146	463	1,530	8,609	10,139	183	2006-2007	05/07
College Station, TX
Gateway Village	27,233	8,550	39,298	3,707	8,550	43,005	51,555	5,298	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	-	5,370	12,968	3,347	5,370	16,315	21,685	259	2006	06/07
Oswego, IL
Giant Eagle	12,154	3,425	16,868	10	3,425	16,878	20,303	1,289	2000	11/05
Columbus, OH
Gloucester Town Center	11,975	3,900	17,878	32	3,900	17,910	21,810	1,704	2003	05/05
Gloucester, NJ
GMAC Insurance Buildings	33,000	8,250	50,287	12	8,250	50,299	58,549	5,993	1980/1990	09/04
Winston-Salem, NC
Golfsmith	2,476	1,250	2,974	2	1,250	2,976	4,226	226	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace	20,625	-	30,377	1,677	-	32,054	32,054	3,796	2001	08/04
Tallahassee, FL
Grapevine Crossing	12,815	4,100	16,938	55	4,100	16,993	21,093	1,662	2001	04/05
Grapevine, TX
Great Southwest Crossing	8,868	2,750	12,699	165	2,750	12,864	15,614	1,093	2003	09/05
Grand Prairie, TX
Green's Corner	7,022	3,200	8,663	(33)	3,200	8,630	11,830	949	1997	12/04
Cumming, GA
Greensburg Commons	14,200	2,700	19,116	(12)	2,700	19,104	21,804	1,927	1999	04/05
Greensburg, IN
Greenwich Center	-	3,700	15,949	107	3,700	16,056	19,756	1,079	2002	02/06
Phillipsburg, NJ
Gurnee Town Center	24,360	7,000	35,147	306	7,000	35,453	42,453	4,112	2000	10/04
Gurnee, IL
Harris Teeter	3,960	1,810	5,152	1	1,810	5,153	6,963	630	1977/1995	09/04
Wilmington, NC

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Hartford Insurance Building	9,614	1,700	13,709	6	1,700	13,715	15,415	1,173	2005	08/05
Maple Grove, MN
Harvest Towne Center	5,005	3,155	5,085	(10)	3,155	5,075	8,230	621	1996-1999	09/04
Knoxville, TN
Henry Town Center	34,307	10,650	46,814	265	10,650	47,079	57,729	5,178	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,950	3,065	10,729	1,276	3,065	12,005	15,070	1,624	2002	03/04
Euless, TX
Hewitt Associates Campus	129,797	28,500	178,524	(3)	28,497	178,524	207,021	16,908	1974/1986	05/05
Lincolnshire, IL
Hickory Ridge	23,650	6,860	30,517	(795)	6,860	29,722	36,582	4,247	1999	01/04
Hickory, NC
High Ridge Crossing	7,439	3,075	9,148	(267)	3,075	8,881	11,956	945	2004	03/05
High Ridge, MO
Hobby Lobby	3,025	1,728	3,791	-	1,728	3,791	5,519	417	2004	01/05
Concord, NC
Holliday Towne Center	8,050	2,200	11,609	(426)	2,200	11,183	13,383	1,221	2003	02/05
Duncansville, PA
Home Depot Center	11,200	-	16,758	-	-	16,758	16,758	1,536	1996	06/05
Pittsburgh, PA
Home Depot Plaza	13,530	9,700	17,137	-	9,700	17,137	26,837	1,569	1992	06/05
Orange, CT
HQ Building	9,978	5,200	10,010	10	5,200	10,020	15,220	735	Redev: 04	12/05
San Antonio, TX
Humblewood Shopping Cntr	9,558	2,200	12,823	(303)	2,200	12,520	14,720	958	Renov: 05	11/05
Humble, TX
Irmo Station	7,085	2,600	9,247	37	2,600	9,284	11,884	1,019	1980/1985	12/04
Irmo, SC
Kaiser Permanente	32,670	12,950	43,629	-	12,950	43,629	56,579	4,000	2004-2005	06/05
Cupertino, CA
King Philip's Crossing	13,650	3,710	19,144	(194)	3,710	18,950	22,660	1,514	2005	11/05
Seekonk, MA
Kohl's	6,085	1,600	8,275	5	1,600	8,280	9,880	628	2005	10/05
Georgetown, KY
Kohl's/Wilshire Plaza	5,418	2,600	6,849	9	2,600	6,858	9,458	775	2004	07/04
Kansas City, MO

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

La Plaza Del Norte	32,528	16,005	37,744	(342)	16,005	37,402	53,407	5,409	1996/1999	01/04
San Antonio, TX
Lake Forest Crossing	4,520	2,200	5,110	390	2,200	5,500	7,700	526	2004	03/05
McKinney, TX
Lake Mary Pointe	3,658	2,075	4,009	85	2,075	4,094	6,169	473	1999	10/04
Lake Mary, FL
Lake Worth Towne	26,491	6,200	30,910	5,167	6,200	36,077	42,277	1,892	2005	06/06
Crossing, Lake Worth, TX
Lakepointe Towne Center	21,715	4,750	23,904	5,064	4,750	28,968	33,718	2,608	2004	05/05
Lewisville, TX
Lakewood Towne Center Lakewood, WA	44,000	11,200	70,796	(4,032)	11,200	66,764	77,964	8,627	1988/2002-2003	06/04
Larkspur Landing	33,630	20,800	32,821	889	20,800	33,710	54,510	5,003	1978/2001	01/04
Larkspur, CA
Lincoln Plaza	47,500	13,000	46,482	20,889	13,165	67,206	80,371	4,455	2001/2004	09/05
Worchester, MA
Low Country Village I & II Bluffton, SC	10,810	2,910	16,614	(88)	2,910	16,526	19,436	1,767	2004&2005	06/04 & 09/05
Lowe's/Bed, Bath & Beyond	13,700	7,423	799	(8)	7,415	799	8,214	124	2005	08/05
Butler, NJ
MacArthur Crossing	12,700	4,710	16,265	237	4,710	16,502	21,212	2,379	1995-1996	02/04
Los Colinas, TX
Magnolia Square	10,265	2,635	15,040	45	2,635	15,085	17,720	1,633	2004	02/05
Houma, LA
Manchester Meadows	-	14,700	39,738	(167)	14,700	39,571	54,271	4,972	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	10,982	3,300	12,195	3,437	3,300	15,632	18,932	1,738	2003-2004	11/04
Mansfield, TX
Maple Tree Place	63,400	28,000	67,361	2,008	28,000	69,369	97,369	6,513	2004-2005	05/05
Williston, VT
The Market at Clifty	14,686	1,900	16,668	1,024	1,847	17,745	19,592	1,341	1986/2004	11/05
Crossing, Columbus, IN
The Market at Polaris	36,196	11,750	40,197	6,213	11,750	46,410	58,160	3,331	2005	11/05
Columbus, OH
Massillon Commons	10,126	4,090	12,521	203	4,090	12,724	16,814	1,237	1986/2000	04/05
Massillion, OH
Maytag Distribution Center	12,740	1,700	20,681	-	1,700	20,681	22,381	2,171	2004	01/05
North Liberty, IA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

McAllen Shopping Center	2,455	850	2,958	13	850	2,971	3,821	327	2004	12/04
McAllen, TX
McDermott Towne Crossing	5,617	1,850	6,923	(6)	1,850	6,917	8,767	570	1999	09/05
McAllen, TX
Mervyns	5,000	2,000	5,786	1	2,000	5,787	7,787	477	1988	09/05
Bakersfield, CA
Mervyns	5,000	3,400	4,428	1	3,400	4,429	7,829	365	1981	09/05
El Paso, TX
Mervyns	5,500	2,910	5,176	2	2,910	5,178	8,088	427	1993	09/05
Elk Grove, CA
Mervyns	6,700	6,530	5,431	1	6,530	5,432	11,962	448	1987	09/05
Escondido, CA
Mervyns	5,200	2,400	5,806	1	2,400	5,807	8,207	479	1992	09/05
Fontana, CA
Mervyns	5,100	2,500	5,538	1	2,500	5,539	8,039	457	1993	09/05
Fresno, CA
Mervyns	4,700	2,750	5,401	1	2,750	5,402	8,152	446	1993	09/05
Hanford, CA
Mervyns	5,300	2,350	5,978	1	2,350	5,979	8,329	493	1994	09/05
Highland, CA
Mervyns	4,400	2,770	4,282	1	2,770	4,283	7,053	353	1979	09/05
Lodi, CA
Mervyns	5,700	2,850	6,307	1	2,850	6,308	9,158	520	1992	09/05
Manteca, CA
Mervyns	5,100	4,100	4,003	1	4,100	4,004	8,104	330	1992	09/05
McAllen, TX
Mervyns	5,100	3,930	4,081	2	3,930	4,083	8,013	337	1988	09/05
Moreno Valley, CA
Mervyns	5,100	4,800	3,211	1	4,800	3,212	8,012	265	1989	09/05
Morgan Hill, CA
Mervyns	6,400	6,420	5,482	1	6,420	5,483	11,903	452	1982	09/05
Oceanside, CA
Mervyns	5,000	4,500	3,294	1	4,500	3,295	7,795	272	1990	09/05
Rancho Cucamonga, CA
Mervyns	5,000	3,450	4,418	1	3,450	4,419	7,869	364	1981	09/05
Redlands, CA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Mervyns	3,300	1,500	4,639	2	1,500	4,641	6,141	383	1990	09/05
Ridgecrest, CA
Mervyns	5,400	4,820	3,052	1	4,820	3,053	7,873	252	1983	09/05
Roseville, CA
Mervyns	4,800	3,930	3,594	1	3,930	3,595	7,525	296	1973	09/05
Sacramento, CA
Mervyns	7,900	8,260	4,144	1	8,260	4,145	12,405	342	1993	09/05
San Diego, CA
Mervyns	6,000	5,300	3,607	1	5,300	3,608	8,908	298	1980	09/05
Sun Valley, CA
Mervyns	5,100	4,790	3,117	2	4,790	3,119	7,909	257	1990	09/05
Temecula, CA
Mervyns	4,000	1,960	4,373	1	1,960	4,374	6,334	361	1987	09/05
Turlock, CA
Mervyns	5,200	3,385	4,708	1	3,385	4,709	8,094	388	1992	09/05
Vacaville, CA
Mervyns	5,000	4,800	3,022	2	4,800	3,024	7,824	249	1982	09/05
Ventura, CA
Mesa Fiesta	23,500	5,800	28,302	(782)	5,800	27,520	33,320	3,083	2004	12/04
Mesa, AZ
Mid-Hudson Center	23,750	9,900	29,160	1	9,900	29,161	39,061	2,586	2000	07/05
Poughkeepsie, NY
Midtown Center	28,228	13,220	36,800	4,169	13,220	40,969	54,189	4,191	1986-1987	01/05
Milwaukee, WI
Mission Crossing San Antonio, TX	13,630	4,000	12,616	6,790	4,670	18,736	23,406	1,495	Renov: 03-05	07/05
Mitchell Ranch Plaza	20,060	5,550	26,213	207	5,550	26,420	31,970	3,220	2003	08/04
New Port Richey, FL
Montecito Crossing	28,285	9,700	25,414	5,199	9,700	30,613	40,313	2,408	2004-2005	10/05
Las Vegas, NV
Mountain View Plaza I & II Kalispell, MT	14,373	5,180	18,212	34	5,180	18,246	23,426	1,315	2003&2006	10/05 & 11/06
New Forest Crossing	10,797	5,000	11,404	279	5,000	11,683	16,683	1,042	2002-2003	06/005
Houston, TX
Newburgh Crossing	8,415	4,000	10,246	6	4,000	10,252	14,252	845	2005	10/05
Newburgh, NY
Newnan Crossing Newnan, GA	23,766	15,100	33,986	3,618	15,100	37,604	52,704	4,756	1999&2004	12/03 & 02/04

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Newton Crossroads	5,548	3,350	6,927	(60)	3,350	6,867	10,217	756	1997	12/04
Covington, GA
North Ranch Pavilions	10,157	9,705	8,296	291	9,705	8,587	18,292	1,290	1992	01/04
Thousand Oaks, CA
North Rivers Towne Center	11,050	3,350	15,720	253	3,350	15,973	19,323	2,127	2003-2004	04/04
Charleston, SC
Northgate North	26,650	7,540	49,078	(17,041)	7,540	32,037	39,577	4,312	1999-2003	06/04
Seattle, WA
Northpointe Plaza	30,850	13,800	37,707	929	13,800	38,636	52,436	5,055	1991-1993	05/04
Spokane, WA
Northwood Crossing	10,691	3,770	13,658	367	3,770	14,025	17,795	1,016	1979/2004	01/06
Northport, AL
Northwoods Center	11,193	3,415	9,475	5,849	3,415	15,324	18,739	1,585	2002-2004	12/04
Wesley Chapel, FL
Old Time Pottery Douglasville, GA	3,250	2,000	3,017	19	2,000	3,036	5,036	167	1987/1999 & 2005	06/06
Orange Plaza (Golfland Plaza), Orange, CT	8,550	4,350	4,834	3	4,350	4,837	9,187	457	1995	05/05
Orchard New Hartford, NY	12,987	3,200	17,151	(2)	3,200	17,149	20,349	1,482	2004-2005	07/05 & 09/05
Pacheco Pass Phase I & II Gilroy, CA	29,088	13,420	32,785	(149)	13,420	32,636	46,056	1,905	2005&2006	07/05 & 06/07
Page Field Commons	26,853	-	43,355	236	-	43,591	43,591	4,255	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace Phoenix, AZ	15,681	6,590	20,425	(287)	6,590	20,138	26,728	2,747	2002	04/04
Pavilion at Kings Grant I & II Concord, NC	5,342	10,274	12,392	7,328	10,274	19,720	29,994	1,141	2002-2003 & 2005	12/03 & 06/06
Peoria Crossings Peoria, AZ	23,090	6,995	32,816	3,867	8,495	35,183	43,678	4,605	2002-2003 & 2005	03/04 & 05/05
PetSmart Distribution	23,731	1,700	38,808	-	1,700	38,808	40,508	3,396	2004-2005	07/05
Center, Ottawa, IL
Phenix Crossing	5,535	2,600	6,776	34	2,600	6,810	9,410	748	2004	12/04
Phenix City, Alabama
Pine Ridge Plaza	14,700	5,000	19,802	453	5,000	20,255	25,255	2,635	1998-2004	06/04
Lawrence, KS
Placentia Town Center	13,695	11,200	11,751	(91)	11,200	11,660	22,860	1,323	1973/2000	12/04
Placentia, CA
Plaza at Marysville	11,800	6,600	13,728	107	6,600	13,835	20,435	1,720	1995	07/04
Marysville, WA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Plaza at Riverlakes	9,350	5,100	10,824	20	5,100	10,844	15,944	1,273	2001	10/04
Bakersfield, CA
Plaza Santa Fe II	16,323	-	28,588	(402)	-	28,186	28,186	3,719	2000-2002	06/04
Santa Fe, NM
Pleasant Run	22,800	4,200	29,085	4,854	4,200	33,939	38,139	3,525	2004	12/04
Cedar Hill, TX
Powell Center	8,390	5,490	7,448	15	5,490	7,463	12,953	206	2001	04/07
Lewis Center, OH
Promenade at Red Cliff	10,590	5,340	12,665	36	5,340	12,701	18,041	1,831	1997	02/04
St. George, UT
Publix	4,384	2,100	5,634	-	2,100	5,634	7,734	550	2004	04/05
Mountain Brook, AL
Quakertown	7,470	2,400	9,246	1	2,400	9,247	11,647	792	2004-2005	09/05
Quakertown, PA
Rasmussen College	3,053	850	4,049	6	850	4,055	4,905	359	2005	08/05
Brooklyn Park, MN
Rave Theater	17,889	3,440	22,190	3,037	3,440	25,227	28,667	1,763	2005	12/05
Houston, TX
Raytheon Facility	11,841	650	18,353	2	650	18,355	19,005	1,626	Rehab:2001	08/05
State College, PA
Red Bug Village	4,539	1,790	6,178	161	1,790	6,339	8,129	452	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	49,650	15,800	70,372	6,545	15,800	76,917	92,717	9,357	1986/2004	08/04
Baltimore, MD
Ridge Tool Building	4,543	415	6,799	1	415	6,800	7,215	535	2005	09/05
Cambridge, OH
Rite Aid Store (Eckerd)	2,903	2,000	2,722	-	2,000	2,722	4,722	216	1999	11/05
Sheridan Dr., Amherst, NY
Rite Aid Store (Eckerd)	3,243	2,500	2,764	2	2,500	2,766	5,266	220	2003	11/05
Transit Rd , Amherst, NY
Rite Aid Store (Eckerd)	1,224	900	1,215	-	900	1,215	2,115	115	1999-2000	05/05
Atlanta, GA
Rite Aid Store (Eckerd)	2,855	1,860	2,786	-	1,860	2,786	4,646	221	2004	11/05
East Main St., Batavia, NY
Rite Aid Store (Eckerd) .	2,547	1,510	2,627	-	1,510	2,627	4,137	209	2001	11/05
W. Main St., Batavia, NY

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Rite Aid Store (Eckerd)	2,198	900	2,677	-	900	2,677	3,577	213	2000	11/05
Ferry St., Buffalo, NY
Rite Aid Store (Eckerd)	2,174	1,340	2,192	-	1,340	2,192	3,532	174	1998	11/05
Main St., Buffalo, NY
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	205	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,628	750	2,042	-	750	2,042	2,792	187	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	-	2,080	1,393	3,473	111	1999	11/05
Cheektowaga, NY
Rite Aid Store (Eckerd)	1,750	900	2,377	-	900	2,377	3,277	321	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,425	600	2,033	1	600	2,034	2,634	267	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	1,665	900	2,475	-	900	2,475	3,375	196	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	-	470	2,657	3,127	211	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,650	1,050	2,047	1	1,050	2,048	3,098	269	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd)	2,409	2,060	1,873	-	2,060	1,873	3,933	149	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,877	1,940	2,736	-	1,940	2,736	4,676	217	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,975	700	2,960	1	700	2,961	3,661	389	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	-	1,710	1,207	2,917	96	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd)	2,716	1,650	2,788	-	1,650	2,788	4,438	221	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	-	820	1,935	2,755	154	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	2,452	1,190	2,809	-	1,190	2,809	3,999	223	1999	11/05
Olean, NY
Rite Aid Store (Eckerd)	2,376	1,590	2,279	-	1,590	2,279	3,869	181	2001	11/05
Rochester, NY

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Rite Aid Store (Eckerd)	3,210	2,220	3,025	2	2,220	3,027	5,247	240	2001	11/05
Lake Ave., Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	-	800	3,075	3,875	244	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd)	2,770	2,830	1,683	-	2,830	1,683	4,513	134	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	2,395	1,610	2,300	-	1,610	2,300	3,910	183	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	-	810	1,434	2,244	114	1997	11/05
Yorkshire, NY
Riverpark Shopping Center I & IIA	36,434	11,800	41,878	55	11,800	41,933	53,733	2,562	2003 & 2006	04/06 & 09/06
Sugarland, TX
Rivery Town Crossing	8,018	2,900	6,814	(19)	2,900	6,795	9,695	314	2005	10/06
Georgetown, TX
Royal Oaks Village II	8,550	2,200	11,859	(83)	2,200	11,776	13,976	939	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,851	3,200	12,642	102	3,200	12,744	15,944	1,556	1999	09/04
Bethlehem, PA
Shaws Supermarket	6,450	2,700	11,532	(298)	2,700	11,234	13,934	1,702	1995	12/03
New Britain, CT
Shoppes at Lake Andrew	15,657	4,000	22,996	18	4,000	23,014	27,014	2,530	2003	12/04
I & II , Viera, FL
Shoppes at Park West	6,655	2,240	9,357	(93)	2,240	9,264	11,504	1,075	2004	11/04
Mt. Pleasant, SC
Shoppes at Quarterfield	6,067	2,190	8,840	31	2,190	8,871	11,061	1,272	1999	01/04
Severn, MD
Shoppes of New Hope	7,179	1,350	11,045	(117)	1,350	10,928	12,278	1,471	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II , Canton, GA	11,418	3,650	12,652	(116)	3,650	12,536	16,186	1,549	2004 & 2005	06/04 & 09/05
Shoppes of Warner Robins	7,286	1,110	11,258	(12)	1,110	11,246	12,356	1,045	2004	06/05
Warner Robins, GA
Shops at 5	40,179	8,350	59,570	186	8,350	59,756	68,106	5,656	2005	06/05
Plymouth, MA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

The Shops at Boardwalk	20,150	5,000	30,540	(228)	5,000	30,312	35,312	3,897	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	5,035	1,050	6,133	(34)	1,050	6,099	7,149	688	2002	12/04
Round Rock, TX
Shops at Legacy	-	8,800	108,940	6,041	8,800	114,981	123,781	2,377	2002	06/07
Plano, TX
Shops at Park Place	13,127	9,096	13,175	476	9,096	13,651	22,747	2,156	2001	10/03
Plano, TX
South Towne Crossing	8,818	1,600	9,391	1,256	1,600	10,647	12,247	547	2005	06/06
Burleson, TX
Southgate Plaza	6,740	2,200	9,229	-	2,200	9,229	11,429	958	1998-2002	03/05
Heath, OH
Southlake Town Square I – IV Southlake, TX	140,661	37,350	171,465	5,928	37,350	177,393	214,743	13,962	1998-2004 & 2007	12/04 & 05/07
Southpark Meadows	12,663	6,250	13,720	5,564	6,363	19,171	25,534	1,477	2004	07/05
Austin, TX
Southpark Meadows II	-	25,000	57,865	(2,103)	25,000	55,762	80,762	1,618	2006-2007	03/07
Austin, TX
Southwest Crossing	14,691	4,750	19,679	152	4,750	19,831	24,581	1,872	1999	06/05
Fort Worth, TX
Sprint Data Center	52,800	4,800	85,348	1	4,800	85,349	90,149	6,975	2001	09/05
Santa Clara, CA
Stanley Works/Mac Tools	5,500	1,900	7,624	-	1,900	7,624	9,524	778	2004	01/05
Westerville, OH
Stateline Station	17,600	6,500	23,780	(480)	6,500	23,300	29,800	2,443	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	6,952	2,200	9,426	(45)	2,200	9,381	11,581	1,032	1997	12/04
Acworth, GA
Stonebridge Plaza	4,278	1,000	5,783	52	1,000	5,835	6,835	517	1997	08/05
McKinney, TX
Stony Creek Noblesville, IN	18,441	8,635	22,671	179	8,635	22,850	31,485	3,189	2003 & 2005	12/03 & 01/05
Stop & Shop Beekman, NY	7,349	2,650	11,491	6	2,650	11,497	14,147	911	Renov: 05	11/05
Suntree Square	8,975	2,535	12,574	21	2,535	12,595	15,130	347	2001	04/07
Southlake, TX
Target South Center	7,257	2,300	8,760	5	2,300	8,765	11,065	696	1999	11/05
Austin, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

Tim Horton Donut Shop	-	212	30	-	212	30	242	4	2004	11/05
Canandaigua, NY
Tollgate Marketplace	39,765	8,700	61,247	57	8,700	61,304	70,004	7,649	1979/1994	07/04
Bel Air, MD
Town Square Plaza	18,715	9,700	18,264	1,481	9,700	19,745	29,445	1,429	2004	12/05
Pottstown, PA
Towson Circle	15,648	9,050	17,840	2,766	9,050	20,606	29,656	2,840	1998	07/04
Towson, MD
Traveler's Office Building	4,865	650	7,001	60	650	7,061	7,711	494	2005	01/06
Knoxville, TN
Trenton Crossing	19,307	8,180	19,262	3,188	8,180	22,450	30,630	2,125	2003	02/05
McAllen, TX
University Square	29,965	1,770	48,068	(22,208)	1,770	25,860	27,630	606	2003	05/05
University Heights, OH
University Town Center	5,808	-	9,557	55	-	9,612	9,612	1,085	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	13,489	6,200	16,275	(16)	6,200	16,259	22,459	1,590	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,740	3,335	7,766	-	3,335	7,766	11,101	827	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainsville	25,148	4,450	36,592	(43)	4,450	36,549	40,999	3,013	2004	09/05
Gainsville, GA
Village Shoppes at Simonton	7,562	2,200	10,874	(227)	2,200	10,647	12,847	1,346	2004	08/04
Lawrenceville, GA
Walgreens	3,218	450	5,074	-	450	5,074	5,524	488	2000	04/05
Northwoods, MO
Walgreens	2,600	550	3,580	-	550	3,580	4,130	361	1999	04/05
West Allis, WI
Wal-Mart Supercenter	-	1,756	10,914	-	1,756	10,914	12,670	1,367	1999	07/04
Blytheville, AR
Wal-Mart Supercenter	6,089	2,397	8,089	1	2,397	8,090	10,487	1,013	1997	08/04
Jonesboro, AR
Walter's Crossing	20,626	14,500	16,914	21	14,500	16,935	31,435	876	2005	07/06
Tampa, FL
Watauga Pavillion	19,617	5,185	27,504	20	5,185	27,524	32,709	3,600	2003-2004	05/04
Watauga, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation
December 31, 2007

West Town Market	6,048	1,170	10,488	(4)	1,170	10,484	11,654	959	2004	06/05
Fort Mill, SC
Wickes	5,433	3,200	5,530	5	3,200	5,535	8,735	436	2005	10/05
Murrieta, CA
Wickes	4,964	2,400	5,612	-	2,400	5,612	8,012	531	2005	05/05
Naperville, IL
Wild Oats Market	7,469	3,800	9,155	-	3,800	9,155	12,955	801	2000	07/05
Hinsdale, IL
Wilton Square	28,560	8,200	35,538	13	8,200	35,551	43,751	3,149	2000	07/05
Saratoga Springs, NY
Winchester Commons	7,235	4,400	7,471	(51)	4,400	7,420	11,820	864	1999	11/04
Memphis, TN
Wrangler	11,300	1,219	16,250	(365)	1,219	15,885	17,104	2,010	1993	07/04
El Paso, TX
Zurich Towers	81,420	7,900	121,312	7	7,900	121,319	129,219	13,685	1986-1990	11/04
Schaumburg, IL

Subtotal Wholly Owned and
Consolidated Joint Ventures	4,058,757	1,455,118	5,446,236	206,866	1,454,531	5,653,689	7,108,220	547,953

Five Britomart Buildings
Auckland, New Zeland	-	14,915	-	-	14,915	-	14,915	-	1900-1946	12/07

Developments in Progress	54,363	53,286	98,686	-	53,286	98,686	151,972	-

Total	4,113,120	1,523,319	5,544,922	206,866	1,522,732	5,752,375	7,275,107	547,953

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III (continued)

Real Estate and Accumulated Depreciation
December 31, 2007

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2007 for Federal income tax purposes was approximately $7,628,695 (unaudited).

(C)

Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)

Reconciliation of real estate owned:

(E)

Reconciliation of accumulated depreciation:

(1)

2006 additions include adjustments to building and improvements and below market lease intangibles related to the cumulative effect of the adoption of SAB 108, as described in Note 2 to the consolidated financial statements.

MS INLAND FUND, LLC

Financial Statements

Period from April 27, 2007 (Inception) to December 31, 2007

(With Independent Registered Public Accounting Firm’s Report Thereon)

Report of Independent Registered Public Accounting Firm

The Members

MS Inland Fund L.L.C.:

We have audited the accompanying balance sheet of MS Inland Fund L.L.C. (the Company) as of December 31, 2007, and the related  statements of operations, members’ equity, and cash flows for the period from April 27, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MS Inland Fund L.L.C. as of December 31, 2007, and the results of its operations and its cash flows for the period from April 27, 2007 (inception) to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois

March 31, 2008

MS INLAND FUND, LLC

BALANCE SHEET

December 31, 2007

(In thousands)

See accompanying notes to financial statements.

MS INLAND FUND, LLC

STATEMENT OF OPERATIONS

Period from April 27, 2007 (Inception) to December 31, 2007

(In thousands)

See accompanying notes to financial statements.

MS INLAND FUND, LLC

STATEMENT OF MEMBERS’ EQUITY

Period from April 27, 2007 (Inception) to December 31, 2007

(In thousands)

See accompanying notes to financial statements.

MS INLAND FUND, LLC

STATEMENT OF CASH FLOWS

Period from April 27, 2007 (Inception) to December 31, 2007

(In thousands)

See accompanying notes to financial statements.

(1)

Organization and Basis of Accounting

MS Inland Fund, LLC (the Company) was formed on April 27, 2007.  The Company is a strategic joint venture formed with Inland Western Retail Real Estate Trust, Inc. (IWRRETI) and The Florida Retirement System Trust Fund (Florida) acting by and through the State Board of Administration of the State of Florida.  The purpose of the Company is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, the Company initially acquired seven neighborhood retail and community centers (Huebner Oaks, Lincoln Park, Southlake Corners, Commons at Royal Palm, Gardiner Manor Mall, John’s Creek Village and Oswego Commons), which were contributed to the Company by IWRRETI (Existing Portfolio), with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the joint venture operating agreement, Florida contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties and IWRRETI contributed the remaining 20%, or approximately $29,500.  Accordingly, under the terms of the agreement, the profits and losses of the Company and the cash flows of the Company are split 80% and 20% between Florida and IWRRETI, respectively, except for the interest earned on certain funds not distributed to IWRRETI (BIC funds).

The Company retains the BIC funds in a bank account segregated from funds from the operations of the Company and are reflected as restricted cash in the accompanying balance sheet.  Loans and/or distributions from the BIC funds are determined by a formula, as defined, in the joint venture operating agreement.  The interest income earned on the account in which these funds are held is allocable and distributable 95.0% to IWRRETI and 5.0% to Florida.  In addition, the interest income earned by the Company on any notes receivable that the Company loans to IWRRETI from the BIC funds is allocable in the same manner.  Included in the BIC funds was $45,000, representing IWRRETI’s future capital contributions committed for future property acquisitions.

Cash flow from the operations of the properties is to be distributed to Florida and IWRRETI according to their percentage interests, currently 80% and 20%, respectively.  Cash flow from a major capital event with respect to the Existing Portfolio, is to be distributed in the following order:

•

First, to IWRRETI, in an amount equal to the balance of the BIC funds at such time; and

•

Second, to Florida and IWRRETI, to the extent of and in proportion to any accrued and unpaid interest on Priority Loans, as defined; and

•

Third, to Florida and IWRRETI, to the extent of an in proportion to any outstanding principal balances on Priority Loans, as defined, and;

•

Fourth, to Florida and IWRRETI in proportion to their percentage interest, currently 80% and 20%, respectively.

Upon the sale or disposition of all of the Existing Portfolio, if it is determined that Florida received a rate of return on its equity in excess of 11%, IWRRETI shall be entitled to 20% of such excess as computed.  Florida shall repay such amount to the Company within 30 days after the computation.

Cash flow from a major capital event with respect to properties acquired or contributed subsequent to the Existing Portfolio, is to be distributed in the following order:

•

First, to IWRRETI, in an amount equal to the balance of the BIC funds at such time; and

•

Second, to Florida and IWRRETI to the extent of and in proportion to any accrued and unpaid interest on Priority Loans, as defined; and

•

Third, to Florida and IWRRETI to the extent of and in proportion to any outstanding principal balances on Priority Loans, as defined; and

•

Thereafter as follows:

(1)

to Florida and IWRRETI in accordance with their respective ownership interests until each has realized a cumulative 11% return as defined; and

(2)

thereafter 80% to Florida and IWRRETI in accordance with their respective ownership interests and 20% to IWRRETI.

Upon final liquidation of all of the Company’s assets, IWRRETI may be required to pay to Florida the lessor of an amount, if necessary, to provide Florida with an overall 11% return or the sum of Excess Payments, as defined, previously received by IWRRETI.

IWRRETI is the managing member of the Company and therefore, manages the day-to-day business.  IWRRETI earns fees for providing property management, acquisition and leasing services to the Company.  Major decisions require unanimous approval of the Executive Committee, comprised of three representatives of Florida and two representatives of IWRRETI.

The Company is treated as a Partnership for federal and state income tax purposes.  Therefore, no provision has been made for income taxes as the liability for such taxes is that of the members.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Rental income is recognized on a straight-line basis over the term of each lease. The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of accounts and rents receivable in the accompanying balance sheet.

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

The Company accounts for profit recognition on sales of real estate in accordance with Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales will not be recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

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

Restricted Escrows:  Restricted escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements and is included in other assets on the balance sheet.

Real Estate: The investment property contribution was recorded in an amount equal to 80% of the fair value of the properties at the date of contribution plus 20% of IWRRETI’s historical cost basis.  Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any. The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained upon acquisition of each property as the primary basis for the allocation to land and building and improvements. The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease costs based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market acquired lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values. The determination of the discount rate used in the present value calculation is based upon the "risk free rate." This discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The Company allocated, as part of its acquisition of properties in 2007, $4,121 to the above market lease intangibles, $5,826 to the below market lease intangibles and $24,298 to the acquired in-place lease intangibles.

Acquired above and below market leases are amortized on a straight-line basis over the life of the related leases as an adjustment to rental income. Acquired in-place leases are amortized over the average lease term as a component of amortization expense.

Amortization pertaining to the above market lease intangibles of $426 was recorded as a reduction to rental income for the period ended December 31, 2007.  Amortization pertaining to the below market lease intangibles of $625 was recorded as an increase to rental income for the period ended December 31, 2007.  The Company incurred amortization expense pertaining to acquired lease intangibles of $2,405 for the period ended December 31, 2007.

The table below presents the amortization during the next five years related to the acquired above and below market lease costs and acquired in-place lease intangibles for the properties owned at December 31, 2007.

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

Loan fees are amortized using the effective yield method over the life of the related loans as a component of interest expense.

In accordance with the SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted for the period ended December 31, 2007.

Note Receivable: On June 14, 2007, IWRRETI borrowed $50,000 from the BIC funds as permitted.  The note bears interest at 4.8% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the Company’s operating agreement.  IWRRETI has the right to prepay the note without penalty.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, the note receivable was not impaired as of December 31, 2007.

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

The fair value of mortgages payable, is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The fair value of the Company’s mortgages approximated their book value at December 31, 2007.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

(2)

Mortgages Payable

The Company’s mortgages payable are secured by its investment properties and consist of the following at December 31, 2007:

Property Name and Location	Interest Rate% (a)	Maturity Date	Principal Balance
Huebner Oaks, San Antonio, TX	4.20	07/01/2010	$31,723
Huebner Oaks, San Antonio, TX	5.86	07/01/2010	16,277
Oswego Commons, Oswego, IL	4.75	12/11/2011	19,262
Lincoln Park, Dallas, TX	4.61	11/01/2009	26,153
John’s Creek Village, Duluth, GA	5.10	08/01/2009	23,300
Gardiner Manor Mall, Islip, NY	5.35	03/01/2012	36,300
Commons at Royal Palm, Village of Royal Palm Beach, FL	6.88	11/01/2012	14,020
Southlake Corners, Southlake, TX	5.54	01/01/2012	20,625
			187,660
Discount on debt assumed at acquisition, net of amortization			(4,045)
			$183,615

(a)  All mortgages payable are at fixed rates.

As of December 31, 2007, the required future principal payments on the Company’s mortgages payable over the next five years are as follows:

Year	Principal Payments
2008	$196
2009	49,664
2010	48,229
2011	19,507
2012	70,065
Thereafter	-
$187,660

(3)

Transactions with Related Parties

The Company will pay IWRRETI an acquisition fee of 0.35% for the gross purchase price for each property.  There were no such fees paid during the period ended December 31, 2007.

IWRRETI serves as property manager, and as such will receive from each property a property management fee equal to 4.5% of the actual monthly gross income generated by each property, provided the leases for the tenants of each property allow for full recovery of the 4.5% management fee as a pass-through expense.  In the event any such leases do not allow for recovery of any or all of the property management fee, then the property management fee payable shall be 3.5% of the actual monthly gross income generated by the lease in question.  For the period ended December 31, 2007, $786 in management fees were paid to IWRRETI.

Included within this property management fee shall be all legal expenses for leases with any national tenants, the cost of insurance placement, construction supervision of all tenant’s tenant improvement build out, all in-house design work for marketing brochures, all accounting and reporting costs and expenses.

The Company will pay IWRRETI leasing commissions consistent with market rates, as the same are then prevailing in the geographic area in which the potential property is located (when an outside broker is involved, the payout is the market rate plus 50%, and on a renewal, the payout is 50%).  There were no such fees paid for the period ended December 31, 2007.

IWRRETI will be entitled to receive a disposition fee of $30 for each property (excluding the existing properties), if the property management fee paid to IWRRETI by the applicable property is 3.5%.  In the aggregate, such disposition fees shall not exceed $1,000.  There were no such fees paid during the period ended December 31, 2007.

In the event that IWRRETI’s brokerage division is engaged by the Company to sell the portfolio or a property to a third party on behalf of the Company, the sales commission will be negotiated at that time based upon then-prevailing market rates.

IWRRETI will receive an administration fee of 0.25% of total acquisition cost for each property acquired.  This is to reimburse IWRRETI for the costs of any legal costs for the preparation of the purchase and sale documents for acquisition and dispositions, tax appeals, and the cost of placing all mortgage debt on the properties, to the extent such costs are incurred by IWRRETI and not otherwise reimbursed to IWRRETI.  There were no such fees paid during the period ended December 31, 2007.

(4)

Leases

Operating Leases

Minimum lease payments under operating leases to be received in the future, excluding rental income under master lease agreements and assuming no expiring leases are renewed are as follows:

Year	Minimum Lease Payments
2008	$23,627
2009	21,090
2010	19,121
2011	17,374
2012	15,352
Thereafter	58,842
$685,506

Certain tenant leases contain provisions providing for "stepped" rent increases.  GAAP requires the Company to record rental income for the period of occupancy using the effective monthly rent, which is the average monthly rent for the entire period of occupancy during the term of the lease.  The accompanying financial statements include an increase of $382 of rental income for the period of occupancy for which stepped rent increases apply and are recorded in accounts and rents receivable as of and for the period ended December 31, 2007.  The Company anticipates collecting these amounts over the terms of the leases as scheduled rent payments are made.

Master Lease Agreements

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to some non-revenue producing spaces at the time of purchase, for periods ranging from one to three years after the date of the purchase or until the spaces are leased.  GAAP requires that as these payments are received, they be recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $130 as of December 31, 2007.

(5)

Commitments and Contingencies

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2007, our chief executive officer, chief operating officer/chief financial officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be incorporated by reference from the section captioned "Proposal No. 1 - Election of Directors and Executive Officers" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by this Item 11 will be incorporated by reference from the section captioned "Executive Compensation" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be incorporated by reference from the section captioned "Certain Relationships and Related Transactions" and "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be incorporated by reference from the section captioned "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for its 2008 Annual Meeting of Stockholders.

Item 14.   Principal Accounting Fees and Services

The information required by this Item 14 will be incorporated by reference from the section captioned "Principal Accounting Fees and Services" in the Company's definitive Proxy Statement for its 2008 Annual Meeting of Stockholders.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

(1)

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedule for the year ended December 31, 2007 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	82
Real Estate and Accumulated Depreciation (Schedule III)	83

(3)

MS Inland Fund, LLC Financial Statements are included in the report submitted herewith.

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

3.2.1

Second Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc. as of February 11, 2005, (Included as Exhibit 3.2.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 7, 2005 [File No. 333-103799] incorporated herein by reference).

4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference).
10.5

Independent Director Stock Option plan (Included as Exhibit 10.5 to the Company’s Registration Statement on form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference).

10.517

Amended and Restated Distribution Reinvestment Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 31, 2006 [File No. 000-51199] and incorporated herein by reference).

10.518

Amended and Restated Share Repurchase Program of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 15, 2006 [File No. 000-51199] and incorporated herein by reference).

10.519	Operating Agreement of MS Inland Fund, LLC (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2007 [File No. 000-51199] and incorporated herein by reference).
10.520

Agreement and Plan of Merger by and among Inland Western Retail Real Estate Trust, Inc., IWEST Acquisition 1 Inc., IWEST Acquisition 2, Inc., IWEST Acquisition 3, Inc., IWEST Acquisition 4, Inc., Inland Western Real Estate Advisory Services Inc., Inland Southwest Management Crop., Inland Northwest Management Corp., Inland Western Management Corp., Inland Western Real Estate Investment Corporation and IWEST Merger Agent LLC (Included as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007 [File No. 000-51199] and incorporated herein by reference).

10.521

Credit Agreement dated as of October 15, 2007 among Inland Western Real Estate Trust, Inc. as Borrower and KeyBanc National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Book Manager, and Norddeutsche Landesbank Girozentrale New York Branch or Cayman Island Branch as Document Agent, and RBS Citizens, National Association, d/b/a Charter One as Syndication Agent, and The Several Lenders from Time to Time Parties hereto, as Lenders. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 16, 2007 [file No. 000-51199] and incorporated herein by reference).

10.522 - 10.525

Employment agreements by and between Inland Western Retail Real Estate Trust, Inc. and each of Michael J. O’Hanlon, Steven P. Grimes, Shane C. Garrison and Niall J. Byrne, effective November 15, 2007.  (Included as Exhibits 10.522, 10.523, 10.524 and 10.525 to the Company’s Current Report on Form 8-K filed on November 16, 2007 [File No. 000-51199] and incorporated herein by reference).

10.526

Purchase and Sale Agreement, dated September 25, 2007, among Kan Am Grund Kapitalanlagegesellschaft mbH, a German limited liability company (“Purchaser”), for the benefit of Kan Am grundivest Fonds, a German open-end real estate fund sponsored by Purchaser, Inland Western Minneapolis 3rd Avenue, L.L.C., a Delaware limited liability company (as owner of the Minneapolis property), Inland Western Phoenix 31st Avenue, L.L.C., a Delaware limited liability company (as owner of the Phoenix property), Inland Western Plantation Express, L.L.C. a Delaware limited liability company (as owner of the Ft. Lauderdale Property) and Inland Western Markham Limited Partnership, a limited partnership formed under the laws of Ontario, Canada, as owner of the Markham Property (Included as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 20, 2007 [File No. 000-51199] and incorporated herein by reference).

10.527	Communications Services Agreement, dated January 1, 2004, by and between Inland Communications, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.528	Amendment to Communication Services Agreement, dated November 15, 2007, by and between Inland Communications, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.529	Computer Services Agreement, dated January 1, 2004, by and between Inland Computer Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.530	Amendment to Computer Services Agreement, dated November 15, 007, by and between Inland Computer Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.531

Escrow Agreement, dated November 15, 2007, by and among Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Investment Corporation, IWEST Merger Agent, LLC, and LaSalle Bank, NA. (filed herewith)

10.532

Institutional Investor Relationships Services Agreement, dated November 15, 2007, by and between Inland Institutional Capital Partners Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.533

Insurance and Risk Management Services Agreement, dated January 1, 2004, by and between Inland Risk and Insurance Management Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.534

Amendment to Insurance and Risk Management Services Agreement, dated November 15, 2007, by and between Inland Risk and Insurance Management Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.535	Landlord's Agreement, dated November 15, 2007, by and between Inland 2905 & 2907 Butterfield Road LLC. and Inland Western Retail Real Estate Trust, Inc. (filed herewith)
10.536	Legal Services Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Retail Real Estate Trust, Inc. (filed herewith)
10.537	License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Northwest Management Corp. (filed herewith)
10.538	License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Southwest Management Corp. (filed herewith)
10.539	License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Management Corp. (filed herewith)

10.540	License Agreement Modification, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Retail Real Estate Trust, Inc. (filed herewith)
10.541	Loan Services Agreement, dated January 1, 2004, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.542	First Amendment to Loan Services Agreement, dated May 1 2005, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.543	Second Amendment to Loan Services Agreement, dated May 1, 2005, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.544	Third Amendment to Loan Services Agreement, dated November 15, 2007, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.545

Mortgage Brokerage Services Agreement, dated January 1, 2004, by and between Inland Mortgage Investment Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)  (Inland Mortgage Investment Corporation subsequently assigned all right, title, obligation and interest under the agreement with Inland Western Real Estate Advisory Services, Inc. to Inland Mortgage Brokerage Services.)

10.546

First Amendment to Mortgage Brokerage Services Agreement, by and between Inland Mortgage Brokerage Services and Inland Western Retail Real Estate Advisory Services, Inc. dated November 1, 2006, (filed herewith)

10.547

Second Amendment to Mortgage Brokerage Services Agreement, by and between Inland Mortgage Brokerage Services and Inland Western Retail Real Estate Advisory Services, Inc. dated November 15, 2007, (filed herewith)

10.548

Office and Facilities Management Services Agreement, dated February 10, 2005, by and among Inland Facilities Management, Inc., Inland Office Services, Inc., Inland Real Estate Strategic Services., Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.549

Amendment to Office and Facilities Management Services Agreement, dated November 15, 2007, by and among Inland Facilities Management, Inc., Inland Office Services, Inc., Inland Real Estate Strategic Services., Inc. (n/k/a Inland Purchasing Services, Inc.) and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.550	Personnel Services Agreement, dated January 1, 2004, by and between Inland Payroll Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.551	Amendment to Personnel Services Agreement, dated November 15, 2007, by and between Inland Payroll Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.552	Transition Property Due Diligence Services Agreement, dated November 15, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland Western Retail Real Estate Trust, Inc. (filed herewith)
10.553	Property Tax Services Agreement, dated January 1, 2004, by and between Investors Property Tax Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)
10.554

Amendment to Property Tax Services Agreement, dated November 15, 2007, by and between Investors Property Tax Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (filed herewith)

10.555

Registration Rights Agreement, dated November 15, 2007, by and among Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Investment Corporation and IWEST Merger Agent LLC (filed herewith)

10.556	Sublease Agreement, dated November 15, 2007, by and between Inland Real Estate Investment Corporation and Inland Western Retail Real Estate Trust, Inc.
10.557

The Inland Group, Inc. Letter Agreement dated August 14, 2007 between The Inland Group, Inc. and Inland Western Retail Real Estate Trust, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007 [File No. 000-51199] and incorporated herein by reference).

10.558	Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Daniel L. Goodwin (filed herewith)
10.559	Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Robert D. Parks (filed herewith)
10.560	Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and G. Joseph Cosenza
10.561	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Richard P. Imperiale. (filed herewith)
10.562	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kenneth E. Masick. (filed herewith)
10.563	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Joseph A. Fleming .(filed herewith)
10.564	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dione K. McConnell. (filed herewith)
10.565	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and David P. Bennett. (filed herewith)
10.566	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kelly E. Tucek. (filed herewith)
10.567	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and James Kleifges. (filed herewith)
10.568	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Ann M. Sharp. (filed herewith)
10.569	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dennis K. Holland. (filed herewith)
10.570	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Niall J. Byrne. (filed herewith)
10.571	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Shane Garrison. (filed herewith)
10.572	Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Michael J. O’Hanlon. (filed herewith)
10.6 A-J

Indemnification Agreements by and between Inland Western Retail Real Estate Trust , Inc. and its directors and named executive officers (Included as s 10.6 A-J to the Company’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-51199] and incorporated herein by reference).

14.1

Inland Western Retail Real Estate Trust, Inc. Code of Business Conduct and Ethics (Included as  14.1 to the Company’s Annual Report / Amended filed on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-51199] and incorporated herein by reference).

31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1

Certification of Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer and Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Michael J. O’Hanlon

By:	Michael J. O’Hanlon
Chief Executive Officer and President
Date:	March 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Michael J. O’Hanlon		/s/ Kenneth H. Beard		/s/ Brenda G. Gujral

By:	Michael J. O’Hanlon	By:	Kenneth H. Beard	By:	Brenda G. Gujral
	Chief Executive Officer and President		Director		Director
Date:	March 27, 2008	Date:	March 27, 2008	Date:	March 27, 2008

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Richard P. Imperiale
	Chief Operating Officer and Chief Financial Officer		Director		Director
Date:	March 27, 2008	Date:	March 27, 2008	Date:	March 27, 2008

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Kenneth E. Masick

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Kenneth Masick
	Chief Accounting Officer		Director		Director

Date:	March 27, 2008	Date:	March 27, 2008	Date:	March 27, 2008

	/s/ Robert D. Parks		/s/ Gerald M. Gorski		/s/ Barbara A. Murphy

By:	Robert D. Parks	By:	Gerald M. Gorski	By:	Barbara A. Murphy
	Chairman of the Board and Director		Director		Director
Date:	March 27, 2008	Date:	March 27, 2008	Date:	March 27, 2008