Form 10-K/A
period 2007-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2008-04-29
CIK 1222840

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

-i-

EXPLANATORY NOTE

The registrant filed an Annual Report on Form 10-K for the year ended December 31, 2007 (the "Form 10-K") on March 31, 2008, pursuant to which it incorporated by reference into Part III thereof portions of its definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be subsequently filed with the Securities and Exchange Commission (the "Proxy Statement").  The registrant has determined to amend the Form 10-K to include such Part III information in this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A"), rather than incorporating it into the Form 10-K by reference to the Proxy Statement.  Accordingly, Part III of the Form 10-K is hereby amended and restated in its entirety as set forth below.

Also included in this Form 10-K/A are (a) the signature page, (b) the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 1350, as amended, which  have been re-executed and re-filed as of the date of this Form 10-K/A as Exhibits 31.3, 31.4 and 32.2, respectively, and (c) the exhibit index set forth in Part IV, Item 15 of the Form 10-K, which has been amended and restated in its entirety as set forth below.

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

PART III

Item 10.   Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers and Directors

Our current directors and executive officers and their positions are as follows:

Name	Age*	Position and office with us

Robert D. Parks	63	Chairman of the Board and Director
Brenda G. Gujral	65	Director
Kenneth H. Beard	67	Director
Frank A. Catalano, Jr.	47	Director
Paul R. Gauvreau	68	Director
Gerald M. Gorski	64	Director
Barbara A. Murphy	70	Director
Richard P. Imperiale	48	Director
Kenneth E. Masick	62	Director
Michael J. O’Hanlon	56	Chief Executive Officer and President
Steven P. Grimes	41	Chief Operating Officer and Chief Financial Officer
Dennis K. Holland	55	General Counsel and Secretary
Shane C. Garrison	38	Chief Investment Officer
Niall J. Byrne	51	Vice President and President of Property Management
James W. Kleifges	57	Chief Accounting Officer

*As of January 1, 2008

Robert D. Parks has been our Chairman of the Board and a director since our inception on March 5, 2003.  He is a director of The Inland Group, Inc. and one of its four original principals; Chairman of the Board of Inland Real Estate Investment Corporation (IREIC), a director of Inland Securities Corporation, and a director of Inland Investment Advisors, Inc.  Mr. Parks is Chairman of the Board and a director of Inland American Real Estate Trust, Inc. and formerly President, Chief Executive Officer and a director of Inland Real Estate Corporation.  He is also a director of Inland Real Estate Exchange Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC.  He oversees and coordinates the marketing of all investments and investor relations.

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

Brenda G. Gujral has been one of our directors since our inception and previously served as our President and Chief Executive Officer until November 15, 2007.  She is also President, Chief Operating Officer and a director of IREIC. She is President, Chief Operating Officer and a director of Inland Securities Corporation - a member firm of the Financial Industry Regulatory Association (FINRA).  Mrs. Gujral is a director of Inland Investment Advisors, Inc.; Chairman of the Board of Inland Real Estate Exchange Corporation; and CEO, President and a director of Inland American Real Estate Trust, Inc.

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

Frank A. Catalano, Jr. has been one of our directors since our inception on March 5, 2003.  He currently is the Managing Partner of The Lending Group Integrus.  He has served as President of Catalano & Associates since 1999, a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking, including vice president of American Home Mortgage Company from 2002 to 2007 and prior to that he was a regional manager at Flagstar Bank.  He also was President and Chief Executive Officer of CCS Mortgage, Inc. from 1995 through 2000, when Flagstar Bank acquired the company.

Mr. Catalano is a member of the Elmhurst, IL Chamber of Commerce and its past Chairman of the Board. He is also a member of the Elmhurst Jaycees, Elmhurst Hospital Board of Governors, Elmhurst Kiwanis and is currently the President of Elmhurst Historical Museum Commission.  Mr. Catalano holds a mortgage broker’s license.

Paul R. Gauvreau has been one of our directors since our inception on March 5, 2003.  He is the retired Chief Financial Officer, Financial Vice President and Treasurer of Pittway Corporation, New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001.  He was President of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He was a financial consultant to Honeywell, Inc.; Genesis Cable, LLC; ADUSA, Inc.  He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003.

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

Barbara A. Murphy has been one of our directors since July 1, 2003.  She is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board.  Ms. Murphy is a former Milton Township Trustee and a committeeman for Milton Township Republican Central Committee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force, and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As an active volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop.

Richard P. Imperiale has been a director since January 2008 and is President and founder of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company.  Uniplan and its affiliates manage and advise over $600 million in client accounts.  Uniplan specializes in providing clients with consistently superior risk-adjusted returns managing equity, REIT and specialty portfolios.  Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank, (now U.S. Bank).  In 1983 Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. In 1984, Mr. Imperiale founded Uniplan, Inc., with the objective of managing investment portfolios to achieve the greatest long-term risk-adjusted return for conservative institutional clients. Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and is a regular guest on CNNfn's Power Lunch.  He has appeared on Bloomberg News, CNBC, and is a frequent guest on the syndicated radio talk show, Money Sense.  He authored the book Real Estate Investment Trusts: New Strategies For Portfolio Management, published by John Wiley & Sons, 2002.  He attended Marquette University Business School where he received a BS Degree in Finance.  In addition, Mr. Imperiale completed the postgraduate lecture series in corporate finance at the University of Chicago Graduate School of Business and received a certificate in legal research from Concordia University.

Kenneth E. Masick has been one of our directors since January 2008. He has been a Partner of Wolf & Company LLP, certified public accountants, since its formation in 1978.  That firm, one of the largest in the Chicago land area, specializes in audit, tax and consulting services to privately owned businesses.  Mr. Masick currently is Partner-in-Charge of the firm's audit and accounting department and is responsible for the firm's quality control.  His accounting experience also includes forecasts and projects, feasibility studies and due diligence activities on acquisitions.  Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967.  He is also licensed as a General Securities Representative.  Mr. Masick is a member of the American Institute of Certified Public Accounts and the Illinois CPA Society. He also serves as Financial and Operations Principal for Oak Brook Financial Group, LLC. and Wolf

Capital LLC, both broker dealer firms.  All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

Michael J. O’Hanlon became our Chief Executive Officer and President on November 15, 2007.  He joined Inland in 2005 as Senior Vice President, Director of Asset Management with IREIC, the sponsor of all Inland's REITs.  As Director of Asset Management he was responsible for coordinating the strategic direction and value enhancement of the combined portfolio of assets of Inland's unlisted REITs and partnerships.  As a member of Inland Western's senior advisory committee, he has been instrumental in the creation and expansion of the REIT's institutional and development joint venture platforms, in addition to steering the focused asset management strategy of Inland Western's portfolio.  Effective with the internalization of Inland Western in November of 2007, Mr. O'Hanlon was appointed Chief Executive Officer and President of the REIT.

Mr. O'Hanlon has more than 30 years of real estate industry experience in areas such as asset and property management, capital markets, joint ventures, loan restructuring, and real estate development and real estate brokerage.

Prior to his current position, Mr. O'Hanlon was the Executive Vice President and Regional Managing Director at Grubbs & Ellis in Chicago, where he supervised all lines of business in the Midwest region, including the operations of five company offices and fifteen affiliate offices.  He has also held senior positions with Cushman & Wakefield, Balcor, and was formerly a senior credit officer in the real estate corporate lending group at Citibank.  He earned a Master of Business Administration in Finance from Columbia University and a Bachelor of Science in Accounting from Fordham University.  He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the International Council of Shopping Centers (ICSC), and was previously a member of the Urban Land Institute (ULI).

Steven P. Grimes became our Chief Operating Officer and Chief Financial Officer on November 15, 2007.  He joined IREIC as Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor, in February 2004.  Since that time, Mr. Grimes has held the positions of our Principal Financial Officer and Treasurer.  During his time as Principal Financial Officer, Mr. Grimes has overseen the acquisition of over $7.7 billion in real estate assets and over $4.2 billion in financings and has led our SEC and Sarbanes Oxley compliance efforts.  Prior to joining the Inland organization, Mr. Grimes was a Director with Cohen Financial, a mortgage brokerage firm, and was a senior manager with Deloitte in their Chicago-based real estate practice.  Mr. Grimes received his B.S. Degree in Accounting from Indiana University and is a Certified Public Accountant (CPA).  He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the International Council of Shopping Centers (ICSC).  Mr. Grimes is a member of the AICPA and the Illinois CPA Society. Previously Mr. Grimes has served on accounting subcommittees of NCREIF and PREA.

Dennis K. Holland  Mr. Holland joined us as General Counsel and Secretary on November 15, 2007.  Prior to that time he served as Associate Counsel in The Inland Real Estate Group, Inc. (TIREG) law department.  Mr. Holland joined TIREG in December, 2003.  Mr. Holland is involved in all aspects of our business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters, litigation management and manages our law department.  He received his B.S. Degree in Economics from Bradley University in 1974 and a J.D. from the John Marshall Law School in 1979.  Mr. Holland is licensed to practice law in Illinois.  Prior to joining TIREG, Mr. Holland served as Deputy General Counsel with Heller Financial, Inc. and in a business role with GE Capital following its acquisition of Heller Financial.

Shane C. Garrison joined Inland U.S Management LLC, one of our property management companies, in 2004.  As Vice President of Asset Management and member of Inland Western's senior advisory committee, he spearheaded the development and joint venture initiatives for the Inland Western.  Effective with the internalization of Inland Western on November 15, 2007, Mr. Garrison was appointed Chief Investment Officer.

Previously, Mr. Garrison was head of asset management for ECI Properties, responsible for its real estate portfolio, which included industrial and retail properties. Prior to ECI Properties, he was the general manager of the Midwest region for Circuit City.

He has a Master of Business Administration in Real Estate Finance from DePaul University in Chicago, and a Bachelor of Science in Business Administration from Illinois State University.  He is an active member of the Urban Land Institute (ULI), the National Association of Real Estate Investment Trust, Inc. (NAREIT) and the International Council of Shopping Centers (ICSC).

Niall J. Byrne joined us in 2005 as Senior Vice President of the Western Management Companies, the property management advisors to Inland Western Retail Real Estate Trust, Inc.  Mr. Byrne was responsible for the oversight of all the property management functions for Inland Western's portfolio of over 300 properties, which aggregate to more than 46 million square feet.  As a member of Inland Western's senior advisory committee, he was involved in the development, acquisitions and joint venture initiatives for the REIT.  Effective with the internalization of Inland Western on November 15, 2007, Mr. Byrne was appointed president of property management.

Previously, Mr. Byrne was Vice President of Asset Management of a large commercial and residential portfolio of properties at American Landmark Properties, Ltd.  Prior to joining American Landmark Properties, Ltd., Mr. Byrne was Senior Vice President/Director of Operations for Providence Management Company, LLC (PMC Chicago).  At PMC, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio.  He also has over fifteen years real estate experience with the Chicago-based Habitat Company and with American Express/Balcor.

Mr. Byrne received his Bachelor of Science degree in Accounting from DePaul University.  He holds an Illinois CPA Certificate and Illinois Real Estate sales license and has five years public accounting experience. He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the International Council of Shopping Centers (ICSC).

James W. Kleifges became our Chief Accounting Officer on November 15, 2007.  In March, 2007, he joined Inland Real Estate Investment Corp. as Chief Accounting Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor.  From January, 2005 through February, 2007, Mr. Kleifges was Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Inland Retail Real Estate Trust, Inc., an affiliate until its merger with a third party in February, 2007, a transaction valued in excess of $6 billion.  From August, 2004 through December, 2004, Mr. Kleifges was the Vice President, Corporate Controller for Inland Retail Real Estate Advisory Services, Inc.  From April, 1999 to January, 2004, Mr. Kleifges was Vice President/Corporate Controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion.  Prior to Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado.  Mr. Kleifges also was a Senior Manager with KPMG in Chicago, Illinois completing a career in public accounting from June, 1972 to December, 1982.  Mr. Kleifges earned his Bachelor of Arts Degree in Accounting from St. Mary’s University in Winona, Minnesota and has been a Certified Public Accountant since 1974.  Mr. Kleifges is a member of the Illinois Society of Certified Public Accountants.

Board of Directors

Our current governing charter requires us to have at least three, but not more than 11, directors.  Our Board currently consists of nine individuals. Although we are not listed on the New York Stock Exchange, after an evaluation, we believe that all of the directors would satisfy the definition of "independent" under the New York Stock Exchange's listing standards, except for Robert D. Parks, Brenda G. Gujral and Kenneth E. Masick.

The election of members of the Board is conducted on an annual basis. Each individual elected to the Board serves a one-year term and until his or her successor is elected and qualifies. Accordingly, the term of office of each of our current directors will expire at the Annual Meeting.  At that meeting each current director will be nominated to stand for reelection as a director to hold office until our Annual Meeting to be held in 2009 and until his/her successor is elected and qualifies.  We have no reason to believe that any of the nominees will be unable or unwilling to serve if elected. However, should any nominee be unable or unwilling to accept the office of director, and if the Board shall designate a substitute nominee, the persons named as proxies will vote for the election of the substitute nominee designated by the Board, and if none, for such other persons as they shall determine.  Seven of our current directors have been directors since 2003, and two of our current directors have been directors since January 1, 2008.  Information regarding the business experience of each nominee is provided above based upon information furnished to us by the individuals named.

Committees of the Board of Directors

Our bylaws provide that our Board may establish such committees as the Board believes appropriate.  The Board will appoint the members of the committee in the Board's discretion.  In addition to the three committees described below, our Board may establish such other committees as it deems necessary and appropriate.

Audit Committee.  Our board has established an Audit Committee comprised of Messrs. Beard and Gauvreau; in addition, Mr. Masick was appointed to the Audit Committee effective January, 2008 and Mr. Gorski was a member of the Audit Committee until January, 2008.  Mr. Gauvreau serves as the Chair of the Audit Committee and qualifies as our “financial expert” under the SEC rules.  Although we are not listed on the New York Stock Exchange, after an evaluation by the Audit Committee, we believe that each of the members, or former members (as applicable), of the Audit Committee, with the exception of Mr. Masick, would satisfy the definition of “independent” under the New York Stock Exchange’s listing standards.  Mr. Masick is an audit partner with Wolf and Co., the firm that audited the financial statements of the property management companies acquired by us in the internalization on November 15, 2007.  However, our Board of Directors believe that his experience is best suited to serve as a member of the Audit Committee.

The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by, and the independence of, our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls. The Audit Committee held eight meetings during 2007.

Executive Compensation Committee of the Board of Directors.   Our Board has established an Executive Compensation Committee that is comprised of Ms. Gujral, Ms. Murphy and Messrs. Imperiale and Catalano.  Mr. Catalano serves as chair of the Executive Compensation Committee.  The Executive Compensation Committee is responsible for oversight of the compensation of our executive officers.  This Committee first met in 2008.

Nominating and Corporate Governance Committee.   Our Board has established a Nominating and Corporate Governance Committee that is comprised of Messrs. Parks, Imperiale and Gorski.  Mr. Gorski serves as chair of the Committee.  The Nominating and Corporate Governance Committee is responsible for nominations of individuals to serve as directors as vacancies occur, review of board performance, establishing qualifications for serving as a board member and oversight of compliance with our Code of Business Conduct and Ethics.  This committee first met in 2008.

Special Committee.  The Board delegated all its power and authority to the Special Committee, subject to applicable law, in connection with all matters pertaining to the possible acquisition of our business manager/advisor and property managers and the evaluation of alternative strategies.  During 2007, the members of the Special Committee included Messers Beard, Gauvreau and Gorski and Ms. Murphy.

Corporate Governance Documents.  On October 12, 2004, our Board of Directors unanimously adopted the following corporate governance documents:

•

Code of Business Conduct and Ethics,

•

Nonretaliation Policy, and

•

Complaint Procedures for Accounting and Auditing Matters.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the SEC and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2007 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11.   Executive Compensation

Compensation Discussion and Analysis

When we were initially formed in 2003, we did not have any employees.  Instead we had agreements with affiliates who provided all of our services and employees in exchange for fees. At that time, the affiliates compensated their employees. We were not a part of any compensation decisions or arrangements.  On November 15, 2007, we acquired those affiliates and hired substantially all of those employees who were employed by those affiliates and provided services to us in a transaction referred to as the internalization.  As part of the internalization, we entered into employment agreements with four of our executive officers, including Michael O'Hanlon, our Chief Executive Officer and President, Steven Grimes, our Chief Operating Officer and Chief Financial Officer, Shane Garrison, our Chief Investment Officer, and Niall Byrne, our Vice President and President of our property management companies.

The term of each of the employment agreements with the individuals listed above began on November 15, 2007, the closing date of the internalization, and continues, unless earlier terminated, until December 31, 2007.  The term of each agreement was recently extended until June 30, 2008, subject to earlier termination, and any compensation increase negotiated during the remainder of the employment period will be retroactive to January 1, 2008.  The employment agreements may be terminated: (i) by the individual or us for any reason effective upon 60 days prior written notice; or (ii) by us for cause, as defined in each of the employment agreements, effective without prior written notice to the individual unless we are terminating the individual’s employment for reasons relating to a failure to perform the individual’s duties or any material breach of the employment agreement or other agreements where we are required to give the individual notice of our intention and allow the individual 15 days to cure.

During 2007, each individual received a base salary from us.  We agreed to pay Mr. O’Hanlon, Mr. Grimes, Mr. Garrison and Mr. Byrne a base salary of $400,000, $300,000, $200,000 and $225,000, respectively, per year, pro-rated for their period of actual employment with us during 2007.  Further, each individual will be eligible to participate in any retirement, pension, profit-sharing or other similar plans of ours or our affiliates.  The individual will also be reimbursed for all ordinary and necessary business expenses incurred by the individual in connection with the individual’s duties.

Under each of the employment agreements, if employment is terminated by the individual or by us for any reason, we will pay or provide the individual's: (i) base salary accrued through the termination; (ii) reimbursable expenses; (iii) pro-rated annual bonus, if any; and (iv) any benefits required to be paid or provided under applicable law.  None of the individuals is entitled to any other severance under these agreements.

We have an oral employment agreement with Dennis Holland, our general counsel and secretary, pursuant to which he is entitled to a base salary of $265,000 per year.  In addition, Mr. Holland is potentially entitled to a bonus.  The actual amount of any bonus, together with any performance criteria and any vesting restrictions on any equity, would be determined by our Compensation Committee.  In addition, he may be entitled to certain benefits in the event of a change in control.

In late 2007, our Board established a Compensation Committee.  In February 2008, the Board adopted a charter for the Compensation Committee and it began meeting to examine and establish compensation programs for our chief executive officer and other executive officers.

As a result of these efforts, we have begun to examine the objectives of the compensation program.  They will likely be designed to attract, retain excellent executives and reward superior executive performance.  We believe the market for such talent in our industry is very competitive.  Further, any program is likely to include base salary, an annual bonus and other long term incentives.  The bonus may be paid in cash or stock or a combination of both.  At this annual meeting we are asking our stockholders to approve an omnibus equity plan to enable us top grant equity and equity-types of awards.  As part of this effort, we will examine stock grant guidelines, policies and procedures.  No performance metrics or goals have been established yet for us or any individuals with respect to compensation decisions.  As a result, we have not decided how to pay each element of compensation and we cannot state how each element will fit into our overall compensation objectives and affect decisions regarding other elements until such decisions are made. In connection with the establishment of our programs, we anticipate reviewing publicly available data on publicly traded real estate investment trusts.  We may enter into additional formal employment agreements.

As part of these Compensation Committee deliberations, we have chosen not to hire an outside compensation consultant but will use internal and external resources and other publicly available information.  We have in the past employed compensation consultants to provide limited comparative executive peer data.  Further, we do not anticipate using any perquisites or other personal benefits as an element of any compensation program as we believe we have been able to obtain high quality executives without paying such amounts.  We do provide for medical and 401(k) benefits and propose to continue such benefits.  We would expect that our chief executive officer would participate in compensation discussions regarding our other executives.  Change in control arrangements will also be examined as part of this process. It is likely that any compensation program will consider the tax and accounting implications to us.

Report of Directors on Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained herein with management. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

The members of the Compensation Committee of our Board are:

Frank A. Catalano, Jr.

Brenda G. Gujral

Richard P. Imperiale

Barbara A. Murphy

2007 Summary Compensation Table

The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the named executive officers during 2007.

______________

(1)

Amounts reflect salary paid by us for the period from November 15, 2007 through December 31, 2007. Each individual became an employee of ours effective November 15, 2007, and was paid a pro-rata portion of their annual salary by us in accordance with the terms of their respective employment agreements.

(2)

Represents company match to 401(k) plan.

Grants of Plan-Based Awards

There were no grants of stock, options or any other plan-based awards made to any named executive officer during 2007.

Outstanding Equity Awards

There were no outstanding options, stock or other equity incentive plan awards held by any named executive officer as of December 31, 2007.

Option Exercises and Stock Vested

There were no exercises of options, SARs or similar instruments, and no vesting of stock, including restricted stock, restricted stock units or similar instruments, by any named executive officer during 2007.

Additional Compensation Tables

All other tables have been omitted because they were not applicable to us in 2007.

Potential Payments upon Termination or Change in Control

Under each of the employment agreements with our executive officers described above under the heading "Compensation Discussion and Analysis," if employment is terminated by the individual or by us for any reason, we will pay or provide the individual's: (i) base salary accrued through the termination; (ii) reimbursable expenses; (iii) pro-rated annual bonus, if any; and (iv) any benefits required to be paid or provided under applicable law. None of the individuals is entitled to any other severance under these agreements. Assuming their termination occurred as of December 31, 2007, each named executive officer would be entitled to no severance on such date, assuming their salary until that date was paid.

Director Compensation

Base Compensation.  With the exception of Mr. Parks and Ms. Gujral, prior to January 1, 2008, we paid each of our directors an annual fee of $15,000.  In addition, with the exception of Mr. Parks and Ms. Gujral, each director received $500 for attending in person, or $350 for attending by telephone, each meeting of our Board.  Each member of the audit committee received $750 for attending an audit committee meeting in person or $500 for attending via telephone.  Members of the special committee received $1,000 for attending each meeting, whether in person or via telephone, of the special committee.

Beginning January 1, 2008, each director (other than Mr. Parks and Ms. Gujral, who are not entitled to receive any compensation for their service on the Board of Directors or any of its committees) will receive an annual director fee of $40,000.  The chairman of the audit committee will receive an additional annual fee of $10,000, and the chairman of any other committee will receive an additional annual fee of $5,000. In addition, each director will receive $1,000 for attending in person, $750 for attending via telephone, each meeting of the Board, and $500 for attending, whether in person or via telephone, each committee meeting.

Independent Director Stock Option Plan. We have an Independent Director Stock Option Plan under which non-employee directors, as defined under Rule 16b-3 of the Exchange Act are eligible to participate.  Only those directors who are not employees of The Inland Group, Inc. or its affiliates are eligible to participate in this plan.

We have authorized and reserved a total of 75,000 shares of our common stock for issuance under our Independent Director Stock Option Plan.  The number and type of shares which could be issued under the plan may be adjusted if we are the surviving entity after a reorganization or merger or if our stock splits or is consolidated or we are recapitalized. If this occurs, the exercise price of the options will be correspondingly adjusted.

Under our Independent Director Stock Option Plan, prior to January 1, 2008 each non-employee director was entitled to be granted an option to acquire 3,000 shares as of the date they became a director and an option to acquire an additional 500 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2004, so long as the director remains a member of the Board on such date.  Options granted during our initial offering period are all currently exercisable at $8.95 per share.  Subsequent to our initial offering period, options granted as of each annual stockholders’ meeting become fully exercisable on the second anniversary of the date of grant at the fair market value of a share on the last business day preceding the date of each annual meeting.

Beginning January 1, 2008 each non-employee director will be entitled to be granted an option under our Independent Director Stock Option Plan to acquire 5,000 shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Messrs. Imperiale and Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional 5,000 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the Board on such date.  All such options will be granted at the fair market value of a share on the last business day preceding the date of each annual stockholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of December 31, 2007, no options to acquire shares had been exercised or expired, and options to acquire 25,000 shares were outstanding.

Options granted under the Independent Director Stock Option Plan are exercisable until the first to occur of:

•

the tenth anniversary of the date of grant,

•

the removal for cause of the director as a director, or

•

three months following the date the director ceases to be a director for any other reason except death or disability.

The options may be exercised by payment of cash or through the delivery of our common stock.  They are generally exercisable in the case of death or disability for a period of one year after death or the disabling event, provided that the death or disabling event occurs while the person is a director.  However, if the option is exercised within the first six months after it becomes exercisable, any shares issued pursuant to such exercise may not be sold until the six month anniversary of the date of the grant of the option.  Notwithstanding any other provisions of the Independent Director Stock Option Plan to the contrary, no option issued pursuant thereto may be exercised if such exercise would jeopardize our status as a REIT under the Code.

No option may be sold, pledged, assigned or transferred by a director in any manner otherwise than by will or by the laws of descent or distribution.

Upon our dissolution, liquidation, reorganization, merger or consolidation as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our property, the Independent Director Stock Option Plan will terminate, and any outstanding unexercised options will terminate and be forfeited.  However, holders of options may exercise any options that are otherwise exercisable immediately prior to the dissolution, liquidation, consolidation or merger.  Additionally, our Board may provide for any or all of the following alternatives:

•

for the assumption by the successor corporation of the options previously granted or the substitution by the corporation for the options covering the stock of the successor corporation, or a parent or subsidiary thereof, with appropriate adjustments as to the number and kind of shares and exercise prices;

•

for the continuance of the Independent Director Stock Option Plan by such successor corporation in which event the Independent Director Stock Option Plan and the options will continue in the manner and under the terms so provided; or

•

for the payment in cash or common stock in lieu of and in complete satisfaction of the options.

The following table sets forth a summary of the compensation we paid to our directors during 2007:

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (f)	All Other Compensation ($) (g)	Total ($) (h)
Frank A. Catalano, Jr.	$15,500	-	$402	-	-	-	$15,902
Kenneth H. Beard	33,750	-	402	-	-	-	34,152
Paul R. Gauvreau	37,850	-	402	-	-	-	38,252
Gerald M. Gorski	34,950	-	402	-	-	-	35,352
Barbara A. Murphy	31,250	-	402	-	-	-	31,652
Robert D. Parks (1)	-	-	-	-	-	-	-
Brenda G. Gujral (1)	-	-	-	-	-	-	-
Richard P. Imperiale (2)	-	-	-	-	-	-	-
Kenneth E. Masick (2)	-	-	-	-	-	-	-

(1)							Mr. Parks and Ms. Gujral do not receive any fees or other remuneration for serving as our directors.
(2)							Messrs. Imperiale and Masick did not become directors until January 1, 2008.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of March 31, 2008, regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of March 31, 2008, we had over 112,000 stockholders of record and 483,248,762 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number Of Shares Beneficially Owned (2)		Percent of Class
Daniel L. Goodwin	31,369,969.0034	(3)	6.5%
Robert D. Parks	851,190.3103	(4)	*
Brenda G. Gujral	128,301.2880		*
Kenneth H. Beard	65,909.2068	(5)	*
Frank A. Catalano, Jr.	7,285.3602	(5)	*
Paul R. Gauvreau	115,731.8440	(5)	*
Gerald M. Gorski	6,478.9474	(5)	*
Richard P. Imperiale	1,666.0000	(6)	*
Kenneth E. Masick	1,666.0000	(6)	*
Barbara A. Murphy	4,000.0000	(5)	*
Michael J. O'Hanlon	-		*
Steven P. Grimes	38,295.0000		*
Shane C. Garrison	-		*
Niall J. Byrne	-		*
Dennis K. Holland	6,207.0000		*
James W. Kleifges	-		*
All directors and executive officers as a group (15 persons)	-		*

* Less than 1%

(1)	The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, IL 60523
(2)

Beneficial ownership includes outstanding shares and shares which are not outstanding that any person has the right to acquire within 60 days after the date of this table.  However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investing power with respect to all shares beneficially owned by them.

(3)

Includes 120,116.8774 shares held jointly by Mr. Goodwin and his spouse.  Also includes 10,312,500.0000, 8,437,500.0000, 215,530.7270 and 18,326.7330 shares of common stock owned by Inland Corporate Holdings Corporation, Inland Funding Corporation, IREIC, and Partnership Ownership Corporation, respectively.

(4)	Includes 41,894.7360 shares owned by trusts for the benefit of Mr. Parks. Mr. Parks is a control person of these trusts and disclaims beneficial ownership of the shares owned by these trusts.
(5)

Includes 4,000 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

(6)

Includes 1,666 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

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

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	-	-	-

Equity Compensation Plans Not Approved by Security Holders	25,000	$ 9.16	50,000

Item 13.   Certain Relationships and Related Transactions  (In this Item 13 dollars are stated in thousands)

Transactions with Affiliates

Our charter imposes restrictions on transactions between us and IREIC (our sponsor) and any director or their affiliates as follows:

•

Sales and Leases to Us.  We will not purchase property from our sponsor, directors or any of their affiliates, unless a majority or our disinterested directors approves it as fair and reasonable for us.  The price to us can be no greater than the cost of the asset to our sponsor, director or their affiliate.  If our price to us is greater than such cost, there must be substantial, reasonable justification for the excess cost. In no event will our cost for the property exceed its appraised value at the time we acquired it.

•

Sales and Leases to Sponsor, Director or any Affiliate.  Our sponsor, directors or any of their affiliates will not acquire assets from us unless a majority of disinterested directors approves the transaction as being fair and reasonable to us.  We may lease assets to our sponsor, directors or any of their affiliates, but only if a majority of our disinterested directors, including a majority of our disinterested independent directors, approves it as fair and reasonable to us.

•

Loans.  We will not make loans to our sponsor, directors or any of their affiliates except where we obtain an appraisal of the underlying property from an independent expert and where the mortgage indebtedness will not exceed the property's appraised value.  Also, we may not borrow money from our sponsor, directors or any of their affiliates, unless a majority of our disinterested directors approves the transaction as fair, competitive and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

•

Investments.  We will not invest in joint ventures with our sponsor, directors or any of their affiliates, unless a majority of our disinterested directors approves the transaction as fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures.  We will not invest in equity securities unless a majority of our disinterested directors approves the transaction as being fair, competitive and commercially reasonable.

•

Other Transactions.  All other transactions between us and our sponsor, directors or any of their affiliates, require approval by a majority of our disinterested directors as being fair and reasonable and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37.5 million newly issued shares of our stock.  The business manager/advisor and property managers became subsidiaries of ours.  As part of the acquisition, we gained 239 experienced employees to perform the business manager/advisor functions and operate the property management companies.

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, we paid an advisor asset management fee of not more than 1% of the average invested assets to our business manager/advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We computed the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee was payable quarterly in an amount equal to 1/4 of up to 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $68,083, $74,895 and $54,993 were allowed for the years ended December 31, 2007, 2006 and 2005, respectively.  We incurred actual fees to our former business manager/advisor totaling $23,750, $39,500 and $20,925, which represented 35%, 53% and 38% of the maximum fees allowed, for the years ended December 31, 2007, 2006 and 2005, respectively.  The maximum allowable advisor management fee and the advisor asset management fee incurred for the year ended December 31, 2007 were both prorated through November 15, 2007, the date of the merger.  As of December 31, 2007 and 2006, none and $9,000, respectively, remained unpaid and are included in "Other liabilities" in our consolidated balance sheets.  The business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to our administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, we incurred $873, $998 and $1,096, respectively, of these costs.  Of these costs, $404 and $152 remained unpaid as of December 31, 2007 and 2006, respectively and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.

In 2005, we entered into a subscription agreement with Minto Builders (Florida), Inc., or MB REIT, an entity consolidated by one of our affiliates, Inland American Real Estate Trust, Inc., or Inland American, to purchase newly issued Series C preferred shares at a purchase price of $1,276 per share.  Under the agreement, MB REIT had the right to redeem any Series C preferred shares it issued to us with the proceeds of any subsequent capital contributed by Inland American. MB REIT was required to redeem any and all outstanding Series C preferred shares held by us by December 31, 2006 and did so during the fourth quarter of 2006.  The Series C preferred shares, while outstanding, entitled us to an annual dividend equal to 7.0% on the face amount of the Series C preferred shares, which was payable monthly.  We evaluated our investment in MB REIT under FIN 46(R) and determined that MB REIT was a variable interest entity but that we were not the primary beneficiary.  Due to our lack of influence over the operating and financial policies of the MB REIT, this investment is accounted for under the cost method in which investments are recorded at their original cost.  As of December 31, 2005, we had invested $224,003 in these shares.  An additional $40,000 was invested during 2006 and the total of $264,003 was redeemed during the fourth quarter of 2006.  We earned $16,489 and $2,100 in dividend income related to this investment during the years ended December 31, 2006 and 2005, respectively.  None of the dividend remained unpaid as of December 31, 2006.

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

Agreements Surviving Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger. We incurred property management fees of $30,036, $29,800 and $20,686 for the years ended December 31, 2007, 2006 and 2005, respectively.  In addition, we reimbursed the property managers for certain salaries and related employee benefits totaling $5,423, $5,313 and $2,268 for the years ended December 31, 2007, 2006 and 2005, respectively.  No amounts remained unpaid as of December 31, 2007 and 2006. Subsequent to the mergers, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in our consolidated financial statements.

An affiliate also provides investment advisory services to us related to our securities investments for an annual fee.  The affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines we provide to them.  The affiliates have also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon our assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  We incurred fees totaling $2,107, $1,961 and $536 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, $325 and $362, respectively, remained unpaid and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate provides loan servicing for us. Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $562, $696 and $534 for the years ended December 31, 2007, 2006 and 2005, respectively.  As of December 31, 2007 and 2006, none and $24, respectively, remained unpaid and are included in "Accounts payable and accrued expenses" in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

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

Agreements Entered Into Upon Consummation of Merger

We terminated our existing acquisition agreement with an affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with our acquisition of new properties, the affiliate will give us a first right as to all retail, mixed use and single tenant properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested by us, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  As of December 31, 2007, we have not incurred any such costs under the new agreement.  For the year ended December 31, 2007, 2006 and 2005 we incurred $134, $363 and $1,184, respectively, of these costs.  Of these costs, $27 and $25 remained unpaid as of December 31, 2007 and 2006, respectively and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into an institutional investor relationships services agreement with an affiliate.  Under the terms of the agreement, the affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the year ended December 31, 2007, 2006 and 2005, we incurred $257, $137 and none, respectively, of these costs.  Of these costs, none and $137 remained unpaid as of December 31, 2007 and 2006, respectively and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate also entered into a legal services agreement with us, primarily with our business manager/advisor, where that affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the year ended December 31, 2007, 2006 and 2005, we incurred $897, $705 and $1,884, respectively, of these costs.  Of these costs, $141 and $150 remained unpaid as of December 31, 2007 and 2006, respectively and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who will each provide with us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our Board.  The consultants will also provide additional services as may be reasonably requested from time to time by our Board. The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but we will reimburse their expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements under the consulting agreements in 2007.

We entered into amendments to each of our existing service agreements with certain affiliates, including an amendment to our office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement. Generally these agreements and the amendments provide that we can obtain certain services from the affiliates for reimbursement of their general and administrative costs relating to our administration and acquisition of properties.  For the year ended December 31, 2007, 2006 and 2005, we incurred $3,092, $1,334 and $945, respectively, of these costs.  Of these costs, $900 and $203 remained unpaid as of December 31, 2007 and 2006, respectively and are included in "Accounts payable and accrued expenses" in our consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreements are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

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

In connection with the internalization, Messrs. Parks and Grimes and Ms. Gujral received shares of our common stock valued at approximately $6.8 million, $380,000 and $1.3 million, respectively, as a result of each of them being stockholders of one or more of the companies we acquired.

Mr. Masick is a partner with Wolf & Company LLP, a certified public accounting firm.  During 2007, Wolf & Company LLP provided approximately $268,000 in audit services for The Inland Group Inc., including audit services for our property managers (which at the time were owned primarily by individuals that were affiliates of The Inland Group Inc.), which property managers were recently acquired by us.  Wolf & Company LLP is no longer engaged as the external auditing firm for our property management subsidiaries.

Item 14.   Principal Accountant’s Fees and Services

The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2007 and 2006, and fees for other services rendered by it:

	Fiscal Year 2007	Fiscal Year 2006
Audit Fees (1)	$964,000	$882,700
Audit Related Fees (2)	-	-
Tax Fees (3)	308,360	278,020

Total Fees	$1,272,360	$1,160,720

(1)	Audit fees include the financial statement audit and internal controls over financial reporting audit fees.
(2)	Audit related fees include the review of documents and issuance of accountant’s consent related to documents filed with the SEC and audits related to Section 3-14 of Regulation S-X.
(3)	Tax fees consist of fees for review of federal and state income tax returns.

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

Item 15.  Exhibits and Financial Statement Schedules

(1)

Exhibits:  The following exhibits are filed as part of, or incorporated by reference into, this document:

EXHIBIT NO.	DESCRIPTION

31.1	Rule 13a-15(e)/15d-15(e) Certification by Chief Executive Officer and President (Filed herewith.)

31.2	Rule 13a-15(e)/15d-15(e) Certification by Chief Operating Officer and Chief Financial Officer. (Filed herewith.)

31.3	Rule 13a-15(e)/15d-15(e) Certification by Chief Accounting Officer. (Filed herewith.)

32.1	Section 1350 Certification by Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer and Chief Accounting Officer. (Filed herewith.)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Michael J. O’Hanlon

By:	Michael J. O’Hanlon
Chief Executive Officer and President
Date:	April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Michael J. O’Hanlon		/s/ Kenneth H. Beard		/s/ Brenda G. Gujral

By:	Michael J. O’Hanlon	By:	Kenneth H. Beard	By:	Brenda G. Gujral
	Chief Executive Officer and President		Director		Director
Date:	April 29, 2008	Date:	April 29, 2008	Date:	April 29, 2008

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Richard P. Imperiale
	Chief Operating Officer and Chief Financial Officer		Director		Director
Date:	April 29, 2008	Date:	April 29, 2008	Date:	April 29, 2008

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Kenneth E. Masick

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Kenneth Masick
	Chief Accounting Officer		Director		Director

Date:	April 29, 2008	Date:	April 29, 2008	Date:	April 29, 2008

	/s/ Robert D. Parks		/s/ Gerald M. Gorski		/s/ Barbara A. Murphy

By:	Robert D. Parks	By:	Gerald M. Gorski	By:	Barbara A. Murphy
	Chairman of the Board and Director		Director		Director
Date:	April 29, 2008	Date:	April 29, 2008	Date:	April 29, 2008