Form 10-Q
period 2008-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2008-05-15
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
or
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   X  Yes    □  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□		Accelerated filer	□

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    □ Yes      X  No

As of May 13, 2008, there were 483,116,924 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Page

Item 1.

Consolidated Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

27

Item 3.

Quantitative and Qualitative Disclosures about Market Risks

41

Item 4.

Controls and Procedures

42

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

42

Item 1A.

Risk Factors

42

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

43

Item 6.

Exhibits

43

SIGNATURES

46

i

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Balance Sheets

March 31, 2008 and December 31, 2007

(In thousands, except per share amounts)

March 31, 2008 (Unaudited)	December 31, 2007
Assets		
Investment properties:		
Land	$ 1,503,001	$ 1,469,446
Building and other improvements	5,767,053	5,653,689
Developments in progress	138,459	151,972
	7,408,513	7,275,107
Less accumulated depreciation	(600,601)	(547,953)
Net investment properties	6,807,912	6,727,154
Cash and cash equivalents	124,017	117,360
Investment in marketable securities	259,048	240,493
Investment in unconsolidated joint ventures	105,394	105,937
Accounts and notes receivable (net of allowances of $8,723 and $8,216, respectively)	147,885	154,494
Goodwill	377,916	377,916
Acquired lease intangibles, net	434,298	443,167
Other assets	106,464	139,310
Total assets	$ 8,362,934	$ 8,305,831
Liabilities and Shareholders' Equity		
Liabilities:		
Mortgages and notes payable	$ 4,346,496	$ 4,271,160
Line of credit	125,000	75,000
Accounts payable and accrued expenses	60,249	60,674
Distributions payable	25,874	25,964
Acquired below market lease intangibles, net	126,648	123,447
Other financings	67,221	63,679
Other liabilities	66,344	65,615
Total liabilities	4,817,832	4,685,539
Minority interests	21,881	21,527
Commitments and contingencies		
Shareholders' equity:		
Preferred stock, $0.001 par value, 10,000 shares authorized, none outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 483,248 and 484,921 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	483	485
Additional paid-in capital	4,369,977	4,386,703
Accumulated distributions in excess of net income	(808,766)	(740,816)
Accumulated other comprehensive loss	(38,473)	(47,607)
Total shareholders' equity	3,523,221	3,598,765
Total liabilities and shareholders' equity	$ 8,362,934	$ 8,305,831

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three Months Ended March 31, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statement of Stockholders' Equity

For the Three Months Ended March 31, 2008

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Three Months Ended March 31, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

Three Months Ended March 31,	
		2008	2007
Cash flows from financing activities:			
Shares repurchased through SRP	$	(56,381) $	(21,069)
Proceeds from margin debt related to investment securities		12,381	49,616
Proceeds from mortgages and notes payable		7,907	299,850
Principal payments on mortgages and notes payable		(617)	(652)
Lump-sum payoffs of mortgages and notes payable		-	(242,648)
Proceeds from unsecured line of credit		50,000	-
Payment of rate lock deposits		(5,400)	-
Payment of loan fees and deposits		(88)	643
Distributions paid, net of DRP		(38,153)	(33,369)
Payoff of other financings		3,542	(37,825)
Net cash (used in) provided by financing activities		(26,809)	14,546
Net increase (decrease) in cash and cash equivalents		6,657	(56,022)
Cash and cash equivalents, at beginning of period		117,360	227,751
Cash and cash equivalents, at end of period	$	124,017 $	171,729

Supplemental cash flow disclosure, including non-cash activities:			
Cash paid for interest, net of interest capitalized	$	54,679 $	54,449
Distributions payable	$	25,874 $	23,991
Distributions reinvested	$	39,650 $	38,453
Investment properties:			
Land, building and other improvements	$	(118,432) $	(105,824)
Assumption of mortgage debt		56,500	-
Other financings		-	2,100
Mortgage discount		(3,944)	-
	$	(65,876) $	(103,724)
Developments in progress placed in service	$	27,843 $	-
Redemption of minority interests:			
Land	$	- $	5,937
Building and other improvements, net of accumulated depreciation		-	43,090
Investment in unconsolidated joint ventures		-	10,795
Acquired lease intangibles and other assets		-	3,203
Other assets		-	2,436
Mortgages and notes payable		-	(35,933)
Acquired below market lease intangibles and other liabilities		-	(7,339)
Other liabilities		-	(438)
Minority interests		-	(24,332)
	$	- $	(2,581)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2007, which are included in our 2007 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

(1)   Organization and Basis of Presentation

Inland Western Retail Real Estate Trust, Inc. (the “Company”) was formed on March 5, 2003 to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties.

All amounts in this Form 10-Q are stated in thousands with the exception of per share amounts, square foot amounts, number of properties, number of states, number of leases and number of employees.

The Company, through two public offerings and the merger, sold or issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds including merger consideration of $4,595,192.  In addition, as of March 31, 2008, the Company had issued 50,510 shares through its distribution reinvestment program ("DRP") at $9.50 to $10.00 per share for $491,519 and had repurchased a total of 26,745 shares through its share repurchase program ("SRP") at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $261,712.  As a result, the Company had total shares outstanding of 483,248 and had realized total net offering proceeds, including merger consideration before offering costs, of $4,824,999 as of March 31, 2008.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Shares of common stock issued (37,500 shares at $10.00 per share)	$375,000
Tangible assets acquired	(482)
Intangible assets	(621)
Additional merger costs and fees incurred	4,019

Goodwill	$377,916

The Company is qualified and has elected to be taxed as a Real Estate Investment Trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS does not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income will be consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications have been made to the 2007 consolidated financial statements to conform to the 2008 presentation.

During the three months ended March 31, 2008, as part of its lease accounting and financial close processes, the Company determined that it had understated the prior year’s expenses by approximately $960, or $0.002 per common share.  The errors were not considered material to the results of operations of any prior period or the current period.  Therefore, certain adjustments related to these expenses have been recognized in the Company’s financial statements for the three months ended March 31, 2008.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”) and limited partnerships (“LPs”).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if the entity is a variable interest entity and the Company is the primary beneficiary (as defined in FASB Interpretation (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised).  Following consideration under FIN 46(R), if required, the Company also evaluates applicable partially-owned entities under Emerging Issues Task Force ("EITF") Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners Have Certain Rights for consolidation considerations.  The Company has ownership interests ranging between 5% and 95% in the LLCs or LPs which own 12 of the operating properties in its portfolio.  The Company has also made investments in nine real estate development joint ventures.  Under the guidance of FIN 46(R) and EITF 04-5, these entities, with the exception of three development joint ventures, are consolidated by the Company.

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

The Company has entered into an agreement with an LLC formed as an insurance association captive (“Captive”), which is wholly-owned by the Company, two affiliated entities, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc., and previously owned by one non-affiliated entity which withdrew from the Captive in October 2007, at the approval of the members.  The Captive is serviced by an affiliate, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Minority interests” in the accompanying consolidated financial statements.

On March 1, 2007, the Company transferred real estate and investments in consolidated and unconsolidated joint ventures to certain joint venture partners in redemption of their interest in the venture.  The transaction was accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) and resulted in an aggregate gain of $4,657 on redemption of minority interest.  Such gain is included in “Other income” in the accompanying consolidated statement of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreement.

The Company had previously accounted for the redemption of its interest in the joint venture based on its historical cost, which resulted in a loss on redemption of $5,889, as previously reflected in the consolidated statement of operations for the three months ended March 31, 2007.  The Company subsequently determined in 2007 that the redemption value should have been marked to fair value, which resulted in a gain on redemption of $4,657, and is reflected in the accompanying statement of operations for the three months ended March 31, 2007.  As the gain was fully allocated to the minority interest partners, the error had no impact to the net loss for the three months ended March 31, 2007.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

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

•

who constructs or directs the construction of the improvements; and

•

whether the tenant or landlord is obligated to fund cost overruns.

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

Goodwill: The Company has recorded goodwill as part of the November 15, 2007 business combination.  The Company applies SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142), when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill). If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

discount rate is a significant factor in determining the market valuation which requires the Company's judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $15,347 and $14,002 for the three months ended March 31, 2008 and 2007, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of none and $24 for the three months ended March 31, 2008 and 2007.  There is no amortization expense for the three months ended March 31, 2008, due to the write-off of the customer relationship value at December 31, 2007, relating to a tenant for which there is no continuing value.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $1,933 and $1,927 was applied as a reduction to rental income for the three months ended March 31, 2008 and 2007, respectively.  Amortization pertaining to the below market lease costs of $2,797 and $3,181 was applied as an increase to rental income for the three months ended March 31, 2008 and 2007, respectively.

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

If all of the above criteria are met, we classify the asset as held for sale.  On the day that these criteria are met, we suspend depreciation on the assets held for sale, including depreciation for tenant improvements and additions, as well as on the amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.  There were no assets held for sale at March 31, 2008 or December 31, 2007.

In accordance with the SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company performs a quarterly analysis to identify impairment indicators to ensure that each investment property's carrying value does not exceed its fair value. If an impairment indicator is present, the Company performs an undiscounted cash flow valuation analysis based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value among other assumptions to be made upon valuing each property.  This valuation is sensitive to the actual results of any of these uncertain factors, either individually or taken as a whole.  Based upon the Company's judgment, no impairment was warranted for the three months ended March 31, 2008.  For the three months ended March 31, 2007, $13,560 of impairment was warranted.

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

Development Projects:  The Company capitalizes costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $5,510 and $2,262 at March 31, 2008 and December 31, 2007, respectively, consist of costs incurred and not yet paid pertaining to the development projects and are included within “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

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

Notes Receivable: Notes receivable relate to real estate financing arrangements and bear interest at a market rate based on the borrower's credit quality and are recorded at face value.  Interest is recognized over the life of the note.  The Company requires collateral for certain notes.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company's judgment, no notes receivable were impaired as of March 31, 2008 or December 31, 2007.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

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

Loan Fees: Loan fees are amortized using the effective yield method over the life of the related loans as a component of interest expense.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for years beginning after November 15, 2008.  The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application is allowed.  The Company has not elected the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This Statement amends Statement No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  The Statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is evaluating the effect of implementing this Statement and its effect upon the Company’s consolidated financial statements.

(3)  Discontinued Operations

The Company employs a business model which utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy calls for the Company to sell properties that do not measure up to its standards and re-deploy the sales proceeds into new, higher quality acquisitions and developments that are expected to generate sustainable revenue growth and more attractive returns.

On November 29, 2007, the Company closed on the sale of four American Express properties with an aggregate sale price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in the United States and one is located in Canada with approximately 1,562 square feet in total.  The Company recognized a gain on the sale of operating properties of $19,564 and a $17,732 gain on the extinguishment of debt relating to $150,460 of debt assumed by the purchaser.  The Company also wrote off approximately $970 in customer relationship value on the remaining American Express properties due to this sale.  The Company does not allocate general corporate interest expense to discontinued operations.

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

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, the Company paid an advisor asset management fee of not more than 1% of the average invested assets to its former business manager/advisor.  Average invested asset value was defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computed the average invested assets by taking the average of these values at the end of each month for which the fee was being calculated.  The fee was payable quarterly in an amount equal to 1/4 of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company’s average invested assets, maximum fees of $19,640 were allowed for the three months ended March 31, 2007.  The business manager/advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  At March 31, 2008 and December 31, 2007, no advisor asset management fees remained unpaid.  The business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to the Company’s administration and acquisition of properties.  For the three months ended March 31, 2008 and 2007, the Company incurred none and $225, respectively, of these costs.  Of these costs, $221 and $404 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Agreements Surviving Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  The Company incurred property management fees of $8,244 and $8,587 for the three months ended March 31, 2008 and 2007, respectively.  In addition, the Company reimbursed the property managers for certain salaries and related employee benefits totaling $1,393 and $1,341 for three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  Subsequent to the mergers, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.

An affiliate also provides investment advisory services to the Company related to the Company’s securities investments for an annual fee.  The affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines the Company provides to them.  The affiliate has also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon the Company’s assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  The Company incurred fees totaling $813 and $524 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, $330 and $325, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate provides loan servicing for the Company.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $98 and $172 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

An affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2008 and 2007, the Company paid loan fees totaling none and $873, respectively, to this affiliate.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of the Merger

The Company terminated its acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single tenant properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  For the three months ended March 31, 2008 and 2007, the Company incurred $19 and $82, respectively, of

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

these costs.  Of these costs, $19 and $27 remained unpaid as of March 31, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expense” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the three months ended March 31, 2008 and 2007, the Company incurred none and $18, respectively, of these costs, all of which were paid as of March 31, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with the Company, primarily with its business manager/advisor, where that affiliate will provide the Company with certain legal services in connection with our real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended March 31, 2008 and 2007, the Company incurred $37 and $161, respectively, of these costs.  Of these costs, $60 and $141 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who will each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but the Company will reimburse their expenses in fulfilling their duties under the consulting agreements.   There were no reimbursements under the consulting agreements for the three months ended March 31, 2008 and no amounts remain unpaid at March 31, 2008 and December 31, 2007.

The Company entered into amendments to each of its existing service agreements with certain Inland affiliates, including an amendment to its office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that the Company can obtain certain services from the Inland affiliates for reimbursement of their general and administrative costs relating to the Company’s administration and acquisition of properties.  For the three months ended March 31, 2008 and 2007, the Company incurred $412 and $718, respectively, of these costs.  Of these costs, $701 and $900 remained unpaid as of March 31, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreement are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

The Company sub leases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  As of March 31, 2008 and December 31, 2007, $36 and $55 remained unpaid, respectively.

(5)  Marketable Securities

Investment in marketable securities of $259,048 and $240,493 as of March 31, 2008 and December 31, 2007, respectively, consists of preferred and common stock investments and debt securities which are classified as available-for-sale securities and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive income until realized.  Of the investment securities held as of March 31, 2008 and December 31, 2007, the Company had accumulated other comprehensive losses of $38,473 and $47,607.  Unrealized gains (losses) were equal to $1,098 and $(6,716) for the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008 and 2007, the Company realized a loss of $8,036 and $4,391, respectively, related to a decline in value of securities which were determined to be other than temporary.  Realized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  For the three months ended March 31, 2008 and 2007, the Company realized gains of $226 and $112 on the sales of securities.  Dividend income is recognized when earned.  For the three months ended March 31, 2008 and 2007, dividend income of $5,336 and $5,042, respectively, was earned on marketable securities and is included within “Dividend income” on the accompanying consolidated statements of operations.  As of March 31, 2008 and December 31, 2007 $2,201 and $2,856 of dividend income remained unpaid, respectively, and is included in “Other assets” on the accompanying consolidated balance sheets.

The Company purchased a portion of its securities through a margin account. As of March 31, 2008 and December 31, 2007, the Company had recorded a payable of $120,421 and $108,040, respectively, for securities purchased on margin which is included in “Mortgages and notes payable” on the accompanying consolidated balance sheets.  This debt bears variable interest rates ranging between the London InterBank Offered Rate ("LIBOR") plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2008, these rates were equal to a range between 2.95% and 3.20%.  Interest expense on this debt in the amount of $1,141 and $104 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the three months ended March 31, 2008 and 2007, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities at March 31, 2008 and December 31, 2007 serves as collateral for this debt.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (the "Plan") which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholders’ meeting.

Under the Company’s Independent Director Stock Option Plan, prior to January 1, 2008, each non-employee director was entitled to be granted an option to acquire 3,000 shares as of the date they became a director and an option to acquire an additional 500 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2004, so long as the director remained a member of the Board on such date.  Options granted during the Company’s initial offering period are all currently exercisable at $8.95 per share.  Subsequent to the Company’s initial offering period, options granted as of each annual stockholders’ meeting become fully exercisable on the second anniversary of the date of grant at the fair market value of a share on the last business day preceding the date of each annual meeting.

Beginning January 1, 2008, each non-employee director will be entitled to be granted an option under the Company’s Independent Director Stock Option Plan to acquire 5,000 shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Richard P. Imperiale and Kenneth E. Masick had previously

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional 5,000 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the Board on such date.  All such options will be granted at the fair market value of a share on the last business day preceding the date of each annual stockholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of March 31, 2008 and December 31, 2007, there had been a total of 35 and 25 options issued, respectively, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $3 and $1 related to stock options was recorded during each of the three months ended March 31, 2008 and 2007, respectively.

(7) Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $23,249 and $22,279 as of March 31, 2008 and December 31, 2007.

Operating Leases

The majority of the revenues from the Company's properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within other property income on the consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $616 and $866 for the three months ended March 31, 2008 and 2007.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2018 to 2105. For the three months ended March 31, 2008 and 2007, ground lease rent expense was $2,341 and $2,344,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.  These entities are considered variable interest entities under FIN 46(R); however, the Company believes it is not the primary beneficiary of any of the entities and accordingly, the Company does not consolidate them.

The following table summarizes the Company's notes receivable at March 31, 2008:

(9)  Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of March 31, 2008 were $4,179,977 and had a weighted average interest rate of 4.94%.  Of this amount, $3,989,916 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.91% at March 31, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $190,061 of mortgage debt represented variable rate loans with a weighted average interest rate of 5.57% at March 31, 2008.  Properties with a net carrying value of $6,215,252 at March 31, 2008 and related tenant leases are pledged as collateral.  As of March 31, 2008, scheduled maturities for the Company's outstanding mortgage indebtedness had various due dates through March 1, 2037.

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

Margin Payable

The Company purchased a portion of its securities through a margin account.  As of March 31, 2008 and December 31, 2007, the Company had recorded a payable of $120,421 and $108,040, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points.  At March 31, 2008, these rates were equal to a range between 2.95% and 3.20%.  This debt is due upon demand.  The value of the Company's marketable securities serves as collateral for this debt.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Debt Maturity

The following table shows the mortgage debt payables, notes payable and line of credit maturities during the next five years:

The maturity table excludes other financing obligations as described in Note 1.

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with a one-year extension option.  Funds from this line of credit were used to fund a construction loan receivable and to provide liquidity from the time a property was purchased until permanent debt was placed on the property.  The line of credit requires interest-only payments monthly at the rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of our net worth to total recourse indebtedness.  The Company is also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of March 31, 2008, the Company was in compliance with such covenants.  The outstanding balance on the line of credit was $125,000 and $75,000 at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008, the effective interest rate was 3.725% per annum.

(11)  Investment in Unconsolidated Joint Ventures

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

Effective April 27, 2007, the Company formed a strategic joint venture (“MS Inland”) with a large state pension fund (the “institutional investor”).  The purpose of the joint venture is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, the joint venture initially acquired seven neighborhood retail and community centers, which were contributed to the joint venture by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the joint venture operating agreement, the institutional investor contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties.  Accordingly, under the terms of the agreement the profits and losses of the joint venture are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits and losses of the joint venture for the three months ended March 31, 2008 was $659.  The Company received net operating cash distributions from the joint venture totaling $1,587 for the three months ended March 31, 2008.  During the second quarter of 2007, the Company borrowed $50,000 from the joint venture at an annual interest rate of 4.80% which is reflected in “Mortgages and notes payable” on the consolidated balance sheet.

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

The difference between the Company’s investment in the joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of the joint venture’s property assets.  The Company recorded $80 of amortization of this basis difference for the three months ended March 31, 2008.  As of March 31, 2008 and December 31, 2007, the Company’s net investment in the joint venture was $81,404 and $82,358, respectively.

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

Summarized financial information for MS Inland is as follows:

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

(13)  Earnings per Share

Basic earnings per share ("EPS") are computed by dividing net income by the weighted average number of common shares outstanding for the period (the "common shares").  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts.  As of March 31, 2008 and December 31,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

2007, options to purchase 35 and 25 shares of common stock at the weighted average exercise price of $9.40 and $9.16 per share, respectively, were outstanding.  These options to purchase shares were not included in the computation of basic or diluted EPS as the effect would be immaterial.

The basic and diluted weighted average number of common shares outstanding was 484,612 and 447,852 for the three months ended March 31, 2008 and 2007, respectively.

(14)  Income Taxes

The Company made an election to qualify, and believes it is operating so as to qualify as a REIT for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes. A TRS is taxed on its net income at corporate tax rates.  Approximate income tax expense incurred as a result of the TRS was none and $4 for the three months ended March 31, 2008 and 2007, respectively.

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

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision liabilities of $65 and $650 were recorded as of March 31, 2008 and December 31, 2007, respectively.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of March 31, 2008.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2008.  Returns for the calendar years 2003 through 2007 remain subject to examination by Federal and various state tax jurisdictions.

(15)  Provision for Asset Impairment

During the three months ended March 31, 2007, the Company recorded an asset impairment of $13,560 related to an approximately 287,094 square foot, multi-tenant retail property located in University Heights, Ohio.  Having identified certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants, the Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon a revised holding period for the asset.  Therefore, the Company has recorded an impairment loss related to this property to its estimated fair value within the accompanying consolidated statement of operations.  There was no provision for asset impairment for the three months ended March 31, 2008.

(16)  Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 157. SFAS 157 establishes a framework for measuring fair value, which includes a hierarchy based on the quality of inputs used to measure fair value and provides specific disclosure requirements based on the hierarchy.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

Fair Value Hierarchy

SFAS 157 requires the categorization of financial assets and liabilities, based on the inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value hierarchy gives the highest priority to the quoted prices in active markets for identical assets and liabilities and lowest priority to unobservable inputs.  The various levels of the SFAS 157 fair value hierarchy are described as follows:

•

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2 Inputs – Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

•

Level 3 Inputs - Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurement.

SFAS 157 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents the Company’s assets and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2008:

Description	Quoted Prices in Active Markets for Identical Assets (Level 1)
Available-for-sale-securities	$259,048

(17)  Recent Developments

On December 28, 2007, the Company executed a Lease Termination Agreement with Tops Market (56,595 square feet) at University Square in University Heights, Ohio. The Company recorded the termination fee income on January 2, 2008 of approximately $5,000 upon receipt of cash as all conditions of the termination agreement were met on such date.  Upon execution of a loan modification from lender on January 2, 2008 the cash was escrowed by lender as required.

On January 1, 2008, the Company placed the development project know as Shoppes at Stroud into service.

On February 14, 2008, the Company acquired a shopping center know as Jefferson Commons, located in Newport News, VA, for purchase price of $79,644 with 306,249 square feet and assumption of mortgage debt with a principal balance of $56,500.

During the three months ended March 31, 2008, the Company funded earnouts totaling $39,275 to purchase an additional 131,569 square feet at eleven existing properties.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $112,529 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into two construction loan agreements and four other installment note agreements in which the Company has committed to fund up to a total of $37,508.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2008 was $28,984.  Therefore, the Company may be required to fund up to an additional $8,524 on these loans.

The Company guarantees a portion of the construction debt associated with certain of its development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of March 31, 2008, the amount guaranteed by the Company was $6,795.

As of March 31, 2008, the Company had thirteen irrevocable letters of credit outstanding related to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  The balance of outstanding letters of credit at March 31, 2008 was $22,063.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of March 31, 2008, the Company had outstanding rate lock deposits of $15,832; $982 of this amount was for full rate lock deposits on two properties currently owned and $14,850 was for agreements locking only the Treasury portion of mortgage debt interest rates.  These Treasury lock agreements lock the Treasury portion of rates at 4.51% and 4.63% on $135,000 in positions that can be converted into full rate locks in the first quarter of 2008, or can be extended for three, one month periods.  Both of the Treasury locks were extended, one of which had a maturity date of May 8, 2008, the other of which has a maturity date of June 30, 2008. The Treasury lock agreement that was to mature on May 8, 2008 was cancelled on April 18, 2008.

The Company's decision to acquire a property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company's receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

(19)  Litigation

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.
Notes to Consolidated Financial Statements

(20)  Subsequent Events

During the period April 1, 2008 to May 14, 2008, the Company:

•

Issued 2,570 shares of common stock through the DRP and repurchased 2,701 shares of common stock through the SRP resulting in a total of 483,117 shares of common stock outstanding at May 13, 2008;

•

Paid distributions of $51,699 to stockholders in April and May 2008, for March and April 2008, respectively.  The distribution represented an annualized distribution rate of $0.64 per share;

•

Funded earnouts totaling $2,819 to purchase an additional 7,467 square feet at two existing properties;

•

Funded an additional $2,185 on three existing construction loans;

•

Funded additional capital of $731 on three existing development joint ventures;

•

Borrowed an $44,000 mortgage payable on one existing property with a fixed rate of 5.66% and a term of five years;

•

Borrowed an $8,250 mortgage payable on one existing property with a variable interest rate and a term of five years.  Concurrent with this borrowing, the Company entered into a $8,250 notional principal interest rate swap.  This swap converted the variable interest rate to a fixed rate of 3.81% and matures the same day as the related mortgage payable;

•

Refinanced a $10,235 mortgage payable at one existing property with a new interest rate of 5.28% and an eight year term;

•

Repaid $50,000 on the unsecured line of credit;

•

On April 18, 2008, one of the two Treasury lock agreements entered into to secure interest rates on mortgage debt on properties currently owned or planned to purchase was terminated for a cost of $4,398; and

•

On May 2, 2008, Linens ‘n Things, a national retailer, declared Chapter 11 Bankruptcy.  Linens ‘n Things currently leases 792,459 square feet in twenty-six of the Company’s properties and intends to close seven of these stores totaling 203,784 square feet.

.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2008.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008 and as amended on April 29, 2008.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of March 31, 2008, our portfolio consisted of 291 operating properties wholly-owned by us (the wholly-owned properties) and 12 operating properties in which we own between 5% and 95% (the consolidated joint venture properties), for a total of 303 operating properties.  We have also invested in nine real estate development joint venture projects, six of which we consolidate.

In this report all references to “we,” “our” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries including joint ventures.

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

The properties in our portfolio are located in 38 states.  As of March 31, 2008, our portfolio consisted of 181 multi-tenant shopping centers and 122 free-standing, single-user properties of which 103 are net lease properties. The portfolio contains an aggregate of approximately 45,333 million square feet of GLA, of which approximately 96% of the GLA was physically leased and 97% was economically leased.  The weighted average occupied GLA was 96% as of March 31, 2008 and 97% as of December 31, 2007.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of March 31, 2008, approximately 67% is generated by anchor or credit tenants, including Mervyn’s, PetSmart, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, Circuit City, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 303 wholly-owned and consolidated joint venture operating properties as of March 31, 2008, 136 were located west of the Mississippi River.  These 136 properties equate to approximately 46% of our GLA and approximately 48% of our annualized base rental income as of March 31, 2008.  The remaining 167 of our properties are located east of the Mississippi River.

During the three months ended March 31, 2008, we invested approximately $118,919 for the acquisition of one multi-tenant shopping center and funding of fifteen earnouts at eleven existing properties, containing a total GLA of approximately 437,818 square feet.  We also invested approximately $2,911 in real estate development and other real estate joint ventures.  We received approximately $39,650 in investor proceeds through our DRP and obtained approximately $56,500 in mortgage and other financing proceeds.

Same store sales fell by 0.5% year over year at U.S. retail chain stores in March 2008.  This news, combined with consumer worries about a slowing U.S. economy, rising food and energy prices, and the housing crisis poses difficulties for retailers in the coming months.  Retail sales did increase in March by 0.2% when compared to February but this increase is attributed to sales at gasoline stations, which were helped by high energy prices.

Weakness in sales was evident in many sectors.  Sales decreased 1.6% at building material stores; 0.3% at furniture stores; 0.4% at electronics and appliance stores; and 0.5% at clothing stores.  Certain sectors such as grocery store, drug store and wholesale clubs, in particular, did see positive same store sales growth, ranging from 2-5%.

The consumer spending slump and tightening credit markets are taking its toll on national retailers.  Since last Fall, eight to ten mostly midsize chains have filed for bankruptcy protection amid declining sales and huge debt burdens, the most notable being Linens ‘n Things.  We are currently in the process of assessing our exposure to the seven announced Linen ‘n Things store closings in our portfolio, but we do believe that solid asset management opportunities exist at over half of the locations through retenanting and releasing.

The outlook for the rest of the year is guarded at best.  Most experts expect economic activity to strengthen in the second half of the year, in part as the result of stimulative monetary and fiscal policies, TNS Retail Forward predicts that federal tax rebates will provide retail sales with a significant boost in the next two quarters, estimating an increase in retail sales by as much as 1.5% in the second quarter and 3% in the third quarter.

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

We continually monitor the sales trends and financial strength of all of our major tenants.  We believe that we will be able to reduce our exposure to credit risk and increase our rental stream by accepting certain spaces related to troubled retailers back and releasing at market rent.  We believe that select locations with troubled tenants are currently leased at rents that are at or below market and if we are able to take back spaces currently leased to troubled tenants we could receive a termination fee and have a leasing opportunity.  We use this strategy to try to maximize our profitability and minimize any exposure that we have for store closings.  We do not expect store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements.  The tenants with which we have concerns represent 3.4% of our current total portfolio annualized rental income.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities and other investments, partially-owned entities and allowance for doubtful accounts.  For the three months ended March 31, 2008, there were no material changes to these policies.

Results of Operations

Comparison of the Three Months Ended March 31, 2008 to March 31, 2007

The table below presents operating information for our same store portfolio consisting of 295 operating properties acquired or placed in service prior to January 1, 2007, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended March 31, 2008 and 2007.

Net operating income increased by $15,961 or 13.2%.  Total rental income, tenant recoveries and other property income increased by $8,570 or 4.7% and total property operating expenses decreased by $7,391 or 12.3% for the three months ended March 31, 2008, as compared to March 31, 2007.

Rental income. Rental income (excluding straight-line rental income and the amortization of above and below market lease intangibles) increased overall by $4,263 or 3.1%.  Same store sales increased slightly by 1.2% while other investment properties increased 40.7%.  These increases are attributable to the following:

•

the acquisition of properties subsequent to March 31, 2007, resulting in additional rental income of $8,468 offset by seven properties contributed to a joint venture with rental income of $5,801;

•

the completion of 51 earnouts subsequent to March 31, 2007; and

•

leasing of renewal or previously vacant space at rental rates in excess of the previous rental rates.

Tenant recovery income. Tenant recovery income decreased overall by $992 or 2.6%.  The decrease is primarily attributable to the following:

•

a decrease in tenant recovery income on the same store properties for the three months ended March 31, 2007 as a result of the decrease in real estate taxes described below.

Other property income. Other property income increased overall by $5,299 or 150.5%.  The increase is primarily attributable to the following:

•

termination fee income in the amount of $4,963 from Topps Market at University Square in University Heights, Ohio, a same store property.

Property operating expenses.  Property operating expenses (excluding straight-line ground lease expense) decreased overall by $4,916 or 13.6%.  The decrease is primarily attributable to the following:

•

a decrease in property management fees of $8,298 or 99.0%.  As a result of the merger on November 15, 2007, the property management fees for the three months ended March 31, 2008, eliminated in consolidation, were offset by $3,761 of corporate property management operating expenses;

•

bad debt expense of $1,704 or 48.0% for same store properties as a result of increased direct write-off of uncollectible tenant receivables and resolution of tenant balances throughout 2007 and the first quarter 2008; and

•

insurance expense of $460 or 27.4% due primarily to a $481 or 29.5% decrease for same store properties due to an insurance premium reduction as a result of an audit.

These decreases were offset by increases in property operating expenses due to the following:

•

certain recoverable and non-recoverable expenses of $1,149 or 5.4% for same store properties due to increases for snow removal, cleaning, security, painting, lighting repairs, marketing and leasing costs; and

•

certain recoverable and non-recoverable expenses of $770 or 78.9% for other investments properties attributable to the acquisition of eight properties and one joint venture development property placed in service since March 31, 2007.

Real estate taxes. Real estate taxes decreased overall by $2,475 or 10.5%. The decrease is primarily attributable to the following:

•

projections utilized to estimate real estate taxes for the three months ended March 31, 2007, were revised downward during the balance of 2007 as a result of changes in estimates for actual taxes paid.  Real estate taxes for the three months ended March 31, 2008, are based upon 2007 actuals as well as other relevant indicators.

Other income. Other income decreased overall by $7,659 or 38.4%. The decrease is primarily attributable to the following:

•

interest income of $3,417 or 71.6% including $1,507 as a result of decreases in operating cash and short-term investments and $1,903 as the result of the full or partial payoffs of one mortgage note receivable and four construction loan receivables subsequent to March 31, 2007; and

•

other income of $3,565 or 86.3%, as a result of a $4,657 gain resulting from the redemption of certain minority interests to our joint venture partner during the three months ended March 31, 2007.

Other expenses. Other expenses decreased overall by $9,174 or 6.2%. The decrease is primarily attributable to the following:

•

an impairment loss of $13,560 related to a multi-tenant retail property located in University Heights, Ohio, for the three months ended March 31, 2007; and

•

minority interests of $4,348 or 92.3% as a result of the allocation of a $4,657 gain on the redemption of certain minority interests to our joint venture partner;

These decreases were offset by the following increases in other expenses:

•

depreciation and amortization of $4,266 or 6.5% as a result of the acquisition of seven properties and earnouts completed subsequent to March 31, 2007, in addition to the write-off of tenant improvements and intangible assets related to tenants that vacated early during the three months ended March 31, 2008;

•

general and administrative expenses of $821 or 19.7% which was primarily due to professional fees of $1,208 or 257.1% representing legal fees associated with litigation, accounting fees and the costs of Sarbanes Oxley compliance offset by a decrease in state income tax expense of $771 or 81.7%; and

•

realized loss on investment securities of $3,531 or 82.5% as a result of a $3,645 decline in fair value of certain investment securities determined to be other than temporary.

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

FFO is calculated as follows:

	Three months ended March 31,
	2008	2007
Net income (loss)	$9,763	$(7,624)

Depreciation and amortization on investment properties	70,255	67,674

Minority interests share of depreciation related to consolidated joint venture	(638)	(1,286)

Funds from operations	$79,380	$58,764

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.16 per share distribution declared for the three months ended March 31, 2008 and 2007, represented 98% and 122%, respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our Board of Directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the Board of Directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the Board of Directors may deem relevant.

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

•

Dividend payments

•

Debt repayment requirements, including both principal and interest

•

Stock repurchases

•

Corporate and administrative expenses

• Operating cash flow • Borrowings under revolving credit facilities • Dividend reinvestment plan

Long Term:
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

•

Long-term project financing

•

Joint venture financing with institutional partners

•

Equity securities

•

Asset sales

The sources and uses of cash have generally been the same over the past several years. The decrease in the amount of funds necessary for acquisitions in 2008 has been partially offset by the increase in the amount of funds necessary for our investments in the development joint ventures.

Mortgage Debt.  Mortgage loans outstanding as of March 31, 2008 were $4,179,977 and had a weighted average interest rate of 4.94%.  Of this amount, $3,989,916 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.91% at March 31, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt related to consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.94%.  The remaining $190,061 of mortgage debt represented variable rate loans with a weighted average interest rate of 5.57% at March 31, 2008.  As of March 31, 2008, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Line of Credit. On October 15, 2007, we entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000. The facility has an initial term of three years with one-year extension option.  The funds from this line of credit were used for working capital.  The line of credit requires interest only payments monthly at the rate equal to LIBOR plus 80 to 125 basis points, depending on our net worth to total recourse indebtedness.  We are also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service coverage ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of

March 31, 2008, we were in compliance with such covenants.  The outstanding balance on the line of credit was $125,000 as of March 31, 2008 with an effective interest rate of 3.725% per annum.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 through payment of the August 2006 distribution at which point it was increased to $10.00 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of March 31, 2008, we had issued 50,510 shares pursuant to the DRP for an aggregate amount of $491,519.

On December 14, 2006, we announced a modification to the SRP as follows:

•

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting stockholder that has beneficially owned the shares for at least one year; and

•

Effective October 1, 2007, the repurchase price for all shares will be $10.00 per share for any requesting stockholder that has beneficially owned the shares for at least one year.

As of March 31, 2008, 26,745 shares had been repurchased for a total of $261,712.

The following table outlines the share repurchases made during the quarter ended March 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Jan 1 – Jan 31, 2008	1,737	$10.00	1,737	20,977
Feb 1 - Feb 29, 2008	1,870	$10.00	1,870	19,107
Mar 1 – Mar 31, 2008	2,031	$10.00	2,031	17,076
	5,638		5,638

(1)

For 2008, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2007.  The share repurchase limit for 2008 is 22,714.

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

During the three months ended March 31, 2008, we assumed one mortgage loan with a principal amount of $56,500 as a result of acquiring a property on February 14, 2008.  The new loan is a fixed rate loan which bears interest at 5.14%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of March 31, 2008, we had outstanding rate lock deposits of $15,832; $982 of this amount was for full rate lock deposits on two properties currently owned and $14,850 was for agreements locking only the Treasury portion of mortgage debt interest rates.  These Treasury lock agreements lock the Treasury portion of rates at 4.51% and 4.63% on $135,000 in positions that can be converted into full rate locks in the first quarter of 2008, or can be extended for three, one month periods.  Both of the Treasury locks were extended, one of which had a maturity date of May 8, 2008, the other of which has a maturity date of June 30, 2008.  The Treasury lock agreement that was to mature on May 8, 2008 was cancelled on April 18, 2008.

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

The following table compares cash flows provided by operations to cash distributions declared for the three months ended March 31, 2008 and 2007:

	2008	2007
Cash flows provided by operations	$89,369	$74,374
Distributions declared	77,713	71,912
Excess	$11,656	$2,462

Statement of Cash Flows Comparison of Three Months Ended March 31, 2008 and 2007

Cash Flows From Operating Activities

Cash flows provided by operating activities were $89,369 and $74,374 for the three months ended March 31, 2008 and 2007, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due to additional revenues generated from the operating properties (including the consolidated joint venture properties) as of March 31, 2008, compared to March 31, 2007 as a result of the acquisition of properties and completion of earnouts.

Cash Flows From Investing Activities

Cash flows used in investing activities were $55,903 and $144,942, respectively, for the three months ended March 31, 2008 and 2007.  Of this amount, $79,424 and $123,102 were primarily used for the acquisition of new properties and earnouts at existing properties during the three months ended March 31, 2008 and 2007, respectively.  In addition, during the three months ended March 31, 2008 and 2007, we invested $17,947 and $8,721, respectively, in marketable securities and other investment and (received) funded $(4,816) and $5,423, respectively, on notes receivable, net of payoffs.

Cash Flows From Financing Activities

Cash flows (used in) provided by financing activities were $(26,809) and $14,546, respectively, for the three months ended March 31, 2008 and 2007.  We paid $56,381 and $21,069 in share repurchases for the three months ended March 31, 2008 and 2007, respectively.  We also generated $55,344 and $19,368 for the three months ended March 31, 2008 and 2007, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of payoffs and the payment of fees and deposits.  During the three months ended March 31, 2008 and 2007, we also generated $12,381 and $49,616, respectively, through the purchase of securities on margin.  We paid $38,153 and $33,369 in distributions, net of distributions reinvested, to our stockholders for the three months ended March 31, 2008 and 2007, respectively.

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

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, we paid an advisor asset management fee of not more than 1% of the average invested assets to our business manager/advisor.  Average invested asset value is defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We computed the average invested assets by taking the average of these values at the end of each month for which the fee is being calculated.  The fee was payable quarterly in an amount equal to 1/4 of up to 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $19,640 were allowed for the three months ended March 31, 2007.  The business manager/advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  As of March 31, 2008 and December 31, 2007, no advisor asset management fees remained unpaid.  The business manager/advisor agreed to forego any fees allowed but not taken on an annual basis.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to our administration and acquisition of properties.  For the three months ended March 31, 2008 and 2007, we incurred none and $225, respectively, of these costs.  Of these costs, $221 and $404 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Agreements Surviving Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  We incurred property management fees of $8,244 and $8,587 for the three months ended March 31, 2008 and 2007, respectively.  In addition, we reimbursed the property managers for certain salaries and related employee benefits totaling $1,393 and $1,341 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  Subsequent to the mergers, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.

An affiliate also provides investment advisory services to us related to our securities investments for an annual fee.  The affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines we provide to them.  The affiliates have also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon our assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  We incurred fees totaling $813 and $524 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, $330 and $325, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An affiliate provides loan servicing for us.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $98 and $172 for the three months ended March 31, 2008 and 2007, respectively.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

An affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2008 and 2007, we paid loan fees totaling none and $873, respectively, to this affiliate.  As of March 31, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of Merger

We terminated our acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with our acquisition of new properties, the affiliate will give us a first right as to all retail, mixed use and single tenant properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested by us, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  For the three months ended March 31, 2008 and 2007 we incurred $19 and $82, respectively, of these costs.  Of these costs, $19 and $27 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the three months ended March 31, 2008 and 2007, we incurred none and $18, respectively, of these costs.  Of these costs, none remained unpaid as of March 31, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with us, primarily with our business manager/advisor, where that affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended March 31, 2008 and 2007, we incurred $37 and $161, respectively, of these costs.  Of these costs, $60 and $141 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who will each provide with us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by our board of directors. The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but we will reimburse their expenses in fulfilling their duties under the consulting agreements.   There were no reimbursements under the consulting agreements for the three months ended March 31. 2008 and no amounts remain unpaid at March 31, 2008 and December 31, 2007.

We entered into amendments to each of our existing service agreements with certain affiliates, including an amendment to our office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that we can obtain certain services from the affiliates for reimbursement of their general and administrative costs relating to our administration and acquisition of properties.  For the three months ended March 31, 2008 and 2007, we incurred $412 and $718, respectively, of these costs.  Of these costs, $701 and $900 remained unpaid as of March 31, 2008 and December 31, 2007, respectively and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreements are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

We sub lease our office space from an affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  As of March 31, 2008 and December 31, 2007, $36 and $55 remained unpaid, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years.  If at the end of the time period allowed certain space has not been leased and occupied, we will own that space without any further payment obligation.  Based on pro forma leasing rates, we may pay as much as $112,529 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into two construction loan agreements and four other installment note agreements in which we have committed to fund up to a total of $37,508.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2008 was $28,984.  Therefore, we may be required to fund up to an additional $8,524 on these loans.

We guarantee a portion of the construction debt associated with certain of the development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of March 31, 2008, the amount guaranteed by us was $6,795.

As of March 31, 2008, we had eleven irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties. Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released. There were also two letters of credit outstanding for the benefit of the Captive. These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.   Additionally, among the consolidated development joint ventures, there were an additional four letters of credit outstanding, which secured certain costs of development and utility deposits.  The balance of outstanding letters of credit at March 31, 2008 was $23,814, of which $22,514 was recourse to us.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of March 31, 2008, we had outstanding rate lock deposits of $15,832; $982 of this amount was for full rate lock deposits on two properties currently owned and $14,850 was for agreements locking only the Treasury portion of mortgage debt interest rates.  These Treasury lock agreements lock the Treasury portion of rates at 4.51% and 4.63% on $135,000 in positions that can be converted into full rate locks in the first quarter of 2008, or can be extended for three, one month periods.  Both of the Treasury locks were extended, one of which had a maturity date of May 8, 2008, the other of which has a maturity date of June 30, 2008.  The Treasury lock agreement that was to mature on May 8, 2008 was cancelled on April 18, 2008.

Our decision to acquire a property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period April 1, 2008 to May 14, 2008, we:

•

Issued 2,570 shares of common stock through the DRP and repurchased 2,701 shares of common stock through the SRP resulting in a total of 483,117 shares of common stock outstanding at May 13, 2008;

•

Paid distributions of $51,699 to stockholders in April and May 2008, for March and April 2008, respectively.  The distribution represented an annualized distribution rate of $0.64 per share;

•

Funded earnouts totaling $2,819 to purchase an additional 7,467 square feet at two existing properties;

•

Funded an additional $2,185 on three existing construction loans;

•

Funded additional capital of $731 on three existing development joint ventures;

•

Borrowed an $44,000 mortgage payable on one existing property with a fixed rate of 5.66% and a term of five years;

•

Borrowed an $8,250 mortgage payable on one existing property with a variable interest rate and a term of five years.  Concurrent with this borrowing, we entered into a $8,250 notional principal interest rate swap.  This swap converted the variable interest rate to a fixed rate of 3.81% and matures the same day as the related mortgage payable;

•

Refinanced a $10,235 mortgage payable at one existing property with a new interest rate of 5.28% and an eight year term;

•

Repaid $50,000 on the unsecured line of credit;

•

On April 18, 2008, one of the two Treasury lock agreements entered into to secure interest rates on mortgage debt on properties currently owned or planned to purchase was terminated for a cost of $4,398; and

•

On May 2, 2008, Linens ‘n Things, a national retailer, declared Chapter 11 Bankruptcy.  Linens ‘n Things currently leases 792,459 square feet in twenty-six of our properties and intends to close seven of these stores totaling 203,784 square feet.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to our consolidated financial statements regarding certain new accounting pronouncements we expect to adopt in 2009.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of March 31, 2008, we had outstanding rate lock deposits of $15,832; $982 of this amount was for full rate lock deposits on two properties currently owned and $14,850 was for agreements locking only the Treasury portion of mortgage debt interest rates.  These Treasury lock agreements lock the Treasury portion of rates at 4.51% and 4.63% on $135,000 in positions that can be converted into full rate locks in the first quarter of 2008, or can be extended for three, one month periods.  Both of the Treasury locks were extended, one of which had a maturity date of May 8, 2008, the other of which has a maturity date of June 30, 2008.  The Treasury lock agreement that was to mature on May 8, 2008 was cancelled on April 18, 2008.

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

We have $190,061 of variable rate debt with an average interest rate of 5.57% as of March 31, 2008.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2008, interest expense increases by approximately $1,901 on an annual basis.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our chief executive officer, chief operating officer/chief financial officer and our chief accounting officer.  Based upon that evaluation, our chief executive officer, chief operating officer/chief financial officer and chief accounting officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2008 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended March 31, 2008 pursuant to the SRP.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs (1)
Jan 1 – Jan 31, 2008	1,737	$10.00	1,737	20,977
Feb 1 - Feb 29, 2008	1,870	$10.00	1,870	19,107
Mar 1 – Mar 31, 2008	2,031	$10.00	2,031	17,076
	5,638		5,638

(1)

For 2008, our Board of Directors established the limitation on the number of shares that could be acquired by us through the SRP at five percent (5%) of the weighted average shares outstanding as of December 31, 2007.  The share repurchase limit for 2008 is 22,714.

Item 6.  Exhibits

Exhibit No.	Description
10.558

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Daniel L. Goodwin. (Included as Exhibit 10.557 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.559

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Robert D. Parks. (Included as Exhibit 10.558 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.560

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and G. Joseph Cosenza. (Included as Exhibit 10.559 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.561

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Richard P. Imperiale. (Included as Exhibit 10.560 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.562

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kenneth E. Masick. (Included as Exhibit 10.561 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.563

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Joseph A. Fleming. (Included as Exhibit 10.562 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.564

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dione K. McConnell. (Included as Exhibit 10.563 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.565

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and David P. Bennett. (Included as Exhibit 10.564 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.566

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kelly E. Tucek. (Included as Exhibit 10.565 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.567

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and James Kleifges. (Included as Exhibit 10.566 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.568

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Ann M. Sharp. (Included as Exhibit 10.567 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.569

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dennis K. Holland. (Included as Exhibit 10.568 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.570

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Niall J. Byrne. (Included as Exhibit 10.569 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.571

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Shane Garrison. (Included as Exhibit 10.570 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.572

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Michael J. O’Hanlon. (Included as Exhibit 10.571 to the Company’s Annual Report on Form 10-K filed on March 31, 2008 [File No. 000-51199] and incorporated herein by reference).

10.573	Amended and Restated Independent Director Stock Option Plan (filed herewith).
10.6 A-J

Indemnification Agreements by and between Inland Western Retail Real Estate Trust , Inc. and its directors and named executive officers (Included as Exhibit 10.6 A-J to the Company’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 [File No. 000-51199] and incorporated herein by reference).

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Michael J. O’Hanlon

By:	Michael J. O’Hanlon
Chief Executive Officer and President

Date:	May 15, 2008

/s/ Steven P. Grimes

By:	Steven P. Grimes
Chief Operating Officer and Chief Financial Officer

Date:	May 15, 2008

/s/ James W. Kleifges

By:	James W. Kleifges
Chief Accounting Officer

Date:	May 15, 2008