Form 10-Q
period 2008-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2008-08-13
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

□			TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of August 11, 2008, there were 482,250,635 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2

Management's Discussion and Analysis of Financial Condition
and Results of Operations

29

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

46

Item 4.

Controls and Procedures

47

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

48

Item 1A.

Risk Factors

48

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

48

Item 6.

Exhibits

49

SIGNATURES

50

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2008 and December 31, 2007

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

For the Three and Six Months Ended June 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2008

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Cash Flows

For the Six Months Ended June 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

| | Six Months Ended June 30, 2008 | Six Months Ended June 30, 2007 |
|---|---|---|
| Cash flows from operating activities: | | |
| Net (loss) income | $ (33,705) | $ 13,470 |
| Adjustments to reconcile net (loss) income to net cash provided by operating activities: | | |
| Depreciation and amortization | 139,259 | 134,225 |
| Provision for asset impairment | 7,700 | 13,560 |
| Impairment of investment securities | 40,728 | - |
| Impairment of investment in unconsolidated entity | 5,524 | - |
| Amortization of loan fees | 3,899 | 4,119 |
| Amortization of acquired above and below market lease intangibles | (1,233) | (2,213) |
| Amortization of discount on debt assumed | 170 | - |
| Straight-line rental income | (6,620) | (8,259) |
| Straight-line ground lease expense | 1,887 | 2,027 |
| Minority interests | 632 | 5,632 |
| Stock based compensation expense | 3 | - |
| Gain on redemption of minority interests | - | (4,657) |
| Gain on contribution of investment properties | - | (11,796) |
| Gain on extinguishment of debt | - | (2,486) |
| Equity in income of unconsolidated entities | (485) | (26) |
| Distributions from unconsolidated joint ventures | 3,358 | - |
| Recognized (gain) loss on investment securities | (2,948) | 5,247 |
| Unrealized loss on derivative instruments | (646) | - |
| Loss on interest rate locks | 9,598 | - |
| Provision for bad debt | 5,880 | 5,106 |
| Payment of leasing fees | (1,772) | (1,557) |
| Changes in assets and liabilities: | | |
| Accounts and rents receivable, net | (8,030) | (12,448) |
| Other assets | 6,151 | 8,078 |
| Accounts payable and accrued expenses | 3,045 | 15,843 |
| Other liabilities | (4,974) | (524) |
| Net cash provided by operating activities | 167,421 | 163,341 |
| | | |
| Cash flows from investing activities: | | |
| Purchase of marketable securities | (25,855) | (16,781) |
| Sale of marketable securities | 9,383 | 5,559 |
| Restricted escrows | 56,620 | 12,564 |
| Purchase of investment properties | (74,222) | (310,301) |
| Investment in developments in progress | (44,666) | (20,853) |
| Acquired lease intangible assets | (7,978) | (37,083) |
| Acquired above market lease intangibles | 5,999 | - |
| Acquired below market lease intangibles | (841) | 7,897 |
| Contributions from minority interests | 995 | 5,408 |
| Distributions to minority interests | - | (11,124) |
| Redemption of minority interests | - | (2,581) |
| Proceeds from contribution of investment properties to unconsolidated joint venture | - | 50,000 |
| Investment in unconsolidated joint ventures | (2,386) | (19,703) |
| Payments received under master lease agreements | 2,683 | 1,960 |
| Funding of notes receivable | (9,444) | (11,312) |
| Payoff of notes receivable | 7,271 | 5,218 |
| Net cash used in investing activities | $ (82,441) | $ (341,132) |

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Cash Flows

(Continued)

For the Six Months Ended June 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

| | Six Months Ended June 30, 2008 | Six Months Ended June 30, 2007 |
|---|---|---|
| Cash flows from financing activities: | | |
| Shares repurchased through SRP | $ (109,904) | $ (39,831) |
| Proceeds from margin debt related to investment securities | 18,348 | 92,816 |
| Payoff of margin debt related to investment securities | (12,310) | (25,000) |
| Proceeds from mortgages and notes payable | 165,171 | 436,436 |
| Principal payments on mortgages and notes payable | (1,222) | (1,261) |
| Lump-sum payoffs of mortgages and notes payable | (10,237) | (242,650) |
| Proceeds from unsecured line of credit | 100,000 | - |
| Payoff of unsecured line of credit | (50,000) | - |
| Payment of rate lock deposits | (5,400) | - |
| Payment of loan fees and deposits | (110) | 2,666 |
| Distributions paid, net of DRP | (77,187) | (66,828) |
| Payoff of other financings | 3,542 | (37,825) |
| Net cash provided by financing activities | 20,691 | 118,523 |
| Net increase (decrease) in cash and cash equivalents | 105,671 | (59,268) |
| Cash and cash equivalents, at beginning of period | 117,360 | 227,751 |
| Cash and cash equivalents, at end of period | $ 223,031 | $ 168,483 |
| Supplemental cash flow disclosure, including non-cash activities: | | |
| Cash paid for interest, net of interest capitalized | $ 109,756 | $ 108,554 |
| Distributions payable | $ 25,793 | $ 24,085 |
| Distributions reinvested | $ 78,133 | $ 77,047 |
| Investment properties: | | |
| Land, building and other improvements | $ (126,778) | $ (416,274) |
| Assumption of mortgage debt | 56,500 | 14,688 |
| Conversion of notes receivable to investment property | - | 86,975 |
| Other financings | - | 4,310 |
| Mortgage discount | (3,944) | - |
| | $ (74,222) | $ (310,301) |
| Developments in progress placed in service | $ 33,567 | $ - |
| Redemption of minority interests: | | |
| Land | $ - | $ 5,937 |
| Building and other improvements, net of accumulated depreciation | - | 43,090 |
| Investment in unconsolidated joint ventures | - | 10,795 |
| Acquired lease intangibles and other assets | - | 5,639 |
| Mortgages and notes payable | - | (35,933) |
| Acquired below market lease intangibles and other liabilities | - | (7,777) |
| Minority interests | - | (24,332) |
| | $ - | $ (2,581) |
| Proceeds from contribution of investment properties to unconsolidated joint venture: | | |
| Land | $ - | $ 60,990 |
| Building and other improvements, net of accumulated depreciation | - | 227,613 |
| Investment in unconsolidated joint ventures | - | (81,998) |
| Accounts and notes receivable | - | 2,166 |
| Acquired lease intangibles and other assets | - | 20,283 |
| Mortgages and notes payable | - | (187,784) |
| Acquired below market lease intangibles and other liabilities | - | (5,552) |
| Gain on contribution of investment properties | - | 11,796 |
| Gain on extinguishment of debt | - | 2,486 |
| | $ - | $ 50,000 |

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2007, which are included in the Company’s 2007 Annual Report, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings and the merger described below, issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds including merger consideration of $4,595,192.  In addition, as of June 30, 2008, the Company had issued 54,359 shares through its distribution reinvestment program (“DRP”) at $9.50 to $10.00 per share for gross proceeds of $530,003 and had repurchased a total of 32,097 shares through its share repurchase program (“SRP”) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $315,235.  As a result, the Company had total shares outstanding of 481,745 and had realized total net offering proceeds, including merger consideration before offering costs, of $4,809,960 as of June 30, 2008.

On November 15, 2007, pursuant to an agreement and plan of merger, approved by its shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which provided business management/advisory and property management services.  Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.

The Company accounted for the merger transaction as a consummation of a business combination between parties with a pre-existing relationship, in accordance with Emerging Issues Task Force (“EITF”) Issue No. 04-01, Accounting for Preexisting Relationships Between Parties to a Business Combination.  According to EITF Issue No. 04-01, the settlement of an executory contract in a business combination as a result of a preexisting relationship should be measured at the lesser of (a) the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items or (b) any stated settlement provisions in the contract available to the counterparty to which the contract is unfavorable.  The Company has determined that its agreements with its former business manager/advisor and property managers resulted in zero allocation of the purchase price to contract termination costs.  The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction.  The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill.

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

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income will be consolidated with REIT income for federal and state income tax purposes.

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

During the six months ended June 30, 2008, as part of its lease accounting and financial close processes, the Company determined that it had understated the prior year’s expenses by approximately $1,368, or $0.003 per common share.  The errors were not considered material to the results of operations of any prior period or the current period.  Therefore, certain adjustments related to these expenses have been recognized in the Company’s financial statements for the six months ended June 30, 2008.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”) and limited partnerships (“LPs”).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), (as defined in Financial Accounting Standards Board (“FASB”) Interpretation  (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the earnings (or loss) of these unconsolidated joint ventures is included in consolidated net income.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has ownership interests ranging from 5% to 95% in LLCs or LPs which own twenty operating properties and nine development projects in its portfolio, thirteen and six, respectively, of which are consolidated in the accompanying consolidated financial statements as of June 30, 2008.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially owned properties only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets in accordance with EITF No. 00-4: Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary.  Interest expense is recorded on such liabilities in amounts equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.

The Company has entered into an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company, two related parties, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc., and previously also owned by one non-related entity which withdrew from the Captive in October 2007, at the approval of the members.  The Captive is serviced by a related party, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Minority interests” in the accompanying consolidated financial statements.

On March 1, 2007, the Company transferred real estate and investments in consolidated and unconsolidated joint ventures to certain joint venture partners in redemption of their interests in the venture.  The transaction was accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) and resulted in an aggregate gain of $4,657 on redemption of minority interest.  Such gain is included in “Other income” in the accompanying consolidated statements of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreement.

The Company had previously accounted for the redemption of its interest in the joint venture based on its historical cost, which resulted in a loss on redemption of $5,889, as previously reflected in the consolidated statements of operations for the six months ended June 30, 2007.  The Company subsequently determined in 2007 that the redemption value should have been marked to fair value, which resulted in a gain on redemption of $4,657, and is reflected in the accompanying statements of operations for the six months ended June 30, 2007.  As the gain was fully allocated to the minority interest partners, the error had no impact to the net loss for the six months ended June 30, 2007.

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

·

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

·

whether the tenant or landlord retains legal title to the improvements;

·

the uniqueness of the improvements;

·

the expected economic life of the tenant improvements relative to the length of the lease;

·

who constructs or directs the construction of the improvements; and

·

whether the tenant or landlord is obligated to fund cost overruns.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily establishes its determination.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease agreements is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.

Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.  Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets.

Staff Accounting Bulletin (“SAB”) No. 104: Revenue Recognition, provides that a lessor should defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental income in accordance with SAB No. 104.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.

The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales will not be recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

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

Goodwill: The Company has recorded goodwill as part of the November 15, 2007 business combination.  The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, when accounting for goodwill, which requires that goodwill not be amortized, but instead evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  No goodwill impairment losses were recognized during the three and six months ended June 30, 2008.

Marketable Securities:  Investments in marketable securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity.  Declines in the value of these investments that management determines are other-than-temporary are recorded as recognized loss on investment securities.

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

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market leases, in-place lease value, any assumed financing that is determined to be above or below market terms and the value of the customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  The Company uses the information contained in the independent appraisal obtained prior to acquisition of each property as the primary basis for the allocation to land and building and improvements.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of the leased space.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market acquired lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which requires the Company’s judgment of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $15,265 and $13,762 for the three months ended June 30, 2008 and 2007, respectively, and $30,612 and $27,764 for the six months ended June 30, 2008 and 2007, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $24 and $49 for the three and six months ended June 30, 2007.  No amortization expense was incurred for the three and six months ended June 30, 2008 due to the write-off of the customer relationship value at December 31, 2007, as it was determined that the customer relationship had no continuing value.

The portion of the purchase price allocated to acquired above market lease costs and acquired below market lease costs is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease costs with fixed rate renewals.  Amortization pertaining to the above market lease costs of $1,869 and $1,853 for the three months ended June 30, 2008 and 2007, respectively, and $3,802 and $3,780 for the six months ended June 30, 2008 and 2007, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease costs of $2,929 and $2,812 was applied as an increase to rental income for the three months ended June 30, 2008 and 2007, respectively, and $5,726 and $5,993 for the six months ended June 30, 2008 and 2007, respectively.

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

Assets Held For Sale: In determining whether to classify an asset as held for sale, the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation on the assets held for sale, including depreciation for tenant improvements and amortization of acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented.  There were no assets held for sale at June 30, 2008 or December 31, 2007.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Impairment:  In accordance with SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s investment properties, including developments in progress, are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in property net operating income and occupancy percentages.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

In accordance with Accounting Principles Board Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SEC Staff Accounting Bulletin Topic 5M: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities (SAB No. 59), the Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as provision for asset impairment.  Based upon the Company’s judgment, an impairment loss of $7,700 was warranted for the three and six months ended June 30, 2008.  An impairment loss of $13,560 was recorded for the six months ended June 30, 2007.  No impairment loss was recorded for the three months ended June 30, 2007.  Based upon the Company’s judgment, an impairment loss of $5,524 was warranted for the three and six months ended June 30, 2008, related to the Company’s investment in an unconsolidated joint venture.  No impairment loss was recorded for the three and six months ended June 30, 2007 related to the Company’s investment in unconsolidated joint ventures.

Conditional Asset Retirement Obligations: In accordance with FIN 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company’s judgment, asset retirement obligations did not have a significant impact on the accompanying consolidated financial statements.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $3,899 and $2,262 at June 30, 2008 and December 31, 2007, respectively, consist of costs incurred and not yet paid pertaining to the development projects and are included within “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Partially-Owned Entities: If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R) and that its variable interest will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both, then it will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF No. 04-5, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole general partner would consolidate the limited partnership in accordance with GAAP.  Finally, the Company generally consolidates entities (in the absence of other factors when determining control) when it

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

has over a 50% ownership interest in the entity.  However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

Notes Receivable:  Notes receivable relate to real estate financing arrangements and bear interest at market rates based on the borrower's credit quality and are recorded at face value.  Interest income is recognized over the life of the note using the effective interest method and the Company generally requires collateral.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and are recognized as interest income thereafter.  Based upon the Company’s judgment, no notes receivable were impaired as of June 30, 2008 or December 31, 2007.

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

Restricted Cash and Escrows: Restricted cash and escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.  Restricted cash and escrows also consist of lenders' escrows and funds restricted through joint venture arrangements and is included as a component of “Other assets” in the accompanying consolidated balance sheets.

Loan Fees: Loan fees are amortized using the effective interest method over the life of the related loans as a component of interest expense.

Derivative and Hedging Activities: In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at their fair values within “Other assets” or “Other liabilities.”  On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability or forecasted transaction. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in net (loss) income.  The Company does not use derivatives for trading or speculative purposes.

Stock Options: The Company adopted SFAS No. 123(R): Share-Based Payment on January 1, 2006.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  The provisions of SFAS No. 123(R) have not and are not expected to have a significant impact on the Company’s consolidated financial statements.  The Company applied the fair value

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

method of accounting as prescribed by SFAS No. 123: Accounting for Stock-Based Compensation for its stock options granted to its independent directors.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  This statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payment transactions under SFAS No. 123(R).  This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities, for which this Statement will be effective for the years beginning after November 15, 2008.  The Company is evaluating the effect of implementing the statement relating to such non-financial assets and liabilities, although the statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application was allowed.  The Company has not elected the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.”  Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS No. 160 is effective for periods beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  The statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company is evaluating the effect of implementing this statement and its effect upon the Company’s consolidated financial statements.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On November 29, 2007, the Company closed on the sale of four properties with American Express as tenants with an aggregate sale price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in the United States and one is located in Canada, with approximately 1,562,000 square feet in total.  The Company recognized a gain on the sale of operating properties of $19,564 and a gain on the extinguishment of $150,460 of debt assumed by the purchaser of $17,732.  The Company also wrote off approximately $970 in customer relationship value on the remaining American Express properties due to this sale.  The Company does not allocate general corporate interest expense to discontinued operations.  Income from discontinued operations had no impact on net (loss) income per common share (basic and diluted) for the periods ended June 30, 2008 and 2007, in the consolidated statements of operations.

(4)  Transactions with Related Parties

On November 15, 2007, the Company acquired its business manager/advisor and property managers in exchange for 37,500 newly issued shares of its stock.  The business manager/advisor and property managers became subsidiaries of the Company.  As part of the acquisition, the Company gained 239 experienced employees to perform the business manager/advisor functions and operate the property management companies.

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, the Company paid an advisor asset management fee of not more than 1% of the average invested assets to its former business manager/advisor.  Average invested asset value was defined as the average of the total book value, including acquired intangibles, of the Company’s real estate assets plus the Company’s loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  The Company computed the average invested assets by taking the average of these values at the end of each month for which the fee was being calculated.  The fee was payable quarterly in an amount equal to 1/4 of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of the Company’s average invested assets, maximum fees of $19,080 and $38,720 were allowed for the three and six months ended June 30, 2007, respectively.  The business manager/advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  The Company incurred fees to its business manager/advisor totaling $9,500 for the three months ended June 30, 2007.  At June 30, 2008 and December 31, 2007, no advisor asset management fees remained unpaid.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to the Company’s administration and acquisition of properties.  For the three months ended June 30, 2007, the Company incurred $212 of these costs.  For the six months ended June 30, 2007, the Company incurred $437 of these costs.  Of these costs none and $404 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Agreements Surviving the Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  Subsequent to the merger, the property managers continue to be entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.  The Company incurred property management fees of $7,592 and $7,656 for the three months ended June 30, 2008 and 2007, respectively.  In addition, the Company reimbursed the property managers for certain salaries and related employee benefits totaling $1,301 and $1,547 for the three months ended June 30, 2008 and 2007, respectively.  The Company incurred property management fees of $15,836 and $16,276 for the six months ended June 30, 2008 and 2007, respectively.  In addition, the Company reimbursed the property managers for certain salaries and related employee benefits totaling $2,650 and $2,859 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, none remained unpaid.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

A related party also provides investment advisory services to the Company related to the Company’s securities investments for an annual fee.  The related party has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines the Company provides to them.  The related party has also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon the Company’s assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  The Company incurred fees totaling $525 and $570 for the three months ended June 30, 2008 and 2007, respectively.  The Company incurred fees totaling $1,013 and $1,094 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, $164 and $325, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

A related party provides loan servicing for the Company.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $101 and $150 for the three months ended June 30, 2008 and 2007, respectively.  Such fees totaled $207 and $321 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

A related party facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three and six months ended June 30, 2007, the Company paid loan fees totaling $196 and $785, respectively, to this affiliate.  No loan fees were paid for the three and six months ended June 30, 2008.  As of June 30, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of the Merger

The Company terminated its acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  For the three months ended June 30, 2008 and 2007, the Company incurred none and $10, respectively, of these costs.  For the six months ended June 30, 2008 and 2007, the Company incurred $19 and $92, respectively, of these costs.  Of these costs, none and $27 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expense” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

advisory and client fees and reimbursement of project expenses.  For the three and six months ended June 30, 2007, the Company incurred $220 and $238, respectively, of these costs.  No costs were incurred for the three and six months ended June 30, 2008.  No amounts remained unpaid as of June 30, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with the Company, where that affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended June 30, 2008 and 2007, the Company incurred $134 and $345 respectively, of these costs.  For the six months ended June 30, 2008 and 2007, the Company incurred $171 and $506, respectively, of these costs.  Of these costs, none and $141 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who will each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but the Company will reimburse their expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements under the consulting agreements for the three months ended June 30, 2008.  There were no reimbursements under the consulting agreements for the six months ended June 30, 2008 and no amounts remain unpaid at June 30, 2008 and December 31, 2007.

The Company entered into amendments to each of its existing service agreements with certain Inland affiliates, including an amendment to its office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that the Company can obtain certain services from the Inland affiliates for reimbursement of their general and administrative costs relating to the Company’s administration and acquisition of properties.  For the three months ended June 30, 2008 and 2007, the Company incurred $584 and $453, respectively, of these costs.  For the six months ended June 30, 2008 and 2007, the Company incurred $996 and $1,171, respectively, of these costs.  Of these costs, $284 and $900 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreement are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  As of June 30, 2008 and December 31, 2007, none and $55 remained unpaid, respectively.

(5)  Marketable Securities

Investment in marketable securities of $254,060 and $240,493 as of June 30, 2008 and December 31, 2007, respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized losses were equal to $4,229 and $5,179 for the three months ended June 30, 2008 and 2007, respectively and $2,905 and $11,783 for the six months ended June 30, 2008 and 2007, respectively.  During the three months ended June 30, 2008 and 2007, the Company recognized losses of $32,692 and $948, respectively related to declines in the value of securities which were determined to be other than temporary.  During the six months ended June 30, 2008 and 2007, the Company recognized losses of $40,728 and $5,339, respectively, related to declines in the value of securities which were determine to be other than temporary.  In addition, during the three months ended June 30, 2008 and 2007 the Company recognized gains (losses) of $2,722 and $(20), respectively on sales of securities.  For the six months ended June 30, 2008 and 2007, the Company recognized gains of $2,948 and $92, respectively on sales of securities.

During the three months ended June 30, 2008 and 2007, dividend income of $6,653 and $5,396, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, dividend income of $11,989 and $10,438, respectively, was earned on marketable securities and is included in “Dividend income’ in the accompanying consolidated statements of operations.  As of June 30, 2008 and December 31, 2007, $2,320 and $2,856 of dividend income remained unpaid, respectively, and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of June 30, 2008, the Company had gross unrealized gains of $371 and gross unrealized losses of $13,104 recorded in accumulated other comprehensive loss.  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of June 30, 2008.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit characteristics, additional other than temporary impairment losses may occur in future periods.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charged will be recognized at that time.

The Company purchased a portion of its securities through a margin account.  As of June 30, 2008 and December 31, 2007, the Company had recorded a payable of $114,078 and $108,040, respectively, for securities purchased on margin which is included in “Mortgages and notes payable” on the accompanying consolidated balance sheets.  This debt bears variable interest rates ranging between the London InterBank Offered Rate (“LIBOR”) plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2008, these rates were equal to a range between 2.71% and 2.96%.  Interest expense on this debt in the amount of $950 and $756 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the three months ended June 30, 2008 and 2007, respectively.  Interest expense on this debt in the amount of $2,091 and $860 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the six months ended June 30, 2008 and 2007, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities at June 30, 2008 and December 31, 2007 serves as collateral for this debt.

(6)  Stock Option Plan

The Company has adopted an Independent Director Stock Option Plan (“Plan”) which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholders’ meeting.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Under the Company’s Plan, prior to January 1, 2008, each non-employee director was entitled to be granted an option to acquire 3,000 shares as of the date they became a director and an option to acquire an additional 500 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2004, so long as the director remained a member of the Board on such date.  Options granted during the Company’s initial offering period are all currently exercisable at $8.95 per share.  Subsequent to the Company’s initial offering period, options granted as of each annual stockholders’ meeting become fully exercisable on the second anniversary of the date of grant at the fair value of a share on the last business day preceding the date of each annual meeting.

Beginning January 1, 2008, each non-employee director will be entitled to be granted an option under the Company’s Plan to acquire 5,000 shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Richard P. Imperiale and Kenneth E. Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional 5,000 shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the Board on such date.  All such options will be granted at the fair value of a share on the last business day preceding the date of each annual stockholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of June 30, 2008 and December 31, 2007, there had been a total of 35 and 25 options issued, respectively, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $3 and $1 related to stock options was recorded during each of the six months ended June 30, 2008 and 2007, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $24,961 and $22,279 as of June 30, 2008 and December 31, 2007, respectively.

Operating Leases

The majority of the revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included within property operating expenses and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $490 and $553 for the three months ended June 30, 2008 and 2007, respectively, and $1,103 and $1,419 for the six months ended June 30, 2008 and 2007, respectively.

Ground Leases

The Company leases land under non-cancelable operating leases at certain of the properties expiring in various years from 2018 to 2105.  For the three months ended June 30, 2008 and 2007, ground lease rent expense was $2,341 and $2,362, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  For the six months ended June 30, 2008 and 2007, ground lease rent expense was $4,682 and $4,706, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.

The following table summarizes the Company’s notes receivable at June 30, 2008:

(9)  Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of June 30, 2008 were $4,326,400 and had a weighted average interest rate of 4.90%.  Of this amount, $4,116,560 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94% at June 30, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $209,840 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.16% at June 30, 2008.  Properties with a net carrying value of $6,249,459 at June 30, 2008 and related tenant leases are pledged as collateral.  As of June 30, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Derivative Instruments

All derivatives are recognized on the consolidated balance sheets at their fair value. On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability or forecasted transaction. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported as “Interest expense” in the consolidated statements of operations.

In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge interest rate risk associated with variable-rate borrowings.  The swap was effective at June 30, 2008 and converts one-month LIBOR into a fixed rate of approximately 3.81% for $8,250 of term loan debt.  As of June 30, 2008, the fair value of the Company’s $8,250 interest rate swap was an asset of $91 which is included in “Other assets” in the consolidated balance sheets.  No ineffectiveness was recorded for the three months ended June 30, 2008 in relation to this swap.

In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge interest rate risk associated with variable-rate borrowing.  The swap was effective at June 30, 2008 and converts one-month LIBOR into a fixed rate of approximately 4.06% for $75,000 of term loan debt.  As of June 30, 2008, the fair value of the Company’s $75,000 interest rate swap was a liability of $737 which is included in “Other liabilities” in the consolidated balance sheets.  No ineffectiveness was recorded for the three months ended June 30, 2008 in relation to this swap.

Margin Payable

The Company purchased a portion of its securities through a margin account.  As of June 30, 2008 and December 31, 2007, the Company had recorded a payable of $114,078 and $108,040, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 50 basis points.  At June 30, 2008, these rates were equal to a range between 2.71% and 2.96%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.

Debt Maturity

The following table shows the mortgage debt payables, notes payable and line of credit maturities during the next five years:

The maturity table excludes other financing obligations as described in Note 1.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with a one-year extension option.  The funds from this line of credit were used for working capital.  The line of credit requires interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of the Company’s net worth to total recourse indebtedness.  The Company is also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2008, the Company was in compliance with such covenants.  The outstanding balance on the line of credit was $125,000 and $75,000 at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008, the effective interest rate was 3.30% per annum.

(11)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

These investments are accounted for using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company’s share of net income or loss from the unconsolidated entity.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

The ownership percentage associated with San Gorgonio Village is based upon the estimated projected cost to complete the development project and is subject to change based upon actual completion costs.  The construction loan associated with the project is guaranteed by the Company’s joint venture partner and therefore, the joint venture partner bears the greatest risk of loss related to the venture.  During the three months ended June 30, 2008, the Company determined that its investment in San Gorgonio Village was not recoverable as a result of construction cost overruns and uncertainty regarding the Company’s intentions to continue with the development project.  As a result, a $5,524 impairment loss was recorded on the Company’s investment in this unconsolidated joint venture.

Effective April 27, 2007, the Company formed a strategic joint venture (“MS Inland”) with a large state pension fund (the “institutional investor”).  The purpose of MS Inland is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, MS Inland initially acquired seven neighborhood retail and community centers, which were contributed to MS Inland by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the MS Inland operating agreement, the institutional investor contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties.  Accordingly, under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits and losses of MS Inland were $521 and $1,180 for the three and six months ended June 30, 2008, respectively, and $735 for the three and six months

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

ended June 30, 2007.  The Company received net operating cash distributions from MS Inland totaling $1,466 and $3,159 for the three and six months ended June 30, 2008, and $21 for the three and six months ended June 30, 2007.  During the second quarter of 2007, the Company borrowed $50,000 from MS Inland at an annual interest rate of 4.80% which is reflected in “Mortgages and notes payable” on the consolidated balance sheets.

The operations of the seven contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  The Company determined that the venture is not a variable interest entity and accounts for its interest in the venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of MS Inland.  The Company recognized a gain of $11,796 on the contribution of the seven investment properties to MS Inland during the three months ended June 30, 2007.  The gain resulted from a difference between the fair value and the Company’s carrying value of the contributed assets and was recognized to the extent of the outside interest in MS Inland, net of the Company’s commitment to fund additional capital contributions.  The amount of proceeds not recognized in the computation of the gain was based on the Company’s continuing involvement in the contributed property.  In addition, the Company recognized a gain of $2,486 related to the extinguishment of mortgage debt on the seven investment properties contributed to MS Inland during the three months ended June 30, 2007.  The gain resulted from the difference between the fair value and the Company’s carrying value of the debt assumed by MS Inland and was calculated net of the write-off of deferred financing costs.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 and $160 of amortization related to this difference for the three and six months ended June 30, 2008, respectively, and $80 for the three and six months ended June 30, 2007.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.

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

(13)  Earnings per Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options or other contracts.  As of June 30, 2008 and December 31, 2007, options to purchase 35 and 25 shares, respectively, of common stock at the weighted average exercise price of $9.40 and $9.16 per share, respectively, were outstanding.  These options to purchase shares were not included in the computation of diluted EPS as the effect would be immaterial.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The basic and diluted weighted average number of common shares outstanding was 482,868 and 449,171 for the three months ended June 30, 2008 and 2007, respectively, and 483,740 and 448,512 for the six months ended June 30, 2008 and 2007, respectively.

(14)  Income Taxes

The Company made an election to qualify, and believes it is operating so as to qualify as a REIT for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company has one wholly-owned subsidiary that has elected to be treated as a TRS for federal income tax purposes.  A TRS is taxed on its net income at regular corporate tax rates.  Approximate income tax expense incurred as a result of the TRS was none and $80 for the three months ended June 30, 2008 and 2007, respectively.  Approximate income tax expense incurred as a result of the TRS was none and $215 for the six months ended June 30, 2008 and 2007, respectively.

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

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision, liabilities of $130 and $412 were recorded as of June 30, 2008 and December 31, 2007, respectively.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of June 30, 2008.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2008.  Returns for the calendar years 2003 through 2007 remain subject to examination by Federal and various state tax jurisdictions.

(15)  Provision for Asset Impairment

During the six months ended June 30, 2008, the Company recorded asset impairment charges for two single-user tenant retail properties.  One property incurred an impairment charge of $3,000 related to an approximately 41,300 square foot single-user retail property located in Naperville, Illinois.  The other property incurred an impairment charge of $4,700 related to an approximately 37,300 square foot single-user retail property located in Murrieta, California.  In each instance, the tenant had vacated the space.

During the six months ended June 30, 2007, the Company recorded an asset impairment of $13,560 related to an approximately 287,000 square foot, multi-tenant retail property located in University Heights, Ohio.  The Company identified certain indicators of impairment such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.

For each of these properties, the Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon a revised holding period for the asset.  Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(16)  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, which specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

·

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

·

Level 2 Inputs – Inputs, other than the quoted prices in active markets that are observable either directly or indirectly.

·

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Recurring Fair Value Measurements

The following table presents the Company’s assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2008:

Description	Level 1	Level 2	Level 3	Total
Available for-sale securities	$254,060	$--	$--	$254,060
Derivative asset	$--	$91	$--	$91
Derivative liability	$--	$(737)	$--	$(737)

(17)  Recent Developments

On December 28, 2007, the Company executed a Lease Termination Agreement with Tops Market (56,595 square feet) at University Square in University Heights, Ohio. The Company recorded the termination fee income on January 2, 2008 of approximately $5,000 upon receipt of cash as all conditions of the termination agreement were met on such date.  Upon execution of a loan modification from lender on January 2, 2008, the cash was escrowed by lender as required.

On January 1, 2008, the Company placed the development project known as Shoppes at Stroud, located in Stroudsburg, Pennsylvania, into service.

On February 14, 2008, the Company acquired a shopping center known as Jefferson Commons, located in Newport News, Virginia, for a purchase price of $79,644 with 306,249 square feet and assumption of mortgage debt with a principal balance of $56,500.

During the six months ended June 30, 2008, the Company funded earnouts totaling $44,017 to purchase an additional 145,920 square feet at eleven existing properties.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $90,629 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company’s decision to acquire a property will generally depend upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions and the Company’s receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

The Company has entered into three construction loan agreements and four other installment note agreements in which the Company has committed to fund up to a total of $41,903.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2008 and December 31, 2007 was $35,974 and $33,801, respectively.  Therefore, the Company may be required to fund up to an additional $5,929 on these loans.

The Company guarantees a portion of the construction debt associated with certain of its development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of June 30, 2008, the amount guaranteed by the Company was $11,119.

On June 4, 2008, the Company entered into a joint venture, Green Valley Crossing, LLC (“Green Valley”) for the purpose of acquiring land located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (“Target”).   Under the terms of the agreement, Target has the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, are not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company has guaranteed the put option with Green Valley, which is consolidated in the consolidated financial statements.  In addition, the Company has guaranteed the construction loan on Green Valley.

As of June 30, 2008, the Company had 13 irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also two letters of credit relating to two construction projects as security for utilities and completion.  The balance of outstanding letters of credit at June 30, 2008 was $19,937.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398.  As of June 30, 2008, the Company had outstanding rate lock deposits of $9,636; $286 of this amount was for a full rate lock deposit on a property currently owned and $9,350 was for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amount, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended for an additional month.  The Company may continue to extend the maturity on a monthly basis but not past October 31, 2008.  Based upon the Company’s uncertainty related to its intention to borrow mortgage debt associated with this Treasury rate lock agreement, the Company determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, the Company wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(19)  Litigation

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with the Company’s merger with the Company’s business manager/advisor and property managers as reflected in the Company’s Proxy Statement dated September 10, 2007 (the “Proxy Statement”). On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff, and KPMG LLP, the Company’s independent registered public accounting firm, as an additional defendant. The amended complaint alleges, among other things, that (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class; and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (vi) the payment of reasonable attorneys’ fees and experts’ fees.  The Company believes that the allegations in the amended complaint are without merit, and intends to vigorously defend the lawsuit.

(20)

Subsequent Events

During the period from July 1, 2008 through August 12, 2008, the Company:

·

issued 2,550 shares of common stock through the DRP and repurchased 2,044 shares of common stock through the SRP resulting in a total of 482,251 shares of common stock outstanding at August 11, 2008;

·

paid distributions of $51,546 to stockholders in July and August 2008 for June and July 2008, respectively.  The distributions represented an annualized distribution rate of $0.64 per share;

·

funded a percentage rent earnout of $1,029 at one existing property;

·

funded an additional $926 on three existing construction loans;

·

funded additional capital of $911 on two existing development joint ventures;

·

refinanced a $26,650 mortgage payable at one existing property with a new borrowed amount of $28,650, a fixed interest rate of 5.71% and a term of four years;

·

repaid $75,000 on the unsecured line of credit; and

·

exercised its option to purchase a retail center at a purchase price of $13,457, for which the Company previously funded a construction loan in the amount of $10,124.

On July 29, 2008, Mervyns Holdings LLC filed for Chapter 11 bankruptcy protection.  Mervyns currently leases approximately 1,897,000 square feet at twenty-five of the Company’s properties and represents approximately 3.0% of the Company’s total annualized revenue.

On August 12, 2008, the Company’s board of directors determined that, effective for purchases to be made after August 31, 2008, the Company will discontinue the use of other operating funds to purchase shares under the SRP.  Purchases under the SRP, subject to the terms of the SRP, will be funded solely from the proceeds of the sale of shares under the DRP.  Accordingly, for periods after August 31, 2008, purchases under the SRP will be restricted by the availability of proceeds from the sale of shares under the DRP as well as the share repurchase limit.

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

(20)

Financial stability of tenants, including the ability of tenants to pay rent, the decision of tenants to close stores and the effect of bankruptcy laws and our ability to re-lease any resulting vacant space;

·

Risks of real estate development, including the failure of pending developments and redevelopments to be completed on time and within budget and the failure of newly acquired or developed properties to perform as expected;

·

Risks of joint venture activities, including development joint ventures;

·

The level and volatility of interest rates as well as significant challenges in the debt market and the availability of financing in general;

·

National or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from economic downturns;

·

The effect of inflation and other factors on fixed rental rates, operating expenses and real estate taxes;

·

The competitive environment in which we operate and the supply of and demand for retail goods and services in our markets;

·

Financial risks, such as the inability to renew existing tenant leases or obtain debt or equity financing on favorable terms, if at all;

·

The increase in property and liability insurance costs and the ability to obtain appropriate insurance coverage;

·

The ability to maintain our status as a REIT for Federal income tax purposes;

·

The effects of hurricanes and other natural disasters;

·

Environmental/safety requirements and costs; and

·

Other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”).

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2008.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008 and as amended on April 29, 2008.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of June 30, 2008, our portfolio consisted of 291 operating properties wholly-owned by us (the wholly-owned properties) and 13 operating properties in which we own between 5% and 95% (the consolidated joint venture properties), for a total of 304 operating properties.  We have also invested in nine real estate development joint venture projects, six of which we consolidate.

In this report all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries including joint ventures.

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

The properties in our portfolio are located in 38 states.  As of June 30, 2008, our portfolio consisted of 182 multi-tenant shopping centers and 122 free-standing, single-user properties of which 103 are net lease properties.  The portfolio contains an aggregate of approximately 45,469,800 square feet of gross leasable area or GLA, of which approximately 96% of the GLA was physically leased and 97% was economically leased.  The weighted average occupied GLA was 96% and 97% as of June 30, 2008 and December 31, 2007, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of June 30, 2008, approximately 67% is generated by anchor, single or credit tenants, including PetSmart, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, Mervyns, Circuit City, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 304 wholly-owned and consolidated joint venture operating properties as of June 30, 2008, 136 were located west of the Mississippi River.  These 136 equate to approximately 46% of our GLA and approximately 47% of our annualized base rental income as of June 30, 2008.  The remaining 168 properties are located east of the Mississippi River.

During the six months ended June 30, 2008, we invested approximately $123,661 for the acquisition of one multi-tenant shopping center and funding of 21 earnouts at 13 existing properties, containing a total GLA of approximately 452,169 square feet.  We also invested approximately $3,908 in real estate development and other real estate joint ventures.  We received approximately $78,133 in investor proceeds through our DRP and obtained approximately $193,985 in mortgage and other financing proceeds.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy.  We believe our strategy of purchasing and leasing properties, focusing on tenancy which provides basic goods and services, will produce stable earnings and growth opportunities in future years.

Many retailers realized an increase in sales in June 2008 as shoppers were lured by heavy discounts and the opportunity to spend their tax rebate checks.  According to a leading industry research firm, TNS Retail Forward, June same store sales growth jumped to 4.5% when compared to 2007 for the 40 retailers that they track on a monthly basis.  June’s sales were led by positive results at warehouse clubs, discount department stores, and drug stores as many consumers limited their purchases to groceries and other necessities.  As a result of this, sales at department, apparel and accessory stores remained sluggish.

Across the industry, the emphasis on sales and clearance activities in June drove traffic to the stores.  June is typically a promotional month and the concern for many retailers is how to keep the positive sales momentum moving forward through the rest of the year.  Consumers are very concerned about the slowing U.S. economy, rising food and energy prices, and the housing crisis and definitely appear to be in the process of ratcheting spending levels downward.  The hope by most industry experts is that the economic stimulus checks and the all important back to school shopping season will lead to a positive second half of the year.

We continually monitor the sales trends and financial strength of all of our major tenants.  We believe that we will be able to reduce our exposure to credit risk and increase our rental stream by accepting certain spaces related to troubled retailers back and releasing at market rents.  In this regard, we are often marketing space that is currently leased to take advantage of the opportunity to release the space as a means of maximizing revenue potential and limiting downtime.   We believe that select locations with troubled tenants are currently leased at rents that are at or below market and if we are able to take back spaces currently leased to troubled tenants we could receive a termination fee and have a leasing opportunity.  We use this strategy to try to maximize our profitability and minimize any exposure that we have for store closings.

As we reported in our first quarter 10-Q, waning consumer confidence and the slowdown in the credit markets is definitely taking its toll on national, regional and local retailers in our portfolio.  Retailers such as Linens ‘n Things, Wickes Furniture, Mervyns, Sharper Image, Comp USA and Movie Gallery have either filed for bankruptcy protection or announced store closings at our centers.  In fact, the International Council of Shopping Centers estimates that the increase in store closings in 2008 over previous years would be the highest increase in 14 years.  In spite of all the negative news concerning the store closings, we still believe that solid asset management opportunities exist at these locations through retenanting and releasing.

The tenants with which we have concerns represent 7.09% of our current total annualized rental income.  Bankruptcy and store closings are increasing.  The announcements of the Linens ‘n Things and Mervyns reorganizations currently do not pose to have material impact on our consolidated financial statements and, more specifically, our cash flows from operations.  However, previous announcements by Linens ‘n Things and Mervyns and any future announcements by anchor, single or credit tenants to close additional stores could lead to a material impact on our consolidated financial statements and cash flows from operations.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the six months ended June 30, 2008, there were no material changes to these policies.

Results of Operations

Comparison of the three months ended June 30, 2008 to June 30, 2007

The table below presents operating information for our same store portfolio consisting of 296 operating properties acquired or placed in service prior to April 1, 2007, along with a reconciliation to net operating income. The properties in the same store portfolios as described were owned for the three months ended June 30, 2008.

| | Three Months Ended June 30, | | | |
|---|---|---|---|---|
| | 2008 | 2007 | Increase (Decrease) | % Change |
| Revenues: | | | | |
| Same store investment properties (296 properties): | | | | |
| Rental income | $ 135,905 | $ 133,163 | $ 2,742 | 2.1 |
| Tenant recovery income | 31,824 | 35,178 | (3,354) | (9.5) |
| Other property income | 3,246 | 2,031 | 1,215 | 59.8 |
| Other investment properties: | | | | |
| Rental income | 9,167 | 4,151 | 5,016 | 120.8 |
| Tenant recovery income | 1,993 | 1,975 | 18 | 0.9 |
| Other property income | 269 | - | 269 | - |
| Total rental and additional rental income | 182,404 | 176,498 | 5,906 | 3.3 |
| Expenses: | | | | |
| Same store investment properties (296 properties): | | | | |
| Property operating expenses | 29,322 | 29,321 | 1 | - |
| Real estate tax expense | 20,640 | 19,219 | 1,421 | 7.4 |
| Other investment properties: | | | | |
| Property operating expenses | 2,516 | 711 | 1,805 | 253.9 |
| Real estate tax expense | 1,520 | 1,075 | 445 | 41.4 |
| Total property operating expenses | 53,998 | 50,326 | 3,672 | 7.3 |
| Property net operating income: | | | | |
| Same store investment properties | 121,013 | 121,832 | (819) | (0.7) |
| Other investment properties | 7,393 | 4,340 | 3,053 | 70.3 |
| Total net operating income | 128,406 | 126,172 | 2,234 | 1.8 |
| Other income: | | | | |
| Straight-line rental income | 3,307 | 4,115 | (808) | |
| Insurance captive income | 476 | 334 | 142 | |
| Amortization of above and below market lease intangibles | 1,060 | 959 | 101 | |
| Dividend income | 6,653 | 5,396 | 1,257 | |
| Interest income | 1,068 | 4,110 | (3,042) | |
| Gain on contribution of investment properties | - | 11,796 | (11,796) | |
| Gain on extinguishment of debt | - | 2,486 | (2,486) | |
| Equity in income of unconsolidated entities | 186 | 1,134 | (948) | |
| Total other income | 12,750 | 30,330 | (17,580) | (58.0) |
| Other expenses: | | | | |
| Straight-line ground lease expense | 937 | 1,014 | (77) | |
| Insurance captive expense | 531 | 369 | 162 | |
| Depreciation and amortization | 69,576 | 64,496 | 5,080 | |
| Provision for asset impairment | 7,700 | - | 7,700 | |
| General and administrative expenses | 4,809 | 4,366 | 443 | |
| Advisor management fee | - | 9,500 | (9,500) | |
| Interest expense | 55,404 | 53,566 | 1,838 | |
| Recognized loss on investment securities | 29,970 | 968 | 29,002 | |
| Impairment of investment in unconsolidated entity | 5,524 | - | 5,524 | |
| Loss on interest rate locks | 9,598 | - | 9,598 | |
| Other expense | 305 | 424 | (119) | |
| Minority interests | 270 | 922 | (652) | |
| Total other expenses | 184,624 | 135,625 | 48,999 | 36.1 |
| Income from discontinued operations | - | 217 | (217) | (100.0) |
| Net (loss) income | $ (43,468) | $ 21,094 | $ (64,562) | (306.1) |

Net operating income increased by $2,234, or 1.8%.  Total rental income, tenant recoveries and other property income increased by $5,906, or 3.3%, and total property operating expenses increased by $3,672, or 7.3%, for the three months ended June 30, 2008, as compared to June 30, 2007.

Rental income.  Rental income increased $2,742, or 2.1%, on a same store basis from $133,163 to $135,905.  The same store increase is primarily due to the following items:

·

an increase in base rent of $288 due to significant tenants commencing rental payments late during the three months ended June 30, 2007;

·

an increase in percentage rent of $715 due primarily to certain tenants exceeding the breakpoints stated in their leases;

·

the completion of 52 earnouts at 17 properties subsequent to June 30, 2007; and

·

other additional leasing of previously vacant space.

Overall, rental income increased $7,758, or 5.6%, from $137,314 to $145,072.  The same store increase was $2,742, and the other investment properties experienced:

·

an increase in base rent of $5,795 due to properties acquired during the three months ended or subsequent to June 30, 2007, which was partially offset by a decrease of $1,369 due to the contribution of seven properties to an unconsolidated joint venture during the three months ended June 30, 2007; and

·

leasing of previously vacant space.

Tenant recovery income.  Tenant recovery income decreased $3,354, or 9.5%, on a same store basis from $35,178 to $31,824, primarily due to:

·

a reduction in the 2007 tenant recovery income accrual estimate as a result of the real estate tax and common area expense reconciliation processes completed during the three months ended June 30, 2008.

Overall, tenant recovery income decreased $3,336, or 9.0%, from $37,153 to $33,817, primarily due to:

·

the decrease in the same store portfolio described above; and

·

partially offset by the impact of property acquisitions that have occurred since June 30, 2007.

Other property income.  Other property income increased overall by $1,484, or 73.1%. The increase is primarily attributable to:

·

a $433 increase in settlements received from vacated tenants;

·

a $183 increase in termination fees from multiple tenants due to early lease terminations; and

·

a $165 increase due to equipment sales at vacated tenant sites.

Property operating expenses.  Property operating expenses increased $1, or 0%, on a same store basis from $29,321 to $29,322.  The slight same store increase is primarily due to the following items:

·

an increase in bad debt expense of $2,308 due primarily to increased bankruptcies and the current economic challenges for certain tenants; and

·

increases in certain non-recoverable and recoverable expenses of $799 due to increases for utilities, cleaning, landscaping, professional fees and marketing expenses.

The increases described above were offset by a decrease in property management fees of $7,217.  As a result of the merger on November 15, 2007, the property management fees for the three months ended June 30, 2008 were eliminated in consolidation.  The decrease in property management fees was partially offset by $4,114 of the operating expenses of the property management companies.

Overall, property operating expenses increased $1,806, or 6.0%, from $30,032 to $31,838.  The same store change was negligible, but the other investment properties experienced:

·

an increase in bad debt expense of $197; and

·

increases in certain non-recoverable and recoverable expenses of $1,481 due to the acquisition of properties and completions of earnouts subsequent to June 30, 2007.

Real estate tax expense.  Real estate tax expense increased $1,421, or 7.4%, on a same store basis from $19,219 to $20,640.  The same store increase is primarily due to the following items:

·

a decrease in accrual estimates during the three months ended June 30, 2007 as a result of actual taxes paid;

·

an increase of $109 related to properties where vacated tenants under triple net leases previously paid real estate taxes directly;

·

an increase in tax consulting fees of approximately $102; and

·

a general increase across the portfolio in assessed real estate tax.

Overall, real estate taxes increased $1,866, or 9.2%, from $20,294 to $22,160.  The same store increase was $1,421, and the other investment properties experienced:

·

an increase in real estate tax expense of $1,039 due to properties acquired during the three months ended or subsequent to June 30, 2007, which was partially offset by a decrease of $383 due to the contribution of seven properties to an unconsolidated joint venture during the three months ended June 30, 2007; and

·

a decrease in accrual estimates during the three months ended June 30, 2007 as a result of actual taxes paid.

Other income.  Other income decreased $17,580, or 58.0%. This decrease was primarily due to:

·

a decrease in interest income of $3,042 primarily due to a decrease of $1,258 as a result of full or partial payoffs of notes receivables subsequent to June 30, 2007 and a  $1,619 decrease as a result of decreases in operating cash and short-term investments; and

·

an $11,796 gain on contribution of properties and a $2,486 gain on extinguishment of debt as a result of seven properties contributed to a joint venture during the three months ended June 30, 2007.

Other expenses.  Other expenses increased $48,999, or 36.1%. This increase was primarily attributable to:

·

an increase in depreciation and amortization of $5,080 as a result of the acquisition of two properties and various earnouts completed subsequent to June 30, 2007 in addition to the write-off of tenant improvements and intangible assets related to tenants that vacated early during the three months ended June 30, 2008;

·

an increase of $29,002 in recognized loss on investment securities as a result of a $32,692 decline in the fair value of certain investment securities determined to be other than temporary;

·

a $5,524 recognized loss from unconsolidated entities as a result of the write-off of an investment in a development joint venture;

·

the loss related to two interest rate lock agreements totaling $9,598; and

·

an impairment loss of $7,700 related to two single-user properties located in Naperville, Illinois and Murrieta, California.

These increases were partially offset by a decrease in advisor management fees of $9,500 paid to our former business manager/advisor prior to the previously described merger.

Comparison of the Six Months Ended June 30, 2008 to June 30, 2007

The table below presents operating information for our same store portfolio consisting of 295 operating properties acquired or placed in service prior to January 1, 2007, along with a reconciliation to net operating income. The properties in the same store portfolios as described were owned for the six months ended June 30, 2008.

| | Six Months Ended June 30, | | | |
|---|---|---|---|---|
| | 2008 | 2007 | Increase (Decrease) | % Change |
| Revenues: | | | | |
| Same store investment properties (295 properties): | | | | |
| Rental income | $ 268,767 | $ 264,965 | $ 3,802 | 1.4 |
| Tenant recovery income | 65,655 | 70,067 | (4,412) | (6.3) |
| Other property income | 11,862 | 5,434 | 6,428 | 118.3 |
| Other investment properties: | | | | |
| Rental income | 19,801 | 11,584 | 8,217 | 70.9 |
| Tenant recovery income | 5,341 | 5,257 | 84 | 1.6 |
| Other property income | 474 | 119 | 355 | 298.3 |
| Total rental and additional rental income | 371,900 | 357,426 | 14,474 | 4.0 |
| Expenses: | | | | |
| Same store investment properties (295 properties): | | | | |
| Property operating expenses | 57,742 | 63,693 | (5,951) | (9.3) |
| Real estate tax expense | 40,400 | 40,633 | (233) | (0.6) |
| Other investment properties: | | | | |
| Property operating expenses | 5,447 | 2,607 | 2,840 | 108.9 |
| Real estate tax expense | 2,880 | 3,257 | (377) | (11.6) |
| Total property operating expenses | 106,469 | 110,190 | (3,721) | (3.4) |
| Property net operating income: | | | | |
| Same store investment properties | 248,142 | 236,140 | 12,002 | 5.1 |
| Other investment properties | 17,289 | 11,096 | 6,193 | 55.8 |
| Total net operating income | 265,431 | 247,236 | 18,195 | 7.4 |
| Other income: | | | | |
| Straight-line rental income | 6,620 | 8,066 | (1,446) | |
| Insurance captive income | 1,017 | 1,116 | (99) | |
| Amortization of above and below market lease intangibles | 1,924 | 2,213 | (289) | |
| Dividend income | 11,989 | 10,438 | 1,551 | |
| Interest income | 2,427 | 8,886 | (6,459) | |
| Gain on contribution of investment properties | - | 11,796 | (11,796) | |
| Gain on extinguishment of debt | - | 2,486 | (2,486) | |
| Other income | 260 | 3,706 | (3,446) | |
| Equity in income of unconsolidated entities | 485 | 26 | 459 | |
| Total other income | 24,722 | 48,733 | (24,011) | (49.3) |
| Other expenses: | | | | |
| Straight-line ground lease expense | 1,887 | 2,027 | (140) | |
| Insurance captive expense | 961 | 769 | 192 | |
| Depreciation and amortization | 139,259 | 129,913 | 9,346 | |
| Provision for asset impairment | 7,700 | 13,560 | (5,860) | |
| General and administrative expenses | 9,795 | 8,531 | 1,264 | |
| Advisor management fee | - | 9,500 | (9,500) | |
| Interest expense | 110,722 | 107,626 | 3,096 | |
| Recognized loss on investment securities | 37,780 | 5,247 | 32,533 | |
| Impairment of investment in unconsolidated entity | 5,524 | - | 5,524 | |
| Loss on interest rate locks | 9,598 | - | 9,598 | |
| Minority interests | 632 | 5,632 | (5,000) | |
| Total other expenses | 323,858 | 282,805 | 41,053 | 14.5 |
| Income from discontinued operations | - | 306 | (306) | (100.0) |
| Net (loss) income | $ (33,705) | $ 13,470 | $ (47,175) | (350.2) |

Net operating income increased by $18,195, or 7.4%.  Total rental income, tenant recoveries and other property income increased by $14,474, or 4.0%, and total property operating expenses decreased by $3,721, or 3.4%, for the six months ended June 30, 2008, as compared to June 30, 2007.

Rental income.  Rental income increased $3,802, or 1.4%, on a same store basis from $264,965 to $268,767.  The same store increase is primarily due to the following items:

·

an increase in base rent of $1,365 due to significant tenants commencing rental payments during the three months ended June 30, 2007;

·

an increase in percentage rent of $1,729 due primarily to certain tenants exceeding the breakpoints stated in their leases;

·

the completion of 52 earnouts at 17 properties subsequent to June 30, 2007; and

·

other additional leasing of previously vacant space.

Overall, rental income increased $12,019, or 4.3%, from $276,549 to $288,568.  The same store increase was $3,802, and the other investment properties experienced:

·

an increase in base rent of $14,654 due to properties acquired during the six months ended or subsequent to June 30, 2007, which was partially offset by a decrease of $6,738 due to the contribution of seven properties to an unconsolidated joint venture during the six months ended June 30, 2007; and

·

leasing of previously vacant space.

Tenant recovery income. Tenant recovery income decreased $4,412, or 6.3%, on a same store basis from $70,067 to $65,655, primarily due to:

·

a reduction in the 2007 tenant recovery income estimate as a result of the real estate tax and common area expense reconciliation processes completed during the three months ended June 30, 2008.

Overall, tenant recovery income decreased $4,328, or 5.7%, from $75,324 to $70,996, primarily due:

·

to the decrease in the same store portfolio described above; and

·

partially offset by the impact of property acquisitions that have occurred since June 30, 2007.

Other property income.  Other property income increased overall by $6,783, or 122.2%. The increase is primarily attributable to:

·

a $5,297 increase in termination fee income which was primarily due to the $4,963 termination fee from Tops Market at University Square in University Heights, Ohio, a same store property;

·

a $433 increase in settlements received from vacated tenants: and

·

a $165 increase due to equipment sales at vacated tenant sites.

Property operating expenses.  Property operating expenses decreased $5,951, or 9.3%, on a same store basis from $63,693 to $57,742.  The same store decrease is primarily due to a decrease in property management fees of $15,138.  As a result of the merger on November 15, 2007, the property management fees for the six months ended June 30, 2008 were eliminated in consolidation.  The decrease in property management fees was partially offset by $7,700 of the operating expenses of the property management companies.  There was also a decrease in insurance expense of $672, primarily related to an insurance premium reduction.  The net decrease was partially offset by the following items:

·

an increase in bad debt expense of $569 due to increased bankruptcies and the current economic challenges for certain tenants; and

·

increases in certain non-recoverable and recoverable expenses of $1,331 due to increases for snow removal, cleaning, landscaping, professional fees and marketing expenses.

Overall, property operating expenses decreased $3,111, or 4.7%, from $66,300 to $63,189, due to the decrease in the same store portfolio described above, partially offset by increases in the other investment properties, as follows:

·

an increase in bad debt expense of $256; and

·

increases in certain non-recoverable and recoverable expenses of $2,497 due to the acquisition of properties and completions of earnouts subsequent to June 30, 2007.

Real estate tax expense.  Real estate tax expense decreased $233, or 0.6%, on a same store basis from $40,633 to $40,400.  The same store decrease is primarily due to a decrease in accrual estimates during the three months ended June 30, 2007 as a result of actual taxes paid, offset by:

·

an increase of $109 related to properties where vacated tenants under triple net leases previously paid real estate taxes directly;

·

an increase in tax consulting fees of approximately $341; and

·

a general increase across the portfolio in assessed real estate tax.

Overall, real estate taxes decreased $610, or 1.4%, from $43,890 to $43,280.  The same store decrease was $233, and the other investment properties experienced:

·

an increase in real estate tax expense of $1,696 due to properties acquired during the six months ended or subsequent to June 30, 2007, which was offset by a decrease of $1,843 due to the contribution of seven properties to an unconsolidated joint venture during the six months ended June 30, 2007; and

·

a decrease in accrual estimates during the six months ended June 30, 2007 as a result of changes in estimates for actual taxes paid.

Other income.  Other income decreased $24,011, or 49.3%. This decrease was due primarily to:

·

a decrease of interest income of $6,459 primarily due to a decrease of $3,162 as a result of full or partial payoffs of notes receivables subsequent to June 30, 2007 and a $3,126 decrease as a result of decreases in operating cash and short-term investments;

·

an $11,796 gain on contribution of property and a $2,486 gain on extinguishment of debt of as a result of seven properties contributed to a joint venture during the six months ended June 30, 2007; and

·

a decrease in other income of $3,446 primarily as a result of a $4,657 gain due to the redemption of certain minority interests to our joint venture partner during the six months ended June 30, 2007.

Other expense.  Other expenses increased $41,053, or 14.5%. This increase was primarily due to:

·

an increase in depreciation and amortization of $9,346 as a result of the acquisition of two properties and various earnouts completed subsequent to June 30, 2007 in addition to the write-off of tenant improvements and intangible assets related to tenants that vacated early during the six months ended June 30, 2008;

·

an increase of $32,533 in recognized loss on investment securities as a result of a $40,728 decline in the fair value of certain investment securities determined to be other than temporary;

·

a $5,524 recognized loss from unconsolidated entities as a result of the write-off of an investment in a development joint venture; and

·

the loss related to two rate lock agreements deposits totaling $9,598.

These increases were partially offset by:

·

a $5,860 decrease in provision for asset impairment due to a $13,560 provision for asset impairment related to our University Square multi-tenant property located in University Heights, Ohio, during the six months ended June 30, 2007; compared to a $7,700 provision for asset impairment related to two single-user properties located in Naperville, Illinois and Murrieta, California during the six months ended June 30, 2008;

·

a $9,500 decrease in advisor management fees which was paid to our former business manager/advisor prior to the previously described merger; and

·

a decrease in minority interests as a result of a $4,657 gain due to the redemption of certain minority interests to our joint venture partner during the six months ended June 30, 2007.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations” or FFO, which it believes more accurately reflects the operating performance of a REIT such as us.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization after adjustments for unconsolidated investments and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure  of our capacity to pay distributions.

FFO is calculated as follows:

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.32 per share distribution declared for the six months ended June 30, 2008 and 2007, represented 147% and 107%, respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for Federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

Liquidity and Capital Resources

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions, although they are few.  We continue to review prospective investments based upon risk and return attributes.

We are not currently in need of a significant amount of financings which we believe positions our balance sheet well in the near term.  The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  Currently, we believe that lenders’ appetites for new financing are mixed.  Rates available from commercial and investment banks are widely divergent.   We also have noted that life insurance companies are becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller loans versus large portfolios.   The overall trend from lenders is that the quality of sponsorship and relationship strength are critical factors in their decision making process.  We have established relationships with various and many financial institutions which we believe will enable us to continue to access the debt markets despite the challenging environment.

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

Our leases typically provide that the tenant bears responsibility for a majority of all property costs and expenses associated with ongoing maintenance and operation, including, but not limited to, utilities, property taxes and insurance.  In addition, in some instances our leases provide that the tenant is responsible for roof and structural repairs.  Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or rehabbed) and can be met with funds from operations and working capital.  We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2008.

Liquidity

Our primary uses and sources of our consolidated cash are as follows:

Uses	Sources
Short-Term:

·

Tenant construction allowances

·

Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

·

Dividend payments

·

Debt repayment requirements, including both principal and interest

·

Stock repurchases

·

Corporate and administrative expenses

· Operating cash flow · Borrowings under revolving credit facilities · Dividend reinvestment plan

Long-Term:
· Acquisitions · New development · Major redevelopment, renovation or expansion programs at individual properties · Debt repayment requirements, including both principal and interest

·

Secured loans collateralized by individual properties

·

Unsecured loans at company level

·

Construction loans

·

Mini-permanent loans

·

Long-term project financing

·

Joint venture financing with institutional partners

·

Equity securities

·

Asset sales

The sources and uses of cash have generally been the same over the past several years.  The decrease in the amount of funds necessary for acquisitions in 2008 has been partially offset by the increase in the amount of funds necessary for our investments in the development joint ventures.

Mortgage Debt.  Mortgage loans outstanding as of June 30, 2008 were $4,326,400 and had a weighted average interest rate of 4.90%.  Of this amount $4,116,560 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94% at June 30, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt related to consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.94%.  The remaining $209,840 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.16% at June 30, 2008.  As of June 30, 2008, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Line of Credit.  On October 15, 2007, we entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with a one-year extension option.  The funds from this line of credit were used for working capital.  The line of credit requires interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points, depending on the ratio of our net worth to total recourse indebtedness.  We are also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service coverage ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of June 30, 2008, we were in compliance with such covenants.  The outstanding balance on the line of credit was $125,000 as of June 30, 2008 with an effective interest rate of 3.30% per annum.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 through payment of the October 2006 distribution at which point it was increased to $10.00 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of June 30, 2008, we had issued 54,359 shares pursuant to the DRP for an aggregate amount of $530,003.

On December 14, 2006, we announced a modification to the SRP as follows:

·

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting stockholder that has beneficially owned the shares for at least one year; and

·

Effective October 1, 2007, the repurchase price for all shares will be $10.00 per share for any requesting stockholder that has beneficially owned the shares for at least one year.

As of June 30, 2008, 32,097 shares had been repurchased for a total of $315,235.

The following table outlines the share repurchases made during the quarter ended June 30, 2008:

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

During the six months ended June 30, 2008, we assumed one mortgage loan with a principal amount of $56,500 as a result of acquiring a property on February 14, 2008.  The new loan is a fixed rate loan which bears interest at 5.14%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for $4,398.  As of June 30, 2008, we had outstanding rate lock deposits of $9,636; $286 of this amount was for a full rate lock deposit on a property currently owned and $9,350 was for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended for an additional month.  We may continue to extend the maturity on a monthly basis but not past October 31, 2008.  Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for real estate taxes, insurance and certain other costs.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is issued, which conditions may vary from time to time.

Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Internal Revenue Code and other factors the board of directors may deem relevant.

The following table compares cash flows provided by operations to cash distributions declared for the six months ended June 30, 2008 and 2007:

	2008	2007
Cash flows provided by operations	$167,421	$163,341
Distributions declared	155,149	144,059
Excess	$12,272	$19,282

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2008 and 2007

Cash Flows from Operating Activities

Cash flows provided by operating activities were $167,421 and $163,341 for the six months ended June 30, 2008 and 2007, respectively, which consists primarily of net income from property operations.  The increase in net cash provided by operating activities was due to additional revenues generated from the operating properties (including the consolidated joint venture properties) as of June 30, 2008, compared to June 30, 2007 as a result of acquisition of properties and completion of earnouts.

Cash Flows from Investing Activities

Cash flows used in investing activities were $82,441 and $341,132, respectively, for the six months ended June 30, 2008 and 2007.  Of these amounts $74,222 and $310,301 were primarily used for acquisition of new properties and earnouts at existing properties during the six months ended June 30, 2008 and 2007, respectively.  In addition, during the six months ended June 30, 2008 and 2007, we invested $25,855 and $16,781, respectively, in marketable securities and funded $2,173 and $6,094, respectively, on notes receivable net of payoffs.

Cash Flows from Financing Activities

Cash flows provided by financing activities were $20,691 and $118,523, respectively, for the six months ended June 30, 2008 and 2007.  We paid $109,904 and $39,831 for repurchases for the six months ended June 30, 2008 and 2007, respectively.  We also generated $201,744 and $157,366 for the six months ended June 30, 2008 and 2007, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of payoffs and the payment of fees and deposits.  During the six months ended June 30, 2008 and 2007, we also generated $6,038 and $67,816, respectively, through the net purchase of securities on margin.  We paid $77,187 and $66,828 in distributions, net of distributions reinvested, to our stockholders for the six months ended June 30, 2008 and 2007, respectively

Effects of Transactions with Related and Certain Other Parties

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

Agreements Terminated Upon Consummation of the Merger

Prior to the merger on November 15, 2007, we paid an advisor asset management fee of not more than 1% of the average invested assets to its former business manager/advisor.  Average invested asset value was defined as the average of the total book value, including acquired intangibles, of our real estate assets plus our loans receivable secured by real estate, before reserves for depreciation, reserves for bad debt or other similar non-cash reserves.  We computed the average invested assets by taking the average of these values at the end of each month for which the fee was being calculated.  The fee was payable quarterly in an amount equal to 1/4 of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Based upon the maximum allowable advisor asset management fee of 1% of our average invested assets, maximum fees of $19,080 and $38,720 were allowed for the three and six months ended June 30, 2007, respectively.  The business manager/advisor elected not to be paid an advisor asset management fee for the three months ended March 31, 2007.  We incurred fees to its business manager/advisor totaling $9,500 for the three months ended June 30, 2007.  At June 30, 2008 and December 31, 2007, no advisor asset management fees remained unpaid.

The business manager/advisor and its affiliates were also entitled to reimbursement for general and administrative costs, primarily salaries, relating to our administration and acquisition of properties.  For the three months ended June 30, 2007, we incurred $212 of these costs.  For the six months ended June 30, 2007, we incurred $437 of these costs.  Of these costs none and $404 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

Agreements Surviving the Merger

The property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services through November 15, 2007, the date of the merger.  Subsequent to the merger, the property managers continue to be entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services, all of which are eliminated in the consolidated financial statements.  We incurred property management fees of $7,592 and $7,656 for the three months ended June 30, 2008 and 2007, respectively.  In addition, we reimbursed the property managers for certain salaries and related employee benefits totaling $1,301 and $1,547 for the three months ended June 30, 2008 and 2007, respectively.  We incurred property management fees of $15,836 and $16,276 for the six months ended June 30, 2008 and 2007, respectively.  In addition, we reimbursed the property managers for certain salaries and related employee benefits totaling $2,650 and $2,859 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, none remained unpaid.

A related party also provides investment advisory services to us related to our securities investments for an annual fee.  The related party has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines we provide to them.  The related party has also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  The fee is incremental based upon the aggregate market value of assets invested.  Based upon our assets invested, the fee was equal to 0.75% per annum (paid monthly) of aggregate market value of assets invested.  We incurred fees totaling $525 and $570 for the three months ended June 30, 2008 and 2007, respectively.  We incurred fees totaling $1,013 and $1,094 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, $164 and $325, respectively, remained unpaid and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

A related party provides loan servicing for us.  Effective May 1, 2005, the loan servicing agreement stipulated that if the number of loans being serviced exceeded one hundred, a monthly fee was charged in the amount of 190 dollars per month, per loan being serviced.  Effective April 1, 2006, the agreement was amended so that if the number of loans being serviced exceeded one hundred, a monthly fee of 150 dollars per month, per loan was charged.  Effective May 1, 2007, the agreement was again amended so that if the number of loans being serviced exceeds two hundred, a monthly fee of 125 dollars per month, per loan is charged.  Such fees totaled $101 and $150 for the three months ended June 30, 2008 and 2007, respectively.  Such fees totaled $207 and $321 for the six months ended June 30, 2008 and 2007, respectively.  As of June 30, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

A related party facilitates the mortgage financing we obtain on some of its properties.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three and six months ended June 30, 2007, we paid loan fees totaling $196 and $785, respectively, to this affiliate.  No loan fees were paid for the three and six months ended June

30, 2008.  As of June 30, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

Agreements Entered Into Upon Consummation of the Merger

We terminated our acquisition agreement with an Inland affiliate and entered into a new property acquisition agreement and a transition property due diligence services agreement with that affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable, third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  For the three months ended June 30, 2008 and 2007, we incurred none and $10, respectively, of these costs.  For the six months ended June 30, 2008 and 2007 we incurred $19 and $92, respectively, of these costs.  Of these costs, none and $27 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expense” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  For the three and six months ended June 30, 2007, we incurred $220 and $238, respectively, of these costs.  No costs were incurred for the three and six months ended June 30, 2008.  No amounts remained unpaid as of June 30, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate also entered into a legal services agreement with us, where that affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect in increments of one-tenth of one hour.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended June 30, 2008 and 2007, we incurred $134 and $345 respectively, of these costs.  For the six months ended June 30, 2008 and 2007, we incurred $171 and $506, respectively, of these costs.  Of these costs, none and $141 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We entered into consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who will each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants will also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants will not receive any compensation for their services, but we will reimburse their expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements under the consulting agreements for the three months ended June 30, 2008.  There were no reimbursements under the consulting agreements for the six months ended June 30, 2008 and no amounts remain unpaid at June 30, 2008 and December 31, 2007.

We entered into amendments to each of its existing service agreements with certain Inland affiliates, including an amendment to its office and facilities management services agreement, insurance and risk management services agreement, computer services agreement, personnel services agreement, property tax services agreement and communications services agreement.  Generally these agreements and the amendments provide that we can obtain certain services from the Inland affiliates for reimbursement of their general and administrative costs relating to our administration and acquisition of properties.  For the three months ended June 30, 2008 and 2007, we incurred $584 and $453, respectively, of these costs.  For the six months ended June 30, 2008 and 2007, we incurred $996 and $1,171, respectively, of these costs.  Of these costs, $284 and $900 remained unpaid as of June 30, 2008 and December 31, 2007, respectively, and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  The amendments provide that the services provided under the terms of the applicable services agreement are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreement and related amendments have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of such termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395.  Such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  As of June 30, 2008 and December 31, 2007, none and $55 remained unpaid, respectively.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  Based on pro-forma leasing rates, we may pay as much as $90,629 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into three construction loan agreements and four other installment note agreements in which we have committed to fund up to a total of $41,903.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2008 and December 31, 2007 was $35,974 and $33,801, respectively.  Therefore, we may be required to fund up to an additional $5,929 on these loans.

We guarantee a portion of the construction debt associated with certain of the development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of June 30, 2008, the amount guaranteed by us was $11,119.

As of June 30, 2008, we had 13 irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also two letters of credit relating to two construction projects as security for utilities and completion.  The balance of outstanding letters of credit at June 30, 2008 was $19,937.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for $4,398.  As of June 30, 2008, we had outstanding rate lock deposits of $9,636; $286 of this amount was for a full rate lock deposit on a property currently owned and $9,350 was for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended for an additional month.  We may continue to extend the maturity on a monthly basis but not past October 31, 2008.  Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.

Our decision to acquire a property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from July 1, 2008 through August 12, 2008, we:

·

issued 2,550 shares of common stock through the DRP and repurchased 2,044 shares of common stock through the SRP resulting in a total of 482,251 shares of common stock outstanding at August 11, 2008;

·

paid distributions of $51,546 to stockholders in July and August 2008 for June and July 2008, respectively.  The distributions represented an annualized distribution rate of $0.64 per share;

·

funded a percentage rent earnout of $1,029 at one existing property;

·

funded an additional $926 on three existing construction loans;

·

funded additional capital of $911 on two existing development joint ventures;

·

refinanced a $26,650 mortgage payable at one existing property with a new borrowed amount of $28,650, a fixed interest rate of 5.71% and a term of four years;

·

repaid $75,000 on the unsecured line of credit; and

·

exercised its option to purchase a retail center at a purchase price of $13,457, for which we previously funded a construction loan in the amount of $10,124.

On July 29, 2008, Mervyns Holdings LLC filed for Chapter 11 bankruptcy protection.  Mervyns currently leases approximately 1,897,000 square feet at twenty-five of our properties and represents approximately 3.0% of our total annualized revenue.

On August 12, 2008, our board of directors determined that, effective for purchases to be made after August 31, 2008, we will discontinue the use of other operating funds to purchase shares under the SRP.  Purchases under the SRP, subject to the terms of the SRP, will be funded solely from the proceeds of the sale of shares under the DRP.  Accordingly, for periods after August 31, 2008, purchases under the SRP will be restricted by the availability of proceeds from the sale of shares under the DRP as well as the share repurchase limit.

New Accounting Pronouncements

See Note 2 – New Accounting Pronouncements to our consolidated financial statements regarding certain new accounting pronouncements we have adopted in 2008 and expect to adopt in 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives we borrow primarily at fixed rates through interest rate lock agreements or variable rates with the lowest margins available and in some cases, with the ability to convert variable rates to fixed rates.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for $4,398.  As of June 30, 2008, we had outstanding rate lock deposits of $9,636; $286 of this amount was for a full rate lock deposit on a property currently owned and $9,350 was for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended for an additional month.  We may continue to extend the maturity on a monthly basis but not past October 31, 2008.  Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.

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

We may use derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess a credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  In the alternative, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

We have $448,918 of variable rate debt with an average interest rate of 3.61% as of June 30, 2008.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of June 30, 2008, interest expense increases by approximately $4,489 on an annual basis.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 4.  Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) and 15d-15(e) was carried out as of the end of the period covered by this quarterly report, under the supervision and with the participation of our management, including our chief executive officer, our chief operating officer/chief financial officer and our chief accounting officer.  Based upon that evaluation, our chief executive officer, our chief operating officer/chief financial officer and our chief accounting officer have concluded that as of the end of the period covered by this quarterly report our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our periodic SEC filings is recorded, processed, summarized and reported within the time periods specified by the SEC.

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 10, 2007 (the “Proxy Statement”). On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff, and KPMG LLP, our independent registered public accounting firm, as an additional defendant. The amended complaint alleges, among other things, that (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class; and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (vi) the payment of reasonable attorneys’ fees and experts’ fees. We believe that the allegations in the amended complaint are without merit, and intend to vigorously defend the lawsuit.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2008 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended June 30, 2008, pursuant to SRP.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of President and Chief Executive Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.3	Certification of Chief Accounting Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1

Certification of President and Chief Executive Officer, Chief Operating Officer/Chief Financial Officer and Chief Accounting Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
President and Chief Executive Officer

Date:	August 13, 2008

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Operating Officer and Chief Financial Officer

Date:	August 13, 2008

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	August 13, 2008