Form 10-Q
period 2008-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2008-11-13
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of November 10, 2008, there were 476,419,364 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2

Management's Discussion and Analysis of Financial Condition
and Results of Operations

30

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

50

Item 4.

Controls and Procedures

51

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

51

Item 1A.

Risk Factors

51

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

53

Item 6.

Exhibits

53

SIGNATURES

54

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2008 and December 31, 2007

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

For the Three and Nine Months Ended September 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statement of Shareholders’ Equity

For the Nine Months Ended September 30, 2008

Unaudited

(In thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

Nine Months Ended September 30,	
		2008	2007
Cash flows from operating activities:			
Net (loss) income	$	(109,623)	$ 12,669
Adjustments to reconcile net (loss) income to net cash provided by operating activities:			
Depreciation and amortization		215,124	206,663
Provision for asset impairment		17,400	13,560
Impairment of marketable securities		102,004	6,026
Impairment of investment in unconsolidated joint venture		5,524	-
Amortization of loan fees		6,237	6,095
Amortization of acquired above and below market lease intangibles		(3,770)	(3,018)
Amortization of discount on debt assumed		297	-
Straight-line rental income		(10,036)	(12,404)
Straight-line ground lease expense		4,078	3,042
Minority interests		933	5,580
Stock based compensation expense		5	2
Gain on redemption of minority interests		-	(4,657)
Gain on contribution of investment properties		-	(11,796)
Gain on extinguishment of debt		-	(2,486)
Equity in (income) loss of unconsolidated joint ventures		(992)	1
Distributions from unconsolidated joint ventures		4,580	3,677
Recognized gain on sale of marketable securities		(2,217)	(467)
Unrealized loss on derivative instruments		(1,088)	-
Loss on interest rate locks		11,048	-
Provision for bad debt		11,887	3,269
Payment of leasing fees		(4,805)	(2,463)
Changes in assets and liabilities:			
Accounts receivable, net		(3,442)	2,094
Other assets		3,471	500
Accounts payable and accrued expenses		17,338	33,454
Other liabilities		3,524	(3,201)
Net cash provided by operating activities		267,477	256,140
Cash flows from investing activities:			
Purchase of marketable securities		(28,396)	(52,701)
Sale of marketable securities		25,198	30,788
Restricted escrows		56,422	13,765
Purchase of investment properties		(94,550)	(371,580)
Investment in developments in progress		(56,154)	(40,098)
Acquired lease intangible assets		(22,394)	(41,333)
Acquired above market lease intangibles		(2,685)	-
Acquired below market lease intangibles		9,157	8,227
Contributions from minority interests		987	5,918
Distributions to minority interests		-	(11,450)
Redemption of minority interests		-	(2,581)
Proceeds from contribution of investment properties to unconsolidated joint venture		-	50,000
Investment in unconsolidated joint ventures		(2,809)	(36,570)
Payments received under master lease agreements		2,854	4,101
Funding of notes receivable		(11,872)	(20,715)
Payoff of notes receivable		1,963	29,567
Net cash used in investing activities	$	(122,279)	$ (434,662)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2008 and 2007

Unaudited

(In thousands, except per share amounts)

Nine Months Ended September 30,		
		2008		2007
Cash flows from financing activities:				
Shares repurchased through SRP	$	(173,398)	$	(53,707)
Proceeds from margin debt related to marketable securities		18,348		134,351
Payoff of margin debt related to marketable securities		(31,163)		(25,000)
Proceeds from mortgages and notes payable		206,556		461,865
Principal payments on mortgages and notes payable		(1,835)		(1,813)
Lump-sum payoffs of mortgages and notes payable		(36,887)		(280,815)
Proceeds from unsecured line of credit		200,000		-
Payoff of unsecured line of credit		(125,000)		-
Payment of rate lock deposits		(5,400)		-
Payment of loan fees and deposits		(1,456)		(187)
Distributions paid, net of DRP		(116,306)		(100,466)
Proceeds from other financings		4,207		-
Payoff of other financings		-		(37,825)
Net cash (used in) provided by financing activities		(62,334)		96,403
Net increase (decrease) in cash and cash equivalents		82,864		(82,119)
Cash and cash equivalents, at beginning of period		117,360		227,751
Cash and cash equivalents, at end of period	$	200,224	$	145,632
Supplemental cash flow disclosure, including non-cash activities:				
Cash paid for interest, net of interest capitalized	$	166,850	$	164,325
Distributions payable	$	25,658	$	24,226
Distributions reinvested	$	116,294	$	115,782
Investment properties:				
Land, building and other improvements	$	(165,632)	$	(485,312)
Assumption of mortgage debt		56,500		14,688
Conversion of investment in joint venture to investment property		2,179		-
Conversion of notes receivable to investment property		16,347		86,975
Other financings		-		12,069
Mortgage discount		(3,944)		-
	$	(94,550)	$	(371,580)
Developments in progress placed in service	$	70,122	$	4,943
Developments payable	$	4,589	$	2,262
Redemption of minority interests:				
Land	$	-	$	5,937
Building and other improvements, net of accumulated depreciation		-		43,090
Investment in unconsolidated joint ventures		-		10,795
Acquired lease intangibles and other assets		-		5,639
Mortgages and notes payable		-		(35,933)
Acquired below market lease intangibles and other liabilities		-		(7,777)
Minority interests		-		(24,332)
	$	-	$	(2,581)
Proceeds from contribution of investment properties to unconsolidated joint venture:				
Land	$	-	$	60,990
Building and other improvements, net of accumulated depreciation		-		227,613
Investment in unconsolidated joint ventures		-		(81,998)
Accounts and notes receivable		-		2,166
Acquired lease intangibles and other assets		-		20,283
Mortgages and notes payable		-		(187,784)
Acquired below market lease intangibles and other liabilities		-		(5,552)
Gain on contribution of investment properties		-		11,796
Gain on extinguishment of debt		-		2,486
	$	-	$	50,000

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2007, which are included in the Company’s 2007 Annual Report, as amended, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings and the merger described below, issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds including merger consideration of $4,595,192.  In addition, as of September 30, 2008, the Company had issued 58,175 shares through its distribution reinvestment program (“DRP”) at $9.50 to $10.00 per share for gross proceeds of $568,162 and had repurchased a total of 38,447 shares through its share repurchase program (“SRP”) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $378,728.  As a result, the Company had total shares outstanding of 479,211 and had realized total net offering proceeds, including merger consideration before offering costs, of $4,784,628 as of September 30, 2008.

On November 15, 2007, pursuant to an agreement and plan of merger approved by its shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which provided business management/advisory and property management services.  Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.

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

In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $375,000.  Additional costs totaling $4,019 were also incurred as part of the merger transaction consisting of financial and legal advisory services and accounting and proxy related costs.  As part of the merger, the Company assigned values to these tangible and intangible assets at their estimated fair values.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table summarizes the estimated fair values of the allocation of the purchase price:

Shares of common stock issued (37,500 shares at $10.00 per share)	$375,000
Tangible assets acquired	(482)
Intangible assets	(621)
Additional merger costs and fees incurred	4,019
Goodwill	$377,916

The Company is qualified and has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (“TRS”) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

During the nine months ended September 30, 2008, as part of its lease accounting and financial close processes, the Company determined that it had understated the prior year’s expenses by approximately $1,858, or $0.004 per common share.  The errors were not considered material to the results of operations of any prior period or the current period.  Therefore, certain adjustments related to these expenses have been recognized in the Company’s consolidated financial statements for the nine months ended September 30, 2008.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (“LLCs”) and limited partnerships (“LPs”).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (“VIE”), (as defined in Financial Accounting Standards Board (“FASB”) Interpretation  (“FIN”) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net income.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has ownership interests ranging from 5% to 95% in twenty LLCs or LPs which own twenty operating properties and eight LLCs or LPs which own twenty-three development properties, of which thirteen and six, respectively, are consolidated in the accompanying consolidated financial statements as of September 30, 2008.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets in accordance with EITF No. 00-4: Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary.  Interest expense is recorded on such liabilities in amounts equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.

The Company has entered into an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company, two related parties, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  The Captive is serviced by a related party, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Minority interests” in the accompanying consolidated financial statements.

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

The Company had previously accounted for the redemption of its interest in the joint venture based on its historical cost, which resulted in a loss on redemption of $5,889, as previously reflected in the consolidated statements of operations for the nine months ended September 30, 2007.  The Company subsequently determined in 2007 that the redemption value should have been marked to fair value, which resulted in a gain on redemption of $4,657, and is reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2007.  As the gain was fully allocated to the minority interest partners, the error had no impact on net income for the nine months ended September 30, 2007.

Minority interests are adjusted for additional contributions by minority holders and distributions to minority holders as well as the minority holders’ share of the net income or losses of each respective entity.

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

The Company accounts for profit recognition on sales of real estate in accordance with FASB Statement of Financial Accounting Standards (“SFAS”) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

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

Goodwill: The Company has recorded goodwill as part of the November 15, 2007 business combination.  The Company applies SFAS No. 142, Goodwill and Other Intangible Assets, when accounting for goodwill, which requires that goodwill not be amortized, but instead be evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  No goodwill impairment losses were recognized during the three and nine months ended September 30, 2008.

Marketable Securities:  Investments in marketable securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments that management determines are other-than-temporary are recorded as recognized loss on investment securities.

To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee.

Real Estate: Real estate acquisitions are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market lease intangibles, in-place lease intangibles, any assumed financing that is determined to be above or below market and the value of the customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Purchase price allocations are based on the Company’s estimates.  In some circumstances the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market acquired lease based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon the “risk free rate.”  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $16,284 and $16,297 for the three months ended September 30, 2008 and 2007, respectively, and $46,896 and $44,061 for the nine months ended September 30, 2008 and 2007, respectively.

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $24 and $73 for the three and nine months ended September 30, 2007.  No amortization expense was incurred for the three and nine months ended September 30, 2008 due to the write-off of the customer relationship value at December 31, 2007, as it was determined that the customer relationship had no continuing value.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease value with fixed rate renewals.  Amortization pertaining to the above market lease value of $1,835 and $1,978 for the three months ended September 30, 2008 and 2007, respectively, and $5,637 and $5,758 for the nine months ended September 30, 2008 and 2007, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $3,681 and $2,782 was applied as an increase to rental income for the three months ended September 30, 2008 and 2007, respectively, and $9,407 and $8,776 for the nine months ended September 30, 2008 and 2007, respectively.

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

Assets Held For Sale: In determining whether to classify an asset as held for sale, the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value; and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation on the assets held for sale, including amortization of tenant improvements, acquired in-place leases and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(loss) income as discontinued operations for all periods presented.  There were no assets held for sale at September 30, 2008 or December 31, 2007.

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

In accordance with Accounting Principles Board Opinion (APB) No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, the Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for asset impairment.  Based upon the Company’s judgment, an impairment loss of $9,700 and $17,400 was warranted for the three and nine months ended September 30, 2008, respectively.  An impairment loss of $13,560 was recorded for the nine months ended September 30, 2007.  No impairment loss was recorded for the three months ended September 30, 2007.  Based upon the Company’s judgment, an impairment loss of none and $5,524 was warranted for the three and nine months ended September 30, 2008, respectively, related to the Company’s investment in an unconsolidated joint venture.  No impairment loss was recorded for the three and nine months ended September 30, 2007 related to the Company’s investment in unconsolidated joint ventures.

Conditional Asset Retirement Obligations: In accordance with FIN 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural costs, legal fees, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $4,589 and $2,262 at September 30, 2008 and December 31, 2007, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included within “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Partially-Owned Entities: If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then it will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF No. 04-5, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the sole

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

general partner would consolidate the limited partnership in accordance with GAAP.  The Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity.  However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

Notes Receivable:  Notes receivable relate to real estate financing arrangements and bear interest at market rates based on the borrower's credit quality and are recorded at face value.  Interest income is recognized over the life of the note using the effective interest method and the Company generally requires collateral.

A note is considered impaired in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  Pursuant to SFAS No. 114, a note is impaired if it is probable that the Company will not collect all principal and interest contractually due.  The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate.  The Company does not accrue interest when a note is considered impaired.  When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, no notes receivable were impaired as of September 30, 2008 or December 31, 2007.

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

Rental Expense: Rental expense associated with land that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and rent payments due under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets.

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

Derivative and Hedging Activities: In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at their fair values within “Other assets” or “Other liabilities.”  On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transaction. Any hedge ineffectiveness is reported in net (loss) income.  The Company does not use derivatives for trading or speculative purposes.

Stock Options: The Company adopted SFAS No. 123(R): Share-Based Payment on January 1, 2006.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This Statement does not change the accounting guidance for share-based payment transactions with parties

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for years beginning after November 15, 2007, although early application was permitted.  The Company has not elected the fair value option for financial assets or liabilities existing on the January 1, 2008 adoption date.

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value.”  Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method. SFAS No. 141(R) will be effective for years beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, the statement applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS No. 160 will be effective for years beginning on or after December 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.  This statement amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows.  The statement requires enhanced disclosures about an entity’s derivatives and hedging activities.  SFAS No. 161 will be effective for financial statements issued for years beginning on or after November 15, 2008.  The Company is currently evaluating the application of this statement and its effect upon the Company’s consolidated financial statements.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On November 29, 2007, the Company closed on the sale of four properties with American Express as tenants with an aggregate sale price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in the United States and one is located in Canada, with approximately 1,562,000 square feet in total.  The Company recognized a gain on the sale of operating properties of $19,564 and a gain on the extinguishment of $150,460 of debt assumed by the purchaser of $17,732.  The Company also wrote off approximately $970 in customer relationship value on the remaining American Express properties due to this sale.  The Company does not allocate general corporate interest expense to discontinued operations.  Income from discontinued operations had no impact on net (loss) income per common share (basic and diluted) for the periods ended September 30, 2008 and 2007, in the consolidated statements of operations.

(4)  Transactions with Related Parties

On November 15, 2007, the Company acquired its business manager/advisor and property managers in exchange for 37,500 newly issued shares of its stock.  The business manager/advisor and property managers became subsidiaries of the Company.  Prior to the merger, the Company paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to its former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  The Company’s business manager/advisor was entitled to maximum fees of $19,560 and $58,281 for the three and nine months ended September 30, 2007, respectively.    The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result the Company only incurred fees to its business manager/advisor totaling $9,500 and $19,000 for the three and nine months ended September 30, 2007, respectively.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property management fees are eliminated in the consolidation and replaced by the actual operating expenses of the property managers.  The Company incurred property management fees of $8,774 and $25,050 for the three and nine months ended September 30, 2007, respectively.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the three and nine months ended September 30, 2007, the Company incurred $1,774 and $5,070 of these reimbursements, respectively.  None of these reimbursements remained unpaid at September 30, 2008 and $404 remained unpaid as of December 31, 2007.

An Inland affiliate also provides investment advisory services to the Company related to the Company’s securities investments for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines the Company provides to them.  The Inland affiliate has also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.    The Company incurred fees totaling $308 and $520 for the three months ended September 30, 2008 and 2007, respectively.  The Company incurred fees totaling $1,321 and $1,614 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 and December 31, 2007, fees of $200 and $325, respectively, remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $306 and $461 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 and December 31, 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three and nine months

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

ended September 30, 2007, the Company incurred loan fees totaling $22 and $824, respectively, to this affiliate. No loan fees were incurred for the three and nine months ended September 30, 2008.  As of September 30, 2008 and December 31, 2007, none of these fees remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred no such costs for the three months ended September 30, 2008.  For the three months ended September 30, 2007, the Company incurred $4 of these costs.  For the nine months ended September 30, 2008 and 2007, the Company incurred $19 and $96, respectively, of these costs.  None of these costs remained unpaid as of September 30, 2008 and $27 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  No such costs have been incurred by the Company during the three and nine months ended September 30, 2008.  The Company incurred no such costs for the three months ended September 30, 2007.  For the nine months ended September 30, 2007, the Company incurred $238 of these costs.  No amounts remained unpaid as of September 30, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended September 30, 2008 and 2007, the Company incurred $130 and $167, respectively, of these costs.  For the nine months ended September 30, 2008 and 2007, the Company incurred $301 and $673, respectively, of these costs.  None of these costs remained unpaid as of September 30, 2008 and $141 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company will reimburse their expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the three and nine months ended September 30, 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has service agreements with certain Inland affiliates, including its office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally these agreements provide that the Company obtains certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the three months ended September 30, 2008 and 2007, the Company incurred $1,102 and $312, respectively, of these reimbursements.  For the nine months ended September 30, 2008 and 2007, the Company incurred $2,098 and $1,483, respectively, of these reimbursements.  Of these costs, $523 and $900 remained unpaid as of September 30, 2008 and December 31, 2007, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  None of these payments remained unpaid as of September 30, 2008 and $55 remained unpaid as of December 31, 2007.

(5)  Marketable Securities

Investment in marketable securities of $190,578 and $240,493 (original cost basis of $313,225 and $308,122, respectively) as of September 30, 2008 and December 31, 2007, respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized losses were equal to $50,208 and $19,104 for the three months ended September 30, 2008 and 2007, respectively and $53,113 and $30,887 for the nine months ended September 30, 2008 and 2007, respectively.  During the three months ended September 30, 2008 and 2007, the Company recognized losses of $61,276 and $686 respectively, related to declines in the value of securities which were determined to be other-than-temporary.  During the nine months ended September 30, 2008 and 2007, the Company recognized losses of $102,004 and $6,026, respectively, related to declines in the value of securities which were determine to be other-than-temporary.  In addition, during the three months ended September 30, 2008 and 2007 the Company recognized net (losses) gains of $(731) and $374, respectively on sales of securities.  For the nine months ended September 30, 2008 and 2007, the Company recognized net gains of $2,217 and $467, respectively, on sales of securities.

During the three months ended September 30, 2008 and 2007, dividend income of $6,277 and $6,684, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  For the nine months ended September 30, 2008 and 2007, dividend income of $18,266 and $17,122, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  As of September 30, 2008 and December 31, 2007, $2,257 and $2,856 of dividend income remained unpaid, respectively, and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of September 30, 2008, the Company had gross unrealized gains of $1,534 and gross unrealized losses of $2,467 recorded in accumulated other comprehensive loss.  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of September 30, 2008.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, additional other-than-temporary impairment losses may occur in future periods.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized at that time.  The Company’s investments in marketable securities

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

continued to experience market declines during October 2008.  As a result, net unrealized losses totaled $48,182 as of October 31, 2008.  The Company has made no determination as to whether the additional declines in the fair value of the marketable securities experienced subsequent to September 30, 2008, are other-than-temporary at this time.

The Company purchases a portion of its securities through a margin account.  As of September 30, 2008 and December 31, 2007, the Company had recorded a payable of $95,225 and $108,040, respectively, for securities purchased on margin which is included in “Mortgages and notes payable” in the accompanying consolidated balance sheets.  This debt bears variable interest rates ranging from the London InterBank Offered Rate (“LIBOR”) plus 25 basis points and LIBOR plus 35 basis points.  At September 30, 2008, these rates were equal to a range between 3.97% and 4.07%.  Interest expense on this debt in the amount of $762 and $1,168 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the three months ended September 30, 2008 and 2007, respectively.  Interest expense on this debt in the amount of $2,853 and $2,028 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the nine months ended September 30, 2008 and 2007, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During October 2008, the Company funded margin calls totaling approximately $9,500 primarily from available cash.  If the value of the Company’s marketable securities continues to decline in 2008 and beyond due to market conditions, the Company will become subject to further margin calls

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (“Plan”), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual stockholders’ meeting.

Under the Company’s Plan, prior to January 1, 2008, each non-employee director was entitled to be granted an option to acquire three thousand shares as of the date they became a director and an option to acquire an additional five hundred shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2004, so long as the director remained a member of the board of directors on such date.  Options granted during the Company’s initial offering period are all currently exercisable at $8.95 per share.  Subsequent to the Company’s initial offering period, options granted as of each annual stockholders’ meeting become fully exercisable on the second anniversary of the date of grant at the fair value of a share on the last business day preceding the date of each annual meeting.

Beginning January 1, 2008, each non-employee director will be entitled to be granted an option under the Company’s Plan to acquire five thousand shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Richard P. Imperiale and Kenneth E. Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional five thousand shares on the date of each annual stockholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the board of directors on such date.  All such options will be granted at the fair value of a share on the last business day preceding the date of each annual stockholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of September 30, 2008 and December 31, 2007, there had been a total of 35 and 25 options issued, respectively, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $2 and $1 related to these stock options was recorded during the three months ended September 30, 2008 and 2007, respectively.  Expense of $5 and $2 related to these stock options was recorded during the nine months ended September 30, 2008 and 2007, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $25,133 and $22,279 as of September 30, 2008 and December 31, 2007, respectively.

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included within property operating expenses and sales tax reimbursements are included within “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $571 and $757 for the three months ended September 30, 2008 and 2007, respectively, and $1,674 and $2,176 for the nine months ended September 30, 2008 and 2007, respectively.

Ground Leases

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the three months ended September 30, 2008 and 2007, ground lease rent expense was $3,620 and $2,364, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  For the nine months ended September 30, 2008 and 2007, ground lease rent expense was $8,303 and $7,070, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.

The following table summarizes the Company’s notes receivable at September 30, 2008:

(9)  Mortgages and Note Payable

Mortgages Payable

Mortgage loans outstanding as of September 30, 2008 were $4,340,521 and had a weighted average interest rate of 4.91%.  Of this amount, $4,117,947 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.95% at September 30, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $222,574 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.29% at September 30, 2008.  Properties with a net carrying value of $6,279,758 at September 30, 2008 and related tenant leases are pledged as collateral.  As of September 30, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

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

Derivative Instruments

All derivatives are recognized in the consolidated balance sheets at their fair value. On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged item. Any hedge ineffectiveness is reported as “Interest expense” in the consolidated statements of operations.

In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge interest rate risk associated with a variable-rate borrowing.  The swap was deemed highly effective at September 30, 2008 and converts one-month LIBOR into a fixed rate of approximately 3.81% for $8,250 of term loan debt.  As of September 30, 2008, the fair value of the Company’s $8,250 interest rate swap was an asset of $17 which is included in “Other assets” in the consolidated balance sheets.  No ineffectiveness was recorded for the three and nine months ended September 30, 2008 in relation to this swap.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge interest rate risk associated with a variable-rate borrowing.  The swap was deemed highly effective at September 30, 2008 and converts one-month LIBOR into a fixed rate of approximately 4.06% for $75,000 of term loan debt.  As of September 30, 2008, the fair value of the Company’s $75,000 interest rate swap was a liability of $1,105 which is included in “Other liabilities” in the consolidated balance sheets.  No ineffectiveness was recorded for the three and nine months ended September 30, 2008 in relation to this swap.

As of September 30, 2008, there have been no termination events or events of default related to these interest rate swaps. In addition, the Company has concluded that it is probable that the counterparty to these interest rate swaps will not default and that it is probable that the forecasted transactions will occur.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of September 30, 2008 and December 31, 2007, the Company had recorded a payable of $95,225 and $108,040, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 35 basis points.  At September 30, 2008, these rates were equal to a range between 3.97% and 4.07%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During October 2008, the Company funded margin calls totaling approximately $9,500 primarily from available cash.  If the value of the Company’s marketable securities continues to decline in 2008 and beyond due to market conditions, the Company will become subject to further margin calls.

Debt Maturity

The following table shows the mortgage debt payables, notes payable, margin payable and line of credit maturities during the next five years:

The maturity table excludes other financing obligations as described in Note 1.

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with a one-year extension option.  The line of credit requires interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of the Company’s net worth to total recourse indebtedness.  The Company is also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, the Company was in compliance with such covenants.  The outstanding balance on the line of credit was $150,000 and $75,000 at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008, the effective interest rate was 3.90% per annum.

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

On September 2, 2008, the Company purchased the remaining interest in Preston Trail Village for a total of $21,455, which included the payoff of a construction loan of $19,494.  As of September 30, 2008, the Company had a 100% ownership interest in Preston Trail Village and accordingly consolidated the investment property.

The ownership percentage associated with San Gorgonio Village is based upon the estimated projected cost to complete the development project and is subject to change based upon actual completion costs.  The construction loan associated with the project is guaranteed by the Company’s joint venture partner and therefore, the joint venture partner bears the greatest risk of loss related to the venture.  During the nine months ended September 30, 2008, the Company determined that its investment in San Gorgonio Village was not recoverable as a result of construction cost overruns, the rapid decline of market leasing rates and dramatically reduced tenant demand for the project space.  As a result, a $5,524 impairment loss was recorded on the Company’s investment in this unconsolidated joint venture.

Effective April 27, 2007, the Company formed a strategic joint venture (“MS Inland”) with a large state pension fund (the “institutional investor”).  The purpose of MS Inland is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, MS Inland initially acquired seven neighborhood retail and community centers, which were contributed to MS Inland by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the MS Inland operating agreement, the institutional investor contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties.  Accordingly, under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits of MS Inland were $548 and $1,728 for the three and nine months ended September 30, 2008, respectively, and $860 and $1,595 for the three and nine months ended September 30, 2007.  The Company received net operating cash distributions from MS Inland totaling $1,268 and $4,427 for the three and nine months ended September 30, 2008, and $1,399 and $1,420 for the three and nine months ended September 30, 2007.  During the second quarter of 2007, the Company borrowed $50,000 from MS Inland at an annual interest rate of 4.80% which is reflected in “Mortgages and notes payable” on the consolidated balance sheets.

The operations of the seven contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  The Company determined that the joint venture is not a variable interest entity and accounts for its interest in the joint venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of MS Inland.  The Company recognized a gain of $11,796 on the contribution of the seven investment properties to MS Inland during the nine months ended

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

September 30, 2007.  The gain resulted from a difference between the fair value and the Company’s carrying value of the contributed assets and was recognized to the extent of the outside interest in MS Inland, net of the Company’s commitment to fund additional capital contributions.  The amount of proceeds not recognized in the computation of the gain was based on the Company’s continuing involvement in the contributed property.  In addition, the Company recognized a gain of $2,486 related to the extinguishment of mortgage debt on the seven investment properties contributed to MS Inland during the nine months ended September 30, 2007.  The gain resulted from the difference between the fair value and the Company’s carrying value of the debt assumed by MS Inland and was calculated net of the write-off of deferred financing costs.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 and $240 of amortization related to this difference for the three and nine months ended September 30, 2008, respectively, and $53 and $133 for the three and nine months ended September 30, 2007.

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

(13)  Earnings per Share

Basic net (loss) income per share (“EPS”) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income by the common shares plus shares issuable upon exercising options.  As of September 30, 2008 and December 31, 2007, options to purchase 35 and 25 shares, respectively, of common stock at the weighted average exercise price of $9.40 and $9.16 per share, respectively, were outstanding.  These options to purchase shares had an immaterial effect on diluted EPS.

The basic and diluted weighted average number of common shares outstanding was 481,308 and 451,319 for the three months ended September 30, 2008 and 2007, respectively, and 482,929 and 449,448 for the nine months ended September 30, 2008 and 2007, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(14)  Income Taxes

The Company made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes.  Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least 90% of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company has one wholly-owned subsidiary that has elected to be treated as a TRS for federal income tax purposes.  A TRS is taxed on its net income at regular corporate tax rates.  Approximate income tax expense incurred as a result of the TRS was none and $41 for the nine months ended September 30, 2008 and 2007, respectively.

Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse.

The Company adopted the provisions of FIN 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision, liabilities of $98 and $412 are recorded as of September 30, 2008 and December 31, 2007, respectively.

The Company had no unrecognized tax benefits as of the January 1, 2007 adoption date or as of September 30, 2008.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2008.  Returns for the calendar years 2003 through 2007 remain subject to examination by federal and various state tax jurisdictions.

(15)  Provision for Asset Impairment

During the three months ended September 30, 2008, the Company recorded asset impairment charges for two single-user retail properties and one consolidated joint venture operating property.  One property incurred an impairment charge of $3,300 related to an approximately 59,000 square foot single-user retail property located in Ridgecrest, California.  Another property incurred an impairment charge of $3,000 related to an approximately 61,000 square foot single-user retail property located in Turlock, California.  The consolidated joint venture operating property incurred an impairment charge of $3,400 related to an approximately 145,200 square foot, multi-tenant retail shopping center located in Stroudsburg, Pennsylvania.

Additionally, during the nine months ended September 30, 2008, the Company also recorded asset impairment charges for two single-user retail properties.  One property incurred an impairment charge of $3,000 related to an approximately 41,300 square foot single-user retail property located in Naperville, Illinois.  The other property incurred an impairment charge of $4,700 related to an approximately 37,300 square foot single-user retail property located in Murrieta, California.  In each instance, the tenant had vacated the space.

During the nine months ended September 30, 2007, the Company recorded an asset impairment of $13,560 related to an approximately 287,000 square foot, multi-tenant retail property located in University Heights, Ohio.

The Company identified certain indicators of impairment for each of these properties, such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon a revised holding period for the asset.  Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations.

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

To comply with the provisions of SFAS No. 157, when measuring the fair value of the Company’s derivative instruments the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2008:

(17)  Recent Developments

On December 28, 2007, the Company executed a Lease Termination Agreement with Tops Market (56,595 square feet) at University Square in University Heights, Ohio.  The Company recorded the termination fee income on January 2, 2008 of approximately $5,000 upon receipt of cash as all conditions of the termination agreement were met on such date.  Upon execution of a loan modification from the lender on January 2, 2008, the cash was escrowed by the lender as required.

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

On August 12, 2008, the Company acquired a vacant land parcel adjacent to the property known as Traveler’s Office Building, located in Knoxville, Tennessee, for a purchase price of $425.  The Company plans to build a parking lot on the parcel and charge the tenant rent for the parking lot.

On August 14, 2008, the Company acquired another phase of the shopping center known as Fullerton Metrocenter, located in Fullerton, California, for a purchase price of $250, with 2,874 square feet.

On August 18, 2008, the Company acquired Phase IIB of the shopping center known as Riverpark, located in Sugar Land, Texas, for a purchase price of $13,458 with 186,405 square feet.  The related construction loan totaling $10,124 was repaid by the seller at closing.

On September 2, 2008, the Company purchased the remaining interest in Preston Trail Village for a total of $21,455, with 179,959 square feet, which included the payoff of a construction loan of $19,494.  As of September 30, 2008, the Company had a 100% ownership interest in Preston Trail Village and accordingly consolidated the investment property.

During the nine months ended September 30, 2008, the Company funded earnouts totaling $48,705 to purchase an additional 174,964 square feet at fifteen existing properties.

During the nine months ended September 30, 2008, the Company closed on three mortgages payable resulting in proceeds of $127,250.  These mortgages payable have fixed or swapped to fixed interest rates ranging from 3.81% to 5.66%.  The Company funded construction loans totaling $40,421 and refinanced two mortgages payable totaling $36,885 with new borrowed amounts totaling $38,885 with fixed interest rates of 5.28% and 5.71% and terms of four years.

In October 2008, Linens ‘n Things announced its plans for a full liquidation.  Linens ‘n Things represents approximately $9,725 in 2008 annual base rent of the Company.

In October 2008, Mervyns announced its plans for a full liquidation.  Mervyns represents approximately $17,601 in 2008 annual base rent of the Company.

In November 2008, Circuit City announced its plans for reorganization under Chapter 11.  Circuit City represents approximately $11,206 in 2008 annual base rent for the Company.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $59,108 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has entered into one construction loan agreement and four other installment note agreements in which the Company has committed to fund up to a total of $31,420.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2008 and December 31, 2007 was $27,364 and $33,801, respectively.  Therefore, the Company may be required to fund up to an additional $4,056 on these loans.

The Company guarantees a portion of the construction debt associated with certain of its development joint ventures.  The guarantees are released as certain leasing parameters are met.

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt, which as of September 30, 2008, had an outstanding balance of $27,160, of which the Company has guaranteed 15%, or $4,074.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of September 30, 2008, had an outstanding balance of $15,969, of which the Company has guaranteed 25%, or $3,992. Upon achieving a debt service coverage ratio of 1.25, the guaranteed amount is reduced to 15% of the outstanding loan balance.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of September 30, 2008, had an outstanding balance of $3,552, of which the Company has guaranteed 15%, or $533.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada. As part of the project, the joint venture obtained construction debt which as of September 30, 2008, had an outstanding balance of $43,850, of which the Company has guaranteed 15%, or $6,577.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (“Green Valley”) for the purpose of acquiring land located in Henderson, Nevada. In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (“Target”).  Under the terms of the agreement, Target has the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, are not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company has guaranteed the put option with Green Valley.  In addition, as part of the project, the joint venture obtained construction debt which as of September 30, 2008, had an outstanding balance of $6,846, of which the Company has guaranteed 40%, or $2,738.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of September 30, 2008, the Company had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also four letters of credit relating to three construction projects as security for utilities and completion.  The balance of outstanding letters of credit at September 30, 2008 was $28,339.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  As of September 30, 2008, the Company had outstanding rate lock deposits of $8,500 for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amount, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended to November 30, 2008.  Based upon the Company’s uncertainty related to its intention to borrow mortgage debt associated with this Treasury rate lock agreement, the Company determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, the Company wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.  On July 9, 2008, the lender returned to the Company additional rate lock deposits for a total of $2,550. The Company then was required to pay additional rate lock deposits of $850 on both September 10, 2008 and September 15, 2008. The Company wrote off an additional $1,450 of the rate lock deposit during the quarter to reduce the balance to its estimated net realizable value of $1,850 as of September 30, 2008.

(19)  Litigation

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with the Company’s merger with the Company’s business manager/advisor and property managers as reflected in the Company’s Proxy Statement dated September 10, 2007 (the “Proxy Statement”). On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff, and KPMG LLP, the Company’s independent registered public accounting firm, as an additional defendant. The amended complaint alleges, among other things, that: (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class; and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (vi) the payment of reasonable attorneys’ fees and experts’ fees.  The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend the lawsuit.

(20)

Subsequent Events

During the period from October 1, 2008 through November 10, 2008, the Company:

•

issued 2,506 shares of common stock through the DRP and repurchased 5,298 shares of common stock through the SRP resulting in a total of 476,419 shares of common stock outstanding at November 10, 2008;

•

paid distributions of $51,100 to stockholders in October and November 2008 for September and October 2008, respectively.  The distributions represented an annualized distribution rate of $0.64 per share;

•

borrowed an additional $75,000 on the unsecured line of credit;

•

funded earnouts totaling $27,526 to purchase an additional 136,061 square feet at three existing properties;

•

purchased an additional 23,389 square foot building at one existing property for a purchase price of $6,000;

•

funded additional capital of $300 on one existing unconsolidated development joint venture;

•

funded additional capital of $554 on two existing development joint ventures;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

sold a vacant land parcel adjacent to an existing development joint venture for a price of $1,307.  Net proceeds from the sale were used to purchase a land parcel adjacent to the same existing development joint venture for a purchase price of $1,200;

•

repaid $19,577 of existing mortgage debt with fixed interest rates of 4.68% on two properties;

•

exercised an option to purchase a parcel of vacant land adjacent to one existing development property for a price of $2,465 and subsequently sold the same parcel for a price of $2,958; and

•

paid approximately $9,500 to fund margin calls related to the investments in marketable securities.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008; however, share repurchases under the SRP could be terminated prior to November 19, 2008 if the 5% limit was reached prior to November 19, 2008.  On October 22, 2008, the 5% limit was reached.

On October 14, 2008, under the Company’s Independent Director Stock Option Plan, each non-employee director was granted an option to acquire an additional five thousand shares.

On October 14, 2008, the Company’s shareholders approved the establishment of the Inland Western Retail Real Estate Trust, Inc. 2008 Long-Term Compensation Plan, pursuant to which options, restricted stock, stock appreciation rights and/or other methods of stock compensation may be provided to certain of the Company’s employees.

On November 4, 2008, all of the held for sale criteria were met for a property known as Larkspur Landing located in Larkspur, California.  As a result, depreciation was suspended on the related assets, including amortization for tenant improvements and acquired in-place leases as of that date.

In October 2008, Linens ‘n Things announced its plans for a full liquidation.  Linens ‘n Things represents approximately $9,725 in 2008 annual base rent of the Company.

In October 2008, Mervyns announced its plans for a full liquidation.  Mervyns represents approximately $17,601 in 2008 annual base rent of the Company.

In November 2008, Circuit City announced its plans for reorganization under Chapter 11.  Circuit City represents approximately $11,206 in 2008 annual base rent for the Company.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

National or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from the current volatile economic downturn;

•

General financial risks affecting the real estate industry, including the current economic downturn that may adversely affect the ability of our tenants, or new tenants, to enter into new leases or the ability of our existing tenants to renew their leases at rates at least as favorable as their current rates or at all;

•

The level and volatility of interest rates as well as significant challenges in the debt market that may adversely affect our ability to obtain permanent financing or refinance our existing debt;

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

•

The ability to dispose of properties on favorable terms or at all as real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing;

•

Risks of joint venture activities, including development joint ventures;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2008.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2007, filed with the SEC on March 31, 2008 and as amended on April 29, 2008.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of September 30,

2008, our portfolio consisted of 292 operating properties wholly-owned by us (the wholly-owned properties) and thirteen operating properties in which we own between 5% and 95% (the consolidated operating joint venture properties), for a total of 305 operating properties.  We have also invested in seven other operating properties that we do not consolidate and twenty-three properties in eight development joint ventures, six of which we consolidate.

In this report all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries including joint ventures.

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We actively manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders and intend to continue distribution in order to maintain our REIT status.

The properties in our portfolio are located in 38 states.  As of September 30, 2008, our consolidated and wholly-owned portfolio consisted of 183 multi-tenant shopping centers and 122 free-standing, single-user properties of which 106 are net lease properties.  The consolidated and wholly-owned portfolio contains an aggregate of approximately 45,765,300 square feet of gross leasable area or GLA, of which approximately 96% of the GLA was physically leased and 96% was economically leased.  The weighted average occupied GLA was 96% and 97% as of September 30, 2008 and December 31, 2007, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers, financial companies and other tenants who provide basic household goods and services.  Of our total annualized revenue as of September 30, 2008, approximately 67% is generated by anchor, single or credit tenants, including PetSmart, Bed, Bath & Beyond, Ross Dress for Less, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 305 wholly-owned and consolidated joint venture properties as of September 30, 2008, 137 were located west of the Mississippi River.  These 137 equate to approximately 46% of our GLA and approximately 48% of our annualized base rental income as of September 30, 2008.  The remaining 168 properties are located east of the Mississippi River.

During the nine months ended September 30, 2008, we invested approximately $163,937 for the acquisition of two multi-tenant shopping centers, the expansion of three existing operating properties and funding of 25 earnouts at 15 existing properties, containing a total GLA of approximately 850,451 square feet.  We also invested approximately $4,932 and $2,300 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $116,294 in investor proceeds through our DRP and obtained approximately $222,635 in mortgage and other financing proceeds.

Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition and leasing strategy.  We believe our strategy of purchasing and leasing properties, focusing on tenancy which provides basic goods and services, will produce stable earnings and growth opportunities in future years.

United States retail chain stores posted an overall 1% same store sales increase in September 2008, the softest September since 2001, according to the International Council of Shopping Centers index.  With economic pressures hindering consumer spending, retail sales continue to slow in advance of the holiday season, and retailers are facing incredible challenges to develop strategies to counteract the economic downturn.

Sales continue to be negatively impacted in most discretionary retail categories including furniture and home furnishing, electronics and appliance, apparel and accessory stores.  Department stores and luxury stores had very weak sales results as well, reflecting the financial and economic worries among a wide range of consumers, even the higher income households.  The best performers continue to be retailers focused on value and necessity such as wholesale clubs, health and drug stores and grocers.

The outlook for the fourth quarter indicates that sales will continue to slide, as evidenced by the recent release of industry data showing national retail sales fell 1.2% in the four weeks of October 2008 compared with September 2008.  TNS Retail Forward, a leading industry research firm, forecasts that holiday sales this year will be the weakest in 17 years, calling for only 1.5% growth when compared to the previous year.  The report notes that the benefit from the drop in gasoline prices will be more than offset by the impact of rising unemployment, tighter credit and general economic concerns.

The effect of the economic downturn is having a significant impact on several of the national, regional and local retailers in our portfolio.  Already, more than a dozen national retail chains have filed for bankruptcy this year, not all of whom are in our portfolio, including Circuit City, Mervyns, Linens ‘n Things, Goody’s and Sharper Image.  This is double the volume of bankruptcies from last year, and it is expected that several more retailers could go out of business after the holiday season.  In addition, many other retailers have announced store closings or a slowdown in their store expansion plans.  Retailers with announced store closing plans in our portfolio include Charming Shops and Starbucks.  The tenants with which we have concerns of bankruptcy or closings represent approximately 9.4% of our current total annualized rental income.  Bankruptcy and store closings are increasing and approaching record levels.

There continues to be stress in the economy.  Not only is there a rise in the number of store closings and bankruptcies from the aforementioned national retailers, but our small shop tenants are exhibiting stress as well.  Delinquencies are rising, evictions are more common and requests for rent relief are more frequent.  However, strong retailers view these times as the chance to increase market share as well as upgrade their existing locations.  We have had continued interest from some of the strongest retailers which have expansion plans in our centers.  We continue to believe that our well located, high demographic and newer properties will be viewed by these retailers as prime locations for their expansion plans.

Critical Accounting Policies

Our 2007 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the nine months ended September 30, 2008, there were no significant changes to these policies.

Results of Operations

Comparison of the three months ended September 30, 2008 to September 30, 2007

The table below presents operating information for our same store portfolio consisting of 302 operating properties acquired or placed in service prior to July 1, 2007, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended September 30, 2008 and 2007.

Three Months Ended September 30,			
	2008	2007	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (302 properties):				
Rental income	$ 142,343	$ 141,077	$ 1,266	0.9
Tenant recovery income	32,183	38,465	(6,282)	(16.3)
Other property income	3,376	3,194	182	5.7
Other investment properties:				
Rental income	2,674	56	2,618	4,675.0
Tenant recovery income	546	-	546	-
Other property income	12	25	(13)	(52.0)
Total rental and additional rental income	181,134	182,817	(1,683)	(0.9)
Expenses:				
Same store investment properties (302 properties):				
Property operating expenses	34,290	35,782	(1,492)	(4.2)
Real estate tax expense	22,090	22,816	(726)	(3.2)
Other investment properties:				
Property operating expenses	606	263	343	130.4
Real estate tax expense	471	48	423	881.3
Total property operating expenses	57,457	58,909	(1,452)	(2.5)
Property net operating income (loss):				
Same store investment properties	121,522	124,138	(2,616)	(2.1)
Other investment properties	2,155	(230)	2,385	1,037.0
Total net operating income	123,677	123,908	(231)	(0.2)
Other income:				
Straight-line rental income	3,416	4,023	(607)	
Insurance captive income	474	297	177	
Amortization of above and below market lease intangibles	1,846	805	1,041	
Dividend income	6,277	6,684	(407)	
Interest income	1,181	2,626	(1,445)	
Minority interests	-	51	(51)	
Equity in income of unconsolidated joint ventures	507	-	507	
Other income	350	-	350	
Total other income	14,051	14,486	(435)	(3.0)
Other expenses:				
Straight-line ground lease expense	2,191	1,015	1,176	
Insurance captive expense	448	609	(161)	
Depreciation and amortization	75,865	70,075	5,790	
Provision for asset impairment	9,700	-	9,700	
General and administrative expenses	4,750	3,060	1,690	
Advisor management fee	-	9,500	(9,500)	
Interest expense	56,934	54,676	2,258	
Recognized loss on marketable securities	62,007	312	61,695	
Equity in losses of unconsolidated joint ventures	-	27	(27)	
Loss on interest rate locks	1,450	-	1,450	
Other expense	-	121	(121)	
Minority interests	301	-	301	
Total other expenses	213,646	139,395	74,251	53.3
Income from discontinued operations	-	200	(200)	(100.0)
Net loss	$ (75,918)	$ (801)	$ (75,117)	(9,377.9)

Net operating income decreased by $231, or 0.2%.  Total rental income, tenant recoveries and other property income decreased by $1,683, or 0.9%, and total property operating expenses decreased by $1,452, or 2.5%, for the three months ended September 30, 2008, as compared to September 30, 2007.

Rental income.  Rental income increased $1,266 or 0.9%, on a same store basis from $141,077 to $142,343.  The same store increase is primarily due to the following items:

•

an increase of $1,104 due to earnouts completed subsequent to July 1, 2007;

•

an increase of $805 due to buildout of additional leasable square footage at three operating properties; and

•

partially offset by a decrease of $748 due to tenant bankruptcies at three operating properties.

Overall, rental income increased $3,884, or 2.8%, from $141,133 to $145,017.  The same store increase was $1,266, and the other properties experienced:

•

an increase of $691 due to certain development properties wholly or partially placed into service subsequent to July 1, 2007; and

•

an increase of $1,845 due to properties acquired subsequent to July 1, 2007.

Tenant recovery income.  Tenant recovery income decreased $6,282, or 16.3%, on a same store basis from $38,465 to $32,183, primarily due to a reduction in the 2007 tenant recovery income accrual estimate as a result of the real estate tax and common area expense reconciliation processes completed during the three months ended September 30, 2008.

Overall, tenant recovery income decreased $5,736, or 14.9%, from $38,465 to $32,729, primarily due to the decrease in the same store portfolio described above, partially offset by the impact of properties acquired subsequent to July 1, 2007.

Other property income.  Other property income increased overall by $169, or 5.3%.  The increase is primarily attributable to increased parking revenue at a same store property.

Property operating expenses. Property operating expenses decreased $1,492, or 4.2%, on a same store basis from $35,782 to $34,290.  As a result of the merger on November 15, 2007, the property management fees for the three months ended September 30, 2008 were eliminated in consolidation and replaced by the actual operating expenses of the property management companies.  The same store decrease is primarily due to the decrease in property management fees of $8,638 partially offset by $5,259 of actual operating expenses attributable to the property management companies.  There was also a decrease in insurance expense of $245, primarily related to a reduction in insurance premiums.  The net decrease was partially offset by an increase in bad debt expense of $2,268 due primarily to increased tenant bankruptcies and the current economic challenges facing tenants.

Overall, property operating expenses decreased $1,149 or 3.2% from $36,045 to $34,896 due to the decrease in the same store portfolio described above, partially offset by increases in certain non-recoverable and recoverable expenses of $427 related to properties acquired subsequent to July 1, 2007.

Real estate tax expense.  Real estate tax expense decreased $726, or 3.2%, on a same store basis from $22,816 to $22,090.  The same store decrease is primarily due to a decrease in accrual estimates during the three months ended September 30, 2008 based upon actual taxes paid and an increase in refunds received.

Overall, real estate taxes decreased $303, or 1.3%, from $22,864 to $22,561.  The same store decrease was $726 and the other investment properties experienced an increase in real estate tax expense of $423 primarily related to properties acquired subsequent to July 1, 2007.

Other income.  Other income decreased $435, or 3.0%. This decrease was primarily due to:

•

a decrease in interest income of $1,445 primarily due to a decrease of $375 as a result of full or partial payoffs of notes receivable subsequent to September 30, 2007 and a $983 decrease as a result of decreases in operating cash and short-term investments in interest bearing accounts; and

•

partially offset by an increase in amortization of above and below market lease intangibles of $1,041 primarily due to write-offs related to tenants that vacated during the three months ended September 30, 2008 as a result of increased tenant bankruptcies and the resulting early termination of leases.

Other expenses.  Other expenses increased $74,251, or 53.3%. This increase was primarily attributable to:

•

an increase of $61,695 in recognized loss on marketable securities as a result of a $61,276 decline in the fair value of certain marketable securities determined to be other-than-temporary;

•

an increase in depreciation and amortization of $5,790 ($3,752 of which is due to write-offs related to tenants that vacated during the three months ended September 30, 2008 due to tenant bankruptcies and current economic conditions and $1,260 related to properties acquired or placed in service subsequent to July 1, 2007);

•

an increase in interest expense of $2,258 resulting from various factors including: interest incurred in 2008 for the line of credit (there was no line of credit in the prior period), increases in the outstanding mortgage payables in the current period, and construction loan interest related to increases in construction loans in the current period, partially offset by an increase in capitalized interest due to additional qualifying assets under development;

•

an increase in general and administrative expenses of $1,690 primarily due to an increase in general and administrative salaries resulting from an increase in the number of employees and a general increase in salaries;

•

an impairment loss of $9,700 related to two single-user properties located in Ridgecrest, California and Turlock, California as well as one multi-tenant property located in Stroudsburg, Pennsylvania; and

•

the loss related to one interest rate lock agreement of $1,450.

These increases were partially offset by a decrease in advisor management fees of $9,500 paid to our former business manager/advisor prior to the previously described merger.

Comparison of the Nine Months Ended September 30, 2008 to September 30, 2007

The table below presents operating information for our same store portfolio consisting of 295 operating properties acquired or placed in service prior to January 1, 2007, along with a reconciliation to net operating income. The properties in the same store portfolios as described were owned for the nine months ended September 30, 2008 and 2007.

Nine Months Ended September 30,			
	2008	2007	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (295 properties):				
Rental income	$ 403,938	$ 399,479	$ 4,459	1.1
Tenant recovery income	96,410	105,396	(8,986)	(8.5)
Other property income	15,055	8,374	6,681	79.8
Other investment properties:				
Rental income	29,647	18,203	11,444	62.9
Tenant recovery income	7,315	8,393	(1,078)	(12.8)
Other property income	669	398	271	68.1
Total rental and additional rental income	553,034	540,243	12,791	2.4
Expenses:				
Same store investment properties (295 properties):				
Property operating expenses	89,859	97,341	(7,482)	(7.7)
Real estate tax expense	60,378	61,733	(1,355)	(2.2)
Other investment properties:				
Property operating expenses	8,226	5,004	3,222	64.4
Real estate tax expense	5,463	5,021	442	8.8
Total property operating expenses	163,926	169,099	(5,173)	(3.1)
Property net operating income:				
Same store investment properties	365,166	354,175	10,991	3.1
Other investment properties	23,942	16,969	6,973	41.1
Total net operating income	389,108	371,144	17,964	4.8
Other income:				
Straight-line rental income	10,036	12,089	(2,053)	
Insurance captive income	1,491	1,413	78	
Amortization of above and below market lease intangibles	3,770	3,018	752	
Dividend income	18,266	17,122	1,144	
Interest income	3,608	11,512	(7,904)	
Gain on contribution of investment properties	-	11,796	(11,796)	
Gain on extinguishment of debt	-	2,486	(2,486)	
Other income	610	3,585	(2,975)	
Equity in income of unconsolidated joint ventures	992	-	992	
Total other income	38,773	63,021	(24,248)	(38.5)
Other expenses:				
Straight-line ground lease expense	4,078	3,042	1,036	
Insurance captive expense	1,409	1,378	31	
Depreciation and amortization	215,124	199,988	15,136	
Provision for asset impairment	17,400	13,560	3,840	
General and administrative expenses	14,545	11,591	2,954	
Advisor management fee	-	19,000	(19,000)	
Interest expense	167,656	162,302	5,354	
Recognized loss on marketable securities	99,787	5,559	94,228	
Equity in losses of unconsolidated joint ventures	-	1	(1)	
Impairment of investment in unconsolidated joint venture	5,524	-	5,524	
Loss on interest rate locks	11,048	-	11,048	
Minority interests	933	5,581	(4,648)	
Total other expenses	537,504	422,002	115,502	27.4
Income from discontinued operations	-	506	(506)	(100.0)
Net (loss) income	$ (109,623)	$ 12,669	$ (122,292)	(965.3)

Net operating income increased by $17,964, or 4.8%.  Total rental income, tenant recoveries and other property income increased by $12,791, or 2.4%, and total property operating expenses decreased by $5,173, or 3.1%, for the nine months ended September 30, 2008, as compared to September 30, 2007.

Rental income.  Rental income increased $4,459, or 1.1%, on a same store basis from $399,479 to $403,938.  The same store increase is primarily due to the following items:

•

an increase of $940 due to earnouts completed subsequent to January 1, 2007;

•

an increase of $2,955 due to buildout of additional leasable square footage at three operating properties;

•

partially offset by a decrease of $1,775 due to tenant bankruptcies at three operating properties; and

•

an overall increase at certain properties due to new tenants moving in at higher rents than expired leases after January 1, 2007.

Overall, rental income increased $15,903, or 3.8%, from $417,682 to $433,585.  The same store increase was $4,459, and the other investment properties experienced an increase in rental income of $19,032 due to properties acquired subsequent to January 1, 2007, partially offset by a decrease of $7,602 due to properties contributed to an unconsolidated joint venture investment.

Tenant recovery income. Tenant recovery income decreased $8,986, or 8.5%, on a same store basis from $105,396 to $96,410, primarily due to:

•

a decrease of $2,130 in 2008 tenant recovery income due to reduced recovery percentages as a result of tenant vacancies and the reconciliation processes completed during the nine months ended September 30, 2008, and

•

a reduction in the 2007 tenant recovery income estimate as a result of the real estate tax and common area expense reconciliation processes completed during the nine months ended September 30, 2008.

Overall, tenant recovery income decreased $10,064, or 8.8%, from $113,789 to $103,725, primarily due to the decrease in the same store portfolio described above.

Other property income.  Other property income increased overall by $6,952, or 79.3%.  The increase is attributable primarily to:

•

a $5,090 increase in lease termination fee income primarily due to the $5,000 termination fee from Tops Market at University Square in University Heights, Ohio, a same store property;

•

a $610 increase in settlements received from vacated tenants; and

•

a $1,047 increase in parking revenue generated by the parking garage at a same store property.

Property operating expense. Property operating expense decreased $7,482, or 7.7%, on a same store basis from $97,341 to $89,859.  As a result of the merger on November 15, 2007, the property management fees for the nine months ended September 30, 2008 were eliminated in consolidation and replaced by the actual operating expenses of the property management companies.  The same store decrease is primarily due to a decrease in property management fees of $23,287 partially offset by $12,507 of actual operating expenses attributable to the property management companies.  There was also a decrease in insurance expense of $872, primarily related to a reduction in insurance premiums. The net decrease was partially offset by the following items:

•

an increase in bad debt expense of $2,274 due to increased tenant bankruptcies and the current economic challenges facing tenants; and

•

increases in certain non-recoverable and recoverable expense of $1,952.

Overall, property operating expenses decreased $4,260, or 4.2%, from $102,345 to $98,085, due to the decrease in the same store portfolio described above, partially offset by the increases in the other investment properties, as follows:

•

an increase in bad debt expense of $735; and

•

increases in certain non-recoverable and recoverable expense of $2,487 related to the acquisition of properties and completions of earnouts subsequent to January 1, 2007.

Real estate tax expense.  Real estate tax expense decreased $1,355, or 2.2%, on a same store basis from $61,733 to $60,378.  The same store decrease is primarily due to a decrease in accrual estimates during the nine months ended September 30, 2008 as a result of actual taxes paid and an increase in refunds received, partially offset by:

•

an increase of $157 related to properties where vacated tenants with triple net leases previously paid real estate taxes directly; and

•

an increase in tax consulting fees of approximately $225 as a result of assessed valuations decreases achieved.

Overall, real estate taxes decreased $913, or 1.4%, from $66,754 to $65,841.  The same store decrease was $1,355 and the other investment properties experienced:

•

an increase in real estate tax expense of $2,574 due to properties acquired subsequent to January 1, 2007, partially offset by a decrease of $2,021 due to the contribution of seven properties to an unconsolidated joint venture during the nine months ended September 30, 2007; and

•

a decrease in accrual estimates during the nine months ended September 30, 2008 adjusted based upon actual taxes paid.

Other income.  Other income decreased $24,248, or 38.5%. This decrease was due primarily to:

•

a decrease of interest income of $7,904 primarily due to decreases of $3,537 as a result of full or partial payoffs of notes receivables subsequent to September 30, 2007 and $4,110 as a result of decreases in operating cash and short-term investments in interest bearing accounts;

•

an $11,796 gain on contributed properties and a $2,486 gain on extinguishment of debt of as a result of seven properties contributed to a joint venture during the nine months ended September 30, 2007; and

•

a decrease of $2,975 primarily as a result of a $4,657 gain from the redemption of certain minority interests to a joint venture partner during the nine months ended September 30, 2007.

Other expense.  Other expenses increased $115,502, or 27.4%. This increase was primarily due to:

•

an increase of $94,228 in recognized loss on investment securities as a result of a $102,004 decline in the fair value of certain marketable securities determined to be other-than-temporary;

•

an increase in depreciation and amortization of $15,136 ($8,220 of which is due to write-offs related to tenants that vacated during the nine months ended September 30, 2008 due to tenant bankruptcies and current economic conditions, $9,321 relates to properties acquired or placed in service subsequent to January 1, 2007, partially offset by $3,859 of expense related to seven properties that were contributed to a joint venture in April 2007);

•

a $5,524 recognized loss from unconsolidated joint ventures as a result of the write-off of an investment in a development joint venture;

•

losses related to two rate lock agreements deposits totaling $11,048;

•

an increase in interest expense of $5,354 resulting from various factors including: interest incurred in 2008 for the line of credit (there was no line of credit in the prior period), increases in the outstanding mortgage payables in the current period, interest incurred on a $50,000 note since June 2007, and construction loan interest related to increases in construction loan interest in the current period, partially offset by an increase in capitalized interest due to additional qualifying assets under development;

•

an increase in general and administrative expenses of $2,954 due to an increase in general and administrative salaries of $1,540 resulting from an increase in the number of employees, a general increase in salaries and an increase in legal fees of $1,060 associated with a litigation matter; and

•

a $3,840 increase in provision for asset impairment due to a $13,560 provision for asset impairment related to our University Square multi-tenant property located in University Heights, Ohio, during the nine months ended September 30, 2007, compared to a $17,400 provision for asset impairment related to four single-user properties located in Naperville, Illinois, Murrieta, California, Ridgecrest, California and Turlock, California as well as one multi-tenant property located in Stroudsburg, Pennsylvania during the nine months ended September 30, 2008.

These increases were partially offset by:

•

a $19,000 decrease in advisor management fees paid to our former business manager/advisor prior to the previously described merger; and

•

a decrease in minority interests as a result of a $4,657 gain related to the redemption of certain minority interests to our joint venture partner during the nine months ended September 30, 2007.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations.  Cash generated from operations is not equivalent to our net income from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts or NAREIT, an industry trade group, has promulgated a standard known as “Funds from Operations” or FFO.  We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the performance of REITs.  As defined by NAREIT, FFO means net income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization after adjustments for unconsolidated investments and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure  of our capacity to pay distributions.

FFO is calculated as follows:

The decline in funds from operations resulted primarily from non-cash impairments recognized on marketable securities.  Impairment amounts recognized for the three and nine months ended September 30, 2008 were $63,457 and $110,835, respectively.  The impairments related to the marketable securities are recognized when we determine that declines in the stock price of our marketable securities are other-than-temporary.  We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale.

Our net income and distributions per share are based upon the weighted average number of common shares outstanding.  The $0.48 per share distribution declared for the nine months ended September 30, 2008 and 2007, represented 220% and 105%, respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for federal income tax purposes is taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholder’s basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholder’s shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of the REIT’s taxable income.  REIT taxable income does not include net capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distributions in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, any decision by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  We are in unprecedented economic times.  Adverse changes in equity and debt capital markets have forced economic conditions upon our tenants that could result in their inability to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants.  Although our shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than high-priced luxury items, current unemployment rates and energy and food costs have forced our retailers’ consumer to slow or stop discretionary spending.

To the extent required under their leases, we monitor the sales trends of our retailers. Many, if not most are showing declines in sales going into what is expected to be the worst holiday shopping season in seventeen years.  We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements and liquidity.  In addition to the collectibility assessment of outstanding accounts receivable, we also evaluate the related real estate for recoverability pursuant to the provisions of SFAS No. 144, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets.

At September 30, 2008, we had two anchor tenants that are in bankruptcy, Linens ‘n Things and Mervyns, both of which have sought protection under Chapter 11.  Subsequent to September 30, 2008, both had announced plans for complete liquidation estimated to commence before the end of 2008 and into early 2009.

We have a total of twenty-five Linens ‘n Things representing approximately 767,000 square feet and $9,725 in total annual base revenue.  Additionally the tenant is responsible for its portion of real estate taxes and common area maintenance charges.  We have approximately $5,372 of tenant improvements, net of depreciation and $4,230 in related lease intangibles, net of amortization related to Linens ‘n Things on our consolidated balance sheet as of September 30, 2008.  Additionally, we have $1,636 in outstanding receivables relative to Linens ‘n Things.  During the third quarter seven of the Linens ‘n Things locations were closed, representing approximately $2,668 in base rental income.  Tenant improvements, net of depreciation, in the amount of $3,708 were written off as well as $1,187 in related lease intangibles.  We are currently evaluating the impact of the Linens ‘n Things proposed liquidation and based on timeline and plans for liquidation, we have not recorded any additional significant charges to earnings for the three months ended September 30, 2008.  As additional information becomes available regarding the status of the Linens ‘n Things leases or our future plans for these spaces change, we may be required to write off and/or accelerate significant amounts of depreciation and amortization expense associated with the remaining tenant improvements and deferred charges in future periods.  We do not believe our exposure associated with past due accounts receivable, net of related reserves, for Linens ‘n Things is significant to the consolidated financial statements as of September 30, 2008.

We have a total of twenty-five Mervyns representing approximately 1,897,000 square feet and $17,601 in total annual base revenue.  Additionally the tenant is responsible for all real estate taxes and common area maintenance charges.  We have approximately $11,029 of lease intangibles, net of amortization, related to Mervyns on our consolidated balance sheet as of September 30, 2008.  We are currently evaluating the impact of the Mervyns proposed liquidation and based on timeline and plans for liquidation, we have not recorded any significant charges to earnings for the three and nine months ended September 30, 2008.  As additional information becomes available regarding the status of the Mervyns leases or our future plans for these spaces change, we may be required to write off and/or accelerate significant amounts of amortization expense associated with the tenant related deferred charges in future periods.  We do not believe our exposure associated with past due accounts receivable, net of related reserves, for Mervyns is significant to the consolidated financial statements as of September 30, 2008.  Additionally, in the event of a default under any of the Mervyns leases, we are secured by a $5,000 letter of credit for rental payments not paid.

We currently have $131,000 in outstanding financing associated with our Mervyns assets.  The financing is non-recourse to us and is secured by the underlying assets.  The terms of the financing permit the substitution of collateral under certain circumstances which we intend to pursue if we are presented with opportunities to dispose of any or all of our Mervyns assets prior to the maturity of the financing.  The financing has a fixed interest rate of 4.89% and matures in October, 2012.

We have a total of eighteen Circuit City stores, representing approximately 928,500 square feet and $11,206 in total annual base revenue.  Additionally the tenant is responsible for its portion of real estate taxes and common area maintenance charges.  We have approximately $21,997 of tenant improvements, net of depreciation and $9,014 of lease intangibles, net of amortization, related to Circuit City on our consolidated balance sheet as of September 30, 2008.  We are currently evaluating the impact of the Circuit City proposed reorganization and based on timeline and plans for reorganization, we have not recorded any significant charges to earnings for the three- and nine-month periods ended September 30, 2008.  As additional information becomes available regarding the status of the Circuit City leases or our future plans for these spaces change, we may be required to write off and/or accelerate significant amounts of amortization expense associated with the tenant related deferred charges in future periods.  We do not believe our exposure associated with past due accounts receivable, net of related reserves, for Circuit City is significant to the financial statements.

We continue to actively manage our development portfolio.  As of September 30, 2008 we had approximately $106,430 in equity contributed to our development joint ventures. Of our ten development projects, two have converted to operational properties as of September 30, 2008.  The remaining properties currently in development continue to progress well, however, leasing has slowed given the current economic environment.  As such, the cost of carrying these development joint venture projects will increase.

The retail shopping sector has been affected by the current economic conditions and their impact on retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy as noted above and/or close stores.  Certain retailers have announced store closings even though they have not filed for bankruptcy protection.  Notwithstanding any future announcements regarding additional store closures, we do not expect to have any significant losses associated with these tenants.

Although certain individual tenants within our portfolio have filed for bankruptcy protection as discussed above, we believe that several major tenants, including Target, Wal-Mart, Home Depot, Kohl’s, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality. This stability is further evidenced by the tenants’ relatively constant same store tenant sales growth in the current economic environment.

We continue to believe that the quality of our shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have been maintained at or above 96% since our inception in 2003. Also, average base rental rates have increased from approximately 11.0% for replacement leases and approximately 9.0% for renewals from expiring leases for the nine months ended September 30, 2008.  Anticipating more store closings occurring in 2008, we continue to be proactive in our leasing strategy to reflect a more conservative stance. We signed new leases for the majority of the 2008 renewals earlier in the year. We maintain our focus on occupancy by pursuing new lease commitments early as lease-up times have increased.  As a result of the risks associated with current economic conditions, the majority of our leasing prospects will remain challenging for the remainder of 2008 and 2009.

Liquidity and Capital Resources

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions, although there currently appear to be few such opportunities.  We continue to review prospective investments based upon risk and return attributes.

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are unknown.  Commercial mortgage-backed securities (CMBS) lending is stalled at this time and uncertain when it will return.  Rates available from commercial and

investment banks are widely divergent when and if they are willing to quote a rate.   We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios.   The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process but deposits from borrowers are required for credit to be extended.

Our principal demands for funds have been and will continue to be for property acquisitions, including development, payment of operating expenses, payment of interest on outstanding indebtedness, stockholder distributions, and beginning in the second quarter of 2009 refinancings of properties.  Generally, cash needs for items other than property acquisitions have been met from operations.  Cash needs for 2009 refinancings will need to come from refinancing proceeds, the amount and terms which are unknown due to the inactivity in the debt market.

As of September 30, 2008, we had cash and cash equivalents of $200,224.  We anticipate that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness, and recurring tenant improvements.  In 2009, we anticipate being a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are designed to assist in the pay down of debt maturing in 2009 and to provide the capital necessary to fund opportunistic acquisitions.

During the first nine months of 2008, we completed an aggregate of secured financings of $206,556, with a floating rate swap to fixed interest coupon rate averaging 4.03% and a five-year maturity, which included $38,885 of mortgage debt refinanced at a weighted average rate of 5.60% with a four-year maturity.

We have $19,577 in mortgage debt that was repaid with proceeds drawn from our revolving credit facility.  We have procured construction financing at commercially reasonable pricing to fund development activity in our development joint ventures.

We continue to evaluate our maturing debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may materially adversely impact our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  Our 2009 debt maturities consist of: $1,100,489 of secured debt maturing $99,871 in the first quarter, $193,546 in the second quarter, $492,299 in the third quarter and $314,773 in the fourth quarter of 2009.  No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated.

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

•

Tenant construction allowances

•

Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•

Distribution payments

•

Debt repayment requirements, including both principal and interest

•

Stock repurchases

•

Corporate and administrative expenses

• Operating cash flow • Borrowings under revolving credit facilities • Distribution reinvestment plan
Long-Term:
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

•

Long-term project financing

•

Joint venture financing with institutional partners

•

Marketable securities

•

Asset sales

Our sources of cash provided by our investment in marketable securities is limited at this time due to the volatility in the equity market.  It is uncertain to us when market activity will resume at reasonable levels in order for us to deem our investment in marketable securities as a viable source of cash.

Mortgage Debt.  Mortgage loans outstanding as of September 30, 2008 were $4,340,521 and had a weighted average interest rate of 4.91%.  Of this amount, $4,117,947 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.95% at September 30, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.94%.  The remaining $222,574 of mortgage debt represented variable rate loans with a weighted average interest rate of 4.29% at September 30, 2008.  As of September 30, 2008, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Line of Credit.  On October 15, 2007, we entered into an unsecured line of credit arrangement with a bank for up to $225,000, expandable to $300,000.  The facility has an initial term of three years with a one-year extension option.  The line of credit requires interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points, depending on the ratio of our net worth to total recourse indebtedness.  We are also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this line.  The line of credit requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of September 30, 2008, we were in compliance with such covenants.  The outstanding balance on the line of credit was $150,000 as of September 30, 2008 with an effective interest rate of 3.90% per annum.  Subsequent to September 30, 2008, we drew down an additional $75,000 on our line of credit to fund the repayment of maturing debt and a few asset acquisitions.  Currently there is no capacity left on our line and the likelihood of expansion to $300,000 is minimal at this time.  We cannot expect our line of credit to assist us with our 2009 debt maturities at this time.

Stockholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for stockholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows stockholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  Participants may currently acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  As of September 30, 2008, we had issued 58,175 shares pursuant to the DRP for an aggregate amount of $568,162.

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

As of September 30, 2008, 38,447 shares had been repurchased for a total of $378,728.

The following table outlines the share repurchases made during the quarter ended September 30, 2008:

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008; however, share repurchases under the SRP could be terminated prior to November 19, 2008 if the 5% limit was reached prior to November 19, 2008.  On October 22, 2008, the 5% limit was reached.

Capital Resources

We expect to meet our short-term operating liquidity requirements generally through our net cash provided by property operations.  We also expect that our properties will generate sufficient cash flow to cover our operating expenses and fund any necessary capital requirements.

We seek to balance the financial risk and return to our stockholders by leveraging our properties at approximately 50-60% of their value.  Accordingly, mortgage loans generally have been placed on each property at the time that the property is purchased, or shortly thereafter, with the property solely securing the financing.

During the nine months ended September 30, 2008, we assumed one mortgage loan with a principal amount of $56,500 as a result of acquiring a property on February 14, 2008.  The new loan is a fixed rate loan which bears interest at 5.14%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398.  As of September 30, 2008, we had outstanding rate lock deposits of $8,500 for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the

Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended to November 30, 2008.  Based upon the uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.  On July 9, 2008, the lender returned to us additional rate lock deposits for a total of $2,550. We were then required to pay additional rate lock deposits of $850 on both September 10, 2008 and September 15, 2008. We wrote off an additional $1,450 of the rate lock deposit during the quarter to reduce the balance to its estimated net realizable value of $1,850 as of September 30, 2008.

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

The following table compares cash flows provided by operations to cash distributions declared for the nine months ended September 30, 2008 and 2007:

Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2008 and 2007

Cash Flows from Operating Activities

Cash flows provided by operating activities were $267,477 and $256,140 for the nine months ended September 30, 2008 and 2007, respectively, which consists primarily of net income from property operations.  The slight increase in net cash provided by operating activities was due to additional revenues generated from the operating properties (including the consolidated joint venture properties) as of September 30, 2008, compared to September 30, 2007 as a result of acquisition of properties and completion of earnouts.

Cash Flows from Investing Activities

Cash flows used in investing activities were $122,279 and $434,662, respectively, for the nine months ended September 30, 2008 and 2007.  Of these amounts, $94,550 and $371,580 were primarily used for acquisition of new properties and earnouts at existing properties during the nine months ended September 30, 2008 and 2007, respectively.  In addition, during the nine months ended September 30, 2008 and 2007, we invested $3,198 and $21,913, respectively, in marketable securities, net of sales, and (repaid)/funded $(9,909) and $8,852, respectively, on notes receivable, net of fundings and payoffs, respectively.

We intend to dispose of a significant amount of non-core assets in 2009.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, cost associated with tenant improvements associated with the space currently leased by one bankrupt tenant could be significant.

Cash Flows from Financing Activities

Cash flows (used in) provided by financing activities were $(62,334) and $96,403, respectively, for nine months ended September 30, 2008 and 2007.  We paid $173,398 and $53,707 for repurchases for the nine months ended September 30, 2008 and 2007, respectively.  We also generated $240,185 and $141,225 for the nine months ended September 30, 2008 and 2007, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of payoffs and the payment of fees and deposits.  During the nine months ended September 30, 2008 and 2007, we also (used)/generated $(12,815) and $109,351, respectively, through the net purchase of securities on margin.  We paid $116,306 and $100,466 in distributions, net of distributions reinvested, to our stockholders for the nine months ended September 30, 2008 and 2007, respectively

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.  The business manager/advisor and property managers became subsidiaries of ours.  Prior to the merger, we paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to our former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Our business manager/ advisor was entitled to maximum fees of $19,560 and $58,281 for the three and nine months ended September 30, 2007, respectively.  The business manager/ advisor elected not to be paid the maximum advisor asset management fee and as a result we only incurred fees to our business manager/advisor totaling $9,500 and $19,000 for the three and nine months ended September 30, 2007, respectively.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property management fees are eliminated in the consolidation and replaced by the actual operating expenses of the property managers.  We incurred property management fees of $8,774 and $25,050 for the three and nine months ended September 30, 2007, respectively.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the three and nine months ended September 30, 2007, we incurred $1,774 and $5,070 of these reimbursements, respectively.  None of these reimbursements remained unpaid at September 30, 2008 and $404 remained unpaid as of December 31, 2007.

An Inland affiliate also provides investment advisory services to us related to our securities investments for a fee (paid monthly) of up to one percent per annum based upon the aggregate market value of our assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment of assets in that account, subject to investment guidelines we provide to them.  The Inland affiliate has also been granted a power of attorney and proxy to tender or direct the voting or tendering of all investments held in the account.  We incurred fees totaling $308 and $520 for the three months ended September 30, 2008 and 2007, respectively.  We incurred fees totaling $1,321 and $1,614 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 and December 31, 2007, fees of $200 and $325, respectively, remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $306 and $461 for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008 and December 31, 2007, none remained unpaid,  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three and nine months ended September 30, 2007, we incurred loan fees totaling $22 and $824, respectively, to this affiliate.  No loan fees were incurred for the three and nine months ended September 30, 2008.  As of September 30, 2008 and December 31, 2007, none of these fees remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction; and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred no such costs for the three months ended September 30, 2008.  For the three months ended September 30, 2007, we incurred $4 of these costs.  For the nine months ended September 30, 2008 and 2007, we incurred $19 and $96, respectively, of these costs.  None of these costs remained unpaid as of September 30, 2008 and $27 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  No such costs have been incurred by us during the three and nine months ended September 30, 2008.  We incurred no such costs for the three months ended September 30, 2007.  For the nine months ended September 30, 2007, we incurred $238 of these costs.  No amounts remained unpaid as of September 30, 2008 and December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with us, where that Inland affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended September 30, 2008 and 2007, we incurred $130 and $167, respectively, of these costs.  For the nine months ended September 30, 2008 and 2007, we incurred $301 and $673, respectively, of these costs.  None of these costs remained unpaid as of September 30, 2008 and $141 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who each provide us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but we will reimburse their expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the three and nine months ended September 30, 2008.

We have service agreements with certain Inland affiliates, including our office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally these agreements provide that we obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the three months ended September 30, 2008 and 2007, we incurred $1,102 and $312, respectively, of these reimbursements.  For the nine months ended September 30, 2008 and 2007, we incurred $2,098 and $1,483, respectively, of these reimbursements.  Of these costs, $523 and $900 remained unpaid as of September 30, 2008 and December 31, 2007, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.

The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  None of these payments remained unpaid as of September 30, 2008 and $55 remained unpaid as of December 31, 2007.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under certain agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  Based on pro-forma leasing rates, we may pay as much as $59,108 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement and four other installment note agreements in which we have committed to fund up to a total of $31,420.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2008 and December 31, 2007 was $27,364 and $33,801, respectively.  Therefore, we may be required to fund up to an additional $4,056 on these loans.

We guarantee a portion of the construction debt associated with certain of the development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of September 30, 2008, the amount guaranteed by us was $17,914.

As of September 30, 2008, we had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also four letters of credit relating to three construction projects as security for utilities and completion.  The balance of outstanding letters of credit at September 30, 2008 was $28,339.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398.  As of September 30, 2008, we had outstanding rate lock deposits of $8,500 for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended to November 30, 2008.  Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.  On July 9, 2008, the lender returned to us additional rate lock deposits for a total of $2,550.  We then were required to pay additional rate lock deposits of $850 on both September 10, 2008 and September 15, 2008.  We wrote off an additional $1,450 of the rate lock deposit to its estimated net realizable value of $1,850 as of September 30, 2008.

Our decision to acquire a property generally depends upon no material adverse change occurring relating to the property, the tenants or in the local economic conditions, and our receipt of satisfactory due diligence information including appraisals, environmental reports and lease information prior to purchasing the property.

Subsequent Events

During the period from October 1, 2008 through November 10, 2008, we:

•

issued 2,506 shares of common stock through the DRP and repurchased 5,298 shares of common stock through the SRP resulting in a total of 476,419 shares of common stock outstanding at November 10, 2008;

•

paid distributions of $51,100 to stockholders in October and November 2008 for September and October 2008, respectively.  The distributions represented an annualized distribution rate of $0.64 per share;

•

borrowed an additional $75,000 on our unsecured line of credit;

•

funded earnouts totaling $27,526 to purchase an additional 136,061 square feet at three existing properties;

•

purchased an additional 23,389 square foot building at one existing property for a purchase price of $6,000;

•

funded additional capital of $300 on one existing unconsolidated development joint venture;

•

funded additional capital of $554 on two existing development joint ventures;

•

sold a vacant land parcel adjacent to an existing development joint venture for a price of $1,307.  Net proceeds from the sale were used to purchase a land parcel adjacent to the same existing development joint venture for a purchase price of $1,200;

•

repaid $19,577 of existing mortgage debt with fixed interest rates of 4.68% on two properties;

•

exercised an option to purchase a parcel of vacant land adjacent to one existing development property for a price of $2,465 and subsequently sold the same parcel for a price of $2,958; and

•

paid approximately $9,500 to fund margin calls related to the investments in marketable securities.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008; however, share repurchases under the SRP could be terminated prior to November 19, 2008 if the 5% limit was reached prior to November 19, 2008.  On October 22, 2008, the 5% limit was reached.

On October 14, 2008, under our Independent Director Stock Option Plan, each non-employee director was granted an option to acquire an additional five thousand shares.

On October 14, 2008, our shareholders approved the establishment of the Inland Western Retail Real Estate Trust, Inc. 2008 Long-Term Compensation Plan, pursuant to which options, restricted stock, stock appreciation rights and/or other methods of stock compensation may be provided to certain of our employees.

On November 4, 2008, all of the held for sale criteria were met for a property known as Larkspur Landing located in Larkspur, California.  As a result, depreciation was suspended on the related assets, including amortization for tenant improvements and acquired in-place leases as of that date.

In October 2008, Linens ‘n Things announced its plans for a full liquidation.  Linens ‘n Things represents approximately $9,725 in 2008 annual base rent for us.

In October 2008, Mervyns announced its plans for a full liquidation.  Mervyns represents approximately $17,601 in 2008 annual base rent for us.

In November 2008, Circuit City announced its plans for reorganization under Chapter 11.  Circuit City represents approximately $11,206 in 2008 annual base rent for us.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398.  As of September 30, 2008, we had outstanding rate lock deposits of $8,500 for an agreement locking only the Treasury portion of mortgage debt interest rates.  This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  The Treasury rate lock agreement, which had a maturity date of June 30, 2008, was extended to November 30, 2008.  Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposit of $9,350 was not fully recoverable as of June 30, 2008.  As a result, we wrote off $5,200 of this rate lock deposit to its estimated net realizable value of $4,150 as of June 30, 2008.  On July 9, 2008, the lender returned to us additional rate lock deposits for a total of $2,550.  We then were required to pay additional rate lock deposits of $850 on both September 10, 2008 and September 15, 2008.  We wrote off an additional $1,450 of the rate lock deposit during the quarter to reduce the balance to its estimated net realizable value of $1,850 as of September 30, 2008.

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

We have $467,799 of variable rate debt with an average interest rate of 4.21% as of September 30, 2008.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of September 30, 2008, interest expense increases by approximately $4,678 on an annual basis.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $61,276 and $102,004 for the three and nine months ended September 30, 2008, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  We believe that our investments will continue to generate dividend income and, if the REIT market recovers, we could continue to recognize gains on sale.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, it is difficult to project where the REIT market and the value of our investments in marketable securities will be at the end of 2008.  If our stock positions do not recover in 2008, we could take additional other-than-temporary impairments, which could be material to our operations.

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

There have been no changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 10, 2007 (the “Proxy Statement”). On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff, and KPMG LLP, our independent registered public accounting firm, as an additional defendant. The amended complaint alleges, among other things, that: (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class; and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the stockholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers; and (vi) the payment of reasonable attorneys’ fees and experts’ fees. We believe that the allegations in the amended complaint are without merit and intend to vigorously defend the lawsuit.

Item 1A.  Risk Factors

Other than those described below, there have been no material changes to our risk factors during the nine months ended September 2008 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

The recent market disruptions may adversely affect our operating results and financial condition.

The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to an overall further weakening of the United States and global economies.  To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our investment properties and our investment in our unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, the ability of us and our unconsolidated joint ventures to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  The current market disruption could also affect our operating results and financial condition as follows:

•

Debt and equity markets.  Our results of operations are sensitive to the volatility of the credit markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This results in lenders increasing the cost for debt financing.  Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, developments and dispositions.  This may result in lower overall economic returns and reducing cash flow available for distribution, which could potentially impact our ability to make distributions to our shareholders and to comply with certain debt covenants that are based on available cash.  In addition, the recent dislocations in the debt market have reduced the amount of capital that is available to finance real estate, which, in turn, (i) will no longer allow real estate investors to rely on capitalization rate compression to generate returns (ii) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition and operations of real properties and mortgage loans and (iii) may result in an inability to refinance debt as it becomes due.  In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital for us and within our current or future unconsolidated joint ventures.

•

Valuations.  The recent market volatility will likely make the valuation of our investment properties and those of our unconsolidated joint ventures more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investments in our unconsolidated joint ventures and we may be required to recognize an impairment charge, which will reduce our reported earnings.

We are vulnerable to changes in the business and financial condition of, or demand for our space.

The retail shopping sector has been affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  For example, in the second and third quarter of 2008, certain retailers filed for bankruptcy protection and other retailers have announced store closings even though they have not filed for bankruptcy protection.  As information becomes available regarding the status of our leases with tenants in financial distress or the future plans for their spaces change, we may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant improvements and lease intangibles in future periods.  Our income and ability to meet our financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of our other major tenants.  In addition, our results could be adversely affected if any of these tenants do not renew their leases as they expire.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table outlines the share repurchases made during the quarter ended September 30, 2008, pursuant to SRP.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008; however, share repurchases under the SRP could be terminated prior to November 19, 2008 if the 5% limit was reached prior to November 19, 2008.  On October 22, 2008, the 5% limit was reached.

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
32.1

Certification of President and Chief Executive Officer, Chief Operating Officer and Chief Financial Officer and Chief Accounting Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
President and Chief Executive Officer

Date:	November 13, 2008

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Operating Officer and Chief Financial Officer

Date:	November 13, 2008

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	November 13, 2008