Form 10-K
period 2008-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2009-03-31
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X			ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer	□		Accelerated filer ☐

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No X

As of June 30, 2008 the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $3,817,662,561, assuming a market value of $8.50 per share.

As of March 27, 2009, there were 478,764,904 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                               PART I

Item 1.        Business

1

Item 1A.     Risk Factors

6

Item 1B.     Unresolved Staff Comments

17

Item 2.        Properties

17

Item 3.        Legal Proceedings

19

Item 4.        Submission of Matters to a Vote of Security Holders

19

                                                                               PART II

Item 5.        Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases
of Equity Securities

20

Item 6.        Selected Financial Data

23

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

25

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

54

Item 8.        Consolidated Financial Statements and Supplementary Data

56

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

111

Item 9A.     Controls and Procedures

111

Item 9B.     Other Information

111

                                                                              PART III

Item 10.     Directors, Executive Officers and Corporate Governance of the Registrant

112

Item 11.     Executive Compensation

117

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
Shareholder Matters

127

Item 13.     Certain Relationships and Related Transactions

128

Item 14.     Principal Accountant’s Fees and Services

130

                                                                              PART IV

Item 15.     Exhibits and Financial Statement Schedules

131

SIGNATURES

138

i

PART I

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust (REIT) that acquires, manages and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2008, our portfolio of operating properties consisted of 292 properties wholly-owned by us, including one property classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties), and thirteen properties of which we own between 5% and 98% (the consolidated joint venture properties).  We have also invested in seven development joint venture projects consisting of twenty-two properties, six of which we consolidate.

In this report all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries including joint ventures.  All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, per square foot amounts, number of properties, number of states, number of leases and number of employees.

The properties in our portfolio are located in 38 states.  At December 31, 2008, the portfolio (excluding the development joint venture properties) consisted of 183 multi-tenant shopping centers and 122 free-standing single-user properties of which 106 are net lease properties.  A net lease property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance.  The portfolio contains an aggregate of approximately 45.9 million square feet of gross leasable area, or GLA, of which approximately 89% of the GLA was physically leased at December 31, 2008.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized portfolio rental revenue as of December 31, 2008, approximately 66% was generated by anchor or credit tenants.  The term "credit tenant" is subjective and we apply the term to tenants who we believe have a substantial net worth.

Business and Operating Strategies

Current Strategies

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of related properties consisting of lifestyle, power, neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We seek to provide an attractive return to our shareholders by taking advantage of our strong presence in many markets.  We are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations.  Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates.  We focus on the needs and problems facing our tenants, so we can provide solutions whenever possible.  Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus resulting, we believe, in cost savings and improved efficiency.

Our overall strategy incorporates addressing the 2009 debt maturities, as well as the debt maturing in the following years.  We continually evaluate our debt maturities and based on management’s current assessment, believe we have viable refinancing alternatives available to us; however, failure to achieve refinancing or realize alternatives may materially adversely impact our expected financial results.  Although the credit environment has become much more difficult since the third quarter of 2008, we continue to pursue opportunities with large U.S. banks, select life insurance companies, and numerous regional and local banks.  The approval process from the lenders has slowed, while pricing and loan-to-value ratios remain dependent on specific deal terms and in general, spreads are higher and loan-to-value ratios are lower, however, lenders are continuing to execute financing agreements.

Our 2009 debt maturities consist primarily of $1,104,809 of non-recourse secured mortgages most of which are maturing in the second half of 2009.  The $1,104,809 of non-recourse secured mortgages is primarily expected to be repaid through refinancings and net operating cash flow, after distribution to shareholders.  In addition, we expect to generate additional cash flow from the sale of non-core assets.  Generally, the 2009 maturing debt has no extension options.  We will generally pursue extensions, however, if unsuccessful, a maturity default might occur and there can be no assurances that the lender or loan servicer will not seek foreclosure; however, our existing debt is generally non-recourse to us.  We continue to have discussions and success with a variety of banks and lenders about opportunities to refinance these maturities and intend to negotiate the most competitive terms possible.

Based upon our current results of operations and pending debt maturities, our board of directors approved a 2009 dividend policy that will maximize our free cash flow, while still adhering to REIT payout requirements.  The board of directors approved to move our cash distribution payment from a monthly basis to a quarterly basis.  We intend to continue to comply with our REIT distribution requirements and distribute no less than 90% of our taxable income, which will likely result in a reduction in the level of dividend payouts going forward.  Also, our board of directors approved changes to our borrowing policies which now provide us with the ability to incur recourse indebtedness if our refinancing efforts dictate a need to provide such recourse.

Ongoing Strategies

Asset Management Strategies

We own approximately 45.9 million square feet of GLA, therefore, asset management of our properties is a key element of our operating strategy.  To achieve our goals, our asset management philosophy includes the following:

•

Employ experienced, well-trained property managers, leasing agents and collection personnel;

•

Actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•

Improve rental income and cash flow by aggressively marketing rentable space and pursuing timely collection of outstanding amounts;

•

Emphasize required maintenance and periodic renovation to meet the needs of tenants and to maximize long-term returns;

•

Maintain a diversified tenant base at our retail centers, consisting primarily of retail tenants that provide basic household goods and services, and

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

During the acquisition process, to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective, or complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures, and debt financing rates, among other assumptions.  The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age, and physical condition, and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of these factors are taken as a whole in determining the valuation of a given property.

Key elements of our acquisition strategy include:

•

Selectively acquiring diversified and well-located properties of the type described above;

•

We generally obtain mortgage financing concurrently or subsequent to the purchase.  We may, however, acquire properties subject to existing indebtedness if we believe this is in our best interest, and

•

Diversifying geographically by acquiring properties located primarily in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Financing Strategies

We will, in some instances, incur indebtedness to acquire properties.  Overall our borrowings have been approximately 50% to 60% of the cost of each property.  Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets.  We employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date.  In other instances, we may elect not to place individual permanent debt on each acquisition.  Such decisions are made on an individual basis and are influenced by the availability of cash on hand and our evaluation of the future trend of interest rates.

Institutional and Development Joint Ventures

During 2007, we began our two-pronged joint venture strategy – institutional and development.  Our initial institutional joint venture program was launched in April 2007 by the creation of a new entity with equity contributions made by our joint venture partner and a combination of assets and equity contributions by us.  Our joint venture partner is a large state pension fund, advised by Morgan Stanley Real Estate Advisors.  We initially contributed approximately $336,000 of assets to the joint venture with the intention of contributing an additional $164,000 in assets, followed by an additional $500,000 of new assets to be acquired.  We are the managing member of the joint venture and earn fees for asset management, property management, leasing, acquisitions and dispositions.  We earned fees of $1,209 and $786 during the years ended December 31, 2008 and 2007, respectively.

Also during 2007, we launched our development joint venture program which involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Currently we have seven development joint ventures totaling $105,042 of equity contributed by us, all anticipated to earn a preferred return of not less than 9%.  Total costs of these developments are expected to be $421,312.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 in equity on to be named developments, $9,096 of which was committed as of December 31, 2008.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best execution if that involves a sale of the developed property at which time we will share in the proceeds realized upon the consummation of a sale.

Our consolidated joint ventures have the following shopping center projects under construction.  At December 31, 2008, $181,737 of costs had been incurred in relation to these development projects.

The consolidated joint venture development estimated funding schedule, as of December 31, 2008, is as follows:

Of the four construction loans related to our consolidated joint venture developments, two of the loans mature in the third quarter of 2009, and one matures in the fourth quarter of 2009.  The amount of recourse to us relative to these loans ranges from 15% to 25% of the outstanding balance and amounts to $13,004 as of December 31, 2008.

One of our unconsolidated joint ventures has the following shopping center project under construction. At December 31, 2008, $47,948 of costs had been incurred in relation to this development project.

The unconsolidated joint venture development estimated funding schedule, as of December 31, 2008, is as follows:

The construction loan related to our unconsolidated joint venture development matures on September 5, 2010.

The amount of available financing at terms acceptable to us upon maturity of our construction loans may be limited as a result of certain factors, including the tightening of underwriting standards by lenders and credit rating agencies and the widening of credit spreads.  As such, we are in active discussions with each of our lenders concerning extensions of the construction loans related to our consolidated and unconsolidated joint venture developments described above.

Tax Status

We elected to be taxed as a real estate investment trust, or REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our taxable year ending December 31, 2003, and believe we have qualified as a REIT since such election.  Provided that we qualify for taxation as a REIT, we generally will not be subject to federal income tax on REIT taxable income that is distributed to shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.  We have one wholly-owned consolidated subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.

Competition

In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other REITs, private individuals and other real estate companies, some of which have greater financial resources than we do.  With respect to properties presently owned by us, we compete with other owners of like properties for tenants.  There can be no assurance that we will be able to successfully compete with such entities in development, acquisition, and leasing activities in the future.

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

•

Total number and geographic distribution of properties

•

Diversity of retailers and anchor tenants at shopping center locations

•

Management and operational expertise

•

Rental rates

Based on these factors, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, Internet sales and telemarketing.

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

Employees

As of December 31, 2008, we had 257 employees.

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

Shareholders wishing to communicate directly with the board of directors or any committee can do so by writing to the attention of the Board of Directors or committee in care of Inland Western Retail Real Estate Trust, Inc. at 2901 Butterfield Road, Oak Brook, Illinois 60523.

Item 1A. Risk Factors

In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report.  Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of an investment in our stock.  In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

The recent market disruptions may adversely affect our operating results and financial condition.  The global financial markets are currently undergoing pervasive and fundamental disruptions.  The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to an overall further weakening of the United States and global economies.  To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our investment properties and our investment in our unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, the ability of us and our unconsolidated joint ventures to make principal and interest payments on, or refinance, any outstanding debt when due and/or may impact the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases.  The current market disruption could also affect our operating results and financial condition as follows:

•

Debt and equity markets.  Our results of operations are sensitive to the volatility of the credit markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This results in lenders increasing the cost for debt financing.  Should the overall cost of borrowings continue to increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, operations, developments and dispositions.  This may result in lower overall economic returns and reduce cash flow available for distribution, which could potentially impact our ability to make distributions to our shareholders and to comply with certain debt covenants that are based on available cash.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn, (i) will no longer allow real estate investors to rely on capitalization rate compression to generate returns (ii) has slowed real estate transaction activity, all of which may reasonably be expected to have a material impact on revenues or income from the acquisition and operations of real properties and mortgage loans and (iii) may result in an inability to refinance debt as it becomes due.  In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital both for our own operations and for our current or future unconsolidated joint ventures.

•

Valuations.  The recent market volatility will likely make the valuation of our investment properties and those of our unconsolidated joint ventures more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investments in our unconsolidated joint ventures and we may be required to recognize an impairment charge, which will reduce our reported earnings.  Specifically, during the year ended December 31, 2008, we have taken approximately $80,000 in impairment charges against our investment properties, $16,778 in losses on our Treasury rate lock agreement with a financial institution and $160,327 in impairment charges against our marketable securities portfolio, all of which were taken due to the uncertainty of valuations in the current volatile marketplace today.  In addition, we have recorded approximately $3,504 of impairment charges against our investment in unconsolidated joint ventures.

Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.  We are generally subject to the risks associated with debt financing. These risks include:

•

Our cash flows may not satisfy required payments of principal and interest;

•

We may not be able to refinance existing indebtedness on our properties as necessary, or the terms of the refinancing may be less favorable to us than the terms of existing debt;

•

Required debt payments are not reduced if the economic performance of any property declines;

•

Debt service obligations could reduce funds available for distribution to our shareholders and funds available for development and acquisitions, and

•

Necessary capital expenditures for purposes such as re-leasing space cannot be financed on favorable terms.

If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage maturity payments, or are unsuccessful in obtaining an extension, we may decide to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property.  Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

Tenant bankruptcies.   As of December 31, 2008, two of our largest tenants, Mervyns and Linens ‘n Things completed their bankruptcy proceedings and were fully liquidated by early January. Currently another large tenant, Circuit City, is in Chapter 11 bankruptcy and we expect that there will be a full liquidation of their stores in early 2009.  The effects of these bankruptcies have triggered some co-tenancy clauses in certain other tenant leases. If an appropriate replacement tenant is not found within the allotted period of time, as an example 12 months, the co-tenancy provisions permit certain tenants with the ability to reduce their annual rents or terminate their lease. The reduction in cash flow from the bankrupt tenants and tenants exercising their co-tenancy clauses may have a material impact on our consolidated financial statements.

Our financial condition could be adversely affected by financial covenants under our credit agreement.  Our credit agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness. The credit agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when due any other of our indebtedness. These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our shareholders. In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit agreement, which could have a material adverse effect on our financial condition.

As of December 31, 2008, we were in compliance with all of the financial covenants.  However, due to the economic environment, we have less financial flexibility than desired given the current market dislocation and have projected likely covenant default on certain of the covenants in 2009.  As such, on March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  We believe that the amendment will take effect in early April and modify certain of the financial covenants on a retrospective basis as of January 1, 2009.  Based on our current business plans we believe we will be able to operate in compliance with these covenants, as modified, in 2009 and beyond.  If such amendment does not take effect by early April, we may not be in compliance with our existing financial covenants as of March 31, 2009.  The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

Our current business plans indicate that we will be able to operate in compliance with these covenants in 2009, as modified, and beyond; however, the current dislocation in the global credit markets has significantly impacted our projected cash flows and our financial position and effective leverage. If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement. These facts and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

In an attempt to address the risks associated with the debt and equity capital markets, valuations, and conditions under our credit agreement, our board of directors made the decision to suspend our share repurchase program and approved a 2009 dividend policy that will maximize our free cash flow, while still adhering to REIT payout requirements.  The board of directors approved to move our cash distribution payment from a monthly basis to a quarterly basis.  We intend to continue to comply with our REIT distribution requirements and distribute no less than 90% of our taxable income, which may result in a reduction in the level of dividend payouts going forward.

We are vulnerable to changes in the business and financial condition of retailers, or demand for our space.  The retail shopping sector has been adversely affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  As information becomes available regarding the status of our leases with tenants in financial distress or their future plans for these spaces change, we may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant improvements and lease intangibles in future periods.  Our income and ability to meet our financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of our other major tenants.  In addition, our results could be adversely affected if any of these tenants do not renew their leases as they expire.

General Investment Risks

Our common stock is not currently listed on an exchange and cannot be readily sold.  There is currently no public trading market for our shares of common stock and we cannot assure our shareholders that one will develop.  We may never list the shares for trading on a national stock exchange.  The absence of an active public market for our shares could impair a shareholder’s ability to sell our shares or obtain an active trading market valuation of the value of their interest in us.

Increases in market interest rates may hurt the value of our stock.  We believe that our shareholders consider the distribution rate on REIT stocks, expressed as a percentage of the price of stocks, relative to the market interest rates as an important factor in deciding whether to buy or sell the stocks.  If market interest rates go up, prospective purchasers of REIT stocks may expect a higher distribution rate.  Higher interest rates would not, however, result in more funds being available for us to distribute and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution.  Thus, higher market interest rates could cause the value of our stock to decline.

Our share repurchase program is limited thereby reducing the potential liquidity of a shareholders’ investment.  Our board of directors has the ability to change, suspend or terminate, at any time, our share repurchase program, which our board suspended effective November 19, 2008.  In addition, on March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  Among other things, the terms of the amended credit agreement contain a prohibition on redemptions of our common shares until March 31, 2010.  In accordance with our share repurchase program, a maximum of 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year may be repurchased by us.  This standard limits the number of shares we can purchase.  If we terminate or modify our share repurchase program or if we do not have sufficient funds available to repurchase all shares that our shareholders request to repurchase, then our shareholders’ ability to liquidate their shares will be further diminished.

There are conflicts of interest between us and our related parties.  Our operation and management, including our acquisition of properties, may be influenced or affected by conflicts of interest arising out of our relationship with related parties.  Those related parties could take actions that are more favorable to other entities than to us.  The resolution of conflicts in favor of other entities could have a negative impact on our financial performance.

Our investment in marketable securities has, and may in the future, negatively impact our results.  Our investment in marketable securities consists of preferred and common stock which are classified as available-for-sale and recorded at fair value.  Due to the severe dislocations and liquidity disruptions taking place in the credit and equity markets, the market value of these securities has declined significantly.  We have recognized other-than-temporary losses related to our investment in these securities primarily as a result of the severity of the decline in market value and the length of time over which these securities had experienced such declines.  We may have to recognize additional impairment charges or losses related to these investments in the future.

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

•

Increasing labor and material costs, and

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

Adverse economic conditions could reduce our income and distributions to shareholders.  Our properties are primarily retail establishments.  The economic performance of our properties has been and could continue to be affected by changes in local economic conditions.  Our performance is therefore linked to economic conditions in areas where we have acquired or intend to acquire properties and in the market for retail space generally.  Adverse conditions include, but are not limited to:

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

•

Changes in laws and regulations applicable to real property, including tax and zoning laws

•

Changes in interest rate levels and the availability and cost of financing

If we are unable to generate sufficient revenue from our retail properties, including those held by joint ventures, we will be unable to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions from our joint ventures and then, in turn, to our shareholders.

Therefore, to the extent that there are adverse economic conditions in an area and in the market for retail space generally that impact the market rents for retail space, such conditions could result in a reduction of our income and cash available for distributions and thus affect the amount of distributions we can make to our shareholders.

The value of our stock may be negatively impacted:

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

•

Our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or lease termination of a tenant that occupies a large area of the retail center (commonly referred to as an anchor tenant), as well as co-tenancy provisions that may be triggered by an anchor tenant vacancy.  Any anchor tenant, a tenant that is an anchor tenant at more than one retail center, or a tenant of any of the single-user net lease properties may become insolvent, may suffer a downturn in business, or may decide not to renew its lease.  Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition.  A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may have a co-tenancy provision within their lease that requires that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.  In such event, we may be unable to re-lease the vacated space.  If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to re-model the space to be able to re-lease the space to more than one tenant.  Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer.  The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center.  A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

•

If a tenant files for bankruptcy, we may be unable to collect balances due under relevant leases.  Any or all of the tenant’s, or a guarantor of a tenant's lease obligations could be subject to a bankruptcy proceeding pursuant to title 11 or title 7 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy debts would be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.  A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to our shareholders.  In the event of a bankruptcy, we cannot assure our shareholders that the tenant or its trustee will assume our lease.  If a given lease is not assumed, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.

Competition with third parties in acquiring properties will reduce our profitability and the return on an investment in our stock.  We compete with many other entities engaged in real estate investment activities, many of which have greater resources than we do.  Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies.  In addition, the number of entities and the amount of funds competing for suitable investment properties may increase.  This will result in increased demand for these assets and therefore increased prices paid for them.  If we pay higher prices for properties, our profitability is reduced and our shareholders will experience a lower return on their investment.

We may fail to dispose of properties on favorable terms.  Real estate investments can be illiquid, particularly as prospective buyers may experience increased costs of financing or difficulties obtaining financing, and could limit our ability to promptly make changes to our portfolio to respond to economic and other conditions.

It may be difficult to buy and sell real estate quickly, or at all, and transfer restrictions apply to some of our properties.  Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions.  In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment.  If income from a property declines while the related expenses do not decline, our income and cash available for distribution to our shareholders would be adversely affected.  A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt.  The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available for distribution to our shareholders.  In certain transactions, if persons selling properties to us wish to defer the payment of taxes on the sales proceeds, we may elect to pay them in units of limited partnership interest in operating partnerships.

We may be required to expend funds to correct defects or to make improvements before a property can be sold.  We cannot assure our shareholders that we will have funds available to correct such defects or to make such improvements.  If we are unable to correct such defects, or make such investments, we may be unable to sell the asset or have to sell the asset at a reduced cost.

In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  These provisions would restrict our ability to sell a property.

Our properties are subject to competition for tenants and customers.  We have and intend to continue to acquire properties located in developed areas.  Therefore, there are numerous other retail properties within the market area of each of our properties which compete with our properties and which compete with us for tenants.  The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged.  We could be adversely affected if additional properties are built in locations near our properties, causing increased competition for customer traffic and creditworthy tenants.  This could result in fewer tenants or decreased cash flow from tenants or both and may require us to make capital improvements to properties which we would not have otherwise made, thus affecting cash available for distributions, and the amount available for distributions to our shareholders.

We depend on leasing space to tenants on economically favorable terms and collecting rent from these tenants, who may not be able to pay.  Our results of operations will depend on our ability to continue to lease space in our properties on economically favorable terms.  If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales.  If our tenants’ sales decline, new tenants would be less willing to pay minimum rents as high as they would otherwise pay.  In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for distribution to our shareholders would be adversely affected if a significant number of tenants were unable to meet their obligations to us.  During times of economic recession, including the current economic downturn, these risks will increase.

Bankruptcy or store closures of tenants may decrease our revenues or available cash.  Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years.  The bankruptcy or closure of a major tenant, particularly an anchor tenant, may have a material adverse effect on the rental properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected rental properties.  As a result, the bankruptcy or closure of a major tenant and potential additional closures as a result of co-tenancy provisions could result in a lower level of revenues and cash available for distribution to our shareholders.

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

The objectives of our partners in joint ventures may conflict with our objectives.  We have made and may continue to make investments in joint ventures or other partnership arrangements between us and unaffiliated third parties.  Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly.  For example, our partners may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives.  Among other things, actions by partners might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

Real estate related taxes may increase and if these increases are not passed on to tenants, our net income will be reduced.  Some local real property tax assessors reassess our properties as a result of our acquisition of the property.  Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.   An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property.  Although some leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis.  Increases not passed through to the tenants will adversely affect our net income, cash available for distributions, and the amount of distributions to our shareholders.

Construction and development activities expose us to risks such as cost overruns, carrying costs of projects under construction or development, availability and costs of materials and labor, weather conditions and government regulation.  In connection with construction and development activities, our development joint venture partners as well as our employees perform oversight and review functions.  These functions include selecting sites, reviewing construction and tenant improvement design proposals, negotiating and contracting for feasibility studies, supervising compliance with local, state or federal laws and regulations, negotiating contracts, oversight of construction, accounting and obtaining financing.  We retain independent general contractors to perform the actual physical construction work on tenant improvements or the installation of heating, ventilation and air conditioning systems.  These activities expose us to risks and potential cost recognition inherent in construction and development, including zoning, occupancy, governmental regulations, cost overruns, abandonment, carrying costs of projects under construction or development, availability and costs of materials and labor, inability to obtain financing or re-financings and adverse weather conditions.

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

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.  Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which we determine are sufficient to cover reasonably foreseeable losses.  Tenants on a net lease typically are required to pay all insurance costs associated with their space.  Material losses may occur in excess of insurance proceeds with respect to any property and we may not have sufficient resources to fund any loss in excess of any insurance proceeds.  However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  Insurance risks associated with potential terrorism acts could sharply increase the premium we pay for coverage against property and casualty claims.  Additionally, mortgage lenders in some cases have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure our shareholders that we will have adequate coverage for such losses.

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

Financing Risks

We incur mortgage indebtedness and other borrowings, which reduce the funds available for distribution and increase the risk of loss since defaults may result in foreclosure.  In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.  We incur or increase our mortgage debt by obtaining loans secured by our real properties to obtain funds to acquire additional real properties.  We may also borrow funds if necessary to satisfy the requirement that we distribute to our shareholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.  Currently, our aggregate borrowings secured by our properties are approximately 55% of the properties’ aggregate purchase prices.

We incur mortgage debt on a particular real property if we believe the property's projected cash flow is sufficient to service the mortgage debt.  However, if there is a shortfall in cash flow, then the amount available for distributions to our shareholders may be adversely affected.  In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and our loss of the property securing the loan which is in default.  For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds.  We may give full or partial guarantees to lenders who lend to the entities that own our properties.  In such cases, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity.  For any mortgages containing cross-collateralization or cross-default provisions, there is a risk that more than one real property may be affected by a default.

We may not be able to obtain capital to make investments.  We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Code, for a REIT generally is that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its shareholders.  Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general.  We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time.  Based on current market conditions financing might not be available on acceptable terms.

If mortgage debt is unavailable at reasonable rates, we will not be able to place financing on the properties, which could reduce distributions per share.  If we place mortgage debt on the properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms.  If interest rates are higher when the properties are refinanced, our net income could be reduced, which would reduce cash available for distribution to our shareholders and may prevent us from borrowing more money.  If property values decline, proceeds from refinancings may not be sufficient to retire existing debt.

Beginning in the third quarter of 2007, a significant market deterioration, which originated in the sub-prime residential mortgage market and extended to the broader real estate credit markets, resulted in a tightening of lender underwriting standards and terms leading to an overall market recession in 2008.  Given our substantial amount of indebtedness and the significant deterioration in the credit markets, there can be no assurance that we will be able to refinance existing debt or obtain additional financing on satisfactory terms.  In addition, our ability to refinance our debt on acceptable terms will likely be constrained further by any future increases in our aggregate amount of outstanding debt.  Moreover, if market conditions or other factors lead our lenders to perceive an increased relative risk of our defaulting on a particular loan or loans, such lenders may seek to hedge against such risk which could further decrease our ability to obtain certain types of financing.

Our substantial indebtedness could adversely affect our financial health and operating flexibility.  We have a substantial amount of indebtedness.  As of December 31, 2008, we had an aggregate consolidated indebtedness outstanding of $4,627,602.  Aggregate indebtedness included $225,000 of unsecured, recourse indebtedness to us and $50,428 unsecured, non-recourse indebtedness to us, while $4,352,174 was secured by our properties and marketable securities. A majority of the secured indebtedness is non-recourse to us.  As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us and the value of our stock, including:

•

Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•

Limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•

Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•

Limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•

Limiting our ability or increasing the costs to refinance indebtedness, and

•

Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The terms of our recourse credit agreement obtained in 2007, and certain other debt, require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage, net worth and restrict our ability to incur recourse indebtedness.

Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

A failure to comply with these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under our credit agreement and would allow the lenders to accelerate payment under such agreement.  If payment is accelerated, our unsecured assets may not be sufficient to repay such debt in full.

We may have to reduce or eliminate our dividend.  In the event we are unable to refinance our debt on acceptable terms, we will be required to repay such debt or pay higher debt service costs in connection with less attractive financing terms.

In order to obtain the necessary cash for such payments, we may be compelled to take a number of actions, including the reduction or elimination of our dividend payments.  In addition, on March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  Among other things, the terms of the amended credit agreement limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

Federal Income Tax Risks

If we fail to qualify as a REIT in any taxable year, our operations and distributions to shareholders will be adversely affected.  We intend to operate so as to continue qualifying as a REIT under the Code. A REIT generally is not taxed at the corporate level on income it currently distributes to its shareholders. Qualification as a REIT involves the application of highly technical and complex rules for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances is not entirely within our control and may affect our ability to qualify, or continue to qualify, as a REIT. In addition, future amendments to, or new enactments of, legislation, regulations, administrative interpretations or court decisions could significantly change the tax laws with respect to qualifying as a REIT or the federal income tax consequences of qualification.

If we were to fail to qualify as a REIT in any taxable year:

•

we would not be allowed to deduct distributions paid to shareholders when computing our taxable income;

•

we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates;

•

we would be disqualified from being taxed as a REIT for the four taxable years following the year during which we failed to qualify, unless entitled to relief under certain statutory provisions;

•

we would have less cash to pay distributions to shareholders, and

•

we may be required to borrow additional funds or sell some of our assets in order to pay corporate tax obligations we may incur as a result of being disqualified.

In certain circumstances, we may be subject to federal, state and local taxes.  Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local taxes as a REIT, which would reduce our cash available to pay distributions.  For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax.  As an example, a prohibited transaction is a disposition of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income.  In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly.  However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have to file tax returns to claim a refund of their deemed payment of such tax liability.  In addition, we may also be subject to state and local taxes on our income, property or net worth, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state and local taxes paid by us will reduce our cash available for distributions.

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us.  Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in vote or value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year.  The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities.  No person other than Mr. Daniel L. Goodwin, Chairman and Chief Executive Officer of our former sponsor, his family and controlled entities own greater than 5% of our outstanding stock.

The annual statement of value that we send to shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.   The annual statement of estimated value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.  The annual statement of estimated value is based on the estimated value of each share of common stock based as of the close of our fiscal year.  The board of directors, in part, relied upon third party sources and advice in arriving at this estimated value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided.  We cannot assure that:

•

this estimate of value could actually be realized by us or by our shareholders upon liquidation;

•

shareholders could realize this estimate of value if they were to attempt to sell their shares of common stock now or in the future;

•

this estimate of value reflects the price or prices at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system; or

•

the annual statement of value complies with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

In order for qualified plans to report account values as required by ERISA, we provide an estimated share value on an annual basis.  As of December 31, 2008, the value for our shares subject to ERISA was estimated to be $8.50 per share.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2008, we owned, or consolidated, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 305 operating properties, including one property classified as held for sale on the accompanying consolidated balance sheets, containing an aggregate of approximately 45.9 million square feet of GLA located in 38 states.  As of December 31, 2008, 294 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of $4,218,895, net of discount of $3,520, which includes debt associated with assets held for sale in the amount of $33,630.  As of December 31, 2008 approximately 89% of our GLA was physically leased and 91% of our GLA was economically leased.  The weighted average GLA occupied was 89% and 97% at December 31, 2008 and 2007, respectively.  The following table provides a summary of the properties in our portfolio at December 31, 2008.  For further details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

The majority of the revenues from our properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the consolidated statements of operations.

Revenue from certain of our properties depends on the amount of the tenants' sales, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  During the year ended December 31, 2008, 178 tenants were billed percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase or decrease as the sales of the tenant increases or decreases.

We continually monitor the sales trends and financial strength of all of our major tenants.  Our strategy is that we will reduce our exposure and increase our rental stream by taking certain troubled retailers’ spaces back and re-leasing at market rent.  We believe that select locations are currently leased at rents that are below market, and if we are able to take back any of these locations we could receive a termination fee and have a leasing opportunity.  We use this strategy to maximize the profitability and minimize any exposure that we have for store closings.  We do not expect further store closings or bankruptcy reorganizations to have a material impact on our consolidated financial statements at this time.  The tenants with which we have concerns represent approximately 6.3% of our total portfolio annualized rental income as of December 31, 2008, excluding Circuit City.

Our strategy to mitigate our risk exposure to potential future downturns in the economy includes targeting retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn, and national tenants with strong credit ratings who can withstand a downturn.  We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.  Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy.

The following table lists the top 10 tenants in our portfolio according to the amount of GLA that each occupied at December 31, 2008.

The following table represents an analysis of lease expirations over the next 10 years based on the leases in place at December 31, 2008, excluding Circuit City.

Item 3.  Legal Proceedings

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 10, 2007 (the “Proxy Statement”).  On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff and KPMG LLP, our Independent Registered Public Accounting Firm, as an additional defendant.  The amended complaint alleges, among other things, that: (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class, and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the shareholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers, and (vi) the payment of reasonable attorneys’ fees and experts’ fees.  We believe that the allegations in the amended complaint are without merit and intend to vigorously defend the lawsuit.  In connection with this litigation, we are currently advancing legal fees for certain directors and a third party advisor as part of our obligations pursuant to existing indemnity provisions.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on October 14, 2008 and holders of 299,900,172 shares were present in person or by proxy.  (Share amounts in this item are not stated in thousands.)

(1)

Shareholders voted to approve the Amendment and Restatement of Charter.  The results of the vote are detailed in the following table:

Shares
For	Against	Abstain
284,003,342	5,400,837	10,495,993

(2)

Shareholders voted to approve the following persons to be elected to our board of directors.  The results of the vote are detailed in the following table:

	Shares
Nominee	For	Withheld
Kenneth H. Beard	292,346,756	7,553,416
Frank A. Catalano, Jr.	294,895,944	5,004,228
Paul R. Gauvreau	292,273,052	7,627,120
Gerald M. Gorski	292,319,015	7,581,157
Brenda G. Gujral	294,782,032	5,118,140
Richard P. Imperiale	294,903,435	4,996,737
Kenneth E. Masick	294,978,200	4,921,972
Barbara A. Murphy	294,448,218	5,451,954
Robert D. Parks	294,950,932	4,949,240

(3)

Shareholders voted to approve the establishment of the Inland Western Retail Real Estate Trust, Inc. 2008 Long-Term Equity Compensation Plan (the “Equity Compensation Plan”).  The results of the vote are detailed in the following table:

Shares
For	Against	Abstain
272,697,653	15,369,891	11,832,628

PART II

Item 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.  In order for qualified plans to report account values as required by ERISA, we provide an estimated share value on an annual basis. As of December 31, 2008, the annual statement of value for shareholders subject to ERISA was estimated to be $8.50 per share.

The annual statement of value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value is based on the estimated value of each share of common stock based as of the close of our fiscal year.  The board of directors, in part, relied upon third party sources and advice in arriving at this estimated value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided. We cannot assure that:

•

this estimate of value could actually be realized by us or by our shareholders upon liquidation;

•

shareholders could realize this estimate of value if they were to attempt to sell their shares of common stock now or in the future;

•

this estimate of value reflects the price or prices at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system; or

•

the annual statement of value complies with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our Distribution Reinvestment Program or DRP, effective March 1, 2009, solely to modify the purchase price.  Under the DRP, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.  Thus, on or after March 1, 2009, additional shares of our stock purchased under the DRP will be purchased at a price of $8.50 per share.

We provide a share repurchase program, or SRP, to provide limited liquidity for shareholders.  In accordance with our SRP, a maximum of 5.0% of the weighted average number of shares of our common stock outstanding during the prior calendar year may be repurchased by us.  This standard limits the number of shares we can purchase.  Our board of directors also has the ability to change, suspend or terminate, at any time, our SRP.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008. However, on October 22, 2008, the 5% limit under the SRP was reached and the SRP was suspended at that time.

The following table outlines the share repurchases made during the quarter ended December 31, 2008:

Shareholders

As of December 31, 2008, we had 109,696 shareholders of record.

Distributions

We have been paying monthly distributions since October 2003.  The table below depicts the distributions declared and their tax status for each year.

In December 2008, our board of directors amended our shareholder distribution policy so that, beginning in 2009, any distributions declared will now occur quarterly as opposed to monthly.  On March 19, 2009, our board of directors declared the first quarter 2009 distribution to be $0.048783 per share, payable to recordholders as of that date.  On March

30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  Among other things, the terms of the amended credit agreement limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

Equity Compensation Plan Information

We have adopted an Amended and Restated Independent Director Stock Option Plan, or the Plan which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  Generally, these options are granted with an exercise price equal to the fair value of the shares on the date granted and are subject to vesting.  Such options were granted, without registration under the Securities Act of 1933, or the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

The following table sets forth the following information as of December 31, 2008: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options; (ii) the weighted-average exercise price of such options, and (iii) the number of shares of our commons stock remaining available for future issuance under our equity compensation plans, other than the outstanding options described above.

At our annual shareholders’ meeting held on October 14, 2008, our shareholders voted to approve the establishment of the Equity Compensation Plan, which, subject to certain conditions, authorizes (at the discretion of our board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to our employees in connection with compensation and incentive arrangements that may be established by the board of directors.  At December 31, 2008, no awards under the Equity Compensation Plan have been granted.

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

For the years ended December 31, 2008, 2007, 2006, 2005 and 2004
(Amounts in thousands, except per share amounts)

(not covered by Report of Independent Registered Public Accounting Firm)

The selected financial data above should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.  Previously reported selected financial data reflects certain reclassifications to income from discontinued operations as a result of the sale of investment properties in 2007 and one property held for sale as of December 31, 2008.

(a)

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding. The $0.64 per share distribution declared for the year ended December 31, 2008 significantly exceeded the funds from operations (FFO) for the period. The $0.64 per share distribution declared for the years ended December 31, 2007 and 2006, represented 102% and 99%, respectively, of our FFO for those periods.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income. For the year ended December 31, 2008, $194,567 (or approximately 63% of the $309,192 paid in 2008) represented a return of capital.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income. REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our net (loss) income from continuing operations as determined under generally U.S. Generally Accepted Accounting Principles or GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net (loss) income computed in accordance with GAAP, excluding gains (or losses) from sales of operating properties, plus depreciation on real property and amortization after adjustments for unconsolidated investments and joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the years ended December 31, 2008, 2007, and 2006 were $67,092, $11,788, and $4,570, respectively.  There was no loss on lease terminations for the years ended December 31, 2005 and 2004.

The decline in funds from operations in 2008 resulted primarily from non-cash impairments recognized on goodwill, marketable securities, and investment properties.  Goodwill impairment of $377,916, other-than-temporary impairment on marketable securities of $160,327, and asset impairment of $80,000 were recognized during the year ended December 31, 2008.  Despite impairment losses recognized, such losses are not realized and accordingly, we believe that our marketable securities will continue to generate dividend income and, if the equity market recovers, we may be able to sell marketable securities at prices in excess of our current carrying values.

(c)

The following table compares cash flows provided by operating activities to distributions declared:

In 2005, the deficiency was funded through payments received under master leases and cash provided from financing activities.  In 2004, the deficiency was funded through advances from our sponsor.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

Our financial condition may be affected by required debt service payments, the risk of default and restrictions on our ability to incur additional debt or enter into certain transactions under our credit agreement. In addition, we may encounter difficulties in obtaining permanent financing or refinancing existing debt;

•

National or local economic, business, real estate and other market conditions, including the ability of the general economy to recover timely from the current volatile economic downturn;

•

The level and volatility of interest rates as well as significant challenges in the debt markets that may adversely affect our ability to obtain permanent financing or refinance our existing indebtedness;

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

•

Environmental/safety requirements and costs, and

•

Other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the SEC.

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2008.  The following discussion and analysis compares the year ended December 31, 2008 to the years ended December 31, 2007 and 2006, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2008, our portfolio consisted of 292 operating properties wholly-owned by us, including one property classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties) and thirteen operating properties in which we own between 5% and 98% (the consolidated operating joint venture properties), for a total of 305 operating properties.  We have also invested in seven other operating properties that we do not consolidate and twenty-two properties in seven development joint ventures, six of which we consolidate.

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We attempt to manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders and intend to continue distributions in order to maintain our REIT status.

The properties in our portfolio are located in 38 states.  As of December 31, 2008, our consolidated and wholly-owned portfolio consisted of 183 multi-tenant shopping centers and 122 free-standing, single-user properties of which 106 are net lease properties.  The consolidated and wholly-owned portfolio contains an aggregate of approximately 45.9 million square feet of GLA, of which approximately 89% of the GLA was physically leased and 91% was economically leased.  The weighted average occupied GLA was 89% and 97% as of December 31, 2008 and December 31, 2007, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized revenue as of December 31, 2008, approximately 66% is generated by anchor, single or credit tenants, including PetSmart, Bed, Bath & Beyond, Ross Dress for Less, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 305 wholly-owned and consolidated joint venture properties as of December 31, 2008, 137 were located west of the Mississippi River.  These 137 equate to approximately 47% of our GLA and approximately 47% of our annualized base rental income as of December 31, 2008.  The remaining 168 properties are located east of the Mississippi River.

During the year ended December 31, 2008, we invested approximately $143,944 for the acquisition of two multi-tenant shopping centers, the expansion of four existing operating properties and funding of 31 earnouts at 17 existing properties, containing a total GLA of approximately one million square feet.  We also invested approximately $13,767, net of $979 in capital distributions, and $2,917 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $153,600 in investor proceeds through our DRP and obtained approximately $224,172 in mortgage proceeds.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements and liquidity.  In addition to the collectability assessment of outstanding accounts receivable, we also evaluate the related real estate for recoverability pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets.

At December 31, 2008, we had three anchor tenants that are in bankruptcy, Linens ‘n Things, Mervyns, and Circuit City, all of which initially sought protection under Chapter 11.  Prior to December 31, 2008, both Linens ‘n Things and Mervyns were liquidated.  Subsequent to December 31, 2008, Circuit City also announced plans for a complete liquidation which commenced during the first quarter of 2009.

We had a total of twenty-five Linens ‘n Things stores representing approximately 767,000 square feet and $8,653 in total annual base revenue.  Additionally the tenant was responsible for its portion of real estate taxes and common area maintenance charges.  During the fourth quarter of 2008, we determined that the recovery or realization of any tenant related assets associated with Linens ‘n Things was remote, and as such, all tenant related assets were written off prior to December 31, 2008.  Total write offs for this tenant during 2008 amounted to $15,019, which included $9,684 in tenant improvements, net of depreciation, and $5,335 in related lease intangibles, net of amortization.

We had a total of twenty-five Mervyns stores representing approximately 1,897,000 square feet and $17,601 in total annual base revenue.  Additionally the tenant was responsible for all real estate taxes and common area maintenance charges.  During the fourth quarter of 2008, we determined that the recovery or realization of any tenant related assets associated with twenty-two of the Mervyns locations was remote. As such, all tenant related assets associated with these stores were written off prior to December 31, 2008.  Leases for the remaining three locations were assumed by Kohl’s.  Total write offs for this tenant during 2008 amounted to $14,624 of lease intangibles, net of amortization.

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

We have a total of eighteen Circuit City stores and the Circuit City headquarters building, representing approximately 928,500 square feet and $11,175 in total annual base revenue.  The tenant is responsible for its portion of real estate taxes and common area maintenance charges.   We determined that the recovery or realization of tenant related assets associated with these stores was remote, and as such, all tenant related assets associated with these stores were written off prior to December 31, 2008.  Total write offs during 2008 for this tenant amounted to $29,583, which included $21,716 in tenant improvements, net of depreciation, and $7,867 in lease intangibles, net of amortization.

Our Current Operating Outlook

United States retail sales fell 2.7% in December 2008, the sixth consecutive month of sales declines, according to the Commerce Department.  October to December sales were down 7.7% from the same period in 2007, the worst quarter of sales results in four decades.  In addition, December same store sales declined 1.5% when compared to 2007, capping off the disappointing holiday shopping season.

Department and specialty stores suffered the biggest drop in sales during this period, but the recession is beginning to impact discounters as well.  Sales fell across virtually all sectors, with the exception of health and personal care stores where sales rose 0.4%.  Sales dropped 1.8% at furniture retailers; 2.5% at clothing stores; 1.0% at electronic stores; 1.3% at general merchandise stores; 2.9% at building material and garden supplies stores and 1.9% at mail order and internet retailers.

The weak shopping season continues to take its toll on retailers, as department store chain Gottschalks and discount clothing chain Goody’s Family Clothing have already filed for Chapter 11 bankruptcy protection in January 2009.  Many other retailers have either announced or are considering store closings in 2009.  This news comes on the heels of the 43% increase in reported store closings in 2008 as compared to 2007, when our portfolio was impacted by the Chapter 11 bankruptcies of Linens ‘n Things, Mervyns and Circuit City, among others.  The tenants with which we have concerns of bankruptcy or closings represent approximately 6.3% of our current total annualized rental income.

U.S. consumers are definitely on the sidelines.  The decline in consumer spending is expected to last through the balance of 2009, and possibly into 2010.  Faced with rising unemployment, instability in the housing markets, tightening credit and declining personal wealth, consumers will continue to spend less and limit the majority of their purchases to items that are discounted.  This in turn will cause retailers to continue to markdown their goods, squeezing their profit margins.  Although increased spending from the recently signed federal stimulus package is expected to boost the economy, its effect on consumer confidence remains to be seen.

As the retail shakeout accelerates, the gap between winners and losers is widening.  Retailers with strong balance sheets, low debt and experienced management teams will capitalize on the current times to increase their market share and upgrade existing locations.  The weak performers will continue to close their doors as a result of economic times.  We will continue to experience stress in our portfolio in the form of tenant evictions, collection issues and requests for rent relief.  We do, however, see opportunities in the releasing of our vacant spaces.  We continue to have interest from some of the strongest retailers for expansion in our centers.  We believe that our well located high demographic and newer properties will continue to be viewed by these retailers as prime locations for expansion.

The current turmoil in our economy could result in a higher level of retail store closings and limit the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentages and rental revenues.  Additionally, certain tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes their store.  We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant.  We are closely monitoring the operating performance and tenants’ sales in our shopping centers, including those tenants operating retail formats that are experiencing significant changes in competition and business practice, or reductions in sales.

The lack of available credit is causing a decline in the sale of shopping centers and their values thereby reducing capital availability for new developments or other new investments, which is a key part of our capital recycling strategy.  The lack of liquidity in the capital markets has also resulted in significant increases in the cost to refinance maturing loans and in refinancing risks.  We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute additional capital in order to reduce refinancing requirements to acceptable loan-to-value levels required for new financings.  At this time, it is unclear whether and to what extent the actions taken by the U.S. government, including, without limitation, the passage of the Emergency Economic Stabilization Act of 2008 and other measures currently being implemented or contemplated, will mitigate the effects of the above and our ability to access capital or to obtain future financing to fund maturing debt is unclear.

Economic Conditions

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  Different regions of the United States have and may continue to experience varying degrees of economic growth or distress.  Adverse changes in general or local economic conditions could result in the inability of some tenants of ours to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants.  Our shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than higher-priced luxury items.  In addition, we seek to reduce our operating and leasing risks through ownership of a portfolio of properties with a diverse geographic presence and tenant base.

The retail sector has been affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores even though they have not filed for bankruptcy protection.

Although certain individual tenants within our portfolio have filed for bankruptcy protection as discussed above, we believe that several of our major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their credit quality.  This stability is further evidenced by these tenants’ relatively constant same store tenant sales growth in the current economic environment.  However, recent headlines continue to describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending.  Consumers’ concerns regarding the health of the U.S. economy and its impact on disposable income have caused broad changes in shopping patterns.  Consumers appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods.  As a result, many of our core retailers are believed to be doing well and are still pursuing new store locations.  Weaker retailers, some of which have locations in our portfolio, are feeling pressure and are expected to continue to experience difficulty in this environment.

We believe that the quality of our shopping center portfolio is strong, as evidenced by the high historical occupancy rates, which have ranged from 98% to 89% since our inception in 2003.  Also, average base rental rates have increased from $12.83 to $13.35 since 2003.  Anticipating that more store closings are likely to occur this coming year, we continue to be proactive in our leasing strategy to reflect a more conservative stance.  We focus on maintaining occupancy by pursuing new lease commitments.  Moreover, to date we have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we are currently of the belief that the position of our portfolio and the general diversity and credit quality of our tenant base will enable us to successfully navigate through these challenging economic times.

Results of Operations

Comparison of the years ended December 31, 2008 to December 31, 2007

The table below presents operating information for our same store portfolio consisting of 294 operating properties acquired or placed in service prior to January 1, 2007, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2008 and 2007.

2008	2007	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (294 properties):				
Rental income	$ 534,036	$ 528,778	$ 5,258	1.0
Tenant recovery income	125,530	136,889	(11,359)	(8.3)
Other property income	18,570	14,000	4,570	32.6
Other investment properties:				
Rental income	41,387	26,401	14,986	56.8
Tenant recovery income	10,623	10,571	52	0.5
Other property income	1,194	536	658	122.8
Total rental and additional income	731,340	717,175	14,165	2.0
Expenses:				
Same store investment properties (294 properties):				
Property operating expenses	119,181	124,410	(5,229)	(4.2)
Real estate taxes	81,001	80,629	372	0.5
Other investment properties:				
Property operating expenses	11,697	7,236	4,461	61.7
Real estate taxes	8,795	6,518	2,277	34.9
Total property operating expenses	220,674	218,793	1,881	0.9
Property net operating income:				
Same store investment properties	477,954	474,628	3,326	0.7
Other investment properties	32,712	23,754	8,958	37.7
Total net operating income	510,666	498,382	12,284	2.5
Other income:				
Straight-line rental income	12,851	15,882	(3,031)	
Insurance captive income	1,938	1,890	48	
Amortization of above and below market lease intangibles	2,504	3,200	(696)	
Dividend income	24,010	23,729	281	
Interest income	4,329	13,671	(9,342)	
Gain on contribution of investment properties	-	11,749	(11,749)	
Gain on extinguishment of debt	-	2,486	(2,486)	
Equity in income of unconsolidated joint ventures	-	96	(96)	
Other income	-	237	(237)	
Total other income	45,632	72,940	(27,308)	(37.4)
Other expenses:				
Straight-line ground rent expense	5,186	3,806	1,380	
Straight-line bad debt expense	8,749	1,877	6,872	
Insurance captive expense	2,874	1,598	1,276	
Depreciation and amortization	265,587	257,132	8,455	
Provision for asset impairment	80,000	13,560	66,440	
Loss on lease terminations	67,092	11,788	55,304	
General and administrative expenses	19,997	16,535	3,462	
Advisor management fee	-	23,750	(23,750)	
Equity in loss of unconsolidated joint ventures	4,939	-	4,939	
Minority interests	514	1,365	(851)	
Interest expense	224,015	217,771	6,244	
Recognized loss on marketable securities, net	160,888	19,967	140,921	
Impairment of goodwill	377,916	-	377,916	
Loss on investment in unconsolidated joint venture	5,524	-	5,524	
Loss on interest rate locks	16,778	-	16,778	
Other expense	1,062	-	1,062	
Total other expenses	1,241,121	569,149	671,972	118.1
Discontinued operations:				
Operating income	1,096	2,200		
Gain on extinguishment of debt	-	17,732		
Gain on sale of operating properties	-	19,564		
Income from discontinued operations	1,096	39,496	(38,400)	(97.2)
Net (loss) income	$ (683,727)	$ 41,669	$ (725,396)	(1,740.9)

Net operating income increased by $12,284, or 2.5%.  Total rental income, tenant recoveries and other property income increased by $14,165, or 2.0%, and total property operating expenses increased by $1,881, or 0.9%, for the year ended December 31, 2008, as compared to December 31, 2007.

Rental income.  Rental income increased $5,258 or 1.0%, on a same store basis from $528,778 to $534,036.  The same store increase is primarily due to:

•

an increase of $4,256 in rental income due to base rent increases related to existing tenants;

•

an increase of $3,249 due to the buildout and leasing of additional square footage;

•

an increase of $826 due to earnouts during 2008;

•

partially offset by a decrease of $3,236 due to tenant early lease terminations and tenant bankruptcies.

Overall, rental income increased $20,244, or 3.6%, from $555,179 to $575,423.  The same store increase was $5,258, and the other properties experienced:

•

an increase of $21,327 due to properties acquired subsequent to January 1, 2007, partially offset by a decrease of $7,683 due to the contribution of seven properties to an unconsolidated joint venture during 2007.

Tenant recovery income.  Tenant recovery income decreased $11,359, or 8.3%, on a same store basis from $136,889 to $125,530, primarily due to:

•

reduced occupancy as a result of increased tenant vacancies due to bankruptcies and current economic challenges facing tenants, and

•

a reduction in the 2007 estimates as a result of the real estate tax and common area maintenance expense reconciliation processes completed during 2008.

Overall, tenant recovery income decreased $11,307, or 7.7%, from $147,460 to $136,153, primarily due to the decrease in the same store portfolio described above.  In addition, increases in tenant recovery income related to properties acquired subsequent to January 1, 2007 was partially offset by the decrease resulting from the contribution of seven properties to an unconsolidated joint venture during 2007.

Other property income.  Other property income increased overall by $5,228, or 36.0%.  The increase is primarily due to:

•

a $2,944 increase in lease termination fee income;

•

a $618 increase in settlements received primarily from a single bankrupt tenant, and

•

a $1,134 increase in parking garage revenue due to an improved garage operating agreement.

Property operating expense. Property operating expense decreased $5,229 or 4.2%, on a same store basis from $124,410 to $119,181.  As a result of the merger on November 15, 2007, the property management fees for the twelve months ended December 31, 2008 were eliminated in consolidation and replaced by the actual operating expenses of the property management companies.  As a result, the same store decrease in property management fees of $27,581 was partially offset by $14,806 of actual operating expenses attributable to the property management companies.  In addition, there was a decrease in insurance expense of $671, primarily due to an overall reduction in insurance premiums.  The net decrease was partially offset by the following items:

•

an increase in bad debt expense of $5,340 due to increased tenant bankruptcies and the current economic challenges facing tenants, and

•

increases in certain non-recoverable and recoverable property operating expenses of $2,877.

Overall, property operating expenses decreased $768 or 0.6%, from $131,646 to $130,878, due to the decrease in the same store portfolio described above, partially offset by a $4,461 increase in other investment properties, as follows:

•

an increase in bad debt expense of $1,131, and

•

increases in certain non-recoverable and recoverable property operating expenses of $3,330 related to the acquisition of properties, including earnouts, subsequent to January 1, 2007.

Real estate taxes.  Real estate taxes increased $372, or 0.5%, on a same store basis from $80,629 to $81,001.  The same store increase is primarily due to a decrease of $1,799 in 2007 estimates adjusted during 2008 based on actual 2007 real estate taxes paid and an increase in prior year refunds of $525, offset by:

•

an increase of $790 related to properties where vacated tenants with triple net leases had previously paid real estate taxes directly to the taxing authorities and accordingly were not previously reflected in the consolidated financial statements;

•

an increase in tax consulting fees of $222 as a result of successful challenges of the assessed valuations of certain properties, and

•

an increase of $1,684 in 2008 real estate taxes resulting from increases in assessed valuations or increased tax rates at certain properties.

Overall, real estate taxes increased $2,649, or 3.0%, from $87,147 to $89,796.  The same store increase was $372 and the other investment properties experienced an increase in real estate taxes of $4,033 due to properties acquired subsequent to January 1, 2007; partially offset by a decrease in real estate taxes of $1,946 due to the contribution of seven properties to an unconsolidated joint venture during 2007.

Other income. Other income decreased $27,308, or 37.4%. This decrease was due primarily to:

•

a decrease in interest income of $9,342 primarily due to decreases of $3,790 as a result of full or partial payoffs of notes receivable subsequent to December 31, 2007 and $5,120 related to reductions in operating cash and short-term investments in interest bearing accounts;

•

an $11,749 gain on contributed properties and a $2,486 gain on extinguishment of debt during the year ended December 31, 2007, as a result of seven properties contributed to a joint venture, and

•

a decrease in straight-line rental income of $3,031 due primarily to the aging of tenant leases.

Other expenses. Other expenses increased $671,972, or 118.1%.  This increase was primarily due to:

•

a $377,916 impairment of goodwill recognized in the year ended December 31, 2008;

•

an increase of $140,921 in recognized losses on marketable securities as a result of a $160,327 decline in 2008 in the fair value of certain marketable securities determined to be other-than-temporary;

•

a $66,440 increase in provision for asset impairment due to a $13,560 asset impairment related to one multi-tenant property during 2007, compared to asset impairments of $80,000 related to seven single-user properties and four multi-tenant properties during 2008;

•

an increase of $6,872 in bad debt expense related to deferred rent receivables due to increased tenant bankruptcies and the current economic challenges facing tenants;

•

an $8,455 increase in depreciation and amortization consisting of $11,568 related to properties acquired or placed in service subsequent to January 1, 2007, partially offset by $3,909 of expenses related to seven properties that were contributed to a joint venture during 2007;

•

an increase in loss on lease terminations of $55,304 due to an increase in tenants that vacated prior to lease expiration during 2008 resulting from an increase in tenant bankruptcies and current economic challenges facing tenants;

•

a $5,524 recognized loss from an unconsolidated joint venture as a result of the write-off of an investment in a development joint venture;

•

losses in 2008 of $16,778 related to the write-down of two interest rate locks to their net realizable value;

•

an increase in interest expense of $6,244 resulting from various factors including: an increase in interest incurred in 2008 on the line of credit due to increases in the amounts drawn, increases in the outstanding mortgage payables in 2008, interest incurred on a $50,000 note payable, outstanding since June 2007, and construction loan interest related to increases in the outstanding balances in construction loans in 2008, partially offset by an increase in capitalized interest in 2008 due to additional qualifying assets under development, and

•

an increase in general and administrative expenses of $3,462 primarily due to an increase in salaries of $2,318 resulting from an increase in the number of  employees and an increase in legal fees of $1,402 associated with a litigation matter.

These increases in other expenses were partially offset by a $23,750 decrease in advisor management fees paid to our former business manager/advisor prior to the previously described merger.

Discontinued operations.  Discontinued operations consist of amounts related to four properties that we sold in 2007 and one property during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of our held for sale criteria.  On January 15, 2009, we closed on the sale of one multi-tenant lifestyle center with a sales price of $65,000, which resulted in net sales proceeds of $30,552 after repayment of the $33,692 mortgage payable and accrued interest and a gain on sale of $12,223.  This property qualified for held for sale accounting treatment as of December 31, 2008 since it met all of our held for sale criteria.  As such, the assets and liabilities are separately classified on the consolidated balance sheets as of December 31, 2008 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive (loss) income.

On November 29, 2007, we closed on the sale of four properties with American Express as tenants with an aggregate sales price of $270,800 which resulted in net proceeds of $115,587.  Three of the properties are located in the United States and one is located in Canada, with approximately 1.6 million square feet in total.  We recognized a gain on sale of operating properties of $19,564 and a gain on the extinguishment of $150,460 of debt assumed by the purchaser of $17,732.  We also wrote off approximately $970 in customer relationship value on the remaining American Express properties due to this sale.

Comparison of the years ended December 31 2007 to December 31, 2006

The table below presents operating information for our same store portfolio consisting of 277 operating properties acquired or placed in service prior to January 1, 2006, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2007 and 2006.

2007	2006	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (277 properties):				
Rental income	$ 491,277	$ 483,883	$ 7,394	1.5
Tenant recovery income	126,646	111,013	15,633	14.1
Other property income	13,680	9,391	4,289	45.7
Other investment properties:				
Rental income	63,902	46,683	17,219	36.9
Tenant recovery income	20,814	12,911	7,903	61.2
Other property income	856	1,368	(512)	(37.4)
Total rental and additional income	717,175	665,249	51,926	7.8
Expenses:				
Same store investment properties (277 properties):				
Property operating expenses	114,971	101,927	13,044	12.8
Real estate taxes	74,382	70,723	3,659	5.2
Other investment properties:				
Property operating expenses	16,675	10,751	5,924	55.1
Real estate taxes	12,765	8,454	4,311	51.0
Total property operating expenses	218,793	191,855	26,938	14.0
Property net operating income (loss):				
Same store investment properties	442,250	431,637	10,613	2.5
Other investment properties	56,132	41,757	14,375	(34.4)
Total net operating income	498,382	473,394	24,988	5.3
Other income:				
Straight-line rental income	15,882	17,658	(1,776)	
Insurance captive income	1,890	177	1,713	
Amortization of above and below market lease intangibles	3,200	3,167	33	
Dividend income	23,729	37,501	(13,772)	
Interest income	13,671	23,127	(9,456)	
Gain on contribution of investment properties	11,749	-	11,749	
Gain on extinguishment of debt	2,486	-	2,486	
Equity in income of unconsolidated joint ventures	96	-	96	
Minority interests	-	1,975	(1,975)	
Recognized gain on marketable securities, net	-	416	(416)	
Other income	237	-	237	
Total other income	72,940	84,021	(11,081)	(13.2)
Other expenses:				
Straight-line ground rent expense	3,806	3,923	(117)	
Straight-line bad debt expense	1,877	262	1,615	
Insurance captive expense	1,598	344	1,254	
Depreciation and amortization	257,132	244,640	12,492	
Provision for asset impairment	13,560	-	13,560	
Loss on lease terminations	11,788	4,570	7,218	
General and administrative expenses	16,535	14,867	1,668	
Advisor management fee	23,750	39,500	(15,750)	
Equity in loss of unconsolidated joint ventures	-	3,727	(3,727)	
Minority interests	1,365	-	1,365	
Interest expense	217,771	215,065	2,706	
Recognized loss on marketable securities, net	19,967	-	19,967	
Other expense	-	165	(165)	
Total other expenses	569,149	527,063	42,086	8.0
Discontinued operations:				
Operating income	2,200	1,591		
Gain on extinguishment of debt	17,732	-		
Gain on sale of operating properties	19,564	-		
Income from discontinued operations	39,496	1,591	37,905	2,382.5
Net income	$ 41,669	$ 31,943	$ 9,726	30.4

Net operating income increased by $24,988, or 5.3%.  Total rental income, tenant recoveries and other property income increased by $51,926, or 7.8%, and total property operating expenses increased by $26,938, or 14.0%, for the year ended December 31, 2007, as compared to December 31, 2006.

Rental income.  Rental income increased $7,394, or 1.5%, on a same store basis from $483,883 to $491,277.  The increase is due primarily to the completion of earnouts and the leasing of previously vacant space or renewal of existing leases at rental rates in excess of the previous rental rates.

Overall, rental income increased $24,613, or 4.6%, from $530,566 to $555,179.  The same store increase was $7,394, and the other investment properties experienced an increase in rental income of $17,219 due to properties acquired subsequent to January 1, 2006, totaling $29,981, partially offset by a decrease of $13,955 due to properties contributed to an unconsolidated joint venture in April 2007.

Tenant recovery income. Tenant recovery income increased $15,633, or 14.1%, on a same store basis from $111,013 to $126,646 primarily due to increases in property operating and real estate tax expenses as described below.

Overall tenant recovery income increased $23,536, or 19.0%, from $123,924 to $147,460 due in part to an increase of $5,240 related to seven properties acquired subsequent to December 31, 2006.  This increase is partially offset by a decrease of $4,474 as a result of the contribution of seven properties to an unconsolidated joint venture in April 2007.  The remaining increase is due to increases in property operating expenses and real estate taxes.

Other property income.  Other property income increased overall by $3,777, or 35.1%.  The increase is attributable primarily to a $3,417 increase in lease termination fee income.

Property operating expense.  Property operating expense increased $13,044, or 12.8%, on a same store basis from $101,927 to $114,971. The same store decrease is primarily due to the following items:

•

an overall inflationary increase to common area maintenance expenses of $5,037;

•

increases in non-recoverable expenses of $3,807 intended to maintain historical occupancy levels and increase leasing activity at our properties, and

•

an increase in bad debt expense of $3,042.

Overall, property operating expense increased $18,968, or 16.8%, from $112,678 to $ 131,646, due to the increase in the same store portfolio described above as well as the increases in the other investment properties, as follows:

•

an increase in bad debt expense of $1,513, and

•

increases in certain recoverable and non-recoverable expenses of $4,309 related to the acquisition of properties and completion of earnouts subsequent to December 31, 2005 partially offset by a decrease of $2,615 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Real estate taxes. Real estate taxes increased $3,659, or 5.2%, on a same store basis from $70,723 to $74,382. The same store increase is primarily due to higher assessed valuations on investment properties acquired in 2005 and 2004.  At the time of acquisition, many newly acquired properties may still be assessed at a lower value based on the seller’s historical cost of the land and improvements. Once a property is acquired, this may trigger a higher assessment based on the sale price and market comparables for similar operating properties, resulting in higher real estate taxes in future years.

Overall, real estate taxes increased $7,970, or 10.1%, from $79,177 to $87,147.  The same store increase was $3,659 and the other investment properties experienced:

•

an increase in real estate taxes of $3,153 related to seven properties acquired subsequent to December 31, 2006, offset by

•

a decrease in real estate taxes of $3,543 related to the contribution of seven properties to an unconsolidated joint venture in April 2007.

Other income. Other income decreased $11,081, or 13.2%. This decrease was due primarily to:

•

a decrease of interest income of $9,456 primarily due to decreases of $3,511 as a result of full or partial payoffs of notes receivable subsequent to December 31, 2006 and $5,700 as a result of decreases in operating cash and short-term investments in interest bearing accounts;

•

a decrease of $1,975 in minority interest primarily as a result of a decrease in the redemption of minority interest in the first quarter of 2007, and

•

a decrease of dividend income of $13,772 due to the redemption of our investment in various preferred shares in the fourth quarter of 2006.

These decreases were partially offset by:

•

an $11,749 increase in gain on contribution of investment properties which represents the gain recorded upon the contribution of seven of our properties to an unconsolidated joint venture in April 2007. The gain resulted from the difference between the fair value and our carrying value of the seven properties and was recognized to the extent of the outside interest in the joint venture, net of our commitment to fund additional capital contributions;

•

an increase of $1,713 in insurance captive income primarily due to twelve months of income recognized in 2007 as compared to three months in 2006, and

•

an increase of $2,486 in gain on extinguishment of debt due to the gain recorded upon the assumption by an unconsolidated joint venture of the mortgage debt on the seven properties we contributed to the joint venture in April 2007. The gain resulted from the difference between the fair value and our carrying value of the mortgage debt and is calculated net of the write-off of deferred financing costs.

Other expenses. Other expenses increased $42,086, or 8.0%.  This increase was primarily due to:

•

an increase of depreciation and amortization of $12,492 primarily as a result of depreciation on seven properties acquired and earnouts completed since December 31, 2006 in the amount of $13,720;

•

an increase in loss on lease terminations of $7,218 primarily due to the write-off of tenant improvements attributable to tenants that vacated in 2007.

•

an increase of $1,254 in insurance captive expense primarily due to twelve months of expense recognized in 2007 as compared to three months in 2006;

•

 an increase of $1,365 in minority interest primarily as a result of a decrease in the redemption of minority interest in the first quarter of 2007;

•

an increase of $2,706 in interest expense primarily due to an increase of $6,829 on those mortgages financed during the year 2006, for which a full year of interest expense exists in 2007, an increase of $6,886 associated with eleven new financings during 2007, a $2,084 increase from interest on construction loans related to new development projects, and an increase of $1,609 related to interest incurred on a new $50,000 note to a joint venture and the $75,000 draw on the line of credit. In addition, a $757 increase was attributable to an increase in interest rates on the variable rate debt.  These increases are partially offset by a decrease in interest expense of $5,975 as a result of the assumption of eight mortgages by an unconsolidated joint venture, a decrease of $1,701 as a result of decreased preferred return payments due to a joint venture partners redemption, a decrease of $596 related to refinancing of certain variable interest mortgages in early 2007 and a $975 decrease resulting from the payoff of three mortgages during the year 2007.  In addition, there was a $2,597 decrease as a result of a reduction in margin debt and a $3,429 decrease as a result of additional interest capitalized due to additional qualifying assets under development;

•

an increase of $1,668 in general and administrative expenses due to a $1,765 increase in margin taxes and other state income taxes in 2007 from no expenses in 2006, a $271 increase in salary due to new hires, a $709 increase in stock administration and a $908 increase in office expenses primarily resulting from a new accounting software implemented in 2007.  These increases were partially offset by a decrease of $1,161 in professional fees, a $324 decrease in acquisition costs due to our stabilized property portfolio and a $133 decrease on mortgage service costs due to lower rates taking effect in 2007;

•

an increase in provision for asset impairment of $13,560 related to one multi-tenant property, and

•

an increase in recognized loss on marketable securities of $19,967, consisting primarily of $20,021 in declines in the fair value of certain marketable securities determined to be other-than-temporary.

These increases were partially offset by:

•

a $15,750 decrease in advisor management fees paid to our former business manager/advisor prior to the merger, and

•

a $3,727 decrease in equity in losses of unconsolidated joint ventures primarily due to $2,229 allocated to us from a new joint venture with an institutional investor which was formed in April 2007.

Discontinued operations.  Discontinued operations consists of amounts related to four properties that we sold in 2007 and one property that was held for sale as of December 31, 2008, which was subsequently sold in 2009.  Refer to discussion comparing 2008 and 2007 results for more detail on the transactions that resulted in discontinued operations.

Liquidity and Capital Resources

Current Environment

We rely on capital to buy, develop and improve our properties. Events in 2008 and early 2009, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. We periodically evaluate opportunities to issue additional debt or raise additional equity.

The volatility in the debt markets during the past year has caused borrowing spreads over treasury rates to reach higher levels than previously experienced.  This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully.  Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances our ability to manage assets with limited restrictions.  A conservative balance sheet allows us to be opportunistic in our investment strategy and in accessing the most efficient and lowest cost financing available.

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are unknown.  Commercial mortgage-backed securities (CMBS) lending is stalled at this time and it is uncertain when it will return.  Rates available from commercial and investment banks are widely divergent when and if they are willing to quote a rate.  We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios.  The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process but deposits from borrowers are required for credit to be extended.

We maintain a credit agreement with a syndicate of financial institutions.  While not a significant component of our capital structure, the credit agreement provides for borrowings of $225,000, amended as described below, if certain financial covenants are maintained and a maturity date of October 2010, with a one-year extension option.  The credit agreement contains certain financial and operating covenants and requires us to comply with certain covenants including, among other things, leverage ratios, debt service coverage and fixed charge coverage ratios, as well as limitations on our ability to incur secured indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings.

As of December 31, 2008, we were in compliance with all of the financial covenants.  However, due to the economic environment, we have less financial flexibility than desired given the current market dislocation and have projected likely covenant default on certain of the covenants in 2009.  As such, on March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  We believe that the amendment will take effect in early April and modify certain of the financial covenants on a retrospective basis as of January 1, 2009.  Based on our current business plans we believe we will be able to operate in compliance with these covenants, as modified, in 2009 and beyond.  If such amendment does not take effect by early April, we may not be in compliance with our existing financial covenants as of March 31, 2009.  The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

Our current business plans indicate that we will be able to operate in compliance with these covenants, as modified, in 2009 and beyond; however, the current dislocation in the global credit markets has significantly impacted our projected cash flows and our financial position and effective leverage. If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement. These facts and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

At the current operating levels we anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness and dividend payments in accordance with REIT requirements. We are committed to prudently managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and debt capital to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2009 and beyond.

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  Our strategy has been and continues to be to procure financing on an individual asset, non-recourse basis to preserve our credit.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions, although there currently appear to be few such opportunities.  We continue to review prospective investments based upon risk and return attributes.

Our principal demands for funds have been and will continue to be for payment of operating expenses, payment of interest on outstanding indebtedness, shareholder distributions, and beginning in the second quarter of 2009 refinancings of property level indebtedness.  Generally, cash needs for items other than property acquisitions have been met from operations.  Cash needs for 2009 debt maturities will primarily need to come from refinancing proceeds, the amount and terms which are unknown due to the inactivity in the debt market.  Cash needs for 2009 will also be met by the retention of cost expected from the suspension of the SRP and reduction of distributions.

As of December 31, 2008, we had cash and cash equivalents of $121,167.  At the current operating levels we anticipate that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness and recurring tenant improvements.  In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.  However, there can be no assurance that such sales will occur, or, if they occur, that they will materially assist in reducing our indebtedness.

During the year ended December 31, 2008, we obtained aggregate secured financings of $222,815, with fixed or swapped to fixed interest rates ranging from 1.88% to 5.71% and maturities up to eight years.  This amount includes $38,885 of mortgage debt refinanced at a weighted average rate of 5.6% with four and eight year maturities.  We repaid $19,577 in mortgage debt with proceeds drawn from our revolving credit agreement.  We have procured construction financing at commercially reasonable pricing to fund development activity in our development joint ventures.

We continue to evaluate our maturing debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may materially adversely impact our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  Our 2009 mortgage debt maturities, excluding liabilities associated with assets held for sale, consist of $1,104,809 of debt maturing; $93,296 in the first quarter; $193,532 in the second quarter; $495,938 in the third quarter and $322,043 in the fourth quarter of 2009.  No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated, however, most of our maturing debt through the second quarter of 2009 is accounted for, either by quote, application, commitment or refinanced.

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

We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2009.  Our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us in 2009 and 2010.  We intend to seek refinancing on all of our indebtedness coming due in 2009 and 2010, however, when we deem appropriate we will seek extensions of the existing indebtedness.  We can not be assured that the lenders will honor such extension requests, however, given the non-recourse nature of our indebtedness we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2009 will further benefit our cash position in the event of a default under our credit agreement which could trigger repayment if our financial covenants are not maintained.

Liquidity

We anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and distribution payments in accordance with REIT requirements.  To assist in the refinancing needs, we intend to utilize a combination of equity raised from expected asset sales, retained capital as a result of suspension of the share repurchase program, and the change in the dividend policy announced with the intention of paying at least of 90% of taxable income to maintain our REIT status.  In addition, we are pursuing prospective refinancings and extensions in order to fund our debt repayments and, to the extent deemed appropriate, minimizing further capital expenditures.  While we review numerous investment opportunities, we do not expect to invest significant capital in these investment opportunities until debt maturities are appropriately addressed.

Our primary uses and sources of our consolidated cash are as follows:

Uses	Sources
Short-Term:

•

Tenant improvement allowances

•

Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•

Distribution payments

•

Debt repayment requirements, including both principal and interest

•

Corporate and administrative expenses

• Operating cash flow • Available borrowings under revolving credit facilities • Distribution reinvestment plan • Secured loans collateralized by individual properties • Asset sales
Long-Term:
• Acquisitions • New development • Major redevelopment, renovation or expansion programs at individual properties • Debt repayment requirements, including both principal and interest	• Secured loans collateralized by individual properties • Construction loans • Long-term project financing • Joint venture financing with institutional partners • Marketable securities • Asset sales

Mortgages Payable.  Mortgage loans outstanding, excluding liabilities associated with assets held for sale, as of December 31, 2008 were $4,295,834 and had a weighted average interest rate of 4.88%.  Of this amount, $4,060,067 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on our mortgage debt was 5.94%.  The remaining $235,767 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.81%.  Properties with a net carrying value of $6,158,082 at December 31, 2008 and related tenant leases are pledged as collateral.  As of December 31, 2008, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Credit Agreement.  On October 15, 2007, we entered into an unsecured credit agreement with a syndicate of financial institutions for up to $225,000, expandable to $300,000.  The agreement has an initial term of three years with a one-year extension option.  The credit agreement required interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points, depending on the ratio of our net worth to total recourse indebtedness.  We were also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this agreement.  The outstanding balance on the line of credit was $225,000 as of December 31, 2008, with an effective interest rate of 2.60% per annum.  As of December 31, 2008, there was no capacity left on our line and the likelihood of expansion to $300,000 was minimal at this time.  The credit agreement requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, we were in compliance with all of the financial covenants.  However, due to the economic environment, we have less financial flexibility than desired given the current market dislocation and have projected likely covenant default on certain of the covenants in 2009.  As such, on March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  We believe that the amendment will take effect in early April and modify certain of the financial covenants on a retrospective basis as of January 1, 2009.  Based on our current business plans we believe we will be able to operate in compliance with these covenants, as modified, in 2009 and beyond.  If such amendment does not take effect by early April, we may not be in compliance with our existing financial covenants as of March 31, 2009. The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

If covenants are not met, our credit agreement could require further modification or become immediately due and payable and we may not have enough cash sufficient to satisfy this obligation if or when it becomes due.

Shareholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for our shareholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance. In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2009, solely to modify the purchase price. Thus, on or after March 1, 2009, additional shares of our stock purchased under the DRP will be purchased at a price of $8.50 per share. In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price. Prior to this change on March 1, 2009, participants were able to acquire shares under the DRP at a price equal to $10.00 per share. The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share. As of December 31, 2008, we had issued 61,905 shares pursuant to the DRP for an aggregate amount of $605,471.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008. However, on October 22, 2008, the 5% limit under the SRP was reached and the SRP was suspended at that time.

Prior to the suspension of SRP, we announced a modification to the SRP on December 14, 2006, as follows:

•

Effective February 1, 2007, the repurchase price for all shares will be $9.75 per share for any requesting shareholder that has beneficially owned the shares for at least one year, and

•

Effective October 1, 2007, the repurchase price for all shares will be $10.00 per share for any requesting shareholder that has beneficially owned the shares for at least one year.

As of December 31, 2008, 43,823 shares had been repurchased pursuant to the SRP for an aggregate amount of $432,487.

The following table outlines the share repurchases made during the quarter ended December 31, 2008:

Capital Resources

At December 31, 2008, our capitalization consisted of $4,627,602 of debt and $2,572,348 of equity resulting in a debt to total market capitalization ratio of 1.80.  At December 31, 2008, our total debt consisted of $4,110,495 of fixed-rate debt and $517,107 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2007, our total debt consisted of $3,984,034 of fixed-rate debt and $362,126 of variable-rate debt.

It is management’s current strategy to have access to the capital resources necessary to manage our balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, we may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with our intention to operate with a conservative debt capitalization policy.  In light of the current economic conditions, we may not be able to obtain financing on favorable terms, or at all, which may negatively impact future cash flows available for distribution.  Foreclosure on mortgaged properties as a result of an inability to refinance existing indebtedness would have a negative impact on our financial condition and results of operations.

Our credit agreement contains certain financial and operating covenants, including, among other things, debt service coverage and fixed charge coverage ratios, as well as limitations on our ability to incur additional unsecured indebtedness.  Although we intend to operate in compliance with these covenants as modified by our pending approved amendment, if we were to violate these covenants, we may be subject to higher finance costs and fees or accelerated maturities.

During the year ended December 31, 2008, we assumed one mortgage loan with a principal amount of $56,500 as a result of acquiring a property on February 14, 2008.  The new loan is a fixed rate loan which bears interest at 5.14%.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008 a Treasury rate lock agreement was terminated for a cost of $4,398. We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to March 31, 2009. This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties. The balance of the rate lock deposits as of December 31, 2007 was $5,950. During 2008, we were required to make additional rate lock deposits of $10,200 and the lender returned to us rate lock deposits of $2,550. Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposits were not fully recoverable as of December 31, 2008. As a result, we wrote off $12,380 of the rate lock deposits to the estimated net realizable value of $1,220 as of December 31, 2008.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be advantageous, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments as well as reserves for real estate taxes, insurance and certain other costs.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statement of Cash Flows Comparison for the Years Ended December 31, 2008 and 2007

Cash Flows from Operating Activities

Cash flows provided by operating activities were $309,351, $318,641 and $296,578 for the years ended December 31, 2008, 2007 and 2006, respectively, which consists primarily of net income from property operations.

Cash Flows from Investing Activities

Cash flows used in investing activities were $177,555, $521,751 and $523,471, respectively, for the years ended December 31, 2008, 2007 and 2006.  Of these amounts, $132,233, $434,913 and $531,314 were primarily used for acquisition of new properties and earnouts at existing properties during the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, during the years ended December 31, 2008, 2007 and 2006, we purchased marketable securities of $28,433, $59,673 and $93,603, respectively, and sold marketable securities of $34,789, $31,478 and $264,003, respectively.  We also funded $8,560, $6,827 and $37,977, respectively, on notes receivable, net of payoffs.

We will attempt to dispose of select non-core assets in 2009.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows (used in) provided by financing activities were $(127,989), $92,719 and $155,797, respectively, for the years ended December 31, 2008, 2007 and 2006.  We paid $227,156, $140,143 and $47,188 for share repurchases for the years ended December 31, 2008, 2007 and 2006, respectively.  We also generated $306,459, $264,186 and $414,248 for the years ended December 31, 2008, 2007 and 2006, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of payoffs and the payment of fees and deposits.  During the years ended December 31, 2008, 2007 and 2006, we also (used)/generated $(51,700), $107,962 and $(81,420), respectively, through the net purchase of securities on margin.  We paid $155,592, $135,267 and $129,745 in distributions, net of distributions reinvested, to our shareholders for the years ended December 31, 2008, 2007 and 2006, respectively

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.  The business manager/advisor and property managers became subsidiaries of ours.  Prior to the merger, we paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to our former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Our business manager/advisor was entitled to maximum fees of $68,083 and $74,895 for the years ended December 31, 2007 and 2006, respectively.    The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result we only incurred fees to our business manager/advisor totaling $23,750 and $39,500 for the years ended December 31, 2007 and 2006, respectively.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, however, the property management fees are eliminated in consolidation and replaced by the actual operating expenses of the property managers.  We incurred property management fees of $30,036 and $29,800 for the years ended December 31, 2007 and 2006, respectively.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the years ended December 31, 2007 and 2006, we incurred $6,296 and $6,311 of these reimbursements, respectively.  None and $404 of these reimbursements remained unpaid at December 31, 2008 and 2007, respectively.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account, subject to investment guidelines we provide to them.  The Inland affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $1,390, $2,107 and $1,961 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, fees of $160 and $325, respectively, remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  In October 2008, we requested that the investment advisor waive its fees prospectively.  As a result, effective for the period from November 1, 2008 through April 30, 2009, the investment advisor has agreed to waive all fees due.

An Inland affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $405, $562 and $696 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2008, 2007 and 2006, we incurred loan fees totaling none, $873 and $1,051, respectively, to this Inland affiliate.  As of December 31, 2008 and 2007, none of these fees remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred $19, $134 and $363, of such costs for the years ended December 31, 2008, 2007 and 2006, respectively.  None of these costs remained unpaid as of December 31, 2008 and $27 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  $10, $257 and $137 of such costs have been incurred by us during the years ended December 31, 2008, 2007 and 2006, respectively.  No costs remained unpaid as of December 31, 2008 and 2007, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with us, where that Inland affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in

Chicago, Illinois performing similar services.  For the years ended December 31, 2008, 2007 and 2006, we incurred $500, $897 and $705, respectively, of these costs.  $189 and $141, respectively, of these costs remained unpaid as of December 31, 2008 and 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who each provide us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but we are obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2008, 2007 and 2006.

We have service agreements with certain Inland affiliates, including our office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally these agreements provide that we obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2008, 2007 and 2006, we incurred $2,814, $3,141 and $1,334, respectively, of these reimbursements.  Of these costs, $209 and $900 remained unpaid as of December 31, 2008 and 2007, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012 with one option to extend for an additional five years.  None of these costs remained unpaid as of December 31, 2008 and $55 remained unpaid as of December 31, 2007.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Off Balance Sheet Arrangements

In April 2007, we entered into a joint venture arrangement with a state pension fund.  Under this joint venture agreement we are to contribute 20% of the equity and our joint venture partner will contributes 80% of the equity, up to a total $500,000.  The joint venture plans to acquire assets using equity contributions and leverage up to $1,000,000.  As of December 31, 2008, we had contributed approximately $29,500 and may, at our discretion, contribute the remaining $70,500 in the next two years.  As of December 31, 2008, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.  Under the agreement, we are the managing member of the joint venture and earn various fees for acquisition, asset management and property management.  We earned fees of $1,209 and $786 during the years ended December 31, 2008 and 2007, respectively.  We account for our interest in the joint venture using the equity method of accounting.

Other than described above, we have no off-balance sheet arrangements as of December 31, 2008 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contractual Obligations

The table below presents our obligations and commitments, excluding liabilities associated with assets held for sale, to make future payments under debt obligations and lease agreements as of December 31, 2008.

(1)

In addition to principal payments, the amounts reflected include interest payments.  Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2008.

(2)

Fixed rate debt and related interest includes a $50,000 note payable to an unconsolidated joint venture.  This note has no maturity, but interest is reflected at the stated rate through December 31, 2009, although we may choose not to repay in 2009.  Included in the variable rate debt is $225,000 of borrowings under our revolving credit agreement which is not due until 2010 unless we do not maintain compliance with our covenants at which time the credit agreement may become due and immediately payable, subject to lender discretion.  Variable rate debt and related interest reflected as being outstanding through December 31, 2009, also includes $56,340 of margin debt secured by our portfolio of marketable securities.  These borrowings may be repaid over time upon our sale of our portfolio of marketable securities.

The remaining borrowings and related interest outstanding through December 31, 2009 includes amortization of mortgages payable and maturities for fifty-eight mortgages payable and three construction loans.  Mortgages payable are intended to be refinanced or paid off in 2009 using net cash flow after distributions to shareholders.  The construction loans will be extended, paid off at the time of sale of the property, or converted to permanent financing upon completion.  Amounts related to interest for fixed rate and variable rate debt will be paid from the operations of our properties.

(3)

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2018 to 2105.  The property attached to the land will revert back to the lessor at the end of the lease.  We lease office space under non-cancellable leases expiring in various years from 2010 to 2012.

(4)

Purchase obligations include earnouts on previously acquired properties.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  Based on pro-forma leasing rates, we may pay as much as $30,150 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement and three other installment note agreements in which we have committed to fund up to a total of $29,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2008 and 2007 was $25,715 and $33,801, net of allowances of $300 and none, respectively.  We may be required to fund up to an additional $1,214 on these loans as all four of the agreements are non-revolving and some principal payments have already been received.

We guarantee a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2008, the amount guaranteed by us was $20,717, however, as these guarantees are with consolidated entities, the potential liability associated with these guarantees has not been recorded.

As of December 31, 2008, we had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also five letters of credit relating to four construction projects as security for utilities and completion.  The balance of outstanding letters of credit at December 31, 2008 was $29,539, and none have been drawn upon.

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008 a Treasury rate lock agreement was terminated for a cost of $4,398. We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to March 31, 2009. This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties. The balance of the rate lock deposits as of December 31, 2007 was $5,950. During 2008, we were required to make additional rate lock deposits of $10,200 and the lender returned to us rate lock deposits of $2,550. Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposits were not fully recoverable as of December 31, 2008. As a result, we wrote off $12,380 of the rate lock deposits to the estimated net realizable value of $1,220 as of December 31, 2008.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for impairment, provision for income taxes, recoverable amounts of receivables, deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Purchase price allocations are based on our estimates.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations; however, we are ultimately responsible for the purchase price allocations.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and consider various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, our investment properties, including developments in progress, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in property net operating income and occupancy percentages.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

In accordance with Accounting Principles Board (APB) Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and Staff Accounting Bulletin (SAB) No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, our investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

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

Loss on Lease Terminations

In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and customer relationship intangibles).  Based upon consideration of the facts and circumstances of the termination, we may write-off or accelerate the depreciation and amortization associated with the applicable asset group over the shortened remaining lease period.  If we conclude that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations as “Loss on lease terminations.”

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement.  These costs are included in the investment properties classification as an addition to buildings and improvements.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements.  Acquired in-place lease value, customer relationship value, other leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income.

Assets Held For Sale

In determining whether to classify an asset as held for sale, we consider whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the asset is probable; (v) we have received a significant non-refundable deposit for the purchase of the property; (vi) we are actively marketing the asset for sale at a price that is reasonable in relation to its current value, and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, we classify the asset as held for sale.  When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive (loss) income as discontinued operations for all periods presented.

Goodwill

We have recorded goodwill as part of the November 15, 2007 business combination.  We apply SFAS No. 142: Goodwill and Other Intangible Assets, when accounting for goodwill, which requires that goodwill not be amortized, but instead be evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit (which we have identified as the enterprise level) in a manner similar to a purchase price allocation, in accordance with SFAS No. 141: Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a variation of the market approach (comparable market multiples) and income approach (discounted cash flow analysis) using market participant inputs and assumptions.   If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

We perform our annual impairment review on November 15 and when a triggering event occurs between annual impairment tests.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or landlord retains legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease;

•

who constructs or directs the construction of the improvements, and

•

whether the tenant or landlord is obligated to fund cost overruns.

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, we consider all of the above factors.  No one factor, however, necessarily establishes its determination.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the consolidated balance sheets.

Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, and the tenant is no longer occupying the property.  Upon early lease termination, we provide for losses related to recognized intangibles and other assets or adjusts the attribution period of the assets if determined to be appropriate.

SAB No. 104: Revenue Recognition, provides that a lessor should defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  We record percentage rental income in accordance with SAB No. 104.

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

We account for profit recognition on sales of real estate in accordance with SFAS No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales are not recognized under the full accrual method unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; our receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership, and we do not have substantial continuing involvement with the property.

Marketable Securities

Investments in marketable securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that management determines are other-than-temporary are recorded as recognized loss on marketable securities.

To determine whether an impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary, amongst other things.  Evidence considered in this assessment includes the reasons for the impairment (i.e. credit or market related), the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee.  All available information is considered in making this determination with no one factor being determinative.

Derivative and Hedging Activities

In accordance with SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at their fair values within “Other assets” or “Other liabilities.”  On the date that we enter into a derivative, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive (loss) income, until earnings are affected by the variability of cash flows of the hedged transactions. Any hedge ineffectiveness is reported in net (loss) income.  We do not use derivatives for trading or speculative purposes.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity within the meaning of Financial Accounting Standards Board Interpretation Number (FIN) 46(R) and that our variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then we will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF No. 04-5, we evaluate applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the general partner would consolidate the limited partnership in accordance with GAAP.  We generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

Allowance for Doubtful Accounts

We periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their lease agreements.  We also maintain an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published SAB No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.  The interpretations in SAB No. 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements.  The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements.  Through SAB No. 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB No. 108 became effective for us for the year ended December 31, 2006.

In adopting SAB No. 108, we changed our methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB No. 108’s “dual-method” (both an income statement and balance sheet-oriented) approach.  In doing so, we identified three misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below.  These misstatements were corrected upon adoption of SAB No. 108 through a cumulative effect adjustment to shareholders’ equity as of January 1, 2006.

Recording of Below Market Lease Intangibles

We had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of our operations.  We determined that the market rates used in the original below market analyses for certain acquisitions were inappropriate and required adjustments based upon comparable leases and analyses by our property managers.  These errors resulted in an overstatement of our 2005 and 2004 net income by an aggregate amount of $3,637.

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

Cumulative Effect of Adopting SAB No. 108

As a result of applying the guidance in SAB No. 108 during the year ended December 31, 2006, we recorded a reduction of $4,693 to shareholders’ equity (accumulated distributions in excess of net income) in our opening balance sheet to correct the effect of the errors associated with the recording of below market lease intangibles and recognition of ancillary taxes, as described above.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities not measured on a recurring basis to fiscal years beginning after November 15, 2008.  We adopted SFAS No. 157 and FSP No. FAS 157-2 on January 1, 2008 and, as neither Statement requires any new fair value measurements or remeasurements of previously computed fair values, the adoption of these Statements did not have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application was permitted.  We have not elected the fair value option for financial assets and liabilities existing at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value." Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008.  We will account for all acquisitions after the adoption date in accordance with SFAS No. 141(R).  As a result of the forthcoming adoption of SFAS No. 141(R), an immaterial amount of transaction costs related to potential future acquisitions or earnouts was expensed during the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS No. 160 is effective for periods beginning on or after December 15, 2008.  In evaluating the impact of SFAS No. 160, we reviewed EITF Topic No. D-98: Classification and Measurement of Redeemable Securities, which, among other guidance, provides interpretive guidance on the interaction between Topic No. D-98 and SFAS No. 160.  The adoption of SFAS No. 160 is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities – amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows by providing enhanced disclosures.  SFAS No. 161 is effective for financial statements issued for periods beginning on or after November 15, 2008 and its adoption is not expected to have a material effect on our consolidated financial statements.

In April 2008, the FASB issued FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 removes the requirement under SFAS No. 142: Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience.  FSP No. 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP No. 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption was prohibited.  The adoption of FSP No. 142-3 is not expected to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162: The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 was effective November 15, 2008 and the adoption of this Statement did not have any effect on our consolidated financial statements.

In November 2008, the EITF reached consensus on EITF Issue No. 08-6: Equity Method Investment Accounting Considerations.  Its objective is to clarify the accounting for certain transactions and impairment considerations involving equity method investments.  EITF Issue No. 08-6 does not change the guidance in APB No. 18: The Equity Method of Accounting for Investments in Common Stock regarding the determination of the cost basis of an equity method investment.  Transaction costs are included, but contingent consideration is generally excluded from determining the cost basis.  In addition, EITF Issue No. 08-6 proscribes that if an investee issues additional shares that reduce the investor’s ownership percentage, then the investor should treat that event as a sale of its proportionate ownership interest with any gain or loss reflected in earnings.  Also, when evaluating for impairment, the entire equity method investment should be subject to the other-than-temporary impairment model described in Opinion No. 18.  EITF Issue No. 08-6 is to be applied prospectively and is effective in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The adoption of EITF Issue No. 08-6 is not expected to have a material impact on our consolidated financial statements.

Subsequent Events

During the period from January 1, 2009 through March 31, 2009, we:

•

issued 1,199 shares of common stock through the DRP and repurchased no shares of common stock through the SRP, which was suspended on October 22, 2008, resulting in a total of 478,765 shares of common stock outstanding at March 31, 2009;

•

paid distributions of $25,570 to shareholders in January 2009 for December 2008.  The distribution represented an annualized distribution rate of $0.64 per share;

•

repaid $27,233 of existing construction loan debt and accrued interest with a variable interest rate of 1.97% as of December 31, 2008, on one property;

•

refinanced a mortgage payable of $27,610 with a fixed interest rate of 4.18% with a new borrowed amount of $21,900 with a fixed interest rate of 7.70% and a term of ten years;

•

refinanced a mortgage payable of $18,150 with a fixed interest rate of 4.56% with a new borrowed amount of $15,500 with a fixed interest rate of 7.25% and a term of ten years;

•

closed on one mortgage payable with a  fixed rate of 7.00% and a term of three years on an existing property resulting in net proceeds of $13,298;

•

paid $3,410 to our partner in a consolidated joint venture to fulfill their redemption request;

•

closed on the sale of one multi-tenant lifestyle center with a sales price of $65,000, which resulted in net sales proceeds of $30,552 and a gain on sale of $12,223 on January 15, 2009.  The property is located in Larkspur,

California with approximately 172 thousand square feet and was classified as held for sale as of December 31, 2008.  The sale resulted in the repayment of $33,692 of debt and accrued interest;

•

funded an earnout totaling $849 to purchase an additional two thousand square feet at one existing property;

•

acquired another phase of an existing property for a purchase price of $16,000 with 35 thousand square feet secured by a mortgage payable of $9,200 with a fixed interest rate of 6.75% and a term of two years;

•

funded additional capital of $972 on two existing development joint ventures;

•

funded additional capital of $25 on one existing consolidated joint venture;

•

funded additional capital of $1,166 on one existing unconsolidated development joint venture;

•

paid extension fees of $118 to extend the maturity date of one mortgage payable with a principal balance of $23,650 and a fixed interest rate of 4.53% from February 1, 2009 to May 1, 2009;

•

paid an extension fee of $20 to extend the maturity date of one mortgage payable with a principal balance of $23,766 and a fixed interest rate of 4.38% from March 1, 2009 to May 1, 2009;

•

paid an extension fee of $66 to extend the maturity date of one mortgage payable with a principal balance of $6,067 and a fixed interest rate of 4.28% from April 1, 2009 to July 1, 2009, and

•

paid $3,422 to fund margin calls related to the investments in marketable securities.

In January 2009, our board of directors amended the DRP effective March 1, 2009, solely to modify the purchase price to $8.50 per share.

On February 10, 2009, we received notice that the borrower on one outstanding construction note receivable was in default for non-payment.  The note matured on February 9, 2009.  As of the date of this Form 10-K filing, we were in negotiations with the borrower to revise and extend the loan agreement.  As of December 31, 2008, the note was determined to not be impaired and, accordingly, no reserve was established.

On March 19, 2009, our board of directors declared the first quarter 2009 distribution to be $0.048783 per share, payable to recordholders as of that date.

On March 30, 2009, we received the necessary approvals to amend our credit agreement subject to documentation.  The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2008, we owned 122 single-user properties of which 106 are net lease properties.

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

We have entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398. We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to March 31, 2009. This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties. The balance of the rate lock deposits as of December 31, 2007 was $5,950. During 2008, we were required to make additional rate lock deposits of $10,200 and the lender returned to us rate lock deposits of $2,550. Based upon our uncertainty related to our intention to borrow mortgage debt associated with this Treasury rate lock agreement, we determined that the rate lock deposits were not fully recoverable as of December 31, 2008. As a result, we wrote off $12,380 of the rate lock deposits to the estimated net realizable value of $1,220 as of December 31, 2008.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess a credit risk.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $225,000 higher than its fair value as of December 31, 2008.

Our interest rate risk is monitored using a variety of techniques.  The table below presents the principal amounts and weighted average interest rates by year and expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes.

We had $517,107 of variable rate debt with an average interest rate of 2.96% as of December 31, 2008.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2008, interest expense would increase by approximately $5,171 on an annualized basis.

The table incorporates only those interest rate exposures that existed as of December 31, 2008.  It does not consider those interest rate exposures or positions that could arise after that date.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate effect with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time, and future changes in the level of interest rates.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $160,327 and $20,021 for the years ended December 31, 2008 and 2007, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time our investments continue to generate dividend income.  If the equity market recovers, we may be able to sell marketable securities at prices in excess of our current book values.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, it is difficult to project where the REIT market and the value of our investments in marketable securities will be in 2009.  If our stock positions do not recover in 2009, we could take additional other-than-temporary impairments, which could be material to our operations.

Item 8.  Consolidated Financial Statements and Supplementary Data

Index

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Reports of Independent Registered Public Accounting Firm

57

Financial Statements

     Consolidated Balance Sheets at December 31, 2008 and 2007

59

     Consolidated Statements of Operations and Other Comprehensive (Loss) Income
for the years ended December 31, 2008, 2007 and 2006

60

     Consolidated Statements of Shareholders’ Equity for the years ended December 31,
2008, 2007 and 2006

61

     Consolidated Statements of Cash Flows for the years ended December 31,
2008, 2007 and 2006

63

      Notes to Consolidated Financial Statements

66

Valuation and Qualifying Accounts (Schedule II)

100

Real Estate and Accumulated Depreciation (Schedule III)

101

Schedules not filed:

All schedules other than the two listed in the Index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Chicago, Illinois

March 31, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited Inland Western Retail Real Estate Trust, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Inland Western Retail Real Estate Trust, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Inland Western Retail Real Estate Trust, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. and subsidiaries, as of December 31, 2008 and 2007, and the related consolidated statements of operations and other comprehensive (loss) income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 31, 2009, expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Chicago, Illinois

March 31, 2009

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands, except per share amounts)

Assets

	2008	2007
Investment properties:		
Land	$ 1,493,111	$ 1,469,446
Building and other improvements	5,729,500	5,653,689
Developments in progress	142,556	151,972
	7,365,167	7,275,107
Less accumulated depreciation	(733,661)	(547,953)
Net investment properties	6,631,506	6,727,154
Cash and cash equivalents	121,167	117,360
Investment in marketable securities	118,421	240,493
Investment in unconsolidated joint ventures	91,553	105,937
Accounts and notes receivable (net of allowances of $15,041 and $8,216, respectively)	140,840	154,494
Goodwill	-	377,916
Acquired lease intangibles, net	364,299	443,167
Assets held for sale	58,126	-
Other assets	80,752	139,310
Total assets	$ 7,606,664	$ 8,305,831

Liabilities and Shareholders' Equity

	2008	2007
Liabilities:		
Mortgages and notes payable	$ 4,402,602	$ 4,271,160
Line of credit	225,000	75,000
Accounts payable and accrued expenses	67,024	60,674
Distributions payable	25,570	25,964
Acquired below market lease intangibles, net	116,034	123,447
Other financings	67,886	63,679
Liabilities associated with assets held for sale	39,211	-
Other liabilities	67,949	65,615
Total liabilities	5,011,276	4,685,539
Minority interests	23,040	21,527
Commitments and contingencies		
Shareholders' equity:		
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 477,566 and 484,921 issued and outstanding at December 31, 2008 and 2007, respectively	477	485
Additional paid-in capital	4,313,163	4,386,703
Accumulated distributions in excess of net loss	(1,733,341)	(740,816)
Accumulated other comprehensive loss	(7,951)	(47,607)
Total shareholders' equity	2,572,348	3,598,765
Total liabilities and shareholders' equity	$ 7,606,664	$ 8,305,831

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

For the Years Ended December 31, 2008, 2007 and 2006

 (in thousands, except per share amounts)

2008	2007	2006
Revenues:			
Rental income	$ 590,778	$ 574,261	$ 551,391
Tenant recovery income	136,153	147,460	123,924
Other property income	19,764	14,536	10,759
Insurance captive income	1,938	1,890	177
Total revenues	748,633	738,147	686,251
Expenses:			
Property operating expenses	144,813	137,329	116,863
Real estate taxes	89,796	87,147	79,177
Depreciation and amortization	265,587	257,132	244,640
Provision for asset impairment	80,000	13,560	-
Loss on lease terminations	67,092	11,788	4,570
Insurance captive expenses	2,874	1,598	344
General and administrative expenses	19,997	16,535	14,867
Advisor asset management fee	-	23,750	39,500
Total expenses	670,159	548,839	499,961
Operating income	78,474	189,308	186,290
Dividend income	24,010	23,729	37,501
Interest income	4,329	13,671	23,127
Gain on contribution of investment properties	-	11,749	-
Gain on extinguishment of debt	-	2,486	-
Equity in (loss) income of unconsolidated joint ventures	(4,939)	96	(3,727)
Minority interests	(514)	(1,365)	1,975
Interest expense	(224,015)	(217,771)	(215,065)
Recognized (loss) gain on marketable securities, net	(160,888)	(19,967)	416
Impairment of goodwill	(377,916)	-	-
Loss on investment in unconsolidated joint venture	(5,524)	-	-
Loss on interest rate locks	(16,778)	-	-
Other (expense) income	(1,062)	237	(165)
(Loss) income from continuing operations	(684,823)	2,173	30,352
Discontinued operations:			
Operating income	1,096	2,200	1,591
Gain on extinguishment of debt	-	17,732	-
Gain on sale of operating properties	-	19,564	-
Income from discontinued operations	1,096	39,496	1,591
Net (loss) income	(683,727)	41,669	31,943
Other comprehensive (loss) income:			
Net unrealized loss on derivative instruments	(5,516)	-	-
Net unrealized (loss) gain on marketable securities	(115,716)	(68,964)	2,969
Reversal of unrealized loss (gain) to recognized loss (gain) on marketable securities, net	160,888	19,967	(416)
Comprehensive (loss) income	$ (644,071)	$ (7,328)	$ 34,496
(Loss) income per common share-basic and diluted:			
Continuing operations	$ (1.42)	$ 0.01	$ 0.07
Discontinued operations	-	0.08	-
Net (loss) income per common share	$ (1.42)	$ 0.09	$ 0.07
Weighted average number of common shares outstanding-basic and diluted	481,442	454,287	441,816

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Years Ended December 31, 2008, 2007 and 2006

 (in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Shareholders’ Equity

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

 (in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

 (in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2008, 2007 and 2006

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

All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, square foot amounts, number of properties, number of states, number of leases and number of employees.

The Company, through two public offerings and the merger described below, issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds including merger consideration of $4,595,192.  In addition, as of December 31, 2008, the Company had issued 61,905 shares through its distribution reinvestment program (DRP) at $9.50 to $10.00 per share for gross proceeds of $605,471 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 477,566 and had realized total net offering proceeds, including merger consideration before offering costs, of $4,768,176 as of December 31, 2008.

On November 15, 2007, pursuant to an agreement and plan of merger approved by its shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which provided business management/advisory and property management services to the Company.  Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.

The Company accounted for the merger transaction as a consummation of a business combination between parties with a pre-existing relationship, in accordance with Emerging Issues Task Force (EITF) Issue No. 04-01, Accounting for Preexisting Relationships Between Parties to a Business Combination.  According to EITF Issue No. 04-01, the settlement of an executory contract in a business combination as a result of a preexisting relationship should be measured at the lesser of (a) the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items or (b) any stated settlement provisions in the contract available to the counterparty to which the contract is unfavorable.  The Company has determined that its agreements with its former business manager/advisor and property managers resulted in zero allocation of the purchase price to contract termination costs.  The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction.  The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill.

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

As a result of the Company’s impairment test conducted during the fourth quarter of 2008, the Company determined that the entire goodwill balance was impaired and, as such, the Company recorded impairment of $377,916.  See Note 12 for additional information on goodwill.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company is qualified and has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications have been made to the 2007 and 2006 consolidated financial statements to conform to the 2008 presentation.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (as defined in Financial Accounting Standards Board (FASB) Interpretation (FIN) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with EITF Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income.

The Company has ownership interests ranging from 5% to 98% in twenty LLCs or LPs which own twenty operating properties and seven LLCs or LPs which own twenty-two development properties, of which thirteen and six, respectively, are consolidated in the accompanying consolidated financial statements as of December 31, 2008.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the minority interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets in accordance with EITF No. 00-4: Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Subsidiary.  Interest expense is recorded on such liabilities in amounts equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.

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

On March 1, 2007 and December 31, 2007, the Company transferred real estate and investments in consolidated and unconsolidated joint ventures to certain joint venture partners in redemption of their interests in the venture.  The transaction was accounted for at fair value with the estimated fair value of the non-monetary assets (including $2,581 of cash and cash equivalents) and resulted in an aggregate gain of $389 on redemption of minority interest.  Such gain is included in “Other income” in the accompanying consolidated statements of operations and was fully allocated to the minority interest partners pursuant to the joint venture agreement.

Minority interests are adjusted for additional contributions by minority interest holders and distributions to minority interest holders as well as the minority interest holders’ share of the net income or losses of each respective entity.

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

•

who constructs or directs the construction of the improvements, and

•

whether the tenant or landlord is obligated to fund cost overruns.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The determination of who owns the tenant improvements, for accounting purposes, is subject to significant judgment.  In making that determination, the Company considers all of the above factors.  No one factor, however, necessarily establishes its determination.

Rental income is recognized on a straight-line basis over the term of each lease.  The difference between rental income earned on a straight-line basis and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.

Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred.  The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and collectability is reasonably assured.  Upon early lease termination, the Company provides for losses related to recognized intangibles and other assets or adjusts the attribution period of the assets if determined to be appropriate.

SAB No. 104: Revenue Recognition, provides that a lessor should defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental income in accordance with SAB No. 104.

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

The Company accounts for profit recognition on sales of real estate in accordance with Statement of Financial Accounting Standards (SFAS) No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.

Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions' non-performance.

Goodwill: The Company has recorded goodwill as part of the November 15, 2007 business combination.  The Company applies SFAS No. 142: Goodwill and Other Intangible Assets, when accounting for goodwill, which requires that goodwill not be amortized, but instead be evaluated for impairment at least annually.  The goodwill impairment test is a two-step test.  Under the first step, the fair value of the reporting unit is compared with its carrying value (including goodwill).  If the fair value of the reporting unit is less than its carrying value, an indication of goodwill impairment exists for the reporting unit and the enterprise must perform step two of the impairment test (measurement).  Under step two, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(which the Company has identified as the enterprise level) in a manner similar to a purchase price allocation, in accordance with SFAS No. 141: Business Combinations.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.  Fair value of the reporting unit is determined using a variation of the market approach (comparable market multiples) and income approach (discounted cash flow analysis) using market participant inputs and assumptions.   If the fair value of the reporting unit exceeds its carrying value, step two does not need to be performed.

The Company performs its annual impairment review on November 15 and when a triggering event occurs between annual impairment tests.  The Company recorded a full impairment loss of $377,916 in 2008.  No impairment loss was recorded in 2007.  See Note 12 for additional information on goodwill.

Marketable Securities:  Investments in marketable securities are classified as “available for sale” and carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that management determines are other-than-temporary are recorded as recognized loss on marketable securities.

To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary, amongst other things.  Evidence considered in this assessment includes the reasons for the impairment (i.e. credit or market related), the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee.  All available information is considered in making this determination with no one factor being determinative.

Investment Property: Real estate acquisitions are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market and the value of customer relationships, if any.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Purchase price allocations are based on the Company’s estimates.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $52,155, $52,140 and $50,246 for the years ended December 31, 2008, 2007 and 2006, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The portion of the purchase price allocated to customer relationship value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to customer relationship value of $784 and $97 for the years ended December 31, 2007 and 2006, respectively.  No amortization expense was incurred for the year ended December 31, 2008, due to the write-off of the customer relationship value at December 31, 2007, as it was determined that the customer relationship had no continuing value.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease value with fixed rate renewals.  Amortization pertaining to the above market lease value of $7,157, $7,259 and $7,548 for the years ended December 31, 2008, 2007 and 2006, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $9,660, $10,459 and $10,715 was applied as an increase to rental income for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents the amortization during the next five years and thereafter, related to the acquired in-place lease value and acquired above and below market lease intangibles for properties owned at December 31, 2008:

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

Assets Held For Sale: In determining whether to classify an asset as held for sale, the Company considers whether: (i) management has committed to a plan to sell the asset; (ii) the asset is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the asset is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the property; (vi) the Company is actively marketing the asset for sale at a price that is reasonable in relation to its current value, and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive (loss) income as discontinued operations for all periods presented.  There was one multi-tenant property held for sale at December 31, 2008 and no assets held for sale at December 31, 2007.  Refer to Note 3 for more information.

Impairment:  In accordance with SFAS No. 144: Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s investment properties, including developments in progress, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in property net operating income and occupancy percentages.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In accordance with Accounting Principles Board (APB) Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, the Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for asset impairment.  Based upon the Company’s judgment, an impairment loss of $80,000, $13,560 and none was warranted for the years ended December 31, 2008, 2007 and 2006, respectively.  In addition, based upon the Company’s judgment, an impairment loss of $3,504 was warranted for the year ended December 31, 2008, related to the Company’s investment in an unconsolidated joint venture and is included in “Equity in (loss) income of unconsolidated joint ventures” in the consolidated statements of operations.  Also, on December 29, 2008, the Company withdrew from a joint venture and was released of any future liability resulting in a $5,524 total loss of the Company’s investment in this unconsolidated joint venture.  No impairment loss was recorded for the years ended December 31, 2007 and 2006, related to the Company’s investment in unconsolidated joint ventures.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and customer relationship intangibles).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off or accelerate the depreciation and amortization associated with the applicable asset group over the shortened remaining lease period.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $67,092, $11,788 and $4,570 for the years ended December 31, 2008, 2007 and 2006, respectively. The loss on lease terminations recorded in 2008 is primarily due to the rejection of certain leases associated with the bankruptcies of three of the Company's anchor tenants, Linens 'n Things, Mervyns, and Circuit City.

Conditional Asset Retirement Obligations: In accordance with FIN 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $4,339, $2,262 and $2,619 at December 31, 2008, 2007 and 2006, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.  During 2008, 2007 and 2006, the Company capitalized interest cost of $7,485, $4,438 and $1,009, respectively.

Partially-Owned Entities: If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

entity’s expected residual returns, or both, then it will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF No. 04-5, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the general partner would consolidate the limited partnership in accordance with GAAP.  The Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity.  However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

Notes Receivable:  Notes receivable relate to real estate financing arrangements and bear interest at market rates based on the borrower's credit quality and are recorded at face value.  Interest income is recognized over the life of the note using the effective interest method and the Company generally requires collateral.  The Company has not and does not intend to sell these receivables.  Amounts collected on notes recoverable are included in net cash used in investing activities in the consolidated statements of cash flows.

Notes receivable are evaluated for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  The allowance for uncollectable notes receivable is the Company’s best estimate of the amount of credit losses in the Company’s existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, one note receivable with a balance of $300 was impaired and fully reserved for as of December 31, 2008 and no notes receivable were impaired as of December 31, 2007.

Allowance for Doubtful Accounts: The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  This receivable arises from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.  Write-offs for the years ended December 31, 2008, 2007 and 2006 were $15,769, $5,193 and $1,020, respectively.

Rental Expense: Rental expense associated with land and office space that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and rent payments due under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets.  See Note 7 for additional information pertaining to these leases.

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

Derivative and Hedging Activities: In accordance with SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities, all derivatives are recorded on the balance sheet at their fair values within “Other assets” or “Other liabilities.”  On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive (loss) income, until earnings are affected by the variability of cash flows of the hedged transactions. Any hedge ineffectiveness is reported in net (loss) income.  The Company does not use derivatives for trading or speculative purposes.

Stock Options: The Company adopted SFAS No. 123(R): Share-Based Payment on January 1, 2006.  This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments.  This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123.  The provisions of SFAS No. 123(R) have not and are not expected to have a significant impact on the Company’s consolidated financial statements.  The Company applied the fair value method of accounting as prescribed by SFAS No. 123: Accounting for Stock-Based Compensation for its stock options granted to its independent directors.  Under this method, the Company reports the value of granted options as a charge against earnings ratably over the vesting period.

Fair Value of Debt: The carrying amount of the Company's mortgages payable, notes payable and line of credit is approximately $225,000 higher than its fair value as of December 31, 2008.  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.  The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

Adoption of Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission published SAB No. 108: Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.  The interpretations in SAB No. 108 express the SEC’s staff’s views regarding the process of quantifying financial statement misstatements.  The staff’s interpretations resulted from their awareness of a diversity in practice as to how the effect of prior year errors were considered in relation to current year financial statements.  Through SAB No. 108, the staff communicated its belief that allowing prior year errors to remain unadjusted on the balance sheet is not in the best interest of the users of financial statements. SAB No. 108 became effective for the Company for the year ended December 31, 2006.

In adopting SAB No. 108, the Company changed its methods of evaluating financial statement misstatements from a “rollover” (income statement-oriented) approach to SAB No. 108’s “dual-method” (both an income statement and balance sheet-oriented) approach.  In doing so, the Company identified certain misstatements previously considered immaterial to all previous periods under the rollover method but material when evaluated together under the dual-method, as described below.  These misstatements were corrected upon adoption of SAB No. 108 through a cumulative effect adjustment to shareholders’ equity as of January 1, 2006.

Recording of Below Market Lease Intangibles

The Company had underestimated previously recorded below market lease liabilities and overestimated amortization of below market leases due to the exclusion of certain fixed rent renewal periods and market rents utilized during the initial year of its operations.  The Company determined that the market rates used in the original below market analyses for certain acquisitions were inappropriate and required adjustments based upon comparable leases and analyses by the Company’s property managers.  These errors resulted in an overstatement of the Company’s 2005 and 2004 net income by an aggregate amount of $3,637.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Cumulative Effect of Adopting SAB No. 108

As a result of applying the guidance in SAB No. 108 during the year ended December 31, 2006, the Company recorded a reduction of $4,693 to shareholders’ equity (accumulated distributions in excess of net income) in its opening balance sheet to correct the effect of the errors associated with the recording of below market lease intangibles and recognition of ancillary taxes, described above.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities not measured on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted SFAS No. 157 and FSP No. FAS 157-2 on January 1, 2008 and, as neither Statement requires any new fair value measurements or remeasurements of previously computed fair values, the adoption of these Statements did not have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159: The Fair Value Option for Financial Assets and Financial Liabilities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, although early application was permitted.  The Company has not elected the fair value option for financial assets and liabilities existing at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations, which requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value."  Under SFAS No. 141(R), all business combinations will be accounted for by applying the acquisition method.  SFAS No. 141(R) was effective for periods beginning on or after December 15, 2008.  The Company will account for all acquisitions after the adoption date in accordance with SFAS No. 141(R).  As a result of the forthcoming adoption of SFAS No. 141(R), an immaterial amount of transaction costs related to potential future acquisitions or earnouts was expensed during the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 160: Noncontrolling Interests in Consolidated Financial Statements.  SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity.  In addition, SFAS No. 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements.  SFAS No. 160 is effective for periods beginning on or after December 15, 2008.  In evaluating the impact of SFAS No. 160, the Company reviewed EITF Topic No. D-98: Classification and Measurement of Redeemable Securities, which, among other guidance, provides interpretive guidance on the interaction between Topic No. D-98 and SFAS No. 160.  The adoption of SFAS No. 160 is not expected to have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities – amendment of FASB Statement No. 133.  SFAS No. 161 amends SFAS No. 133 to provide additional information about how derivative and hedging activities affect an entity’s financial position, financial performance and cash flows by providing enhanced disclosures.  SFAS No. 161 is effective for financial statements issued for periods beginning on or after November 15, 2008 and its adoption is not expected to have a material effect on the Company’s consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In April 2008, the FASB issued FSP No. FAS 142-3: Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 removes the requirement under SFAS No. 142: Goodwill and Other Intangible Assets to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions, and replaces it with a requirement that an entity consider its own historical experience in renewing similar arrangements, or a consideration of market participant assumptions in the absence of historical experience.  FSP No. 142-3 also requires entities to disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement.  FSP No. 142-3 is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption was prohibited.  The adoption of FSP No. 142-3 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162: The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 was effective November 15, 2008 and the adoption of this Statement did not have any effect on the Company’s consolidated financial statements.

In November 2008, the EITF reached consensus on EITF Issue No. 08-6: Equity Method Investment Accounting Considerations.  Its objective is to clarify the accounting for certain transactions and impairment considerations involving equity method investments.  EITF Issue No. 08-6 does not change the guidance in APB No. 18: The Equity Method of Accounting for Investments in Common Stock regarding the determination of the cost basis of an equity method investment.  Transaction costs are included, but contingent consideration is generally excluded from determining the cost basis.  In addition, EITF Issue No. 08-6 proscribes that if an investee issues additional shares that reduce the investor’s ownership percentage, then the investor should treat that event as a sale of its proportionate ownership interest with any gain or loss reflected in earnings.  Also, when evaluating for impairment, the entire equity method investment should be subject to the other-than-temporary impairment model described in Opinion No. 18.  EITF Issue No. 08-6 is to be applied prospectively and is effective in fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years.  The adoption of EITF Issue No. 08-6 is not expected to have a material impact on the Company’s consolidated financial statements.

(3)  Discontinued Operations and Assets Held for Sale

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

On January 15, 2009, the Company closed on the sale of an approximately 172,000 square foot multi-tenant lifestyle center located in Larkspur, California, with a sales price of $65,000, which resulted in net sales proceeds of $30,552 and a gain on sale of $12,223.  The sale resulted in the repayment of $33,692 of debt and accrued interest.  This property qualified for held for sale accounting treatment during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified on the consolidated balance sheets as of December 31, 2008 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive (loss) income.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations.  Income from discontinued operations had an impact on net (loss) income per common share (basic and diluted) of none, $0.08 and none for the years ended December 31, 2008, 2007 and 2006, respectively, in the consolidated statements of operations.

Results of operations for the investment properties sold or held for sale, during the years ended December 31, 2008, 2007 and 2006 are presented in the table below:

The following assets and liabilities relate to an investment property held for sale as of December 31, 2008, and are presented in the table below:

(4)  Transactions with Related Parties

On November 15, 2007, the Company acquired its business manager/advisor and property managers in exchange for 37,500 newly issued shares of its stock.  The business manager/advisor and property managers became subsidiaries of the Company.  Prior to the merger, the Company paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to its former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  The Company’s business manager/advisor was entitled to maximum fees of $68,083 and $74,895 for the years ended December 31, 2007 and 2006, respectively.  The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result the Company only incurred fees to its business manager/advisor totaling $23,750 and $39,500 for the years ended December 31, 2007 and 2006, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, however, the property management fees are eliminated in consolidation and replaced by the actual operating expenses of the property managers.  The Company incurred property management fees of $30,036 and $29,800 for the years ended December 31, 2007 and 2006, respectively.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the years ended December 31, 2007 and 2006, the Company incurred $6,296 and $6,311 of these reimbursements, respectively.  None and $404 of these reimbursements remained unpaid at December 31, 2008 and 2007, respectively.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account, subject to investment guidelines the Company provides to them.  The Inland affiliate has also been granted power to vote all investments held in the account.    The Company incurred fees totaling $1,390, $2,107 and $1,961 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, fees of $160 and $325, respectively, remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  In October 2008, the Company requested that the investment advisor waive its fees prospectively.  As a result, effective for the period from November 1, 2008 through April 30, 2009, the investment advisor has agreed to waive all fees due.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $405, $562 and $696 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred loan fees totaling none, $873 and $1,051, respectively, to this Inland affiliate.  As of December 31, 2008 and 2007, none of these fees remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred $19, $134 and $363, of such costs for the years ended December 31, 2008, 2007 and 2006, respectively.  None of these costs remained unpaid as of December 31, 2008 and $27 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

client fees and reimbursement of project expenses.  $10, $257 and $137 of such costs have been incurred by the Company during the years ended December 31, 2008, 2007 and 2006, respectively.  No costs remained unpaid as of December 31, 2008 and 2007, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred $500, $897 and $705, respectively, of these costs.  $189 and $141, respectively, of these costs remained unpaid as of December 31, 2008 and 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company is obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2008, 2007 and 2006.

The Company has service agreements with certain Inland affiliates, including its office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that the Company obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2008, 2007 and 2006, the Company incurred $2,814, $3,141 and $1,334, respectively, of these reimbursements.  Of these costs, $209 and $900 remained unpaid as of December 31, 2008 and 2007, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012 with one option to extend for an additional five years.  None of these costs remained unpaid as of December 31, 2008 and $55 remained unpaid as of December 31, 2007.

(5)  Marketable Securities

Investment in marketable securities of $118,421 and $240,493 (original cost basis of $296,457 and $308,122, respectively) as of December 31, 2008 and 2007, respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive loss until realized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized (losses) gains were equal to $(115,716), $(68,964) and $2,969 for the years ended December 31, 2008, 2007 and 2006, respectively.  During the years ended December 31, 2008, 2007 and 2006, the Company recognized losses of $160,327, $20,021 and none, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the years ended December 31, 2008, 2007 and 2006, the Company recognized net (losses) gains of $(561), $54 and $416, respectively, on sales of securities.

During the years ended December 31, 2008, 2007 and 2006, dividend income of $24,010, $23,729 and $37,501, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  For the years ended December 31, 2008 and 2007, $2,062 and $2,856, respectively, of dividend income remained unpaid, respectively, and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of December 31, 2008, the Company had gross unrealized gains of $343 and gross unrealized losses of $2,777 recorded in accumulated other comprehensive loss.  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of December 31, 2008.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, additional other-than-temporary impairment losses may occur in future periods.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized at that time.  The Company’s investments in marketable securities continued to experience market declines during January and February 2009.  As a result, net unrealized losses totaled $25,024 as of February 28, 2009.  The Company has made no determination as to whether the additional declines in the fair value of the marketable securities experienced subsequent to December 31, 2008, are other-than-temporary at this time.

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008 were as follows:

This table includes 19 security positions which were at an unrealized loss position at December 31, 2008.

The Company purchases a portion of its securities through a margin account.  As of December 31, 2008 and 2007, the Company had recorded a payable of $56,340 and $108,040, respectively, for securities purchased on margin which is included in “Mortgages and notes payable” in the accompanying consolidated balance sheets.  This debt bears variable interest rates ranging from the London InterBank Offered Rate (LIBOR) plus 25 basis points and LIBOR plus 35 basis points.  At December 31, 2008, these rates were equal to a range between 0.70% and 0.80%.  Interest expense on this debt in the amount of $3,443, $3,481 and $6,078, was recognized within “Interest expense” on the accompanying consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006, respectively.  This debt is due on demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the first quarter of 2009, the Company funded margin calls totaling $3,422.  If the value of the Company’s marketable securities continues to decline in 2009 and beyond due to market conditions, the Company will become subject to further margin calls.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

Under the Company’s Plan, prior to January 1, 2008, each non-employee director was entitled to be granted an option to acquire three thousand shares as of the date they became a director and an option to acquire an additional five hundred shares on the date of each annual shareholders’ meeting, commencing with the annual meeting in 2004, so long as the director remained a member of the board of directors on such date.  Options granted during the Company’s initial offering period are all currently exercisable at $8.95 per share.  Subsequent to the Company’s initial offering period, options granted as of each annual shareholders’ meeting become fully exercisable on the second anniversary of the date of grant at the fair value of a share on the last business day preceding the date of each annual meeting.

Beginning January 1, 2008, each non-employee director was entitled to be granted an option under the Company’s Plan to acquire five thousand shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Richard P. Imperiale and Kenneth E. Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director was entitled to be granted an option to acquire an additional five thousand shares on the date of each annual shareholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the board of directors on such date.  All such options will be granted at the fair value of a share on the last business day preceding the date of each annual shareholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of December 31, 2008 and 2007, there had been a total of 70 and 25 options granted, respectively, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $8, $2 and $2 related to these stock options was recorded during the years ended December 31, 2008, 2007 and 2006, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $25,346, $22,279 and $17,488, as of December 31, 2008, 2007 and 2006, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $2,199, $2,820 and $2,661, for the years ended December 31, 2008, 2007 and 2006, respectively.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

The remaining lease terms range from one year to seventy-three years.

A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the years ended December 31, 2008, 2007 and 2006, ground lease rent expense was $10,814, $9,445 and $9,085, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  In addition, the Company leases office space for certain management offices from third parties.  The Company subleases its corporate office space from an Inland affiliate.  For the years ended December 31, 2008, 2007 and 2006, office rent expense was $774, $134 and none, respectively and is included in “Property operating expenses” in the accompanying consolidated statements of operations.  Minimum future rental payments to be paid under the ground leases and office leases are as follows:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.

The following table summarizes the Company’s notes receivable at December 31, 2008 and 2007:

(9)

Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at December 31, 2008 and 2007.

Mortgages Payable

Mortgage loans outstanding, excluding liabilities associated with assets held for sale, as of December 31, 2008 were $4,295,834 and had a weighted average interest rate of 4.88%.  Of this amount, $4,060,067 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $235,767 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.81%.  Properties with a net carrying value of $6,158,082 at December 31, 2008 and related tenant leases are pledged as collateral.  As of December 31, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Mortgage loans outstanding as of December 31, 2007 were $4,112,645 and had a weighted average interest rate of 4.97%.  Of this amount, $3,933,559 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.91%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $179,086 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 6.29%.  Properties with a net carrying value of $6,133,653 at December 31, 2007 and related tenant leases are pledged as collateral.  As of December 31, 2007, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on five of its consolidated development joint ventures.  These guarantees earn a fee of approximately 1% of the loan amount and are released upon certain pre-leasing requirements.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Notes Payable

Notes payable outstanding as of December 31, 2008 and 2007, were $50,428 and $50,475, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture. The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement. The Company has the right to prepay the note without penalty. The remaining $428 and $475, respectively, is a ten year $600 note with a third party that bears interest at a rate of 2%.

Derivative Instruments

All derivatives are recognized in the consolidated balance sheets at their fair value. On the date that the Company enters into a derivative, it designates the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transactions. Any hedge ineffectiveness is reported as “Interest expense” in the consolidated statements of operations.

In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing.  The swap was deemed highly effective at December 31, 2008 and converts one-month LIBOR into a fixed rate of approximately 3.81% for $8,250 of term loan debt.  As of December 31, 2008, the fair value of the Company’s $8,250 interest rate swap was a liability of $646 which is included in “Other liabilities” in the consolidated balance sheets.  No ineffectiveness was recorded for the year ended December 31, 2008 in relation to this swap.

In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing.  The swap was deemed highly effective at December 31, 2008 and converts one-month LIBOR into a fixed rate of approximately 4.06% for $75,000 of term loan debt.  As of December 31, 2008, the fair value of the Company’s $75,000 interest rate swap was a liability of $4,870 which is included in “Other liabilities” in the consolidated balance sheets.  No ineffectiveness was recorded for the year ended December 31, 2008 in relation to this swap.

As of December 31, 2008, there have been no termination events or events of default related to these interest rate swaps. In addition, the Company has concluded that it is probable that the counterparty to these interest rate swaps will not default and that it is probable that the forecasted transactions will occur.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of December 31, 2008 and 2007, the Company had recorded a payable of $56,340 and $108,040, respectively, for securities purchased on margin.  This debt bears variable interest rates ranging between LIBOR plus 25 basis points and LIBOR plus 35 basis points.  At December 31, 2008, these rates were equal to a range between 0.70% and 0.80%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the first quarter of 2009, the Company funded margin calls totaling $3,422.   If the value of the Company’s marketable securities continues to decline in 2009 and beyond due to market conditions, the Company will become subject to further margin calls.

Debt Maturity

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

The maturity table excludes other financing obligations as described in Note 1.

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured credit agreement with a syndicate of financial institutions for up to $225,000, expandable to $300,000.  The agreement has an initial term of three years with a one-year extension option.  The credit agreement required interest-only payments monthly at a rate equal to LIBOR plus 80 to 125 basis points, depending on the ratio of the Company’s net worth to total recourse indebtedness.  The Company was also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.2%, depending on the undrawn amount, on the average daily undrawn funds under this agreement.  The outstanding balance on the line of credit was $225,000 as of December 31, 2008, with an effective interest rate of 2.60% per annum.  As of December 31, 2008, there was no capacity left on the Company’s line and the likelihood of expansion to $300,000 was minimal at this time.  The credit agreement requires compliance with certain covenants, such as debt service ratios, minimum net worth requirements, distribution limitations and investment restrictions.  As of December 31, 2008, the Company was in compliance with all of the financial covenants.  However, due to the economic environment, the Company has less financial flexibility than desired given the current market dislocation and has projected likely covenant default on certain of the covenants in 2009.  As such, on March 30, 2009, the Company received the necessary approvals to amend its credit agreement subject to documentation.  The Company believes that the amendment will take effect in early April and modify certain of the financial covenants on a retrospective basis as of January 1, 2009.  Based on the Company’s current business plans the Company believes it will be able to operate in compliance with these covenants, as modified, in 2009 and beyond.  If such amendment does not take effect by early April, the Company may not be in compliance with its existing financial covenants as of March 31, 2009.  The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of the Company’s common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

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

On September 2, 2008, the Company purchased the remaining interest in Preston Trail Village for a total of $21,455, which included the payoff of a construction loan of $19,494.  As of December 31, 2008, the Company had a 100% ownership interest in Preston Trail Village and accordingly consolidated the investment property.

The ownership percentage associated with San Gorgonio Village at December 31, 2007, was based upon the estimated projected cost to complete the development project at the time and was subject to change based upon actual completion costs.  The construction loan associated with the project was guaranteed by the Company’s joint venture partner and therefore, the joint venture partner bore the greatest risk of loss related to the venture.  During the year ended December 31, 2008, the Company determined that its investment in San Gorgonio Village was not recoverable as a result of construction cost overruns, the rapid decline of market leasing rates and dramatically reduced tenant demand for the project space.  On December 29, 2008, the Company withdrew from the joint venture and was released of any future liability resulting in a $5,524 total loss of the Company’s investment in this unconsolidated joint venture.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  The purpose of MS Inland is to acquire and manage targeted retail properties in major metropolitan areas of the United States.  Upon formation, MS Inland initially acquired seven neighborhood retail and community centers, which were contributed to MS Inland by the Company, with an estimated fair value of approximately $336,000 and net equity value after debt assumption of approximately $147,000.  Under the terms of the MS Inland operating agreement, the institutional investor contributed 80%, or approximately $117,800 of the equity necessary to purchase the properties.  Accordingly, under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits of MS Inland were $1,581 and $2,229 for the years ended December 31, 2008 and 2007, respectively.  The Company received net operating cash distributions from MS Inland totaling $4,910 and $2,719 for the years ended December 31, 2008 and 2007, respectively.  During the second quarter of 2007, the Company borrowed $50,000 from MS Inland at an annual interest rate of 4.80% which is reflected in “Mortgages and notes payable” on the consolidated balance sheets.

The operations of the seven contributed properties are not recorded as discontinued operations because of the Company’s continuing involvement with these shopping centers.  The Company determined that the joint venture is not a variable interest entity and accounts for its interest in the joint venture using the equity method of accounting as it has significant influence over, but not control of, the major operating and financial policies of MS Inland.  The Company recognized a gain of $11,749 on the contribution of the seven investment properties to MS Inland during the year ended December 31, 2007.  The gain resulted from a difference between the fair value and the Company’s carrying value of the contributed assets and was recognized to the extent of the outside interest in MS Inland, net of the Company’s commitment to fund additional capital contributions.  The amount of proceeds not recognized in the computation of the gain was based on the Company’s continuing involvement in the contributed property.  In addition, the Company recognized a gain of $2,486 related to the extinguishment of mortgage debt on the seven investment properties contributed to MS Inland during the year ended December 31, 2007.  The gain resulted from the difference between the fair value and the Company’s carrying value of the debt assumed by MS Inland and was calculated net of the write-off of deferred financing costs.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $320 and $214 of amortization related to this difference for the years ended December 31, 2008 and 2007, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $1,209 and $786 during the years ended December 31, 2008 and 2007, respectively.

The ownership percentages associated with Hampton Retail Colorado, at December 31, 2008 and 2007, are based upon the maximum capital contribution obligations under the terms of the partnership.  During the year ended December 31, 2008, the partnership determined that the carrying values of certain of its assets were not recoverable.  As such, the Company recorded its portion of an impairment loss in the amount of $3,504 which is included in “Equity in (loss) income of unconsolidated joint ventures” in the consolidated statements of operations for the year ended December 31, 2008.

The Company reviewed the carrying value of its investment in unconsolidated joint ventures and determined that no impairment indicators exist as of December 31, 2008 and 2007.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(12)  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

As discussed in Note 1, Organization and Basis for Presentation, the Company performs its goodwill impairment analysis using the two step method on an annual basis and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The recoverability of goodwill is measured at the reporting unit level, which the Company determined to be the enterprise-level, by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit.  The Company determines fair value using a weighting of both a variation of the market approach (comparable market multiples) and income approach (discounted cash flows).  The use of the comparable market multiples compares the Company to other comparable companies based on valuation multiples to arrive at fair value.  The Company regularly compares itself to its peer group and accordingly believes the judgments used to arrive at these comparable companies are reasonable.  The use of projected discounted future cash flows is based on assumptions that are consistent with the Company’s base line forecast.

The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying value exceeded its fair value, indicating potential goodwill impairment existed.  Certain unanticipated events occurring primarily in the fourth quarter of 2008 caused the carrying value of goodwill to exceed its fair value.  The primary events were the severe dislocations and liquidity disruptions in the credit and equity markets that took place late in 2008 and three significant tenants who declared bankruptcy liquidations during the fourth quarter of 2008 and early in 2009.  As a result, the Company’s forecast information used in the income approach reflected the impact of these bankruptcies.   Similarly, 2008 and 2009 information used in the market approach was negatively impacted.  Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis, which involves calculating the implied fair value of its goodwill by allocating the fair value of its reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill.  The Company determined that goodwill was impaired and accordingly recorded a non-cash goodwill impairment charge of $377,916.  After recognition of the goodwill impairment charge, no goodwill remained at December 31, 2008.

(13)  Segment Reporting

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Net property operations are summarized in the following table for the years ended December 31, 2008, 2007 and 2006.

2008		2007		2006
Rental income	$	575,423	$	555,179	$	530,566
Tenant recovery income		136,153		147,460		123,924
Other property income		19,764		14,536		10,759
Property operating expenses		(130,878)		(131,646)		(112,678)
Real estate taxes		(89,796)		(87,147)		(79,177)
Property net operating income		510,666		498,382		473,394
Other income:						
Straight-line rental income		12,851		15,882		17,658
Insurance captive income		1,938		1,890		177
Amortization of above and below market lease intangibles		2,504		3,200		3,167
Dividend income		24,010		23,729		37,501
Interest income		4,329		13,671		23,127
Gain on contribution of investment properties		-		11,749		-
Gain on extinguishment of debt		-		2,486		-
Equity in income of unconsolidated joint ventures		-		96		-
Minority interests		-		-		1,975
Recognized gain on marketable securities, net		-		-		416
Other income		-		237		-
Other expenses:						
Straight-line ground rent expense		(5,186)		(3,806)		(3,923)
Straight-line bad debt expense		(8,749)		(1,877)		(262)
Insurance captive expense		(2,874)		(1,598)		(344)
Depreciation and amortization		(265,587)		(257,132)		(244,640)
Provision for asset impairment		(80,000)		(13,560)		-
Loss on lease terminations		(67,092)		(11,788)		(4,570)
General and administrative expenses		(19,997)		(16,535)		(14,867)
Advisor asset management fee		-		(23,750)		(39,500)
Equity in loss of unconsolidated joint ventures		(4,939)		-		(3,727)
Minority interests		(514)		(1,365)		-
Interest expense		(224,015)		(217,771)		(215,065)
Recognized loss on marketable securities, net		(160,888)		(19,967)		-
Impairment of goodwill		(377,916)		-		-
Loss on investment in unconsolidated joint venture		(5,524)		-		-
Loss on interest rate locks		(16,778)		-		-
Other expense		(1,062)		-		(165)
(Loss) income from continuing operations		(684,823)		2,173		30,352
Discontinued operations:						
Operating income		1,096		2,200		1,591
Gain on extinguishment of debt		-		17,732		-
Gain on sale of operating properties		-		19,564		-
Net (loss) income	$	(683,727)	$	41,669	$	31,943

		2008		2007
Rental real estate assets	$	7,217,397	$	7,408,352
Non-segment assets		389,267		897,479
Total assets	$	7,606,664	$	8,305,831

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(14)  Earnings per Share

Basic net (loss) income per share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net (loss) income by the common shares plus shares issuable upon exercising options.  As of December 31, 2008 and 2007, options to purchase 70 and 25 shares, respectively, of common stock at the weighted average exercise price of $9.70 and $9.16 per share, respectively, were outstanding.  These options to purchase shares had an immaterial effect on diluted EPS.

The basic and diluted weighted average number of common shares outstanding was 481,442, 454,287 and 441,816 for the years ended December 31, 2008, 2007 and 2006, respectively.

(15)  Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted taxable income to the Company’s shareholders.  The Company intends to continue to adhere to these requirements and to maintain its REIT status.  As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders.  Accordingly, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of 90% of its taxable income currently to shareholders.  The Company is also generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders.  If the Company fails to qualify as a REIT in any table year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  Approximate income tax expense incurred as a result of the TRS was none, none and $113 for the years ended December 31, 2008, 2007 and 2006, respectively.

As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.  Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company believes any deferred tax asset will not be realized in future periods and therefore, has recorded a valuation allowance for the entire balance, resulting in no effect on the consolidated financial statements.

Differences between net (loss) income per the consolidated statements of operations and the Company’s taxable income primarily relate to impairment charges recorded on investment properties and goodwill, other-than-temporary impairment on the investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table reconciles the Company’s net (loss) income to taxable income before the dividends paid deduction for the years ended December 31, 2008, 2007 and 2006:

The Company’s dividends paid deduction is summarized below:

A summary of the tax characterization of the dividends paid for the years ended December 31, 2008, 2007 and 2006 follows:

The Company adopted the provisions of FIN No. 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN No. 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision, liabilities of $130 and $412 are recorded as December 31, 2008 and 2007, respectively.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2008.  Returns for the calendar years 2003 through 2007 remain subject to examination by federal and various state tax jurisdictions.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(16)  Provision for Asset Impairment

During the year ended December 31, 2008, the Company recorded asset impairment charges for six single-user retail properties, three multi-tenant retail properties, one single-user office property and one consolidated joint venture operating property as summarized below:

During the year ended December 31 2007, the Company recorded an asset impairment of $13,560 related to the multi-tenant retail property located in University Heights, Ohio.  No impairment charges were recorded for the year ended December 31, 2006.

The Company identified certain indicators of impairment for each of these properties, such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations.

(17)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying amounts and estimated fair value of the Company’s financial instruments at December 31, 2008 and 2007. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions except for derivative liability, which is included in other liabilities.

The fair value of the financial instruments shown in the above table as of December 31, 2008 and 2007 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in those circumstances.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Investment in marketable securities: Marketable securities classified as available for sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

•

Notes receivable: The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders.

•

Debt: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying amount of the Company's other financial instruments approximate fair value because of the relatively short maturity of these instruments.

•

Other financings: Other financings on the consolidated balance sheets represent the equity interest of the non-controlling member in certain consolidated entities where the LLC or LP agreement contains put/call arrangements which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest in future periods for fixed amounts.  The Company believes the fair value of other financings is that amount which is the fixed amount at which it would settle, which approximates its carrying value.

•

Derivative liability: The fair value of the derivative liability is determined using pricing models developed based on the LIBOR swap rate and other observable market data. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair market value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements.

Fair Value Hierarchy

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

SFAS No. 157 requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2008:

(18)  Recent Developments

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

On September 2, 2008, the Company purchased the remaining interest in Preston Trail Village, located in Dallas, Texas, for a total of $21,455, with 179,959 square feet, which included the payoff of a construction loan of $19,494.  As of September 30, 2008, the Company had a 100% ownership interest in Preston Trail Village and accordingly consolidated the investment property.

In October 2008, Linens ‘n Things announced its plans for a full liquidation.  In 2008, Linens ‘n Things represented $8,653 in base rent of the Company.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In October 2008, Mervyns announced its plans for a full liquidation.  In 2008, Mervyns represented $17,601 in base rent of the Company.

On October 3, 2008, the Company acquired another phase of the property known as Southlake Town Square, located in Southlake, Texas, for a purchase price of $6,000 with 23,389 square feet.

On October 8, 2008, the Company sold a vacant parcel of land adjacent to the development joint venture known as Wheatland Towne Crossing (Wheatland), located in Dallas, Texas, for a price of $1,307.  On October 10, 2008, the net proceeds from this sale were used to purchase a land parcel adjacent to Wheatland for a purchase price of $1,200.

On October 27, 2008, the Company exercised an option to purchase a parcel of vacant land adjacent to the development property known as Billings Town Center, located in Billings, Montana, for a price of $2,465 and subsequently sold the same parcel for a price of $2,958.

In November 2008, Circuit City announced its plans for reorganization under Chapter 11.  In 2008, Circuit City represented $11,175 in base rent of the Company.

In December 2008, the Company’s board of directors amended the shareholder distribution policy so that beginning in 2009 any distributions declared will occur quarterly as opposed to monthly.

On December 29, 2008, the Company sold a vacant land parcel adjacent to the development joint venture known as Lake Mead Crossing, located in Henderson, Nevada, for a price of $1,406.

During the year ended December 31, 2008, the Company funded earnouts totaling $79,213 to purchase an additional 320,035 square feet at 17 existing properties.

During the year ended December 31, 2008, the Company closed on three mortgages payable resulting in proceeds of $127,250. These mortgages payable have fixed or swapped to fixed interest rates ranging from 3.81% to 5.66%. The Company funded construction loans totaling $56,680 and refinanced two mortgages payable totaling $36,885 with new borrowed amounts totaling $38,885 with fixed interest rates of 5.28% and 5.71% and terms of four and eight years.  The Company repaid $19,577 of existing mortgage payable with fixed interest rates of 4.68% on two properties.

(19)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  Based on pro-forma leasing rates, the Company may pay as much as $30,150 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one construction loan agreement and three other installment note agreements in which the Company has committed to fund up to a total of $29,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2008 and 2007 was $25,715 and $33,801, net of allowances of $300 and none, respectively.  The Company may be required to fund up to an additional $1,214 on these loans as all four of the agreements are non-revolving and some principal payments have already been received.

The Company guarantees a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2008, the amount guaranteed by the Company was $20,717, however, as these guarantees are with consolidated entities the potential full liability associated with these guarantees has not been recorded.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt, which as of December 31, 2008, had an outstanding balance of $27,160, of which the Company guaranteed 15%, or $4,074.  On January 9, 2009, the joint venture paid off the entire outstanding balance of $27,160, releasing the guarantee.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of December 31, 2008, had an outstanding balance of $18,585, of which the Company has guaranteed 25%, or $4,646. Upon achieving a debt service coverage ratio of 1.25, the guaranteed amount is reduced to 15% of the outstanding loan balance.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of December 31, 2008, had an outstanding balance of $4,590, of which the Company has guaranteed 15%, or $688.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of December 31, 2008, had an outstanding balance of $51,135, of which the Company has guaranteed 15%, or $7,670.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (Target).  Under the terms of the agreement, Target has the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, are not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company has guaranteed the put option with Green Valley.  On December 1, 2008, the put agreement was released.  In addition, as part of the project, the joint venture obtained construction debt which as of December 31, 2008, had an outstanding balance of $9,099, of which the Company has guaranteed 40%, or $3,639.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of December 31, 2008, the Company had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also five letters of credit relating to four construction projects as security for utilities and completion.  The balance of outstanding letters of credit at December 31, 2008 was $29,539 and none have been drawn upon.

The Company has entered into interest rate lock agreements with various lenders to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  On April 18, 2008, a Treasury rate lock agreement was terminated for a cost of $4,398. The Company had outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to March 31, 2009. This Treasury rate lock agreement locks the Treasury portion at a rate of 4.63% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties. The balance of the rate lock deposits as of December 31, 2007 was $5,950. During 2008, the Company was required to make additional rate lock deposits of $10,200 and the lender returned to the Company rate lock deposits of $2,550. Based upon the Company’s uncertainty related to its intention to borrow mortgage debt associated with this Treasury rate lock agreement, the Company determined that the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

rate lock deposits were not fully recoverable as of December 31, 2008. As a result, the Company wrote off $12,380 of the rate lock deposits to the estimated net realizable value of $1,220 as of December 31, 2008.

The Company’s credit agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on the Company’s ability to incur secured indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder, the failure to comply with its financial and operating covenants, and the failure to pay when due any other Company consolidated indebtedness.  These covenants could limit the Company’s ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to its shareholders. In addition, a breach of these covenants could cause a default or accelerate payment of advances under the credit agreement, which could have a material adverse effect on its financial condition.  See Note 10 for additional information on the amended credit agreement.

(20)  Litigation

On November 1, 2007, City of St. Clair Shores General Employees Retirement System filed a class action complaint in the United States District Court for the Northern District of Illinois alleging violations of the federal securities laws and common law causes of action in connection with the Company’s merger with the Company’s business manager/advisor and property managers as reflected in the Company’s Proxy Statement dated September 10, 2007 (the “Proxy Statement”). On June 12, 2008, City of St. Clair Shores General Employees Retirement System filed an amended complaint that named Madison Investment Trust as an additional plaintiff and KPMG LLP, the Company’s Independent Registered Public Accounting Firm, as an additional defendant. The amended complaint alleges, among other things, that: (i) the consideration paid as part of the merger was excessive; (ii) the Proxy Statement violated Section 14(a), including Rule 14a-9 thereunder, and Section 20(a) of the Securities Exchange Act of 1934, based upon allegations that the Proxy Statement contained false and misleading statements or omitted to state material facts; (iii) the business manager/advisor, property managers, certain directors, and other defendants breached their fiduciary duties to the class, and (iv) the merger unjustly enriched the business manager/advisor, property managers, and other defendants.  The amended complaint seeks, among other things, (i) certification of the class action; (ii) a judgment declaring the Proxy Statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of the shareholder approvals obtained during the proxy process; (v) nullification of the merger and the related merger agreements with the business manager/advisor and the property managers, and (vi) the payment of reasonable attorneys’ fees and experts’ fees.  The Company believes that the allegations in the amended complaint are without merit and intends to vigorously defend the lawsuit.  In connection with this litigation, the Company is currently advancing legal fees for certain directors and a third party advisor as part of the Company’s obligations pursuant to existing indemnity provisions.

(21)  Subsequent Events

During the period from January 1, 2009 through March 31, 2009, the Company:

•

issued 1,199 shares of common stock through the DRP and repurchased no shares of common stock through the SRP, which was suspended on October 22, 2008, resulting in a total of 478,765 shares of common stock outstanding at March 31, 2009;

•

paid distributions of $25,570 to shareholders in January 2009 for December 2008.  The distribution represented an annualized distribution rate of $0.64 per share;

•

repaid $27,233 of existing construction loan debt and accrued interest with a variable interest rate of 1.97% as of December 31, 2008, on one property;

•

refinanced a mortgage payable of $27,610 with a fixed interest rate of 4.18% with a new borrowed amount of $21,900 with a fixed interest rate of 7.70% and a term of ten years;

•

refinanced a mortgage payable of $18,150 with a fixed interest rate of 4.56% with a new borrowed amount of $15,500 with a fixed interest rate of 7.25% and a term of ten years;

•

closed on one mortgage payable with a  fixed rate of 7.00% and a term of three years on an existing property resulting in proceeds of $13,298;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

paid $3,410 to the Company’s partner in a consolidated joint venture to fulfill their redemption request;

•

closed on the sale of one multi-tenant lifestyle center with a sales price of $65,000, which resulted in net sales proceeds of $30,552 and a gain on sale of $12,223 on January 15, 2009.  The property is located in Larkspur, California with approximately 172,400 square feet and was classified as held for sale as of December 31, 2008.  The sale resulted in the repayment of $33,692 of debt and accrued interest;

•

funded an earnout totaling $849 to purchase an additional 2,000 square feet at one existing property;

•

acquired another phase of an existing property for a purchase price of $16,000 with 35,400 square feet secured by a mortgage payable of $9,200 with a fixed interest rate of 6.75% and a term of two years;

•

funded additional capital of $972 on two existing development joint ventures;

•

funded additional capital of $25 on one existing consolidated joint venture;

•

funded additional capital of $1,166 on one existing unconsolidated development joint venture;

•

paid extension fees of $118 to extend the maturity date of one mortgage payable with a principal balance of $23,650 and a fixed interest rate of 4.53% from February 1, 2009 to May 1, 2009;

•

paid an extension fee of $20 to extend the maturity date of one mortgage payable with a principal balance of $23,766 and a fixed interest rate of 4.38% from March 1, 2009 to May 1, 2009;

•

paid an extension fee of $66 to extend the maturity date of one mortgage payable with a principal balance of $6,067 and a fixed interest rate of 4.28% from April 1, 2009 to July 1, 2009, and

•

paid $3,422 to fund margin calls related to the Company's investment in marketable securities.

In January 2009, the Company’s board of directors amended the DRP effective March 1, 2009, solely to modify the purchase price to $8.50 per share.

On February 10, 2009, the Company received notice that the borrower on one outstanding construction note receivable was in default for non-payment.  The note matured on February 9, 2009.  As of the date of this Form 10-K filing, the Company was in negotiations with the borrower to revise and extend the loan agreement.  As of December 31, 2008, the note was determined to not be impaired and, accordingly, no reserve was established.

On March 19, 2009, the Company’s board of directors declared the first quarter 2009 distribution to be $0.048783 per share, payable to recordholders as of that date.

On March 30, 2009, the Company received the necessary approvals to amend its credit agreement subject to documentation.  The terms of the amended credit agreement call for:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing;

•

an initial collateral pool secured by first priority liens (assignment of partnership interests to be converted to mortgage liens within 90 days of closing) in eight retail assets valued at approximately $200,000;

•

the requirement that the maximum advance rate on the appraised value of the initial collateral pool be 80% beginning September 30, 2009;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

an increase in debt service to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

an agreement to prohibit redemptions of the Company’s common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010, and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage, consolidated minimum net worth and fixed charge coverage covenants.

(22)

Quarterly Financial Information (unaudited)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2008, 2007 and 2006

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2008

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2008 for Federal income tax purposes was approximately $7,753,947 (unaudited).

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

DRAFT   iwest 10-k 12.31.08.doc

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

Based on management’s evaluation as of December 31, 2008, our chief executive officer, chief operating officer and chief financial officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an Independent Registered Public Accounting firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

Executive Officers and Directors

Our current directors and executive officers and their positions are as follows:

Name	Age*	Position and office with us

Robert D. Parks	64	Chairman of the Board and Director
Brenda G. Gujral	66	Director
Kenneth H. Beard	68	Director
Frank A. Catalano, Jr.	48	Director
Paul R. Gauvreau	69	Director
Gerald M. Gorski	65	Director
Richard P. Imperiale	49	Director
Kenneth E. Masick	63	Director
Barbara A. Murphy	71	Director
Michael J. O’Hanlon	57	Chief Executive Officer and President
Steven P. Grimes	42	Chief Operating Officer and Chief Financial Officer
Dennis K. Holland	56	General Counsel and Secretary
Shane C. Garrison	39	Chief Investment Officer
Niall J. Byrne	52	Vice President and President of Property Management
James W. Kleifges	58	Chief Accounting Officer

*As of January 1, 2009

Robert D. Parks has been our Chairman of the Board and a director since our inception on March 5, 2003.  He is a director of The Inland Real Estate Group of Companies, Inc. and one of its four original principals; Chairman of the Board of Inland Real Estate Investment Corporation (IREIC); a director of Inland Securities Corporation; and a director of Inland Investment Advisors, Inc.  Mr. Parks is Chairman of the Board and a director of Inland American Real Estate Trust, Inc. and formerly President, Chief Executive Officer and a director of Inland Real Estate Corporation.  He is also a director of Inland Real Estate Exchange Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC.  He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining the Inland organization, Mr. Parks taught in Chicago’s public schools.  He received his B.A. from Northeastern Illinois University and his M.A. from the University of Chicago.  He is a registered Direct Participation Program Limited Principal with the National Association of Securities Dealers.  He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts.

Brenda G. Gujral has been one of our directors since our inception and previously served as our President and Chief Executive Officer until November 15, 2007.  She is also President, Chief Executive Officer and a director of IREIC. She is President, Chief Operating Officer and a director of Inland Securities Corporation - a member firm of the Financial Industry Regulatory Association (FINRA).  Mrs. Gujral is a director of Inland Investment Advisors, Inc.; Chairman of the Board of Inland Real Estate Exchange Corporation; and President and a director of Inland American Real Estate Trust, Inc.

Mrs. Gujral has been with the Inland organization for twenty-six years, becoming an officer in 1982.  Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.  She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 licenses from FINRA and she is a licensed real estate salesperson.  Mrs. Gujral is a member of the National Association of Real

Estate Investment Trust, the Financial Planning Association, the Foundation for Financial Planning and the National Association for Female Executives.

Kenneth H. Beard has been one of our independent directors since our inception on March 5, 2003.  He is President and Chief Executive Officer of KHB Group, Inc and Midwest Mechanical Construction, mechanical engineering and construction service companies.  From 1999 to 2002 he was President and Chief Executive Officer of Exelon Services, a subsidiary of Exelon Corporation, where he had responsibility for financial performance including being accountable for creating business strategy, growing the business through acquisition, integrating acquired companies and developing infrastructure for the combined acquired businesses.  Prior to that position, from 1974 to 1999, Mr. Beard was the founder, President and Chief Executive Officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning company providing innovative and cost effective construction services and solutions for commercial, industrial, and institutional facilities.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment having positions in sales, sales management and general management.

Mr. Beard holds a MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer.  He is past chairman of the foundation board of the Wellness House in Hinsdale, Illinois, a cancer support organization and serves on the Dean’s Advisory Council of the University of Kentucky, School of Engineering.  Mr. Beard is a past member of the Oak Brook, Illinois, Plan Commission (1981 to 1991) and a past board member of Harris Bank, Hinsdale, Illinois (1985-2004).

Frank A. Catalano, Jr. has been one of our directors since our inception on March 5, 2003.  He has served as President of Catalano & Associates since 1999.  Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking.  Since February 1, 2008, he has been with Integrus Lending Partners as their managing partner.  From 2002 until August 2007, he was a Vice President of American Home Mortgage Company.  He also was President and Chief Executive Officer of CCS Mortgage, Inc. from 1995 through 2000.

Mr. Catalano is a member of the Elmhurst Chamber of Commerce and its past chairman of the board.  He is also a member of the Elmhurst Jaycees, Elmhurst Memorial Healthcare Board of Governors and Elmhurst Kiwanis.  Mr. Catalano holds a mortgage banker’s license.

Paul R. Gauvreau has been one of our directors since our inception on March 5, 2003.  He is the retired Chief Financial Officer, Financial Vice President and Treasurer of Pittway Corporation, a New York Stock exchange listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001.  He was President of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He was a financial consultant to Honeywell, Inc., Genesis Cable, L.L.C. and ADUSA, Inc.  He was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003.

Mr. Gauvreau holds a MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees and Chairman of the Finance Committee of Benedictine University, Lisle, Illinois and a member of the board of directors and Vice President of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Gerald M. Gorski has been one of our directors since July 1, 2003.  He has been a Partner in the law firm of Gorski & Good, Wheaton, Illinois since 1978.  Mr. Gorski’s practice is limited to governmental law.  His firm represents numerous units of local government in Illinois and Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois.  He received a B.A from North Central College with majors in Political Science and Economics and a J.D. from DePaul University Law School where he was placed on the Deans Honor List.  Mr. Gorski serves as the Vice Chairman of the Board of Commissioners for the DuPage Airport Authority.  Further, Mr. Gorski has also served as Chairman of the Board of Directors of the DuPage National Technology Park.  He has written numerous articles on various legal issues facing Illinois municipalities; has been a speaker at a number of municipal law conferences and is a member of the Illinois Bar Association, the Institute for Local Government Law and the International Municipal Lawyers Association.

Richard P. Imperiale has been a director since January 2008 and is President and founder of the Uniplan Companies, a Milwaukee, Wisconsin based investment advisory holding company.  Uniplan and its affiliates manage and advise over

$500 million in client accounts.  Uniplan specializes in providing clients with consistently superior risk-adjusted returns managing equity, REIT and specialty portfolios.  Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank).  In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. In 1984, Mr. Imperiale founded Uniplan, Inc., with the objective of managing investment portfolios to achieve the greatest long-term risk-adjusted return for conservative institutional clients. Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and is a regular guest on CNNfn's Power Lunch.  He has appeared on Bloomberg News, CNBC and is a frequent guest on the syndicated radio talk show, Money Sense.  He authored the book Real Estate Investment Trusts: New Strategies For Portfolio Management, published by John Wiley & Sons, 2002.

He attended Marquette University Business School where he received a B.S. in Finance.  In addition, Mr. Imperiale completed the postgraduate lecture series in corporate finance at the University of Chicago Graduate School of Business and received a certificate in legal research from Concordia University.

Kenneth E. Masick has been one of our directors since January 2008. He has been a Partner of Wolf & Company LLP, certified public accountants, since its formation in 1978.  That firm, one of the largest in the Chicago land area, specializes in audit, tax and consulting services to privately owned businesses.  Mr. Masick currently is Partner-in-Charge of the firm's audit and accounting department and is responsible for the firm's quality control.  His accounting experience also includes forecasts and projects, feasibility studies and due diligence activities on acquisitions.  Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967.  He is also licensed as a General Securities Representative.  Mr. Masick is a member of the American Institute of Certified Public Accounts and the Illinois CPA Society. He also serves as Treasurer and Director for Oak Brook Financial Group, LLC. and Wolf Capital LLC, both broker dealer firms.  All of the mentioned entities with which Mr. Masick is affiliated have their offices in Oak Brook, Illinois.

Barbara A. Murphy has been one of our directors since July 1, 2003.  She is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board.  Ms. Murphy is a former Milton Township Trustee and a committeewoman for Milton Township Republican Central Committee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As an active volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop.

Michael J. O’Hanlon became our Chief Executive Officer and President on November 15, 2007.  He joined Inland in 2005 as Senior Vice President, Director of Asset Management with IREIC, the sponsor of all Inland's REITs.  As Director of Asset Management he was responsible for coordinating the strategic direction and value enhancement of the combined portfolio of assets of Inland's unlisted REITs and partnerships.  As a member of IREIC’s senior advisory committee, he was instrumental in the creation and expansion of the REIT's institutional and development joint venture platforms, in addition to steering the focused asset management strategy of Inland Western's portfolio.

Mr. O'Hanlon has more than 30 years of real estate industry experience in areas such as asset and property management, capital markets, joint ventures, loan restructuring, and real estate development and real estate brokerage.

Prior to joining Inland, Mr. O'Hanlon was the Executive Vice President and Regional Managing Director at Grubb & Ellis in Chicago, where he supervised all lines of business in the Midwest region, including the operations of five company offices and fifteen affiliate offices.  He has also held senior positions with Cushman & Wakefield, Balcor, and was formerly a senior credit officer in the real estate corporate lending group at Citibank.  He earned a MBA in Finance from Columbia University and a B.S. in Accounting from Fordham University.  He is a member of the National Association of Real Estate Investment Trusts (NAREIT) and the International Council of Shopping Centers (ICSC), and was previously a member of the Urban Land Institute (ULI).

Steven P. Grimes became our Chief Operating Officer and Chief Financial Officer on November 15, 2007.  He joined Inland as Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor, in February 2004.  Since that time, Mr. Grimes has held the positions of our Principal Financial Officer and Treasurer.  During his time as Principal Financial Officer, Mr. Grimes oversaw the acquisition of over $8.3 billion in real estate assets and over $4.3 billion in financings and has led our SEC and Sarbanes Oxley compliance efforts.  Prior to joining the Inland organization, Mr. Grimes was a Director with Cohen Financial, a mortgage brokerage firm, and was a senior manager with Deloitte in their Chicago-based real estate practice.  Mr. Grimes received his B.S. in Accounting from Indiana University and is a Certified Public Accountant (CPA).  He is a member of the NAREIT and the ICSC.  Mr. Grimes is a member of the AICPA and the Illinois CPA Society. Previously Mr. Grimes has served on accounting subcommittees of National Council of Real Estate Investment Fiduciaries (NCREIF) and Pension Real Estate Association (PREA).

Dennis K. Holland joined us as General Counsel and Secretary on November 15, 2007.  Prior to that time he served as Associate Counsel in The Inland Real Estate Group, Inc. (TIREG) law department.  Mr. Holland joined TIREG in December 2003.  Mr. Holland is involved in all aspects of our business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters, litigation management and manages our law department.  He received his B.S. in Economics from Bradley University in 1974 and a J.D. from the John Marshall Law School in 1979.  Mr. Holland is licensed to practice law in Illinois.  Prior to joining TIREG, Mr. Holland served as Deputy General Counsel with Heller Financial, Inc. and in a business role with GE Capital following its acquisition of Heller Financial.

Shane C. Garrison joined Inland U.S. Management LLC, one of our property management companies, in 2004.  As Vice President of Asset Management and a member of IREIC's senior advisory committee, he spearheaded our development and joint venture initiatives.  On November 15, 2007, Mr. Garrison was appointed Chief Investment Officer.

Previously, Mr. Garrison was head of asset management for ECI Properties, responsible for its real estate portfolio, which included industrial and retail properties. Prior to ECI Properties, he was the general manager of the Midwest region for Circuit City.

He has an MBA in Real Estate Finance from DePaul University in Chicago and a B.S. in Business Administration from Illinois State University.  He is an active member of the Urban Land Institute (ULI), NAREIT and the ICSC.

Niall J. Byrne joined us as Vice President and President of Property Management on November 15, 2007.  Mr. Byrne is responsible for the oversight of all the property management functions for our portfolio of over 300 properties, which aggregate to approximately 46 million square feet.  In 2005, he joined Inland Holdco Management LLC as a Senior Vice President of the property mangers, providing management and leasing services to us.  As a member of IREIC’s senior advisory committee, he was involved in our development, acquisitions and joint venture initiatives.  On November 15, 2007, Mr. Byrne was appointed president of property management.

Previously, Mr. Byrne was Vice President of Asset Management of a large commercial and residential portfolio of properties at American Landmark Properties, Ltd.  Prior to joining American Landmark Properties, Ltd., Mr. Byrne was Senior Vice President/Director of Operations for Providence Management Company, LLC (PMC Chicago).  At PMC Chicago, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio.  He also has over fifteen years real estate experience with the Chicago-based Habitat Company and with American Express/Balcor.

Mr. Byrne received his B.S. in Accounting from DePaul University.  He holds an Illinois CPA Certificate and Illinois Real Estate sales license and has five years public accounting experience. He is a member of the NAREIT and the ICSC.

James W. Kleifges became our Chief Accounting Officer on November 15, 2007.  In March 2007, he joined IREIC as Chief Accounting Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor.  From January 2005 through February 2007, Mr. Kleifges was Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Inland Retail Real Estate Trust, Inc., an affiliate until its merger with a third party in February 2007, a transaction valued in excess of $6 billion.  From August 2004 through December 2004, Mr. Kleifges was the Vice President, Corporate Controller for Inland Retail Real Estate Advisory Services, Inc.  From April 1999 to January 2004, Mr. Kleifges was Vice President/Corporate Controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion.  Prior to Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado.  Mr. Kleifges also was a Senior Manager with KPMG in Chicago, Illinois completing a career in public accounting from June 1972 to December 1982.  Mr. Kleifges earned his B.A. in Accounting from St. Mary’s University in Winona, Minnesota and has been a Certified Public Accountant since 1974.  Mr. Kleifges is a member of the Illinois Society of Certified Public Accountants.

Board of Directors

Our current governing charter requires us to have at least three, but not more than 11, directors.  Our Board of Directors (Board) currently consists of nine individuals. Although we are not listed on the New York Stock Exchange, after an evaluation, we believe that all of the directors would satisfy the definition of "independent" under the New York Stock Exchange's listing standards, except for Robert D. Parks, Brenda G. Gujral and Kenneth E. Masick.

The election of members of the Board is conducted on an annual basis. Each individual elected to the Board serves a one-year term and until his or her successor is elected and qualifies. Accordingly, the term of office of each of our current directors will expire at the annual meeting of shareholders.  At that meeting each current director will be nominated to stand for reelection as a director to hold office until our annual meeting to be held in 2010 and until his/her successor is elected and qualifies.  We have no reason to believe that any of the nominees will be unable or unwilling to serve if elected. However, should any nominee be unable or unwilling to accept the office of director, and if the Board shall designate a substitute nominee, the persons named as proxies will vote for the election of the substitute nominee designated by the Board, and if none, for such other persons as they shall determine.  Seven of our current directors have been directors since 2003, and two of our current directors have been directors since January 1, 2008.  Information regarding the business experience of each nominee is provided above based upon information furnished to us by the individuals named.

Committees of the Board of Directors

Our bylaws provide that our Board may establish such committees as the Board believes appropriate.  The Board will appoint the members of the committee in the Board's discretion.  In addition to the three committees described below, our Board may establish such other committees as it deems necessary and appropriate.

Audit Committee.  Our board has established an Audit Committee comprised of Messrs. Beard, Masick and Gauvreau.  Mr. Gauvreau serves as the Chair of the Audit Committee and qualifies as our “financial expert” under the SEC rules.  Although we are not listed on the New York Stock Exchange, after an evaluation by the Audit Committee, we believe that each of the members of the Audit Committee, with the exception of Mr. Masick, would satisfy the definition of “independent” under the New York Stock Exchange’s listing standards.  Mr. Masick is an audit partner with Wolf and Co., the firm that audited the financial statements of the property management companies acquired by us in the internalization on November 15, 2007.  However, our Board believes that his experience is best suited to serve as a member of the Audit Committee.

The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by, and the independence of, our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls. The Audit Committee held five meetings during 2008.

Executive Compensation Committee of the Board of Directors.   Our Board has established an Executive Compensation Committee that is comprised of Ms. Gujral, Ms. Murphy and Messrs. Imperiale and Catalano.  Mr. Catalano serves as chair of the Executive Compensation Committee.  The Executive Compensation Committee is responsible for oversight of the compensation of our executive officers.  The Executive Compensation Committee held eleven meetings during 2008 ..  See “Compensation Discussion and Analysis.”

Nominating and Corporate Governance Committee ..   Our Board has established a Nominating and Corporate Governance Committee that is comprised of Messrs. Parks, Imperiale and Gorski.  Mr. Gorski serves as chair of the Committee.  The Nominating and Corporate Governance Committee is responsible for nominations of individuals to serve as directors as vacancies occur, review of board performance, establishing qualifications for serving as a board member and oversight of compliance with our Code of Business Conduct and Ethics.  The Nominating and Corporate Governance Committee held two meetings during 2008 ..

During 2008, the Committee prepared and adopted the Company’s Guidelines on Corporate Governance as well as a Board Member Job Description outlining the core competencies, responsibilities and expectations of and for Board Members.  Both documents were subsequently approved by the Board.

In preparation for our Annual Meeting in 2008, the Committee reviewed the candidacies of Board Members and nominated all then sitting Board Members for re-election.

Special Committee.  In November 2008, the Board established a Special Committee to review and evaluate potential sales of various properties to related entities.  Messrs. Imperiale and Catalano served as members of the Committee.  The Committee retained the law firm of Winston & Strawn to advise it as independent counsel.  The Committee held seven meetings in 2008 to review and evaluate potential related party sales, and in December 2008, recommended to the Board the approval of the sale of two properties.  The Board accepted that recommendation and approved the sales.

Corporate Governance Documents.  On October 12, 2004, our Board of Directors unanimously adopted the following corporate governance documents:

•

Code of Business Conduct and Ethics,

•

Nonretaliation Policy, and

•

Complaint Procedures for Accounting and Auditing Matters.

Subsequently, on May 13, 2008, our Board of Directors unanimously adopted the following:

•

Guidelines on Corporate Governance

•

Board of Directors Member Job Description

The Code of Business Conduct and Ethics is applicable to all employees of the Company, including the Chief Executive Officer and Chief Financial Officer, and to the Company’s Board of Directors.  The Code of Business Conduct and Ethics is publicly available on the Company’s website at www.inland-western.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the SEC and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2008 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is set forth with respect to the compensation and benefits for the Company’s Chief Executive Officer, Chief Financial Officer and the other three officers included in the “Summary Compensation Table” included herein (together, the Company’s “Named Executive Officers”) for the Company’s fiscal year ended December 31, 2008 (“fiscal 2008”).

The compensation and benefits payable to the Named Executive Officers are established by the Board of Directors of the Company (the “Board”) with the assistance of the Executive Compensation Committee of the Board (the “Committee”).  The Committee is currently comprised of Frank A. Catalano, Jr. (Chairman), Brenda G. Gujral, Richard P. Imperiale, and Barbara A. Murphy.  Each of Messrs. Catalano and Imperiale and Ms. Murphy (but not Ms. Gujral) is (i) an “independent” director within the meaning of the New York Stock Exchange’s listing standards, (ii) a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” within the meaning of the regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

•

The Committee operates under a written charter (the “Charter”) adopted by the Board.  A copy of the Charter is available at www.inlandwestern.com under “Corporate Governance.”  Pursuant to the Charter, the Committee is charged with reviewing and approving the Company’s compensation philosophy and is responsible for assuring that the officers and key management personnel of the Company and its subsidiaries are effectively compensated in terms that are motivating, internally equitable and externally competitive.  Pursuant to its Charter, the Committee’s function is to:

•

review (in consultation with management or the Board), recommend to the Board for approval and evaluate the compensation plans, policies and programs of the Company, especially those regarding executive compensation;

•

determine the compensation of the chief executive officer and all other executive officers of the Company; and

•

produce an annual report on executive compensation for inclusion in the Company’s proxy materials in accordance with applicable rules and regulations.

Objectives and Structure of Our Compensation Program

The primary objectives of our executive compensation programs are:  (i) to attract, retain and reward experienced, highly-motivated executives who are capable of leading us effectively and contributing to our long-term growth and profitability, (ii) to motivate and direct the performance of management with clearly-defined goals and measures of achievement, and (iii) to align the interests of management with the interests of our stockholders.

We attempt to achieve our objectives through offering the opportunity to earn a combination of cash and equity-based compensation to provide appropriate incentives for our executives.  Executive officers are eligible to receive a combination of (i) annual base salary, (ii) annual cash incentive compensation (part of which is based upon achievement of certain objective Company performance criteria, and part of which is discretionary (“incentive compensation”)) and (iii) option grants under our Stock Incentive Plan.  Each of the Named Executive Officers participates in the same benefits programs available to all of our employees:  health and dental insurance; group term life insurance; short-term disability coverage; and tax-qualified 401(k) plan.  The Company does not provide additional perquisites to the Named Executive Officers.  For 2008, these elements were set forth in employment agreements between the Company and the Named Executive Officers and are summarized below.  The Committee did not engage a compensation consultant for 2008 and does not currently plan to for 2009.

When we were initially formed in 2003, we did not have any employees. Instead we had agreements with related parties who provided all of our services and employees in exchange for fees. At that time, those related parties compensated their employees, including each of the Named Executive Officers from the time they started their employment with such related parties.  We were not a part of any compensation decisions or arrangements. On November 15, 2007, we acquired those related parties and hired substantially all of those employees who were employed by those related parties and provided services to us in a transaction referred to as the internalization. As part of the internalization, we entered into employment agreements with four of our executive officers, including Michael O'Hanlon, our Chief Executive Officer and President, Steven Grimes, our Chief Operating Officer and Chief Financial Officer, Shane Garrison, our Chief Investment Officer, and Niall Byrne, our Vice President and President of our property management companies.  The term of our initial employment agreements with each of the individuals listed above began on November 15, 2007, the closing date of the internalization.  The employment agreements provided that each Named Executive Officer was to receive a salary but made no provision for an incentive compensation or equity compensation.  Accordingly, no incentive compensation or equity compensation was paid by the Company to our Named Executive Officers for 2007; however, the prior employer of each of the Named Executive Officers made incentive compensation payments to them for 2007 which were not reflected in the Company’s proxy statement and annual report on Form 10-K.  For 2007, we had an oral agreement with Dennis Holland, our general counsel and secretary, with respect to his employment.

In late 2007, our Board established the Committee. In February 2008, the Board adopted a charter for the Committee and it began meeting to examine and establish compensation programs for our chief executive officer and other executive officers.

As a part of these efforts, the Committee examined the objectives of the compensation program.  Based on the recommendation of the Committee, we determined to enter into new employment agreements for 2008 with each of the Named Executive Officers that would contain a combination of cash and equity-based compensation that the Committee believed would meet the objectives of our executive compensation program set forth above.  While the Committee informally compared compensation against peer group data to gain a sense of current market compensation, no benchmarking was used.  The peer group selected by the Committee consists of the following nine publicly-traded REITs with a substantial retail shopping center portfolio:

Developers Diversified Realty Corporation Regency Centers Corporation Cedar Shopping Centers, Inc. Equity One, Inc. Federal Realty Investment Trust	Inland Real Estate Corporation Kimco Realty Corporation Ramco-Gershenson Properties Trust Weingarten Realty Investments

The agreements use a combination of base salary, incentive compensation, annual long-term equity awards in the form of stock options and other benefits noted above.  In establishing base salaries for 2008, the Committee considered present compensation, market competitiveness in relation to the Company’s performance and capital structure, the roles, responsibilities and performance of each of the Named Executive Officers, the contribution of each of the Named Executive Officers to the Company’s business, an analysis of job requirements, and the prior experience and accomplishments of each of the Named Executive Officers.  Incentive compensation required pursuant to the employment agreements generally has two elements.  The first element is performance-based and awards are dependent on the Company’s achieving specific levels of FFO (as noted in the description of each Named Executive Officer’s agreement set forth below, except for Mr. Garrison, whose incentive compensation is based on equity deployed for development projects).  As used herein, “FFO” means funds from operations (as defined by the National Association of Real Estate Investment Trusts), excluding the performance of our common and preferred stock portfolio and as further defined in each employment agreement.  The Company considers FFO to be a meaningful performance measure because it excludes various items in net income (such as gains on sales of operating properties and gains and losses, including impairment charges, of our marketable securities portfolio over which an Inland affiliate, who is a registered investment advisor, has full discretionary authority) that may not be indicative of the operating performance of the Company.  Because the performance criteria were not met, the Company did not pay any incentive compensation under this category for fiscal 2008 to any of the Named Executive Officers (except Mr. Garrison).  The second element is discretionary incentive compensation (except for Mr. Garrison, who was only eligible for incentive compensation based on equity deployed for development projects).  This feature allows the Company to reward achievement and effort by a Named Executive Officers even if the Company is unable to achieve certain performance goals, especially if such inability is related to a general or industry economic decline which cannot be influenced by the efforts of individuals.  Discretionary incentive compensation also assists in the Company’s efforts to retain outstanding executive officers.  As noted below, the Company awarded discretionary incentive compensation to each of the Named Executive Officers for fiscal 2008, except for Mr. Garrison.  Finally, the Committee views the granting of stock options as a means of aligning management and stockholder interests, providing incentives and rewarding management’s long-term perspective, and retaining the services of the Named Executive Officers.  As with a portion of the annual incentive compensation, grants of options under our agreements with the Named Executive Officers are conditioned upon achievement by the Company of certain specific performance goals.  As those goals were not met in fiscal 2008, no options were awarded to the Named Executive Officers in fiscal 2008.  The proportions of these elements in each employment agreement was determined by the Committee in its discretion, considering, among other things, the prevailing practices in the marketplace, including the peer group, and the historical compensation by the Company and the prior employers of the Company’s Named Executive Officers.

In August 2008, the Company finalized new employment agreements for all of the Named Executive Officers for 2008 and executed each employment agreement on August 15, 2008 retroactive to January 1, 2008.  The term of each of the new employment agreements ended on December 31, 2008, with the exception of the Mr. Holland's employment agreement, which continues, unless earlier terminated, until December 31, 2009.  Each Named Executive Officer (other than Mr.

Holland) is currently working as an at-will employee with the same base salary as contained in his 2008 employment agreement.  The Committee has not determined whether the Company should enter into new employment agreements for 2009 or whether to continue the present at-will arrangement.  If the Committee does determine to enter into new employment agreements for 2009, the terms of such employment agreements may vary from the terms of the 2008 employment agreements and may be retroactive.  The following is a summary of each Named Executive Officer’s employment agreement in effect for 2008.

Michael J. O'Hanlon. Under the terms of Mr. O’Hanlon’s employment agreement, we agreed to pay Mr. O'Hanlon, our President and Chief Executive Officer, a base salary of $450,000 per year. In addition to a base salary, we may pay Mr. O'Hanlon annual incentive compensation of up to 50% of his base salary. One half of such incentive compensation, a discretionary cash bonus, is payable at the discretion of the Chairman of the Board, with the approval of the Committee and our Board; the other half of such incentive compensation shall be determined based on our performance measured to either a high, target or threshold level of performance.  Performance is measured by growth in our FFO, per fully-diluted share, compared to the FFO growth of our peer group. For example, if our FFO growth rate is equal to or greater than 130% of the median FFO growth rate for our peer group, Mr. O'Hanlon will be entitled to receive 25% of his base salary as this portion of his incentive compensation. Alternatively, if we achieve a target level of FFO growth per fully-diluted share, Mr. O'Hanlon will be entitled to receive 15% of his base salary. If we achieve a threshold level of FFO growth per fully-diluted share, Mr. O'Hanlon will be entitled to receive 10% of his base salary. In addition, if we achieve a threshold level of FFO growth per fully-diluted share, we will grant Mr. O'Hanlon a stock option award from which he will be entitled to purchase 15,000 shares of Company stock at market value on the date of grant, subject to certain restrictions.

Steven P. Grimes. Under the terms of Mr. Grimes’ employment agreement, we agreed to pay Mr. Grimes, our Chief Operating Officer and Chief Financial Officer, a base salary of $375,000 per year. In addition to a base salary, we may pay Mr. Grimes annual incentive compensation of up to 50% of his base salary. One half of such incentive compensation, a discretionary cash bonus, is payable at the discretion of the President and Chief Executive Officer, with the approval of the Committee and the Board; the other half of such incentive compensation shall be determined based on our performance measured to either a high, target or threshold level of performance. For example, if our FFO growth rate is equal to or greater than 130% of the median FFO growth rate for our peer group, Mr. Grimes will be entitled to receive 25% of his base salary. Alternatively, if we achieve a target level of FFO growth per fully-diluted share, Mr. Grimes will be entitled to receive 15% of his base salary. If we achieve a threshold level of FFO growth per fully-diluted share, Mr. Grimes will be entitled to receive 10% of his base salary. In addition, if we achieve a threshold level of FFO growth per fully-diluted share, we will grant Mr. Grimes a stock option award from which he will be entitled to purchase 12,500 shares of Company stock at market value on the date of grant, subject to certain restrictions.

Dennis K. Holland. Under the terms of Mr. Holland’s employment agreement, we agreed to pay Mr. Holland, our General Counsel and Secretary, a base salary of $265,000 per year. In addition to a base salary, we may pay Mr. Holland annual incentive compensation of up to 20% of his base salary (25% for 2009). One half of such incentive compensation, a discretionary cash bonus, is payable at the discretion of the President and Chief Executive Officer, with the approval of the Committee and the Board; the other half of such incentive compensation shall be determined based on our performance measured to either a high, target or threshold level of performance. For example, if our FFO growth rate is equal to or greater than 130% of the median FFO growth rate for our peer group, Mr. Holland will be entitled to receive 10% of his base salary. Alternatively, if we achieve a target level of FFO growth per fully-diluted share, Mr. Holland will be entitled to receive 7.5% of his base salary. If we achieve a threshold level of FFO growth per fully-diluted share, Mr. Holland will be entitled to receive 5% of his base salary. In addition, if we achieve a threshold level of FFO growth per fully-diluted share, we will grant Mr. Holland an annual stock option award from which he will be entitled to purchase 3,500 shares of Company stock at market value on the date of grant, subject to certain restrictions.

Shane C. Garrison. Under the terms of Mr. Garrison’s employment agreement, we agreed to pay Mr. Garrison, our Chief Investment Officer, a base salary of $250,000 per year. In addition to a base salary, we may pay Mr. Garrison incentive compensation to be payable at the end of each fiscal quarter in accordance with the following: (1) $0 - $50M equity deployed for development projects: 15 basis points ("bps") (10 bps paid current with funding; 5 bps held for eighteen (18) months); (2) $50.1 - $100M equity deployed for development projects: 10 bps (7.5 bps paid current with funding; 2.5 bps held for eighteen (18) months); or (3) $100.1M and over equity deployed for development projects: 5 bps paid current with funding. In addition, if we achieve a threshold level of FFO growth per fully-diluted share, we will grant Mr. Garrison a stock option award from which he will be entitled to purchase 2,500 shares of Company stock at market value on the date of grant, subject to certain restrictions.

Niall J. Byrne. Under the terms of Mr. Byrne’s employment agreement, we agreed to pay Mr. Byrne, our President of Property Management, a base salary of $250,000 per year. In addition to a base salary, we may pay Mr. Byrne annual incentive compensation of up to 25% of his base salary. One half of such incentive compensation, a discretionary cash bonus, is payable at the discretion of the President and Chief Executive Officer, with the approval of the Committee and the Board; the other half of such incentive compensation shall be determined based on our performance measured to either a high, target or threshold level of performance. For example, if our FFO growth rate is equal to or greater than 130% of the median FFO growth rate for our peer group, Mr. Byrne will be entitled to receive 12.5% of his base salary. Alternatively, if we achieve a target level of FFO growth per fully-diluted share, Mr. Byrne will be entitled to receive 10% of his base salary. If we achieve a threshold level of FFO growth per fully-diluted share, Mr. Byrne will be entitled to receive 7.5% of his base salary. In addition, if we achieve a threshold level of FFO growth per fully-diluted share, we will grant Mr. Byrne a stock option award from which he will be entitled to purchase 1,500 shares of Company stock, at market value on the date of grant subject to certain restrictions.

Each individual stock option award grant described above, if granted, shall vest 20% on each successive yearly anniversary of such grant date.

In determining the discretionary portion of the annual incentive compensation for each Named Executive officer for fiscal 2008, the Committee generally considered a number of factors on a subjective basis, including, but not limited to, (i) the scope of the officer’s responsibilities within the Company; (ii) the experience of the officer within our industry and at the Company; (iii) performance of the Named Executive Officer and his or her contribution to the Company; (iv) a material portion of the loss for 2008 was recorded in the securities investment account which is not managed by any of the Named Executive Officers, (v) the Company’s financial budget and general wage level throughout the Company for fiscal 2008; (vi) a review of historical compensation information for the individual officer; (vii) a subjective determination of the compensation needed to motivate and retain that individual; (viii) the recommendations of the Chief Executive Officer (and the recommendation of the Chairman of the Board with respect to the Chief Executive Officer); (ix) data regarding compensation paid to officers with comparable titles, positions or responsibilities at REITs that are approximately similar in size to the Company, and (x) general industry and market conditions and their impact upon the ability of the Company to achieve objective performance goals and the time commitment required of the Named Executive Officers.  An officer’s target compensation is not mechanically set to be a particular percentage of the peer group average; although as noted the Committee does review the officer’s compensation relative to the peer group to help the Committee perform the subjective analysis described above.  Peer group data is not used as the determining factor in setting compensation for the following reasons:  (a) the average actual compensation for comparable officers at the peer companies may be the result of a year of over performance or under performance by the peer group (i.e., historically, the Company has not had access to the target compensation set for the peer group, but only to the actual compensation paid, so setting target compensation strictly by reference to actual compensation data for peers would be inappropriate); and (b) the Committee believes that ultimately the decision as to appropriate target compensation for a particular office should be made based on the full review described above.  The Committee also reviews competitive market compensation data for the peer group.

This year, because target levels of FFO were not achieved, that portion of the annual incentive compensation based upon performance of the Company was not paid to any Named Executive Officer for fiscal 2008 (except for Mr. Garrison, as noted above), and none of the Named Executive Officers was awarded a stock option grant for fiscal 2008.  The Committee and the Board recognized, however, that each of the Named Executive Officers had given extraordinary time and effort to his job in extremely difficult economic circumstances.  The Committee also believed it to be appropriate to keep the Named Executive Officers motivated and to encourage their retention by limiting the reduction of total compensation paid by the Company to Messrs. O’Hanlon and Grimes in 2008 compared to the total compensation paid by the Company and related company employers to each of them for 2007, and matching or exceeding the compensation paid by the Company for the other Named Executive Officers for 2008 with the total compensation paid to each of them by the Company and related company employers for 2007.  Primarily in view of these factors, the Committee recommended, and the Board approved, based in part on the recommendation of the Chairman of the Board with respect to the Chief Executive Officer, and the Chief Executive Officer with respect to the remaining Named Executive Officers, that the incentive compensation payable to each of the Named Executive Officers be limited to discretionary cash bonus portion of the incentive compensation payable under his employment agreement (other than Mr. Garrison).  Even though the Committee believes that higher incentive compensation may be warranted based on the exceptional service of each of the Named Executive Officers in the table below in a difficult economic climate, it also believes that the incentive compensation should be limited by the terms of the Named Executive Officer’s employment agreements to have them share the sacrifice being made by the shareholders of the Company.  The chart below sets forth the amount of discretionary incentive compensation paid to each of the Named Executive Officers (other than Mr. Garrison):

Name	Amount of Discretionary Incentive Compensation	Incentive Compensation as a Percentage of Base Salary
Michael J. O’Hanlon	$112,500	25%
Steven P. Grimes	93,750	25%
Dennis K. Holland	26,500	10%
Niall J. Byrne	31,250	12.5%

Pursuant to his employment agreement, Mr. Garrison received incentive compensation of $46,126 for 2008.

Compensation on Termination of Employment.  The employment agreements with each of the Named Executive Officers provides for certain payments upon termination of such individuals, including upon termination following a change in control of the Company.  These provisions are designed to promote stability and continuity of senior management, and, in the event of a threatened takeover, help senior management remain focused on completing a transaction that is likely to maximize shareholder value.  The Committee believes such compensation is in line with similar provisions in agreements at other companies.  Additional information describing these provisions and the amounts payable thereunder is set forth under the caption “Potential Payments Upon Termination or Change in Control” elsewhere herein.

Section 162(m).  The SEC requires that this report comment upon the Company’s policy with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility on the Company’s tax return of compensation over $1 million to any of the Named Executive Officers of the Company, unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company’s stockholders.  The Company believes that, because it qualifies as a REIT under the Code and pays dividends sufficient to minimize federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will generally not affect the Company’s net income.  To the extent that compensation does not qualify for a deduction under Section 162(m), a larger portion of stockholder distributions may be subject to federal income taxation as dividend income rather than return of capital.  The Company does not believe that Section 162(m) will materially affect the taxability of stockholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each stockholder.  For these reasons, the Compensation Committee’s compensation policy and practices are not directly guided by considerations relating to Section 162(m).

Executive Compensation Committee Report

The Executive Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Executive Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Compensation Committee

Frank A. Catalano, Jr. (Chairman)

Brenda G. Gujral

Richard P. Imperiale

Barbara A. Murphy

Compensation Committee Interlocks and Insider Participation

The members of the Executive Compensation Committee are set forth above.  There are no matters related to compensation committee interlocks or insider participation that the Company is required to report.

Summary Compensation Table

The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the Named Executive Officers for the years ended December 31, 2008 and 2007.

(1)

For a description of material terms of employment agreements with each Named Executive Officer see “Compensation Discussion and Analysis.”

(2)

2007 amounts reflect salary paid by us for the period from November 15, 2007 through December 31 2007.  Each individual became an employee of ours effective November 15, 2007, and was paid a pro-rata portion of their annual salary by us in accordance with the terms of their respective employment agreements.

(3)

Represents company match to 401(k) plan.

Grants of Plan-Based Awards

There were no grants of stock, options or any other plan-based awards made to any Named Executive Officer during 2008.

Outstanding Equity Awards

There were no outstanding options, stock or other equity incentive plan awards held by any Named Executive Officer as of December 31, 2008.

Option Exercises and Stock Vested

There were no exercises of options, SARs or similar instruments, and no vesting of stock, including restricted stock, restricted stock units or similar instruments, by any named executive officer during 2008.

Additional Compensation Tables

All other tables have been omitted because they were not applicable to us in 2008.

Potential Payments upon Termination or Change in Control

In order to attract, motivate and retain quality executives, as part of the employment agreements with the Named Executive Officers for 2008, we agreed to pay certain amounts and provide certain benefits following termination of employment (including following a change of control) under certain circumstances, as described below. All such agreements terminated on December 31, 2008 (except for Mr. Holland’s agreement, which will terminate on December 31, 2009). Each Named Executive Officer (other than Mr. Holland) is currently working as an at-will employee with the same base salary as contained in his 2008 employment agreement. The Committee has not determined whether the Company should enter into new employment agreements for 2009 or whether to continue the present at-will arrangement. If the Committee does determine to enter into new employment agreements for 2009, the terms of such employment agreements may vary from the terms of the 2008 employment agreements, including with respect to the matters discussed below, and may be retroactive.

Each of such employment agreements were terminable: (i) by the individual upon two weeks written notice to us; (ii) by the individual for good reason, as defined in each of the employment agreements, upon notice to us followed by a 10 day cure period; (iii) by us for any reason without prior written notice; (iv) by us for cause, as defined in each of the employment agreements and described below, effective without prior written notice to the individual unless we were terminating the individual's employment for reasons relating to a failure to perform the individual's duties or any material breach of the employment agreement or other agreements or certain of our written policies where we are required to give the individual notice of our intention and allow the individual 10 days to cure; (v) upon death, and (vi) upon a determination of total disability.

If any employment agreement was terminated for cause or voluntarily by any individual described above, we would have paid each individual any accrued base salary, accrued vacation payment, accrued reimbursable expenses and accrued benefits together with any benefits required to be paid or provided under applicable law, but any unvested stock option awards must immediately be forfeited.  If the employment agreement was terminated without cause or by the individual for good reason, we would have paid each individual any: (i) accrued base salary, (ii) accrued vacation payment, (iii) accrued reimbursable expenses; (iv) accrued benefits together with any benefits required to be paid or provided under applicable law; (v) accrued bonus; and (vi) an amount equal to 1.00 times the sum of his then current base salary plus an amount equal to the annual incentive bonus that was paid to him for the fiscal year immediately preceding the year of termination subject to certain restrictions. If the termination without cause or by the individual for good reason occurred within one year of a change of control, as defined in each employment agreement, then in addition to the amounts described in the preceding sentence in (i) through (v), we would have paid the individual an amount equal to 1.5 times the sum of his then current base salary plus an amount equal to the annual incentive bonus that was paid to him for the fiscal year immediately preceding the year of termination plus the aggregate value of each of the annual stock option awards that was granted to him for the fiscal year immediately preceding the year of termination subject to certain restrictions.  If termination was upon death or total disability, we would have paid amounts described in clauses (i) through (v) above.  Payments relating to termination are paid in a lump sum within 15 days of termination (30 days of death or total disability).

If any employment agreement was terminated without cause or upon death or total disability, any unvested annual stock options would have immediately vested. If any employment agreement was terminated for good reason, however, any unvested annual stock options must have been immediately forfeited; provided, however, that if the termination occurred within one year of a change of control, any unvested annual stock options would have immediately vested.

Under each employment agreement, termination for "cause" or upon death or total disability includes all of the following: (i) conduct amounting to fraud, embezzlement, disloyalty or illegal misconduct in connection with the individual's duties under the employment agreement and as our employee; (ii) conduct that we reasonably believe has brought us into substantial public disgrace or disrepute; (iii) failure of the individual to perform his duties under the employment agreement as reasonably directed by us after providing written notice of the failure to the individual and the individual has failed to cure within 10 days of receiving notice; (iv) gross negligence or willful misconduct by the individual with respect to us, our clients, our employees and our activities; or (v) material breach by the individual of the employment agreement or any other agreement to which the individual and we are a party or any material breach by the individual of any written policy we have adopted concerning conflicts of interest, standards of business conduct or fair employment practices and any other similar matter, provided that we have provided written notice of the breach to the individual and the individual has failed to cure the breach within 10 days of receiving notice.

Under each employment agreement, each individual was also reimbursed for all ordinary and necessary business expenses incurred by the individual in connection with the individual's duties as described in their employment agreement. Further, each individual was eligible to participate in our retirement benefits, group health and other insurance coverage plans as they are in effect during the term of their employment agreement.

During the term of each employment agreement and for a period of one year following termination, each individual has agreed to certain non-compete and non-solicitation provisions.

The table below was prepared as if the executive’s agreement had been terminated for cause or voluntarily by the executive including under a change of control occurring on December 31, 2008 and as if the executive’s agreement had been terminated without cause or by the executive for good reason, including within one year of a change of control, using the closing price of our common stock as of December 31, 2008.  There can be no assurance that a termination or change of control would produce the same or similar results as those shown below if it occurs on any other date or at any other price.

Name	Payments in Cash ($) (1)	Benefits ($) (2)	Accelerated Vesting of Unvested Equity Compensation ($) (3)	Total ($)
Michael J. O'Hanlon				
For cause/voluntary resignation	-	-	-	-
Without cause	450,000	-	-	450,000
Resignation for good reason	450,000	-	-	450,000
Without cause/resignation for good reason, within one year of a change of control	675,000	-	-	675,000
Steven P. Grimes				
For cause/voluntary resignation	-	-	-	-
Without cause	375,000	-	-	375,000
Resignation for good reason	375,000	-	-	375,000
Without cause/resignation for good reason, within one year of a change of control	562,500	-	-	562,500
Dennis K. Holland				
For cause/voluntary resignation	-	-	-	-
Without cause	265,000	-	-	265,000
Resignation for good reason	265,000	-	-	265,000
Without cause/resignation for good reason, within one year of a change of control	397,500	-	-	397,500
Shane C. Garrison				
For cause/voluntary resignation	-	-	-	-
Without cause	250,000	-	-	250,000
Resignation for good reason	250,000	-	-	250,000
Without cause/resignation for good reason, within one year of a change of control	375,000	-	-	375,000
Niall J. Byrne				
For cause/voluntary resignation	-	-	-	-
Without cause	250,000	-	-	250,000
Resignation for good reason	250,000	-	-	250,000
Without cause/resignation for good reason, within one year of a change of control	375,000	-	-	375,000

(1) Does not include accrued but unpaid base salary, vacation payments, reimbursable expenses or bonus.

(2) Does not include accrued but unpaid benefits.

(3) No equity compensation was outstanding at December 31, 2008.

Director Compensation

Base Compensation.  Effective January 1, 2008, each director (other than Mr. Parks and Ms. Gujral, who are not entitled to receive any compensation for their service on the Board of Directors or any of its committees) will receive an annual director fee of $40,000.  The chairman of the audit committee will receive an additional annual fee of $10,000, and the chairman of any other committee will receive an additional annual fee of $5,000.  In addition, each director will receive $1,000 for attending in person, $750 for attending via telephone, each meeting of the Board, and $500 for attending, whether in person or via telephone, each committee meeting.

Independent Director Stock Option Plan. We have an Independent Director Stock Option Plan under which non-employee directors, as defined under Rule 16b-3 of the Exchange Act, are eligible to participate.  Only those directors who are not employees of The Inland Group, Inc. or its affiliates are eligible to participate in this plan.

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

Beginning January 1, 2008 each non-employee director will be entitled to be granted an option under our Independent Director Stock Option Plan to acquire 5,000 shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Messrs. Imperiale and Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional 5,000 shares on the date of each annual shareholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the Board on such date.  All such options will be granted at the fair market value of a share on the last business day preceding the date of each annual shareholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.

As of December 31, 2008, no options to acquire shares had been exercised or expired, and options to acquire 25,000 shares were outstanding.

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

The following table sets forth a summary of the compensation we paid to our directors during 2008:

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information as of December 31, 2008, regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of December 31, 2008, we had over 109,000 shareholders of record and 477,566,403 shares of common stock outstanding.

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

(3)

Includes 64,893.7739 shares held jointly by Mr. Goodwin and his spouse.  Also includes 10,312,500.0000, 8,437,500.0000, 215,530.7270 and 52,010.9732 shares of common stock owned by Inland Corporate Holdings Corporation, Inland Funding Corporation, IREIC, and Partnership Ownership Corporation, respectively.

(4)	Includes 41,894.7360 shares owned by trusts for the benefit of Mr. Parks. Mr. Parks is a control person of these trusts and disclaims beneficial ownership of the shares owned by these trusts.
(5)

Includes 4,500 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

(6)

Includes 1,666 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

Item 13.   Certain Relationships and Related Transactions

All dollar amounts and shares in this Item 13 are stated in thousands.

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.  The business manager/advisor and property managers became subsidiaries of ours.  Prior to the merger, we paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to our former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Our business manager/advisor was entitled to maximum fees of $68,083 and $74,895 for the years ended December 31, 2007 and 2006, respectively.    The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result we only incurred fees to our business manager/advisor totaling $23,750 and $39,500 for the years ended December 31, 2007 and 2006, respectively.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income but the property management fees are eliminated in the consolidation and replaced by the actual operating expenses of the property managers.  We incurred property management fees of $30,036 and $29,800 for the years ended December 31, 2007 and 2006, respectively.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the years ended December 31, 2007 and 2006, we incurred $6,296 and $6,311 of these reimbursements, respectively.  None and $404 of these reimbursements remained unpaid at December 31, 2008 and 2007, respectively.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account, subject to investment guidelines we provide to them.  The Inland affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $1,390, $2,107 and $1,961 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, fees of $160 and $325, respectively, remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  In October 2008, we requested that the investment advisor waive its fees prospectively.  As a result, effective for the period from November 1, 2008 through April 30, 2009, the investment advisor has agreed to waive all fees due.

An Inland affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $405, $562 and $696 for the years ended December 31, 2008, 2007 and 2006, respectively.  As of December 31, 2008 and 2007, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2008, 2007 and 2006, we incurred loan fees totaling none, $873 and $1,051, respectively, to this Inland affiliate.  As of December 31, 2008 and 2007, none of these fees remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred $19, $134 and $363, of such costs for the years ended December 31, 2008, 2007 and 2006, respectively.  None of these costs remained unpaid as of December 31, 2008 and $27 remained unpaid as of December 31, 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  $10, $257 and $137 of such costs have been incurred by us during the years ended December 31, 2008, 2007 and 2006, respectively.  No costs remained unpaid as of December 31, 2008 and 2007, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with us, where that Inland affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2008, 2007 and 2006, we incurred $500, $897 and $705, respectively, of these costs.  $189 and $141, respectively, of these costs remained unpaid as of December 31, 2008 and 2007.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who each provide us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but we are obliged to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2008, 2007 and 2006.

We have service agreements with certain Inland affiliates, including our office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally these agreements provide that we obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2008, 2007 and 2006, we incurred $2,814, $3,141 and $1,334, respectively, of these reimbursements.  Of these costs, $209 and $900 remained unpaid as of December 31, 2008 and 2007, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires November 2012 with one option to extend for an additional five years.  None of these costs remained unpaid as of December 31, 2008 and $55 remained unpaid as of December 31, 2007.

In connection with the internalization, Messrs. Parks and Grimes and Ms. Gujral received shares of our common stock valued at approximately $6,800, $380 and $1,300, respectively, as a result of each of them being shareholders of one or more of the companies we acquired.

All related party agreements must be reviewed and approved by the Audit Committee.

Item 14.   Principal Accountant’s Fees and Services

The following table sets forth fees for professional audit services rendered by KPMG LLP for the audit of our annual financial statements for 2008 and 2007, and fees for other services rendered by it:

(1)	Audit fees include the financial statement audit and internal controls over financial reporting audit fees.
(2)	Audit related fees include the review of documents and issuance of accountant’s consent related to documents filed with the SEC.
(3)	Tax fees consist of fees for review of federal and state income tax returns.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)  List of documents filed:

(1)

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedules for the year ended December 31, 2008 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	100
Real Estate and Accumulated Depreciation (Schedule III)	101

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description
3.1	Fourth Articles of Amendment and Restatement of Inland Western Retail Real Estate Trust, Inc. dated October 14, 2008 (filed herewith).
3.2	Third Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc., effective March 31, 2009 (filed herewith).
4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference).
10.5	Amended and Restated Inland Western Retail Real Estate Trust, Inc. Independent Director Stock Option Plan (filed herewith).
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

10.527

Communication Services Agreement, dated January 1, 2004, by and between Inland Communications, Inc. and Inland Western Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.527 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.528

Amendment to Communication Services Agreement, dated November 15, 2007, by and between Inland Communications, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.528 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.529

Computer Services Agreement, dated January 1, 2004, by and between Inland Computer Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.529 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.530

Amendment to Computer Services Agreement, dated November 15, 007, by and between Inland Computer Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.530 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.531

Escrow Agreement, dated November 15, 2007, by and among Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Investment Corporation, IWEST Merger Agent, LLC, and LaSalle Bank, NA.  (Included as Exhibit 10.531 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.532

Institutional Investor Relationships Services Agreement, dated November 15, 2007, by and between Inland Institutional Capital Partners Corporation and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.532 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.533

Insurance and Risk Management Services Agreement, dated January 1, 2004, by and between Inland Risk and Insurance Management Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.533 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.534

Amendment to Insurance and Risk Management Services Agreement, dated November 15, 2007, by and between Inland Risk and Insurance Management Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.534 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.535

Landlord's Agreement, dated November 15, 2007, by and between Inland 2905 & 2907 Butterfield Road LLC. and Inland Western Retail Real Estate Trust, Inc.  (Included as Exhibit 10.535 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.536

Legal Services Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Retail Real Estate Trust, Inc.  (Included as Exhibit 10.536 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.537

License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Northwest Management Corp.  (Included as Exhibit 10.537 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.538

License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Southwest Management Corp.  (Included as Exhibit 10.538 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.539

License Agreement, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Management Corp.  (Included as Exhibit 10.539 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.540

License Agreement Modification, dated November 15, 2007, by and between The Inland Real Estate Group, Inc. and Inland Western Retail Real Estate Trust, Inc.  (Included as Exhibit 10.540 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.541

Loan Services Agreement, dated January 1, 2004, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.541 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.542

First Amendment to Loan Services Agreement, dated May 1 2005, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.542 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.543

Second Amendment to Loan Services Agreement, dated May 1, 2005, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.543 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.544

Third Amendment to Loan Services Agreement, dated November 15, 2007, by and between Inland Mortgage Servicing Corporation and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.544 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.545

Mortgage Brokerage Services Agreement, dated January 1, 2004, by and between Inland Mortgage Investment Corporation and Inland Western Retail Real Estate Advisory Services, Inc. (Included as Exhibit 10.545 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference). (Inland Mortgage Investment Corporation subsequently assigned all right, title, obligation and interest under the agreement with Inland Western Real Estate Advisory Services, Inc. to Inland Mortgage Brokerage Services).

10.546

First Amendment to Mortgage Brokerage Services Agreement, by and between Inland Mortgage Brokerage Services and Inland Western Retail Real Estate Advisory Services, Inc. dated November 1, 2006.  (Included as Exhibit 10.546 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.547

Second Amendment to Mortgage Brokerage Services Agreement, by and between Inland Mortgage Brokerage Services and Inland Western Retail Real Estate Advisory Services, Inc. dated November 15, 2007.  (Included as Exhibit 10.547 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.548

Office and Facilities Management Services Agreement, dated February 10, 2005, by and among Inland Facilities Management, Inc., Inland Office Services, Inc., Inland Real Estate Strategic Services., Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.548 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.549

Amendment to Office and Facilities Management Services Agreement, dated November 15, 2007, by and among Inland Facilities Management, Inc., Inland Office Services, Inc., Inland Real Estate Strategic Services., Inc. (n/k/a Inland Purchasing Services, Inc.) and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.549 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.550

Personnel Services Agreement, dated January 1, 2004, by and between Inland Payroll Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.550 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.551

Amendment to Personnel Services Agreement, dated November 15, 2007, by and between Inland Payroll Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.551 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.552

Transition Property Due Diligence Services Agreement, dated November 15, 2007, by and between Inland Real Estate Acquisitions, Inc. and Inland Western Retail Real Estate Trust, Inc.  (Included as Exhibit 10.552 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.553

Property Tax Services Agreement, dated January 1, 2004, by and between Investors Property Tax Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.553 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.554

Amendment to Property Tax Services Agreement, dated November 15, 2007, by and between Investors Property Tax Services, Inc. and Inland Western Retail Real Estate Advisory Services, Inc.  (Included as Exhibit 10.554 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.555

Registration Rights Agreement, dated November 15, 2007, by and among Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Investment Corporation and IWEST Merger Agent LLC.  (Included as Exhibit 10.555 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.556

Sublease Agreement, dated November 15, 2007, by and between Inland Real Estate Investment Corporation and Inland Western Retail Real Estate Trust, Inc. .  (Included as Exhibit 10.556 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.557

The Inland Group, Inc. Letter Agreement dated August 14, 2007 between The Inland Group, Inc. and Inland Western Retail Real Estate Trust, Inc. (included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 17, 2007 [File No. 000-51199] and incorporated herein by reference).

10.558

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Daniel L. Goodwin.  (Included as Exhibit 10.558 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.559

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Robert D. Parks.  (Included as Exhibit 10.559 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.560

Consulting Agreement, dated August 14, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and G. Joseph Cosenza.  (Included as Exhibit 10.560 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.561

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Richard P. Imperiale.  (Included as Exhibit 10.561 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.562

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kenneth E. Masick.  (Included as Exhibit 10.562 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.563

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Joseph A. Fleming.  (Included as Exhibit 10.563 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.564

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dione K. McConnell.  (Included as Exhibit 10.564 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.565

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and David P. Bennett.  (Included as Exhibit 10.565 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.566

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Kelly E. Tucek.  (Included as Exhibit 10.566 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.567

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and James Kleifges.  (Included as Exhibit 10.567 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.568

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Ann M. Sharp.  (Included as Exhibit 10.568 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.569

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Dennis K. Holland.   (Included as Exhibit 10.569 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.570

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Niall J. Byrne.  (Included as Exhibit 10.570 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.571

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Shane Garrison.  (Included as Exhibit 10.571 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.572

Indemnification Agreement, dated November 15, 2007, by and between Inland Western Retail Real Estate Trust, Inc. and Michael J. O’Hanlon.  (Included as Exhibit 10.572 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 [File No. 000-51199] incorporated herein by reference).

10.573	Indemnification Agreement, dated October 14, 2008, by and between Inland Western Retail Real Estate Trust, Inc. and Mildred Terzic (filed herewith).
10.574

First Amendment to Escrow Agreement dated November 14, 2008 by and among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 20, 2008 [File No. 000-51199] and incorporated herein by reference).

10.575	2008 Long-Term Equity Compensation Plan Established May 13, 2008 of Inland Western Retail Real Estate Trust, Inc. (filed herewith).
10.577 – 10.582

Employment Agreements by and between Inland Western Retail Real Estate Trust, Inc. and each of Michael J. O’Hanlon, Steven P. Grimes, Dennis K. Holland, Shane C. Garrison, Niall J. Byrne and James W. Kleifges (Included as Exhibits 10.577, 10.578, 10.579, 10.580, 10.581 and 10.582 to the Company’s Current Report on Form 8-K filed on August 15, 2008 [File No. 000-51199] and incorporated herein by reference).

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

21.1	List of Subsidiaries of Inland Western Retail Real Estate Trust, Inc. (filed herewith).
23.1	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer and President pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Michael J. O’Hanlon

By:	Michael J. O’Hanlon
President and Chief Executive Officer
Date:	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Michael J. O’Hanlon		/s/ Kenneth H. Beard		/s/ Brenda G. Gujral

By:	Michael J. O’Hanlon	By:	Kenneth H. Beard	By:	Brenda G. Gujral
	President and Chief Executive Officer		Director		Director
Date:	March 31, 2009	Date:	March 31, 2009	Date:	March 31, 2009

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Richard P. Imperiale
	Chief Operating Officer and Chief Financial Officer		Director		Director
Date:	March 31, 2009	Date:	March 31, 2009	Date:	March 31, 2009

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Kenneth E. Masick

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Kenneth Masick
	Chief Accounting Officer		Director		Director

Date:	March 31, 2009	Date:	March 31, 2009	Date:	March 31, 2009

	/s/ Robert D. Parks		/s/ Gerald M. Gorski		/s/ Barbara A. Murphy

By:	Robert D. Parks	By:	Gerald M. Gorski	By:	Barbara A. Murphy
	Chairman of the Board and Director		Director		Director
Date:	March 31, 2009	Date:	March 31, 2009	Date:	March 31, 2009