Form 10-Q
period 2009-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2009-05-13
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X			QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       X    Yes       □    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     □     Yes       □    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□		Accelerated filer □

Non-accelerated filer	X	(Do not check if a smaller reporting company)	Smaller reporting company □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes X No

As of May 11, 2009, there were 479,973,814 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Management's Discussion and Analysis of Financial Condition
and Results of Operations

33

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

50

Item 4.

Controls and Procedures

51

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

51

Item 1A.

Risk Factors

52

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

52

Item 6.

Exhibits

52

SIGNATURES

53

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

March 31, 2009 and December 31, 2008

(in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

For the Three Months Ended March 31, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

Three Months Ended March 31,	
	2009	2008
Revenues:		
Rental income	$ 140,048	$ 146,103
Tenant recovery income	33,302	36,781
Other property income	3,553	8,795
Insurance captive income	515	541
Total revenues	177,418	192,220
Expenses:		
Property operating expenses	34,903	32,534
Real estate taxes	24,696	20,933
Depreciation and amortization	65,856	65,778
Provision for asset impairment	20,400	-
Loss on lease terminations	5,735	3,124
Insurance captive expenses	733	430
General and administrative expenses	4,805	4,402
Total expenses	157,128	127,201
Operating income	20,290	65,019
Dividend income	3,484	5,336
Interest income	473	1,359
Equity in (loss) income of unconsolidated joint ventures	(466)	299
Interest expense	(56,139)	(54,937)
Recognized loss on marketable securities, net	(26,948)	(7,810)
Other (expense) income	(2,783)	565
(Loss) income from continuing operations	(62,089)	9,831
Discontinued operations:		
Operating income	23	294
Gain on sale of investment property	12,212	-
Income from discontinued operations	12,235	294
Net (loss) income	(49,854)	10,125
Net loss (income) attributable to noncontrolling interests	3,174	(362)
Net (loss) income attributable to Company	(46,680)	9,763
Other comprehensive (loss) income:		
Net unrealized gain on derivative instruments	116	-
Net unrealized (loss) gain on marketable securities	(22,937)	1,324
Reversal of unrealized loss to recognized loss on marketable securities, net	26,948	7,810
Comprehensive (loss) income	$ (42,553)	$ 18,897
(Loss) income per common share-basic and diluted:		
Continuing operations	$ (0.13)	$ 0.02
Discontinued operations	0.03	-
Net income attributable to noncontrolling interests	-	-
Net (loss) income attributable to Company	$ (0.10)	$ 0.02
Weighted average number of common shares outstanding-basic and diluted	478,662	484,612

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Three Months Ended March 31, 2009

Unaudited

(in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Three Months Ended March 31, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2008, which are included in the Company’s 2008 Annual Report on Form 10-K, as certain footnote disclosures contained in such audited financial statements have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary for a fair presentation have been included in this Quarterly Report.

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

The Company issued a total of 459,483 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,192.  In addition, as of March 31, 2009, the Company had issued 63,104 shares through its DRP at $8.50 to $10.00 per share for gross proceeds of $617,456 and had repurchased a total of 43,822 shares through its SRP at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 478,765 and had realized total net offering proceeds, before offering costs, of $4,780,161 as of March 31, 2009.

The Company is qualified and has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its net income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).  The Company has ownership interests ranging from 5% to 98% in twenty LLCs or LPs which own twenty operating properties and seven LLCs or LPs which own twenty-two development properties, of which thirteen and six, respectively, are consolidated in the accompanying consolidated financial statements as of March 31, 2009.  The effects of all significant intercompany transactions have been eliminated.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (as defined in Financial

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights and American Institute of Certified Public Accountants Statement of Position (SOP) 78-9: Accounting for Investments in Real Estate Ventures.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets in accordance with EITF Issue No. 00-4: Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary.  Interest expense is recorded on such liabilities in amounts equal to the preferred returns due to the outside owners as provided in the LLC or LP agreements.

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160: Noncontrolling Interests in Consolidated Financial Statements, effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted SFAS No. 160 effective January 1, 2009.  SFAS No. 160 defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  Under SFAS No. 160, ownership interests in the subsidiary that are held by owners other than the parent are reported on the consolidated balance sheets as noncontrolling interests within equity, separately from the Company’s equity.  On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

In conjunction with the adoption of SFAS No. 160 on January 1, 2009, the Company also evaluated its noncontrolling interests under EITF Topic No. D-98: Classification and Measurement of Redeemable Securities, as amended.  Per EITF Topic No. D-98, noncontrolling interests that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity.  This has resulted in the Company classifying certain outside ownership interests as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company made this determination based on an evaluation of the terms in applicable agreements, specifically the redemption provisions.

In connection with the adoption of SFAS No. 160, the Company reclassified into permanent equity the historical balances related to the noncontrolling interests associated with the insurance association captive and two consolidated joint venture investments.  Noncontrolling interests associated with the Company’s other consolidated joint venture investments continue to be classified outside of permanent equity in accordance with the provisions of EITF Topic No. D-98 as those interests are redeemable by the Company at the discretion of the noncontrolling interest holder.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of March 31,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

2009 and December 31, 2008, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment was made during the three months ended March 31, 2009.

Effective January 1, 2009, the Company transferred real estate and $3,438 to a joint venture partner in redemption of its noncontrolling interest in the venture.  The transaction was accounted for at fair value, with the carrying value of the non-monetary assets exceeding the estimated fair value, and resulted in a loss of $3,447.  Such loss is included in “Other (expense) income” in the accompanying consolidated statement of operations and was fully allocated to the noncontrolling interest partner pursuant to the joint venture agreement.  On April 15, 2009, a final cash payment of $1,048 was made.

On January 16, 2009, the Company paid a noncontrolling interest partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $3,410 for the full redemption of its interest in a consolidated joint venture.

On April 8, 2009, certain noncontrolling interest partners requested $40,549 for the partial redemption of their interest in various consolidated joint ventures.  This amount is classified as “Other financings” in the accompanying consolidated balance sheets and is unpaid as of May 11, 2009.

On April 28, 2009, the Company paid a noncontrolling interest partner $5,812 for the full redemption if its interest in a consolidated joint venture and accrued preferred return.  Of this amount, $5,698 is classified as “Other financings” in the accompanying consolidated balance sheets.

The Company is a party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company, two related parties, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  The Captive is serviced by a related party, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders’ and distributions to noncontrolling interest holders’, as well as the noncontrolling interest holders’ share of the net income or losses of each respective entity.

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

(Unaudited)

number of different factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

•

whether the lease stipulates how and on what a tenant improvement allowance may be spent;

•

whether the tenant or the Company retains legal title to the improvements;

•

the uniqueness of the improvements;

•

the expected economic life of the tenant improvements relative to the length of the lease;

•

who constructs or directs the construction of the improvements, and

•

whether the tenant or the Company is obligated to fund cost overruns.

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

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and collectability is reasonably assured.  Upon early lease termination, the Company provides for losses related to recognized intangibles and other assets or adjusts the attribution period of the assets if determined to be appropriate, in accordance with its policy related to loss on lease terminations.

Staff Accounting Bulletin (SAB) No. 104: Revenue Recognition, provides that a lessor should defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental income in accordance with SAB No. 104.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  The Company received $839 and $970 of these payments during the three months ended March 31, 2009 and 2008, respectively.

The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.  During the three months ended March 31, 2009, the Company sold one investment property.  Refer to Note 3 for further information.  No investment properties were sold during the three months ended March 31, 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Marketable Securities:  Investments in marketable securities are classified as “available for sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that the Company determines are other-than-temporary are recorded as recognized loss on marketable securities.

To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary, amongst other things.  Evidence considered in this assessment includes the nature of the investment, the reasons for the impairment (i.e. credit or market related), the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee.  All available information is considered in making this determination with no one factor being determinative.

Investment Properties: Investment properties are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, if any; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company adopted SFAS No. 141(R) on January 1, 2009 and all subsequent real estate acquisitions are accounted for under this standard, as the Company believes most operating real estate assets meet the revised definition of a business under SFAS No. 141(R).

The Company allocates the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, the value of customer relationships, if any, and goodwill if determined, to meet the definition of a business under SFAS No. 141(R).  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that are relevant to the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $12,210 and $13,080 for the three months ended March 31, 2009 and 2008, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease value with fixed rate renewals.  Amortization pertaining to the above market lease value of $1,647 and $1,794 for the three months ended March 31, 2009 and 2008, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $2,257 and $2,443 was applied as an increase to rental income for the three months ended March 31, 2009 and 2008, respectively.

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

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive (loss) income as discontinued operations for all periods presented.  There were no assets held for sale at March 31, 2009 and one multi-tenant property held for sale at December 31, 2008.  Refer to Note 3 for more information.

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

In accordance with EITF Issue No 08-6: Equity Method Investment Accounting Considerations and Accounting Principles Board (APB) Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, as amended by SAB No. 111, the Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require difficult, complex or subjective judgments to be made.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economy, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for asset impairment.  Based upon the Company’s judgment, an impairment loss of $20,400 was warranted for the three months ended March 31, 2009 related to one of the Company’s operating properties.  No impairment was warranted for the three months ended March 31, 2008.  No impairment was warranted for the three months ended March 31, 2009 and 2008, related to the Company’s investment in unconsolidated joint ventures.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and customer relationship intangibles).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off or accelerate the depreciation and amortization associated with the applicable asset group over the shortened remaining lease period.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $5,735 and $3,124 for the three months ended March 31, 2009 and 2008, respectively.

Conditional Asset Retirement Obligations: In accordance with FIN 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of March 31, 2009 and December 31, 2008.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in construction in progress are reclassified to land and building and other improvements.  Development payables of $2,798 and $4,339 at March 31, 2009 and December 31, 2008, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Partially-Owned Entities: If the Company determines that it is an owner in a variable interest entity within the meaning of FIN 46(R) and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then it will consolidate the entity.  Following consideration under FIN 46(R), in accordance with EITF No. 04-5, the Company evaluates applicable partially-owned entities for consolidation.  At issue in EITF No. 04-5 is what rights held by the limited partner(s) preclude consolidation in circumstances in which the general partner would consolidate the limited partnership in accordance with GAAP.  The Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity.  However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest in accordance with SOP No. 78-9.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Notes Receivable:  Notes receivable relate to real estate financing arrangements and are recorded at fair value based on the borrower's credit quality and are recorded at face value.  Interest income is recognized over the life of the note using the effective interest method and the Company generally requires collateral.  The Company has not and does not intend to sell these receivables.  Amounts collected on notes receivable are included in net cash provided by (used in) investing activities in the consolidated statements of cash flows.

Notes receivable are evaluated for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  The allowance for uncollectable notes receivable is the Company’s best estimate of the amount of credit losses in the Company’s existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, one note receivable with a balance of $300 was impaired and fully reserved for as of March 31, 2009 and December 31, 2008 and is included in the allowance for doubtful accounts in the consolidated balance sheets.

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

Derivative Instruments and Hedging Activities: The Company adopted SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 as of January 1, 2009.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

In accordance with SFAS No. 133, all derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets” or “Other liabilities.” On the date that the Company enters into a derivative, it designates the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive (loss) income, until earnings are affected by the variability of cash flows of the hedged transactions. Any hedge ineffectiveness is reported in net (loss) income. The Company does not use derivatives for trading or speculative purposes.

New Accounting Pronouncements

In April 2009, the FASB issued three related Staff Positions (FSP) to clarify the application of SFAS No. 157 to fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.  These Staff Positions, as more fully discussed below, are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to early adopt the three Staff Positions as of January 1, 2009.

•

FSP No. 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidance related to calculating fair value in a disorderly market or a market with little activity. The adoption of FSP No l57-4 did not have a material impact on the Company's consolidated financial statements as (a) its fair value measurements of investments in marketable securities are Level 1 fair value measurements, (b) its fair value measurements of derivative instruments are based on the current and forward term structures of interest rates for which there has not been a significant decline in the volume and level of activity, and (c) although its fair value measurements for SFAS No. 107 disclosure purposes, as amended by FSP FAS 107-1, are determined in accordance with SFAS No. 157, the carrying values of the majority of these items approximate their fair values and are based on inputs for which the volume and level of activity have not significantly decreased;

•

FSP No. FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments defines other-than-temporary impairment as it relates to debt securities.  The Company's investments in marketable securities primarily consist of perpetual preferred stock of other publicly traded real estate companies  However, given the credit characteristics associated with these securities, the Company treats these securities as equity securities and accordingly the adoption of FSP No. 157-2 and FAS 124-2 did not have a material impact on the Company's consolidated financial statements;

•

FSP No. FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments requires enhanced interim fair value disclosures similar to the required annual disclosures.  The adoption of FSP No. FAS 107-1 and APB 28-1 resulted in certain incremental disclosures as presented within Note 16.

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

On January 15, 2009, the Company closed on the sale of an approximately 172,000 square foot multi-tenant lifestyle center located in Larkspur, California, with a sales price of $65,000, which resulted in net sales proceeds of $31,111 and a gain on sale of $12,212 as the criteria under the full accrual method were met as of this date.  The sale resulted in the repayment of $33,630 of debt.  This property qualified for held for sale accounting treatment during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified on the consolidated balance sheets as of December 31, 2008 and the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive (loss) income.

The Company does not allocate general corporate interest expense to discontinued operations.  Income from discontinued operations had an impact on (loss) income per common share (basic and diluted) of $0.03 and none for the three months ended March 31, 2009 and 2008, respectively.

The results of operations for the investment property sold during the three months ended March 31, 2009 are presented in the table below:

The following assets and liabilities relate to the above investment property which was classified as held for sale as of December 31, 2008.

(4)  Transactions with Related Parties

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  The Inland affiliate has full discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account, subject to investment

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

guidelines the Company provides to them.  The Inland affiliate has also been granted power to vote all investments held in the account.  The Company incurred fees totaling none and $488 for the three months ended March 31, 2009 and 2008 respectively.  As of March 31, 2009 and December 31, 2008, fees of $160 remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor has agreed to waive all fees due at the request of the Company.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $97 and $107 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009 and December 31, 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended March 31, 2009 and 2008, respectively, the Company had incurred no loan fees to this Inland affiliate.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred none and $19 of such costs for the three months ended March 31, 2009 and 2008, respectively.  None of these costs remained unpaid as of March 31, 2009 and December 31, 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  No such costs have been incurred by the Company during the three months ended March 31, 2009 and 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate's hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended March 31, 2009 and 2008, the Company incurred $183 and $37, respectively of these costs.  $240 and $189 of these costs remained unpaid as of March 31, 2009 and December 31, 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company is obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the three months ended March 31, 2009 and 2008.

The Company has service agreements with certain Inland affiliates, including its office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that the Company obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the three months ended March 31, 2009 and 2008, the Company incurred $974 and $412, respectively, of these reimbursements.  Of these costs, $447 and $209 remained unpaid as of March 31, 2009 and December 31, 2008, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  None of these costs remained unpaid as of March 31, 2009 and December 31, 2008.

(5)  Marketable Securities

Investment in marketable securities of $88,106 and $118,421 (original cost basis of $285,127 and $296,457 respectively) as of March 31, 2009 and December 31, 2008 respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive (loss) income until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized (losses) gains were equal to $(22,937) and $1,324 for the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009 and 2008, the Company recognized losses of $24,709 and $8,036, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the three months ended March 31, 2009 and 2008, the Company recognized net (losses) gains of $(2,239) and $226, respectively, on sales of securities.

During the three months ended March 31, 2009 and 2008, dividend income of $3,484 and $5,336, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  For the three months ended March 31, 2009 and the year ended December 31, 2008, $1,360 and $2,062, respectively, of dividend income remained unpaid, respectively, and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of March 31, 2009, the Company had gross unrealized gains of $2,134 and gross unrealized losses of $555 recorded in accumulated other comprehensive loss.  The Company does not consider the investments with

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

gross unrealized losses to be other than temporarily impaired as of March 31, 2009.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, additional other-than-temporary impairment losses may occur in future periods.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized at that time.  As a result of an overall improvement in the market, net unrealized gains totaled $21,595 as of April 30, 2009.

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2009 were as follows:

This table includes 13 security positions which were in an unrealized loss position at March 31, 2009.

The Company purchases a portion of its securities through a margin account.  As of March 31, 2009 and December 31, 2008, the Company had recorded a payable of $41,736 and $56,340, respectively, for securities purchased on margin which is included in “Mortgages and notes payable” in the accompanying consolidated balance sheets.  This debt bears a variable interest rate of London InterBank Offered Rate (LIBOR) plus 35 basis points.  At March 31, 2009, this rate was equal to 0.86%.  Interest expense on this debt in the amount of $107 and $1,141 was recognized within “Interest expense” on the accompanying consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively.  This debt is due on demand.  The value of the Company’s marketable securities serves as collateral for this debt.

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of March 31, 2009 and December 31, 2008, there had been a total of 70 options granted, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Expense of $4 and $3 related to these stock options was recorded during the three months ended March 31, 2009 and 2008, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,185 and $25,346, as of March 31, 2009 and December 31, 2008, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $535 and $614, for the three months ended March 31, 2009 and 2008, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or "shadow" tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the three months ended March 31, 2009 and 2008, ground lease rent expense was $2,511 and $2,341, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  For the three months ended March 31, 2009 and 2008, office rent expense was $192 and $225, respectively and is included in “Property operating expenses” in the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(8)  Notes Receivable

The Company has provided mortgage and development financing to third-parties.

The following table summarizes the Company’s notes receivable at March 31, 2009 and December 31, 2008:

(9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at March 31, 2009 and December 31, 2008.

Mortgages Payable

Mortgage loans outstanding as of March 31, 2009 were $4,290,001 and had a weighted average interest rate of 4.89%.  Of this amount, $4,074,325 had fixed rates ranging from 3.99% to 8.00% and a weighted average fixed rate of 5.01%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investment, the highest fixed rate on the Company’s mortgage debt was 8.0%.  The remaining $215,676 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 2.64%.  Properties with a net carrying value of

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

$6,136,190 at March 31, 2009 and related tenant leases are pledged as collateral.  As of March 31, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

Mortgage loans outstanding as of December 31, 2008 were $4,295,834 and had a weighted average interest rate of 4.88%. Of this amount, $4,060,067 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $235,767 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.81%.  Properties with a net carrying value of $6,158,082 at December 31, 2008 and related tenant leases are pledged as collateral.  As of December 31, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be advantageous, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on four of its consolidated development joint ventures.  These guarantees earn a fee of approximately 1% of the loan amount and are released upon certain pre-leasing requirements.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Notes Payable

Notes payable outstanding as of March 31, 2009 and December 31, 2008, were $50,404 and $50,428, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  The remaining $404 and $428, respectively, is a ten year $600 note, net of amortization, with a third party that bears interest at a rate of 2%.

Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources, and duration of its debt funding and, to a limited extent, the use of derivative instruments.

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative instruments, described below, are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements.  To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  As of March 31, 2009 and December 31, 2008, the Company’s intent is to remain a party to the derivative contracts described more fully below.  Accordingly, no amounts classified in accumulated other comprehensive loss are expected to be reclassified in the next 12 months.  During 2008, the Company executed two interest rate swaps, as noted above and described more fully below, to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of March 31, 2009 and December 31, 2008, the Company had two interest rate derivatives outstanding with the following terms.  In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing that effectively converts one-month LIBOR into a fixed-rate of approximately 3.81% for $8,250 of term loan debt.  In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing that effectively converts one-month LIBOR into a fixed-rate of approximately 4.06% for $75,000 of term loan debt.  The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives other than as described above.

The table below presents the fair value of the Company’s interest rate swaps as well as their classification on the consolidated balance sheets as of March 31, 2009 and December 31, 2008.

As of March 31, 2009 and December 31, 2008 these interest rate swaps were determined to be highly effective and accordingly no ineffectiveness was recorded relative to these interest rate swaps.  As of March 31, 2009 and December 31, 2008 there have been no termination events or events of default related to these interest rate swaps.  In addition, the Company has concluded that it is probable that the counterparty to these interest rate swaps will not default and it is probable that the forecasted transactions will occur.  The Company has no credit-risk contingent features in its agreements with the counterparty.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of March 31, 2009 and December 31, 2008, the Company had recorded a payable of $41,736 and $56,340, respectively, for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 35 basis points.  At March 31, 2009, this rate was equal to 0.86%.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

The maturity table excludes other financing obligations as described in Note 1.

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured credit agreement with KeyBank National Association and other financial institutions for up to $225,000 with an optional unsecured borrowing capacity of $75,000, for a total unsecured borrowing capacity of $300,000.  The agreement has an initial term of three years with a one-year extension option.  The line of credit required interest-only payments monthly on the outstanding balance at the rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of the Company’s net worth to total recourse indebtedness.  The outstanding balances on the line of credit at March 31, 2009 and December 31, 2008 was $225,000.  The Company was also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.20%, per annum, on the average daily undrawn funds under this agreement.  The credit agreement requires compliance with certain covenants, such as a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the Company’s consolidated indebtedness becomes due.  In the event the Company’s lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings.

On April 17, 2009, the Company entered into an amendment to the credit agreement. The terms of the amendment to the credit agreement call for:

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

•

an increase in interest rate to LIBOR (3% floor) plus 3.50%;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

•

an increase in the unused fees to 0.35% or to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of the Company’s common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010; and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  As of March 31, 2009, the Company was in compliance with all financial covenants, as amended.

Certain of the Company’s subsidiaries are in maturity default on six non-recourse mortgage payables totaling $54,945.  Such maturities are subject to limits set forth in the credit agreement and if they grow to higher levels, could cause a future default under the cross default provisions of the credit agreement.  Debt service remains current on these mortgages.

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

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland were $468 and $659 for the three months ended March 31, 2009 and 2008, respectively.  The Company received net operating cash distributions from MS Inland totaling $1,118 and $1,587 for the three months ended March 31, 2009 and 2008, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 and $80 of amortization related to this difference for the three months ended March 31, 2009 and 2008, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $318 and $332 during the three months ended March 31, 2009 and 2008, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The ownership percentages associated with Hampton Retail Colorado (Hampton), at March 31, 2009 and December 31, 2008, are based upon the maximum capital contribution obligations under the terms of the partnership.  The Company’s share of net loss in Hampton was $1,004 for the three months ended March 31, 2009.  During the year ended December 31, 2008, the partnership determined that the carrying values of certain of its assets were not recoverable and accordingly recorded its portion of an impairment loss in the amount of $3,504.

The Company reviewed the carrying value of its investment in unconsolidated joint ventures and determined that no impairment indicators existed as of March 31, 2009 and December 31, 2008.

(12)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States.  The Company’s shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations.  The Company internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company’s investment properties are considered a separate operating segment.  However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company’s properties are considered one reportable segment.

(13)  Earnings per Share

Basic net (loss) income per share (EPS) is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net (loss) income by the common shares plus shares issuable upon exercising options.  As of March 31, 2009 and December 31, 2008, options to purchase 70 shares of common stock at the weighted average exercise price of $9.70 per share, were outstanding.  These options to purchase shares had an immaterial effect on diluted EPS.

The basic and diluted weighted average number of common shares outstanding was 478,662 and 484,612 for the three months ended March 31, 2009 and 2008, respectively.

(14)  Income Taxes

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

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the three months ended March 31, 2009 and 2008, as a result of a loss during these periods.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.  Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary difference, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company believes any deferred tax asset will not be realized in future periods and therefore, has recorded a valuation allowance for the entire balance, resulting in no effect on the consolidated financial statements.

Differences between net (loss) income per the consolidated statements of operations and the Company’s taxable income primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on the investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

The Company adopted the provisions of FIN 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision, liabilities of none and $130 are recorded as of March 31, 2009 and December 31, 2008, respectively.  The Company believes that it has no uncertain tax positions that do not meet the “more likely than not” recognition threshold as of March 31, 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of March 31, 2009.  Returns for the calendar years 2005 through 2008 remain subject to examination by federal and various state tax jurisdictions.

(15)  Provision for Asset Impairment

During the three months ended March 31, 2009, the Company recorded an asset impairment charge of $20,400 related to a multi-tenant retail operating property located in Mesa, Arizona.  No asset impairments were recorded during the three months ended March 31, 2008.

The Company identified certain indicators of impairment during the first quarter for this property, such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  The Company performed a cash flow valuation analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded an impairment loss related to this property consisting of the excess carrying value of the asset over its estimated fair value, which is calculated utilizing numerous assumptions including market rental rates, capitalization rates and discounted rates, within the accompanying consolidated statements of operations.

(16)  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB issued FSP No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities not measured on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted SFAS No. 157

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

and FSP No. FAS 157-2 on January 1, 2008 and, as neither SFAS No. 157 nor FSP No. FAS 157-2 requires any new fair value measurements or remeasurements of previously computed fair values, their adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2009 and December 31, 2008.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions except for derivative liability, which is included in other liabilities.

The fair value of the financial instruments shown in the above table as of March 31, 2009 and December 31, 2008 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

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

•

Debt: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The carrying value of the Company's other indebtedness approximate fair value because of the relatively short maturity of these instruments.

•

Other financings: Other financings on the consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the LLC or LP agreement contains put/call arrangements which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest in future periods for fixed amounts.  The Company believes the fair value of other financings is that amount which is the fixed amount at which it would settle, which approximates its carrying value.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

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

Fair Value Hierarchy

SFAS No. 157 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  In accordance with SFAS No. 157, the following summarizes the fair value hierarchy:

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2009 and December 31, 2008:

During the three months ended March 31, 2009, the Company recorded an asset impairment charge of $20,400 related to one of its consolidated operating properties.  The Company’s estimated fair value relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating property was classified within Level 3 of the fair value hierarchy.

(17)  Recent Developments

On January 9, 2009, the Company repaid $27,233 of construction loan debt and accrued interest on the property known as Shoppes at Stroud, located in Stroudsburg, Pennsylvania.  The construction loan had a variable interest rate of 1.97% as of December 31, 2008.

On January 13, 2009, the Company’s board of directors amended the DRP effective March 1, 2009, solely to modify the purchase price to $8.50 per share.

On March 10, 2009, the Company acquired another phase of the property known as Southlake Town Square, located in Southlake, Texas, for a purchase price of $16,000 with 35,436 square feet secured by a mortgage payable of $9,200 with a fixed interest rate of 6.75% and a term of two years.

On March 19, 2009, the Company’s board of directors declared the first quarter 2009 distribution to be $0.048783 per share, payable to recordholders as of that date.

During the quarter ended March 31, 2009, the Company closed on one mortgage payable in the amount of $13,970 with a fixed interest rate of 7.00% and a term of three years on an existing property.

During the quarter ended March 31, 2009, the Company refinanced two mortgages payable totaling $45,760 with fixed interest rates of 4.18% and 4.56% with new borrowed amounts totaling $37,400 with fixed interest rates of 7.70% and 7.25% and terms of ten years.

During the quarter ended March 31, 2009, the Company funded earnouts totaling $2,240 to purchase an additional 7,365 square feet at two existing properties.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of March 31, 2009, based on pro-forma leasing rates, the Company may pay as much as $27,911 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one construction loan agreement and three other installment note agreements in which the Company has committed to fund up to a total of $29,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2009 and December 31, 2008, was $25,696 and $25,715, net of allowances of $300 and $300, respectively.  The Company may be required to fund up to an additional $1,214 on these loans as all four of the agreements are non-revolving and some principal payments have already been received.

The Company guarantees a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of March 31, 2009, the amount guaranteed by the Company was $17,944; however, as these guarantees are with consolidated entities the potential full liability associated with these guarantees has not been recorded.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt.  On January 9, 2009, the Company paid off the entire outstanding balance of $27,160, releasing the guarantee.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of March 31, 2009, had an outstanding balance of $19,417, of which the Company has guaranteed 25%, or $4,854.  Upon achieving a debt service coverage ratio of 1.25, the guaranteed amount is reduced to 15% of the outstanding loan balance.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of March 31, 2009, had an outstanding balance of $5,891, of which the Company has guaranteed 15%, or $884.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of March 31, 2009, had an outstanding balance of $55,447, of which the Company has guaranteed 15%, or $8,317.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land and developing a shopping center located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (Target).  Under the terms of the agreement, Target had the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, were not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company had guaranteed the put option with Green Valley.  On December 1, 2008, the put agreement was released.  In addition, as part of the project, the joint venture obtained construction debt which as of March 31, 2009, had an outstanding balance of $9,722, of which the Company has guaranteed 40%, or $3,889.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of March 31, 2009, the Company had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year, and they will remain outstanding until all claims from the relative policy year are closed.  There were also five letters of credit relating to four development projects as security for utilities and completion.  The balance of outstanding letters of credit at March 31, 2009 was $29,929, and none have been drawn upon.

The Company has entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  The Company has outstanding interest rate lock deposits under the agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to May 29, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, the Company was not required to make additional rate lock deposits, and determined that the carrying value of the rate lock deposits were fully recoverable as of March 31, 2009.  The balance of the rate lock deposits as of March 31, 2009 and December 31, 2008 was $1,220.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(19)  Litigation

The Company previously disclosed in its Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to the Company and its shareholders, in connection with the Company’s merger with its business manager/advisor and property managers as reflected in its Proxy Statement dated September 12, 2007 (the "Proxy Statement").  All the defendants, including the Company, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (“Order”), the court granted in part the defendants' motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that the Company’s board of directors breached their fiduciary duties to the Company and its shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by the Company under the merger agreement was fair to the Company from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

In connection with this litigation, the Company continues to advance legal fees for certain directors and officers and William Blair & Company, LLC as part of its obligations under existing indemnity provisions.  The Company believes the plaintiffs’ allegations are without merit and intends to vigorously defend the lawsuit.

(20)  Subsequent Events

During the period from April 1, 2009 through May 12, 2009, the Company:

•

issued 1,209 additional shares of common stock through the DRP, resulting in a total of 479,974 of common stock outstanding at May 11, 2009;

•

paid distributions of $23,356, representing $0.048783 per share, to shareholders in April 2009 for the quarter ended March 31, 2009;

•

paid $1,048 and $5,812 to the Company’s partners in two consolidated joint ventures to fulfill their respective redemption interests;

•

funded additional capital of $328 on one existing unconsolidated development joint venture;

•

funded additional capital of $301 on two existing development joint ventures;

•

closed on the sale of a single tenant office building consisting of approximately 389,000 square feet, located in Greensboro, North Carolina with a sales price of $53,000, which resulted in net proceeds of $18,938 and a gain on sale of $4,807.  The buyer, an Inland affiliate, assumed the mortgage payable of $33,040;

•

closed on the sale of a single tenant office building consisting of approximately 396,000 square feet, located in Salt Lake City, Utah  with a sales price of $46,000, which resulted in net proceeds of $14,869 and a gain on sale of $3,175.  The buyer, an Inland affiliate, assumed the mortgage payable of $30,149;

•

sold a vacant land parcel adjacent to an existing development joint venture for a price of $650;

•

borrowed an additional $4,750 of margin debt related to the Company’s investment in marketable securities;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

•

paid an extension fee of $18 to extend the maturity date of one mortgage payable with a principal balance of $7,179 and a fixed interest rate of 4.96% from April 1, 2009 to June 1, 2009;

•

paid an extension fee of $19 to extend the maturity date of one mortgage payable with a principal balance of $7,562 and a fixed interest rate of 4.96% from April 1, 2009 to June 1, 2009;

•

paid an extension fee of $10 to extend the maturity date of one mortgage payable with a principal balance of $5,342 and a fixed interest rate of 4.39% from May 1, 2009 to June 1, 2009;

•

paid an extension fee of $10 to extend the maturity date of one mortgage payable with a principal balance of $23,766 and a fixed interest rate of 8.00% from May 1, 2009 to June 1, 2009;

•

paid an extension fee of $20 to extend the maturity date of one mortgage payable with a principal balance of $12,700 and a fixed interest rate of 4.29% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $49 to extend the maturity date of one mortgage payable with a  principal balance of $19,525 and a fixed interest rate of 3.99% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $37 to extend the maturity dates of two mortgages payable on one investment property with a combined principal balance of $14,865 and fixed interest rates of 4.91% and 4.95% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $27 to extend the maturity dates of two mortgages payable on one investment property with a combined principal balance of $10,810 and fixed interest rates of 4.96% and 5.13% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $110 to extend the maturity date of one mortgage payable with a principal balance of $44,000 and a variable interest rate of 2.54% from June 1, 2009 to July 1, 2009;

•

funded a principal paydown of $4,000 to extend the maturity date of one mortgage payable with a principal balance of $14,200 and a variable interest rate of 2.02% from May 12, 2009 to October 12, 2009;

•

refinanced a mortgage payable of $23,650 with a fixed interest rate of 4.53% with a new borrowed amount of $17,350 with a variable interest rate of 6.50% and a term of 5 years;

•

closed on one mortgage payable in the amount of $8,300, with a fixed interest rate of 7.48% and a term of 10 years on an existing property;

•

funded a partial principal paydown of $2,350 for one mortgage payable with an original principal balance of $8,550 and a fixed interest rate of 5.48%;

•

maturity defaults on mortgages payable – refer to Note 10;

•

entered into an amendment to the credit agreement – refer to Note 10, and

•

repaid $33,000 on the unsecured line of credit.

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2009.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of March 31, 2009, our portfolio consisted of 291 operating properties wholly-owned by us and thirteen operating properties in which we own between 5% and 98% (the consolidated operating joint venture properties), for a total of 304 operating properties.  We have also invested in seven other operating properties that we do not consolidate and twenty-two properties in seven development joint ventures, six of which we consolidate.

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

The properties in our portfolio are located in 38 states.  As of March 31, 2009, our consolidated and wholly-owned portfolio consisted of 182 multi-tenant shopping centers and 122 free-standing, single-user properties of which 106 are net lease properties.  The consolidated and wholly-owned portfolio contains an aggregate of approximately 45.8 million square feet of gross leasable area (GLA), of which approximately 88% of the GLA was physically leased and 89% was economically leased.  The weighted average occupied GLA was 88% and 89% as of March 31, 2009 and December 31, 2008, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized revenue as of March 31, 2009, approximately 66% is generated by anchor, single or credit tenants, including PetSmart, Bed, Bath & Beyond, Ross Dress for Less, Wal-Mart, Hewitt Associates, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Of the 304 wholly-owned and consolidated joint venture properties as of March 31, 2009, 136 properties were located west of the Mississippi River.  These 136 properties equate to approximately 46% of our GLA and approximately 46% of our annualized base rental income as of March 31, 2009.  The remaining 168 properties are located east of the Mississippi River.

During the three months ended March 31, 2009, we invested approximately $18,240 for the acquisition of an additional phase at one of our existing operating properties and funding of two earnouts at two existing properties, containing a total GLA of approximately 42,800 square feet.  We also invested approximately $1,072 and $1,284 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $11,986 in investor proceeds through our DRP, $64,741 in proceeds from the sale of one operating property and obtained approximately $60,570 in mortgage proceeds from new and refinanced mortgages.

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

Economic Conditions

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  Different regions of the United States have and may continue to experience varying degrees of economic growth or distress.  Adverse changes in general or local economic conditions could result in the inability of some tenants of ours to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants.  Our shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior anchor tenants (Bed Bath & Beyond, Kohl’s, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than higher-priced luxury items.  In addition, we seek to reduce our operating and leasing risks through ownership of a portfolio of properties with a diverse geographic presence and tenant base.

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

Although certain individual tenants within our portfolio have filed for bankruptcy protection as discussed above, we believe that several of our major tenants, including Wal-Mart, Home Depot, Kohl’s, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their current credit quality. This stability is further evidenced by these tenants’ relatively constant same store sales growth in the current economic environment.  However, recent headlines continue to describe the plight of subprime borrowers, the general troubles in the housing market and the potential for such problems to impact consumer spending.  Consumers’ concerns regarding the health of the U.S. economy and its impact on disposable income have caused broad changes in shopping patterns. Consumers appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods. As a result, many of our core retailers are believed to be doing well and are still pursuing new store locations. Weaker retailers, some of which have locations in our portfolio, are feeling pressure and are expected to continue to experience difficulty in this environment.

Historical occupancy rates in our shopping center portfolio have ranged from 98% to 88% since our inception in 2003.  Also, average base rental rates have increased from $12.83 to $13.26 since 2003.  Anticipating that more store closings are likely to occur this coming year, we continue to be proactive in our leasing strategy to reflect a more conservative stance.  We focus on maintaining occupancy by pursuing new lease commitments.  Moreover, to date we have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we are currently of the belief that the position of our portfolio and the general diversity and credit quality of our tenant base will enable us to successfully navigate through these challenging economic times.

Institutional and Development Joint Ventures

During 2007, we began our two-pronged joint venture strategy – institutional and development.  Our initial institutional joint venture program was launched in April 2007 by the creation of a new entity with equity contributions made by our joint venture partner and a combination of asset and equity contributions by us.  Our joint venture partner is a large state pension fund, advised by Morgan Stanley Real Estate Advisors.  We initially contributed approximately $336,000 of assets to the joint venture with the intention of contributing an additional $164,000 in assets, followed by an additional $500,000 of new assets to be acquired.  We are the managing member of the joint venture and earn fees for asset management, property management, leasing, acquisitions and dispositions.  We earned fees of $318 and $332 during the three months ended March 31, 2009 and 2008, respectively.

Also during 2007, we launched our development joint venture program which involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Currently we have seven development joint ventures totaling $109,425 of equity contributed by us, all anticipated to earn a preferred return of not less than 9%.  Total costs of these developments are expected to be $421,312.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 in equity on to be named developments, $9,096 of which was committed as of March 31, 2009.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best execution if that involves a sale of the developed property at which time we will share in the proceeds realized upon the consummation of a sale.

Our consolidated joint ventures have the following shopping center projects under construction.  At March 31, 2009, $180,990 of costs had been incurred in relation to these development projects.

The consolidated joint venture development estimated funding schedule, as of March 31, 2009, is as follows:

Of the four construction loans related to our consolidated joint venture developments, two of the loans mature in the third quarter of 2009, and one matures in the fourth quarter of 2009.  The amount of recourse to us relative to these loans ranges from 15% to 25% of the outstanding balance and amounts to $14,055 as of March 31, 2009.

One of our unconsolidated joint ventures has the following shopping center project under construction. At March 31, 2009, $49,380 of costs had been incurred in relation to this development project.

The unconsolidated joint venture development estimated funding schedule, as of March 31, 2009, is as follows:

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

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the three months ended March 31, 2009, there were no significant changes to these policies, except as follows.

Acquisition of Investment Property

In December 2007, the FASB issued SFAS No. 141(R): Business Combinations.  SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, if any; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted SFAS No. 141(R) on January 1, 2009 and all subsequent real estate acquisitions are accounted for under this standard, as we believe most operating real estate assets meet the revised definition of a business under SFAS No. 141(R).

We allocate the purchase price of each acquired investment property between land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market and the value of customer relationships, if any, and goodwill if determined, to meet the definition of a business under SFAS No. 141(R).  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that are relevant to our purchase price allocations; however, we are ultimately responsible for the purchase price allocations.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rent payments during an assumed lease-up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and consider various factors including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, our investment properties, including developments in progress, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, significant decreases in property net operating income and occupancy percentages.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

In accordance with EITF Issue No. 08-6: Equity Method Investment Accounting Considerations and APB Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, as amended by SAB No. 111, our investments in unconsolidated joint ventures are reviewed for potential impairment, including impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

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

Derivative and Hedging Activities

We adopted SFAS No. 161: Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 as of January 1, 2009.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133: Accounting for Derivative Instruments and Hedging Activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

In accordance with SFAS No. 133, all derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets” or “Other liabilities.”  On the date that we enter into a derivative, we designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive (loss) income, until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness is reported in net (loss) income.  We do not use derivatives for trading or speculative purposes.

Results of Operations

Comparison of the three months ended March 31, 2009 to March 31, 2008

The table below presents operating information for our same store portfolio consisting of 301 operating properties acquired or placed in service prior to January 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31						
		2009		2008		Increase (Decrease)	% Change
Revenues:							
Same store investment properties (301 properties):							
Rental income	$	133,477	$	141,180	$	(7,703)	(5.5)
Tenant recovery income		32,372		36,513		(4,141)	(11.3)
Other property income		3,527		8,772		(5,245)	(59.8)
Other investment properties:							
Rental income		3,527		995		2,532	254.5
Tenant recovery income		930		268		662	247.0
Other property income		26		23		3	13.0
Total rental and additional income		173,859		187,751		(13,892)	(7.4)
Expenses:							
Same store investment properties (301 properties):							
Property operating expenses		30,721		30,454		267	0.9
Real estate taxes		23,876		20,783		3,093	14.9
Other investment properties:							
Property operating expenses		1,378		303		1,075	354.8
Real estate taxes		820		150		670	446.7
Total property operating expenses		56,795		51,690		5,105	9.9
Property net operating income:							
Same store investment properties		114,779		135,228		(20,449)	(15.1)
Other investment properties		2,285		833		1,452	174.3
Total net operating income		117,064		136,061		(18,997)	(14.0)
Other income:							
Straight-line rental income		2,434		3,280		(846)	
Insurance captive income		515		541		(26)	
Amortization of above and below market lease intangibles		610		648		(38)	
Dividend income		3,484		5,336		(1,852)	
Interest income		473		1,359		(886)	
Equity in income of unconsolidated joint ventures		-		299		(299)	
Other income		-		565		(565)	
Total other income		7,516		12,028		(4,512)	(37.5)
Other expenses:							
Straight-line ground rent expense		1,012		949		63	
Straight-line bad debt expense		1,792		828		964	
Insurance captive expense		733		430		303	
Depreciation and amortization		65,856		65,778		78	
Provision for asset impairment		20,400		-		20,400	
Loss on lease terminations		5,735		3,124		2,611	
General and administrative expenses		4,805		4,402		403	
Equity in loss of unconsolidated joint ventures		466		-		466	
Interest expense		56,139		54,937		1,202	
Recognized loss on marketable securities, net		26,948		7,810		19,138	
Other expense		2,783		-		2,783	
Total other expenses		186,669		138,258		48,411	35.0
Discontinued operations:							
Operating income		23		294			
Gain on sale of investment property		12,212		-			
Income from discontinued operations		12,235		294		11,941	4,061.6
Net (loss) income		(49,854)		10,125		(59,979)	(592.4)
Net loss (income) attributable to noncontrolling interests		3,174		(362)		3,536	976.8
Net (loss) income attributable to Company	$	(46,680)	$	9,763	$	(56,443)	(578.1)

Net operating income decreased by $18,977, or 14.0%.  Total rental income, tenant recovery and other property income decreased by $13,892, or 7.4%, and total property operating expenses increased by $5,105, or 9.9%, for the three months ended March 31, 2009, as compared to March 31, 2008.

Rental income.  Rental income decreased $7,703, or 5.5%, on a same store basis from $141,180 to $133,477.  The same store decrease is primarily due to:

•

a decrease of $7,634 due to the early termination of certain tenant leases, co-tenancy rent reductions and tenant bankruptcies;

•

a decrease of $922 in percentage rent due to decreased tenant sales resulting from current general economic conditions; partially offset by

•

an increase of $603 in rental income due to base rent increases related to existing tenants;

•

an increase of $240 due to the buildout and leasing of additional square footage, and

•

an increase of $700 due to earnouts completed subsequent to the three months ended March 31, 2008.

Overall, rental income decreased $5,171, or 3.6%, from $142,175 to $137,004.  The other investment properties experienced:

•

an increase of $1,167 due to investment properties acquired subsequent to March 31, 2008, and

•

an increase of $1,375 related to development properties placed into service subsequent to March 31, 2008.

Tenant recovery income.  Tenant recovery income decreased $4,141, or 11.3%, on a same store basis from $36,513 to $32,372, primarily due to:

•

reduced occupancy as a result of increased tenant vacancies resulting from bankruptcies and early lease terminations resulting from the current economic challenges facing tenants, and

•

a reduction in the 2008 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the three months ended March 31, 2009.

Overall, tenant recovery income decreased $3,479, or 9.5%, from $36,781 to $33,302, primarily due to the decrease in the same store portfolio described above, partially offset by recovery income from other investment properties purchased after December 31, 2007.

Other property income.  Other property income decreased overall by $5,242, or 60.0%.  The decrease is primarily attributable to a $5,000 lease termination fee earned during the three months ended March 31, 2008.

Property operating expenses. Property operating expenses increased $267, or 0.9%, on a same store basis from $30,454 to $30,721.  The same store increase is primarily due to bad debt expense of $722 as increased tenant bankruptcies and the current economic challenges facing tenants.

The net increase was partially offset by the following items:

•

a decrease in insurance expense of $274, primarily related to a reduction in insurance premiums;

•

a decrease in certain non-recoverable and recoverable expenses of $140, and

•

a decrease in actual operating expenses attributable to the property management companies of $41.

Overall, property operating expenses increased $1,342, or 4.4%, from $30,757 to $32,099, due to the increase in the same store portfolio described above, as well as an increase of $1,075 in other investment properties, as follows:

•

an increase in bad debt expense of $279, and

•

an increase in certain non-recoverable and recoverable expenses of $796 related to the acquisition of properties and completions of earnouts subsequent to January 1, 2008.

Real estate taxes.  Real estate taxes increased $3,093, or 14.9%, on a same store basis from $20,783 to $23,876.  This increase is primarily due to:

•

an increase of $952 related to properties where vacated tenants with triple net leases had previously paid real estate taxes directly to the taxing authorities and accordingly the expense was not reflected in our consolidated financial statements during the three months ended March 31, 2008;

•

an increase of $1,040 in prior year estimates adjusted during the three months ended March 31, 2009, based on actual real estate taxes paid;

•

a decrease of $354 in real estate tax refunds received for prior year tax assessment adjustments, and

•

an increase of $812 in 2008 real estate tax expenses due to normal increases in assessed values averaging approximately 4%.

Overall, real estate taxes increased $3,763, or 18.0%, from $20,933 to $24,696.  The other investment properties representing properties acquired subsequent to December 31, 2007, and phases of developments placed into service subsequent to March 31, 2008, resulted in an increase in real estate taxes of $670.

Other income. Other income decreased $4,512, or 37.5%. This decrease was due primarily to:

•

a decrease in dividend income of $1,852 due to dividend reductions and suspensions associated with our investments in marketable securities;

•

a decrease in interest income primarily due to decreases of $314 as a result of full or partial payoffs of notes receivable subsequent to March 31, 2008 and $484 as a result of decreases in operating cash and short-term investments receiving lower interest rates in interest bearing accounts; and

•

a decrease of $846 in straight-line rental income primarily due to reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies and tenants with co-tenancy rent reductions.

Other expenses. Other expenses increased $48,411, or 35.0%. This increase was primarily due to:

•

a $20,400 increase in the provision for asset impairment during the three months ended March 13, 2009, related to a multi-tenant property located in Mesa, Arizona;

•

an increase in recognized loss on marketable securities of $19,138 primarily as a result of a $24,709 decline in the first quarter of 2009 in the fair value of certain marketable securities determined to be other-than-temporary as compared to other-than-temporary impairment of $8,036 in the first quarter of 2008;

•

an increase in other expense of $2,783 primarily related to the joint venture partner redemption discussed in Note 1 to the consolidated financial statements;

•

an increase in loss on lease terminations of $2,611 as a result of an increase in tenants that vacated prior to lease expiration due to an increase in tenant bankruptcies and current economic challenges facing tenants;

•

an increase of $1,202 in interest expense primarily due to increases in the outstanding mortgage payable balances, the fixed to variable spread on our interest rate swaps, which were not in place during the first quarter of 2008, decreases in capitalized interest due to phases of our development joint ventures being placed into service, partially offset by decreases in margin interest; and

•

an increase of $964 in bad debt expense related to straight-line rent receivables as a result of increased tenant bankruptcies and the overall increase in tenant receivables.

Discontinued operations.  Discontinued operations consist primarily of amounts related to four properties that we sold in 2007 and one property that we sold during the first quarter of 2009.  On January 15, 2009, we closed on the sale of one multi-tenant lifestyle center with a sales price of $65,000, which resulted in net sales proceeds of $31,111 after repayment of the $33,630 mortgage payable and a gain on sale of $12,212.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our (loss) income from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as "Funds from Operations" or FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net (loss) income computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation on investment properties and amortization after adjustments for unconsolidated joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to  "Net Income" as an indicator of our performance nor to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended March 31, 2009 and 2008 were $5,735 and $3,124, respectively.

The decline in funds from operations in 2009 resulted primarily from non-cash impairments recognized on marketable securities and one investment property.  Other-than-temporary impairment on marketable securities of $24,709 and asset impairment of $20,400 were recognized during the three months ended March 31, 2009.  Despite impairment losses recognized, such losses are not realized and accordingly, we believe that our marketable securities will continue to generate dividend income and, if the equity market recovers, we may be able to sell marketable securities at prices in excess of our current carrying values although there can be no assurance that we will be able to do so.

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.05 per share distribution declared for the three months ended March 31, 2009 represented 172.2% of our FFO for the period.  The $0.16 per share distribution declared for the three months ended March 31, 2008, represented 97.4% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

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

During the past year, increased perceived risk has caused borrowing spreads over treasury rates to reach higher levels than previously experienced.  This uncertainty re-emphasizes the need to access diverse sources of capital, maintain liquidity and stage debt maturities carefully.  Most significantly, it underscores the importance of a conservative balance sheet that provides flexibility in accessing capital and enhances our ability to manage assets with limited restrictions.  A conservative balance sheet allows us to be opportunistic in our investment strategy and in accessing the most efficient and lowest cost financing available.

We maintain a credit agreement with a syndicate of financial institutions.  While not a significant component of our capital structure, the credit agreement provides for borrowings of $225,000, amended as described below, if certain financial covenants are maintained and a maturity date of October 2010, with a one-year extension option.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings.

On October 15, 2007, we entered into an unsecured credit agreement, as described above, with KeyBank National Association and other financial institutions for up to $225,000 with an optional unsecured borrowing capacity of $75,000, for a total unsecured borrowing capacity of $300,000.  The agreement has an initial term of three years with a one-year extension option.  The line of credit required interest-only payments monthly on the outstanding balance at the rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of our net worth to total recourse indebtedness.  The outstanding balance on the line of credit at March 31, 2009 and December 31, 2008 was $225,000.  We were also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.20%, per annum, on the average daily undrawn funds under this agreement.  The credit agreement requires compliance with certain covenants, such leverage ratios and fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions.

On April 17, 2009, we entered into an amendment to the credit agreement.  The terms of the amendment to the credit agreement call for:

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

•

an increase in interest rate to LIBOR (3% floor) plus 3.50%;

•

an increase in the unused fees to 0.35% or to 0.50% depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool subject to certain financial covenants related to loan-to-value and debt service coverage (secured by mortgage interests in each asset) beginning March 31, 2010;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010; and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  As of March 31, 2009, we were in compliance with all financial covenants, as amended.

Certain of our subsidiaries are in maturity default on six non-recourse mortgage payables totaling $54,945.  Such maturities are subject to limits set forth in the credit agreement governing our outstanding line of credit, and if they grow to higher levels, could cause a future default under the cross default provisions of that credit agreement.  Debt service remains current on these mortgages.

Based on our current business plans, we believe we will be able to operate in compliance with our covenants under the credit agreement for 2009 and beyond.

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

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  Our strategy has been and continues to be to procure financing on an individual asset, non-recourse basis to preserve our corporate credit.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions, although there currently appear to be few such opportunities.  We continue to review prospective investments based upon risk and return attributes.

Our principal demands for funds have been and will continue to be for payment of operating expenses, payment of interest on outstanding indebtedness, shareholder distributions, and beginning in the second quarter of 2009 refinancings of property level indebtedness.  Generally, cash needs for items other than property acquisitions have been met from operations.  Cash needs for 2009 debt maturities will primarily need to come from refinancing proceeds, the amount and terms which are unknown due to the inactivity in the debt market.  Cash needs for 2009 will also be met by the retention of cash expected from the suspension of the SRP and reduction of distributions.

As of March 31, 2009, we had cash and cash equivalents of $140,780.  At the current operating levels we anticipate that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness and recurring tenant improvements.  In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.  However, there can be no assurance that such sales will occur, or, if they occur, that they will materially assist in reducing our indebtedness.

During the three months ended March 31, 2009, we obtained aggregate secured financings of $67,639 with interest rates ranging from 1.90% to 7.70% and maturities up to ten years.  This amount includes $45,760 of mortgage debt refinanced to new borrowed amounts of $37,400 at a weighted average rate of 7.5% with ten year maturities.  We repaid $33,630 in mortgage debt and $27,160 in construction loan debt from our net cash flow after distributions to shareholders.

We continue to evaluate our maturing mortgage debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  Our remaining 2009 mortgage debt maturities of $1,014,450 mature as follows: $189,701 in the second quarter; $498,229 in the third quarter and $326,520 in the fourth quarter of 2009.  As we continue our efforts to refinance our maturing mortgage debt, maturity defaults have occurred on certain of our mortgage debt and we anticipate additional maturity defaults will occur due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Such maturity defaults are subject to limits set forth in the credit agreement governing our outstanding line of credit, and if they grow to higher levels, could cause a future default under the cross default provisions of the credit agreement.  No assurance can be provided that the aforementioned obligations will be refinanced or repaid as currently anticipated and as a result, we may consider conveying properties to lenders in satisfaction of the underlying mortgage debt obligations.

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

We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2009.  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us in 2009 and 2010.  We intend to seek refinancing on all of our indebtedness coming due in 2009 and 2010; but, when we deem appropriate we will seek extensions of the existing indebtedness.  We can not be assured that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2009 will further benefit our refinancing efforts and our cash position.

Liquidity

We anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and distribution payments in accordance with REIT requirements.  To assist in the refinancing needs, we intend to utilize a combination of equity raised from expected asset sales, retained capital as a result of suspension of the share repurchase program, and the change in the dividend policy announced with the intention of paying at least 90% of taxable income to maintain our REIT status.  In addition, we are pursuing prospective refinancings and extensions in order to fund our debt repayments and, to the extent deemed appropriate, minimizing further capital expenditures.  While we review numerous investment opportunities, we do not expect to invest significant capital in these investment opportunities until debt maturities are appropriately addressed.

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

Mortgages Payable.  Mortgage loans outstanding as of March 31, 2009 were $4,290,001 and had a weighted average interest rate of 4.89%.  Of this amount, $4,074,325 had fixed rates ranging from 3.99% to 8.00% and a weighted average fixed rate of 5.01%.  The remaining $215,676 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 2.64%.  Properties with a net carrying value of $6,136,190 at March 31, 2009 and related tenant leases are pledged as collateral.  As of March 31, 2009, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Shareholder Liquidity.  We provide the following programs to facilitate investment in our shares and to provide limited, interim liquidity for our shareholders until such time as a market for the shares develops:

The DRP, subject to certain share ownership restrictions, allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance. In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2009, solely to modify the purchase price. Thus, on or after March 1, 2009, additional shares of our stock purchased under the DRP has been purchased at a price of $8.50 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price. Prior to this change on March 1, 2009, participants were able to acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share.  As of March 31, 2009, we had issued 63,104 shares pursuant to the DRP for an aggregate amount of $617,456.

Capital Resources

At March 31, 2009, our capitalization consisted of $4,607,141 of debt and $2,522,334 of total equity.  At March 31, 2009, our total debt consisted of $4,124,729 of fixed-rate debt and $482,412 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2008, our total debt consisted of $4,110,495 of fixed-rate debt and $517,107 of variable-rate debt.

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

Our credit agreement contains certain financial and operating covenants, including, among other things, leverage and fixed charge coverage ratios, as well as limitations on our ability to incur recourse indebtedness.  Although we intend to operate in compliance with these covenants as modified by the amendment, if we were to violate these covenants, we may be subject to higher finance costs and fees or accelerated maturities.

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under the agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to May 29, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits, and determined that the carrying value of the rate lock deposits were fully recoverable as of March 31, 2009.  The balance of the rate lock deposits as of March 31, 2009 and December 31, 2008 was $1,220.

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

Statement of Cash Flows Comparison for the Three Months Ended March 31, 2009 and 2008

Cash Flows from Operating Activities

Cash flows provided by operating activities were $51,576 and $88,476 for the three months ended March 31, 2009 and 2008, respectively, which consists primarily of net income from property operations.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $40,170 and $(58,078), respectively, for the three months ended March 31, 2009 and 2008.  Of these amounts, $16,488 and $65,625 were used for acquisition of new properties and earnouts at existing properties during the three months ended March 31, 2009 and 2008, respectively.  During the three months ended March 31, 2009, we sold one property which resulted in sales proceeds of $64,741.  In addition, during the three months ended March 31, 2009 and 2008, we purchased marketable securities of $15 and $17,947, respectively, and sold marketable securities of $7,393 and $717, respectively.

We will attempt to dispose of select non-core assets in 2009.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $72,133 and $23,741, respectively, for the three months ended March 31, 2009 and 2008.  We paid none and $56,381 for shares repurchased through the SRP for the three months ended March 31, 2009 and 2008, respectively.  We also (used)/generated $(40,535) and $58,412 for the three months ended March 31, 2009 and 2008, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of principal payments, payoffs and the payment of fees and deposits.  During the three months ended March 31, 2009 and 2008, we also (used)/generated $(14,604) and $12,381, respectively, through the net purchase of securities on margin.  We paid $13,584 and $38,153 in distributions, net of distributions reinvested through DRP, to our shareholders for the three months ended March 31, 2009 and 2008, respectively.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  Based on pro-forma leasing rates, we may pay as much as $27,911 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement and three other installment note agreements in which we have committed to fund up to a total of $29,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2009 and December 31, 2008 was $25,696 and $25,715, net of allowances of $300 and $300, respectively.  We may be required to fund up to an additional $1,214 on these loans as all four of the agreements are non-revolving and some principal payments have already been received.

We guarantee a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of March 31, 2009, the amount guaranteed by us was $17,944; however, as these guarantees are with consolidated entities, the potential liability associated with these guarantees has not been recorded.

As of March 31, 2009, we had eight irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims.  There were also five letters of credit relating to four development projects as security for utilities and completion.  The balance of outstanding letters of credit at March 31, 2009 was $29,929, and none have been drawn upon.

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under the agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to May 29, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits, and determined that the carrying value of rate lock deposits were fully recoverable as of March 31, 2009.  The balance of the rate lock deposits as of March 31, 2009 and December 31, 2008 was $1,220.

Subsequent Events

During the period from April 1, 2009 through May 12, 2009, we:

•

issued 1,209 additional shares of common stock through the DRP, resulting in a total of 479,974 of common stock outstanding at May 11, 2009;

•

paid distributions of $23,356, representing $0.048783 per share, to shareholders in April 2009 for the quarter ended March 31, 2009;

•

paid $1,048 and $5,812 to our partners in two consolidated joint ventures to fulfill their respective redemption interests;

•

funded additional capital of $328 on one existing unconsolidated development joint venture;

•

funded additional capital of $301 on two existing development joint ventures;

•

closed on the sale of a single tenant office building consisting of approximately 389,000 square feet, located in Greensboro, North Carolina with a sales price of $53,000, which resulted in net proceeds of $18,938 and a gain on sale of $4,807.  The buyer, an Inland affiliate, assumed the mortgage payable of $33,040;

•

closed on the sale of a single tenant office building consisting of approximately 396,000 square feet, located in Salt Lake City, Utah  with a sales price of $46,000, which resulted in net proceeds of $14,869 and a gain on sale of $3,175.  The buyer, an Inland affiliate, assumed the mortgage payable of $30,149;

•

sold a vacant land parcel adjacent to an existing development joint venture for a price of $650;

•

borrowed an additional $4,750 of margin debt related to our investment in marketable securities;

•

paid an extension fee of $18 to extend the maturity date of one mortgage payable with a principal balance of $7,179 and a fixed interest rate of 4.96% from April 1, 2009 to June 1, 2009;

•

paid an extension fee of $19 to extend the maturity date of one mortgage payable with a principal balance of $7,562 and a fixed interest rate of 4.96% from April 1, 2009 to June 1, 2009;

•

paid an extension fee of $10 to extend the maturity date of one mortgage payable with a principal balance of $5,342 and a fixed interest rate of 4.39% from May 1, 2009 to June 1, 2009;

•

paid an extension fee of $10 to extend the maturity date of one mortgage payable with a principal balance of $23,766 and a fixed interest rate of 8.00% from May 1, 2009 to June 1, 2009;

•

paid an extension fee of $20 to extend the maturity date of one mortgage payable with a principal balance of $12,700 and a fixed interest rate of 4.29% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $49 to extend the maturity date of one mortgage payable with a  principal balance of $19,525 and a fixed interest rate of 3.99% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $37 to extend the maturity dates of two mortgages payable on one investment property with a combined principal balance of $14,865 and fixed interest rates of 4.91% and 4.95% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $27 to extend the maturity dates of two mortgages payable on one investment property with a combined principal balance of $10,810 and fixed interest rates of 4.96% and 5.13% from May 1, 2009 to July 1, 2009;

•

paid an extension fee of $110 to extend the maturity date of one mortgage payable with a principal balance of $44,000 and a variable interest rate of 2.54% from June 1, 2009 to July 1, 2009;

•

funded a principal paydown of $4,000 to extend the maturity date of one mortgage payable with a principal balance of $14,200 and a variable interest rate of 2.02% from May 12, 2009 to October 12, 2009;

•

refinanced a mortgage payable of $23,650 with a fixed interest rate of 2.54% with a new borrowed amount of $17,350 with a variable interest rate of 6.50% and a term of 5 years;

•

closed on one mortgage payable in the amount of $8,300, with a fixed interest rate of 7.48% and a term of 10 years on an existing property;

•

funded a partial principal paydown of $2,350 for one mortgage payable with an original principal balance of $8,550 and a fixed interest rate of 5.48%;

•

maturity defaults on mortgage payable – refer to Note 10;

•

entered into an amendment to the credit agreement – refer to Note 10, and

•

repaid $33,000 on the unsecured line of credit.

New Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements regarding certain new accounting pronouncements that we have recently adopted and that we expect to adopt in 2009.

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

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under the agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to May 29, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits, and determined that the carrying value of the rate lock deposits were fully recoverable as of March 31, 2009.  The balance of the rate lock deposits as of March 31, 2009 and December 31, 2008 was $1,220.

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

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $249,945 higher than its fair value as of March 31, 2009.

We had $482,412 of variable rate debt with an average interest rate of 1.94% as of March 31, 2009.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2009, interest expense would increase by approximately $4,824 on an annualized basis.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $24,709 and $8,036 for the three months ended March 31, 2009 and 2008, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time our investments continue to generate dividend income.  If the equity market recovers, we may be able to sell marketable securities at prices in excess of our current book values.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, it is difficult to project where the REIT market and the value of our investments in marketable securities will be beyond the first quarter 2009.  If our stock positions do not recover in 2009, we could take additional other-than-temporary impairments, which could be material to our operations.

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

Based on management’s evaluation as of March 31, 2009, our chief executive officer, chief operating officer and chief financial officer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We previously disclosed in our Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to us and our shareholders, in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 12, 2007 (the "Proxy Statement").  All the defendants, including us, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (“Order”), the court granted in part the defendants' motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that our board of directors breached their fiduciary duties to us and our shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by us under the merger agreement was fair to us from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

In connection with this litigation, we continue to advance legal fees for certain directors and officers and William Blair & Company, LLC as part of our obligations under existing indemnity provisions.  We believe the plaintiffs’ allegations are without merit and intend to vigorously defend the lawsuit.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2009 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit No.	Description
10.583

Second Amendment to Escrow Agreement dated November 14, 2008 by and among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A. (filed herewith).

10.584

Amendment to Credit Agreement dated as of October 15, 2007 among Inland Western Real Estate Trust, Inc. as Borrower and KeyBanc National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Book Manager, and Certain of the Lenders from Time to Time Parties hereto, as Lenders (filed herewith).

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
Chief Executive Officer and President

Date:	May 13, 2009

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Operating Officer and Chief Financial Officer

Date:	May 13, 2009

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	May 13, 2009