Form 10-Q
period 2009-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2009-08-12
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒    Yes       □    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     □     Yes       □    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	□

Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	□

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). □ Yes ☒ No

As of August 10, 2009, there were 481,163,979 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

36

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

56

Item 4.

Controls and Procedures

57

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

58

Item 1A.

Risk Factors

58

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

58

Item 6.

Exhibits

59

SIGNATURES

60

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2009 and December 31, 2008

(in thousands, except per share amounts)

	June 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Investment properties:
Land	$1,464,841	$1,493,111
Building and other improvements	5,570,227	5,729,500
Developments in progress	117,958	142,556
	7,153,026	7,365,167
Less accumulated depreciation	(791,263)	(733,661)
Net investment properties	6,361,763	6,631,506
Cash and cash equivalents	115,850	121,167
Investment in marketable securities	127,252	118,421
Investment in unconsolidated joint ventures	86,561	91,553
Accounts and notes receivable (net of allowances of $30,773 and $15,041, respectively)	125,640	140,840
Acquired lease intangibles, net	328,993	364,299
Investment property held for sale	-	58,126
Other assets, net	90,203	80,752
Total assets	$7,236,262	$7,606,664

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$4,251,603	$4,402,602
Line of credit	197,000	225,000
Accounts payable and accrued expenses	61,520	67,024
Distributions payable	23,999	25,570
Acquired below market lease intangibles, net	108,905	116,034
Other financings	11,887	67,886
Liabilities associated with investment property held for sale	-	39,211
Other liabilities	64,447	67,949
Total liabilities	4,719,361	5,011,276

Redeemable noncontrolling interests	1,027	19,317

Commitments and contingencies

Equity:
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 479,973 and 477,566 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	479	477
Additional paid-in capital	4,335,425	4,313,163
Accumulated distributions in excess of net loss	(1,860,766)	(1,733,341)
Accumulated other comprehensive income (loss)	36,786	(7,951)
Total shareholders' equity	2,511,924	2,572,348

Noncontrolling interests	3,950	3,723
Total equity	2,515,874	2,576,071
Total liabilities and equity	$7,236,262	$7,606,664

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Income (Loss)

For the Three and Six Months Ended June 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$134,993	$144,773	$272,157	$287,941
Tenant recovery income	30,767	32,556	63,062	68,568
Other property income	8,647	3,500	12,200	12,295
Insurance captive income	622	476	1,137	1,017
Total revenues	175,029	181,305	348,556	369,821

Expenses:
Property operating expenses	28,006	31,793	62,234	63,689
Real estate taxes	23,823	21,885	48,403	42,732
Depreciation and amortization	64,443	64,662	128,802	128,942
Provision for asset impairment	16,900	7,700	37,300	7,700
Loss on lease terminations	3,520	2,484	9,255	5,608
Insurance captive expenses	955	531	1,688	961
General and administrative expenses	4,650	4,696	9,455	9,098
Total expenses	142,297	133,751	297,137	258,730

Operating income	32,732	47,554	51,419	111,091

Dividend income	4,303	6,653	7,787	11,989
Interest income	671	1,068	1,144	2,427
Equity in (loss) income of unconsolidated joint ventures	(4,167)	186	(4,633)	485
Interest expense	(58,992)	(53,735)	(113,844)	(107,385)
Recognized gain (loss) on marketable securities, net	754	(29,970)	(26,194)	(37,780)
Impairment of investment in unconsolidated entity	-	(5,524)	-	(5,524)
Impairment of note receivable	(16,909)	-	(16,909)	-
Loss on interest rate locks	-	(9,598)	-	(9,598)
Other (expense) income	(1,037)	(305)	(3,820)	260
Loss from continuing operations	(42,645)	(43,671)	(105,050)	(34,035)

Discontinued operations:
Operating (loss) income	(51)	473	288	962
Gain on extinguishment of debt	1,996	-	1,996	-
Gain on sales of investment properties	7,362	-	19,574	-
Income from discontinued operations	9,307	473	21,858	962

Net loss	(33,338)	(43,198)	(83,192)	(33,073)

Net (income) loss attributable to noncontrolling interests	(53)	(270)	3,121	(632)
Net loss attributable to Company	(33,391)	(43,468)	(80,071)	(33,705)

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	1,079	(646)	1,195	(646)
Net unrealized gain (loss) on marketable securities	40,285	(4,229)	17,348	(2,905)
Reversal of unrealized loss to recognized (gain) loss on marketable securities, net	(754)	29,970	26,194	37,780
Comprehensive income (loss)	7,219	(18,373)	(35,334)	524
Comprehensive income (loss) attributable to noncontrolling interests	-	-	-	-
Comprehensive income (loss) attributable to Company	$7,219	$(18,373)	$(35,334)	$524

(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.09)	$(0.09)	$(0.22)	$(0.07)
Discontinued operations	0.02	-	0.05	-
Net loss	$(0.07)	$(0.09)	$(0.17)	$(0.07)

Weighted average number of common shares outstanding-basic and diluted	479,853	482,868	479,257	483,740

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Six Months Ended June 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	(Loss) Income	Equity	Interests	Equity
Balance at January 1, 2008	484,921	$485	$4,386,703	$(740,816)	$(47,607)	$3,598,765	$2,230	$3,600,995
Net (loss) income	-	-	-	(33,705)	-	(33,705)	616	(33,089)
Net unrealized loss on derivative instruments	-	-	-	-	(646)	(646)	-	(646)
Net unrealized loss on marketable securities	-	-	-	-	(2,905)	(2,905)	-	(2,905)
Reversal of unrealized loss to recognized loss on marketable securities, net	-	-	-	-	37,780	37,780	-	37,780
Contributions from noncontrolling interests							1,011	1,011
Distributions declared ($0.32 per weighted average number of common shares outstanding)	-	-	-	(155,149)	-	(155,149)	-	(155,149)
Distribution reinvestment program (DRP)	7,814	8	78,125	-	-	78,133	-	78,133
Share repurchase program (SRP)	(10,990)	(11)	(109,893)	-	-	(109,904)	-	(109,904)
Stock based compensation expense	-	-	3	-	-	3	-	3
Balance at June 30, 2008	481,745	$482	$4,354,938	$(929,670)	$(13,378)	$3,412,372	$3,857	$3,416,229

Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net (loss) income	-	-	-	(80,071)	-	(80,071)	227	(79,844)
Net unrealized gain on derivative instruments	-	-	-	-	1,195	1,195	-	1,195
Net unrealized gain on marketable securities	-	-	-	-	17,348	17,348	-	17,348
Reversal of unrealized loss to recognized loss on marketable securities, net	-	-	-	-	26,194	26,194	-	26,194
Distributions declared ($0.10 per weighted average number of common shares outstanding)	-	-	-	(47,354)	-	(47,354)	-	(47,354)
DRP	2,407	2	22,253	-	-	22,255	-	22,255
Stock based compensation expense	-	-	9	-	-	9	-	9
Balance at June 30, 2009	479,973	$479	$4,335,425	$(1,860,766)	$36,786	$2,511,924	$3,950	$2,515,874

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(83,192)	$(33,073)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	131,188	132,960
Provision for asset impairment	37,300	7,700
Impairment of marketable securities	24,831	40,728
Impairment of note receivable	16,909	-
Impairment of investment in unconsolidated entity	-	5,524
Gain on sales of investment properties	(19,574)	-
Gain on extinguishment of debt	(1,996)	-
Loss on lease terminations	9,255	5,608
Loss on interest rate lock	-	9,598
Loss on redemption of noncontrolling interests	3,447	-
Amortization of loan fees	5,244	3,899
Amortization of acquired above and below market lease intangibles	(1,196)	(1,233)
Amortization of discount on debt assumed	254	170
Amortization of lease inducements	274	-
Straight-line rental income	(4,460)	(6,620)
Straight-line ground rent expense	2,004	1,887
Stock based compensation expense	9	3
Equity in loss (income) of unconsolidated joint ventures	4,633	(485)
Distributions from unconsolidated joint ventures	2,208	3,358
Recognized loss (gain) on sale of marketable securities	1,363	(2,948)
Provision for bad debt	6,307	5,930
Payment of leasing fees	(3,896)	(1,772)
Changes in assets and liabilities:
Accounts receivable, net	(4,042)	(8,080)
Other assets	5,448	6,242
Accounts payable and accrued expenses	(2,663)	3,045
Other liabilities	(4,477)	(5,711)
Net cash provided by operating activities	125,178	166,730
Cash flows from investing activities:
Purchase of marketable securities	(100)	(25,855)
Proceeds from sale of marketable securities	8,617	9,383
Restricted escrows	(17,459)	56,620
Purchase of investment properties	(25,195)	(73,531)
Proceeds from sale of investment properties	117,316	-
Investment in developments in progress	(13,364)	(44,666)
Acquired lease intangible assets	(4,907)	(7,978)
Acquired above market lease intangibles	(38)	(841)
Acquired below market lease intangibles	152	5,999
Investment in unconsolidated joint ventures	(1,849)	(2,386)
Payments received under master lease agreements	966	2,683
Funding of notes receivable	-	(9,444)
Payoff of notes receivable	41	7,271
Net cash provided by (used in) investing activities	$64,180	$(82,745)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Six Months Ended June 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from financing activities:
Shares repurchased through SRP	$-	$(109,904)
Proceeds from margin debt related to marketable securities	14,750	6,038
Payoff of margin debt related to marketable securities	(18,038)	-
Proceeds from mortgages and notes payable	129,163	165,171
Principal payments on mortgages and notes payable	(1,561)	(1,222)
Repayments of mortgages and notes payable	(201,508)	(10,237)
Proceeds from unsecured line of credit	30,000	100,000
Payoff of unsecured line of credit	(58,000)	(50,000)
Payment of rate lock deposits	-	(5,400)
Payment of loan fees and deposits	(5,748)	(110)
Distributions paid, net of DRP	(26,670)	(77,187)
Distributions to redeemable noncontrolling interests	(16)	(16)
Redemption of redeemable noncontrolling interests	(1,048)	-
Contributions from noncontrolling interests	-	1,011
Repayment of other financings	(55,999)	-
Proceeds from other financings	-	3,542
Net cash (used in) provided by financing activities	(194,675)	21,686

Net (decrease) increase in cash and cash equivalents	(5,317)	105,671
Cash and cash equivalents, at beginning of period	121,167	117,360
Cash and cash equivalents, at end of period	$115,850	$223,031

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$101,202	$109,756

Distributions payable	$23,999	$25,793

Distributions reinvested	$22,255	$78,133

Purchase of investment properties:
Land, building and other improvements	$(25,195)	$(126,087)
Assumption of mortgage debt	-	56,500
Mortgage discount	-	(3,944)
	$(25,195)	$(73,531)

Proceeds from sale of investment properties:
Land	$40,300	$-
Building and other improvements, net of accumulated depreciation	150,041	-
Accounts and notes receivable	1,502	-
Acquired lease intangibles and other assets	16,805	-
Assumption of mortgage debt	(107,689)	-
Acquired below market lease intangibles and other liabilities	(5,213)	-
Gain on extinguishment of debt	1,996	-
Gain on sales of investment properties	19,574	-
	$117,316	$-

Redemption of redeemable noncontrolling interests:
Redeemable noncontrolling interests	$14,906	$-
Land	(11,468)	-
Restricted cash	(2,390)	-
Cash paid for redemption of redeemable noncontrolling interest	$1,048	$-

Developments in progress placed in service	$35,126	$33,567

Developments payable	$1,299	$3,899

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of June 30, 2009, the Company had issued 64,312 shares through its DRP at $8.50 to $10.00 per share for gross proceeds of $627,726 and had repurchased a total of 43,823 shares through its SRP (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 479,973 and had realized total net offering proceeds, before offering costs, of $4,790,432 as of June 30, 2009.

The Company is qualified and has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ending December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2008 consolidated financial statements to conform to the 2009 presentation.

It is the Company’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, the Company may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with the Company’s intention to operate with a conservative debt capitalization policy. Our current business plans indicate that we will be able to operate in compliance with our loan covenants under our secured line of credit agreement (see Note 10), as modified, in 2009 and beyond; however, in light of current economic conditions, the Company may not be able to obtain financing on favorable terms, or at all, in order to meet principal maturity

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

obligations on certain of the Company’s indebtedness, which may cause an acceleration of our secured line of credit and negatively impact future cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership is summarized below:

	Wholly-owned	Consolidated Joint Venture (1)	Unconsolidated Joint Venture (2)
Operating properties	299	2	12
Development properties	-	6	11

(1) The Company has ownership interests ranging from 25% to 99.5% in eight LLCs or LPs
(2) The Company has ownership interests ranging from 20% to 96% in two LLCs or LPs

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (as defined in Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46(R): Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, as revised). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with Emerging Issues Task Force (EITF) Issue No. 04-5: Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity when the Limited Partners have Certain Rights and American Institute of Certified Public Accountants Statement of Position (SOP) 78-9: Accounting for Investments in Real Estate Ventures.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets in accordance with EITF Issue No. 00-4: Majority Owner’s Accounting for a Transaction in the Shares of a Consolidated Subsidiary and a Derivative Indexed to the Minority Interest in that Subsidiary.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.

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

In conjunction with the adoption of SFAS No. 160 on January 1, 2009, the Company also evaluated its noncontrolling interests under EITF Topic No. D-98: Classification and Measurement of Redeemable Securities, as amended.  EITF Topic No. D-98 requires noncontrolling interests that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, to be classified outside of permanent equity.  This has resulted in the Company classifying certain outside ownership interests as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company made this determination based on an evaluation of the terms in applicable agreements, specifically the redemption provisions.

In connection with the adoption of SFAS No. 160, the Company reclassified into permanent equity the historical balances related to the noncontrolling interests associated with the insurance association captive and two consolidated joint venture investments.  Noncontrolling interests associated with the Company’s other consolidated joint venture investments continue to be classified outside of permanent equity in accordance with the provisions of EITF Topic No. D-98 as those interests are redeemable by the Company at the discretion of the noncontrolling interest holder.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of June 30, 2009 and December 31, 2008, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment was made during the three and six months ended June 30, 2009.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2009 and 2008:

	2009	2008
Balance at January 1,	$19,317	$19,297
Noncontrolling interest income (expense)	(3,348)	16
Distributions	(16)	(16)
Redemptions	(14,926)	-
Balance at June 30,	$1,027	$19,297

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

On April 28, 2009, the Company paid a noncontrolling interest partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $5,812 for the full redemption of its interest in a consolidated joint venture.  Included in the payment was accrued preferential return in the amount of $114.

On June 4, 2009, the Company paid certain noncontrolling interest partners, whose interests were previously classified in “Other financings” in the accompanying consolidated balance sheets, $40,539 for the redemption of all or a part of their interests in various consolidated joint ventures.

On June 29, 2009, the Company paid a noncontrolling interest partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $6,352 for the full redemption of its interest in a consolidated joint venture.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company is a party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and two related parties, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  The Captive is serviced by a related party, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that under FIN 46(R), the Captive is a variable interest entity and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or losses of each respective entity.

(2)  Summary of Significant Accounting Policies

Investment Properties: Investment properties are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.  Expenditures for significant betterments and improvements are capitalized.

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

The Company allocates the purchase price of each acquired investment property between the estimated fair values of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, the value of customer relationships, if any, and goodwill if determined, to meet the definition of a business under SFAS No. 141(R).  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that help support the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors, including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $11,844 and $12,816 for the three months ended June 30, 2009 and 2008, respectively, and $23,830 and $25,671 for the six months ended June 30, 2009 and 2008, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease value with fixed rate renewals.  Amortization pertaining to the above market lease value of $1,601 and $1,783 for the three months ended June 30, 2009 and 2008, respectively, and $3,248 and $3,577 for the six months ended June 30, 2009 and 2008, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $2,187 and $2,437 for the three months ended June 30, 2009 and 2008, respectively, and $4,444 and $4,880 was applied as an increase to rental income for the six months ended June 30, 2009 and 2008, respectively.

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

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in developments in progress are reclassified to land and building and other improvements.  Development payables of $1,299 and $4,339 at June 30, 2009 and December 31, 2008, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

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

Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less, at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at various financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

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

To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary, among other things.  Evidence considered in this assessment includes the nature of the investment, the reasons for the impairment (i.e. credit or market related), the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee.  All available information is considered in making this determination with no one factor being determinative.

Notes Receivable:  Notes receivable relate to real estate financing arrangements and bear interest at market rates based on the borrower’s credit quality and are initially recorded at face value.  Interest income is recognized over the life of the note using the effective interest method and the Company generally requires collateral.  The Company has not and does not intend to sell these receivables.  Amounts collected on notes receivable are included in net cash provided by (used in) investing activities in the consolidated statements of cash flows.

Notes receivable are evaluated for impairment in accordance with SFAS No. 114: Accounting by Creditors for Impairment of a Loan.  The allowance for uncollectable notes receivable is the Company’s best estimate of the amount of credit losses in the Company’s existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at a current market rate or on the fair value of the collateral when foreclosure is probable. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, one note receivable with a balance of $300 was impaired and fully reserved for as of June 30, 2009 and December 31, 2008 and one other note receivable with a balance of $16,909 was impaired and fully reserved for as of June 30, 2009.  These amounts are included in the allowance for doubtful accounts in the consolidated balance sheets.

Allowance for Doubtful Accounts: The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  These receivables arise from revenue recognized in excess of amounts currently due under the lease agreements.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

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

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive (loss) income as discontinued operations for all periods presented.  There were no assets held for sale at June 30, 2009 and one multi-tenant property was classified as held for sale at December 31, 2008.  Refer to Note 3 for more information.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Restricted Cash and Escrows: Restricted cash and escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.  Restricted cash and escrows also consist of lenders’ escrows and funds restricted through joint venture arrangements and is included as a component of “Other assets” in the accompanying consolidated balance sheets.

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

In accordance with SFAS No. 133, all derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets” or “Other liabilities.”  On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income (loss),” until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness or changes in fair value for any derivative not designated as a hedge is reported in net loss. The Company does not use derivatives for trading or speculative purposes.

Conditional Asset Retirement Obligations: In accordance with FIN 47: Accounting for Conditional Asset Retirement Obligations, the Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143: Accounting for Asset Retirement Obligations refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of June 30, 2009 and December 31, 2008.

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

Staff Accounting Bulletin (SAB) No. 104: Revenue Recognition, provides that a lessor should defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company records percentage rental income in accordance with SAB No. 104. The Company earned percentage rental income of $1,207 and $1,251 for the three months ended June 30, 2009 and 2008, respectively. The Company earned percentage rental income of $2,425 and $3,236 for the six months ended June 30, 2009 and 2008, respectively.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  The Company received $966 and $2,683 of these payments during the six months ended June 30, 2009 and 2008, respectively.

The Company accounts for profit recognition on sales of real estate in accordance with SFAS No. 66: Accounting for Sales of Real Estate.  In summary, profits from sales are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.  During the six months ended June 30, 2009, the Company sold four investment properties.  Refer to Note 3 for further information.  No investment properties were sold during the six months ended June 30, 2008.

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

Loan Fees: Loan fees are amortized, using the effective interest method (or other methods which approximate the effective interest method), over the life of the related loans as a component of interest expense.

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

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require us to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

In accordance with EITF Issue No 08-6: Equity Method Investment Accounting Considerations and Accounting Principles Board (APB) Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, as amended by SAB No. 111, the Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for asset impairment.

Below is a summary of impairment losses warranted based on the Company’s judgment for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30, 2009		Six months ended June 30, 2009		Three months ended June 30, 2008		Six months ended June 30, 2008
Impairment of consolidated operating properties	$16,900	(1)	$37,300	(1)	$7,700	(1)	$7,700	(1)
Impairment of investment in unconsolidated joint ventures	3,550	(2)	3,550	(2)	5,524	(3)	5,524	(3)

(1)				Included in “Provision for asset impairment” in the accompanying consolidated statements of operations.
(2)				Included in “Equity in (loss) income of unconsolidated joint ventures” in the accompanying consolidated statements of operations, see Note 11
(3)				Included in “Impairment of investment in unconsolidated entity” in the accompanying consolidated statements of operations, see Note 11.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off or accelerate the depreciation and amortization associated with the applicable asset group over the shortened remaining lease period.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations as “Loss on lease terminations.”  The Company recorded loss on lease termination of $3,520 and $2,484 for the three months ended June

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

30, 2009 and 2008, respectively.  The Company recorded loss on lease terminations of $9,255 and $5,608 for the six months ended June 30, 2009 and 2008, respectively.

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

•

FSP No. 157-4: Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly provides guidance related to calculating fair value in a disorderly market or a market with little activity. The adoption of FSP No l57-4 did not have a material impact on the Company’s consolidated financial statements as (a) its fair value measurements of investments in marketable securities are Level 1 fair value measurements, (b) its fair value measurements of derivative instruments are based on the current and forward term structures of interest rates for which there has not been a significant decline in the volume and level of activity, and (c) although its fair value measurements for SFAS No. 107 disclosure purposes, as amended by FSP No. FAS 107-1, are determined in accordance with SFAS No. 157, the carrying values of the majority of these items approximate their fair values and are based on inputs for which the volume and level of activity have not significantly decreased;

•

FSP No. FAS 115-2 and FAS 124-2: Recognition and Presentation of Other-Than-Temporary Impairments defines other-than-temporary impairment as it relates to debt securities.  The Company’s investments in marketable securities primarily consist of perpetual preferred stock of other publicly traded real estate companies  However, given the credit characteristics associated with these securities, the Company treats these securities as equity securities and accordingly the adoption of FSP No. 157-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements;

•

FSP No. FAS 107-1 and APB 28-1: Interim Disclosures about Fair Value of Financial Instruments requires enhanced interim fair value disclosures similar to the required annual disclosures.  The adoption of FSP No. FAS 107-1 and APB 28-1 resulted in certain incremental disclosures as presented within Note 16.

In May 2009, the FASB issued SFAS No. 165: Subsequent Events.  SFAS No. 165 introduces the concept of financial statements being available to be issued as a measurement date.  Under SFAS No. 165, the effects of events that occur subsequent to the balance sheet date should be evaluated through the date the financial statements are either “issued” or “available to be issued.”  The statement defines financial statements that are “issued” as being widely distributed to shareholders and other financial statement users for general use, and “available to be issued” as being complete in form and format that complies with GAAP and having all necessary approvals.   As the Company widely distributes financial statements to financial statement users and evaluates subsequent events through the issuance date, the adoption of SFAS No. 165 on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 20 for subsequent events disclosures.

In June 2009, the FASB issued SFAS No. 166: Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 and SFAS No. 167: Amendments to FASB Interpretation No. 46(R).  The new statements change the initial measurement of a transferor’s interest in transferred financial assets, taking into consideration the transferor’s continuing involvement in the transferred financial asset, and remove the concept of a qualifying special-purpose entity from SFAS No. 140.  The exception from applying FIN 46(R) to qualifying special-purpose entities will be removed, and reporting entities will be required to evaluate former qualifying special purpose entities (QSPEs) for consolidation.  The statements also revise the approach to determining a variable interest entity’s (VIE) primary beneficiary (the reporting

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

entity that must consolidate the VIE), and require companies to more frequently reassess whether they must consolidate VIEs, as well as enhancing disclosures for any enterprise that holds a variable interest in a variable interest entity.  These standards are effective for fiscal years beginning on or after December 15, 2009 and early adoption is not permitted.  The Company has not yet assessed the impact of adopting SFAS No. 166 and SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168: The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.  This new Codification will become the exclusive source of authoritative U.S. GAAP for nongovernmental entities, except for Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  All content in the Codification will carry the same level of authority, essentially modifying the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  This statement is effective for interim periods ending after September 15, 2009 and will not have a material impact on the Company’s consolidated financial statements and notes to the financial statements, aside from changing the nomenclature used to reference accounting literature.

(3)  Discontinued Operations and Assets Held for Sale

The Company employs a business model, which utilizes asset management as a key component of monitoring its investment properties, to ensure that each property continues to meet expected investment returns and standards.  This strategy calls for the Company to sell properties that do not measure up to its standards and re-deploy the sales proceeds into new, higher quality acquisitions and developments that are expected to generate sustainable revenue growth and more attractive returns.

On January 15, 2009, the Company closed on the sale of an approximately 172,000 square foot multi-tenant lifestyle center located in Larkspur, California, with a sales price of $65,000, which resulted in net sales proceeds of $31,123 and a gain on sale of $12,223 as the criteria under the full accrual method were met as of this date.  The sale resulted in the repayment of $33,630 of debt.  This property qualified for held for sale accounting treatment during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified on the consolidated balance sheets as of December 31, 2008 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive (loss) income.

On April 30, 2009, the Company closed on the sale of two single-user office buildings with an aggregate sales price of $99,000, which resulted in net sales proceeds of $34,572, gain on extinguishment of debt of $1,254 and a gain on sale of $5,756.  The properties were located in Salt Lake City, Utah and Greensboro, North Carolina with approximately 395,800 and 389,400 square feet, respectively.  The sale resulted in the assumption of debt in the amount of $63,189 by the purchaser.

On June 24, 2009, the Company closed on the sale of an approximately 185,200 square foot single-user office building, located in Canton, Massachusetts with a sales price of $62,632, which resulted in net sales proceeds of $17,991, gain on extinguishment of debt of $742 and a gain on sale of $1,595. The sale resulted in the assumption of debt in the amount of $44,500 by the purchaser.

The Company does not allocate general corporate interest expense to discontinued operations.  Income from discontinued operations had an impact on (loss) earnings per common share (basic and diluted) of $0.05 and none for the six months ended June 30, 2009 and 2008, respectively.  Income from discontinued operations had an impact on (loss) earnings per common share (basic and diluted) of $0.02 and none for the three months ended June 30, 2009 and 2008, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The results of operations for the four investment properties sold during the three and six months ended June 30, 2009 are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$1,779	$4,225	$4,846	$8,480
Tenant recovery income	575	1,261	1,620	2,428
Other property income	-	16	-	41
Total revenues	2,354	5,502	6,466	10,949
Expenses:
Property operating expenses	632	1,096	1,410	2,085
Real estate taxes	105	275	247	548
Depreciation and amortization	889	1,990	2,387	4,018
Interest expense	779	1,668	2,128	3,336
Other expense	-	-	6	-
Total expenses	2,405	5,029	6,178	9,987
Operating (loss) income from discontinued operations	$(51)	$473	$288	$962

(4)  Transactions with Related Parties

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  Subject to the Company’s approval and the investment guidelines it provides to them, the Inland affiliate has full discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland affiliate has also been granted power to vote all investments held in the account.  The Company incurred fees totaling none and $525 for the three months ended June 30, 2009 and 2008, respectively.  The Company incurred fees totaling none and $1,013 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, fees of none and $160 remained unpaid, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor has agreed to waive all fees due at the request of the Company.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $96 and $100 for the three months ended June 30, 2009 and 2008, respectively.  Such fees totaled $193 and $207 for the six months ended June 30, 2009 and 2008, respectively.  As of June 30, 2009 and December 31, 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended June 30, 2009 and 2008, respectively, the Company had incurred none and $258 loan fees to this Inland affiliate.  For the six months ended June 30, 2009 and 2008, respectively, the Company had incurred none and $283 loan fees to this Inland affiliate.  As of June 30, 2009 and December 31, 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred no such costs for the three months ended June 30, 2009 and 2008.  The Company incurred none and $19 of such costs for the six months ended June 30, 2009 and 2008, respectively.  None of these costs remained unpaid as of June 30, 2009 and December 31, 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  No such costs have been incurred by the Company during the three  and six months ended June 30, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended June 30, 2009 and 2008, the Company incurred none and $134, respectively, of these costs.  For the six months ended June 30, 2009 and 2008, the Company incurred $183 and $171, respectively, of these costs.  $117 and $189 of these costs remained unpaid as of June 30, 2009 and December 31, 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company is obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the six months ended June 30, 2009 and 2008.

The Company has service agreements with certain Inland affiliates, including its office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that the Company obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the three months ended June 30, 2009 and 2008, the Company incurred $703 and $584, respectively, of these reimbursements.  For the six months ended June 30, 2009 and 2008, the Company incurred $1,677 and $996, respectively, of these reimbursements.  Of these costs, $213 and $209 remained unpaid as of June 30, 2009 and December 31, 2008, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  None of these costs remained unpaid as of June 30, 2009 and December 31, 2008.

(5)  Marketable Securities

Investment in marketable securities of $127,252 and $118,421 (original cost basis of $283,204 and $296,457 respectively) as of June 30, 2009 and December 31, 2008 respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and reported as a separate component of other comprehensive (loss) income until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized gains (losses) were equal to $40,285 and $(4,229) for the three months ended June 30, 2009 and 2008, respectively.  During the three months ended June 30, 2009 and 2008, the Company recognized losses of $122 and $32,692, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the three months ended June 30, 2009 and 2008, the Company recognized net gains of $876 and $2,722, respectively, on sales of securities.

Net unrealized gains (losses) were equal to $17,348 and $(2,905) for the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009 and 2008, the Company recognized losses of $24,831 and $40,728, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the six months ended June 30, 2009 and 2008, the Company recognized net (losses) gains of $(1,363) and $2,948, respectively, on sales of securities.

During the three months ended June 30, 2009 and 2008, dividend income of $4,303 and $6,653, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  During the six months ended June 30, 2009 and 2008, dividend income of $7,787 and $11,989, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  As of June 30, 2009 and December 31, 2008, $1,881 and $2,062, respectively, of dividend income remained unpaid and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of June 30, 2009, the Company had gross unrealized gains of $41,560 and gross unrealized losses of $448 recorded in “Accumulated other comprehensive income (loss)”.  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of June 30, 2009.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, additional other-than-temporary impairment losses may occur in future periods.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized at that time.  As a result of an overall improvement in the market, net unrealized gains totaled $50,491 as of July 31, 2009.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 were as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Preferred stock	$3,275	$(78)	$47	$(9)	$3,322	$(87)
Common stock	453	(289)	41	(72)	494	(361)
Available for sale	$3,728	$(367)	$88	$(81)	$3,816	$(448)

This table includes 13 security positions which were in an unrealized loss position at June 30, 2009.

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan, as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of June 30, 2009 and December 31, 2008, there had been a total of 70 options granted, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $4 and none related to these stock options was recorded during the three months ended June 30, 2009 and 2008, respectively.  Compensation expense of $9 and $3 related to these stock options was recorded during the six months ended June 30, 2009 and 2008, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,312 and $25,346, as of June 30, 2009 and December 31, 2008, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent, as well as, all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $517 and $490, for the three months ended June 30, 2009 and 2008, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,052 and $1,103, for the six months ended June 30, 2009 and 2008, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the three months ended June 30, 2009 and 2008, ground lease rent expense was $2,541 and $2,341, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  For the six months ended June 30, 2009 and 2008, ground lease rent expense was $5,052 and $4,682, respectively.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  For the three months ended June 30, 2009 and 2008, office rent expense was $192 and $211, respectively and is included in “Property operating expenses” in the accompanying consolidated statements of operations.  For the six months ended June 30, 2009 and 2008, office rent expense was $384 and $436, respectively.

(8)  Notes Receivable

The Company has provided mortgage and development financing to third parties.

The following table summarizes the Company’s notes receivable at June 30, 2009 and December 31, 2008:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By	Maximum Funding Commitment
June 30, 2009
Construction loan receivable (net of allowance of $16,909) (a)	$-	1	9.32%	02/09	First Mortgage	$-
Other secured installment note	8,342	1	6.25%	05/10	First Mortgage	8,380
Other installment notes (net of allowances of $300) (b)	422	2	10.00% & 8.00%	02/48 & 05/17	N/A	755
	$8,764					$9,135
December 31, 2008
Construction loan receivable (a)	$16,909	1	5.20%	02/09	First Mortgage	$20,000
Other secured installment note	8,367	1	6.25%	05/10	First Mortgage	8,380
Other installment notes (net of allowances of $300) (b)	439	2	10.00% & 8.00%	02/48 & 05/17	N/A	755
	$25,715					$29,135

(a)

On February 10, 2009, the Company received notice that the borrower on one outstanding construction note receivable was in default for non-payment. The note matured on February 9, 2009.  As of the date of the first quarter 2009 Form 10-Q filing, the Company was in negotiations with the borrower to revise and extend the loan agreement. As of March 31, 2009 and December 31, 2008, the note was determined not to be impaired and, accordingly, no reserve was established. As of June 30, 2009, the Company was no longer in negotiations with the borrower to revise and extend the loan agreement. As a result, as of June 30, 2009, the note was fully reserved. The $16,909 allowance is included in “Accounts and notes receivable” in the accompanying consolidated balance sheets.

(b)

One of the installment notes, with an interest rate of 10.00% and a maturity date of February 2048, was fully reserved as of June 30, 2009 and December 31, 2008. The $300 allowance is included in “Accounts and notes receivable” in the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

 (9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Fixed rate mortgages payable:
Mortgage loans	$3,911,523	$4,063,587
Discounts, net of accumulated amortization	(3,266)	(3,520)
	3,908,257	4,060,067
Variable rate mortgages payable:
Mortgage loans	145,918	125,198
Construction loans	93,987	110,569
	239,905	235,767

Mortgages payable	4,148,162	4,295,834
Notes payable	50,389	50,428
Margin payable	53,052	56,340
Mortgages and notes payable	$4,251,603	$4,402,602

Mortgages Payable

Mortgage loans outstanding as of June 30, 2009 were $4,148,162 (of which $56,376 is recourse to the Company) and had a weighted average interest rate of 4.98%.  Of this amount, $3,908,257 had fixed rates ranging from 3.99% to 9.12% and a weighted average fixed rate of 5.11%.  The remaining $239,905 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 2.92%.  Properties with a net carrying value of $5,915,322 at June 30, 2009 and related tenant leases are pledged as collateral.  As of June 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the six months ended June 30, 2009, the Company obtained mortgage payable proceeds of $129,163 and made mortgage payable repayments of $201,508. Included in these amounts are $117,900 of mortgage debt refinanced to new borrowed amounts of $86,550, new mortgages payable of $42,613 and repayments of $83,608. The new mortgages payable that the Company entered into during the six months ended June 30, 2009 have interest rates ranging from 1.71% to 7.75% and maturities from three to ten years. The stated interest rates of the loans repaid during the six months ended June 30, 2009 ranged from 1.86% to 5.50%.

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

The majority of the Company’s mortgage loans require monthly payments of interest only, although some loans require principal and interest payments, as well as, reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on four of its consolidated development joint ventures.  These guarantees earned an initial fee of approximately 1% of the loan amount.  The guarantees are released upon certain pre-leasing requirements.  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Notes Payable

Notes payable outstanding as of June 30, 2009 and December 31, 2008, were $50,389 and $50,428, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  The remaining $389 and $428, respectively, is a ten year $600 note, net of amortization, with a third party that bears interest at a rate of 2%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  As of June 30, 2009 and December 31, 2008, the Company’s intent is to remain a party to the derivative contracts described more fully below.  Accordingly, no amounts classified in “Accumulated other comprehensive income (loss)” are expected to be reclassified in the next 12 months.  During 2008, the Company executed two interest rate swaps, as noted above and described more fully below, to hedge the variable cash flows associated with variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

As of June 30, 2009 and December 31, 2008, the Company had two interest rate derivatives outstanding with the following terms.  In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing and effectively converts one-month London InterBank Offered Rate (LIBOR) into a fixed-rate of approximately 3.81% for $8,250 of term loan debt.  In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing and effectively converts one-month LIBOR into a fixed-rate of approximately 4.06% for $75,000 of term loan debt.  The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives other than as described above.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s interest rate swaps as well as their classification on the consolidated balance sheets as of June 30, 2009 and December 31, 2008.

	Liability Derivatives
	June 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges under SFAS No. 133:
Interest Rate Swaps	Other liabilities	$4,321	Other liabilities	$5,516

As of June 30, 2009 and December 31, 2008, these interest rate swaps were determined to be highly effective and accordingly, no ineffectiveness was recorded relative to these interest rate swaps.  As of June 30, 2009 and December 31, 2008, there have been no termination events or events of default related to these interest rate swaps.  In addition, the Company has concluded that it is probable that the counterparty to these interest rate swaps will not default and it is probable that the forecasted transactions will occur.  The Company has no credit-risk contingent features in its agreements with the counterparty.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of June 30, 2009 and December 31, 2008, the Company had recorded a payable of $53,052 and $56,340, respectively, for securities purchased on margin.    This debt bears a variable interest rate of LIBOR plus 35 basis points.  At June 30, 2009, this rate was equal to 0.66%.  Interest expense on this debt in the amount of $87 and $950 is recognized within “Interest expense” in the accompanying consolidated statements of operations for the three months ended June 30, 2009 and 2008, respectively.  Interest expense on this debt in the amount of $194 and $2,091 is recognized within “Interest expense” on the accompanying consolidated statements of operations for the six months ended June 30, 2009 and 2008, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three months ended June 30, 2009, the Company borrowed an additional $14,750 on its margin account.

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

	2009	2010	2011	2012	2013	Thereafter
Maturing debt * :
Fixed rate debt	$712,157	1,288,955	431,114	423,618	319,714	786,354
Variable rate debt	257,532	197,564	11,574	7,625	548	15,114
	$969,689	1,486,519	442,688	431,243	320,262	801,468

Weighted average
interest rate on debt:
Fixed rate debt	5.22%	4.78%	4.95%	5.39%	5.48%	5.30%
Variable rate debt	2.11%	5.25%	2.78%	6.97%	6.50%	6.50%

*	The debt maturity table does not include any discounts associated with debt assumed at acquisition of which $3,266, net of accumulated amortization, is outstanding as of June 30, 2009.

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

On April 17, 2009, the Company entered into an amendment to the credit agreement. The terms of the amendment to the credit agreement stipulate:

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

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain financial covenants related to loan-to-value and debt service coverage beginning March 31, 2010;

•

an increase of the amount of non-recourse cross-default permissions from $50,000 to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders;

•

an agreement to prohibit redemptions of the Company’s common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010; and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  As of June 30, 2009, the Company believes it was in compliance with all financial covenants, as amended.  The Company paid down $25,000 on the line of credit on April 17, 2009, paid down an additional $33,000 on May 5, 2009, and borrowed $30,000 on June 1, 2009.  The outstanding balances on the line of credit at June 30, 2009 and December 31, 2008 were $197,000 and $225,000, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(11)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	June 30,	December 31,	June 30,	December 31,
Property	Location	Investment	Redemption	2009	2008	2009	2008
MS Inland	Various	04/27/2007	N/A	20.00%	20.00%	$78,030	$79,243
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	96.30%	96.30%	8,531	12,310
						$86,561	$91,553

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations includes the Company’s share of net income or loss from the unconsolidated joint venture.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland were $394 and $521 for the three months ended June 30, 2009 and 2008, respectively.  The Company’s share of profits in MS Inland were $862 and $1,180 for the six months ended June 30, 2009 and 2008, respectively.  The Company received net operating cash distributions from MS Inland totaling $2,208 and $3,159 for the six months ended June 30, 2009 and 2008, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $85 and $80 of amortization related to this difference for the three months ended June 30, 2009 and 2008, respectively.  The Company recorded $165 and $160 of amortization related to this difference for the six months ended June 30, 2009 and 2008, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $281 and $313 during the three months ended June 30, 2009 and 2008, respectively.  The Company earned fees of $599 and $644 during the six months ended June 30, 2009 and 2008, respectively.

The ownership percentages associated with Hampton Retail Colorado (Hampton), at June 30, 2009 and December 31, 2008, are based upon the maximum capital contribution obligations under the terms of the partnership.  The Company’s share of net loss in Hampton was $4,635 and $411 for the three months ended June 30, 2009 and 2008, respectively.  The Company’s share of net loss in Hampton was $5,639 and $781 for the six months ended June 30, 2009 and 2008, respectively.  During the three and six months ended June 30, 2009, the partnership determined that the carrying values of certain of its assets were not recoverable and accordingly recorded an impairment loss in the amount of $3,687.  The Company’s share of impairment loss in Hampton was $3,550 for the three and six months ended June 30, 2009 and is included in “Equity in (loss) income of unconsolidated joint ventures” in the accompanying consolidated statements of operations.  No impairment loss was recorded during the three and six months ended June 30, 2008.

The Company previously held an investment in an unconsolidated joint venture, San Gorgonio Village.  During the three and six months ended June 30, 2008, the Company determined that its investment in San Gorgonio Village was not

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

recoverable as a result of construction cost overruns and uncertainty regarding the Company’s intentions to continue with the development project. As a result, a $5,524 impairment loss was recorded on the Company’s investment in this unconsolidated joint venture and is included in “Impairment of investment in unconsolidated entity” on the accompanying consolidated statements of operations.  On December 29, 2008, the Company withdrew from the joint venture and was released of any future liability resulting in a $5,524 total loss of the Company’s investment in unconsolidated joint venture.

The Company reviewed the carrying value of its investment in unconsolidated joint ventures and determined that no impairment indicators existed as of June 30, 2009 and December 31, 2008.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of June 30, 2009 and December 31, 2008.

(12)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States.  The Company’s shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations.  The Company internally evaluates the operating performance of the properties as a whole and does not differentiate properties by geography, size or type.  In accordance with the provisions of SFAS No. 131: Disclosure about Segments of an Enterprise and Related Information, each of the Company’s investment properties are considered a separate operating segment.  However, under the aggregation criteria of SFAS No. 131 and as clarified in EITF Issue No. 04-10: Determining Whether to Aggregate Operating Segments that Do Not Meet the Quantitative Thresholds, the Company’s properties are aggregated into one reportable segment.

(13)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of June 30, 2009 and December 31, 2008, options to purchase 70 shares of common stock at the weighted average exercise price of $9.70 per share, were outstanding.  The Company is in a net loss position for the three and six months ended June 30, 2009 and 2008, therefore, the options to purchase shares are not considered in a loss per share-dilutive since their effect is anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 479,853 and 482,868 for the three months ended June 30, 2009 and 2008, respectively.  The basic and diluted weighted average number of common shares outstanding was 479,257 and 483,740 for the six months ended June 30, 2009 and 2008, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended				Six Months Ended
	June 30, 2009		June 30, 2008		June 30, 2009		June 30, 2008
Numerator:
Loss from continuing operations attributable to Company	$(42,698)		$(43,941)		$(101,929)		$(34,667)
Income from discontinued operations attributable to Company	9,307		473		21,858		962
Net loss attributable to Company	$(33,391)		$(43,468)		$(80,071)		$(33,705)

Denominator:
Denominator loss per common share-basic:
Weighted average number of common shares outstanding	479,853		482,868		479,257		483,740
Effect of dilutive securities:
Stock options	-	(1)	-	(1)	-	(1)	-	(1)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	479,853		482,868		479,257		483,740

Loss per common share-basic
Loss from continuing operations attributable to Company	$(0.09)		$(0.09)		$(0.21)		$(0.07)
Income from discontinued operations attributable to Company	0.02		-		0.05		-
Loss per common share-basic	$(0.07)		$(0.09)		$(0.16)		$(0.07)

Loss per common share-diluted
Loss from continuing operations attributable to Company	$(0.09)		$(0.09)		$(0.21)		$(0.07)
Income from discontinued operations attributable to Company	0.02		-		0.05		-
Loss per common share-diluted	$(0.07)		$(0.09)		$(0.16)		$(0.07)

(1)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 70 and 35 shares as of June 30, 2009 and 2008, respectively.  These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

(14)  Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its adjusted taxable income to the Company’s shareholders.  The Company intends to continue to adhere to these requirements and to maintain its REIT status.  As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders.  Accordingly, the Company generally will not be subject to federal income taxes as long as it distributes an amount equal to or in excess of 90% of its taxable income currently to shareholders.  The Company is also generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the three months ended June 30, 2009 and 2008, as a result of losses incurred during these periods.  The Company recorded no income tax expense related to the TRS for the six months ended June 30, 2009 and 2008, as a result of losses incurred during these periods.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As a REIT, the Company may also be subject to certain federal excise taxes if it engages in certain types of transactions.  Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company believes any deferred tax asset will not be realized in future periods and therefore, has recorded a valuation allowance for the entire balance, resulting in no effect on the consolidated financial statements.

Differences between net (loss) income per the consolidated statements of operations and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on the investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

The Company adopted the provisions of FIN 48: Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109 on January 1, 2007.  FIN 48 defines a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of this provision, liabilities of none and $130 are recorded as of June 30, 2009 and December 31, 2008, respectively.  The Company believes that it has no uncertain tax positions that do not meet the “more likely than not” recognition threshold as of June 30, 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of June 30, 2009.  Returns for the calendar years 2005 through 2008 remain subject to examination by federal and various state tax jurisdictions.

(15)  Provision for Asset Impairment

The Company identified certain indicators of impairment for certain of its properties, such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  The Company performed a cash flow analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations.

During the six months ended June 30, 2009, the Company recorded asset impairment charges for two multi-tenant retail properties and one single-user retail property as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Mesa, Arizona	Multi-tenant retail property	March 31, 2009	195,000	$20,400
Largo, Maryland	Multi-tenant retail property	June 30, 2009	482,000	13,100
Hanford, California	Single-user retail property	June 30, 2009	78,000	3,800
				$37,300

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2008, the Company recorded asset impairment charges for two single-user retail properties as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Naperville, Illinois	Single-user retail property	June 30, 2008	41,000	$3,000
Murrieta, California	Single-user retail property	June 30, 2008	37,300	4,700
				$7,700

 (16)  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157: Fair Value Measurements.  It defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies to accounting pronouncements that require or permit fair value measurements, except for share-based payments transactions under SFAS No. 123(R).  SFAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB issued FSP No. FAS 157-2, which delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities not measured on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted SFAS No. 157 and FSP No. FAS 157-2 on January 1, 2008 and, as neither SFAS No. 157 nor FSP No. FAS 157-2 requires any new fair value measurements or remeasurements of previously computed fair values; their adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2009 and December 31, 2008.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$127,252	$127,252	$118,421	$118,421
Notes receivable	8,764	8,635	25,715	22,182
Financial liabilities:
Mortgages and notes payable	$4,251,603	$4,079,762	$4,402,602	$4,177,413
Line of credit	197,000	197,000	225,000	225,000
Other financings	11,887	11,887	67,886	67,889
Derivative liability	4,321	4,321	5,516	5,516

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for derivative liability, which is included in “Other liabilities.”

The fair value of the financial instruments shown in the above table as of June 30, 2009 and December 31, 2008 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

•

Notes receivable: The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates that approximate those offered by lending institutions for loans with similar terms to companies with comparable risk.

•

Debt: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The carrying value of the Company’s other indebtedness approximate fair value because of the relatively short maturity of these instruments.

•

Other financings: Other financings on the consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the LLC or LP agreement contains put/call arrangements, which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest in future periods for fixed amounts.  The Company believes the fair value of other financings is that amount which is the fixed amount at which it would settle, which approximates its carrying value.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
June 30, 2009
Available-for-sale securities	$127,252	-	-	127,252
Derivative liability	$-	4,321	-	4,321

December 31, 2008
Available-for-sale securities	$118,421	-	-	118,421
Derivative liability	$-	5,516	-	5,516

During the six months ended June 30, 2009, the Company recorded an asset impairment charge of $37,300 related to three of its consolidated operating properties with a combined fair value of $99,100.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy.

(17)  Recent Developments

On March 10, 2009, the Company acquired another phase of the property known as Southlake Town Square, located in Southlake, Texas, for a purchase price of $16,000 with 35,436 square feet secured by a mortgage payable of $9,200 with a fixed interest rate of 6.75% and a term of two years.

On March 19, 2009, the Company’s board of directors declared the first quarter 2009 distribution to be $0.048783 per share, payable to shareholders of record as of that date. The first quarter 2009 distribution was paid in April 2009.

On April 1, 2009, the Company sold a vacant parcel of land adjacent to the development joint venture known as Wheatland Towne Crossing, located in Dallas, Texas, for a price of $650, which resulted in a gain on sale of $363.  This transaction did not qualify for discontinued operations accounting treatment.

On June 9, 2009, the Company’s board of directors declared the second quarter 2009 distribution to be $0.05 per share, payable to shareholders of record as of June 22, 2009.

During the six months ended June 30, 2009, the Company funded earnouts totaling $10,264 to purchase an additional 30,416 square feet at three existing properties.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of June 30, 2009, based on pro-forma leasing rates, the Company may pay as much as $14,155 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has entered into one construction loan agreement, one secured installment note and two other installment note agreements in which the Company has committed to fund up to a total of $9,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2009 and December 31, 2008, was $8,764 and $25,715, net of allowances of $17,209 and $300, respectively.  The Company is not required to fund any additional amounts on these loans as all four of the agreements are non-revolving and all principal payments have already been received.

The Company guarantees a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of June 30, 2009, the amount guaranteed by the Company was $18,850; however, as these guarantees are with consolidated entities the potential full liability associated with these guarantees has not been recorded.

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt.  On January 9, 2009, the Company paid off the entire outstanding balance of $27,160, releasing the guarantee.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of June 30, 2009, had an outstanding balance of $20,101, of which the Company has guaranteed 25%, or $5,025.  Upon achieving a debt service coverage ratio of 1.25, the guaranteed amount is reduced to 15% of the outstanding loan balance.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of June 30, 2009, had an outstanding balance of $5,794, of which the Company has guaranteed 15%, or $869.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of June 30, 2009, had an outstanding balance of $57,121, of which the Company has guaranteed 15%, or $8,568.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land and developing a shopping center located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (Target).  Under the terms of the agreement, Target had the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, were not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company had guaranteed the put option with Green Valley.  On December 1, 2008, the put agreement was released.  In addition, as part of the project, the joint venture obtained construction debt which as of June 30, 2009, had an outstanding balance of $10,971, of which the Company has guaranteed 40%, or $4,388.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of June 30, 2009, the Company had seven irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year ending December 31, 2008 and 2007, and they will remain outstanding until all claims from the relative policy

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

year are closed.  There were also five letters of credit relating to four development projects as security for utilities and completion.  The balance of outstanding letters of credit at June 30, 2009 was $20,327, and none have been drawn upon.

The Company has entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties it currently owns or plans to purchase in the future.  The Company has outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, the Company was not required to make additional rate lock deposits and determined that the $1,220 carrying value of the rate lock deposits was fully recoverable as of June 30, 2009.  On August 5, 2009, the Company terminated the Treasury rate lock agreement, which resulted in a gain of $3,989 during the third quarter of 2009.

(19)  Litigation

The Company previously disclosed in its Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to the Company and its shareholders, in connection with the Company’s merger with its business manager/advisor and property managers as reflected in its Proxy Statement dated September 12, 2007 (the “Proxy Statement”).  All the defendants, including the Company, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (“Order”), the court granted in part the defendants’ motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that the Company’s board of directors breached their fiduciary duties to the Company and its shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by the Company under the merger agreement was fair to the Company from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

All the defendants moved to dismiss the Second Amended Complaint, but at a June 4, 2009 hearing, the court denied the motion to dismiss.  All defendants have now answered the Second Amended Complaint, and the court has entered a discovery schedule.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(20)  Subsequent Events

During the period from July 1, 2009 through August 12, 2009, which is the date of this 10-Q filing, the Company:

•

issued 1,191 additional shares of common stock through the DRP resulting in a total of 481,164 of common stock outstanding at August 10, 2009;

•

paid distributions of $23,999, representing $0.05 per share, to shareholders in July 2009 for the quarter ended June 30, 2009;

•

funded additional capital of $375 on one existing unconsolidated development joint venture;

•

funded additional capital of $34 on two existing development joint ventures;

•

funded two earnouts of $4,711 to purchase an additional 14,614 square feet at one existing property;

•

reduced the amount outstanding on one irrevocable letter of credit for security in mortgage loan arrangements by $3,877 for a remaining amount outstanding of $61;

•

borrowed an additional $15,000 of margin debt related to its investment in marketable securities;

•

terminated the Treasury rate lock agreement, which resulted in a gain of $3,989 during the third quarter of 2009;

•

obtained mortgage payable proceeds of $56,052 and made mortgage payable repayments of $84,791. Included in these amounts are $54,753 of mortgage debt refinanced to new borrowed amounts of $63,265, new mortgages payable of $1,299, and repayments of $21,526. The new mortgages payable have interest rates ranging from 1.71% to 8.00% and maturities from two to ten years. The stated interest rates of the loans repaid during the six months ended June 30, 2009 ranged from 1.86% to 5.09%;

•

sold approximately 1,789 shares of 21 different securities for net proceeds of $29,432 (resulting in realized net gains of approximately $9,970), which were used to pay down margin debt, and

•

had $41,245 of mortgage debt that had matured as of June 30, 2009, $20,497 of which was refinanced on July 17, 2009 and $20,478 of which is in the process of being extended.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

Our financial condition will be materially adversely affected if we are unable to refinance all or substantially all of our remaining indebtedness maturing in 2009 or 2010.  Approximately $1,100,000 of our indebtedness matures during 2009, including approximately $867,000 in the third and fourth quarters of 2009, and approximately an additional $1,289,000 will mature in 2010;

•

Our financial condition may be affected by required debt service payments, the risk of default and restrictions on our ability to incur additional debt or enter into certain transactions under our credit agreement;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2009.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of June 30, 2009, our portfolio consisted of 299 operating properties wholly-owned by us and two operating properties in which we own between 50% and 99.5% (the consolidated operating joint venture properties), for a total of 301 operating properties.  We have also invested in twelve other operating properties that we do not consolidate and seventeen properties in seven development joint ventures, six of which we consolidate.

In this report all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries, including joint ventures.

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of the related properties consisting of neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We attempt to manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders and intend to continue to make distributions in order to maintain our REIT status.

The properties in our portfolio are located in 38 states.  As of June 30, 2009, our consolidated and wholly-owned portfolio consisted of 180 multi-tenant shopping centers and 121 free-standing, single-user properties of which 106 are net lease properties.  The consolidated and wholly-owned portfolio contains an aggregate of approximately 44.9 million square feet of gross leasable area (GLA), of which approximately 86% of the GLA was physically leased and 87% was economically leased.  The weighted average occupied GLA was 86% and 89% as of June 30, 2009 and December 31, 2008, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized revenue as of June 30, 2009, approximately 65% is generated by anchor, single or credit tenants, including PetSmart, Bed, Bath & Beyond, Ross Dress for Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

Of the 301 wholly-owned and consolidated joint venture operating properties as of June 30, 2009, 135 properties were located west of the Mississippi River.  These 135 properties equate to approximately 47% of our GLA and approximately 46% of our annualized base rental income as of June 30, 2009.  The remaining 166 properties are located east of the Mississippi River.

During the six months ended June 30, 2009, we invested approximately $26,264 for the acquisition of an additional phase at one of our existing operating properties and funding of seven earnouts at three existing properties, containing a total GLA of approximately 65,850 square feet.  We also invested approximately $1,494 and $1,882 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $22,255 in investor proceeds through our DRP, $117,316 in proceeds from the sale of four operating properties and obtained approximately $129,163 in proceeds from new and refinanced mortgages and construction loan financings.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements and liquidity.  In addition to the collectability assessment of outstanding accounts receivable, we also evaluate the related real estate for recoverability pursuant to the provisions of SFAS No. 144, as well as, any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities.

Economic Conditions

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  Different regions of the United States have and may continue to experience varying degrees of economic growth or distress.  Adverse changes in general or local economic conditions could result in the inability of some tenants of ours to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants.  Our shopping centers are typically anchored by two or more national tenants (Wal-Mart or Target), home improvement stores (Home Depot or Lowe’s Home Improvement) and two or more junior anchor tenants (Bed Bath & Beyond, Kohl’s, Best Buy, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than higher-priced luxury items.  In addition, we seek to reduce our operating and leasing risks through ownership of a portfolio of properties with a diverse geographic presence and tenant base.

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

Although certain individual tenants within our portfolio have filed for bankruptcy protection, we believe that several of our major tenants, including Wal-Mart, Home Depot, Kohl’s, Best Buy, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their current credit quality.  We believe that consumers continue to be concerned regarding the health of the United States economy and its impact on disposable income has caused broad changes in shopping patterns and appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods. As a result, many of our core retailers are believed to be doing well and are still pursuing new store locations while weaker retailers, some of which have locations in our portfolio, are feeling pressure and are expected to continue to experience difficulty in this environment.

Leasing and Occupancy

Since our inception in 2003, historical occupancy rates in our shopping center portfolio have averaged 94.7%.  Our current average base rental rate of $13.36 per square foot has increased from $12.83 per square foot since 2003.  Anticipating that more store closings are likely to occur this coming year, we continue to be proactive in our leasing strategy.  We focus on maintaining occupancy by pursuing new lease commitments.  Moreover, to date we have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we are currently of the belief that the position of our portfolio and the general diversity and credit quality of our tenant base may enable us to successfully navigate through these challenging economic times.

Occupancy History

100%
96%
92%
88%
84%
80%
76%
72%
68%
64%
60%
Occupancy
Mervyn's Bankruptcy
July 2008
Vacated at the end of 2008
Linens 'n Things Bankruptcy
May 2008
Vacated at the end of 2008
Circuit City Bankruptcy
November 2008
Vacated in March 2009
2Q04
4Q04
2Q05
4Q05
2Q06
4Q06
2Q07
4Q07
2Q08
4Q08
2Q09
Weighted Avg. Occupancy Rate
Mean Occupancy

During the six months ended June 30, 2009, we have executed 85 new leases for an aggregate 590,841 square feet, including the re-leasing of one Circuit City, three Mervyn’s and seven Linens ‘n Things locations.  These leases have been signed with national tenants including:  T.J. Maxx, Ross Dress for Less, Best Buy and Kohl’s.  We are in active negotiations on the majority of the remaining vacant big-box spaces resulting from the Circuit City, Linens ‘n Things and Mervyn’s bankruptcies; as of June 30, 2009, we have released 14% of the vacated spaces and we have received letters of intent or are in various stages of lease negotiations on an additional 60% of these vacated spaces.

Asset Dispositions

In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and certain non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.

We have made significant strides in disposing of non-core assets as a means of recycling capital.  We have closed on the sale of four assets during the six months ended June 30, 2009, aggregating 1,142,400 square feet, for a total sales price of $226,632.  The properties sold included:  Larkspur Landing, a 172,000 square foot lifestyle center located in Larkspur, California; a 395,800 square foot office building fully leased to American Express in Salt Lake City, Utah; a 389,400 square foot office building fully leased to American Express in Greensboro, North Carolina; and the 185,200 square foot corporate office headquarters for Computershare in Canton, Massachusetts.  The aggregated sales resulted in the extinguishment of $141,319 of debt.

Mortgage Refinancings

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are limited.  Rates available from commercial and investment banks are widely divergent when and if they are willing to quote a rate.  We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios. The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process but deposits from borrowers may be required for credit to be extended.

Part of our overall strategy includes actively addressing debt maturing in 2009 and beyond, and considering alternative courses of action given that the capital markets continue to be volatile.  We intend to balance the amount and timing of our debt maturities upon refinance.  We continually evaluate our debt maturities, and based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected financial results due to higher interest rates.  Although the credit environment has become much more difficult since the third quarter of 2008, we continue to pursue opportunities with the largest United States banks, life insurance companies, regional and local banks, and more recently the United States Term Asset – Backed Securities Loan Facility (TALF) program.

Remaining Quarterly Debt Maturity Schedule – 2009 and 2010

During the six months ended June 30, 2009 and through the date of this 10-Q filing, we have closed on sixteen mortgage loan transactions with a variety of lenders, including life insurance companies, regional and local banks, for total proceeds of $172,773.  We also have $501,877 in loans set to mature in various stages of negotiation or under application.  In aggregate, we are addressing or have addressed a total of $725,422 out of the $1,057,019 in debt maturing in 2009 when combined with the extinguished debt associated with the assets sold.  Additionally, we currently have another $121,150 of the debt maturing in 2009 in the market for quote.  As part of our strategy, management is focused on accessing multiple sources of capital, involving single asset and portfolio executions, in order to address our upcoming debt maturities.

Institutional and Development Joint Ventures

During 2007, we began our two-pronged joint venture strategy – institutional and development.  Our initial institutional joint venture program was launched in April 2007 by the creation of a new entity with equity contributions made by our joint venture partner and a combination of asset and equity contributions by us.  Our joint venture partner is a large state pension fund, advised by an unrelated third party.  We initially contributed approximately $336,000 of assets to the joint venture with the intention of contributing an additional $164,000 in assets, followed by an additional $500,000 of new assets to be acquired.  We are the managing member of the joint venture and earn fees for asset management, property management, leasing, acquisitions and dispositions.  We earned fees of $281 and $313 during the three months ended June 30, 2009 and 2008, respectively.  We earned fees of $599 and $644 during the six months ended June 30, 2009 and 2008, respectively.

Also during 2007, we launched our development joint venture program which involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Currently we have seven development joint ventures totaling $110,535 of equity contributed by us.  Total costs of these developments are expected to be $421,312.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 in equity on to be named developments, $9,096 of which was committed as of June 30, 2009.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best execution if that involves a sale of the developed property, at which time, we will share in the proceeds realized upon the consummation of a sale.

Our consolidated joint ventures have the following shopping center projects under construction.  At June 30, 2009, $185,786 of costs had been incurred in relation to these development projects.

Location	Description	Our Effective Ownership Percentage	Projected GLA	Our Projected Net Investment	Our Investment at June 30, 2009
Frisco, TX	Parkway Towne Crossing	25%	183,434	$8,717	$8,717
Dallas, TX	Wheatland Towne Crossing	25%	237,692	8,575	8,575
Henderson, NV	Lake Mead Crossing	25%	427,032	26,885	26,885
Henderson, NV	Green Valley Crossing	50%	123,274	9,097	9,097
Billings, MT	South Billings Center	100%	189,800	5,000	4,892
Nashville, TN	Bellevue Center	50%	1,040,672	35,000	32,119
			2,201,904	$93,274	$90,285

The consolidated joint venture development estimated funding schedule, as of June 30, 2009, is as follows:

	Our Proportionate Share	JV Partners' Proportionate Share	Proceeds from Construction Loans	Total
Funded as of June 30, 2009	$90,285	$1,514	$93,987	$185,786
Projected net funding remaining in 2009	150	-	2,333	2,483
Projected net funding thereafter	2,839	-	66,580	69,419
Total	$93,274	$1,514	$162,900	$257,688

Of the four construction loans related to our consolidated joint venture developments, two of the loans mature in the third quarter of 2009, and one matures in the fourth quarter of 2009.  The amount of recourse to us relative to the loans maturing in 2009 range from 15% to 25% of the outstanding balance and amounts to $14,462 as of June 30, 2009.

One of our unconsolidated joint ventures has the following shopping center project under construction.  At June 30, 2009, $49,978 of costs had been incurred in relation to this development project.

Location	Joint Venture Partner	Our Effective Ownership Percentage	Projected GLA	Our Projected Net Investment	Description
Denver, CO	Hampton Retail Investors I, LLC	96%	781,538	$26,000	Hampton Retail Colorado

The unconsolidated joint venture development estimated funding schedule, as of June 30, 2009, is as follows:

	Our Proportionate Share	JV Partners' Proportionate Share	Proceeds from Construction Loans	Total
Funded as of June 30, 2009	$20,250	$1,040	$28,688	$49,978
Projected net funding remaining in 2009	1,460	-	-	1,460
Projected net funding thereafter	4,290	-	7,812	12,102
Total	$26,000	$1,040	$36,500	$63,540

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

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the six months ended June 30, 2009, there were no significant changes to these policies, except as follows.

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

We allocate the purchase price of each acquired investment property between the estimated fair value of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market and the value of customer relationships, if any, and goodwill, if determined to meet the definition of a business under SFAS No. 141(R).  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that help support our purchase price allocations; however, we are ultimately responsible for the purchase price allocations.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and consider various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require us to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

In accordance with EITF Issue No. 08-6: Equity Method Investment Accounting Considerations and APB Opinion No. 18: The Equity Method of Accounting for Investments in Common Stock and SAB No. 59: Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities, as amended by SAB No. 111, our investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.

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

In accordance with SFAS No. 133, all derivatives are recorded on the consolidated balance sheets at their fair values within other assets or other liabilities.  On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive income (loss), until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in net loss.  We do not use derivatives for trading or speculative purposes.

Results of Operations

Comparison of the three months ended June 30, 2009 to June 30, 2008

The table below presents operating information for our same store portfolio consisting of 300 operating properties acquired or placed in service prior to April 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30
	2009	2008	Increase (Decrease)	% Change
Revenues:
Same store investment properties (300 properties):
Rental income	$130,123	$140,270	$(10,147)	(7.2)
Tenant recovery income	30,112	32,457	(2,345)	(7.2)
Other property income	8,568	3,493	5,075	145.3
Other investment properties:
Rental income	2,259	614	1,645	267.9
Tenant recovery income	655	99	556	561.6
Other property income	79	7	72	1,028.6
Total rental and additional income	171,796	176,940	(5,144)	(2.9)
Expenses:
Same store investment properties (300 properties):
Property operating expenses	25,789	28,863	(3,074)	(10.7)
Real estate taxes	23,179	21,681	1,498	6.9
Other investment properties:
Property operating expenses	652	740	(88)	(11.9)
Real estate taxes	644	204	440	215.7
Total property operating expenses	50,264	51,488	(1,224)	(2.4)
Property net operating income:
Same store investment properties	119,835	125,676	(5,841)	(4.6)
Other investment properties	1,697	(224)	1,921	857.6
Total net operating income	121,532	125,452	(3,920)	(3.1)
Other income:
Straight-line rental income	2,026	3,235	(1,209)
Insurance captive income	622	476	146
Amortization of above and below market lease intangibles	585	654	(69)
Dividend income	4,303	6,653	(2,350)
Interest income	671	1,068	(397)
Equity in income of unconsolidated joint ventures	-	186	(186)
Recognized gain on marketable securities, net	754	-	754
Total other income	8,961	12,272	(3,311)	(27.0)
Other expenses:
Straight-line ground rent expense	992	938	54
Straight-line bad debt expense	573	1,252	(679)
Insurance captive expense	955	531	424
Depreciation and amortization	64,443	64,662	(219)
Provision for asset impairment	16,900	7,700	9,200
Loss on lease terminations	3,520	2,484	1,036
General and administrative expenses	4,650	4,696	(46)
Equity in loss of unconsolidated joint ventures	4,167	-	4,167
Impairment of investment in unconsolidated entity	-	5,524	(5,524)
Impairment of note receivable	16,909	-	16,909
Loss on interest rate locks	-	9,598	(9,598)
Interest expense	58,992	53,735	5,257
Recognized loss on marketable securities, net	-	29,970	(29,970)
Other expense	1,037	305	732
Total other expenses	173,138	181,395	(8,257)	(4.6)
Discontinued operations:
Operating (loss) income	(51)	473	(524)
Gain on extinguishment of debt	1,996	-	1,996
Gain on sales of investment properties	7,362	-	7,362
Income from discontinued operations	9,307	473	8,834	1,867.7
Net loss	(33,338)	(43,198)	9,860	22.8
Net income attributable to noncontrolling interests	(53)	(270)	217	80.4
Net loss attributable to Company	$(33,391)	$(43,468)	$10,077	23.2

Net operating income decreased by $3,920, or 3.1%.  Total rental income, tenant recovery and other property income decreased by $5,144, or 2.9%, and total property operating expenses decreased by $1,224, or 2.4%, for the three months ended June 30, 2009, as compared to June 30, 2008.

Rental income.  Rental income decreased $10,147, or 7.2%, on a same store basis from $140,270 to $130,123.  The same store decrease is primarily due to:

•

a decrease of $9,265 due to the early termination of certain tenant leases, co-tenancy rent reductions and tenant bankruptcies;

•

a decrease of $333 in percentage rent due to decreased tenant sales resulting from current general economic conditions; partially offset by

•

an increase of $971 in rental income due to base rent increases related to existing tenants, and

•

an increase of $335 due to earnouts completed subsequent to the three months ended June 30, 2008.

Overall, rental income decreased $8,502, or 6.0%, from $140,884 to $132,382, primarily due to the same store portfolio described above, partially offset by an increase of $1,645 in other investment properties due to:

•

an increase of $1,184 due to investment properties acquired subsequent to March 31, 2008, and

•

an increase of $745 related to development properties placed into service in the second quarter of 2008 partially offset by a decrease of $256 due to early lease terminations.

Tenant recovery income.  Tenant recovery income decreased $2,345, or 7.2%, on a same store basis from $32,457 to $30,112, primarily due to:

•

reduced occupancy as a result of tenant vacancies resulting from bankruptcies and early lease terminations resulting from the current economic challenges facing tenants;

•

reduced property operating expenses, as described below; partially offset by

•

an increase in the 2008 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the three months ended June 30, 2009.

Overall, tenant recovery income decreased $1,789, or 5.5%, from $32,556 to $30,767, primarily due to the decrease in the same store portfolio described above, partially offset by recovery income from investment properties purchased after March 31, 2008 and phases of developments that have been placed into service.

Other property income.  Other property income increased overall by $5,147, or 147.0%.  The increase is primarily attributable to $5,000 recognized during the three months ended June 30, 2009 related to the forfeiture of security deposits due to the bankruptcy of a major tenant.

Property operating expenses. Property operating expenses decreased $3,074, or 10.7%, on a same store basis from $28,863 to $25,789.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $1,132;

•

a decrease in certain non-recoverable and recoverable property operating expenses of $1,325;

•

a decrease in insurance expense of $325, primarily related to a reduction in insurance premiums, and

•

a decrease in the operating overhead of our property management companies of $292.

Overall, property operating expenses decreased $3,162, or 10.7%, from $29,603 to $26,441, due to the decrease in the same store portfolio described above, as well as a decrease in certain non-recoverable and recoverable property operating expenses of $180 offset by an increase in bad debt expense of $92 in other investment properties.

Real estate taxes.  Real estate taxes increased $1,498, or 6.9%, on a same store basis from $21,681 to $23,179.  This increase is primarily due to:

•

an increase of $892 related to investment properties where vacated tenants with triple net leases had during the three months ended June 30, 2008 paid real estate taxes directly to the taxing authorities;

•

a decrease of $117 in real estate tax refunds received during the three months ended June 30, 2009, for prior year tax assessment adjustments;

•

an increase of $933 in 2008 real estate tax expense due to normal increases in assessed values averaging approximately 4%; partially offset by

•

a decrease of $430 in prior year estimates adjusted during the three months ended June 30, 2009, based on actual real estate taxes paid.

Overall, real estate taxes increased $1,938, or 8.9%, from $21,885 to $23,823.  The other investment properties representing properties acquired subsequent to March 31, 2008, and phases of developments that have been placed into service resulted in an increase in real estate taxes of $440.

Other income. Other income decreased $3,311, or 27.0%. This decrease was primarily due to:

•

a decrease in dividend income of $2,350 due to dividend reductions and suspensions associated with our investments in marketable securities, and

•

a decrease of $1,209 in straight-line rental income primarily due to reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies.

Other expenses. Other expenses decreased $8,257, or 4.6%. This decrease was primarily due to:

•

a decrease in recognized loss on marketable securities of $29,970 as a result of a decline in the fair value of certain marketable securities determined to be other-than-temporary as compared to the second quarter of 2008;

•

a $9,598 decrease in loss on rate locks due to no additional impairment recorded against the rate lock during the three months ended June 30, 2009, and

•

a decrease in impairment of investment in unconsolidated entity of $5,524 as a result of the write-off of an investment in a development joint venture during the three months ended June 30, 2008.

These decreases were partially offset by:

•

an increase of $16,909 in impairment of a note receivable (see Note 8 to the consolidated financial statements);

•

a $9,200 increase in the provision for asset impairment during the three months ended June 30, 2009, related to one single-user property formerly occupied by Mervyn’s and one multi-tenant property located in Hanford, California and Largo, Maryland, respectively;

•

an increase of $5,257 in interest expense primarily due to mortgage payable refinancings at higher interest rates, the fixed to variable spread on our interest rate swaps, decreases in capitalized interest due to phases of our developments placed into service, an increase in the interest rate on our line of credit, partially offset by decreases in margin payable interest, and

•

an increase in our equity in losses of unconsolidated joint ventures of $4,167 due primarily to impairments recorded by the joint venture.

Discontinued operations.  Discontinued operations reflects activity related to four properties that we sold during the first six months of 2009.  During the three months ended June 30, 2009, we completed sales of three single-user properties with sale prices totaling $161,632 which resulted in total net proceeds of $52,563, after the assumption of mortgage payables totaling $107,689.

Comparison of the six months ended June 30, 2009 to June 30, 2008

The table below presents operating information for our same store portfolio consisting of 298 operating properties acquired or placed in service prior to January 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30
	2009	2008	Increase (Decrease)	% Change
Revenues:
Same store investment properties (298 properties):
Rental income	$259,203	$276,830	$(17,627)	(6.4)
Tenant recovery income	60,987	67,854	(6,867)	(10.1)
Other property income	12,076	12,248	(172)	(1.4)
Other investment properties:
Rental income	7,400	3,336	4,064	121.8
Tenant recovery income	2,075	714	1,361	190.6
Other property income	124	47	77	163.8
Total rental and additional income	341,865	361,029	(19,164)	(5.3)
Expenses:
Same store investment properties (298 properties):
Property operating expenses	55,488	58,390	(2,902)	(5.0)
Real estate taxes	46,676	42,185	4,491	10.6
Other investment properties:
Property operating expenses	2,378	1,331	1,047	78.7
Real estate taxes	1,727	547	1,180	215.7
Total property operating expenses	106,269	102,453	3,816	3.7
Property net operating income:
Same store investment properties	230,102	256,357	(26,255)	(10.2)
Other investment properties	5,494	2,219	3,275	147.6
Total net operating income	235,596	258,576	(22,980)	(8.9)
Other income:
Straight-line rental income	4,358	6,472	(2,114)
Insurance captive income	1,137	1,017	120
Amortization of above and below market lease intangibles	1,196	1,303	(107)
Dividend income	7,787	11,989	(4,202)
Interest income	1,144	2,427	(1,283)
Equity in income of unconsolidated joint ventures	-	485	(485)
Other income	-	260	(260)
Total other income	15,622	23,953	(8,331)	(34.8)
Other expenses:
Straight-line ground rent expense	2,004	1,887	117
Straight-line bad debt expense	2,364	2,081	283
Insurance captive expense	1,688	961	727
Depreciation and amortization	128,802	128,942	(140)
Provision for asset impairment	37,300	7,700	29,600
Loss on lease terminations	9,255	5,608	3,647
General and administrative expenses	9,455	9,098	357
Equity in loss of unconsolidated joint ventures	4,633	-	4,633
Impairment of investment in unconsolidated entity	-	5,524	(5,524)
Impairment of note receivable	16,909	-	16,909
Loss on interest rate locks	-	9,598	(9,598)
Interest expense	113,844	107,385	6,459
Recognized loss on marketable securities, net	26,194	37,780	(11,586)
Other expense	3,820	-	3,820
Total other expenses	356,268	316,564	39,704	12.5
Discontinued operations:
Operating income	288	962	(674)
Gain on extinguishment of debt	1,996	-	1,996
Gain on sales of investment properties	19,574	-	19,574
Income from discontinued operations	21,858	962	20,896	2,172.1
Net loss	(83,192)	(33,073)	(50,119)	(151.5)
Net loss (income) attributable to noncontrolling interests	3,121	(632)	3,753	593.8
Net loss attributable to Company	$(80,071)	$(33,705)	$(46,366)	(137.6)

Net operating income decreased by $22,980, or 8.9%.  Total rental income, tenant recovery and other property income decreased by $19,164, or 5.3%, and total property operating expenses increased by $3,816, or 3.7%, for the six months ended June 30, 2009, as compared to June 30, 2008.

Rental income.  Rental income decreased $17,627, or 6.4%, on a same store basis from $276,830 to $259,203.  The same store decrease is primarily due to:

•

a decrease of $16,399 due to the early termination of certain tenant leases, co-tenancy rent reductions and tenant bankruptcies;

•

a decrease of $694 in percentage rent due to decreased tenant sales resulting from current general economic conditions; partially offset by

•

an increase of $1,440 in rental income due to base rent increases related to existing tenants, and

•

an increase of $1,035 due to earnouts completed subsequent to the six months ended June 30, 2008.

Overall, rental income decreased $13,563, or 4.8%, from $280,166 to $266,603, primarily due to the decrease in the same store portfolio described above, partially offset by an increase of $4,064 in other investment properties due to:

•

an increase of $2,694 due to investment properties acquired subsequent to December 31, 2007, and

•

an increase of $1,418 related to development properties placed into service subsequent to June 30, 2008.

Tenant recovery income.  Tenant recovery income decreased $6,867, or 10.1%, on a same store basis from $67,854 to $60,987, primarily due to:

•

reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies and early lease terminations resulting from the current economic challenges facing tenants, and

•

a reduction in the 2008 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the six months ended June 30, 2009.

Overall, tenant recovery income decreased $5,506, or 8.0%, from $68,568 to $63,062, primarily due to the decrease in the same store portfolio described above, partially offset by recovery income from other investment properties purchased after December 31, 2007 and phases of developments that have been placed into service.

Other property income.  Other property income decreased overall by $95 or 0.77%.  Other property income for the six months ended June 30, 2009 includes $5,000 related to the forfeiture of security deposits as a result of the bankruptcy of a major tenant.  Other property income for the six months ended June 30, 2008, includes $5,000 related to a lease termination fee.

Property operating expenses. Property operating expenses decreased $2,902, or 5.0%, on a same store basis from $58,390 to $55,488.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $348;

•

a decrease in certain non-recoverable and recoverable property operating expenses of $1,579;

•

a decrease in insurance expense of $644, primarily related to a reduction in insurance premiums, and

•

a decrease in the operating overhead of our property management companies of $331.

Overall, property operating expenses decreased $1,855, or 3.1%, from $59,721 to $57,866, due to the decrease in the same store portfolio described above, offset by an increase of $1,047 in other investment properties as follows:

•

an increase in bad debt expense of $309, and

•

an increase in certain non-recoverable and recoverable property operating expenses of $738 related to the acquisition of properties and completions of earnouts subsequent to January 1, 2008.

Real estate taxes.  Real estate taxes increased $4,491, or 10.6%, on a same store basis from $42,185 to $46,676.  This increase is primarily due to:

•

an increase of $1,794 related to investment properties where vacated tenants with triple net leases had, during the six months ended June 30, 2008, paid real estate taxes directly to the taxing authorities;

•

an increase of $575 in prior year estimates adjusted during the six months ended June 30, 2009, based on actual real estate taxes paid;

•

a decrease of $501 in real estate tax refunds received during the six months ended June 30, 2009, for prior year tax assessment adjustments, and

•

an increase of $1,702 in 2008 real estate tax expense due to normal increases in assessed values averaging approximately 4%.

Overall, real estate taxes increased $5,671, or 13.3%, from $42,732 to $48,403.  The other investment properties representing properties acquired subsequent to December 31, 2007, and phases of developments placed into service subsequent to June 30, 2008, resulted in an increase in real estate taxes of $1,180.

Other income. Other income decreased $8,331, or 34.8%. This decrease was primarily due to:

•

a decrease in dividend income of $4,202 due to dividend reductions and suspensions associated with our investments in marketable securities;

•

a decrease of $2,114 in straight-line rental income primarily due to reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies, and

•

a decrease in interest income of $1,283 primarily due to decreases of $493 as a result of full or partial payoffs of notes receivable subsequent to June 30, 2008 and $881 as a result of decreases in operating cash and short-term investments receiving lower interest rates in interest bearing accounts.

Other expenses. Other expenses increased $39,704, or 12.5%. This increase was primarily due to:

•

a $29,600 increase in the provision for asset impairment during the six months ended June 30, 2009, related to one single-user property formerly occupied by Mervyn’s in Hanford, California and two multi-tenant properties located Largo, Maryland and Mesa, Arizona;

•

an increase of $16,909 in impairment of a note receivable (see Note 8 to the consolidated financial statements);

•

an increase of $6,459 in interest expense primarily due to mortgages payable refinancings at higher interest rates, the fixed to variable spread on our interest rate swaps, decreases in capitalized interest due to phases of our developments placed into service, an increase in the interest rate on our line of credit, partially offset by decreases in margin payable interest;

•

an increase in our equity in losses of unconsolidated joint ventures of $4,633 primarily due to impairments recorded by the joint venture in the second quarter of 2009;

•

an increase of $3,820 in other expense primarily related to the joint venture partner redemption discussed in Note 1 to the consolidated financial statements, and

•

an increase in loss on terminated leases of $3,647 as a result of an increase in tenants that vacated prior to lease expiration during the six months ended June 30, 2009 due to tenant bankruptcies and current economic challenges facing tenants.

These increases were partially offset by:

•

a decrease in recognized loss on marketable securities of $11,586, primarily as a result of a $24,831 decline in the first half of 2009 in the fair value of certain marketable securities determined to be other-than-temporary as compared to other-than-temporary impairment of $40,728 in the first half of 2008;

•

a $9,598 decrease in loss on rate locks due to impairment recorded during the six months ended June 30, 2008, and

•

a decrease in impairment of investment in unconsolidated entity of $5,524 during the six months ended June 30, 2009, due to a write-off of an investment in a development joint venture during the six months ended June 30, 2008.

Discontinued operations.  Discontinued operations reflects activity related to four properties that we sold during the first six months of 2009.  We completed sales of one multi-tenant lifestyle center and three single-user properties with sale prices totaling $226,632, which resulted in total net proceeds of $117,316, repayment of one $33,630 mortgage payable, and the assumption of mortgage payables totaling $107,689.

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

FFO is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss attributable to Company	$(33,391)	$(43,468)	$(80,071)	$(33,705)
Add:
Depreciation and amortization related to investment properties	71,005	70,403	144,798	140,826
Less:
Gain on sale of investment properties	(7,362)	-	(19,574)	-
Noncontrolling interests share of depreciation related to consolidated joint ventures	(738)	(369)	(1,583)	(714)
Funds from operations	$29,514	$26,566	$43,570	$106,407

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended June 30, 2009 and 2008 were $3,520 and $2,484, respectively.  Total loss on lease terminations for the six months ended June 30, 2009 and 2008 were $9,255 and $5,608, respectively.

The increase in FFO for the three months ended June 30, 2009 compared to the same period in 2008 is primarily due to decreases in loss on interest rate locks of $9,598 and impairment of investment in an unconsolidated entity of $5,524, partially offset by a decrease in total revenues of $6,276 and an increase in interest expense of $5,257.  The decline in FFO for the six months ended June 30, 2009 compared to the same period in 2008 includes an increase in non-cash impairments related to a note receivable, marketable securities and investment properties of approximately $37,500 as well as a decrease in total revenues of $21,265, an increase in real estate taxes of $5,671 and an increase in interest expense of $6,459, partially offset by a decrease in loss on interest rate locks of $9,598.

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.10 per share distribution declared for the six months ended June 30, 2009, represented 108.7% of our FFO for the period.  The $0.32 per share distribution declared for the six months ended June 30, 2008, represented 145.8% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, and other factors the board of directors may deem relevant.

Liquidity and Capital Resources

Current Environment

We rely on capital to buy, develop and improve our properties. Events in 2008 and early 2009, including recent failures and near failures of a number of large financial service companies, have made the capital markets increasingly volatile. We continuously evaluate opportunities to refinance and issue additional debt or raise additional equity.

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are limited.  Rates available from commercial and investment banks are widely divergent when and if they are willing to quote a rate.  We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios.  The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process but deposits from borrowers may be required for credit to be extended.

Part of our overall strategy includes actively addressing debt maturing in 2009 and beyond, and considering alternative courses of action given that the capital markets continue to be volatile.  We intend to balance the amount and timing of our debt maturities upon refinance.  We continually evaluate our debt maturities, and based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected financial results due to higher interest rates.  Although the credit environment has become much more difficult since the third quarter of 2008, we continue to pursue opportunities with the largest United States banks, life insurance companies, regional and local banks, and more recently the United States Term Asset – Backed Securities Loan Facility (TALF) program.

At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness and dividend payments in order to maintain REIT status. We are committed to managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and/or securing additional debt to maximize liquidity, repay outstanding borrowings as they mature and comply with financial covenants in 2009 and beyond.

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

As of June 30, 2009, we had cash and cash equivalents of $115,850.  At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness and recurring tenant improvements.  In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.  However, there can be no assurance that future sales will occur, or, if they occur, that they will materially assist in reducing our indebtedness.

During the six months ended June 30, 2009, we obtained mortgage payable proceeds of $129,163 and made mortgage payable repayments of $201,508. Included in these amounts are $117,900 of mortgage debt refinanced to new borrowed amounts of $86,550, new mortgages payable of $42,613, and repayments of $83,608. The new mortgages payable that we entered into during the six months ended June 30, 2009 have interest rates ranging from 1.71% to 7.75% and maturities from three to ten years. The stated interest rates of the loans repaid during the six months ended June 30, 2009 ranged from 1.86% to 5.50%.

We continue to evaluate our maturing mortgage debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  Our remaining 2009 mortgage debt maturities of $866,607 mature as follows: $496,022 in the third quarter and $370,585 in the fourth quarter of 2009.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement, as described in Note 10.  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

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

We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2009.  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us in 2009 and 2010.  We intend to seek refinancing on all of our indebtedness coming due in 2009 and 2010; but, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness, we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2009 will further benefit our refinancing efforts and our cash position.

Liquidity

We anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and distribution payments in accordance with REIT requirements.  To assist in the refinancing needs, we intend to utilize a combination of equity raised from expected asset sales, retained capital as a result of suspension of the share repurchase program, and the change in the dividend policy announced with the intention of paying at least 90% of taxable income to maintain our REIT status.  Through these measures, we have been able to deleverage our consolidated balance sheet by $212,629 during the six months ended June 30, 2009 and maintain a stable cash balance in excess of $100,000.

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

Mortgages Payable

Mortgage loans outstanding as of June 30, 2009 were $4,148,162 (of which $56,376 is recourse to us) and had a weighted average interest rate of 4.98%.  Of this amount, $3,908,257 had fixed rates ranging from 3.99% to 9.12% and a weighted average fixed rate of 5.11%.  The remaining $239,905 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 2.92%.  Properties with a net carrying value of $5,915,322 at June 30, 2009 and related tenant leases are pledged as collateral.  As of June 30, 2009, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Shareholder Liquidity

We established an SRP to provide limited, interim liquidity for our shareholders.  However, effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

Capital Resources

At June 30, 2009, our capitalization consisted of $4,448,603 of debt and $2,515,874 of total equity.  At June 30, 2009, our total debt consisted of $3,958,646 of fixed-rate debt and $489,957 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2008, our total debt consisted of $4,110,495 of fixed-rate debt and $517,107 of variable-rate debt.

We maintain a dividend reinvestment program, (the “DRP”), subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance. In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2009, solely to modify the purchase price.  Thus, on or after March 1, 2009, additional shares of our stock purchased under the DRP has been purchased at a price of $8.50 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price. Prior to this change on March 1, 2009, participants were able to acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share.  As of June 30, 2009, we had issued 64,312 shares pursuant to the DRP for an aggregate amount of $627,726.

We maintain our line of credit agreement with a syndicate of financial institutions (our “Line Lenders”).  While not a significant component of our capital structure, the credit agreement provides for borrowings of $200,000 as amended, as described below, if certain financial covenants are maintained and a maturity date of October 2010, with a one-year extension option.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our Line Lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

On April 17, 2009, we entered into an amendment to the credit agreement.  The terms of the amendment to the credit agreement stipulate:

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

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain financial covenants related to loan-to-value and debt service coverage beginning March 31, 2010;

•

an increase of the amount of non-recourse cross-default permissions from $50,000 to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders;

•

an agreement to prohibit redemptions of our common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010; and

•

customary fees associated with the modification.

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  As of June 30, 2009, we believe we were in compliance with all financial covenants, as amended.  We paid down $25,000 on the line of credit on April 17, 2009, paid down an additional $33,000 on May 5, 2009, and borrowed $30,000 on June 1, 2009.  The outstanding balance on the line of credit at June 30, 2009 and December 31, 2008 was $197,000 and $225,000, respectively.

Our current business plans indicate that we will be able to operate in compliance with these covenants, as modified, in 2009 and beyond; however, the current dislocation in the global credit markets has significantly impacted our projected cash flows, access to non-recourse mortgage capital, and our financial position and effective leverage. If the current dislocation in the global credit markets continues or worsens or if there is a continued decline in the retail and real estate industries and a further weakening in consumer confidence leading to a decline in consumer spending such that we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement. These risk factors and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

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

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits and determined that the $1,220 carrying value of the rate lock deposits was fully recoverable as of June 30, 2009.  On August 5, 2009, we terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

Although the loans we closed are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis or cross-collateralize loans.  The majority of our loans require monthly payments of interest only, although some loans require principal and interest payments, as well as, reserves for real estate taxes, insurance and certain other costs.  Individual decisions regarding interest rates, loan-to-value, fixed versus variable-rate financing, maturity dates and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2009 and 2008

Cash Flows from Operating Activities

Cash flows provided by operating activities were $125,178 and $166,730 for the six months ended June 30, 2009 and 2008, respectively, which consists primarily of net income from property operations.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $64,180 and $(82,745), respectively, for the six months ended June 30, 2009 and 2008.  Of these amounts, $25,195 and $73,531 were used for acquisition of new properties and earnouts at existing properties and $13,364 and $44,666 were used for existing developments projects during the six months ended June 30, 2009 and 2008, respectively.  During the six months ended June 30, 2009, we sold four properties which resulted in sales proceeds of $117,316.  In addition, during the six months ended June 30, 2009 and 2008, we purchased marketable securities of $100 and $25,855, respectively, and sold marketable securities of $8,617 and $9,383, respectively.

We will attempt to dispose of select non-core assets in 2009.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows (used in) provided by financing activities were $(194,675) and $21,686, respectively, for the six months ended June 30, 2009 and 2008.  We paid none and $109,904 for shares repurchased through the SRP for the six months ended June 30, 2009 and 2008, respectively.  We also (used)/generated $(163,653) and $201,744 for the six months ended June 30, 2009 and 2008, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of principal payments, payoffs and the payment of fees and deposits.  During the six months ended June 30, 2009 and 2008, we also (used)/generated $(3,288) and $6,038, respectively, through the net purchase of securities on margin.  We paid $26,670 and $77,187 in distributions, net of distributions reinvested through DRP, to our shareholders for the six months ended June 30, 2009 and 2008, respectively.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of June 30, 2009, based on pro-forma leasing rates, we may pay as much as $14,155 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement, one secured installment note and two other installment note agreements in which we have committed to fund up to a total of $9,135.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2009 and December 31, 2008 was $8,764 and $25,715, net of allowances of $17,209 and $300, respectively.  We are not required to fund any additional amounts on these loans as all four of the agreements are non-revolving and all principal payments have already been received.

We guarantee a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of June 30, 2009, the amount guaranteed by us was $18,850; however, as these guarantees are with consolidated entities, the potential liability associated with these guarantees has not been recorded.

As of June 30, 2009, we had seven irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each of the policy years for the years ended December 31, 2008 and 2007, and they will remain outstanding until all claims from the relative policy year are closed.  There were also five letters of credit relating to four development projects as security for utilities and completion.  The balance of outstanding letters of credit at June 30, 2009 was $20,327, and none have been drawn upon.

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits and determined that the $1,220 carrying value of the rate lock deposits was fully recoverable as of June 30, 2009.  On August 5, 2009, we terminated the Treasury rate lock agreement, which resulted in a gain of $3,989 during the third quarter of 2009.

Subsequent Events

During the period from July 1, 2009 through August 12, 2009, which is the date of this 10-Q filing, we:

•

issued 1,191 additional shares of common stock through the DRP resulting in a total of 481,164 of common stock outstanding at August 10, 2009;

•

paid distributions of $23,999, representing $0.05 per share, to shareholders in July 2009 for the quarter ended June 30, 2009;

•

funded additional capital of $375 on one existing unconsolidated development joint venture;

•

funded additional capital of $34 on two existing development joint ventures;

•

funded two earnouts of $4,711 to purchase an additional 14,614 square feet at one existing property;

•

reduced the amount outstanding on one irrevocable letter of credit for security in mortgage loan arrangements by $3,877 for a remaining amount outstanding of $61;

•

borrowed an additional $15,000 of margin debt related to our investment in marketable securities;

•

terminated the Treasury rate lock agreement, which resulted in a gain of $3,989 during the third quarter of 2009;

•

obtained mortgage payable proceeds of $56,052 and made mortgage payable repayments of $84,791. Included in these amounts are $54,753 of mortgage debt refinanced to new borrowed amounts of $63,265, new mortgages payable of $1,299, and repayments of $21,526. The new mortgages payable have interest rates ranging from 1.71% to 8.00% and maturities from two to ten years. The stated interest rates of the loans repaid during the six months ended June 30, 2009 ranged from 1.86% to 5.09%;

•

sold approximately 1,789 shares of 21 different securities for net proceeds of $29,432 (resulting in realized net gains of approximately $9,970), which were used to pay down margin debt, and

•

had $41,245 of mortgage debt that had matured as of June 30, 2009, $20,497 of which was refinanced on July 17, 2009 and $20,478 of which is in the process of being extended.

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

We have entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we currently own or plan to purchase in the future.  We have outstanding interest rate lock deposits under an agreement that locks only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locks the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and can be converted into full rate locks upon allocation of properties.  During 2009, we were not required to make additional rate lock deposits and determined that the $1,220 carrying value of the rate lock deposits was fully recoverable as of June 30, 2009.  On August 5, 2009, we terminated the Treasury rate lock agreement, which resulted in a gain of $3,989 during the third quarter of 2009.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to credit risk and market risk.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $171,841 higher than its fair value as of June 30, 2009.

We had $489,957 of variable rate debt with an average interest rate of 3.61% as of June 30, 2009.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of June 30, 2009, interest expense would increase by approximately $4,900 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $24,831 and $40,728 for the six months ended June 30, 2009 and 2008, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  If the equity market recovers, we may be able to sell marketable securities at prices in excess of our current book values.  However, without recovery in the near term such that liquidity returns to the markets and spreads return to levels that reflect underlying credit quality, it is difficult to project where the REIT market and the value of our investments in marketable securities will be beyond the second quarter 2009.  If our stock positions do not recover in 2009, we could take additional other-than-temporary impairments, which could be material to our operations.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the board of directors.

As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer, and Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer, and Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and President, Chief Operating Officer and Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We previously disclosed in our Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to us and our shareholders, in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 12, 2007 (the “Proxy Statement”).  All the defendants, including us, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (“Order”), the court granted in part the defendants’ motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that our board of directors breached their fiduciary duties to us and our shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by us under the merger agreement was fair to us from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

All the defendants moved to dismiss the Second Amended Complaint, but at a June 4, 2009 hearing, the court denied the motion to dismiss.  All defendants have now answered the Second Amended Complaint, and the court has entered a discovery schedule.

In connection with this litigation, we continue to advance legal fees for certain directors and officers and William Blair & Company, LLC as part of our obligations under existing indemnity provisions.  We believe the plaintiffs’ allegations are without merit and intend to vigorously defend the lawsuit.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2009 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Michael J. O’Hanlon

Michael J. O’Hanlon
Chief Executive Officer and President

Date:	August 12, 2009

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Operating Officer and Chief Financial Officer

Date:	August 12, 2009

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	August 12, 2009