Form 10-Q
period 2009-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2009-11-12
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

As of November 10, 2009, there were 481,743,375 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

36

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

57

Item 4.

Controls and Procedures

58

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

59

Item 1A.

Risk Factors

59

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

59

Item 6.

Exhibits

60

SIGNATURES

61

Part I – Financial Information

Item 1.  Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2009 and December 31, 2008

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
Assets
Investment properties:
Land	$1,456,231	$1,493,111
Building and other improvements	5,547,001	5,729,500
Developments in progress	119,096	142,556
	7,122,328	7,365,167
Less accumulated depreciation	(828,419)	(733,661)
Net investment properties	6,293,909	6,631,506
Cash and cash equivalents	185,726	121,167
Investment in marketable securities	30,521	118,421
Investment in unconsolidated joint ventures	84,955	91,553
Accounts and notes receivable (net of allowances of $32,816
and $15,041, respectively)	115,998	140,840
Acquired lease intangibles, net	315,625	364,299
Investment properties held for sale	9,419	58,126
Other assets, net	100,151	80,752
Total assets	$7,136,304	$7,606,664
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$4,160,203	$4,402,602
Line of credit	187,000	225,000
Accounts payable and accrued expenses	78,154	67,024
Distributions payable	12,029	25,570
Acquired below market lease intangibles, net	106,777	116,034
Other financings	11,887	67,886
Liabilities associated with investment properties held for sale	6,214	39,211
Other liabilities	71,629	67,949
Total liabilities	4,633,893	5,011,276
Redeemable noncontrolling interests	1,027	19,317
Commitments and contingencies
Equity:
Shareholders' equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
481,164 and 477,566 issued and outstanding at September 30,
2009 and December 31, 2008, respectively	481	477
Additional paid-in capital	4,345,548	4,313,163
Accumulated distributions in excess of net loss	(1,860,210)	(1,733,341)
Accumulated other comprehensive income (loss)	11,703	(7,951)
Total shareholders' equity	2,497,522	2,572,348
Noncontrolling interests	3,862	3,723
Total equity	2,501,384	2,576,071
Total liabilities and equity	$7,136,304	$7,606,664

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$133,051	$144,579	$404,805	$432,115
Tenant recovery income	32,454	31,223	95,516	99,791
Other property income	3,378	3,366	15,578	15,661
Insurance captive income	534	474	1,671	1,491
Total revenues	169,417	179,642	517,570	549,058
Expenses:
Property operating expenses	30,662	35,201	92,892	98,889
Real estate taxes	23,981	22,184	72,384	64,916
Depreciation and amortization	64,136	64,950	192,768	193,722
Provision for asset impairment	17,500	9,700	54,800	17,400
Loss on lease terminations	2,301	7,572	11,556	13,180
Insurance captive expenses	960	448	2,648	1,409
General and administrative expenses	4,691	5,447	14,146	14,545
Total expenses	144,231	145,502	441,194	404,061
Operating income	25,186	34,140	76,376	144,997
Dividend income	1,689	6,277	9,476	18,266
Interest income	174	1,181	1,318	3,608
Equity in (loss) income of unconsolidated joint ventures	(629)	507	(5,262)	992
Interest expense	(61,650)	(55,189)	(175,336)	(162,414)
Recognized gain (loss) on marketable securities, net	43,992	(62,007)	17,798	(99,787)
Impairment of investment in unconsolidated entity	-	-	-	(5,524)
Impairment of notes receivable	(413)	-	(17,322)	-
Gain (loss) on interest rate locks	3,989	(1,450)	3,989	(11,048)
Other (expense) income	(64)	350	(3,884)	610
Income (loss) from continuing operations	12,274	(76,191)	(92,847)	(110,300)
Discontinued operations:
Operating income	230	574	589	1,610
Gain on extinguishment of debt	-	-	1,996	-
Gain on sales of investment properties	-	-	19,574	-
Income from discontinued operations	230	574	22,159	1,610
Net income (loss)	12,504	(75,617)	(70,688)	(108,690)
Net loss (income) attributable to noncontrolling interests	81	(301)	3,202	(933)
Net income (loss) attributable to Company shareholders	12,585	(75,918)	(67,486)	(109,623)
Other comprehensive loss:
Net unrealized gain (loss) on derivative instruments	8	(442)	1,203	(1,088)
Net unrealized gain (loss) on marketable securities	18,901	(50,208)	36,249	(53,113)
Reversal of unrealized (gain) loss to recognized (gain)
loss on marketable securities, net	(43,992)	62,007	(17,798)	99,787
Comprehensive loss	(12,498)	(64,561)	(47,832)	(64,037)
Comprehensive loss attributable to noncontrolling
interests	-	-	-	-
Comprehensive loss attributable to Company shareholders	$(12,498)	$(64,561)	$(47,832)	$(64,037)
Income (loss) earnings per common share-basic and diluted:
Continuing operations	0.03	$(0.16)	$(0.19)	$(0.23)
Discontinued operations	-	-	0.05	-
Net income (loss)	$0.03	$(0.16)	$(0.14)	$(0.23)
Weighted average number of common shares
outstanding-basic and diluted	481,049	481,308	479,854	482,929

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Nine Months Ended September 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	(Loss) Income	Equity	Interests	Equity
Balance at January 1, 2008	484,921	$485	$4,386,703	$(740,816)	$(47,607)	$3,598,765	$2,230	$3,600,995
Net (loss) income (excluding net income of $24
attributable to redeemable noncontrolling interests)	-	-	-	(109,623)	-	(109,623)	909	(108,714)
Net unrealized loss on derivative instruments	-	-	-	-	(1,088)	(1,088)	-	(1,088)
Net unrealized loss on marketable securities	-	-	-	-	(53,113)	(53,113)	-	(53,113)
Reversal of unrealized gain to recognized gain
on marketable securities, net	-	-	-	-	99,787	99,787	-	99,787
Contributions from noncontrolling interests							1,011	1,011
Distributions declared ($0.48 per weighted average
number of common shares outstanding)	-	-	-	(232,294)	-	(232,294)	-	(232,294)
Distribution reinvestment program (DRP)	11,630	12	116,282	-	-	116,294	-	116,294
Share repurchase program (SRP)	(17,340)	(18)	(173,380)	-	-	(173,398)	-	(173,398)
Stock based compensation expense	-	-	5	-	-	5	-	5
Balance at September 30, 2008	479,211	$479	$4,329,610	$(1,082,733)	$(2,021)	$3,245,335	$4,150	$3,249,485

Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net (loss) income (excluding net loss of $3,341
attributable to redeemable noncontrolling interests)	-	-	-	(67,486)	-	(67,486)	139	(67,347)
Net unrealized gain on derivative instruments	-	-	-	-	1,203	1,203	-	1,203
Net unrealized gain on marketable securities	-	-	-	-	36,249	36,249	-	36,249
Reversal of unrealized loss to recognized loss
on marketable securities, net	-	-	-	-	(17,798)	(17,798)	-	(17,798)
Distributions declared ($0.12 per weighted average
number of common shares outstanding)	-	-	-	(59,383)	-	(59,383)	-	(59,383)
DRP	3,598	4	32,372	-	-	32,376	-	32,376
Stock based compensation expense	-	-	13	-	-	13	-	13
Balance at September 30, 2009	481,164	$481	$4,345,548	$(1,860,210)	$11,703	$2,497,522	$3,862	$2,501,384

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(70,688)	$(108,690)
Adjustments to reconcile net loss to net cash provided by
operating activities (including discontinued operations):
Depreciation and amortization	192,768	199,994
Provision for asset impairment	54,800	17,400
Impairment of marketable securities	24,831	102,004
Impairment of notes receivable	17,322	-
Impairment of investment in unconsolidated entity	-	5,524
Gain on sales of investment properties	(19,574)	-
Gain on extinguishment of debt	(1,996)	-
Loss on lease terminations	11,556	13,180
(Gain) loss on interest rate locks	(3,989)	11,048
Loss on redemption of noncontrolling interests	3,447	-
Amortization of loan fees	8,991	6,237
Amortization of acquired above and below market lease intangibles	(1,786)	(1,820)
Amortization of discount on debt assumed	382	297
Amortization of lease inducements	289	-
Straight-line rental income	(6,258)	(10,036)
Straight-line ground rent expense	2,996	4,078
Stock based compensation expense	13	5
Equity in loss (income) of unconsolidated joint ventures	5,262	(992)
Distributions from unconsolidated joint ventures	3,609	4,580
Recognized gain on sale of marketable securities	(42,629)	(2,217)
Provision for bad debt	8,914	11,887
Payment of leasing fees	(4,846)	(4,805)
Changes in assets and liabilities:
Accounts receivable, net	4,369	(3,442)
Other assets	600	3,488
Accounts payable and accrued expenses	13,761	17,338
Other liabilities	1,819	2,419
Net cash provided by operating activities	203,963	267,477

Cash flows from investing activities:
Purchase of marketable securities	(190)	(28,396)
Proceeds from sale of marketable securities	124,340	25,198
Restricted escrows	(25,101)	56,422
Purchase of investment properties	(32,661)	(94,550)
Proceeds from sale of investment properties	117,316	-
Investment in developments in progress	(14,491)	(56,154)
Acquired lease intangible assets	(6,972)	(22,394)
Acquired above market lease intangibles	(38)	(2,685)
Acquired below market lease intangibles	152	9,157
Investment in unconsolidated joint ventures	(2,273)	(2,809)
Payments received under master lease agreements	1,068	2,854
Funding of notes receivable	-	(11,872)
Collection of notes receivable	50	1,963
Net cash provided by (used in) investing activities	$161,200	$(123,266)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2009 and 2008

Unaudited

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from financing activities:
Shares repurchased through SRP	$-	$(173,398)
Proceeds from margin debt related to marketable securities	29,750	18,348
Payoff of margin debt related to marketable securities	(86,090)	(31,163)
Proceeds from mortgages and notes payable	220,365	206,556
Principal payments on mortgages and notes payable	(2,678)	(1,835)
Repayments of mortgages and notes payable	(323,980)	(36,887)
Proceeds from unsecured line of credit	30,000	200,000
Payoff of unsecured line of credit	(68,000)	(125,000)
Payment of rate lock deposits	-	(5,400)
Refund of rate lock deposits	5,209	-
Payment of loan fees and deposits	(7,562)	(1,456)
Distributions paid, net of DRP	(40,548)	(116,306)
Distributions to redeemable noncontrolling interests	(23)	(24)
Redemption of redeemable noncontrolling interests	(1,048)	-
Contributions from noncontrolling interests	-	1,011
Repayment of other financings	(55,999)	-
Proceeds from other financings	-	4,207
Net cash used in financing activities	(300,604)	(61,347)
Net increase in cash and cash equivalents	64,559	82,864
Cash and cash equivalents, at beginning of period	121,167	117,360
Cash and cash equivalents, at end of period	$185,726	$200,224

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$157,588	$166,850
Distributions payable	$12,029	$25,658
Distributions reinvested	$32,376	$116,294
Purchase of investment properties:
Land, building and other improvements	$(32,661)	$(165,632)
Assumption of mortgage debt	-	56,500
Conversion of investment in joint venture to investment property	-	2,179
Conversion of notes receivable to investment property	-	16,347
Mortgage discount	-	(3,944)
	$(32,661)	$(94,550)
Proceeds from sale of investment properties:
Land	$40,300	$-
Building and other improvements, net of accumulated depreciation	150,041	-
Accounts and notes receivable	1,502	-
Acquired lease intangibles and other assets	16,805	-
Assumption of mortgage debt	(107,689)	-
Acquired below market lease intangibles and other liabilities	(5,213)	-
Gain on extinguishment of debt	1,996	-
Gain on sales of investment properties	19,574	-
	$117,316	$-
Redemption of redeemable noncontrolling interests:
Redeemable noncontrolling interests	$14,906	$-
Land	(11,468)	-
Restricted cash	(2,390)	-
Cash paid for redemption of redeemable noncontrolling interest	$1,048	$-
Developments in progress placed in service	$35,126	$70,122
Developments payable	$1,533	$4,589

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of September 30, 2009, the Company had issued 65,503 shares through its DRP at prices ranging from $8.50 to $10.00 per share for gross proceeds of $637,847 and had repurchased a total of 43,823 shares through its SRP (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 481,164 and had realized total net offering proceeds, before offering costs, of $4,800,552 as of September 30, 2009.

The Company is qualified and has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ended December 31, 2003.  Since the Company qualifies for taxation as a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

It is the Company’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, the Company is executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with the Company’s intention to operate with a conservative debt capitalization policy.  The Company’s other sources of capital include proceeds from sales of developed and non-core assets, proceeds from the sales of securities in the Company’s marketable securities portfolio, and existing unrestricted cash balances.  In addition, the Company is focused on controlling operating expenses and deferring certain discretionary capital expenditures and has reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  The Company will also seek loan extensions, generally six months to three years, on certain

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

maturing mortgage debt.  For the nine months ended September 30, 2009, the Company has refinanced $222,793 through new mortgage financing and principal paydowns and retired through asset sales $141,319 of maturing debt.  As of September 30, 2009, the Company has $242,312 of mortgage debt that has matured, $502,384 maturing in the quarter ending December 31, 2009, and $1,290,074 maturing in 2010 that the Company is addressing.  As of September 30, 2009, the Company has $751,173 in maturing debt under application for new mortgage financing and $417,001 in extension negotiations.  The Company’s current business plan indicates that it will be able to operate in compliance with its loan covenants under its secured line of credit agreement (see Note 10), as modified, in 2009 and beyond.  In light of current economic conditions, the Company may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations on certain of the Company’s indebtedness, which may cause an acceleration of its secured line of credit and trigger remedies available to lenders on assets securing matured mortgage debt, each of which could negatively impact future operations and cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership is summarized below:

	Wholly-owned	Consolidated Joint Venture (a)	Unconsolidated Joint Venture (b)
Operating properties	299	2	12
Development properties	-	6	8

(a) The Company has ownership interests ranging from 25% to 99.5% in eight LLCs or LPs
(b) The Company has ownership interests ranging from 20% to 96% in two LLCs or LPs

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets, as defined by the Financial Accounting Standards Board (FASB)). The Company also consolidates entities that are not VIEs and in which it has financial and operating control in accordance with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income.

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

In December 2007, the FASB issued new accounting guidance on noncontrolling interests in consolidated financial statements, effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted the new guidance effective January 1, 2009.  The new guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  As a result of the adoption of the new guidance on

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

noncontrolling interests, the Company reclassified into permanent equity the historical balances related to the noncontrolling interests associated with the insurance association captive and two consolidated joint venture investments.  Noncontrolling interests associated with the Company’s other consolidated joint venture investments continue to be classified outside of permanent equity as those interests are redeemable by the Company at the discretion of the noncontrolling interest holder.  The Company made this determination based on an evaluation of the terms in applicable agreements, specifically the redemption provisions.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of September 30, 2009 and December 31, 2008, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment was made during the three and nine months ended September 30, 2009.

On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Consolidated statements of equity are included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2009 and 2008:

	2009	2008
Balance at January 1,	$19,317	$19,297
Redeemable noncontrolling interest income (expense)	(3,341)	24
Distributions	(23)	(24)
Redemptions	(14,926)	-
Balance at September 30,	$1,027	$19,297

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

The Company is a party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and two related parties, Inland Real Estate Corporation and Inland American Real Estate Trust, Inc.  The Captive is serviced by a related party, Inland Risk and Insurance Management Services Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

with $750 in cash in 2006, of which the Company’s initial contribution was $188.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that the Captive is a VIE and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

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

In December 2007, the FASB issued new accounting guidance on business combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, if any; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The new guidance was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the new guidance on January 1, 2009 and all subsequent real estate acquisitions are accounted for accordingly, as the Company believes most operating real estate assets meet the revised definition of a business under the new guidance.

The Company allocates the purchase price of each acquired investment property between the estimated fair values of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, the value of customer relationships, if any, and goodwill if determined, to meet the definition of a business under the new guidance.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that help support the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated, acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors, including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $11,796 and $12,791 for the three months ended

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

September 30, 2009 and 2008, respectively, and $35,603 and $38,439 for the nine months ended September 30, 2009 and 2008, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market lease value with fixed rate renewals.  Amortization pertaining to the above market lease value of $1,536 and $1,786 for the three months ended September 30, 2009 and 2008, respectively, and $4,784 and $5,363 for the nine months ended September 30, 2009 and 2008, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $2,126 and $2,411 for the three months ended September 30, 2009 and 2008, respectively, and $6,570 and $7,291, for the nine months ended September 30, 2009 and 2008, respectively, was applied as an increase to rental income.

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

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in developments in progress are reclassified to land and building and other improvements.  Development payables of $1,533 and $4,339 at September 30, 2009 and December 31, 2008, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.

Partially-Owned Entities: If the Company determines that it is an owner in a VIE and that its variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then it will consolidate the entity.  For partially-owned entities determined not to be a VIE, the Company analyzes rights held by each partner to determine which would be the consolidating party. The Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity.  However, the Company also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

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

Marketable Securities:  Investments in marketable securities are classified as “available-for-sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that the Company determines are other-than-temporary are recorded as recognized loss on marketable securities.

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

Notes receivable are evaluated for impairment.  The allowance for uncollectable notes receivable is the Company’s best estimate of the amount of credit losses in the Company’s existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that the Company will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at a current market rate or on the fair value of the collateral when foreclosure is probable. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, one note receivable with a balance of $300 was impaired and fully reserved for as of September 30, 2009 and December 31, 2008 and two other notes receivable with a combined balance of $17,322 were impaired and fully reserved for as of September 30, 2009.  These amounts are included in the allowance for doubtful accounts in the consolidated balance sheets.

Allowance for Doubtful Accounts: The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  These receivables arise from revenue recognized in excess of amounts currently due under the lease agreements.  As stated previously, this also includes allowances for notes receivable.  Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

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

If all of the above criteria are met, the Company classifies the asset as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those assets that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.  There was one single-user property classified as held for sale at September 30, 2009 and one multi-tenant property classified as held for sale at December 31, 2008.  Refer to Note 3 for more information.

Restricted Cash and Escrows: Restricted cash and escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability, until certain leasing conditions are met.  Restricted cash and escrows also consist of lenders’ escrows and funds restricted through other lender agreements and are included as a component of “Other assets” in the accompanying consolidated balance sheets.

Derivative Instruments and Hedging Activities: The Company adopted new accounting guidance as of January 1, 2009, which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of September 30, 2009 and December 31, 2008.

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

The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company earned percentage rental income of $1,417 and $899 for the three months ended September 30, 2009 and 2008, respectively.  The Company earned percentage rental income of $3,842 and $4,135 for the nine months ended September 30, 2009 and 2008, respectively.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  The Company received $1,068 and $2,854 of these payments during the nine months ended September 30, 2009 and 2008, respectively.

Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.  During the nine months ended September 30, 2009, the Company sold four investment properties.  Refer to Note 3 for further information.  No investment properties were sold during the nine months ended September 30, 2008.

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

Impairment:  The Company’s investment properties, including developments in progress, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which requires the Company to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

location, capital expenditures, capitalization rates and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

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

Below is a summary of impairment losses warranted based on the Company’s judgment for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009		2008		2009		2008
Impairment of consolidated operating properties	$17,500	(a)	$9,700	(a)	$54,800	(a)	$17,400	(a)
Impairment of investment in unconsolidated joint ventures	-	(b)	-	(b)	3,550	(b)	5,524	(c)

(a)		Included in "Provision for asset impairment" in the accompanying consolidated statements of operations.
(b)		Included in "Equity in (loss) income of unconsolidated joint ventures" in the accompanying consolidated statements of operations.
(c)		Included in "Impairment of investment in unconsolidated entity" in the accompanying consolidated statements of operations.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off or accelerate the depreciation and amortization associated with the applicable asset group over the shortened remaining lease period.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $2,301 and $7,572 for the three months ended September 30, 2009 and 2008, respectively.  The Company recorded loss on lease terminations of $11,556 and $13,180 for the nine months ended September 30, 2009 and 2008, respectively.

New Accounting Pronouncements

In April 2009, the FASB issued new accounting guidance in order to clarify the application of fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.  This new guidance, as more fully discussed below, is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company elected to early adopt the new guidance as of January 1, 2009.

•

First, the new guidance provided clarity in calculating fair value in a disorderly market or a market with little activity. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial statements as (a) its fair value measurements of investments in marketable securities are Level 1 fair value measurements, (b) its fair value measurements of derivative instruments are based on the current and forward term structures of interest rates for which there has not been a significant decline in the volume and level of activity, and (c) although its fair value measurements are made for certain disclosures, the carrying values of the majority of these items approximate their fair values and are based on inputs for which the volume and level of activity have not significantly decreased;

•

Second, the new guidance defines other-than-temporary impairment as it relates to debt securities.  The Company’s investments in marketable securities primarily consist of perpetual preferred stock of other publicly traded real estate companies  However, given the credit characteristics associated with these securities, the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company treats these securities as equity securities and accordingly the adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements;

•

Third, the new guidance requires enhanced interim fair value disclosures similar to the required annual disclosures.  The adoption of the new guidance resulted in certain incremental disclosures as presented within Note 16.

In May 2009, the FASB issued new accounting guidance related to subsequent events, which introduces the concept of financial statements being available to be issued as a measurement date.  Under the new guidance, the effects of events that occur subsequent to the balance sheet date should be evaluated through the date the financial statements are either “issued” or “available to be issued.”  The statement defines financial statements that are “issued” as being widely distributed to shareholders and other financial statement users for general use, and “available to be issued” as being complete in form and format that complies with GAAP and having all necessary approvals.   As the Company widely distributes financial statements to financial statement users and evaluates subsequent events through the issuance date, the adoption of the new guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.  Refer to Note 20 for subsequent events disclosures.

In June 2009, the FASB issued new accounting guidance related to the transfer of financial assets, which changes the initial measurement of a transferor’s interest in transferred financial assets, taking into consideration the transferor’s continuing involvement in the transferred financial asset, and removes the concept of a qualifying special-purpose entity.  The exception from applying consolidation guidance to qualifying special-purpose entities will be removed, and reporting entities will be required to evaluate former qualifying special purpose entities (QSPEs) for consolidation.  The new guidance also revises the approach to determining a VIE’s primary beneficiary (the reporting entity that must consolidate the VIE), and requires companies to more frequently reassess whether they must consolidate VIEs, as well as enhancing disclosures for any enterprise that holds a variable interest in a VIE.  This new guidance is effective for fiscal years beginning on or after December 15, 2009 and early adoption is not permitted.  The Company does not expect there to be a material impact on the consolidated financial statements upon adoption.

In June 2009, the FASB issued new accounting guidance which recodified accounting guidance within the hierarchy of GAAP.  This new Codification has become the exclusive source of authoritative U.S. GAAP for nongovernmental entities, except for Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  All content in the Codification will carry the same level of authority, essentially modifying the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  This new guidance is effective for interim periods ending after September 15, 2009.  The Company adopted the new guidance as of July 1, 2009 and it did not have a material impact on the Company’s consolidated financial statements and notes to the financial statements, aside from changing the nomenclature used to reference accounting literature.

In August 2009, the FASB issued new accounting guidance which proposes new, and clarifies existing, disclosures about fair value measurements.  The new guidance requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in the current guidance such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The new guidance is effective for reporting periods beginning after issuance.  The adoption of the new guidance on October 1, 2009 will not have a material impact on the Company’s consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(3)  Discontinued Operations and Assets Held for Sale

The Company employs a business model, which utilizes asset management as a key component of monitoring its investment properties, to ensure that each property continues to meet expected investment returns and standards.  This strategy calls for the Company to sell properties that do not meet its standards.

On January 15, 2009, the Company closed on the sale of an approximately 172,000 square foot multi-tenant lifestyle center located in Larkspur, California, with a sales price of $65,000, which resulted in net sales proceeds of $31,123 and a gain on sale of $12,223 as the criteria under the full accrual method were met as of this date.  The sale resulted in the repayment of $33,630 of debt.  This property qualified for held for sale accounting treatment during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheets as of December 31, 2008 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

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

On October 9, 2009, the Company closed on the sale of an approximately 149,700 square foot single-user property located in Jonesboro, Arkansas, with a sales price of $9,400 which resulted in net proceeds of $2,994, and the repayment of debt of $6,089 which had matured.  This property qualified for held for sale accounting treatment during the third quarter of 2009, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheets as of September 30, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the four investment properties sold during the three and nine months ended September 30, 2009, and the one investment property which was classified as held for sale as of September 30, 2009, are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$202	$4,441	$5,453	$13,325
Tenant recovery income	(3)	1,506	1,617	3,934
Other property income	-	22	-	63
Total revenues	199	5,969	7,070	17,322

Expenses:
Property operating expenses	(219)	1,187	1,195	3,273
Real estate taxes	-	377	247	926
Depreciation and amortization	85	2,084	2,643	6,273
Interest expense	103	1,747	2,389	5,240
Other expense	-	-	7	-
Total expenses	(31)	5,395	6,481	15,712

Operating income from discontinued operations	$230	$574	$589	$1,610

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following assets and liabilities relate to one investment property which was classified as held for sale as of September 30, 2009 (see September 30, 2009 column) and one other investment property which was classified as held for sale as of December 31, 2008 (see December 31, 2008 column), and are presented in the table below:

	September 30,	December 31,
	2009	2008
Assets
Land, building and other improvements	$10,487	$54,839
Accumulated depreciation	(1,532)	(6,108)
	8,955	48,731
Other assets	464	9,395
Total investment property held for sale	$9,419	$58,126

Liabilities
Mortgage payable	$6,089	$33,630
Other liabilities	125	5,581
Total liabilities associated with investment
property held for sale	$6,214	$39,211

(4)  Transactions with Related Parties

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  Subject to the Company’s approval and the investment guidelines it provides to them, the Inland affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland affiliate has also been granted power to vote all investments held in the account.  The Company incurred fees totaling none and $308 for the three months ended September 30, 2009 and 2008, respectively.  The Company incurred fees totaling none and $1,321 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and December 31, 2008, fees of none and $160 remained unpaid, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor has agreed to waive all fees due at the request of the Company.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $94 and $99 for the three months ended September 30, 2009 and 2008, respectively.  Such fees totaled $287 and $306 for the nine months ended September 30, 2009 and 2008, respectively.  As of September 30, 2009 and December 31, 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the three months ended September 30, 2009 and 2008, the Company had incurred no loan fees to this Inland affiliate.  For the nine months ended September 30, 2009 and 2008, respectively, the Company had incurred none and $283 loan fees to this Inland affiliate.  As of September 30, 2009 and December 31, 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred no such costs for the three months ended September 30, 2009 and 2008.  The Company incurred none and $19 of such costs for the nine months ended September 30, 2009 and 2008, respectively.  None of these costs remained unpaid as of September 30, 2009 and December 31, 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  The Company incurred $34 and none during the three and nine months ended September 30, 2009 and 2008, respectively.  $34 and none of these costs remained unpaid as of September 30, 2009 and December 31, 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the three months ended September 30, 2009 and 2008, the Company incurred $254 and $130, respectively, of these costs.  For the nine months ended September 30, 2009 and 2008, the Company incurred $437 and $301, respectively, of these costs.  $84 and $189 of these costs remained unpaid as of September 30, 2009 and December 31, 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company is obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the nine months ended September 30, 2009 and 2008.

The Company has service agreements with certain Inland affiliates, including its office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that the Company obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the three months ended September 30, 2009 and 2008, the Company incurred $753 and $1,102, respectively, of these reimbursements.  For the nine months ended September 30, 2009 and 2008, the Company incurred $2,430 and $2,098, respectively, of these reimbursements.  Of these costs, $190 and $209 remained unpaid as of September 30, 2009 and December 31, 2008, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  $173 and none of these costs remained unpaid as of September 30, 2009 and December 31, 2008, respectively.

(5)  Marketable Securities

Investment in marketable securities of $30,521 and $118,421 (original cost basis of $85,001 and $296,457, respectively) as of September 30, 2009 and December 31, 2008, respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings (losses) and reported as a separate component of other comprehensive loss until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized gain (loss) was equal to $18,901 and $(50,208) for the three months ended September 30, 2009 and 2008, respectively.  During the three months ended September 30, 2009 and 2008, the Company recognized losses of none and $61,276, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the three months ended September 30, 2009 and 2008, the Company recognized net gain (loss) of $43,992 and $(731), respectively, on sales of securities.

Net unrealized gain (loss) was equal to $36,249 and $(53,113) for the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009 and 2008, the Company recognized losses of $24,831 and $102,004, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the nine months ended September 30, 2009 and 2008, the Company recognized net gain of $42,629 and $2,217, respectively, on sales of securities.

During the three months ended September 30, 2009 and 2008, dividend income of $1,689 and $6,277, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  During the nine months ended September 30, 2009 and 2008, dividend income of $9,476 and $18,266, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations.  As of September 30, 2009 and December 31, 2008, $977 and $2,062, respectively, of dividend income remained unpaid and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of September 30, 2009, the Company had gross unrealized gains of $13,638 and gross unrealized losses of $65 recorded in “Accumulated other comprehensive income (loss).”  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of September 30, 2009.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized at that time.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2009 were as follows:

	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Preferred stock	$3,159	$(65)	$-	$-	$3,159	$(65)
Available-for-sale	$3,159	$(65)	$-	$-	$3,159	$(65)

This table includes one security position which was in an unrealized loss position at September 30, 2009.

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan, as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of September 30, 2009 and December 31, 2008, there had been a total of 70 options granted, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $4 and $2 related to these stock options was recorded during the three months ended September 30, 2009 and 2008, respectively.  Compensation expense of $13 and $5 related to these stock options was recorded during the nine months ended September 30, 2009 and 2008, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,414 and $25,346, as of September 30, 2009 and December 31, 2008, respectively.

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations.  Such taxes remitted to governmental authorities and reimbursed by tenants were $487 and $571, for the three months ended September 30, 2009 and 2008, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,539 and $1,674, for the nine months ended September 30, 2009 and 2008, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the three months ended September 30, 2009 and 2008, ground lease rent expense was $2,511 and $3,621, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations.  For the nine months ended September 30, 2009 and 2008, ground lease rent expense was $7,563 and $8,303, respectively.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  For the three months ended September 30, 2009 and 2008, office rent expense was $211 and $387, respectively and is included in “Property operating expenses” in the accompanying consolidated statements of operations.  For the nine months ended September 30, 2009 and 2008, office rent expense was $595 and $823, respectively.

(8)  Notes Receivable

The Company has provided mortgage and development financing to third parties.

The following table summarizes the Company’s notes receivable at September 30, 2009 and December 31, 2008:

	Balance	Notes	Interest Rates	Maturity Dates	Secured By
September 30, 2009
Construction loan receivable (net	$-	1	N/A	02/09	First Mortgage
of allowances of $16,909) (a)
Other secured installment note	8,342	1	6.25%	05/10	First Mortgage
Other installment notes (net of
allowances of $713) (b) (c)	-	2	10.00% & 8.00%	02/48 & 05/17	N/A
	$8,342
December 31, 2008
Construction loan receivable (a)	$16,909	1	5.20%	02/09	First Mortgage
Other secured installment note	8,367	1	6.25%	05/10	First Mortgage
Other installment notes (net of
allowances of $300) (b)	439	2	10.00% & 8.00%	02/48 & 05/17	N/A
	$25,715

(a)

On February 10, 2009, the Company received notice that the borrower on one outstanding construction note receivable was in default for non-payment. The note matured on February 9, 2009.  As of the date of the first quarter 2009 Form 10-Q filing, the Company was in negotiations with the borrower to revise and extend the loan agreement.  As of March 31, 2009 and December 31, 2008, the note was determined not to be impaired and, accordingly, no reserve was established.  As of June 30, 2009, the Company was no longer in negotiations with the borrower to revise and extend the loan agreement. As a result, the note was fully reserved.  The $16,909 allowance is included in "Accounts and notes receivable" in the accompanying consolidated balance sheets.

(b)

One of the installment notes, with an interest rate of 10.00% and a maturity date of February 2048, was fully reserved as of September 30, 2009 and December 31, 2008.  The $300 allowance is included in "Accounts and notes receivable" in the accompanying consolidated balance sheets.

(c)

One of the installment notes was determined to be impaired as of September 30, 2009 and, accordingly, it was fully reserved.  The Company entered into a lease termination agreement with the tenant and noteholder that includes forgiveness of the note when the tenant vacates the premises in the fourth quarter of 2009.  The $413 allowance is included in "Accounts and notes receivable" in the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Fixed rate mortgages payable:
Mortgage loans (a)	$3,982,836	$4,063,587
Discounts, net of accumulated amortization	(3,138)	(3,520)
	3,979,698	4,060,067
Variable rate mortgages payable:
Mortgage loans	34,765	125,198
Construction loans	95,366	110,569
	130,131	235,767

Mortgages payable	4,109,829	4,295,834
Notes payable	50,374	50,428
Margin payable	-	56,340
Mortgages and notes payable	$4,160,203	$4,402,602

(a) Includes $83,250 of variable rate debt that was effectively swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding, excluding liabilities associated with assets held for sale, as of September 30, 2009 were $4,109,829 (of which $59,169 is recourse to the Company) and had a weighted average interest rate of 5.39%.  Of this amount, $3,979,698 had fixed rates ranging from 4.17% to 10.30% and a weighted average fixed rate of 5.44%.  The remaining $130,131 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.95%.  Properties with a net carrying value of $5,848,158 at September 30, 2009 and related tenant leases are pledged as collateral.  As of September 30, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the nine months ended September 30, 2009, the Company obtained mortgage payable proceeds of $220,365 and made mortgage payable repayments of $323,980.  In addition, $107,689 of mortgage debt was assumed by the purchaser in the sales of investment properties.  The new mortgages payable that the Company entered into during the nine months ended September 30, 2009 have interest rates ranging from 1.71% to 8.00% and maturities from two to ten years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2009 ranged from 1.86% to 5.50%.

Mortgages payable outstanding, excluding liabilities associated with assets held for sale, as of December 31, 2008 were $4,295,834 and had a weighted average interest rate of 4.88%. Of this amount, $4,060,067 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94%.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $235,767 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.81%.  Properties with a net carrying value of $6,158,082 at December 31, 2008 and related tenant leases are pledged as collateral.  As of December 31, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of interest only, although some loans require principal and interest payments, as well as, reserves for taxes, insurance, and certain other costs.  Although the loans placed by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  The Company guarantees a percentage of the construction loans on four of its consolidated development joint ventures.  These guarantees earned an initial fee of approximately 1% of the loan amount.  The guarantees are released upon certain pre-leasing requirements.  At times, the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.

Notes Payable

Notes payable outstanding as of September 30, 2009 and December 31, 2008, were $50,374 and $50,428, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  The remaining $374 and $428, respectively, is a ten year $600 note, net of amortization, with a third party that bears interest at a rate of 2%.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  As of September 30, 2009 and December 31, 2008, the Company’s intent is to remain a party to the derivative contracts described more fully below.  Accordingly, no amounts classified in “Accumulated other comprehensive income (loss)” are expected to be reclassified in the next twelve months.  During 2008, the Company executed two interest rate swaps, as noted above and described more fully below, to hedge the variable cash flows associated with variable-rate debt.  The ineffective portion, if any, of the change in fair value of the derivatives is recognized in interest expense.

As of September 30, 2009 and December 31, 2008, the Company had two interest rate derivatives outstanding with the following terms.  In May 2008, the Company entered into an interest rate swap with a notional amount of $8,250 for a five-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing and effectively converts one-month London InterBank Offered Rate (LIBOR) into a fixed-rate of approximately 3.81% for $8,250 of term loan debt.  In June 2008, the Company entered into an interest rate swap with a notional amount of $75,000 for a three-year term.  This swap was executed to hedge the interest rate risk associated with a variable-rate borrowing and effectively converts one-month LIBOR into a fixed-rate of approximately 4.06% for $75,000 of term loan debt.  The Company does not use derivatives for trading or speculative purposes and currently does not have any derivatives other than as described above.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The table below presents the fair value of the Company’s interest rate swaps as well as their classification on the consolidated balance sheets as of September 30, 2009 and December 31, 2008.

	Liability Derivatives
	September 30, 2009		December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$4,312	Other liabilities	$5,516

As of September 30, 2009 and December 31, 2008, these interest rate swaps were determined to be highly effective and accordingly, no ineffectiveness was recorded relative to these interest rate swaps.  As of September 30, 2009 and December 31, 2008, there have been no termination events or events of default related to these interest rate swaps.  In addition, the Company has concluded that it is probable that the counterparty to these interest rate swaps will not default and it is probable that the forecasted transactions will occur.  The Company has no credit-risk contingent features in its agreements with the counterparty.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of September 30, 2009 and December 31, 2008, the Company had recorded a payable of none and $56,340, respectively, for securities purchased on margin.    This debt bears a variable interest rate of LIBOR plus 35 basis points.  At September 30, 2009, this rate was equal to 0.60%.  Interest expense on this debt in the amount of $58 and $762 is recognized within “Interest expense” in the accompanying consolidated statements of operations for the three months ended September 30, 2009 and 2008, respectively.  Interest expense on this debt in the amount of $252 and $2,853 is recognized within “Interest expense” on the accompanying consolidated statements of operations for the nine months ended September 30, 2009 and 2008, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the nine months ended September 30, 2009, the Company borrowed an additional $29,750 on its margin account and paid down $86,090 to reduce its payable to none as of September 30, 2009.

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

		2009	2010	2011	2012	2013	Thereafter
Maturing debt (a) :
	Fixed rate debt (b)	$704,134	1,289,871	432,156	424,733	337,845	844,471
	Variable rate debt	84,488	187,563	21,776	7,623	547	15,134
		$788,622	1,477,434	453,932	432,356	338,392	859,605

Weighted average interest
	rate on debt:
	Fixed rate debt	6.85%	4.78%	4.96%	5.39%	5.53%	5.45%
	Variable rate debt	2.87%	5.25%	5.18%	6.97%	6.50%	6.50%

(a)

The debt maturity table does not include liabilities associated with assets held for sale or any discounts associated with debt assumed at acquisition of which $3,138, net of accumulated amortization, is outstanding as of September 30, 2009.

(b)	Includes $83,250 of variable rate debt that was effectively swapped to a fixed rate.

The maturity table excludes other financing obligations as described in Note 1.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(10)  Line of Credit

On October 15, 2007, the Company entered into an unsecured credit agreement with KeyBank National Association and other financial institutions for up to $225,000 with an optional unsecured borrowing capacity of $75,000, for a total unsecured borrowing capacity of $300,000.  The agreement has an initial term of three years with a one-year extension option.  The line of credit required interest-only payments monthly on the outstanding balance at the rate equal to LIBOR plus 80 to 125 basis points depending on the ratio of the Company’s net worth to total recourse indebtedness.  The Company was also required to pay, on a quarterly basis, fees ranging from 0.125% to 0.20%, per annum, on the average daily undrawn funds under this agreement.  The credit agreement requires compliance with certain covenants, such as a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as its ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the Company’s consolidated indebtedness becomes due.  In the event the Company’s lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings.

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

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  In addition to the eight properties that were included in the initial collateral pool, the Company added three more properties and, at September 30, 2009, the total value of the retail assets in the collateral pool was approximately $236,910.  As of September 30, 2009, the Company believes it was in compliance with all financial covenants, as amended.  The outstanding balances on the line of credit at September 30, 2009 and December 31, 2008 were $187,000 and $225,000, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(11)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	September 30,	December 31,	September 30,	December 31,
Property	Location	Investment	Redemption	2009	2008	2009	2008
MS Inland	Various	04/27/2007	N/A	20.00%	20.00%	$77,166	$79,243
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	96.30%	96.30%	7,789	12,310
						$84,955	$91,553

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

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland were $457 and $548 for the three months ended September 30, 2009 and 2008, respectively.  The Company’s share of profits in MS Inland were $1,319 and $1,728 for the nine months ended September 30, 2009 and 2008, respectively.  The Company received net cash distributions from MS Inland totaling $3,609 and $4,427 for the nine months ended September 30, 2009 and 2008, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 and $80 of amortization related to this difference for the three months ended September 30, 2009 and 2008, respectively.  The Company recorded $245 and $240 of amortization related to this difference for the nine months ended September 30, 2009 and 2008, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $317 and $276 during the three months ended September 30, 2009 and 2008, respectively.  The Company earned fees of $916 and $920 during the nine months ended September 30, 2009 and 2008, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton, at September 30, 2009 and December 31, 2008, are based upon the maximum capital contribution obligations under the terms of the joint venture.  During the nine months ended September 30, 2009, Hampton determined that the carrying value of certain of its assets were not recoverable and accordingly recorded an impairment loss in the amount of $3,687, of which the Company’s share is $3,550.  No impairment loss was recorded during the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2008.  The Company’s share of net loss in Hampton was $1,156 and $39 for the three months ended September 30, 2009 and 2008, respectively, and $6,795 and $820 for the nine months ended September 30, 2009 and 2008, respectively, and is included in “Equity in (loss) income of unconsolidated joint venture” in the accompanying consolidated statements of operations.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

On July 10, 2009, Hampton Leased sold a leasehold asset for $150.  Also, during the three and nine months ended September 30, 2009, the right to possess two leasehold assets was judicially revoked without opposition from Hampton Leased.  The legal requirements associated with these leases remain in effect and the corresponding liabilities continue to be accrued by Hampton Leased.  These assets were previously impaired and had no carrying value at the time of termination.  During the nine months ended September 30, 2008, one leasehold asset expired and was not renewed by Hampton Leased.

On October 20, 2009, Hampton Leased assigned the rights and liabilities to the four remaining leasehold assets to the previous owner, which resulted in a loss of $682.

The Company previously held an investment in an unconsolidated joint venture, San Gorgonio Village.  During the three and nine months ended September 30, 2008, the Company determined that its investment in San Gorgonio Village was not recoverable as a result of construction cost overruns and uncertainty regarding the Company’s intentions to continue with the development project. As a result, a $5,524 impairment loss was recorded on the Company’s investment in this unconsolidated joint venture and is included in “Impairment of investment in unconsolidated entity” on the accompanying consolidated statements of operations.  On December 29, 2008, the Company withdrew from the joint venture and was released of any future liability resulting in a $5,524 total loss of the Company’s investment in unconsolidated joint venture.

The Company reviewed the carrying value of its investment in unconsolidated joint ventures and determined that no impairment indicators existed as of September 30, 2009 and December 31, 2008.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of September 30, 2009 and December 31, 2008.

(12)  Segment Reporting

The Company owns multi-tenant shopping centers and single-user net lease properties across the United States.  The Company’s shopping centers are typically anchored by credit tenants, discount retailers, home improvement retailers, grocery and drug stores complemented with additional stores providing a wide range of other goods and services to shoppers.

The Company assesses and measures operating results of its properties based on net property operations.  The Company internally evaluates the operating performance of its portfolio of properties and does not differentiate properties by geography, size or type.  Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available.  However, the Company’s properties are aggregated into one reportable segment as the Company evaluates the aggregate performance of the properties.

(13)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of September 30, 2009 and December 31, 2008, options to purchase 70 shares of common stock at the weighted average exercise price of $9.70 per share, were outstanding.  The Company is in a net loss position for the three and nine months ended September 30, 2009 and 2008, therefore, the options to purchase shares are not considered in a loss per share-dilutive since their effect is anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 481,049 and 481,308 for the three months ended September 30, 2009 and 2008, respectively.  The basic and diluted weighted average number of common shares outstanding was 479,854 and 482,929 for the nine months ended September 30, 2009 and 2008, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009		2008		2009		2008
Numerator:
Income (loss) from continuing operations attributable to Company shareholders	$12,355		$(76,492)		$(89,645)		$(111,233)
Income from discontinued operations attributable to Company shareholders	230		574		22,159		1,610
Net income (loss) attributable to Company shareholders	$12,585		$(75,918)		$(67,486)		$(109,623)

Denominator:
Denominator loss per common share-basic:
Weighted average number of common shares outstanding	481,049		481,308		479,854		482,929
Effect of dilutive securities:
Stock options	-	(a)	-	(a)	-	(a)	-	(a)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	481,049		481,308		479,854		482,929

Net income (loss) per common share-basic
Income (loss) from continuing operations attributable to Company shareholders	$0.03		$(0.16)		$(0.19)		$(0.23)
Income from discontinued operations attributable to Company shareholders	-		-		0.05		-
Net income (loss) per common share-basic attributable to Company shareholders	$0.03		$(0.16)		$(0.14)		$(0.23)

Net income (loss) per common share-diluted
Income (loss) from continuing operations attributable to Company shareholders	$0.03		$(0.16)		$(0.19)		$(0.23)
Income from discontinued operations attributable to Company shareholders	-		-		0.05		-
Net income (loss) per common share-diluted attributable to Company shareholders	$0.03		$(0.16)		$(0.14)		$(0.23)

(a)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 70 and 35 shares as of September 30, 2009 and 2008, respectively. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

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

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the three months ended September 30, 2009 and 2008, as a result of losses incurred during these periods.  The Company recorded no income tax expense related to the TRS for the nine months ended September 30, 2009 and 2008, as a result of losses incurred during these periods.

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

The Company records a provision for income taxes if the result of a tax position meets a “more likely than not” recognition threshold.  As a result of this provision, liabilities of none and $130 are recorded as of September 30, 2009 and December 31, 2008, respectively.  The Company believes that it has no uncertain tax positions that do not meet the “more likely than not” recognition threshold as of September 30, 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of September 30, 2009.  Returns for the calendar years 2005 through 2008 remain subject to examination by federal and various state tax jurisdictions.

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

During the three and nine months ended September 30, 2009, the Company recorded asset impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Thousand Oaks, California	Multi-tenant retail property	September 30, 2009	63,000	$2,700
Kansas City, Missouri	Single-user retail property	September 30, 2009	88,000	500
Vacaville, California	Single-user retail property	September 30, 2009	78,000	4,000
Wilmington, North Carolina	Single-user retail property	September 30, 2009	57,000	800
Mountain Brook, Alabama	Single-user retail property	September 30, 2009	44,000	1,100
Cupertino, California	Single-user office property	September 30, 2009	100,000	8,400
		Three months ended September 30, 2009		17,500

Mesa, Arizona	Multi-tenant retail property	March 31, 2009	195,000	20,400
Largo, Maryland	Multi-tenant retail property	June 30, 2009	482,000	13,100
Hanford, California	Single-user retail property	June 30, 2009	78,000	3,800
		Nine months ended September 30, 2009		$54,800

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

During the three and nine months ended September 30, 2008, the Company recorded asset impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Ridgecrest, California	Single-user retail property	September 30, 2008	59,000	$3,300
Turlock, California	Single-user retail property	September 30, 2008	61,000	3,000
Stroudsburg, Pennsylvania (a)	Multi-tenant retail property	September 30, 2008	143,000	3,400
		Three months ended September 30, 2008		9,700

Naperville, Illinois	Single-user retail property	June 30, 2008	41,000	3,000
Murrieta, California	Single-user retail property	June 30, 2008	37,000	4,700
		Nine months ended September 30, 2008		$17,400

(a) Consolidated joint venture operating property

(16)  Fair Value Measurements

In September 2006, the FASB issued new accounting guidance related to fair value measurements.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The new guidance applies to all required or permitted fair value measurements, except for share-based payments transactions.  The new guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB delayed the effective date of the new guidance for non-financial assets and non-financial liabilities not measured on a recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted the new guidance on January 1, 2008 and, as it does not require any new fair value measurements or remeasurements of previously computed fair values, adoption did not have a material effect on the Company’s consolidated financial statements.

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2009 and December 31, 2008.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$30,521	$30,521	$118,421	$118,421
Notes receivable	8,342	8,274	25,715	22,182
Financial liabilities:
Mortgages and notes payable	$4,160,203	$4,038,181	$4,402,602	$4,177,413
Line of credit	187,000	187,000	225,000	225,000
Other financings	11,887	11,887	67,886	67,886
Derivative liability	4,312	4,312	5,516	5,516

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for derivative liability, which is included in “Other liabilities.”

The fair value of the financial instruments shown in the above table as of September 30, 2009 and December 31, 2008 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•

Investment in marketable securities: Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

•

Notes receivable: The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates that approximate those offered by lending institutions for loans with similar terms to companies with comparable risk.

•

Mortgages payable: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.

•

Line of credit: The carrying value of the Company’s line of credit approximates fair value because of the relatively short maturity of the instrument.

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

Fair Value Hierarchy

GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  The following summarizes the fair value hierarchy:

•

Level 1 Inputs – Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•

Level 2 Inputs – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•

Level 3 Inputs – Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

The new guidance requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2009 and December 31, 2008:

	Level 1	Level 2	Level 3	Total
September 30, 2009
Investment in marketable securities	$30,521	-	-	$30,521
Derivative liability	$-	4,312	-	$4,312

December 31, 2008
Investment in marketable securities	$118,421	-	-	$118,421
Derivative liability	$-	5,516	-	$5,516

During the nine months ended September 30, 2009, the Company recorded an asset impairment charge of $54,800 related to nine of its consolidated operating properties with a combined fair value of $180,135.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy.

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

On June 9, 2009, the Company’s board of directors declared the second quarter 2009 distribution to be $0.05 per share, payable to shareholders of record as of June 22, 2009.  The second quarter 2009 distribution was paid in July 2009.

On September 28, 2009, the Company’s board of directors declared the third quarter 2009 distribution to be $0.025 per share, payable to shareholders of record as of September 30, 2009.

During the nine months ended September 30, 2009, the Company funded earnouts totaling $14,974 to purchase an additional 45,030 square feet at three existing properties.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of September 30, 2009, based on pro-forma leasing rates, the Company may pay as much as $10,188 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one construction loan agreement, one secured installment note and two other installment note agreements, two of which were impaired as of September 30, 2009, in which the Company has committed to fund up to a total of $8,680, excluding these impaired note agreements.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2009 and December 31, 2008, was $8,342 and $25,715, net of allowances of $17,622 and $300, respectively.  The Company is not required to fund any additional amounts on these loans as all four of the agreements are non-revolving and all fundings have occurred.

The Company guarantees a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of September 30, 2009, the amount guaranteed by the Company was $19,130; however, as these guarantees are with consolidated entities, the potential full liability associated with these guarantees has not been recorded.

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt, of which the Company has guaranteed 25%.  On January 9, 2009, the Company paid off the entire outstanding balance of $27,160, releasing the guarantee.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of September 30, 2009, had an outstanding balance of $20,694, of which the Company has guaranteed 25%, or $5,174.  On October 30, 2009, the joint venture entered into a modification and extension agreement on the construction debt that increased the Company’s guaranty from 25% to 35%.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of September 30, 2009, had an outstanding balance of $5,857, of which the Company has guaranteed 15%, or $879.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of September 30, 2009, had an outstanding balance of $57,795, of which the Company has guaranteed 15%, or $8,669.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land and developing a shopping center located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (Target).  Under the terms of the agreement, Target had the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, were not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company had guaranteed the put option with Green Valley.  On December 1, 2008, the put agreement was released.  In addition, as part of the project, the joint venture obtained construction debt which as of September 30, 2009, had an outstanding balance of $11,020, of which the Company has guaranteed 40%, or $4,408.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

As of September 30, 2009, the Company had seven irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once the Company pays the remaining portion of the purchase price for these properties and meets certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each policy year ending December 31, 2008 and 2007, and they will remain outstanding until all claims from the relative policy year are closed.  There were also three letters of credit relating to two development projects as security for utilities and completion.  The balance of outstanding letters of credit at September 30, 2009 was $14,826, and none have been drawn upon.

The Company previously entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties it owned or planned to purchase in the future.  The Company had outstanding interest rate lock deposits under an agreement that locked only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locked the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and could have been converted into full rate locks upon allocation of properties.  The carrying value of the rate lock deposits as of December 31, 2008 was $1,220. During 2009, the Company was not required to make additional rate lock deposits and on August 5, 2009, the Company terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(Unaudited)

(20)  Subsequent Events

During the period from October 1, 2009 through November 11, 2009, which is the date of this 10-Q filing, the Company:

•

issued 579 additional shares of common stock through the DRP resulting in a total of 481,743 of common stock outstanding at November 10, 2009;

•

paid distributions of $12,029, representing $0.025 per share, to shareholders in October 2009 for the quarter ended September 30, 2009;

•

paid $500 to the Company’s partner in a consolidated development joint venture in full redemption of its interest;

•

funded additional capital of $475 on one existing unconsolidated development joint venture;

•

closed on the sale of one single-user retail building of approximately 149,700 square feet, located in Jonesboro, Arkansas, with a sales price of $9,400, which resulted in the repayment of debt of $6,089 and net proceeds of $2,994;

•

closed on the sale of a multi-tenant property of approximately 185,000 square feet, located in Santa Clara, California, with a sales price of $90,525, which resulted in net sales proceeds of $34,119.  The buyer assumed the mortgage payable of $52,800;

•

closed on the sale of a portion of a multi-tenant property located in Kingsport, Tennessee, consisting of approximately 6,700 square feet, with a sales price of $1,110, which resulted in net sales proceeds of $1,001, $1,000 of which is being held by the lender as additional collateral;

•

closed on the sale of one single-user retail building of approximately 57,200 square feet, located in Wilmington, North Carolina, with a sales price of $5,400, which resulted in the repayment of debt of $3,960 and net proceeds of $1,270;

•

had $26,551 of construction loans that had matured as of September 30, 2009, $20,694 of which was modified and extended on October 30, 2009, to a new maturity date of August 31, 2012, and $5,857 of which the Company is currently in the process of negotiating an extension;

•

obtained mortgage payable proceeds of $114,775 and made mortgage payable repayments of $157,819.  The new mortgages payable have interest rates ranging from 7.00% to 7.85% and maturities from three to five years.  The stated interest rates of the loans repaid ranged from 4.13% to 5.28%;

•

had $215,761 of mortgage loans that had matured as of September 30, 2009, $5,365 of which was refinanced on October 1, 2009, $6,089 of which was repaid as part of the sale of the property on October 9, 2009, $2,201 of which was repaid and $57,399 of which was extended on November 5, 2009 to a new maturity date of December 31, 2009, and the remaining $144,707 of which the Company is in the process of negotiating extensions, and

•

paid down $50,000 on the line of credit.

On October 13, 2009, the Company announced the resignation of its Chief Executive Officer and President, Michael J. O’Hanlon, and the appointment of Steven P. Grimes to serve as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company.  The Company and Mr. O’Hanlon entered into a Separation Agreement and General Release, which will be accounted for in the fourth quarter of 2009.

On October 13, 2009, under the Company’s Independent Director Stock Option Plan, each non-employee, non-related party, director was granted an option to acquire an additional five thousand shares.

On October 16, 2009, all of the held for sale criteria were met for an approximately 100,400 square foot single-user office property located in Cupertino, California.  As a result, depreciation was suspended on the related assets, including amortization for tenant improvements and acquired in-place leases as of that date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “will,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

Our financial condition will be materially adversely affected if we are unable to refinance all or substantially all of our remaining indebtedness maturing in 2009 or 2010.  Approximately $1,100,000 of our indebtedness matures or has matured during 2009 and approximately an additional $1,290,000 will mature in 2010;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2009.  This Quarterly Report on Form 10-Q should also be read in conjunction with our Annual Report on Form 10-K, for the year ended December 31, 2008, filed with the SEC on March 31, 2009.

Executive Summary

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust, or REIT, that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of September 30, 2009, our portfolio consisted of 299 operating properties wholly-owned by us and two operating properties in which we own between 50% and 99.5% (the consolidated operating joint venture properties), for a total of 301 operating properties.  We have also invested in twelve other operating properties that we do not consolidate and fourteen properties in seven development joint ventures, six of which we consolidate.

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

The properties in our portfolio are located in 38 states.  As of September 30, 2009, our consolidated and wholly-owned portfolio consisted of 182 multi-tenant shopping centers and 119 free-standing, single-user properties of which 104 are net lease properties.  The consolidated and wholly-owned portfolio contains an aggregate of approximately 44.9 million square feet of gross leasable area (GLA), of which approximately 87% of the GLA was physically leased and 89% was economically leased.  The weighted average occupied GLA was 87% and 89% as of September 30, 2009 and December 31, 2008, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized revenue as of September 30, 2009, approximately 65% is generated by anchor, single or credit tenants, including PetSmart, Bed Bath & Beyond, Ross Dress for Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

Of the 301 wholly-owned and consolidated joint venture operating properties as of September 30, 2009, 135 properties were located west of the Mississippi River.  These 135 properties equate to approximately 47% of our GLA and approximately 46% of our annualized base rental income as of September 30, 2009.  The remaining 166 properties are located east of the Mississippi River.

During the nine months ended September 30, 2009, we invested approximately $30,974 for the acquisition of an additional phase at one of our existing operating properties and the funding of nine earnouts at three existing properties, containing a total GLA of approximately 80,470 square feet.  We also contributed approximately $1,529 and $2,307 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $32,376 in investor proceeds through our distribution reinvestment program (DRP), $117,316 in proceeds from the sale of four operating properties and obtained approximately $220,365 in proceeds from new and refinanced mortgages and construction loan financings.

We continue to monitor potential credit issues of our tenants, and analyze the possible effects on our consolidated financial statements and liquidity.  In addition to the collectability assessment of outstanding accounts receivable, we also evaluate the related real estate for recoverability of our current carrying value, as well as, any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities.

Economic Conditions

Historically, real estate has been subject to a wide range of cyclical economic conditions that affect various real estate markets and geographic regions with differing intensities and at different times.  Different regions of the United States have and may continue to experience varying degrees of economic growth or distress.  Adverse changes in general or local economic conditions could result in the inability of some of our tenants to meet their lease obligations and could otherwise adversely affect our ability to attract or retain tenants.  Our shopping centers are typically anchored by two or more national tenants (i.e. Wal-Mart or Target), home improvement stores (i.e. Home Depot or Lowe’s Home

Improvement) and two or more junior anchor tenants (i.e. Bed Bath & Beyond, Kohl’s, Best Buy, T.J. Maxx or PetSmart), which generally offer day-to-day necessities, rather than higher-priced luxury items.  In addition, we seek to reduce our operating and leasing risks through ownership of a portfolio of properties with a diverse geographic presence and tenant base.

The retail sector has been adversely affected by the competitive nature of the retail business and the competition for market share as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores even though they have not filed for bankruptcy protection.

Although certain individual tenants within our portfolio have filed for bankruptcy protection, we believe that several of our major tenants, including Wal-Mart, Home Depot, Kohl’s, Best Buy, Target, Lowe’s Home Improvement, T.J. Maxx and Bed Bath & Beyond, are financially secure retailers based upon their current credit quality.  We believe that consumers continue to be concerned regarding the health of the United States economy and its impact on disposable income has caused broad changes in shopping patterns and consumers appear to be more price sensitive and patronize those retailers that offer the best value for non-discretionary goods. As a result, many of our core retailers are believed to be doing well and are still pursuing new store locations while weaker retailers, some of which have locations in our portfolio, are feeling pressure and are expected to continue to experience difficulty in this environment.

Leasing and Occupancy

Since our inception in 2003, historical occupancy rates in our shopping center portfolio have averaged 95.2%.  Our current average base rental rate of $13.37 per occupied square foot has increased from $12.83 per square foot since portfolio stabilization.  Anticipating that more store closings are likely to occur this coming year, we continue to be proactive in our leasing strategy.  We focus on maintaining occupancy by pursuing new lease commitments.  Moreover, to date we have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions.  While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we are currently of the belief that the position of our portfolio and the general diversity and credit quality of our tenant base may enable us to successfully navigate through these challenging economic times.

Occupancy History

During the nine months ended September 30, 2009, we have executed 130 new leases for an aggregate 918,500 square feet, including the re-leasing of one Circuit City, three Mervyn’s and seven Linens ‘n Things locations.  These leases have been signed with national tenants including:  T.J. Maxx, Ross Dress for Less, Best Buy and Kohl’s.  We are in active negotiations on the majority of the remaining vacant big-box spaces resulting from the Circuit City, Linens ‘n Things and Mervyn’s bankruptcies; as of September 30, 2009, we have released 17% of the vacated spaces and we have received letters of intent or are in various stages of lease negotiations on an additional 61% of these vacated spaces.

Asset Dispositions

In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and certain non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.

We have made significant strides in disposing of non-core assets as a means of recycling capital.  We have closed on the sale of four assets during the nine months ended September 30, 2009, aggregating 1,142,400 square feet, for a total sales price of $226,632.  The properties sold included: a 172,000 square foot lifestyle center located in Larkspur, California; a 395,800 square foot office building fully leased to American Express in Salt Lake City, Utah; a 389,400 square foot office building fully leased to American Express in Greensboro, North Carolina; and the 185,200 square foot corporate office headquarters for Computershare in Canton, Massachusetts.  The aggregated sales resulted in the extinguishment of $141,319 of debt.

Since the close of the third quarter, we have sold a 149,700 square foot single-user retail building located in Jonesboro, Arkansas, a 185,000 square foot multi-tenant property located in Santa Clara, California and a 57,200 square foot single-user retail building located in Wilmington, North Carolina.  In addition, $62,849 of debt was extinguished or repaid in conjunction with the asset sales. Year-to-date, we have sold $331,957 of non-core assets and retired $204,168 in debt in connection with our asset disposition strategy.

Due to sales from our securities portfolio, we have obtained proceeds of $116,471 since the close of the second quarter, which has also assisted in our deleveraging efforts.

Mortgage Refinancings

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are limited.  Rates available from commercial and investment banks are widely divergent when and if they are willing to quote a rate for a new mortgage loan.  We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios. The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process but deposits from borrowers may be required for credit to be extended.

Part of our overall strategy includes actively addressing debt maturing in 2009 and beyond, and considering alternative courses of action given that the capital markets continue to be volatile.  We intend to balance the amount and timing of our debt maturities upon refinance.  We continually evaluate our debt maturities, and based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected financial results due to higher interest rates.  Although the credit environment has become much more difficult since the third quarter of 2008, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks, and more recently the United States Term Asset – Backed Securities Loan Facility (TALF) program.

For the nine months ended September 30, 2009, we have refinanced $222,793 through new mortgage financing and principal paydowns of maturing debt.  Since the close of the third quarter, we made mortgage payable repayments of $157,819, modified and extended $20,694 of our maturing debt and currently have $616,902 under application and $382,807 in extension negotiations. As part of our strategy, management is focused on accessing multiple sources of capital in order to address our upcoming debt maturities, including working to structure a portfolio of loans to be TALF-eligible.

Institutional and Development Joint Ventures

In 2007, we launched our development joint venture program which involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  As of September 30, 2009 we had seven development joint ventures totaling $110,995 of equity contributed by us.  Total costs of these developments are expected to be $421,312.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 in equity on to be named developments, $9,097 of which was committed as of September 30, 2009.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best execution if that involves a sale of the developed property, at which time, we will share in the proceeds realized upon the consummation of a sale.

Our consolidated joint ventures have the following shopping center projects under construction.  At September 30, 2009, $187,200 of costs had been incurred in relation to these development projects.

Location	Description	Our Ownership Percentage	Projected GLA	Our Projected Net Investment	Our Investment at September 30, 2009
Frisco, TX	Parkway Towne Crossing	25%	183,434	$8,717	$8,717
Dallas, TX	Wheatland Towne Crossing	25%	237,692	8,575	8,575
Henderson, NV	Lake Mead Crossing	25%	427,032	26,885	26,885
Henderson, NV	Green Valley Crossing	50%	123,274	9,097	9,097
Billings, MT	South Billings Center	100%	189,800	5,000	4,910
Nashville, TN	Bellevue Center	50%	1,040,672	35,000	32,136
			2,201,904	$93,274	$90,320

The consolidated joint venture development estimated funding schedule, as of September 30, 2009, is as follows:

	Our Proportionate Share	JV Partners' Proportionate Share	Proceeds from Construction Loans	Total
Funded as of September 30, 2009	$90,320	$1,514	$95,366	$187,200
Projected net funding remaining in 2009	-	-	954	954
Projected net funding thereafter	2,454	-	66,580	69,034
Total	$92,774	$1,514	$162,900	$257,188

Of the four construction loans related to our consolidated joint venture developments, two of the loans matured during the third quarter of 2009, and one loan matures during the fourth quarter of 2009.  We are in active negotiations with the respective lenders to refinance or extend two of these construction loans.  On October 30, 2009, we entered into a modification and extension agreement on one of the construction loans that matured during the third quarter of 2009.  As a result of this modification, the maturity date of the loan was extended to August 2012.  In addition, our guaranty of the construction loan increased from 25% to 35% of the outstanding principal balance.  In conjunction with this modification, we were assigned an additional 50% interest in the joint venture, bringing our total interest in the joint venture to 75%.

On October 16, 2009, we paid our joint venture partner $500 for the full redemption of their interest in the Bellevue Center development.

One of our unconsolidated joint ventures has the following shopping center project under construction.  At September 30, 2009, $50,403 of costs had been incurred in relation to this development project.

Location	Joint Venture Partner	Our Ownership Percentage	Projected GLA	Our Projected Net Investment	Description
Denver, CO	Hampton Retail Investors I, LLC	96%	781,538	$26,000	Hampton Retail Colorado

The unconsolidated joint venture development estimated funding schedule, as of September 30, 2009, is as follows:

	Our Proportionate Share	JV Partners' Proportionate Share	Proceeds from Construction Loans	Total
Funded as of September 30, 2009	$20,675	$1,040	$28,688	$50,403
Projected net funding remaining in 2009	1,775	-	-	1,775
Projected net funding thereafter	3,550	-	7,812	11,362
Total	$26,000	$1,040	$36,500	$63,540

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

Critical Accounting Policies and Estimates

Our 2008 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the nine months ended September 30, 2009, there were no significant changes to these policies, except as follows.

Acquisition of Investment Property

In December 2007, the FASB issued new accounting guidance related to business combinations, which establishes principles and requirements for how the acquirer recognizes and measures, in its financial statements, the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, if any; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The new guidance was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  We adopted the new guidance on January 1, 2009 and all subsequent real estate acquisitions are accounted for accordingly, as we believe most operating real estate assets meet the revised definition of a business under the new guidance.

We allocate the purchase price of each acquired investment property between the estimated fair value of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market and the value of customer relationships, if any, and goodwill, if determined to meet the definition of a business under the new guidance.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that help support our purchase price allocations; however, we are ultimately responsible for the purchase price allocations.  We determine whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  We consider various factors including geographic location and size of the leased space.  We also evaluate each significant acquired lease based upon current market rates at the acquisition date and consider various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

Impairment of Long-Lived Assets

Our investment properties, including developments in progress, are reviewed for potential impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Impairment indicators are assessed separately for each property and include, but are not limited to, the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  Impairment indicators for developments in progress are assessed by project and include, but are not limited to, significant changes in project completion dates, development costs and market factors.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require us to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures, capitalization rates and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

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

Derivative and Hedging Activities

We adopted new accounting guidance as of January 1, 2009, which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and its related interpretations, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The new guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Results of Operations

Comparison of the three months ended September 30, 2009 to September 30, 2008

The table below presents operating information for our same store portfolio consisting of 299 operating properties acquired or placed in service prior to July 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
Revenues:
Same store investment properties (299 properties):
Rental income	$128,368	$139,860	$(11,492)	(8.2)
Tenant recovery income	31,909	31,080	829	2.7
Other property income	3,346	3,366	(20)	(0.6)
Other investment properties:
Rental income	2,295	733	1,562	213.1
Tenant recovery income	545	143	402	281.1
Other property income	32	-	32	-
Total rental and additional income	166,495	175,182	(8,687)	(5.0)
Expenses:
Same store investment properties (299 properties):
Property operating expenses	28,581	31,646	(3,065)	(9.7)
Real estate taxes	23,316	21,991	1,325	6.0
Other investment properties:
Property operating expenses	560	327	233	71.3
Real estate taxes	665	193	472	244.6
Total property operating expenses	53,122	54,157	(1,035)	(1.9)
Property net operating income:
Same store investment properties	111,726	120,669	(8,943)	(7.4)
Other investment properties	1,647	356	1,291	362.6
Total net operating income	113,373	121,025	(7,652)	(6.3)
Other income:
Straight-line rental income	1,798	3,361	(1,563)
Insurance captive income	534	474	60
Amortization of above and below market lease intangibles	590	625	(35)
Dividend income	1,689	6,277	(4,588)
Interest income	174	1,181	(1,007)
Equity in income of unconsolidated joint ventures	-	507	(507)
Gain on interest rate locks	3,989	-	3,989
Recognized gain on marketable securities, net	43,992	-	43,992
Other income	-	350	(350)
Total other income	52,766	12,775	39,991	313.0
Other expenses:
Straight-line ground rent expense	992	2,191	(1,199)
Straight-line bad debt expense	529	1,037	(508)
Insurance captive expenses	960	448	512
Depreciation and amortization	64,136	64,950	(814)
Provision for asset impairment	17,500	9,700	7,800
Loss on lease terminations	2,301	7,572	(5,271)
General and administrative expenses	4,691	5,447	(756)
Equity in loss of unconsolidated joint ventures	629	-	629
Impairment of notes receivable	413	-	413
Loss on interest rate locks	-	1,450	(1,450)
Interest expense	61,650	55,189	6,461
Recognized loss on marketable securities, net	-	62,007	(62,007)
Other expense	64	-	64
Total other expenses	153,865	209,991	(56,126)	(26.7)
Discontinued operations:
Operating income	230	574	(344)
Gain on extinguishment of debt	-	-	-
Gain on sales of investment properties	-	-	-
Income from discontinued operations	230	574	(344)	(59.9)
Net income (loss)	12,504	(75,617)	88,121	116.5
Net loss (income) attributable to noncontrolling interests	81	(301)	382	126.9
Net income (loss) attributable to Company shareholders	$12,585	$(75,918)	$88,503	116.6

Net operating income decreased by $7,652, or 6.3%.  Total rental income, tenant recovery and other property income decreased by $8,687, or 5.0%, and total property operating expenses decreased by $1,035, or 1.9%, for the three months ended September 30, 2009, as compared to September 30, 2008.

Rental income.  Rental income decreased $11,492, or 8.2%, on a same store basis from $139,860 to $128,368.  The same store decrease is primarily due to:

•

a decrease of $9,537 due to the early termination of certain tenant leases, co-tenancy rent reductions and tenant bankruptcies; partially offset by

•

an increase of $319 in rental income due to base rent increase related to existing tenants, and

•

an increase of $514 due to earnouts completed subsequent to June 30, 2008.

Overall, rental income decreased $9,930, or 7.1%, from $140,593 to $130,663, primarily due to the same store portfolio described above, partially offset by an increase of $1,562 in other investment properties due to:

•

an increase of $640 due to investment properties acquired subsequent to June 30, 2008, and

•

an increase of $819 related to development properties placed into service subsequent to June 30, 2008.

Tenant recovery income.  Tenant recovery income increased $829, or 2.7%, on a same store basis from $31,080 to $31,909, primarily due to:

•

an increase in the 2008 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the three months ended September 30, 2009; partially offset by

•

reduced occupancy as a result of tenant vacancies resulting from bankruptcies and early lease terminations resulting from the current economic challenges facing tenants, and

•

reduced property operating expenses, as described below.

Overall, tenant recovery income increased $1,231, or 3.9%, from $31,223 to $32,454, primarily due to the increase in the same store portfolio described above and recovery income from investment properties purchased after June 30, 2008 and phases of developments that have been placed into service.

Other property income.  Other property income increased overall by $12, or 0.34% primarily consisting of termination fee income, parking revenue and direct recovery income.

Property operating expenses. Property operating expenses decreased $3,065, or 9.7%, on a same store basis from $31,646 to $28,581.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $2,093, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $1,570.

These decreases were partially offset by:

•

an increase in insurance expense of $245 due to premium adjustments, and

•

an increase in the operating overhead of our property management companies of $353.

Overall, property operating expenses decreased $2,832, or 8.9%, from $31,973 to $29,141, due to the decrease in the same store portfolio described above, as well as a decrease in bad debt expense of $94 partially offset by an increase in certain non-recoverable and recoverable property operating expenses of $327 in other investment properties.

Real estate taxes.  Real estate taxes increased $1,325, or 6.0%, on a same store basis from $21,991 to $23,316.  This increase is primarily due to:

•

an increase of $784 related to investment properties where vacated tenants with triple net leases had during the three months ended September 30, 2008 paid real estate taxes directly to the taxing authorities, and

•

an increase of $546 in prior year estimates adjusted during the three months ended September 30, 2009, based on actual real estate taxes paid; partially offset by

•

an increase of $102 in real estate tax refunds received during the three months ended September 30, 2009, for prior year tax assessment adjustments.

Overall, real estate taxes increased $1,797, or 8.1%, from $22,184 to $23,981.  The other investment properties representing properties acquired subsequent to June 30, 2008, and phases of developments that have been placed into service resulted in an increase in real estate taxes of $472.

Other income. Other income increased $39,991, or 313.0%. This increase was primarily due to:

•

an increase of $43,992 in recognized gain on marketable securities due to sales of securities in the three months ended September 30, 2009, which resulted in proceeds of $115,723, and

•

an increase of $3,989 in gain on interest rate locks resulting from the Treasury rate lock termination.

These increases were partially offset by:

•

a decrease in dividend income of $4,588 due to sales of marketable securities, dividend reductions and suspensions;

•

a decrease of $1,563 in straight-line rental income primarily due to reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies, and

•

a decrease in interest income of $1,007 primarily due to decreases of $374 as a result of full or partial payoffs of notes receivable subsequent to June 30, 2008 and the impairment of one significant note receivable as of June 30, 2009 and $555 as a result of decreases in operating cash and short-term investments receiving lower interest rates in interest bearing accounts.

Other expenses. Other expenses decreased $56,126, or 26.7%. This decrease was primarily due to:

•

a decrease in recognized loss on marketable securities of $62,007 as a result of other-than-temporary impairment recorded in the three months ended September 30, 2008;

•

a decrease of $5,271 in loss on lease termination as a result of a decrease in tenants that vacated prior to lease expiration during the three months ended September 30, 2009 due to tenant bankruptcies and current economic challenges facing tenants, and

•

a $1,450 decrease in loss on interest rate locks due to impairment recorded during the three months ended September 30, 2008.

These decreases were partially offset by:

•

a $7,800 increase in the provision for asset impairment during the three months ended September 30, 2009, related to five single-user properties and one multi-tenant properties, and

•

an increase of $6,461 in interest expense primarily due to mortgages payable refinancings at higher interest rates, decreases in capitalized interest due to phases of our developments placed into service, an increase in loan fee amortization resulting from 2009 mortgages payable refinancings, an increase in the interest rate on our line of credit, partially offset by decreases in margin payable interest.

Discontinued operations.  Discontinued operations reflects activity related to four properties that we sold during the first nine months of 2009 and one property that was classified as held for sale as of September 30, 2009.  There were no properties sold during the three months ended September 30, 2009.

Comparison of the nine months ended September 30, 2009 to September 30. 2008

The table below represents operating information for our same store portfolio consisting of 297 operating properties acquired or placed in service prior to January 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)	% Change
Revenues:
Same store investment properties (297 properties):
Rental income	$385,525	$414,610	$(29,085)	(7.0)
Tenant recovery income	92,463	98,588	(6,125)	(6.2)
Other property income	15,402	15,602	(200)	(1.3)
Other investment properties:
Rental income	11,338	5,745	5,593	97.4
Tenant recovery income	3,053	1,203	1,850	153.8
Other property income	176	59	117	198.3
Total rental and additional income	507,957	535,807	(27,850)	(5.2)
Expenses:
Same store investment properties (297 properties):
Property operating expenses	83,802	89,860	(6,058)	(6.7)
Real estate taxes	69,739	63,907	5,832	9.1
Other investment properties:
Property operating expenses	3,201	1,841	1,360	73.9
Real estate taxes	2,645	1,009	1,636	162.1
Total property operating expenses	159,387	156,617	2,770	1.8
Property net operating income:
Same store investment properties	339,849	375,033	(35,184)	(9.4)
Other investment properties	8,721	4,157	4,564	109.8
Total net operating income	348,570	379,190	(30,620)	(8.1)
Other income:
Straight-line rental income	6,156	9,833	(3,677)
Insurance captive income	1,671	1,491	180
Amortization of above and below market lease intangibles	1,786	1,927	(141)
Dividend income	9,476	18,266	(8,790)
Interest income	1,318	3,608	(2,290)
Equity in income of unconsolidated joint ventures	-	992	(992)
Gain on interest rate locks	3,989	-	3,989
Recognized gain on marketable securities, net	17,798	-	17,798
Other income	-	610	(610)
Total other income	42,194	36,727	5,467	14.9
Other expenses:
Straight-line ground rent expense	2,996	4,078	(1,082)
Straight-line bad debt expense	2,893	3,110	(217)
Insurance captive expenses	2,648	1,409	1,239
Depreciation and amortization	192,768	193,722	(954)
Provision for asset impairment	54,800	17,400	37,400
Loss on lease terminations	11,556	13,180	(1,624)
General and administrative expenses	14,146	14,545	(399)
Equity in loss of unconsolidated joint ventures	5,262	-	5,262
Loss on contribution of investment properties	-	5,524	(5,524)
Impairment of notes receivable	17,322	-	17,322
Loss on interest rate locks	-	11,048	(11,048)
Interest expense	175,336	162,414	12,922
Recognized loss on marketable securities, net	-	99,787	(99,787)
Other expense	3,884	-	3,884
Total other expenses	483,611	526,217	(42,606)	(8.1)
Discontinued operations:
Operating income	589	1,610	(1,021)
Gain on extinguishment of debt	1,996	-	1,996
Gain on sales of investment properties	19,574	-	19,574
Income from discontinued operations	22,159	1,610	20,549	1,276.3
Net loss	(70,688)	(108,690)	38,002	35.0
Net loss (income) attributable to noncontrolling interests	3,202	(933)	4,135	443.2
Net loss attributable to Company shareholders	$(67,486)	$(109,623)	$42,137	38.4

Net operating income decreased by $30,620, or 8.1%.  Total rental income, tenant recovery and other property income decreased by $27,850, or 5.2%, and total property operating expenses increased by $2,770, or 1.8%, for nine months ended September 30, 2009, as compared to September 30, 2008.

Rental income.  Rental income decreased $29,085, or 7.0%, on a same store basis from $414,610 to $385,525.  The same store decrease is primarily due to:

•

a decrease of $28,255 due to the early termination of certain tenant leases, co-tenancy rent reductions and tenant bankruptcies;

•

a decrease of $1,181 in percentage rent due to decreased tenant sales resulting from current general economic conditions; partially offset by

•

an increase of $1,937 in rental income due to base rent increases related to existing tenants, and

•

an increase of $1,550 due to earnouts completed subsequent to December 31, 2007.

Overall, rental income decreased $23,492, or 5.6%, from $420,355 to $396,863, primarily due to the decrease in the same store portfolio described above, partially offset by an increase of $5,593 in other investment properties due to:

•

an increase of $3,445 due to investment properties acquired subsequent to December 31, 2007, and

•

an increase of $2,136 related to development properties placed into service subsequent to December 31, 2007.

Tenant recovery income.  Tenant recovery income decreased $6,125, or 6.2%, on a same store basis from $98,588 to $92,463, primarily due to:

•

reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies and early lease terminations resulting from the current economic challenges facing tenants; partially offset by

•

an increase in the 2008 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the nine months ended September 30, 2009.

Overall, tenant recovery income decreased $4,275, or 4.3%, from $99,791 to $95,516, primarily due to the decrease in the same store portfolio described above, partially offset by recovery income from other investment properties purchased after December 31, 2007 and phases of developments that have been placed into service.

Other property income.  Other property income decreased overall by $83 or 0.53%.  Other property income for the nine months ended September 30, 2009 includes $5,000 related to the forfeiture of security deposits as a result of the bankruptcy of a major tenant.  Other property income for the nine months ended September 30, 2008, includes $5,000 related to a lease termination fee.

Property operating expenses. Property operating expenses decreased $6,058, or 6.7%, on a same store basis from $89,860 to $83,802.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $2,452;

•

a decrease in certain non-recoverable and recoverable property operating expenses of $3,192;

•

a decrease in insurance expense of $431, primarily related to a reduction in insurance premiums; partially offset by

•

an increase in the operating overhead of our property management companies of $17.

Overall, property operating expenses decreased $4,698, or 5.1%, from $91,701 to $87,003, due to the decrease in the same store portfolio described above, offset by an increase of $1,360 in other investment properties as follows:

•

an increase in bad debt expense of $219, and

•

an increase in certain non-recoverable and recoverable property operating expenses of $1,141 related to the acquisition of properties and completions of earnouts subsequent to December 31, 2007.

Real estate taxes.  Real estate taxes increased $5,832, or 9.1%, on a same store basis from $63,907 to $69,739.  This increase is primarily due to:

•

an increase of $2,352 related to investment properties where vacated tenants with triple net leases had, during the nine months ended September 30, 2008, paid real estate taxes directly to the taxing authorities;

•

an increase of $1,122 in prior year estimates adjusted during the nine months ended September 30, 2009, based on actual real estate taxes paid;

•

a decrease of $396 in real estate tax refunds received during the nine months ended September 30, 2009, for prior year tax assessment adjustments, and

•

an increase of $2,011 over 2008 real estate tax expense due to normal increases in assessed values averaging approximately 3%.

Overall, real estate taxes increased $7,468, or 11.5%, from $64,916 to $72,384.  The other investment properties representing properties acquired subsequent to December 31, 2007, and phases of developments placed into service, resulted in an increase in real estate taxes of $1,636.

Other income. Other income increased $5,467, or 14.9%. This increase was primarily due to:

•

an increase of $17,798 in recognized gain on marketable securities due to sales of securities in 2009, which resulted in proceeds of $124,340, and

•

an increase of $3,989 in gain on interest rate locks resulting from the Treasury rate lock termination.

These increases were partially offset by:

•

a decrease in dividend income of $8,790 due to sales of marketable securities, dividend reductions and suspensions;

•

a decrease of $3,677 in straight-line rental income primarily due to reduced occupancy as a result of increased tenant vacancies resulting from tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies, and

•

a decrease in interest income of $2,290 primarily due to decreases of $421 as a result of full or partial payoffs of notes receivable subsequent to December 31, 2007 and the impairment of one significant note receivable as of June 30, 2009; and $1,434 as a result of decreases in operating cash and short-term investments receiving lower interest rates in interest bearing accounts.

Other expenses. Other expenses decreased $42,606, or 8.1%. This decrease was primarily due to:

•

recognized loss on marketable securities of $99,787 for the nine months ended September 30, 2008 as a result of a $102,004 decline in the fair value of certain marketable securities determined to be other-than-temporary;

•

a $11,048 decrease in loss on interest rate locks due to impairment recorded during the nine months ended September 30, 2008;

•

a decrease in impairment of investment in unconsolidated entity of $5,524 due to a write-off of an investment in a development joint venture during the nine months ended September 30, 2008, and

•

a decrease of $1,624 in loss on lease termination as a result of a decrease in tenants that vacated prior to lease expiration during the nine months ended September 30, 2009 due to tenant bankruptcies and current economic challenges facing tenants.

These decreases were partially offset by:

•

a $37,400 increase in the provision for asset impairment during the nine months ended September 30, 2009, related to six single-user properties and three multi-tenant properties;

•

an increase of $17,322 in impairment of two notes receivable (see Note 8 to the consolidated financial statements);

•

an increase of $12,922 in interest expense primarily due to mortgages payable refinancings at higher interest rates, the fixed to variable spread on our interest rate swaps, decreases in capitalized interest due to phases of our developments placed into service, an increase in loan fee amortization resulting from 2009 mortgages payable refinancings, an increase in the interest rate on our line of credit, partially offset by decreases in margin payable interest;

•

an increase in equity in loss of unconsolidated joint ventures of $5,262 primarily due to impairments recorded by the joint venture in the nine months ended September 30, 2009, and

•

an increase of $3,884 in other expense primarily related to the joint venture partner redemption discussed in Note 1 to the consolidated financial statements.

Discontinued operations.  Discontinued operations reflects activity related to four properties that we sold during the first nine months of 2009 and one property classified as held for sale as of September 30, 2009.  During the nine months ended September 30, 2009, we completed sales of one multi-tenant lifestyle center and three single-user properties with sale prices totaling $226,632, which resulted in total net proceeds of $117,316, repayment of one $33,630 mortgage payable, and the assumption of mortgage payables totaling $107,689.

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

FFO is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Company shareholders	$12,585	$(75,918)	$(67,486)	$(109,623)
Add:
Depreciation and amortization related to
investment properties	67,189	76,506	211,987	217,332
Less:
Gain on sale of investment properties	-	-	(19,574)	-
Noncontrolling interests share of depreciation
related to consolidated joint ventures	(648)	(438)	(2,231)	(1,152)
Funds from operations	$79,126	$150	$122,696	$106,557

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended September 30, 2009 and 2008 were $2,301 and $7,572, respectively.  Total loss on lease terminations for the nine months ended September 30, 2009 and 2008 were $11,556 and $13,180, respectively.

The increase in FFO for the three months ended September 30, 2009 compared to the same period in 2008 is primarily due to a the change in non-cash recognized gains (losses) on marketable securities of $105,999, and the non-cash gains (losses) on interest rate locks of $5,439, partially offset by an increase in non-cash impairments on investment properties of $7,800, a decrease in revenues of $10,225, a decrease in dividend income of $4,588, and an increase in interest expense of $6,461.  The increase in FFO for the nine months ended September 30, 2009 compared to the same period in 2008 is primarily due to a change in non-cash recognized gains (losses) on marketable securities of $117,585, and the non-cash gains (losses) on interest rate locks of $15,037, partially offset by an increase in non-cash impairments on investment properties and a note receivable of $54,722, a decrease in revenues of $31,488, a decrease in dividend income of $8,790, an increase in interest expense of $12,922, and an increase in other expenses of $4,494.

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.12 per share distribution declared for the nine months ended September 30, 2009, represented 48.4% of our FFO for the period.  The $0.48 per share distribution declared for the nine months ended September 30, 2008, represented 218.0% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

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

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  As a result, lender prospects are limited.  Rates available from commercial and investment banks are widely divergent when and if they are willing to quote a rate for a new mortgage loan.  We also have noted that life insurance companies appear to be becoming more selective in relation to new lending opportunities.  Life insurance companies also appear to be more interested in smaller individual property loans versus large portfolios.  The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process and deposits from borrowers may be required for credit to be extended.

Part of our overall strategy includes actively addressing debt maturing in 2009 and beyond, and considering alternative courses of action given that the capital markets continue to be volatile.  We intend to balance the amount and timing of our debt maturities upon refinance.  We continually evaluate our debt maturities, and based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected financial results due to higher interest rates.  Higher interest rates may be offset by lower debt levels as we continue to deleverage our consolidated balance sheets.  Although the credit environment has become much more difficult since the third quarter of 2008, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks, and more recently the United States Term Asset – Backed Securities Loan Facility (TALF) program.

It is our current strategy to have access to the capital resources necessary to manage our balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, we are executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with our intention to operate with a conservative debt capitalization policy.  Our other sources of capital include proceeds from sales of developed and non-core assets, proceeds from the sales of securities in our marketable securities portfolio, and existing unrestricted cash balances.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures and have reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  We will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.  For the nine months ended September 30, 2009, we have refinanced $222,793 through new mortgage financing and principal paydowns and retired through asset sales $141,319 of our maturing debt.  As of September 30, 2009, we have $242,312 of mortgage debt that has matured, $502,384 maturing in the quarter ending December 31, 2009, and $1,290,074 maturing in 2010 that we are addressing.  Since the close of the third quarter, we made mortgage payable repayments of $157,819, modified and extended $20,694 of our maturing debt and currently have $616,902 under application and $382,807 in extension negotiations.

We have made significant strides in disposing of non-core assets as a means of recycling capital.  We have closed on the sale of four assets during the nine months ended September 30, 2009, aggregating 1,142,400 square feet, for a total sales price of $226,632.  The properties sold included: a 172,000 square foot lifestyle center located in Larkspur, California; a 395,800 square foot office building fully leased to American Express in Salt Lake City, Utah; a 389,400 square foot office building fully leased to American Express in Greensboro, North Carolina; and the 185,200 square foot corporate office headquarters for Computershare in Canton, Massachusetts.  The aggregated sales resulted in the extinguishment of $141,319 of debt.

Since the close of the third quarter, we have sold a 149,700 square foot single-user retail building located in Jonesboro, Arkansas, a 185,000 square foot multi-tenant property located in Santa Clara, California and a 57,200 square foot single-user retail building located in Wilmington, North Carolina.  In addition, $62,849 of debt was extinguished or repaid in conjunction with the asset sales.  Year-to-date, we have sold $331,957 of non-core assets and retired $204,168 in debt in connection with our asset disposition strategy.

Due to sales from our securities portfolio, we have obtained proceeds of $116,471 since the close of the second quarter, which has also assisted in our deleveraging efforts.  The collective refinance and sales efforts have had the effect of reducing the overall leverage of our consolidated balance sheet by approximately $454,200.

At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness and dividend payments in order to maintain REIT status.  We are committed to managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and/or securing debt to repay outstanding borrowings as they mature and comply with financial covenants in 2009 and beyond.

In light of current economic conditions, we may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations on certain of our indebtedness, which may cause an acceleration of our secured line of credit and remedies available to lenders on assets securing matured mortgage debt, each of which could negatively impact future operations and cash flows available for distribution.

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

As of September 30, 2009, we had cash and cash equivalents of $185,726.  At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for all interest and monthly principal payments on outstanding indebtedness and recurring tenant improvements.  In 2009, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2009.  However, there can be no assurance that future sales will occur, or, if they occur, that they will materially assist in reducing our indebtedness.

During the nine months ended September 30, 2009, we obtained mortgage payable proceeds of $220,365 and made mortgage payable repayments of $323,980.  In addition, $107,689 of mortgage debt was assumed by the purchaser in the sales of investment properties.  The new mortgages payable that we entered into during the nine months ended September 30, 2009 have interest rates ranging from 1.71% to 8.00% and maturities from two to ten years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2009 ranged from 1.86% to 5.50%.

We continue to evaluate our maturing mortgage debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  Our remaining mortgage debt maturities for 2009 are $628,562, virtually all of which is under application or is in the process of being extended.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement, as described in Note 10 to the financial statements.  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

Our leases typically provide that the tenant bears responsibility for their pro-rata share of a majority of all property costs and expenses associated with ongoing maintenance and operation, including, but not limited to, utilities, property taxes and insurance.  In addition, in some instances our leases provide that the tenant is responsible for their pro-rata share of roof and structural repairs.  Certain of our properties are subject to leases under which we retain responsibility for certain costs and expenses associated with the property.  We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or rehabbed) and can be met with funds from operations and working capital.

We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2009.  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us for the remainder of 2009 and 2010.  We intend to seek refinancing on all of our indebtedness coming due in 2009 and 2010; but, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness, we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2009 will further benefit our refinancing efforts and our cash position.

Liquidity

We anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, recurring tenant improvements and distribution payments in accordance with REIT requirements.  To assist in the refinancing needs, we intend to utilize a combination of equity raised from expected asset sales, retained capital as a result of suspension of the share repurchase program, and the change in the dividend policy announced with the intention of paying at least 90% of taxable income to maintain our REIT status.  Through these measures, we have been able to deleverage our consolidated balance sheet by $307,940 during the nine months ended September 30, 2009 and maintain a stable cash balance well in excess of $100,000.

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

Mortgages Payable

Mortgages payable outstanding, excluding liabilities associated with assets held for sale, as of September 30, 2009 were $4,109,829 (of which $59,169 is recourse to us) and had a weighted average interest rate of 5.39%.  Of this amount, $3,979,698 had fixed rates ranging from 4.17% to 10.30% and a weighted average fixed rate of 5.44%.  The remaining $130,131 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.95%.  Properties with a net carrying value of $5,848,158 at September 30, 2009 and related tenant leases are pledged as collateral.  As of September 30, 2009, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Shareholder Liquidity

We established a share repurchase program (SRP) to provide limited, interim liquidity for our shareholders.  However, effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

Capital Resources

At September 30, 2009, our capitalization consisted of $4,347,203 of debt and $2,501,384 of total equity.  At September 30, 2009, our total debt consisted of $4,030,072 of fixed-rate debt and $317,131 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2008, our total debt consisted of $4,110,495 of fixed-rate debt and $517,107 of variable-rate debt.

We maintain a DRP, subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2009, solely to modify the purchase price.  Thus, on or after March 1, 2009, additional shares of our stock purchased under the DRP have been purchased at a price of $8.50 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price. Prior to this change on March 1, 2009, participants were able to acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share.  As of September 30, 2009, we had issued 65,503 shares pursuant to the DRP for an aggregate amount of $637,847.

We maintain our line of credit agreement with a syndicate of financial institutions (our “Line Lenders”).  While not a significant component of our capital structure, the credit agreement provides for borrowings of $200,000 as amended, as described below, if certain financial covenants are maintained and a maturity date of October 14, 2010, with a one-year extension option.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our Line Lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

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

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  In addition to the eight properties that were included in the initial collateral pool, we added three more properties and, at September 30, 2009, the total value of the retail assets in the collateral pool was approximately $236,910.  As of September 30, 2009, we believe we were in compliance with all financial covenants, as amended.  The outstanding balance on the line of credit at September 30, 2009 and December 31, 2008 was $187,000 and $225,000, respectively.

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

We previously entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we owned or planned to purchase in the future.  We had outstanding interest rate lock deposits under an agreement that locked only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locked the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and could have been converted into full rate locks upon allocation of properties.  The carrying value of the rate lock deposits as of December 31, 2008 was $1,220. During 2009, we were not required to make additional rate lock deposits and on August 5, 2009, we terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

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

Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2009 and 2008

Cash Flows from Operating Activities

Cash flows provided by operating activities were $203,963 and $267,477 for the nine months ended September 30, 2009 and 2008, respectively, which consists primarily of net income from property operations, plus non-cash changes for depreciation and amortization and provision for impairment of investment properties, marketable securities and notes receivable.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $161,200 and $(123,266), respectively, for the nine months ended September 30, 2009 and 2008.  Of these amounts, $32,661 and $94,550 were used for acquisition of new properties and earnouts at existing properties and $14,491 and $56,154 were used for existing developments projects during the nine months ended September 30, 2009 and 2008, respectively.  During the nine months ended September 30, 2009, we sold four properties which resulted in sales proceeds of $117,316.  In addition, during the nine months ended September 30, 2009 and 2008, we purchased marketable securities of $190 and $28,396, respectively, and sold marketable securities of $124,340 and $25,198, respectively.

We will attempt to dispose of select non-core assets during the remainder of 2009.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $300,604 and $61,347, respectively, for the nine months ended September 30, 2009 and 2008.  We paid none and $173,398 for shares repurchased through the SRP for the nine months ended September 30, 2009 and 2008, respectively.  We also (used)/generated $(202,645) and $240,185 for the nine months ended September 30, 2009 and 2008, respectively, related to proceeds from new mortgages secured by our properties, an unsecured line of credit and other financings, net of principal payments, payoffs and the payment and refund of fees and deposits.  During the nine months ended September 30, 2009 and 2008, we also used $56,340 and $12,815, respectively, through the net purchase of securities on margin.  We paid $40,548 and $116,306 in distributions, net of distributions reinvested through DRP, to our shareholders for the nine months ended September 30, 2009 and 2008, respectively.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of September 30, 2009, based on pro-forma leasing rates, we may pay as much as $10,188 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement, one secured installment note and two other installment note agreements, two of which were impaired as of September 30, 2009, in which we have committed to fund up to a total of $8,680, excluding the impaired note agreements.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2009 and December 31, 2008 was $8,342 and $25,715, net of allowances of $17,622 and $300, respectively.  We are not required to fund any additional amounts on these loans as all four of the agreements are non-revolving and all fundings have occurred.

We guarantee a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of September 30, 2009, the amount guaranteed by us was $19,130; however, as these guarantees are with consolidated entities, the potential liability associated with these guarantees has not been recorded.

As of September 30, 2009, we had seven irrevocable letters of credit outstanding for security in mortgage loan arrangements, mostly relating to loan fundings against earnout spaces at certain properties.  Once we pay the remaining portion of the purchase price for these properties and meet certain occupancy requirements, the letters of credit will be released.  There were also two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance.  There is one letter of credit for each of the policy years for the years ended December 31, 2008 and 2007, and they will remain outstanding until all claims from the relative policy year are closed.  There were also three letters of credit relating to two development projects as security for utilities and completion.  The balance of outstanding letters of credit at September 30, 2009 was $14,826, and none have been drawn upon.

We previously entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we owned or planned to purchase in the future.  We had outstanding interest rate lock deposits under an agreement that locked only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locked the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and could have been converted into full rate locks upon allocation of properties.  The carrying value of the rate lock deposits as of December 31, 2008 was $1,220. During 2009, we were not required to make additional rate lock deposits and on August 5, 2009, we terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

Subsequent Events

During the period from October 1, 2009 through November 11, 2009, which is the date of this 10-Q filing, we:

•

issued 579 additional shares of common stock through the DRP resulting in a total of 481,743 of common stock outstanding at November 10, 2009;

•

paid distributions of $12,029, representing $0.025 per share, to shareholders in October 2009 for the quarter ended September 30, 2009;

•

paid $500 to our partner in a consolidated development joint venture in full redemption of its interest;

•

funded additional capital of $475 on one existing unconsolidated development joint venture;

•

closed on the sale of one single-user retail building of approximately 149,700 square feet, located in Jonesboro, Arkansas, with a sales price of $9,400, which resulted in the repayment of debt of $6,089 and net proceeds of $2,994;

•

closed on the sale of a multi-tenant property of approximately 185,000 square feet, located in Santa Clara, California, with a sales price of $90,525, which resulted in net sales proceeds of $34,119.  The buyer assumed the mortgage payable of $52,800;

•

closed on the sale of a portion of a multi-tenant property located in Kingsport, Tennessee, consisting of approximately 6,700 square feet, with a sales price of $1,110, which resulted in net sales proceeds of $1,001, $1,000 of which is being held by the lender as additional collateral;

•

closed on the sale of one single-user retail building of approximately 57,200 square feet, located in Wilmington, North Carolina, with a sales price of $5,400, which resulted in the repayment of debt of $3,960 and net proceeds of $1,270;

•

had $26,551 of construction loans that had matured as of September 30, 2009, $20,694 of which was modified and extended on October 30, 2009, to a new maturity date of August 31, 2012, and $5,857 of which we are currently in the process of negotiating an extension;

•

obtained mortgage payable proceeds of $114,775 and made mortgage payable repayments of $157,819.  The new mortgages payable have interest rates ranging from 7.00% to 7.85% and maturities from three to five years. The stated interest rates of the loans repaid ranged from 4.13% to 5.28%;

•

had $215,761 of mortgage loans that had matured as of September 30, 2009, $5,365 of which was refinanced on October 1, 2009, $6,089 of which was repaid as part of the sale of the property on October 9, 2009, $2,201 of which was repaid and $57,399 of which was extended on November 5, 2009 to a new maturity date of December 31, 2009, and the remaining $144,707 of which we are in the process of negotiating extensions , and

•

paid down $50,000 on the line of credit.

On October 13, 2009, we announced the resignation of our Chief Executive Officer and President, Michael J. O’Hanlon, and the appointment of Steven P. Grimes to serve as our Chief Executive Officer, President, Chief Financial Officer and Treasurer.  We entered into a Separation Agreement and General Release with Mr. O’Hanlon, which will be accounted for in the fourth quarter of 2009.

On October 13, 2009, under our Independent Director Stock Option Plan, each non-employee, non-related party, director was granted an option to acquire an additional five thousand shares.

On October 16, 2009, all of the held for sale criteria were met for an approximately 100,400 square foot single-user office property located in Cupertino, California.  As a result, depreciation was suspended on the related assets, including amortization for tenant improvements and acquired in-place leases as of that date.

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

We previously entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties we owned or planned to purchase in the future.  We had outstanding interest rate lock deposits under an agreement that locked only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locked the Treasury portion at a rate of 5.582% on

$85,000 in notional amounts, and could have been converted into full rate locks upon allocation of properties.  The carrying value of the rate lock deposits as of December 31, 2008 was $1,220. During 2009, we were not required to make additional rate lock deposits and on August 5, 2009, we terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

With regard to variable-rate financing, we assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  We maintain risk management control systems to monitor interest rate cash flow risk attributable to both of our outstanding or forecasted debt obligations as well as our potential offsetting hedge positions.  The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

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

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $122,022 higher than its fair value as of September 30, 2009.

We had $317,131 of variable-rate debt with a weighted average interest rate of 4.72% as of September 30, 2009.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of September 30, 2009, interest expense would increase by approximately $3,171 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $24,831 and $102,004 for the nine months ended September 30, 2009 and 2008, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has started to recover, we have been able to sell marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover in 2009, we could take additional other-than-temporary impairments, which could be material to our operations.

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

As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer, President, Chief Financial Officer and Treasurer and our Chief Accounting Officer of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, our Chief Executive Officer, President, Chief Financial Officer and Treasurer and our Chief Accounting Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer, President, Chief Financial Officer and Treasurer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2009 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Accounting Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1

Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer and Chief Accounting Officer pursuant to rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	November 11, 2009

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	November 11, 2009