Form 10-K
period 2009-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2010-02-26
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). .     Yes   ☐         No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	☐

Non-accelerated filer	[X]	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of June 30, 2009 the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $3,802,270,522, assuming a market value of $8.50 per share.

As of February 23, 2010, there were 482,480,810 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                               PART I

Item 1.  Business

1

Item 1A. Risk Factors

7

Item 1B.  Unresolved Staff Comments

18

Item 2. Properties

18

Item 3.  Legal Proceedings

19

Item 4. Submission of Matters to a Vote of Security Holders

20

                                                                               PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities

20

Item 6. Selected Financial Data

23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

24

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

52

Item 8.  Consolidated Financial Statements and Supplementary Data

54

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

121

Item 9A.  Controls and Procedures

121

Item 9B.  Other Information

121

                                                                               PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

122

Item 11.  Executive Compensation

128

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
Shareholder Matters

136

Item 13.   Certain Relationships and Related Transactions

137

Item 14.   Principal Accounting Fees and Services

139

                                                                               PART IV

Item 15.  Exhibits and Financial Statement Schedules

140

SIGNATURES

147

i

PART I

Item 1.  Business

General

Inland Western Retail Real Estate Trust, Inc. is a self-managed real estate investment trust (REIT) that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2009, our portfolio consisted of 299 consolidated operating properties, of which 242 properties are wholly-owned by us, including one property classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties), and 57 properties in three joint ventures in which we own between 50% and 99.5% (the consolidated joint venture operating properties); as well as interests in 11 other operating properties in two joint ventures that we do not consolidate in which we own between 20% and 96%.  We have also invested in six consolidated development properties, of which one property is wholly-owned by us and five properties in five joint ventures in which we own between 22% and 75%; as well as interests in five other development properties in one joint venture referred to above that we do not consolidate in which we own 96%.

In this report, all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries including consolidated and unconsolidated joint ventures.  All amounts in this Form 10-K are stated in thousands with the exception of per share amounts, square foot amounts, per square foot amounts, number of properties, number of states, number of leases and number of employees.

The properties in our portfolio are located in 38 states.  At December 31, 2009, our wholly-owned and consolidated joint venture operating portfolio consisted of 183 multi-tenant shopping centers and 116 free-standing single-user properties of which 102 are net lease properties.  A net lease property is one which is leased to a tenant who is responsible for the base rent and all costs and expenses associated with their occupancy including property taxes, insurance and repairs and maintenance.  The portfolio contains an aggregate of approximately 44,496,000 square feet of gross leasable area, or GLA, of which approximately 86% of the GLA was physically leased at December 31, 2009.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized portfolio rental revenue as of December 31, 2009, approximately 65% was generated by anchor or credit tenants.  The term “credit tenant” is subjective and we apply the term to tenants who we believe have a substantial net worth.

Business and Operating Strategies

Our goal is to maximize the possible return to our shareholders through the acquisition, development, redevelopment, creation of strategic joint ventures and management of related properties consisting of lifestyle, power, neighborhood and community multi-tenant shopping centers and single-user net lease properties.  We seek to provide an attractive return to our shareholders by taking advantage of our presence in many markets.  We believe we are able to accommodate the growth needs of tenants who are interested in working with one landlord in multiple locations.  Because of our focused acquisition strategy, we possess large amounts of retail space in certain markets, thus allowing us to lease and re-lease space at favorable rental rates.  We focus on the needs and problems facing our tenants, so we can provide solutions whenever possible.  Because of our size, we enjoy the benefits of purchasing goods and services in large quantities, thus resulting, we believe, in cost savings and improved efficiency.

The retail and real estate markets have been significantly impacted by the continued deterioration of the global credit markets and other macro economic factors including, among others, rising unemployment and a decline in consumer confidence leading to a decline in consumer spending.  Although a majority of our tenants (in particular, the anchor tenants) remain in relatively strong financial standing, the current economic environment has resulted in tenant bankruptcies affecting our real estate portfolio, including Mervyns, Linens ‘n Things and Circuit City, which occurred primarily in the fourth quarter of 2008 and first quarter of 2009.  In addition, certain other tenants may be experiencing financial difficulties.  The decrease in occupancy and the projected timing associated with re-leasing these vacated spaces has resulted in downward pressure on our 2009 operating results.  The reduced occupancy will likely have a negative impact on our consolidated cash flows, results of operations and financial position until an increase in occupancy is achieved.  Offsetting some of the current challenges within the retail environment, we have a low administrative cost relative to other retail REITs and historical averages, as well as a diversified tenant base with no one tenant exceeding

3.0% of total annualized revenues.  Significant tenants and “shadow” anchors include Target, Lowe’s Home Improvement, Home Depot, Wal-Mart, Best Buy, Kohl’s, T.J. Maxx, Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all of which we consider to be credit tenants.

Current Strategies

It is our current strategy to have access to the capital resources necessary to manage our balance sheet, to repay upcoming debt maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, we have been executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with our intention to operate with a conservative debt capitalization policy.  Our other sources of capital include proceeds from sales of developed and non-core assets; proceeds from the sales of securities in our marketable securities portfolio and existing unrestricted cash balances.  In addition, we are focused on controlling operating expenses and deferring certain discretionary capital expenditures and have reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  We will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.

For the year ended December 31, 2009, we have refinanced $1,034,462 of maturing debt through new mortgage financing and principal paydowns, repaid an additional $70,242 and retired $208,552 of maturing debt through asset sales.  As of December 31, 2009, we had $187,437 of mortgages payable that had matured.  Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing.  In addition, we have made principal payments of $305 related to these mortgages payable and are in extension negotiations for the remaining $58,747.  As of December 31, 2009, we had $968,947 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in 2010.  Of this amount, we have subsequently made mortgage payable repayments of $10,128.  We also have $469,741 of mortgages payable under application or commitment, subject to customary lender due diligence, with $96,925 of existing commitment proceeds remaining to be allocated.  We are in the process of allocating the remaining commitments, marketing, planning to seek extensions or planning to sell properties relating to the remaining $489,078 of 2010 maturities, which are primarily maturing in the latter half of the year.  Financing highlights from 2009 and 2010 year-to-date include:

•

$140,149 life insurance company mortgage refinancing through new mortgage financing and principal paydowns, extending certain 2009 and 2010 debt maturities through 2014;

•

$625,000 proceeds from a 10-year CMBS securitized loan sold by JP Morgan Chase, extending certain debt maturities through 2019;

•

$236,115 refinanced through individual loan refinancing, and

•

$300,000 and $111,150 forward loan commitments, subject to customary lender due diligence, which expire on March 31, 2010 and March 11, 2010, which are expected to be the loan funding dates, respectively, to be used to refinance 2010 debt maturities.

As a result of the above efforts, we were able to reduce our outstanding debt by $517,577 during 2009.

Our current business plan indicates that we will be able to operate in compliance with our loan covenants under our secured line of credit agreement as amended in April 2009 (see Note 10 to the consolidated financial statements), in 2010 and beyond, if we elect to extend the credit agreement upon its original maturity in October 2010 in accordance with the agreement.  In light of current economic conditions, we may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations of the remaining 2010 debt maturities, which may cause an acceleration of our secured line of credit and trigger remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

We remain committed to managing and minimizing discretionary operating expenses and capital expenditures and raising the necessary debt capital and, to a lesser extent, equity capital to maximize our liquidity with little dilution to our shareholders.  In 2009, we implemented several steps in addition to our refinancing efforts integral to the successful execution of our plans to reduce leverage through a combination of capital retention and sales of non-core asset sales.  We were able to reduce leverage and repay outstanding borrowings on our credit facility utilizing funds retained from implementing the following strategies:

•

Change to our distribution policy and suspension of our Share Repurchase Program (SRP) – Our strategy to retain capital, was to limit our distribution to an amount closer to the minimum required to maintain our REIT status.  The changes in our distribution policy and the suspension of our SRP resulted in $117,414 and $227,156, respectively, of additional available cash flow in 2009 when compared to 2008, which has been applied primarily to reduce outstanding debt.

•

Asset Sales - We sold eight properties aggregating 1,579,000 square feet during 2009 for a total price of $338,057 and net proceeds of approximately $123,944 were applied primarily to reduce outstanding debt.  Additionally, upon sale of the assets, debt was extinguished resulting in a further reduction of leverage by approximately $208,552.  We are also currently in various stages of discussions with third parties for the sale of additional non-core assets.  Highlights of 2009 asset sales include:

172,400 square foot lifestyle center in Larkspur, California;

185,200 square foot corporate headquarters of Computershare in Canton, Massachusetts;

395,800 square foot office building fully leased to American Express in Salt Lake City, Utah;

389,400 square foot office building fully leased to American Express in Greensboro, North Carolina, and

185,000 square foot data center located in Santa Clara, California.

We believe we have made considerable progress in implementing the steps necessary to address our strategy to reduce leverage with minimal dilution to our shareholders while continuing to comply with our covenants and repay or refinance debt maturities as they become due.  However, there can be no assurance that we will be able to do so.

In tandem with our debt refinancing and deleveraging strategy, we remain focused on managing occupancy.  During 2009, we signed over 760 leases, including new leases and renewals, for a total of approximately 4,209,000 square feet.  Rental rates have generally been less than the previous rental rates, however, the rental rate spread continues to stabilize.  At the beginning of 2009, we had 3,210,000 square feet of vacant retail space specifically related to the bankruptcies of three national tenants – Circuit City, Linens ‘n Things and Mervyns.  We made significant progress re-leasing these vacancies throughout 2009 and into 2010, including:

•

962,000 square feet re-leased to national tenants whom we consider to be credit tenants, such as T.J. Maxx, Ross Dress for Less, Burlington Coat Factory, Best Buy and Kohl’s;

•

956,000 square feet is in active lease negotiations with signed letters of intent, and

•

605,000 square feet in active negotiations with identified tenants over terms of a letter of intent.

In aggregate, we have addressed or are actively addressing 78.6% of the total square footage of former Linens ‘n Things, Mervyns and Circuit City space.  Stated another way, we have addressed or are addressing:

•

21 out of 25 Linens ‘n Things vacancies;

•

19 out of 25 Mervyns vacancies, and

•

14 out of 18 Circuit City vacancies.

Ongoing Strategies

Asset Management Strategies

We own interests in approximately 46,938,000 square feet of GLA, of which approximately 44,496,000 square feet is consolidated, therefore, asset management of our properties is a key element of our operating strategy.  To achieve our goals, our asset management philosophy includes the following:

•

employ experienced, well-trained property managers, leasing agents and collection personnel;

•

actively manage costs and minimize operating expenses by centralizing management, leasing, marketing, financing, accounting, renovation and data processing activities;

•

improve rental income and cash flow by aggressively marketing rentable space and pursuing timely collection of outstanding tenant receivables;

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

Financing Strategies

We will, in some instances, incur indebtedness to acquire properties.  Overall, our borrowings have been approximately 50% to 60% of the cost of each property.  Our articles of incorporation provide that the aggregate amount of borrowing, in relation to our net assets, shall not, in the absence of a satisfactory showing that a higher level of borrowing is appropriate, exceed 300% of net assets.  We attempt to employ financing strategies to take advantage of trends we anticipate with regard to interest rates. One such strategy is if we believe interest rates will decline over a period of time, we may use variable rate financing with the option to fix the rate at a later date.  In other instances, we may elect not to place individual permanent debt on each acquisition.  Such decisions are made on an individual basis and are influenced by the availability of cash on hand and our evaluation of the future trend of interest rates.

Acquisition Strategies

As management focuses on improving occupancy within our existing portfolio, we continue to remain open to opportunistic property acquisitions that meet our investment objectives.  We intend to maintain a diverse (by geographical location and type and size) portfolio of real estate primarily improved for use as retail centers.  The retail centers we have and expect to continue to acquire are located throughout the United States.

During the acquisition process, to ascertain the value of an investment property, we take into consideration many factors which require difficult, subjective and complex judgments to be made.  These judgments require us to make assumptions when valuing each investment property.  Such assumptions include projecting vacancy rates, rental rates, property operating expenses, capital expenditures and debt financing rates, among other assumptions.  The capitalization rate is also a significant driving factor in determining the property valuation which requires judgment of factors such as market knowledge, historical experience, length of leases, tenant financial strength, economy, demographics, environment, property location, visibility, age and physical condition, and investor return requirements, among others.  Furthermore, at the acquisition date, we require that every property acquired is supported by an independent appraisal.  All of these factors are taken as a whole in determining the valuation of a given property.

Key elements of our acquisition strategy include:

•

selectively acquiring diversified and well-located properties of the type described above;

•

obtaining mortgage financing concurrently or subsequent to the purchase.  We may, however, acquire properties subject to existing indebtedness if we believe this is in our best interest, and

•

diversifying geographically by acquiring properties located primarily in major consolidated metropolitan statistical areas, in order to minimize the potential adverse impact of economic downturns in certain markets.

Operating Joint Ventures

We are focused on minimizing dilution to our shareholders, however, we may seek to obtain additional capital through the strategic formation of joint ventures in a matter consistent with our intention to operate with a conservative debt capitalization policy.

On November 29, 2009, we formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by us, and therefore consolidated, has an aggregate of $1,040,665 in total assets and will continue to be managed and operated by us.  Inland Equity is a newly-formed LLC owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of our common stock, and Robert D. Parks, who is the Chairman of our Board and affiliates of The Inland Real Estate Group, Inc.

Effective April 27, 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement we are to contribute 20% of the equity and our joint venture partner is to contribute 80% of the equity, up to a total $500,000.  The joint venture may acquire assets using equity contributions and leverage up to $1,000,000.  As of December 31, 2009, we had contributed approximately $29,500 and may, at our discretion, contribute the remaining $70,500 in the next year.  As of December 31, 2009, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.

Development Joint Ventures

Our development joint venture program involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 of equity in future developments, $9,097 of which was committed as of December 31, 2009.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best return and if that involves a sale of the developed property, at which time, we will share in the proceeds realized upon the consummation of a sale.  As of December 31, 2009, we have contributed $79,464 of equity to six development joint ventures.

Given the current economic conditions, we have made the decision to put any ongoing pursuit of additional development projects on hold and focus on the completion of our current development properties and improvement of our existing portfolio.

Our consolidated joint ventures have the following projects under development:

Of the four construction loans related to our consolidated joint venture developments, two of the loans related to Parkway Towne Crossing and Wheatland Towne Crossing matured during the third quarter of 2009, both of which were extended as of December 31, 2009 as described below.  The loan related to Lake Mead Crossing matured during the fourth quarter of 2009, for which we obtained an extension through March 15, 2010.  We are in active negotiations with the respective lender to modify this construction loan which would require a partial pay down of principal and no additional funding by the lender.  All tenant improvements and capital expenditures necessary to complete this project would be required to be funded through equity contributions to the joint venture.

On October 30, 2009, we entered into a modification and extension agreement on the Parkway Towne Crossing construction loan that matured during the third quarter of 2009.  As a result of this modification, the maturity date of the loan was extended to August 2012.  In addition, our guaranty of the construction loan increased from 25% to 35% of the outstanding principal balance.  Concurrently, we were assigned an additional 50% interest from our partner in the joint venture, bringing our total interest in the joint venture to 75%.

On December 10, 2009, we entered into a modification and extension agreement on the Wheatland Towne Crossing construction loan that matured during the third quarter of 2009.  As a result of this modification, the maturity date of the loan was extended to September 2011.  In addition, our guaranty of the construction loan increased from 15% to 50% of the outstanding principal balance.  Concurrently, we were assigned an additional 50% interest from our partner in the joint venture, bringing our total interest in the joint venture to 75%.

On December 1, 2009, we were notified by the lender for Green Valley Crossing that they stopped funding and made a demand for payment.  On January 15, 2010, the joint venture filed suit against the lender (as well as the financial institution that acquired it) seeking, among other things, a declaratory judgment that the lender acted improperly.  As this legal matter progresses, equity contributions may be required in order to continue the development of this project.

Our unconsolidated development joint venture has the following project under development:

On January 6, 2010, we entered into a modification and extension agreement on the construction loan related to our unconsolidated development joint venture. As a result of this modification, the maturity date of the loan was extended to September 2014.  In addition, the modification agreement resulted in forgiveness of debt of $3,897, which reduced construction loans payable.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code, beginning with our taxable year ending December 31, 2003, and believe we have qualified as a REIT since such election.  Provided that we qualify for taxation as a REIT, we generally will not be subject to federal income tax on REIT taxable income that is distributed to shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property, or net worth and to federal income and excise taxes on our undistributed income.  We have one wholly-owned consolidated subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.

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

Employees

As of December 31, 2009, we had 262 employees.

Access to Company Information

We electronically file our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and proxy statements with the U.S. Securities and Exchange Commission, or SEC.  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800)SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

We make available, free of charge, through our website and by responding to requests addressed to our investor relations group, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and proxy statements.  These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.inland-western.com.  The information contained on our website, or other websites linked to our website, is not part of this document.

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

The ongoing market disruptions may adversely affect our operating results and financial condition.  The global financial markets continue to undergo pervasive and fundamental disruptions.  The continuation or intensification of any such volatility may have an adverse impact on the availability of credit to businesses generally and could lead to an overall further weakening of the United States and global economies.  To the extent that turmoil in the financial markets continues and/or intensifies, it has the potential to materially affect the value of our investment properties and our investment in unconsolidated joint ventures, the availability or the terms of financing that we and our unconsolidated joint ventures have or may anticipate utilizing, the ability of us and our unconsolidated joint ventures to make principal and interest payments on or refinance any outstanding debt when due.  It may also impact the ability of our tenants and potential tenants to enter into new leases or satisfy rental payments under existing leases.  The current market disruption could also affect our operating results and financial condition as follows:

•

Debt and equity markets.  Our results of operations are sensitive to the volatility of the credit markets.  The commercial real estate debt markets are currently experiencing volatility as a result of certain factors, including the tightening of underwriting standards by lenders and the significant inventory of unsold collateralized mortgage backed securities in the market.  Credit spreads for major sources of capital have widened significantly as investors have demanded a higher risk premium.  This results in lenders increasing the cost for debt financing.  Should the overall cost of borrowings continue to increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of our acquisitions, operations, developments and dispositions.  This may result in lower overall economic returns and reduce cash flow available for distribution, which could potentially impact our ability to make distributions to our shareholders and to comply with certain debt covenants that are based on available cash.  In addition, the recent dislocations in the debt markets have reduced the amount of capital that is available to finance real estate, which, in turn, (i) will no longer allow real estate investors to rely on capitalization rate compression to generate returns (ii) has slowed real estate transaction activity and (iii) may result in an inability to refinance debt as it becomes due, all of which may reasonably be expected to have a material impact on revenues or income from the acquisition and operations of real properties and mortgage loans.  In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets and impact our ability to raise equity capital both for our own operations and for our current or future unconsolidated joint ventures.

•

Valuations.  The recent market volatility will likely make the valuation of our investment properties and those of our unconsolidated joint ventures more difficult.  There may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investments in our unconsolidated joint ventures and we may be required to recognize an impairment charge, which will reduce our reported earnings.  Specifically, during the year ended December 31, 2009, we have taken approximately $64,700 in impairment charges against our investment properties and $24,831 in impairment charges against our marketable securities portfolio, both of which were taken due to the uncertainty of valuations in the current volatile marketplace.  In addition, other factors contributed to investment property impairment charges including significant declines in occupancy and tenant bankruptcies.  We also have recorded approximately $9,062 of impairment charges through our equity in loss of unconsolidated joint ventures.  In addition, any decline in value of our properties and those of our unconsolidated joint ventures could reduce the proceeds we are able to obtain through refinance, which may result in required pay down of principal.

•

Occupancy.  The condition of the current economy has put pressure on not only us, but our tenants and potential tenants as well.  As a result, occupancy across the United States is down from historical averages creating significant available GLA.  In order to attract larger, credit tenants to our properties, we may have to incur significant tenant improvements, other capital expenditures or less favorable rental rates as we focus on stabilizing our existing portfolio, which would reduce our available cash flow.

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

If a property is mortgaged to secure payment of indebtedness and we cannot make the mortgage maturity payments, or are unsuccessful in obtaining an extension, we may decide to surrender the property to the lender with a consequent loss of any prospective income and equity value from such property.  Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2009, we had guaranteed $107,000 and $60,543 of the outstanding secured line of credit and mortgages payable, respectively.  The majority of our mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as, reserves for taxes, insurance, and certain other costs.  Any of these risks can place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.

Our financial condition could be adversely affected by financial covenants under our credit or other debt agreements.  Our credit agreement contains certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios, as well as limitations on our ability to incur secured indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service issued thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when due any other of our indebtedness.  These covenants could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial return to our shareholders.  In addition, a breach of these covenants could cause a default and accelerate payment of advances under the credit agreement, which could have a material adverse effect on our financial condition.

On December 1, 2009, as part of the debt refinancing transaction of IW JV, (see Note 1 to the consolidated financial statements) we entered into a cash management agreement with the lender that requires all rents and other revenues to be deposited directly into a lockbox account established by the lender. In the event of a default, as defined, or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow, as defined, be held in a reserve account by lender as additional security and not disbursed to us until the earlier of a cash sweep event cure, as defined, or the repayment of the mortgage loan, senior mezzanine note and junior mezzanine note. As of December 31, 2009, we were in compliance with the terms of the cash management agreement.

Our current business plans indicate that we will be able to operate in compliance with our financial covenants under our credit agreement in 2010 and beyond if the maturity of our credit agreement is extended for one year from its original maturity date of October 2010, as permitted by the agreement.  Our current business plans also indicate that we will be able to operate in compliance with the cash management agreement described above.  The dislocation in the global credit markets that occurred in 2008 and 2009 has significantly impacted our projected cash flows and our financial position and effective leverage.  If there is a continued decline in the retail and real estate industries and a decline in consumer confidence leading to a decline in consumer spending and/or we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement.  These facts and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

In an attempt to address the risks associated with the debt and equity capital markets, valuations, and conditions under our credit agreement, our board of directors made the decision to suspend our share repurchase program and approved a 2009 dividend policy that will maximize our cash flow, while still adhering to REIT payout requirements.  Our dividend policy may result in a reduction in the level of dividend payouts going forward.  The board of directors approved to move our cash distribution payment from a monthly basis to a quarterly basis.  We intend to continue to comply with our REIT distribution requirements and distribute no less than 90% of our taxable income.

We are vulnerable to changes in the business and financial condition of retailers or demand for our space.  The retail shopping sector has been adversely affected by economic conditions, as well as the competitive nature of the retail business and the competition for market share where stronger retailers have out-positioned some of the weaker retailers.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  As information becomes available regarding the status of our leases with tenants in financial distress or their future plans for these spaces change, we may be required to write off and/or accelerate depreciation and amortization expense associated with a significant portion of the tenant improvements and lease intangibles in future periods.  Our income and ability to meet our financial obligations could also be adversely affected in the event of the bankruptcy, insolvency or significant downturn in the business of one of these tenants or any of our other major tenants.  In addition, our results could be adversely affected if any of these tenants do not renew their leases as they expire.

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

Our share repurchase program is limited thereby reducing the potential liquidity of a shareholders’ investment.  Our board of directors suspended our share repurchase program effective November 19, 2008.  In addition, our amended credit agreement contains a prohibition on redemptions of our common shares until March 31, 2010, at which point this condition will be re-evaluated in combination with other covenants included in the credit agreement.  If reinstated, under our share repurchase program, a maximum of 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year may be repurchased by us.  This limits the number of shares we could purchase.  If reinstated and we subsequently terminate or modify our share repurchase program or if we do not have sufficient funds available to repurchase all shares that our shareholders request to repurchase, then our shareholders’ ability to liquidate their shares will be further diminished.

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

Our investment in marketable securities has, and may in the future, negatively impact our results.  Our investment in marketable securities consists of preferred and common stock which are classified as available-for-sale and recorded at fair value.  We have recognized other-than-temporary losses related to our investment in these securities primarily as a result of the severity of the decline in market value and the length of time over which these securities had experienced such declines.  As the equity market has started to recover, we have been able to sell marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover, we could take additional other-than-temporary impairments, which could be material to our operations.

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

The value of our stock may be negatively impacted if:

•

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

•

our financial condition and ability to make distributions is adversely affected by the bankruptcy or insolvency, a downturn in the business, or lease termination of a tenant that occupies a large area of the retail center (commonly referred to as an anchor tenant), as well as co-tenancy provisions that may be triggered by an anchor tenant vacancy.  Any anchor tenant, a tenant that is an anchor tenant at more than one retail center, or a tenant of any of the single-user net lease properties may become insolvent, may suffer a downturn in business, or may decide not to renew its lease.  Any of these events would result in a reduction or cessation in rental payments to us and would adversely affect our financial condition.  A lease termination by an anchor tenant could result in lease terminations or reductions in rent by other tenants whose leases permit cancellation or rent reduction if an anchor tenant's lease is terminated.  In certain properties where there are large tenants, other tenants may have a co-tenancy provision within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.  In such event, we may be unable to re-lease the vacated space.  If we are unable to re-lease the vacated space to a new anchor tenant, we may incur additional expenses in order to remodel the space to be able to re-lease the space to more than one tenant.  Similarly, the leases of some anchor tenants may permit the anchor tenant to transfer its lease to another retailer.  The transfer to a new anchor tenant could cause customer traffic in the retail center to decrease and thereby reduce the income generated by that retail center.  A transfer of a lease to a new anchor tenant could also allow other tenants to make reduced rental payments or to terminate their leases at the retail center.

•

a tenant files for bankruptcy, we may be unable to collect balances due under relevant leases.  Any or all of the tenant’s or a guarantor of a tenant's lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy rents from these entities or their properties, unless we receive an enabling order from the bankruptcy court.  Post-bankruptcy rents are to be paid currently.  If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full.  If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages.  If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.  A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.  Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distributions to our shareholders.  In the event of a bankruptcy, we cannot assure our shareholders that the tenant or its trustee will assume our lease.  If a given lease is not assumed, our cash flow and the amounts available for distributions to our shareholders may be adversely affected.  The effects of recent tenant bankruptcies have triggered some co-tenancy clauses in certain other tenant leases. If an appropriate replacement tenant is not found within the allotted period of time, as an example 12 months, the co-tenancy provisions permit certain of these tenants to reduce their annual rents or terminate their lease.  The reduction in cash flow from the bankrupt tenants and tenants exercising their co-tenancy clauses may have a material impact on our consolidated financial statements.

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

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us with higher interest rates on new debt and our existing variable rate debt.

The objectives of our partners in joint ventures may conflict with our objectives.  We have made and may continue to make investments in joint ventures or other partnership arrangements between us and our joint venture partners.  Investments in joint ventures which own real properties may involve risks otherwise not present when we purchase real properties directly.  For example, our partners may file for bankruptcy protection, may have economic or business interests or goals which are inconsistent with our interests or goals, or may take actions contrary to our instructions, requests, policies or objectives.  Among other things, actions by partners might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences.

Real estate related taxes may increase and if these increases are not passed on to tenants, our net income will be reduced.  Some local real property tax assessors reassess our properties as a result of our acquisition of the property.  Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors.   An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property.  Although some leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis.  Increases not passed through to the tenants will adversely affect our net income, cash available for distributions and the amount of distributions to our shareholders.

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

Development joint venture projects may expose us to greater risks than those associated with the acquisition of operating properties.  We have entered into development joint venture arrangements with unaffiliated developers for the construction of shopping centers.  Development joint ventures include risks which are different and, in most cases, greater than the risks associated with our acquisition of fully developed and operating properties.  These development risks are in addition to general market risks and may include a completion of construction and principal guaranty from us to the construction lender and customary construction risks for circumstances beyond our reasonable control including, but not limited to, zoning risks and additional entitlement risks from the jurisdiction where the properties are located, leasing risks and construction delays.

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

Some of our properties are subject to potential natural or other disasters.  A number of our properties are located in areas which are subject to natural disasters.  In addition, many of our properties are located in coastal regions, and would therefore be effected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

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

Financing Risks

We incur mortgage indebtedness and other borrowings, which reduce the funds available for distribution and increase the risk of loss since defaults may result in foreclosure.  In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.  We incur or increase our mortgage debt by obtaining loans secured by our real properties to obtain funds to acquire additional real properties.  We may also borrow funds, if necessary, to satisfy the requirement that we distribute to our shareholders as dividends at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.  Currently, our aggregate borrowings secured by our properties are approximately 55% of the properties’ aggregate purchase prices.

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

We may not be able to obtain capital to make investments.  We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Code for a REIT generally is that it distribute its net capital gains or pay tax on 100% of its undistributed capital gains and distribute at least 90% of its ordinary taxable income to its shareholders.  Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general.  We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time.  Based on current market conditions, financing might not be available on acceptable terms.

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

Our substantial indebtedness could adversely affect our financial health and operating flexibility.  We have a substantial amount of indebtedness.  As of December 31, 2009, we had an aggregate consolidated indebtedness outstanding of $4,110,985.  Aggregate indebtedness included $107,000 of secured, recourse indebtedness to us and $50,360 unsecured, non-recourse indebtedness to us, while $3,953,625 was secured by our properties and our equity interest in the entity owning the IW JV investment properties.  A majority of the secured indebtedness is non-recourse to us.  As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

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

The terms of our secured recourse credit agreement obtained in 2007 and amended in 2009, and certain other debt agreements, require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage, net worth and restricts our ability to incur recourse indebtedness.

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

We may have to reduce or eliminate our dividend.  In the event we are unable to refinance our debt on acceptable terms, we will be required to repay such debt or pay higher debt service costs in connection with less attractive financing terms.  In order to obtain the necessary cash for such payments, we may be compelled to take a number of actions, including the reduction or elimination of our dividend payments.   Our amended credit agreement limits the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

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

In certain circumstances, we may be subject to federal, state and local taxes.  Even if we qualify and maintain our status as a REIT, we may become subject to federal, state and local taxes as a REIT, which would reduce our cash available to pay distributions.  For example, if we have net income from a “prohibited transaction,” such income will be subject to a 100% tax as defined in the REIT tax rules.  We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs.  We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income.  In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly.  However, shareholders that are tax-exempt, such as charities or qualified pension plans, would have to file tax returns to claim a refund of their deemed payment of such tax liability.  In addition, we may also be subject to state and local taxes on our income, property or net worth, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets.  Any federal or state and local taxes paid by us will reduce our cash available for distributions.

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

The annual statement of value for shareholders subject to Employee Retirement Income Security Act (ERISA) and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.   The annual statement of estimated value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.  The annual statement of estimated value is based on the estimated value of each share of common stock based as of the close of our fiscal year.  The board of directors, in part, utilized third party sources and advice in estimating value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided.  We cannot assure that:

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

In order for qualified plans to report account values as required by ERISA, we provide an estimated share value on an annual basis.  As of December 31, 2009, the value for our shares was estimated for ERISA purposes to be $6.85 per share.

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2009, we owned, or consolidated, through separate limited partnerships, limited liability companies, or joint venture agreements a portfolio of 299 operating properties, including one property classified as held for sale on the accompanying consolidated balance sheets, containing an aggregate of approximately 44,496,000 square feet of GLA located in 38 states.  As of December 31, 2009, 288 of the properties in our portfolio and the related tenant leases are pledged as collateral securing mortgage debt of $3,765,200 net of discount of $3,011, which includes debt associated with investment properties held for sale in the amount of $32,670.  In addition, as of December 31, 2009, eleven of the properties in our portfolio and the related tenant leases are pledged as collateral securing our outstanding credit facility of $107,000.  As of December 31, 2009, approximately 86% of our GLA was physically leased and 87% of our GLA was economically leased.  The weighted average GLA occupied was 86% and 89% at December 31, 2009 and 2008, respectively.  The following table provides a summary of the properties in our portfolio at December 31, 2009.  For further details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

The majority of the revenues from our properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to us for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the consolidated statements of operations and other comprehensive loss.

Revenue from certain of our properties depends on the amount of the tenants' sales, making us vulnerable to general economic downturns and other conditions affecting the retail industry.  Some of the leases provide for base rent plus contractual base rent increases.  A number of the leases also include a percentage rent clause for additional rent above the base amount based upon a specified percentage of the sales the tenant generates.  In addition, certain leases contain co-tenancy provisions which could allow for the payment of a reduced rent or percentage rent in lieu of contractual base rent.  During the year ended December 31, 2009, 186 tenants were billed percentage rent.  Under those leases which contain percentage rent clauses, the revenue from tenants may increase or decrease as the sales of the tenant increases or decreases.

Our strategy to mitigate our risk exposure to potential future downturns in the economy includes targeting retailers who serve primarily non-discretionary shopping needs, such as grocers and pharmacies; discount chains that can compete effectively during an economic downturn and national tenants with strong credit ratings who can withstand a downturn.  We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.  Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our acquisition strategy.

The following table lists the top 10 tenants in our portfolio according to the amount of GLA that each occupied at December 31, 2009.

The following table represents an analysis of lease expirations over the next 10 years based on the leases in place at December 31, 2009.

Item 3.  Legal Proceedings

We previously disclosed in our Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to us and our shareholders, in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 12, 2007 (Proxy Statement).  All the defendants, including us, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (Order), the court granted in part the defendants’ motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that our board of directors breached their fiduciary duties to us and our shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by us under the merger agreement was fair to us from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

All the defendants moved to dismiss the Second Amended Complaint, but at a June 4, 2009 hearing, the court denied the motion to dismiss.  All defendants have now answered the Second Amended Complaint, and the court has entered a discovery schedule.  The parties to the lawsuit have engaged in settlement negotiations through a non-binding mediation which is ongoing.  There can be no assurance that the mediation will be successful, that a settlement will be reached or that the matter will be resolved without trial.  We believe the plaintiff’s allegations are without merit and continue to vigorously defend the lawsuit.

In connection with this litigation, we continue to advance legal fees for certain directors and officers and William Blair & Company, LLC as part of our obligations under existing indemnity provisions.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on October 13, 2009 and holders of 260,367,422 shares were present in person or by proxy.  (Share amounts in this item are not stated in thousands.)

(1)

Shareholders voted to approve the following persons to be elected to our board of directors.  The results of the vote are detailed in the following table:

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.  In order for qualified plans to report account values as required by ERISA, we provide an estimated share value on an annual basis. As of December 31, 2009, the annual statement of value for shareholders subject to ERISA was estimated to be $6.85 per share.

The annual statement of value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares. The annual statement of value is based on the estimated value of each share of common stock based as of the close of our fiscal year.  The board of directors, in part, utilized third party sources and advice in estimating value, which reflects, among other things, the impact of the recent adverse trends in the economy and the real estate industry.  Because this is only an estimate, we may subsequently revise any annual valuation that is provided.  We cannot assure that:

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

In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our distribution reinvestment program, or DRP, effective March 1, 2010, solely to modify the purchase price.  Under the DRP, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.  Thus, on or after March 1, 2010, additional shares of our stock purchased under the DRP will be purchased at a price of $6.85 per share.

On October 14, 2008, the board of directors voted to suspend the SRP until further notice, effective November 19, 2008.  However, on October 22, 2008, the 5% limit under the SRP was reached and the SRP was suspended at that time.  If reinstated, under our SRP, a maximum of 5% of the weighted average number of shares of our common stock outstanding during the prior calendar year may be repurchased by us.  This limits the number of shares we could purchase.  Our board of directors also has the ability to reinstate, change, suspend or terminate, at any time, our SRP.

Shareholders

As of December 31, 2009, we had 110,346 shareholders of record.

Distributions

We paid monthly distributions from October 2003 through December 2008, after which we have been paying quarterly distributions.  The table below depicts the taxable distributions and their tax status for each year.

In December 2008, our board of directors amended our shareholder distribution policy so that, beginning in 2009, any distributions declared would occur quarterly as opposed to monthly.  Among other things, the terms of our credit agreement limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

Equity Compensation Plan Information

We have adopted an Amended and Restated Independent Director Stock Option Plan, or the Plan, which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’

meeting.  Generally, these options are granted with an exercise price equal to the fair value of the shares on the date granted and are subject to vesting.  Such options were granted, without registration under the Securities Act of 1933, or the Act, in reliance upon the exemption from registration in Section 4(2) of the Act, as transactions not involving any public offering.  None of such options have been exercised.  Therefore, no shares have been issued in connection with such options.

On October 13, 2009, the Plan was amended to increase the maximum number of shares available for future issuance from 75,000 to 375,000.  Grants made on that date are subject to shareholder approval of the Plan at the next annual meeting of shareholders.

The following table sets forth the following information as of December 31, 2009: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options; (ii) the weighted-average exercise price of such options, and (iii) the number of shares of our commons stock remaining available for future issuance under our equity compensation plans, other than the outstanding options described above.

At our annual shareholders’ meeting held on October 14, 2008, our shareholders voted to approve the establishment of the Equity Compensation Plan, which, subject to certain conditions, authorizes (at the discretion of our board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to our employees in connection with compensation and incentive arrangements that may be established by the board of directors.  At December 31, 2009, no awards under the Equity Compensation Plan have been granted.

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

For the years ended December 31, 2009, 2008, 2007, 2006 and 2005
(Amounts in thousands, except per share amounts)

The selected financial data above should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.  Previously reported selected financial data reflects certain reclassifications to income from discontinued operations as a result of the sale of investment properties in 2009 and one property held for sale as of December 31, 2009.  In addition, on January 1, 2009, we adopted new guidance on noncontrolling interests that required retrospective application, in which all periods presented reflect the necessary changes.

(a)

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.16 per share distribution declared for the year ended December 31, 2009 represented 53% of our funds from operations, or FFO, for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  For the year ended December 31, 2009, $39,293 (or approximately 46% of the $84,953 tax basis distribution in 2009) represented a return of capital.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, our financial condition, decisions by the board of directors to reinvest funds rather than to distribute the funds, our need for capital expenditures, the annual distribution required to maintain REIT status under the Code and other factors the board of directors may deem relevant.

(b)

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our (loss) income from continuing operations as determined under accounting principles generally accepted in the United States (GAAP).  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an

industry trade group, has promulgated a standard known as FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net (loss) income computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization on investment properties including adjustments for unconsolidated joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the years ended December 31, 2009, 2008, and 2007 were $13,735, $67,092, and $11,788, respectively.

The increase in FFO for the year ended December 31, 2009 compared to the same period in 2008 is primarily due to a decrease in non-cash impairment of goodwill of $377,916, a change in non-cash recognized gains (losses) on marketable securities of $178,927 and a decrease in impairment on investment properties of $25,600, partially offset by a decrease in revenues of $46,901, an increase in interest expense of $23,968 and impairment on two notes receivable of $17,322.

(c)

The following table compares cash flows provided by operating activities to distributions declared:

In 2005, the deficiency was funded through payments received under master leases and cash provided from financing activities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “may,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•

our financial condition will be materially adversely affected if we are unable to refinance all or substantially all of our remaining indebtedness which matured in 2009 of $187,437.  We have approximately an additional $968,947 of debt, excluding amortization and liabilities associated with the investment property held for sale, which will mature in 2010;

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of December 31, 2009.  The following discussion and analysis compares the year ended December 2009 to the years ended December 31, 2008 and 2007, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a self-managed REIT that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of December 31, 2009, our portfolio consisted of 299 consolidated operating properties, 242 properties wholly-owned by us, including one property classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties) and 57 properties in three joint ventures (the consolidated joint venture operating properties); and 11 other operating properties in two joint ventures that we do not consolidate.  We have also invested in six consolidated development properties, one property wholly-owned by us and five properties in five joint ventures; and five other development properties in one joint venture referred to above that we do not consolidate.

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

The properties in our portfolio are located in 38 states.  As of December 31, 2009, our wholly-owned and consolidated joint venture operating properties consisted of 183 multi-tenant shopping centers and 116 free-standing, single-user properties of which 102 are net lease properties.  The wholly-owned and consolidated operating property portfolio contains an aggregate of approximately 44,496,000 square feet GLA, of which approximately 86% was physically leased and 87% was economically leased.  The weighted average occupied GLA was 86% and 89% as of December 31, 2009 and 2008, respectively.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized revenue as of December 31, 2009, approximately 65% is generated by anchor or credit tenants, including PetSmart, Bed Bath & Beyond, Ross Dress for Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

Of the 299 wholly-owned and consolidated joint venture operating properties as of December 31, 2009, 133 properties were located west of the Mississippi River.  These 133 properties equate to approximately 46% of our GLA and approximately 45% of our annualized base rental income as of December 31, 2009.  The remaining 166 properties are located east of the Mississippi River.

During the year ended December 31, 2009, we invested approximately $30,974 for the acquisition of an additional phase at one of our existing operating properties and the funding of nine earnouts at three existing properties, containing a total GLA of approximately 80,470 square feet.  We also contributed approximately $2,729 and $2,912 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received approximately $37,302 in investor proceeds through our DRP, $172,007 in proceeds from the sale of eight operating properties and obtained approximately $974,938 in proceeds from mortgages and notes payable, all of which were used primarily to repay mortgages and notes payable of $1,152,767.

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

Economic Conditions and Outlook

The retail market in the United States significantly weakened in 2008 and continued to be challenged in 2009. Consumer spending has declined in response to erosion in housing values and stock market investments, more stringent lending practices and job losses. Retail sales have declined and tenants have become more selective in new store openings. Some retailers have closed existing locations and as a result, we have experienced a loss in occupancy. The reduced occupancy will likely continue to have a negative impact on our consolidated cash flows, results of operations and financial position in 2010. Offsetting some of the current challenges within the retail environment, we have lower administrative cost relative to other retail formats and historic averages as well as a diversified tenant base with no one tenant exceeding 3.0% of 2009 annualized revenues.  Significant tenants and “shadow” anchors include Target, Lowe’s Home Improvement, Home Depot, Wal-Mart, Best Buy, Kohl’s, T.J. Maxx, Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, with all strong credit ratings who can withstand a downturn.  We believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants further reduces our risk exposure.  Selecting properties with high quality tenants and mitigating risk through diversifying our tenant base is at the forefront of our leasing strategy.

The retail shopping sector has been affected by the competitive nature of the retail business and the competition for market share, as well as general economic conditions where stronger retailers have out-positioned some of the weaker retailers. These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores. Certain retailers have announced store closings even though they have not filed for bankruptcy protection. However, these store closings often represent a relatively small percentage of our overall gross leasable area and therefore, we do not expect these closings, individually, to have a material adverse effect on our overall long-term performance. Overall, we believe our portfolio remains stable. However, there can be no assurance that these events will not adversely affect us (see Item 1A. Risk Factors here in this report).

We monitor potential credit issues of our tenants and analyze the possible effects to our financial statements. In addition to the collectability assessment of outstanding accounts receivable, we evaluate the related real estate for recoverability, as well as any tenant related deferred charges for recoverability, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets (Tenant Related Deferred Charges). We routinely evaluate our exposure relating to tenants in financial distress. Where appropriate, we have either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

As was the case in 2009, we believe retailers with strong balance sheets, low debt and experienced management teams will continue to capitalize on the current times to increase their market share and upgrade existing locations.  The weak performers will continue to close their doors as a result of economic times.  We will continue to experience stress in our portfolio in the form of tenant evictions, collection issues and requests for rent relief.  We are, however, pleased with our success to date in the re-leasing of our vacant spaces, and still see opportunities.  We continue to have interest from some of the strongest retailers for expansion in our centers.  We believe that our well-located, high-demographic and newer properties will continue to be viewed by these retailers as prime locations for expansion.

The continued turmoil in the economy could result in a higher level of retail store closings and limit the demand for leasing space in our shopping centers resulting in a decline in our occupancy percentages and rental revenues.  Additionally, certain tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes their store.  We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities will help lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant.  We are closely monitoring the operating performance and tenants’ sales in our shopping centers, including those tenants operating retail formats that are experiencing significant changes from competition and business practice, or reductions in sales.

The lack of available credit is causing a decline in the sale of shopping centers and their values, thereby reducing capital availability for new developments or other new investments, which is a key part of our capital recycling strategy.  The lack of liquidity in the capital markets has also resulted in significant increases in the cost to refinance maturing loans and in refinancing risks.  We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute additional capital in order to reduce refinancing requirements to acceptable loan-to-value levels required for new financings.

Leasing and Occupancy

While our portfolio occupancy is down from our historical average of 94.8%, in certain cases, the loss of a weaker tenant creates an opportunity to re-lease space to a stronger retailer.  More importantly, the quality of our property revenue stream is high and consistent, as it is generally derived from retailers with good credit profiles under long-term leases and little reliance on overage rents generated by tenant sales performance.  We believe that the quality of our shopping center portfolio is strong.  Notwithstanding the decline in occupancy experienced in 2009, we continue to sign a large number of new leases.  Rental rates have generally been below the previous rate, however the rental spread continues to stabilize.  We have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions to date, however, we anticipate an increase in the need for capital to facilitate leasing going forward.  While tenants may come and go over time, shopping centers that are well-located and actively managed are expected to perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we are currently comfortable that the position of our portfolio and the general diversity and credit quality of our tenant base should enable us to successfully navigate through these challenging economic times.

During 2009, we signed over 760 leases including new leases and renewals for a total of approximately 4,209,000 square feet.  Rental rates have generally been less than the previous rental rates, however, the rental rate spread continues to stabilize.  At the beginning of 2009, we had 3,210,000 square feet of vacant retail space specifically related to the bankruptcies of three national tenants – Circuit City, Linens ‘n Things and Mervyns.  We made significant progress re-leasing these vacancies over the course of the year, including:

•

962,000 square feet re-leased to strong national tenants such as T.J. Maxx, Ross Dress for Less, Burlington Coat Factory, Best Buy and Kohl’s;

•

956,000 square feet in active lease negotiations with signed letters of intent, and

•

605,000 square feet in active negotiations with identified tenants over terms of a letter of intent.

In aggregate, we have addressed or are actively addressing 78.6% of the total square footage of former Linens ‘n Things, Mervyns and Circuit City space.  Stated another way, we have addressed or are addressing:

•

21 out of 25 Linens ‘n Things vacancies;

•

19 out of 25 Mervyns vacancies, and

•

14 out of 18 Circuit City vacancies.

Asset Dispositions

We sold eight properties, aggregating 1,579,000 square feet during 2009, generating $123,944 of net proceeds on sale and an aggregate gain on disposition of $26,383 related to carrying costs of the assets.  As part of our deleveraging strategy, we are actively marketing non-core assets for sale.  Opportunities for large portfolio asset sales are not occurring as frequently; therefore, we are focusing on selling single tenant assets and smaller shopping centers.  We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact our balance sheet including financial covenants, in addition to the impact on operating results.  We plan to continue to be a net seller of assets in 2010.  Asset sales activities in 2009 include a:

•

172,400 square foot lifestyle center in Larkspur, California;

•

185,200 square foot corporate headquarters of Computershare in Canton, Massachusetts;

•

395,800 square foot office building fully leased to American Express in Salt Lake City, Utah;

•

389,400 square foot office building fully leased to American Express in Greensboro, North Carolina, and

•

185,000 square foot data center located in Santa Clara, California.

Due to sales from our securities portfolio, we obtained proceeds of $125,088 during 2009, which has also assisted in our deleveraging efforts.

Results of Operations

We believe that property net operating income (NOI) is a useful measure of our operating performance.  We define NOI as operating revenues (rental income, tenant recovery income, other property income, excluding straight-line rental income and amortization of acquired above and below market lease intangibles) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense and straight-line bad debt expense).  Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

This measure provides an operating perspective not immediately apparent from GAAP operating income or net (loss) income.  We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results.

However, NOI should only be used as an alternative measure of our financial performance.  For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net (loss) income as computed in accordance with GAAP has been presented.

Comparison of the years ended December 31, 2009 to December 31, 2008

The table below presents operating information for our same store portfolio consisting of 297 operating properties acquired or placed in service prior to January 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2009 and 2008.

2009	2008	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (297 properties):				
Rental income	$ 499,843	$ 540,159	$ (40,316)	(7.5)
Tenant recovery income	118,122	128,448	(10,326)	(8.0)
Other property income	19,218	19,506	(288)	(1.5)
Other investment properties:				
Rental income	15,335	8,831	6,504	73.6
Tenant recovery income	3,836	2,133	1,703	79.8
Other property income	288	237	51	21.5
Expenses:				
Same store investment properties (297 properties):				
Property operating expenses	(111,288)	(124,533)	(13,245)	(10.6)
Real estate taxes	(90,768)	(86,295)	4,473	5.2
Other investment properties:				
Property operating expenses	(4,344)	(3,037)	1,307	43.0
Real estate taxes	(3,381)	(1,483)	1,898	128.0
Property net operating income:				
Same store investment properties	435,127	477,285	(42,158)	(8.8)
Other investment properties	11,734	6,681	5,053	75.6
Total net operating income	446,861	483,966	(37,105)	(7.7)
Other income:				
Straight-line rental income	8,067	12,455	(4,388)	
Insurance captive income	2,261	1,938	323	
Amortization of acquired above and below market lease intangibles	2,340	2,504	(164)	
Dividend income	10,132	24,010	(13,878)	
Interest income	1,483	4,329	(2,846)	
Recognized gain on marketable securities, net	18,039	-	18,039	
Gain on interest rate locks	3,989	-	3,989	
Other expenses:				
Straight-line ground rent expense	(3,987)	(5,186)	(1,199)	
Straight-line bad debt expense	(3,693)	(8,749)	(5,056)	
Insurance captive expenses	(3,655)	(2,874)	781	
Depreciation and amortization	(251,096)	(253,431)	(2,335)	
Provision for impairment of investment properties	(54,400)	(80,000)	(25,600)	
Loss on lease terminations	(13,735)	(67,092)	(53,357)	
General and administrative expenses	(21,191)	(19,997)	1,194	
Equity in loss of unconsolidated joint ventures	(11,299)	(4,939)	6,360	
Interest expense	(237,684)	(213,716)	23,968	
Co-venture obligation expense	(597)	-	597	
Recognized loss on marketable securities, net	-	(160,888)	(160,888)	
Impairment of goodwill	-	(377,916)	(377,916)	
Impairment of investment in unconsolidated entity	-	(5,524)	(5,524)	
Impairment of notes receivable	(17,322)	-	17,322	
Loss on interest rate locks	-	(16,778)	(16,778)	
Other expense	(9,611)	(1,062)	8,549	
Loss from continuing operations	(135,098)	(688,950)	(553,852)	(80.4)
Discontinued operations:				
Operating (loss) income	(6,694)	5,737	(12,431)	
Gain on sales of investment properties	26,383	-	26,383	
Income from discontinued operations	19,689	5,737	13,952	243.2
Net loss	(115,409)	(683,213)	567,804	83.1
Net loss (income) attributable to noncontrolling interests	3,074	(514)	3,588	698.1
Net loss attributable to Company shareholders	$ (112,335)	$ (683,727)	$ 571,392	83.6

Net operating income decreased by $37,105, or 7.7%.  Total rental income, tenant recovery and other property income decreased by $42,672, or 6.1%, and total property operating expenses decreased by $5,567, or 2.6%, for the year ended December 31, 2009, as compared to December 31, 2008.

Rental income.  Rental income decreased $40,316 or 7.5%, on a same store basis from $540,159 to $499,843.  The same store decrease is primarily due to:

•

a decrease of $33,071 in rental income due to tenant bankruptcies, primarily Linens ‘n Things, Circuit City and Mervyns;

•

a decrease of $3,488, composed of $7,123 as a result of early termination of certain tenant leases, offset by $3,635 from new tenant leases replacing former tenants;

•

a decrease of $4,409 due to reduced rent as a result of co-tenancy provisions in certain leases and reduced percentage rent as a result of decreased tenant sales; partially offset by

•

an increase of $1,939 due to earnouts completed subsequent to December 31, 2007.

Overall, rental income decreased $33,812, or 6.2%, from $548,990 to $515,178, primarily due to the same store portfolio described above, partially offset by an increase of $6,504 in other investment properties primarily due to:

•

an increase of $3,158 due to investment properties acquired subsequent to December 31, 2007, and

•

an increase of $2,854 related to development properties placed into service subsequent to December 31, 2007.

Tenant recovery income.  Tenant recovery income decreased $10,326, or 8.0%, on a same store basis from $128,448 to $118,122, primarily due to:

•

a 14.0% decrease in common area maintenance recovery income primarily due to reduced recoverable property operating expenses described below and reduced occupancy due to tenant vacancies resulting from 2008 bankruptcies and early lease terminations, and

•

a 3.0% decrease in real estate tax recovery primarily resulting from reduced occupancy as described above.

Overall, tenant recovery income decreased $8,623, or 6.6%, from $130,581 to $121,958, primarily due to the increase in the same store portfolio described above, partially offset by recovery income from investment properties purchased after December 31, 2007 and phases of developments that have been placed into service subsequent to December 31, 2007.

Other property income.  Other property income decreased overall by $237, or 1.2%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses. Property operating expenses decreased $13,245, or 10.6%, on a same store basis from $124,533 to $111,288.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $7,968, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $881 and $4,734, respectively.

Overall, property operating expenses decreased $11,938, or 9.4%, from $127,570 to $115,632, due to the decrease in the same store portfolio described above, partially offset by an increase in bad debt expense of $209 partially offset by an increase in certain non-recoverable and recoverable property operating expenses of $536 and $628, respectively, in other investment properties.

Real estate taxes.  Real estate taxes increased $4,473, or 5.2%, on a same store basis from $86,295 to $90,768.  This increase is primarily due to:

•

an increase of $2,370 related to investment properties where vacated tenants with triple net leases had paid real estate taxes directly to the taxing authorities during 2008;

•

an increase of $1,078 in prior year estimates adjusted during 2009, based on actual real estate taxes paid;

•

a net increase of $382 over 2008 real estate tax expense due to normal increases and decreases in assessed values;

•

a decrease of $348 in real estate tax refunds received during 2009 for prior year tax assessment adjustments, and

•

an increase in tax consulting fees of $295 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Overall, real estate taxes increased $6,371, or 7.3%, from $87,778 to $94,149.  The other investment properties representing properties acquired subsequent to December 31, 2007 and phases of developments that have been placed into service resulted in an increase in real estate taxes of $1,898.

Other income. Other income increased $1,075, or 2.4%. This increase was primarily due to:

•

an increase of $18,039 in recognized gain on marketable securities due to sales of securities in 2009, and

•

an increase of $3,989 in gain on interest rate locks resulting from a Treasury rate lock termination.

These increases were partially offset by:

•

a decrease in dividend income of $13,878 due to sales of marketable securities, dividend reductions and suspensions;

•

a decrease of $4,388 in straight-line rental income primarily due to reduced occupancy from tenant vacancies from tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies, and

•

a decrease in interest income of $2,846 as a result of full or partial payoffs of notes receivable subsequent to December 31, 2007, the impairment of a note receivable as of June 30, 2009 and $1,623 as a result of short-term investments receiving lower interest rates in interest bearing accounts.

Other expenses. Other expenses decreased $589,882, or 48.4%. This decrease was primarily due to:

•

a $377,916 impairment of goodwill recognized in 2008;

•

recognized loss on marketable securities of $160,888 in 2008 as a result of a $160,327 decline in 2008 in the fair value of certain marketable securities determined to be other-than-temporary;

•

a decrease of $53,357 in loss on lease terminations as a result of a decrease in tenants that vacated prior to lease expiration due to tenant bankruptcies and current economic challenges facing tenants during 2009 as compared to 2008;

•

a $25,600 decrease in provision for impairment of investment properties due to a $54,400 asset impairment related to four single-user properties and four multi-tenant properties during 2009, compared to asset impairments of $80,000 related to seven single-user properties and four multi-tenant properties during 2008, and

•

a $16,778 decrease in loss on interest rate locks due to impairment recorded during 2008.

These decreases were partially offset by:

•

an increase of $23,968 in interest expense primarily due to:

higher interest rates on refinanced debt resulting in an increase of $6,666 and additional interest expense of $4,068 incurred prior to the completion of certain long-term refinancings;

prepayment penalties and other costs associated with refinancings of $5,066;

decreases in capitalized interest of $6,256 due to certain phases of our developments being placed into service;

an increase in interest on our line of credit of $3,389 due primarily to an increase in the interest rate, and an increase of $2,650 related to the fixed variable spread related to our interest rate swaps, partially offset by decreases in margin payable interest of $3,192 due to decreases in the margin payable balance.

•

an increase of $17,322 related to the impairment of two notes receivable in 2009 (see Note 8 to the consolidated financial statements).

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009 and one property that was held for sale as of December 31, 2009.  We have closed on the sale of eight properties during the twelve months ended December 31, 2009, aggregating 1,579,000 square feet, for a combined sales price of $338,057.  The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383. The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

On September 14, 2009, we entered into a contract to sell a 100,000 square foot medical center located in Cupertino, California.  This property qualified for held for sale accounting treatment during the fourth quarter of 2009, at which time depreciation and amortization ceased since it met all of our held for sale criteria. As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

Comparison of the years ended December 31 2008 to December 31, 2007

The table below presents operating information for our same store portfolio consisting of 287 operating properties acquired or placed in service prior to January 1, 2007, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2008 and 2007.

2008	2007	Increase (Decrease)	% Change
Revenues:				
Same store investment properties (287 properties):				
Rental income	$ 507,603	$ 503,038	$ 4,565	0.9
Tenant recovery income	119,958	129,963	(10,005)	(7.7)
Other property income	18,549	13,987	4,562	32.6
Other investment properties:				
Rental income	41,387	26,401	14,986	56.8
Tenant recovery income	10,623	10,571	52	0.5
Other property income	1,194	536	658	122.8
Expenses:				
Same store investment properties (287 properties):				
Property operating expenses	(115,873)	(119,368)	(3,495)	(2.9)
Real estate taxes	(78,983)	(78,326)	657	0.8
Other investment properties:				
Property operating expenses	(11,697)	(7,236)	4,461	61.7
Real estate taxes	(8,795)	(6,518)	2,277	34.9
Property net operating income:				
Same store investment properties	451,254	449,294	1,960	0.4
Other investment properties	32,712	23,754	8,958	37.7
Total net operating income	483,966	473,048	10,918	2.3
Other income:				
Straight-line rental income	12,455	15,008	(2,553)	
Insurance captive income	1,938	1,890	48	
Amortization of acquired above and below market lease intangibles	2,504	3,200	(696)	
Dividend income	24,010	23,729	281	
Interest income	4,329	13,671	(9,342)	
Gain on contribution of investment properties	-	11,749	(11,749)	
Gain on extinguishment of debt	-	2,486	(2,486)	
Equity in income of unconsolidated joint ventures	-	96	(96)	
Other income	-	237	(237)	
Other expenses:				
Straight-line ground rent expense	(5,186)	(3,806)	1,380	
Straight-line bad debt expense	(8,749)	(1,877)	6,872	
Insurance captive expenses	(2,874)	(1,598)	1,276	
Depreciation and amortization	(253,431)	(244,447)	8,984	
Provision for impairment of investment properties	(80,000)	(13,560)	66,440	
Loss on lease terminations	(67,092)	(11,788)	55,304	
General and administrative expenses	(19,997)	(16,535)	3,462	
Advisor asset management fee	-	(23,750)	(23,750)	
Equity in loss of unconsolidated joint ventures	(4,939)	-	4,939	
Interest expense	(213,716)	(205,667)	8,049	
Recognized loss on marketable securities, net	(160,888)	(19,967)	140,921	
Impairment of goodwill	(377,916)	-	377,916	
Impairment of investment in unconsolidated entity	(5,524)	-	5,524	
Loss on interest rate locks	(16,778)	-	16,778	
Other expense	(1,062)	-	1,062	
(Loss) income from continuing operations	(688,950)	2,119	(691,069)	(32,613.0)
Discontinued operations:				
Operating income	5,737	3,619	2,118	
Gain on sales of operating properties	-	37,296	(37,296)	
Income from discontinued operations	5,737	40,915	(35,178)	(86.0)
Net (loss) income	$ (683,213)	$ 43,034	$ (726,247)	(1,687.6)
Net income attributable to noncontrolling interests	(514)	(1,365)	851	62.3
Net (loss) income attributable to Company shareholders	$ (683,727)	$ 41,669	$ (725,396)	(1,740.9)

Net operating income increased by $10,918, or 2.3%.  Total rental income, tenant recovery and other property income increased by $14,818, or 2.2%, and total property operating expenses increased by $3,900, or 1.8%, for the year ended December 31, 2008, as compared to December 31, 2007.

Rental income.  Rental income increased $4,565 or 0.9%, on a same store basis from $503,038 to $507,603.  The same store increase is primarily due to:

•

an increase of $3,594 in rental income due to base rent increases related to existing tenants;

•

an increase of $3,249 due to the buildout and leasing of additional square footage;

•

an increase of $826 due to earnouts during 2008;

•

partially offset by a decrease of $3,236 due to tenant early lease terminations and tenant bankruptcies.

Overall, rental income increased $19,551, or 3.7%, from $529,439 to $548,990.  The same store increase was $4,565, and the other properties experienced:

•

an increase of $21,327 due to properties acquired subsequent to January 1, 2007, partially offset by a decrease of $7,683 due to the contribution of seven properties to an unconsolidated joint venture during 2007.

Tenant recovery income.  Tenant recovery income decreased $10,005, or 7.7%, on a same store basis from $129,963 to $119,958, primarily due to:

•

reduced occupancy as a result of increased tenant vacancies resulting from bankruptcies and early lease terminations resulting from the current economic challenges facing tenants, and

•

a reduction in the 2007 tenant recovery income estimates as a result of the common area maintenance and real estate tax expense reconciliation processes completed during the year ended December 31, 2008.

Overall, tenant recovery income decreased $9,953, or 7.1%, from $140,534 to $130,581, primarily due to the decrease in the same store portfolio described above.  In addition, increases in tenant recovery income related to properties acquired subsequent to December 31, 2006 were partially offset by the decrease resulting from the contribution of seven properties to an unconsolidated joint venture during 2007.

Other property income.  Other property income increased overall by $5,220, or 35.9%.  The increase is attributable primarily to:

•

a $2,944 increase in lease termination fee income;

•

a $618 increase in settlements received from vacated tenants; and

•

a $1,134 increase in parking revenue generated by a same store property.

Property operating expenses. Property operating expenses decreased $3,495, or 2.9%, on a same store basis from $119,368 to $115,873.  As a result of the merger on November 15, 2007, the property management fees for the twelve months ended December 31, 2008 were eliminated in consolidation and replaced by the actual operating expenses of the property management companies.  As a result, the same store decrease in property management fees of $27,656 was partially offset by $14,806 of actual operating expenses attributable to the property management companies.  In addition, there was a decrease in insurance expense of $867, primarily due to an overall reduction in insurance premiums.  The net decrease was partially offset by the following items:

•

an increase in bad debt expense of $5,423, and

•

an increase in certain non-recoverable and recoverable property operating expenses of $3,310.

Overall, property operating expenses increased $966, or 0.8%, from $126,604 to $127,570, due to the decrease in the same store portfolio described above, offset by an increase of $4,461 in other investment properties as follows:

•

an increase in bad debt expense of $1,131, and

•

an increase in certain non-recoverable and recoverable property operating expenses of $3,330 related to the acquisition of properties and completions of earnouts subsequent to December 31, 2006.

Real estate taxes.  Real estate taxes increased $657, or 0.8%, on a same store basis from $78,326 to $78,983.  The same store increase is primarily due to:

•

an increase of $790 related to properties where vacated tenants with triple net leases had previously paid real estate taxes directly to the taxing authorities and accordingly were not previously reflected in the consolidated financial statements;

•

an increase in tax consulting fees of $222 as a result of successful challenges of the assessed valuations of certain properties, and

•

an increase of $1,969 in 2008 real estate taxes resulting from increases in assessed valuations or increased tax rates at certain properties; partially offset by

•

a decrease of $1,799 in 2007 estimates adjusted during 2008 based on actual 2007 real estate taxes paid, and

•

an increase in prior year refunds of $525.

Overall, real estate taxes increased $2,934, or 3.5%, from $84,844 to $87,778.  The same store increase was $657 and the other investment properties experienced an increase in real estate taxes of $4,033 due to properties acquired subsequent to December 31, 2006; partially offset by a decrease in real estate taxes of $1,946 due to the contribution of seven properties to an unconsolidated joint venture during 2007.

Other income. Other income decreased $26,830, or 37.2%. This decrease was due primarily to:

•

a decrease in interest income of $9,342 primarily due to decreases of $3,790 as a result of full or partial payoffs of notes receivable subsequent to December 31, 2007 and $5,120 as a result of decreases in operating cash and short-term investments in interest bearing accounts;

•

an $11,749 gain on contributed properties and a $2,486 gain on extinguishment of debt during the year ended December 31, 2007, as a result of seven properties contributed to a joint venture, and

•

a decrease in straight-line rental income of $2,553 due primarily to the aging of tenant leases.

Other expenses. Other expenses increased $675,157, or 124.3%.  This increase was primarily due to:

•

a $377,916 impairment of goodwill recognized in the year ended December 31, 2008;

•

an increase of $140,921 in recognized losses on marketable securities as a result of a $160,327 decline in 2008 in fair value of certain marketable securities determined to be other-than-temporary;

•

a $66,440 increase in provision for impairment of investment properties due to a $13,560 asset impairment related to one multi-tenant property during 2007, compared to asset impairments of $80,000 related to seven single-user properties and four multi-tenant properties during 2008;

•

an increase of $6,872 in bad debt expense related to deferred rent receivables due to increased tenant bankruptcies and the current economic challenges facing tenants;

•

an $8,984 increase in depreciation and amortization consisting of $11,568 related to properties acquired or placed in service subsequent to January 1, 2007, partially offset by $3,909 of expenses related to seven properties that were contributed to a joint venture during 2007;

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

•

an increase in interest expense of $8,049 resulting from various factors including: an increase in interest incurred in 2008 on the line of credit due to increase in the amounts drawn, increases in the outstanding mortgage payables in the 2008, interest incurred on a $50,000 note payable, outstanding since June 2007, and construction loan interest related to increases in the outstanding balances in construction loans in 2008, partially offset by an increase in capitalized interest in 2008 due to additional qualifying assets under development, and

•

an increase in general and administrative expenses of $3,462 due to an increase in salaries of $2,318 resulting from an increase in the number of employees and an increase in legal fees of $1,402 associated with a litigation matter.

These increases in other expenses were partially offset by a $23,750 decrease in advisor management fees paid to our former business manager/advisor prior to the previously described merger.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009 and one property that was held for sale as of December 31, 2009.  Refer to discussion comparing 2009 and 2008 results for more detail on the transactions that resulted in discontinued operations.

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

Part of our overall strategy includes actively addressing debt that has matured or is maturing in 2010 and beyond, and considering alternative courses of action given that the capital markets continue to be volatile.  We intend to balance the amount and timing of our debt maturities upon refinance.  We continually evaluate our debt maturities, and based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected financial results due to higher interest rates.  Higher interest rates may be offset by lower debt levels as we continue to pay down principal upon refinance in our attempt to reduce outstanding debt on our consolidated balance sheets.  Although the credit environment continues to be much more challenging than that of just a few years ago, we believe that the credit markets have opened up considerably when compared to conditions existing in late 2008 and early 2009.  As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks, and have demonstrated reasonable success in addressing maturing debt.

It is our current strategy to have access to the capital resources necessary to manage our consolidated balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, we are executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with our intention to operate with a conservative debt capitalization policy.  Our other sources of capital include proceeds from sales of developed and non-core assets; proceeds from the sales of securities in our marketable securities portfolio and existing unrestricted cash balances.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures and have reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  We will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.  For the year ended December 31, 2009, we refinanced $1,034,462 through new mortgage financing and principal paydowns, repaid an additional $70,242, and retired through asset sales $208,552 of maturing debt.  As of December 31, 2009, we had $187,437 of mortgages payable that had matured.  Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing.  In addition, we have made principal payments of $305 related to these mortgages payable and are in extension negotiations for the remaining $58,747.  As of December 31, 2009, we had $968,947 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in 2010.  Of this amount, we have subsequently made mortgage payable repayments of $10,128.  We also have $469,741 of mortgages payable under application or commitment, subject to customary lender due diligence, with $96,925 of existing commitment proceeds remaining to be allocated.  We are in the process of allocating the remaining commitments, marketing, planning to seek extensions or planning to sell properties relating to the remaining $489,078 of 2010 maturities, which are primarily maturing in the latter half of the year.

We have made significant strides in disposing of non-core assets as a means of recycling capital.  We closed on the sale of eight assets during the year ended December 31, 2009, aggregating 1,579,000 square feet, for a total sales price of $338,057 and total debt reduction of $208,552.  The properties sold included: a 172,400 square foot lifestyle center located in Larkspur, California; a 395,800 square foot office building fully leased to American Express in Salt Lake City, Utah; a 389,400 square foot office building fully leased to American Express in Greensboro, North Carolina; the 185,200 square foot corporate office headquarters for Computershare in Canton, Massachusetts; a 149,700 square foot single-user retail building located in Jonesboro, Arkansas, a 185,000 square foot multi-tenant property located in Santa Clara, California, a 57,200 square foot single-user retail building located in Wilmington, North Carolina and a 44,300 square foot single-user property located in Mountain Brook, Alabama.

Due to sales from our securities portfolio, we obtained proceeds of $125,088 during 2009, which has also assisted in our deleveraging efforts.  The collective refinance and sales efforts have had the effect of reducing the overall leverage of our consolidated balance sheet by approximately $517,577.

At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness and dividend payments in order to maintain REIT status.  We are committed to managing and minimizing discretionary operating and capital expenditures and raising the necessary equity and/or securing debt to repay outstanding borrowings as they mature and comply with financial covenants in 2010 and beyond.  In light of current economic conditions, we may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations on certain of our indebtedness, which may cause an acceleration of our secured line of credit and remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  Our strategy has been and continues to be to procure financing on an individual asset, non-recourse basis to preserve our corporate credit.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions, although there currently appear to be fewer such opportunities.  We continue to review prospective investments based upon risk and return attributes, although there currently appear to be few such opportunities.

As of December 31, 2009, we had cash and cash equivalents of $125,904.  We are committed to managing and minimizing discretionary operating expenses and capital expenditures.  At the current operating levels, we anticipate that cash flow from operating activities will continue to provide adequate capital for: required monthly principal and interest payments on outstanding debt, current and anticipated tenant improvement or other capital obligations, the shareholder distributions required to maintain REIT status and compliance with financial covenants of our credit agreement in 2010 and beyond.  In 2010, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2010.  However, there can be no assurance that future sales will occur, or, if they do occur, that they will materially assist in reducing our indebtedness.

During the year ended December 31, 2009, we obtained mortgage payable proceeds of $849,938 and made mortgage payable repayments of $1,152,767.  Included in these amounts are $500,000 of mortgage payable proceeds and $626,965 of mortgage payable repayments related to the debt refinancing transaction for IW JV.  We also obtained $125,000 of notes payable proceeds as part of this refinancing transaction.  During the year ended December 31, 2009, $160,489 of mortgage debt was also assumed by the purchaser in the sales of investment properties.  The new mortgages payable that we entered into during the year ended December 31, 2009 have interest rates ranging from 1.64% to 8.00% and maturities from two to ten years.  The stated interest rates of the loans repaid or assumed during the year ended December 31, 2009 ranged from 1.86% to 6.50%. We also entered into modifications of existing loan agreements which extended the maturities of $131,051 of mortgages payable up to three years.

We continue to evaluate our maturing mortgage debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  As of December 31, 2009, we had $187,437 of mortgages payable that had matured.  Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing.  In addition, we have made principal payments of $305 related to these mortgages payable and are in extension negotiations for the remaining $58,747.  As of December 31, 2009, we had $968,947 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in 2010.  Of this amount, we have subsequently made mortgage payable repayments of $10,128.  We also have $469,741 of mortgages payable under application or commitment, subject to customary lender due diligence, with $96,925 of existing commitment proceeds remaining to be allocated.  We are in the process of allocating the remaining commitments, marketing, planning to seek extensions or planning to sell properties relating to the remaining $489,078 of 2010 maturities, which are primarily maturing in the latter half of the year.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement (see Note 10 to the consolidated financial statements).  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

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

We believe that our current capital resources (including cash on hand) and anticipated refinancings are sufficient to meet our liquidity needs for 2010.  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us for 2010.  We intend to seek refinancing on all of our indebtedness coming due 2010; but, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness, we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2010 will further benefit our refinancing efforts and our cash position.

Liquidity

We anticipate that cash flow from operating activities will continue to provide adequate capital for: required monthly principal and interest payments on outstanding indebtedness, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement in 2010 and beyond.  To assist in the refinancing needs, we intend to utilize a combination of equity proceeds from expected asset sales, retained capital as a result of the suspension of the share repurchase program, and the change in the distribution policy announced with the intention of limiting the distribution to the minimum requirement of 90% of taxable income to maintain our REIT status.  Through these measures, during the year ended December 31, 2009, we were able to reduce outstanding debt on our consolidated balance sheet by $517,577 during the year ended December 31, 2009 and maintain a cash balance well in excess of $100,000.

In addition, we are pursuing refinancings and extensions in order to fund our debt repayments and, to the extent deemed appropriate, minimizing further capital expenditures.  While we review numerous investment opportunities, we do not expect to invest significant capital in these investment opportunities until debt maturities are appropriately addressed.

Our primary uses and sources of our consolidated cash are as follows:

Uses	Sources
Short-Term:

•

Tenant improvement allowances

•

Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•

Distribution payments

•

Debt repayment requirements, including principal, interest and costs to refinance

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

Mortgages and Notes Payable.  Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of December 31, 2009 were $3,828,625 (of which $60,543 is recourse to us) and had a weighted average interest rate of 5.57% at December 31, 2009.  Of this amount, $3,715,027 had fixed rates ranging from 4.25% to 10.24% and a weighted average fixed rate of 5.63% at December 31, 2009.  The remaining $113,598 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.56% at December 31, 2009.  Properties with a net carrying value of $5,649,570 at December 31, 2009 and related tenant leases are pledged as collateral of the mortgage loans. Development properties with a net carrying value of $88,524 at December 31, 2009 and related tenant leases are pledged as collateral of the construction loans.  As of December 31, 2009, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Notes payable outstanding as of December 31, 2009 were $175,360.  These notes payable had fixed interest rates ranging from 2.00% to 14.00% and a weighted average fixed interest rate of 10.50% at December 31, 2009.

Shareholder Liquidity.  Effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

We maintain a DRP, subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Thus, on or after March 1, 2010, additional shares of our stock purchased under the DRP will be purchased at a price of $6.85 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price, and will be sold to participants at that price.  Participants were able to acquire shares under the DRP at a price equal to $8.50 during the period from March 1, 2009 through February 28, 2010.  Prior to March 1, 2009, participants were able to acquire shares under the DRP at a price equal to $10.00 per share.  The price per share had been $9.50 up to the payment of the distribution made in October 2006, at which point it was increased to $10.00 per share.  As of December 31, 2009, we had issued 66,082 shares pursuant to the DRP for an aggregate amount of $642,772.

Capital Resources

At December 31, 2009, our capitalization consisted of $4,110,985 of debt and $2,445,719 of total equity.  At December 31, 2009, our total debt consisted of $3,890,387 of fixed-rate debt and $220,598 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2008, our total debt consisted of $4,110,495 of fixed-rate debt and $517,107 of variable-rate debt.

We maintain our line of credit agreement with a syndicate of financial institutions (Line Lenders).  While not a significant component of our capital structure, the credit agreement provides for borrowings of $200,000 as amended, as described below, if certain financial covenants are maintained and has a maturity date of October 14, 2010, with a one-year extension option.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our Line Lenders declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

On April 17, 2009, we entered into an amendment to the credit agreement.  The terms of the amendment to the credit agreement stipulate:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing, eliminating the optional borrowing capacity of $75,000;

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

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a reduction in the maximum advance rate on the appraised value of the collateral pool from 80% to 60% and minimum requirements related to the value of the collateral pool, the number of properties included in the collateral pool, leverage and debt service coverage beginning March 31, 2010;

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

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  In addition to the eight properties that were included in the initial collateral pool, we added three more properties during the third quarter.  At September 30, 2009, the total appraised value of the retail assets in the collateral pool was approximately $236,910. In accordance with the terms of the agreement, the collateral pool will be appraised again on March 31, 2010.  As of December 31, 2009, we were in compliance with all of the financial covenants under our credit agreement with the exception of the requirement to limit the common stock dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations. We have since obtained the necessary approval from our lenders waiving this covenant as of December 31, 2009.  The outstanding balance on the line of credit at December 31, 2009 and 2008 was $107,000 and $225,000, respectively.

Our current business plans indicate that we will be able to operate in compliance with these covenants, as amended, in 2010 and beyond; however, the current dislocation in the global credit markets has significantly impacted our expected cash flows, access to non-recourse mortgage capital and our financial position and effective leverage.  If the current dislocation in the global credit markets continues or worsens or if there is a continued decline in the retail and real estate industries and a further weakening in consumer confidence leading to a decline in consumer spending such that we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement.  These risk factors and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

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

The majority of our loans require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as, reserves for real estate taxes, insurance and certain other costs.  Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2009, we had guaranteed $60,543 of the outstanding mortgages payable (see Note 18 to the consolidated financial statements).  At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of our properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statement of Cash Flows Comparison for the Years Ended December 31, 2009, 2008 and 2007

Cash Flows from Operating Activities

Cash flows provided by operating activities were $249,837, $309,351 and $318,641 for the years ended December 31, 2009, 2008 and 2007, respectively, which consists primarily of net income from property operations, plus non-cash changes for depreciation and amortization and provision for impairment of investment properties, marketable securities and notes receivable.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $193,706, $(178,555) and $(511,676), respectively, for the years ended December 31, 2009, 2008 and 2007.  Of these amounts, $40,778, $132,233 and $434,913, respectively, were used for acquisition of new properties and earnouts at existing properties and $15,297, $73,137 and $96,276, respectively, were used for existing developments projects during the years ended December 31, 2009, 2008 and 2007.  During the years ended December 31, 2009, 2008 and 2007, we sold eight, none and four properties, respectively, which resulted in sales proceeds of $172,007, none and $117,614, respectively.  In addition, during the years ended December 31, 2009, 2008 and 2007, we purchased marketable securities of $190, $28,433 and $59,673, respectively, and sold marketable securities of $125,088, $34,789 and $31,478, respectively.

We will attempt to dispose of select non-core assets during 2010.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows (used in) provided by financing activities were $(438,806), $(126,989) and $82,644, respectively, for the years ended December 31, 2009, 2008 and 2007.  We paid none, $227,156 and $140,143, respectively, for shares repurchased through the SRP for the years ended December 31, 2009, 2008 and 2007.  We also (used)/generated $(333,423), $306,459 and $264,186, respectively, for the years ended December 31, 2009, 2008 and 2007, related to the net activity from proceeds from new mortgages secured by our properties, a secured line of credit, other financings, a co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the years ended December 31, 2009, 2008 and 2007, we also (used)/generated $(56,340), $(51,700) and $107,962, respectively, through the net purchase of securities on margin.  We paid $47,651, $155,592 and $135,267, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the years ended December 31, 2009, 2008 and 2007.

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.  Under the terms of the plan of merger, 55% of the 37,500 shares of our common stock were deposited into an escrow fund, subject to terms and conditions.  The business manager/advisor and property managers became subsidiaries of ours.  Prior to the merger, we paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to our former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Our business manager/advisor was entitled to maximum fees of $68,083 for the year ended December 31, 2007.    The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result we only incurred fees to our business manager/advisor totaling $23,750 for the year ended December 31, 2007.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, however, the property management fees are eliminated in the consolidation and replaced by the actual operating expenses of the property managers.  We incurred property management fees of $30,036 for the year ended December 31, 2007.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the year ended December 31, 2007, we incurred $6,296 of these reimbursements.  None of these reimbursements remained unpaid at December 31, 2008.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  Subject to our approval and the investment guidelines we provide to them, the Inland affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $67, $1,390 and $2,107 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, fees of $20 and $160 remained unpaid, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor has agreed to waive all fees due at our request.  Fees were incurred again beginning on October 1, 2009.

An Inland affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $372, $405 and $562 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2009, 2008 and 2007, we had incurred none, $1,330 and $873, respectively, in loan fees to this Inland affiliate.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred none, $19 and $134 of such costs for the years ended December 30, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

On April 30, 2009, we sold two single-user office buildings to Inland American Real Estate Trust, Inc. (IARETI) with an aggregate sales price of $99,000, which resulted in net sales proceeds of $34,572 and a gain on sale of $7,010.  The properties were located in Salt Lake City, Utah and Greensboro, North Carolina with approximately 395,800 square feet and 389,400 square feet, respectively.  The sale resulted in the assumption of debt in the amount of $63,189 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of these transactions to our board of directors.

On June 24, 2009, we sold an approximately 185,200 square foot single-user office building located in Canton, Massachusetts, to IARETI with a sales price of $62,632, which resulted in net sales proceeds of $17,991 and a gain on sale of $2,337.  The sale resulted in the assumption of debt in the amount of $44,500 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of this transaction to our board of directors.

We have an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  We incurred $34, $10 and $257 during the years ended December 31, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with us, where that Inland affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2009, 2008 and 2007, we incurred $551, $500 and $897, respectively, of these costs.  Legal services costs totaling $123 and $189 remained unpaid as of December 31, 2009 and 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who each provide us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but we are obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2009, 2008 and 2007.

We have service agreements with certain Inland affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that we obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2009, 2008 and 2007, we incurred $3,027, $2,814 and $3,141, respectively, of these reimbursements.  Of these costs, $194 and $209 remained unpaid as December 31, 2009 and 2008, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  Of these costs, $175 and none remained unpaid as of December 31, 2009 and 2008, respectively.

On December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV.  See Notes 1 and 11 to the consolidated financial statements for additional information.  The independent directors committee reviewed and recommended approval of this transaction to our board of directors.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Off-Balance Sheet Arrangements

Effective April 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement we are to contribute 20% of the equity and our joint venture partner is to contribute 80% of the equity, up to a total of $500,000.  The joint venture may acquire assets using equity contributions and leverage up to $1,000,000.  As of December 31, 2009, we had contributed approximately $29,500 and may, at our discretion, contribute the remaining $70,500 in the next year.  As of December 31, 2009, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.  Under the agreement, we are the managing member of the joint venture and earn various fees for acquisition, asset management and property management.  We earned fees of $1,193, $1,209 and $786 during the years ended December 31, 2009, 2008 and 2007, respectively.  We account for our interest in the joint venture using the equity method of accounting.

Other than described above, we have no off-balance sheet arrangements as of December 31, 2009 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contractual Obligations

The table below presents our obligations and commitments, excluding liabilities associated with the investment property held for sale, to make future payments under debt obligations and lease agreements as of December 31, 2009.

(1)

In addition to principal payments, the amounts reflected include interest payments. Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2009.  The table excludes accelerated principal payments that may be required as a result of conditions included in certain loan agreements. In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date and the interest payments are calculated accordingly. The table also excludes other financings and co-venture obligations as described in Note 1 and Note 11 to the consolidated financial statements as we are unable to determine the exact timing and amount of future payments.

(2)

Fixed rate debt and related interest includes a $50,000 note payable to an unconsolidated joint venture.  This note has no maturity but interest is reflected at the stated rate through December 31, 2010, although we may choose not to repay in 2010.  Included in the variable rate debt is $107,000 of borrowings under our credit agreement due in 2010.

The remaining borrowings and related interest outstanding through December 31, 2010 includes amortization and maturities of mortgages and notes payable. This includes sixty-eight mortgage loans, one construction loan, and one note payable that mature in 2010. The mortgages payable of $187,437 that had matured as of December 31, 2009 are also included in these amounts. Mortgage loans are intended to be refinanced or paid off in 2010 using a combination of equity raised from expected asset sales, retained capital as a result of the suspension of the share repurchase program, and the change in the dividend policy announced with the intention of paying at least 90% of taxable income to maintain our REIT status. The construction loans will be extended, paid off at the time of sale of the property, or converted to permanent financing upon completion. Amounts related to interest for fixed rate and variable rate debt will be paid from the operations of our properties.

(3)

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2018 to 2105. The property attached to the land will revert back to the lessor at the end of the lease. We lease office space under non-cancellable leases expiring in various years from 2010 to 2012.

(4)

Purchase obligations include earnouts on previously acquired properties.

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of December 31, 2009, based on pro-forma leasing rates, we may pay as much as $10,146 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009, in which we have committed to fund up to a total of $8,680, excluding the impaired note agreement.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2009 and 2008 was $8,330 and $25,715, net of allowances of $17,209 and $300, respectively.  We are not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.

Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2009, we had guaranteed $107,000 and $37,020 of the outstanding secured line of credit and mortgage loans, respectively.  We also guarantee a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2009, the amount guaranteed by us was $23,523; however, as these guarantees are with consolidated entities, the potential liability associated with these guarantees has not been recorded.

As of December 31, 2009, we had seven irrevocable letters of credit outstanding for security in mortgage loans.  Certain of these letters of credit relate to loan fundings against earnout spaces and will be released once we pay the remaining portion of the purchase price for these properties.  The remainder of these letters of credit will be held as additional collateral until the maturity of the loans or the collateral is replaced.  There was one letter of credit outstanding as of December 31, 2009 for the benefit of the Captive.  This letter of credit serves as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at December 31, 2009 was $13,726.  Subsequent to the year ended December 31, 2009, we replaced three irrevocable letters of credit for security in mortgage loans with $6,165 of cash collateral and released one $1,247 irrevocable letter of credit for security in a mortgage loan as the loan was repaid on December 31, 2009.

We previously entered into an interest rate lock agreement with a lender to secure interest rates on mortgage debt on properties it owned or planned to purchase in the future.  We had outstanding interest rate lock deposits under an agreement that locked only the Treasury portion of mortgage debt interest, which had a maturity date of June 30, 2008, and was extended to July 31, 2009.  This Treasury rate lock agreement locked the Treasury portion at a rate of 5.582% on $85,000 in notional amounts, and could have been converted into full rate locks upon allocation of properties.  The carrying value of the rate lock deposits as of December 31, 2008 was $1,220.  During 2009, we were not required to make additional rate lock deposits and on August 5, 2009, it terminated the Treasury rate lock agreement which resulted in a gain of $3,989 during the third quarter of 2009.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development and leasing costs; provision for impairment, including estimates of holding periods, capitalization rates, and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

Summary of Significant Accounting Policies

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property between the estimated fair values of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, and the value of customer relationships, if any, and goodwill, if determined to meet the definition of a business under the guidance. The allocation of the purchase price is an area that requires judgment and significant estimates. Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred. In some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations that help support our purchase price allocations; however, we are ultimately responsible for the purchase price allocations. We determine whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties. We allocate a portion of the purchase price to the estimated, acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values. We consider various factors including geographic location and size of the leased space. We also evaluate each significant acquired lease based upon current market rates at the acquisition date and consider various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate. For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values. The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate. This discount rate is a significant factor in determining the market valuation which requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

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

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which require us to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures, holding period, capitalization rates and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

Our investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for impairment of investment properties.  To determine whether impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered.

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement.  These costs are included in the investment properties classification as an addition to buildings and improvements.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements.  Acquired in-place lease value, customer relationship value, other leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income and over the respective renewal period for below market leases with fixed renewal rates.

Loss on Lease Terminations

In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, we may write-off or accelerate the depreciation and amortization associated with the applicable asset group.  If we conclude that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.”

Investment Properties Held For Sale

In determining whether to classify an investment property as held for sale, we consider whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the investment property is probable; (v) we have received a significant non-refundable deposit for the purchase of the investment property; (vi) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vii) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, we classify the investment property as held for sale.  When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity (VIE) and that our variable interest will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both, then we will consolidate the entity.  For partially-owned entities determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party.  We generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

Marketable Securities

Investments in marketable securities are classified as “available for sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that management determines are other-than-temporary are recorded as recognized gain (loss) on marketable securities on the consolidated statement of operations and other comprehensive loss.

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

Notes receivable are evaluated for impairment.  The allowance for uncollectable notes receivable is our best estimate of the amount of credit losses in our existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that we will not collect all principal and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at a current market rate or on the fair value of the collateral when foreclosure is probable. We do not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  These amounts are included in the allowance for doubtful accounts in the consolidated balance sheets.

Derivative and Hedging Activities

We adopted accounting guidance as of January 1, 2009, which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

All derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets,” or “Other liabilities.”  On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss, until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in net loss.  We do not use derivatives for trading or speculative purposes.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which reduce revenue recognized over the term of the lease.  In these circumstances, we begin revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of different factors to evaluate whether we or the lessee are the owner of the tenant improvements for accounting purposes.  These factors include:

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

We record lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and collectibility is reasonably assured.  Upon early lease termination, we provide for losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.

Our policy for percentage rental income is to defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

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

Profits from sales of real estate are not recognized under the full accrual method unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; our receivable, if applicable, is not subject to future subordination; we have transferred to the buyer the usual risks and rewards of ownership, and we do not have substantial continuing involvement with the property.

Impact of Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued accounting guidance in order to clarify the application of fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.  This guidance, as more fully discussed below, is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We elected to early adopt the guidance as of January 1, 2009.

•

First, the guidance provides clarity in calculating fair value in a disorderly market or a market with little activity.  The adoption of this guidance did not have a material impact on our consolidated financial statements as (a) our fair value measurements of investments in marketable securities are Level 1 fair value measurements, (b) our fair value measurements of derivative instruments are based on the current and forward term structures of interest rates for which there has not been a significant decline in the volume and level of activity, and (c) although our fair value measurements are made for certain disclosures, except as disclosed in Note 17 to the consolidated financial statements, the carrying values of these items approximate their fair values and are based on inputs for which the volume and level of activity have not significantly decreased;

•

Second, the guidance defines other-than-temporary impairment as it relates to debt securities.  Our investments in marketable securities primarily consist of perpetual preferred stock of other publicly traded real estate companies  However, given the credit characteristics associated with these securities, we treat these securities as equity securities and accordingly the adoption of the guidance did not have a material impact on the our consolidated financial statements;

•

Third, the guidance requires enhanced interim fair value disclosures similar to the required annual disclosures.  The adoption of the guidance resulted in certain incremental disclosures as presented within (see Note 17 to the consolidated financial statements).

In May 2009, the FASB issued accounting guidance related to subsequent events, which introduces the concept of financial statements being available to be issued as a measurement date.  Under the guidance, the effects of events that occur subsequent to the balance sheet date should be evaluated through the date the financial statements are either “issued” or “available to be issued.”  The guidance defines financial statements that are “issued” as being widely distributed to shareholders and other financial statement users for general use, and “available to be issued” as being complete in form and format that complies with GAAP and having all necessary approvals.  As we widely distribute financial statements to financial statement users and evaluate subsequent events through the issuance date, the adoption of the guidance on April 1, 2009 did not have a material impact on our consolidated financial statements.  See Note 20 to the consolidated financial statements for subsequent events disclosures.

In June 2009, the FASB issued accounting guidance which recodified accounting guidance within the hierarchy of GAAP. This Codification has become the exclusive source of authoritative U.S. GAAP for nongovernmental entities, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. All content in the Codification will carry the same level of authority, essentially modifying the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  This guidance is effective for interim periods ending after September 15, 2009.  We adopted the guidance as of July 1, 2009 and it did not have a material impact on our consolidated financial statements and notes to the financial statements, aside from changing the nomenclature used to reference accounting literature.

In August 2009, the FASB issued accounting guidance which proposes new, and clarifies existing, disclosures about fair value measurements. The guidance requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in the current guidance such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance is effective for reporting periods beginning after issuance. The adoption of the guidance on October 1, 2009 did not have a material impact on our consolidated financial statements.

In January 2010, the FASB issued guidance which provides additional requirements and clarifies existing disclosures about fair value measurements.  The guidance requires entities to provide fair value measurement disclosures for each “class” of assets and liabilities, opposed to the old guidance which required disclosures by “major category” of assets and liabilities.  The term “major category” was often interpreted to be a line item on the statement of financial position, whereas the term “class” represents a subset of assets or liabilities within a line item in the statement of financial position, thus expanding on the level of disaggregation.  The guidance also requires an entity to disclose the amounts of significant transfers between Levels 1 and 2, and all significant transfers into and out of Level 3, of the fair value hierarchy.  Furthermore, entities are required to disclose the reasons for those transfers, and the entity’s policy for determining when transfers between levels are recognized.  A description of the valuation techniques and inputs used to determine the fair value of each class of assets or liabilities for Levels 2 and 3 must also be disclosed, including any valuation technique changes and the reason for those changes.  This update further amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements, requiring a separate disclosure of total gains and losses recognized in other comprehensive income and disclosing separately purchases, sales, issuances, and settlements, as opposed to net as previously required.  The guidance is effective for periods ending after December 15, 2009.  The adoption of the guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance clarifying the accounting for distributions to shareholders with components of stock and cash.  Prior to this amendment, it was unclear as to whether the stock portion of a distribution should be accounted for as a new share issuance that is reflected in earnings per share prospectively or as a stock dividend by retroactively restating shares outstanding and earnings per share for all periods presented.  The amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance and is reflected in EPS prospectively and is not a stock dividend.  The guidance is effective for periods ending after December 15, 2009.  The adoption of the guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance related to decreases in the ownership of a subsidiary.  The guidance clarified that any transaction that involves in-substance real estate should be considered under guidance for sales of real estate and is retroactively effective for periods beginning on or after December 15, 2008.  Under this guidance, the transfer of 23% interest in IW JV to Inland Equity for $50,000 was accounted for as a financing transaction and is reflected in “Co-venture obligation” on the consolidated balance sheets.

Subsequent Events

During the period from January 1, 2010 through the date of this 10-K filing, we:

•

issued 738 additional shares of common stock through the DRP resulting in a total of 482,481 of common stock outstanding at February 23, 2010;

•

paid distributions of $15,657, representing $0.0325 per share, to shareholders in January 2010 for the quarter ended December 31, 2009;

•

paid $3,430 to our partner in a consolidated joint venture in full redemption of its interest;

•

funded additional capital of $920 on one existing consolidated development joint venture;

•

funded one earnout of $501 to purchase an additional 5,011 square feet at one existing property;

•

replaced three irrevocable letters of credit for security in mortgage loans with $6,165 of cash collateral;

•

released one $1,247 irrevocable letter of credit for security in a mortgage loan as the loan was repaid on December 31, 2009;

•

borrowed an additional $12,860 of margin debt related to our investment in marketable securities;

•

funded additional capital of $1,384 on one existing unconsolidated development joint venture in connection with the execution of a construction loan modification agreement.  The modification agreement extended the maturity date to September 5, 2014, and resulted in debt forgiveness of $3,897, which reduced construction loans payable;

•

made mortgage payable repayments of $10,128. The stated interest rates of the loans repaid ranged from 5.06% to 5.12%;

•

had $187,437 of mortgage loans that had matured as of December 31, 2009. We have since extended the maturity of $128,385 of these loans from December 1, 2009 to May 1, 2010, made principal payments of $305 and are in the process of negotiating extensions on the remaining $58,747;

•

entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, which expires on March 31, 2010, which is expected to be the loan funding date, to be used to refinance 2010 debt maturities. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%. We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $3,000 and paid $1,050 to extend the rate lock agreement from February 10, 2010 to March 12, 2010;

•

entered into a $101,220 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance a debt maturing in 2010 on an existing property. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest at 6.57% and made a deposit of $2,024 toward this agreement, which will expire on March 11, 2010, which is expected to be the loan funding date;

•

entered into a $9,930 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance debt maturing in 2010 on an existing property. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest at 6.46% and made a deposit of $199 toward this agreement, which will expire on March 11, 2010, which is expected to be the loan funding date;

•

borrowed an additional $60,000 on the line of credit, and

•

obtained an extension through March 15, 2010, which is the date the loan modification is expected to be completed, on a construction loan associated with a consolidated development joint venture.

In January 2010, our board of directors amended the DRP effective March 1, 2010, solely to modify the purchase price to $6.85 per share.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2009, we owned 116 single-user properties of which 102 are net lease properties.

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

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $181,290 higher than its fair value as of December 31, 2009.

Our interest rate risk is monitored using a variety of techniques. The table below presents the mortgages payable, notes payable, margin payable and line of credit maturities and weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes.

The maturity table excludes other financings and co-venture obligations (see Note 1 and Note 11 to the consolidated financial statements).  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements, including the cash management agreement entered into with a lender on December 1, 2009 (see Note 9 to the consolidated financial statements).  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $187,437 of mortgages payable that had matured as of December 31, 2009.  Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing. In addition, we have made principal payments of $305 related to these mortgages payable and are in extension negotiations for the remaining $58,747.

We had $220,598 of variable-rate debt with a weighted average interest rate of 4.38% at December 31, 2009.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2009, interest expense would increase by approximately $2,206 on an annualized basis.

The table incorporates only those interest rate exposures that existed as of December 31, 2009.  It does not consider those interest rate exposures or positions that could arise after that date.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were $24,831, $160,327 and $20,021 for the years ended December 31, 2009, 2008 and 2007, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has started to recover, we have been able to sell marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover in 2010, we could take additional other-than-temporary impairments, which could be material to our operations.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Index

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Reports of Independent Registered Public Accounting Firm

55

Financial Statements

       Consolidated Balance Sheets at December 31, 2009 and 2008

58

       Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended
December 31, 2009, 2008 and 2007

59

       Consolidated Statements of Equity for the Years Ended December 31, 2009, 2008 and 2007

60

       Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

62

       Notes to Consolidated Financial Statements

65

Valuation and Qualifying Accounts (Schedule II)

104

Real Estate and Accumulated Depreciation (Schedule III)

105

Schedules not filed:

All schedules other than the two listed in the Index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Inland Western Retail Real Estate Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for the year ended December 31, 2009. Our audit also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc., and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inland Western Retail Real Estate Trust, Inc.:

We have audited the internal control over financial reporting of Inland Western Retail Real Estate Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the change in method of accounting for noncontrolling interests.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheet of Inland Western Retail Real Estate Trust, Inc. (the Company) and subsidiaries, as of December 31, 2008, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for each of the years in the two-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the 2008 and 2007 information in financial statement schedules II and III. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the 2008 and 2007 information in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 3 to the consolidated financial statements, Inland Western Retail Real Estate Trust, Inc. and subsidiaries retrospectively applied certain reclassifications associated with discontinued operations and upon the adoption of an accounting standard related to noncontrolling interests.

/s/ KPMG LLP

Chicago, Illinois

March 31, 2009, except for Notes 1 and 3, which are as of February 26, 2010

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands, except per share amounts)

2009	2008
Assets		
Investment properties:		
Land	$ 1,435,871	$ 1,493,111
Building and other improvements	5,421,907	5,729,500
Developments in progress	112,173	142,556
	6,969,951	7,365,167
Less accumulated depreciation	(866,169)	(733,661)
Net investment properties	6,103,782	6,631,506
Cash and cash equivalents	125,904	121,167
Investment in marketable securities	29,117	118,421
Investment in unconsolidated joint ventures	78,957	91,553
Accounts and notes receivable (net of allowances of $31,014 and $15,041, respectively)	118,172	140,840
Acquired lease intangibles, net	295,720	364,299
Investment properties held for sale	46,435	58,126
Other assets, net	130,278	80,752
Total assets	$ 6,928,365	$ 7,606,664
Liabilities and Equity		
Liabilities:		
Mortgages and notes payable	$ 4,003,985	$ 4,402,602
Line of credit	107,000	225,000
Accounts payable and accrued expenses	73,793	67,024
Distributions payable	15,657	25,570
Acquired below market lease intangibles, net	103,134	116,034
Other financings	11,887	67,886
Co-venture obligation	50,139	-
Liabilities associated with investment properties held for sale	34,795	39,211
Other liabilities	81,729	67,949
Total liabilities	4,482,119	5,011,276
Redeemable noncontrolling interests	527	19,317
Commitments and contingencies		
Equity:		
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized, 481,743 and 477,566 issued and outstanding at December 31, 2009 and 2008, respectively	482	477
Additional paid-in capital	4,350,484	4,313,163
Accumulated distributions in excess of net loss	(1,920,716)	(1,733,341)
Accumulated other comprehensive income (loss)	11,300	(7,951)
Total shareholders' equity	2,441,550	2,572,348
Noncontrolling interests	4,169	3,723
Total equity	2,445,719	2,576,071
Total liabilities and equity	$ 6,928,365	$ 7,606,664

See accompanying notes to consolidated financial statements

iwest 10-k 12.31.09 final.doc

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2009, 2008 and 2007

 (in thousands, except per share amounts)

2009		2008		2007
Revenues:						
Rental income	$	525,585	$	563,949	$	547,647
Tenant recovery income		121,958		130,581		140,534
Other property income		19,506		19,743		14,523
Insurance captive income		2,261		1,938		1,890
Total revenues		669,310		716,211		704,594
Expenses:						
Property operating expenses		123,312		141,505		132,287
Real estate taxes		94,149		87,778		84,844
Depreciation and amortization		251,096		253,431		244,447
Provision for impairment of investment properties		54,400		80,000		13,560
Loss on lease terminations		13,735		67,092		11,788
Insurance captive expenses		3,655		2,874		1,598
General and administrative expenses		21,191		19,997		16,535
Advisor asset management fee		-		-		23,750
Total expenses		561,538		652,677		528,809
Operating income		107,772		63,534		175,785
Dividend income		10,132		24,010		23,729
Interest income		1,483		4,329		13,671
Gain on contribution of investment properties		-		-		11,749
Gain on extinguishment of debt		-		-		2,486
Equity in (loss) income of unconsolidated joint ventures		(11,299)		(4,939)		96
Interest expense		(237,684)		(213,716)		(205,667)
Co-venture obligation expense		(597)		-		-
Recognized gain (loss) on marketable securities, net		18,039		(160,888)		(19,967)
Impairment of goodwill		-		(377,916)		-
Impairment of investment in unconsolidated entity		-		(5,524)		-
Impairment of notes receivable		(17,322)		-		-
Gain (loss) on interest rate locks		3,989		(16,778)		-
Other (expense) income		(9,611)		(1,062)		237
(Loss) income from continuing operations		(135,098)		(688,950)		2,119
Discontinued operations:						
Operating (loss) income		(6,694)		5,737		3,619
Gain on sales of investment properties		26,383		-		37,296
Income from discontinued operations		19,689		5,737		40,915
Net (loss) income		(115,409)		(683,213)		43,034
Net loss (income) attributable to noncontrolling interests		3,074		(514)		(1,365)
Net (loss) income attributable to Company shareholders	$	(112,335)	$	(683,727)	$	41,669
(Loss) income earnings per common share-basic and diluted:						
Continuing operations	$	(0.27)	$	(1.43)	$	-
Discontinued operations		0.04		0.01		0.09
Net (loss) income attributable to Company shareholders	$	(0.23)	$	(1.42)	$	0.09
Net (loss) income	$	(115,409)	$	(683,213)	$	43,034
Other comprehensive loss:						
Net unrealized gain (loss) on derivative instruments		1,696		(5,516)		-
Net unrealized gain (loss) on marketable securities		35,594		(115,716)		(68,964)
Reversal of unrealized (gain) loss to recognized (gain) loss on marketable securities, net		(18,039)		160,888		19,967
Comprehensive loss		(96,158)		(643,557)		(5,963)
Comprehensive loss attributable to noncontrolling interests		3,074		(514)		(1,365)
Comprehensive loss attributable to Company shareholders	$	(93,084)	$	(644,071)	$	(7,328)
Weighted average number of common shares outstanding-basic and diluted		480,310		481,442		454,287

See accompanying notes to consolidated financial statements

iwest 10-k 12.31.09 final.doc

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Years Ended December 31, 2009, 2008 and 2007

 (in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

 (in thousands, except per share amounts)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

See accompanying consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

 (in thousands, except per share amounts)

See accompanying consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2009, 2008 and 2007

 (in thousands, except per share amounts)

See accompanying consolidated financial statements

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of December 31, 2009, the Company had issued 66,082 shares through its DRP at prices ranging from $8.50 to $10.00 per share for gross proceeds of $642,772 and had repurchased a total of 43,823 shares through its SRP (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 481,743 and had realized total net offering proceeds of $4,805,478 as of December 31, 2009.

On November 15, 2007, pursuant to an agreement and plan of merger approved by its shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which provided business management/advisory and property management services to the Company. Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.  Under the terms of the plan of merger, 55% of the 37,500 shares of the Company’s common stock were deposited into an escrow fund, subject to terms and conditions.  On November 12, 2009, the disbursement period to release the shares had been extended to May 15, 2010.

The Company accounted for the merger transaction as a consummation of a business combination between parties with a pre-existing relationship. According to accounting principles generally accepted in the United States (GAAP), the settlement of an executory contract in a business combination as a result of a preexisting relationship should be measured at the lesser of (a) the amount by which the contract is favorable or unfavorable from the perspective of the acquirer when compared to pricing for current market transactions for the same or similar items or (b) any stated settlement provisions in the contract available to the counterparty to which the contract is unfavorable. The Company has determined that its agreements with its former business manager/advisor and property managers resulted in zero allocation of the purchase price to contract termination costs. The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction. The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill.

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

The following table summarizes the estimated fair values of the allocation of the purchase price:

As a result of the Company’s impairment test conducted during the fourth quarter of 2008, the Company determined that the entire goodwill balance was impaired and, as such, the Company recorded impairment of $377,916. See Note 13 for additional information on goodwill.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development and leasing costs; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2008 and 2007 consolidated financial statements to conform to the 2009 presentation.  In addition, on January 1, 2009, the Company adopted guidance on noncontrolling interests that required retrospective application, in which all periods presented reflect the necessary changes.

It is the Company’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, the Company is executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with the Company’s intention to operate with what it believes to be a conservative debt capitalization policy.  The Company’s other sources of capital include proceeds from sales of developed and non-core assets, proceeds from the sales of securities in the Company’s marketable securities portfolio, and existing unrestricted cash balances.  In addition, the Company is focused on controlling operating expenses and deferring certain discretionary capital expenditures and has reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  The Company will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.

For the year ended December 31, 2009, the Company has refinanced $1,034,462 through new mortgage financing and principal paydowns, repaid an additional $70,242 and retired through asset sales $208,552 of maturing debt.  As of December 31, 2009, the Company had $187,437 of mortgages payable that had matured. Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing.  In addition, the Company has made principal payments of $305 related to these mortgages payable and is in extension negotiations for the remaining $58,747.  As of December 31, 2009, the Company had $968,947 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in 2010. Of this amount, the Company has subsequently made mortgage payable repayments of $10,128.  The Company also has $469,741 of mortgages payable under application or commitment, subject to customary lender due diligence, with $96,925 of existing commitment proceeds remaining to be allocated.  The Company is in the process of allocating the remaining commitments, marketing, planning to seek extensions or planning to sell properties relating to the remaining $489,078 of 2010 maturities, which are primarily maturing in the latter half of the year.  The Company’s current business plan indicates that it will be able to operate in compliance with its loan covenants under its secured line of credit agreement (see Note 10), as amended, in 2010 and beyond if the Company elects to extend the credit agreement upon its original maturity in October 2010.    In light of current economic conditions, the Company may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations of the remaining 2009 and 2010 debt maturities, which may cause an acceleration of its secured line of credit and trigger

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership is summarized below:

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets, as defined by the Financial Accounting Standards Board (FASB)). The Company also consolidates entities that are not VIEs in which it has financial and operating control in accordance with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the limited liability company (LLC) or limited partnership (LP) agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Other financings” in the accompanying consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.  In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the LLC is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Co-venture obligation” in the accompanying consolidated balance sheets.  Expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC agreement.

In December 2007, the FASB issued accounting guidance on noncontrolling interests in consolidated financial statements, effective for fiscal years beginning on or after December 15, 2008.  The Company adopted the guidance on January 1, 2009.  The guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  As a result of the adoption of the guidance on noncontrolling interests, the Company retrospectively adjusted all periods presented in the consolidated financial statements for the balances related to the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

noncontrolling interests associated with the insurance association captive and two consolidated joint venture investments to permanent equity.  Noncontrolling interests associated with the Company’s other consolidated joint venture investments continue to be classified outside of permanent equity as those interests are redeemable by the Company at the discretion of the noncontrolling interest holder.  The Company made this determination based on an evaluation of the terms in applicable agreements, specifically the redemption provisions.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of December 31, 2009 and 2008, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment was made during the year ended December 31, 2009 and 2008.

On the consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the years ended December, 2009 and 2008:

Effective January 1, 2009, the Company transferred real estate and $3,438 to a venture partner in redemption of its interest in the venture.  The transaction was accounted for at fair value, with the carrying value of the non-monetary assets exceeding the estimated fair value, and resulted in a loss of $3,447.  Such loss is included in “Other (expense) income” in the accompanying consolidated statements of operations and other comprehensive loss and was fully allocated to the partner pursuant to the joint venture agreement.  On April 15, 2009, a final cash payment of $1,048 was made.

During 2009, the Company paid certain joint venture partners for the redemption of their interests in certain consolidated joint ventures.

On January 16, 2009, the Company paid a venture partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $3,410 for the full redemption of its interest in a consolidated joint venture.

On April 28, 2009, the Company paid a venture partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $5,812 for the full redemption of its interest in a consolidated joint venture.  Included in the payment was accrued preferential return in the amount of $114.

On June 4, 2009, the Company paid certain venture partners, whose interests were previously classified in “Other financings” in the accompanying consolidated balance sheets, $40,539 for the redemption of all or a part of their interests in various consolidated joint ventures.

On June 29, 2009, the Company paid a venture partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $6,352 for the full redemption of its interest in a consolidated joint venture.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized in 2006 with $750 in cash from the original members IREC, IARETI, a non-affiliated entity which withdrew from the Captive in October 2007, and the Company, of which the Company’s initial contribution was $188.  In August 2009, IDRETI was admitted as a member to the Captive with an initial contribution of $188, at the approval of the members.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that the Captive is a VIE and the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

On November 29, 2009, the Company formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by the Company, and therefore consolidated, has an aggregate of $1,040,665 in total assets and will continue to be managed and operated by the Company.  Inland Equity is a newly-formed LLC owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of the common stock of the Company, and Robert D. Parks, who is the Chairman of the Board of the Company and affiliates of The Inland Real Estate Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

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

In December 2007, the FASB issued accounting guidance on business combinations, which establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, if any; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The guidance was effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company adopted the guidance on January 1, 2009 and all subsequent real estate acquisitions are accounted for accordingly, as the Company believes most operating real estate assets meet the revised definition of a business under the guidance.

The Company allocates the purchase price of each acquired investment property between the estimated fair values of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, the value of customer relationships, if any, and goodwill if determined to meet the definition of a business under the guidance.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that help support the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated, acquired in-place lease value based on

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors, including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $46,508, $50,413 and $50,398 for the years ended December 31, 2009, 2008 and 2007, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market leases with fixed rate renewals.  Amortization pertaining to the above market lease value of $6,307, $7,156 and $7,259 for the years ended December 31, 2009, 2008 and 2007, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value of $8,647, $9,660 and $10,459 for the years ended December 31, 2009, 2008 and 2007, respectively, was applied as an increase to rental income.

The following table presents the amortization during the next five years and thereafter related to the acquired in-place lease value and acquired above and below market lease intangibles for properties owned at December 31, 2009:

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

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flows, which is based upon many factors which requires the Company to make difficult, complex or subjective judgments.  Such assumptions include, but are not limited to, projecting vacancy rates, rental rates, operating expenses, lease terms, tenant financial strength, economic factors, demographics, property location, capital expenditures, holding period, capitalization rates and sales value.  An investment property is considered to be impaired when the estimated future undiscounted operating cash flows are less than its carrying value.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.

To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for impairment of investment properties.

Below is a summary of impairment losses for the years ended December 31, 2009, 2008 and 2007:

Impairment of consolidated investment properties is included in “Provision for impairment of investment properties” on the accompanying consolidated statements of operations and other comprehensive loss, except for $10,300, which is included in discontinued operations in 2009.  The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties and investments in unconsolidated joint ventures will not occur in future periods. The Company’s tests for impairment at December 31, 2009 were based on the most current information available to the Company.  If the conditions mentioned above deteriorate further or if the Company’s plans regarding the Company’s assets change, subsequent tests for impairment could result in additional impairment charges in the future.  Furthermore, certain of the Company’s properties had fair values less than their carrying amounts.  However, based on the Company’s plans with respect to those properties, the Company believes that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken.  Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in developments in progress are reclassified to land and building and other improvements.  Development payables of $485 and $4,339 at December 31, 2009 and 2008, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.  During the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest cost of $1,194, $7,485 and $4,438, respectively.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off the depreciation and amortization associated with the applicable asset group.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $13,735, $67,092 and $11,788 for the years ended December 31, 2009, 2008 and 2007, respectively.

Investment Properties Held For Sale: In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company has received a significant non-refundable deposit for the purchase of the investment property; (vi) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vii) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.

If all of the above criteria are met, the Company classifies the investment property as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.  There was one single-user property classified as held for sale at December 31, 2009 and one multi-tenant property classified as held for sale at December 31, 2008.  Refer to Note 3 for more information.

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

Marketable Securities: Investments in marketable securities are classified as “available-for-sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that the Company determines are other-than-temporary are recorded as recognized gain (loss) on marketable securities on the consolidated statements of operations and other comprehensive loss.

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

Notes receivable are evaluated for impairment.  The allowance for uncollectable notes receivable is the Company’s best estimate of the amount of credit losses in the Company’s existing notes.  The allowance is determined upon a review of the applicable facts and circumstances.  A note is impaired if it is probable that the Company will not collect all principal

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

and interest contractually due. The impairment is measured based on the present value of expected future cash flows discounted at a current market rate or on the fair value of the collateral when foreclosure is probable. The Company does not accrue interest when a note is considered impaired. When ultimate collectability of the principal balance of the impaired note is in doubt, all cash receipts on the impaired note are applied to reduce the principal amount of the note until the principal has been recovered and is recognized as interest income thereafter.  Based upon the Company’s judgment, one note receivable with a balance of $300 was impaired and fully reserved for as of December 31, 2009 and 2008 and one other note receivable with a balance of $16,909 was impaired and fully reserved for as of December 31, 2009.  These amounts are included in the allowance for doubtful accounts in the consolidated balance sheets.

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

Derivative Instruments and Hedging Activities: The Company adopted accounting guidance as of January 1, 2009, which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

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

Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of December 31, 2009 and 2008.

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

The Company records lease termination income if there is a signed termination letter agreement, all of the conditions of the agreement have been met, the tenant is no longer occupying the property and collectability is reasonably assured.  Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate, in accordance with its policy related to loss on lease terminations.

The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company earned percentage rental income of $6,338, $6,425 and $1,677 for the years ended December 31, 2009, 2008 and 2007, respectively.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  The Company received $1,231, $3,067 and $4,790 of these payments during the years ended December 31, 2009, 2008 and 2007, respectively.

Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

with the property.  During the year ended December 31, 2009, the Company sold eight investment properties.  Refer to Note 3 for further information.  No investment properties were sold during the year ended December 31, 2008.

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

Loan Fees: Loan fees are generally amortized, using the effective interest method (or other methods which approximate the effective interest method), over the life of the related loans as a component of interest expense.  Debt prepayment penalties and certain fees associated with exchanges or modifications of debt are expensed as incurred as a component of interest expense.

Segment Reporting: The Company assesses and measures operating results of its properties based on net property operations. The Company internally evaluates the operating performance of its portfolio of properties and does not differentiate properties by geography, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as the Company evaluates the aggregate performance of the properties.

New Accounting Pronouncements

In April 2009, the FASB issued accounting guidance in order to clarify the application of fair value measurements in the current economic environment, modify the recognition of other-than-temporary impairments of debt securities, and require companies to disclose the fair values of financial instruments in interim periods.  This guidance, as more fully discussed below, is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company elected to early adopt the guidance as of January 1, 2009.

•

First, the guidance provides clarity in calculating fair value in a disorderly market or a market with little activity.  The adoption of this guidance did not have a material impact on the consolidated financial statements as (a) the Company’s fair value measurements of investments in marketable securities are classified as Level 1 fair value measurements, (b) the Company’s fair value measurements of derivative instruments are based on the current and forward term structures of interest rates for which there has not been a significant decline in the volume and level of activity, and (c) although the Company’s fair value measurements are made for certain disclosures, except as disclosed in Note 17, the carrying values of these items approximate their fair values and are based on inputs for which the volume and level of activity have not significantly decreased;

•

Second, the guidance defines other-than-temporary impairment as it relates to debt securities.  The Company’s investments in marketable securities primarily consist of perpetual preferred stock of other publicly traded real estate companies.  However, given the credit characteristics associated with these securities, the Company treats these securities as equity securities and accordingly the adoption of the guidance did not have a material impact on the Company’s consolidated financial statements;

•

Third, the guidance requires enhanced interim fair value disclosures similar to the required annual disclosures. The adoption of the guidance resulted in certain incremental disclosures as presented within Note 17.

In May 2009, the FASB issued accounting guidance related to subsequent events, which introduces the concept of financial statements being available to be issued as a measurement date.  Under the guidance, the effects of events that occur subsequent to the balance sheet date should be evaluated through the date the financial statements are either “issued” or “available to be issued.”  The guidance defines financial statements that are “issued” as being widely distributed to shareholders and other financial statement users for general use, and “available to be issued” as being complete in form and format that complies with GAAP and having all necessary approvals.  As the Company widely distributes financial statements to financial statement users and evaluates subsequent events through the issuance date, the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

adoption of the guidance on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements. Refer to Note 20 for subsequent events disclosures.

In June 2009, the FASB issued accounting guidance which recodified accounting guidance within the hierarchy of GAAP.  This Codification has become the exclusive source of authoritative U.S. GAAP for nongovernmental entities, except for Securities and Exchange Commission (SEC) rules and interpretive releases, which are also authoritative GAAP for SEC registrants.  All content in the Codification will carry the same level of authority, essentially modifying the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  This guidance is effective for interim periods ending after September 15, 2009.  The Company adopted the guidance as of July 1, 2009 and it did not have a material impact on the consolidated financial statements and notes to the financial statements, aside from changing the nomenclature used to reference accounting literature.

In August 2009, the FASB issued accounting guidance which proposes new, and clarifies existing, disclosures about fair value measurements. The guidance requires clarification for circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (1) a valuation technique that uses either the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as an asset; or (2) another valuation technique that is consistent with the principles in the current guidance such as the income and market approach to valuation. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update further clarifies that if the fair value of a liability is determined by reference to a quoted price in an active market for an identical liability, that price would be considered a Level 1 measurement in the fair value hierarchy. Similarly, if the identical liability has a quoted price when traded as an asset in an active market, it is also a Level 1 fair value measurement if no adjustments to the quoted price of the asset are required. The guidance is effective for reporting periods beginning after issuance. The adoption of the guidance on October 1, 2009 did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance which provides additional requirements and clarifies existing disclosures about fair value measurements.  The guidance requires entities to provide fair value measurement disclosures for each “class” of assets and liabilities, opposed to the old guidance which required disclosures by “major category” of assets and liabilities.  The term “major category” was often interpreted to be a line item on the statement of financial position, whereas the term “class” represents a subset of assets or liabilities within a line item in the statement of financial position, thus expanding on the level of disaggregation.  The guidance also requires an entity to disclose the amounts of significant transfers between Levels 1 and 2, and all significant transfers into and out of Level 3, of the fair value hierarchy.  Furthermore, entities are required to disclose the reasons for those transfers, and the entity’s policy for determining when transfers between levels are recognized.  A description of the valuation techniques and inputs used to determine the fair value of each class of assets or liabilities for Levels 2 and 3 must also be disclosed, including any valuation technique changes and the reason for those changes.  This update further amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements, requiring a separate disclosure of total gains and losses recognized in other comprehensive income and disclosing separately purchases, sales, issuances, and settlements, as opposed to net as previously required.  The guidance is effective for periods ending after December 15, 2009.  The adoption of the guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance clarifying the accounting for distributions to shareholders with components of stock and cash.  Prior to this amendment, it was unclear as to whether the stock portion of a distribution should be accounted for as a new share issuance that is reflected in earnings per share prospectively or as a stock dividend by retroactively restating shares outstanding and earnings per share for all periods presented.  The amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance and is reflected in EPS prospectively and is not a stock dividend.  The guidance is effective for periods ending after December 15, 2009.  The adoption of the guidance did not have a material impact on the consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In January 2010, the FASB issued guidance related to decreases in the ownership of a subsidiary.  The guidance clarified that any transaction that involves in-substance real estate should be considered under guidance for sales of real estate and is retroactively effective for periods beginning on or after December 15, 2008.  Under this guidance, the transfer of 23% interest in IW JV to Inland Equity for $50,000 was accounted for as a financing transaction and is reflected in “Co-venture obligation” on the consolidated balance sheets.

(3)  Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model, which utilizes asset management as a key component of monitoring its investment properties, to ensure that each property continues to meet expected investment returns and standards.  This strategy calls for the Company to sell properties that do not meet its standards.

On January 15, 2009, the Company closed on the sale of an approximately 172,400 square foot multi-tenant lifestyle center located in Larkspur, California, with a sales price of $65,000, which resulted in net sales proceeds of $31,123 and a gain on sale of $12,223 as the criteria under the full accrual method were met as of this date.  The sale resulted in the repayment of $33,630 of debt.  This property qualified for held for sale accounting treatment during the fourth quarter of 2008, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheets as of December 31, 2008 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

On April 30, 2009, the Company closed on the sale of two single-user office buildings with an aggregate sales price of $99,000, which resulted in net sales proceeds of $34,572 and a gain on sale of $7,010.  The properties were located in Salt Lake City, Utah and Greensboro, North Carolina with approximately 395,800 and 389,400 square feet, respectively.  The sale resulted in the assumption of debt in the amount of $63,189 by the purchaser.

On June 24, 2009, the Company closed on the sale of an approximately 185,200 square foot single-user office building, located in Canton, Massachusetts with a sales price of $62,632, which resulted in net sales proceeds of $17,991 and a gain on sale of $2,337.  The sale resulted in the assumption of debt in the amount of $44,500 by the purchaser.

On October 9, 2009, the Company closed on the sale of an approximately 149,700 square foot single-user property located in Jonesboro, Arkansas, with a sales price of $9,400 which resulted in net proceeds of $3,085, and the repayment of debt of $6,089 which had matured.

On October 30, 2009, the Company closed on the sale of an approximately 185,000 square foot multi-tenant property located in Santa Clara, California, with a sales price of $90,525, which resulted in net sales proceeds of $34,304 and a gain on sale of $5,010.  The sale resulted in the assumption of debt in the amount of $52,800 by the purchaser.

On November 10, 2009, the Company closed on the sale of an approximately 57,200 square foot single-user property located in Wilmington, North Carolina, with a sales price of $5,400, which resulted in net sales proceeds of $1,309.  The sale resulted in the repayment of debt in the amount of $3,960 which had matured.

On December 1, 2009, the Company closed on the sale of an approximately 44,300 square foot single-user property located in Mountain Brook, Alabama, with a sales price of $6,100, which resulted in net sales proceeds of $1,560.  The sale resulted in the repayment of debt in the amount of $4,384.

On September 14, 2009, the Company entered into a contract to sell a 100,000 square foot medical center located in Cupertino, California.  This property qualified for held for sale accounting treatment during the fourth quarter of 2009, at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria. As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the investment properties sold or held for sale during the years ended December 31, 2009, 2008 and 2007 are presented in the table below:

The following assets and liabilities relate to one investment property which was classified as held for sale as of December 31, 2009 (see December 31, 2009 column) and one other investment property which was classified as held for sale as of December 31, 2008 (see December 31, 2008 column), and are presented in the table below:

(4)  Transactions with Related Parties

On November 15, 2007, the Company acquired its business manager/advisor and property managers in exchange for 37,500 newly issued shares of its stock.  Under the terms of the plan of merger, 55% of the 37,500 shares of the Company’s common stock were deposited into an escrow fund, subject to terms and conditions.  The business manager/advisor and property managers became subsidiaries of the Company.  Prior to the merger, the Company paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to its former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of the Company’s average invested assets as of the last day of the immediately preceding quarter.  The Company’s business manager/advisor was entitled to maximum fees of $68,083 for the year ended December 31, 2007.  The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result the Company only incurred fees to its business manager/advisor totaling $23,750 for the year ended December 31, 2007.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, however, the property management fees are

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

eliminated in consolidation and replaced by the actual operating expenses of the property managers.  The Company incurred property management fees of $30,036 for the year ended December 31, 2007.

Prior to the merger, the business manager/advisor and property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the year ended December 31, 2007, the Company incurred $6,296 of these reimbursements.  None of the reimbursements remained unpaid at December 31, 2008.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested.  Subject to the Company’s approval and the investment guidelines it provides to them, the Inland affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland affiliate has also been granted power to vote all investments held in the account.  The Company incurred fees totaling $67, $1,390 and $2,107 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, fees of $20 and $160 remained unpaid, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor agreed to waive all fees due at the request of the Company.  Fees were incurred again beginning on October 1, 2009.

An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.  Such fees totaled $372, $405 and $562 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2009, 2008 and 2007, the Company had incurred none, $1,330 and $873, respectively, in loan fees to this Inland affiliate.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  The Company incurred none, $19 and $134 of such costs for the years ended December 31, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

On April 30, 2009, the Company sold two single-user office buildings to IARETI with an aggregate sales price of $99,000, which resulted in net sales proceeds of $34,572 and a gain on sale of $7,010.  The properties were located in Salt Lake City, Utah and Greensboro, North Carolina with approximately 395,800 square feet and 389,400 square feet, respectively.  The sale resulted in the assumption of debt in the amount of $63,189 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of these transactions to the Company’s board of directors.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On June 24, 2009, the Company sold an approximately 185,200 square foot single-user office building located in Canton, Massachusetts, to IARETI with a sales price of $62,632, which resulted in net sales proceeds of $17,991 and a gain on sale of $2,337.  The sale resulted in the assumption of debt in the amount of $44,500 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of this transaction to the Company’s board of directors.

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  The Company incurred $34, $10 and $257 during the years ended December 31, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with the Company, where that Inland affiliate will provide the Company with certain legal services in connection with the Company’s real estate business.  The Company will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred $551, $500 and $897, respectively, of these costs.  Legal services costs totaling $123 and $189 remained unpaid as of December 31, 2009 and 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company has consulting agreements with Daniel L. Goodwin, Robert D. Parks, the Company’s chairman, and G. Joseph Cosenza, who each provide it with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to the Company as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by it and its board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by the Company’s board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  The Company may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but the Company is obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2009, 2008 and 2007.

The Company has service agreements with certain Inland affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that the Company obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2009, 2008 and 2007, the Company incurred $3,027, $2,814 and $3,141, respectively, of these reimbursements.  Of these costs, $194 and $209 remained unpaid as of December 31, 2009 and 2008, respectively.  The services are to be provided on a non-exclusive basis in that the Company shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

The Company subleases its office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of its proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by the Company over a period of five years.  The sublease calls for an initial term of five years which expires

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

in November 2012, with one option to extend for an additional five years.  Of these costs, $175 and none remained unpaid as of December 31, 2009 and 2008, respectively.

On December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV.  Refer to Notes 1 and 11 for additional information.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

(5)  Marketable Securities

Investment in marketable securities of $29,117 and $118,421 (original cost basis of $83,730 and $296,457, respectively) as of December 31, 2009 and 2008, respectively, consists of preferred and common stock investments which are classified as available-for-sale and recorded at fair value.  Unrealized holding gains and losses on available-for-sale securities are excluded from earnings (losses) and reported as a separate component of other comprehensive loss until realized.  Recognized gains and losses from the sale of available-for-sale securities are determined on a specific identification basis.  Dividend income is recognized when earned.

Net unrealized gain (loss) was equal to $35,594, $(115,716) and $(68,964) for the years ended December 31, 2009, 2008 and 2007, respectively.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized losses of $24,831, $160,327 and $20,021, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the years ended December 31, 2009, 2008 and 2007, the Company recognized net gain (loss) of $42,870, $(561) and $54, respectively, on sales of securities.

During the years ended December 31, 2009, 2008 and 2007, dividend income of $10,132, $24,010 and $23,729, respectively, was earned on marketable securities and is included in “Dividend income” in the accompanying consolidated statements of operations and other comprehensive loss.  As of December 31, 2009 and 2008, $112 and $2,062, respectively, of dividend income remained unpaid and is included in “Other assets” in the accompanying consolidated balance sheets.

Of the investments held as of December 31, 2009, the Company had gross unrealized gains of $12,432 and gross unrealized losses of $61 recorded in “Accumulated other comprehensive income (loss).”  The Company does not consider the investments with gross unrealized losses to be other than temporarily impaired as of December 31, 2009.  The Company evaluates investments for impairment quarterly.  If the Company concludes that an investment is other than temporarily impaired, an impairment charge will be recognized during that period.

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2009 were as follows:

This table includes one security position which was in an unrealized loss position at December 31, 2009.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Gross unrealized losses on marketable securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position at December 31, 2008 were as follows:

This table includes 19 security positions which were in an unrealized loss position at December 31, 2008.

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of December 31, 2009 and 2008, there had been a total of 105 and 70, respectively, options granted, none of which had been exercised or expired.

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

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $24, $8 and $2 related to these stock options was recorded during the years ended December 31, 2009, 2008 and 2007, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,577, $25,346 and $22,279, as of December 31, 2009, 2008 and 2007, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees, and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent, as well as, all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $2,015, $2,199 and $2,820, for the years ended December 31, 2009, 2008 and 2007, respectively.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

The remaining lease terms range from one year to seventy-two years.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the years ended December 31, 2009, 2008 and 2007, ground lease rent expense was $10,074, $10,814 and $9,445, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations and other comprehensive loss.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  For the years ended December 31, 2009, 2008 and 2007, office rent expense was $810, $774 and $134, respectively, and is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss.  Minimum future rental payments to be paid under the ground leases and office leases are as follows:

(8)  Notes Receivable

The Company has provided mortgage and development financing to third parties.

The following table summarizes the Company’s notes receivable at December 31, 2009 and 2008:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at December 31, 2009 and 2008:

Mortgages Payable

Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of December 31, 2009 were $3,828,625 and had a weighted average interest rate of 5.57% at December 31, 2009.  Of this amount, $3,715,027 had fixed rates ranging from 4.25% to 10.24% and a weighted average fixed rate of 5.63% at December 31, 2009.  The remaining $113,598 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.56% at December 31, 2009.  Properties with a net carrying value of $5,649,570 at December 31, 2009 and related tenant leases are pledged as collateral of the mortgage loans.  Development properties with a net carrying value of $88,524 at December 31, 2009 and related tenant leases are pledged as collateral of the construction loans.  As of December 31, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the year ended December 31, 2009, the Company obtained mortgage payable proceeds of $849,938 and made mortgage payable repayments of $1,152,767.  Included in these amounts are $500,000 of mortgage payable proceeds and $626,965 of mortgage payable repayments related to the debt refinancing transaction for IW JV as discussed in Note 1. See the notes payable section below for additional information on $125,000 of notes payable proceeds also obtained as part of this refinancing transaction.  In addition, $160,489 of mortgage debt was assumed by the purchaser in the sales of investment properties.  The new mortgages payable that the Company entered into during the year ended December 31, 2009 have interest rates ranging from 1.64% to 8.00% and maturities from two to ten years.  The stated interest rates of the loans repaid or assumed during the year ended December 31, 2009 ranged from 1.86% to 6.50%.  The Company also entered into modifications of existing loan agreements which extended the maturities of $131,051 of mortgages payable up to three years.

On December 1, 2009, the Company and the lender involved in the IW JV debt refinancing transaction (as referenced above and discussed more fully in Note 1) entered into a cash management agreement that requires all rents and other revenues to be deposited directly into a lockbox account established by the lender. In the event of a default, as defined, or the debt service coverage ratio falling below 1.09, the cash management agreement provides that excess cash flow, as defined, be held in a reserve account by lender as additional security and not disbursed to the Company until the earlier of a cash sweep event cure, as defined, or the repayment of the mortgage loan, senior mezzanine note and junior mezzanine note.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of December 31, 2008 were $4,295,834 and had a weighted average interest rate of 4.88% at December 31, 2008. Of this amount, $4,060,067 had fixed rates ranging from 3.99% to 7.48% and a weighted average fixed rate of 4.94% at December 31, 2008.  Excluding the mortgage debt assumed from sellers at acquisition and debt of consolidated joint venture investments, the highest fixed rate on the Company’s mortgage debt was 5.94%.  The remaining $235,767 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.81% at December 31, 2008.  Properties with a net carrying value of $6,158,082 at December 31, 2008 and related tenant leases are pledged as collateral.  Development properties with a net carrying value of $112,300 at December 31, 2008 and related tenant leases are pledged as collateral of the construction loans.  As of December 31, 2008, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as, reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2009, the Company has guaranteed $60,543 of the outstanding mortgages payable (see Note 18).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of December 31, 2009, the Company had $187,437 of mortgages payable that had matured. Of this amount, the maturity date for $128,385 of mortgages payable has since been extended to May 1, 2010 and the total amount is under application for new mortgage financing.  In addition, the Company has made principal payments of $305 related to these mortgages payable and is in extension negotiations for the remaining $58,747.  As of December 31, 2009, the Company had $968,947 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in 2010. Of this amount, the Company has subsequently made mortgage payable repayments of $10,128. The Company also has $469,741 of mortgages payable under application or commitment, subject to customary lender due diligence, with $96,925 of existing commitment proceeds remaining to be allocated. The Company is in the process of allocating the remaining commitments, marketing, planning to seek extensions or planning to sell properties relating to the remaining $489,078 of 2010 maturities, which are primarily maturing in the latter half of the year.

As of December 31, 2009, the Company was in compliance with all financial covenants related to the outstanding mortgages payable.

Notes Payable

Notes payable outstanding as of December 31, 2009 and 2008, were $175,360 and $50,428, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  The remaining $360 and $428, respectively, is a ten year $600 note, net of amortization, with a third party that bears interest at a rate of 2.00%.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2009, the Company obtained notes payable proceeds of $125,000 from a third party lender related to the debt refinancing transaction for IW JV as discussed in Note 1. The following table summarizes these notes payable as of December 31, 2009:

See the mortgages payable section above for additional information on the cash management agreement applicable to the senior mezzanine and junior mezzanine notes payable.

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

During 2008, the Company executed two interest rate swaps, as described more fully below, to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income (loss)” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2009 and 2008, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive income (loss)” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During 2010, the Company estimates that an additional $2,910 will be reclassified as an increase to interest expense.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

As of December 31, 2009 and 2008, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2009 and 2008.

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2009 and 2008.

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk on these transactions by transacting with major creditworthy financial institutions.  As part of the Company’s on-going control procedures, it monitors the credit ratings of counterparties and the exposure to any single entity, which minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

The Company’s agreements with each of its derivative counterparties also contains a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all its assets to another entity and the creditworthiness of the resulting, surviving, or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.

As of December 31, 2009, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $4,257. As of December 31, 2009, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

at December 31, 2009, it could have been required to settle its obligations under the agreements at their termination value of $4,257.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of December 31, 2009 and 2008, the Company had recorded a payable of none and $56,340, respectively, for securities purchased on margin.    This debt bears a variable interest rate of LIBOR plus 35 basis points.  At December 31, 2009, this rate was equal to 0.58%.  Interest expense on this debt in the amount of $252, $3,443 and $3,481 is recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2009, 2008 and 2007, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the year ended December 31, 2009, the Company borrowed an additional $29,750 on its margin account and paid down $86,090 to reduce its payable to none as of December 31, 2009.

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

The maturity table excludes other financings and co-venture obligation as described in Note 1 and Note 11.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements, including the cash management agreement discussed in the notes payable section above.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $187,437 of mortgages payable that had matured as of December 31, 2009 in the 2010 column. See the mortgages payable section above for additional information on how the Company is addressing its 2009 and 2010 mortgages payable maturities.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

On April 17, 2009, the Company entered into an amendment to the credit agreement.  The terms of the amendment to the credit agreement stipulate:

•

a reduction of the aggregate commitment from $225,000 to $200,000 at closing, eliminating the optional borrowing capacity of $75,000;

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

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants including a reduction in the maximum advance rate on the appraised value of the collateral pool from 80% to 60% and minimum requirements related to the value of the collateral pool, the number of properties included in the collateral pool, leverage and debt service coverage beginning March 31, 2010;

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

In exchange for these changes, certain of the financial covenants under the credit agreement have been modified, namely the leverage ratio, minimum net worth and fixed charge coverage covenants, retroactive to January 1, 2009.  In addition to the eight properties that were included in the initial collateral pool, the Company added three more properties during the third quarter.  At September 30, 2009, the total appraised value of the retail assets in the collateral pool was approximately $236,910. In accordance with the terms of the agreement, the collateral pool will be appraised again on March 31, 2010.  As of December 31, 2009, the Company was in compliance with all of the financial covenants under the credit agreement with the exception of the requirement to limit the common stock dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations. The Company has since obtained the necessary approval from the lenders waiving this covenant as of December 31, 2009.  The outstanding balances on the line of credit December 31, 2009 and 2008 were $107,000 and $225,000, respectively.

(11)  Co-venture Obligation

As discussed in Note 1, on December 1, 2009, the Company transferred a 23% noncontrolling interest in IW JV to a related party, Inland Equity, in exchange for $50,000.

The Company is the controlling member in IW JV.  The organizational documents of IW JV contains provisions that require the entity to be liquidated through the sale of its assets upon reaching a future date as specified in the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

organizational document or through a call arrangement.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds from liquidation to the noncontrolling interest partner only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  In addition, at any time after 90 days from the date of Inland Equity’s contribution, the Company has the option to call Inland Equity’s interest in IW JV for an amount which is the greater of either: (a) fair market value of Inland Equity’s interest or (b) $50,000, plus an additional distribution of $5,000 and any unpaid preferred return or promote.  Since the outside ownership interest in IW JV is subject to a call arrangement, the transaction does not qualify as a sale and is accounted for as a financing arrangement.  Accordingly, IW JV is treated as a 100% owned subsidiary by the Company with the amount due to Inland Equity reflected as a financing in “Co-venture obligation” in the accompanying consolidated balance sheets.

If Inland Equity retains an ownership interest in IW JV through the liquidation of the joint venture, Inland Equity may be entitled to receive an additional distribution of $5,000, depending on the availability of proceeds at the time of liquidation.

Pursuant to the terms of the IW JV agreement, Inland Equity earns a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance.  Inland Equity earns an additional 5% annually, set aside monthly and paid quarterly, if the portfolio net income is above a target amount as specified in the agreement.  Expense is recorded on such liability in the amount equal to the preferred return, incentive and other compensation due to Inland Equity as provided by the LLC agreement and is included in “Co-venture obligation expense” in the accompanying consolidated statements of operations and other comprehensive loss.

The Company currently anticipates exercising its call option prior to reaching the liquidation date.  As a result, the Company is accreting the estimated additional amount it would be required to pay upon exercise of the call option over the anticipated exercise period of three years.

 (12)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations and other comprehensive loss includes the Company’s share of net income or loss from the unconsolidated joint venture.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland were $1,699, $1,581, and $2,229, for the years ended December 31, 2009, 2008, and 2007, respectively.  The Company received net cash distributions from MS Inland totaling $4,176, $4,910, and $2,719, for the years ended December 31, 2009, 2008, and 2007, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $326, $320, and $214 of amortization related to this difference for the years ended December 31, 2009, 2008, and 2007, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price, or current market value if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $1,193, $1,209, $786 during the years ended December 31, 2009, 2008, and 2007, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton, at December 31, 2009 and 2008, are based upon the maximum capital contribution obligations under the terms of the joint venture.  During the year ended December 31, 2009, Hampton determined that the carrying value of certain of its assets were not recoverable and accordingly recorded an impairment loss in the amount of $9,411, of which the Company’s share is $9,062.  Impairment loss was recorded during the year ended December 31, 2008 in the amount of $3,639, of which the Company’s share was $3,504.  No impairment loss was recorded during the year ended December 31, 2007.  The Company’s share of net loss in Hampton was $13,282, $6,664, and none for years ended December 31, 2009, 2008, and 2007, respectively, and is included in “Equity in (loss) income of unconsolidated joint venture” in the accompanying consolidated statements of operations and other comprehensive loss.

On July 10, 2009, Hampton Leased sold a leasehold asset for $150.  Also, during the year ended December 31, 2009, the right to possess two leasehold assets was judicially revoked without opposition from Hampton Leased.  These assets were previously impaired and had no carrying value at the time of termination.  During the year ended December 31, 2008, one leasehold asset expired and was not renewed by Hampton Leased.

On October 20, 2009, Hampton Leased assigned the rights and liabilities to the four remaining leasehold assets to the previous owner, which resulted in a loss of $682.

The Company previously held an investment in an unconsolidated joint venture, San Gorgonio Village.  During the year ended December 31, 2008, the Company determined that its investment in San Gorgonio Village was not recoverable as a result of construction cost overruns and uncertainty regarding the Company’s intentions to continue with the development project. As a result, a $5,524 impairment loss was recorded on the Company’s investment in this unconsolidated joint venture and is included in “Impairment of investment in unconsolidated entity” on the accompanying consolidated statements of operations and other comprehensive loss.  On December 29, 2008, the Company withdrew from the joint venture and was released of any future liability resulting in a $5,524 total loss of the Company’s investment in unconsolidated joint venture.

The Company reviewed the carrying value of its investment in unconsolidated joint ventures and determined that no impairment indicators existed as of December 31, 2009 and 2008.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of December 31, 2009 and 2008.

(13)  Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

The Company performed its goodwill impairment analysis using the two step method on an annual basis and whenever events or changes in circumstances indicated that the carrying amount may not be recoverable. The recoverability of

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

goodwill is measured at the reporting unit level, which the Company determined to be the enterprise-level, by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The Company determined fair value using a weighting of both a variation of the market approach (comparable market multiples) and income approach (discounted cash flows). The use of the comparable market multiples compared the Company to other comparable companies based on valuation multiples to arrive at fair value. The Company regularly compares itself to its peer group and accordingly believes the judgments used to arrive at these comparable companies were reasonable. The use of projected discounted future cash flows was based on assumptions that were consistent with the Company’s base line forecast.

The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying value exceeded its fair value, indicating potential goodwill impairment existed. Certain unanticipated events occurring primarily in the fourth quarter of 2008 caused the carrying value of goodwill to exceed its fair value. The primary events were the severe dislocations and liquidity disruptions in the credit and equity markets that took place late in 2008 and three significant tenants who declared bankruptcy liquidations during the fourth quarter of 2008 and early in 2009. As a result, the Company’s forecast information used in the income approach reflected the impact of these bankruptcies. Similarly, 2008 and 2009 information used in the market approach was negatively impacted. Having determined that the goodwill was potentially impaired, the Company performed the second step of the goodwill impairment analysis, which involved calculating the implied fair value of its goodwill by allocating the fair value of its reporting unit to all of its assets and liabilities other than goodwill (including both recognized and unrecognized intangible assets) and comparing the residual amount to the carrying value of goodwill. The Company determined that goodwill was impaired and accordingly recorded a non-cash goodwill impairment charge of $377,916. After recognition of the goodwill impairment charge, no goodwill remained at December 31, 2008.

(14)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of December 31, 2009 and 2008, options to purchase 105 and 70 shares of common stock at the weighted average exercise price of $9.30 and $9.70 per share, respectively, were outstanding.  The Company is in a net loss position for the years ended December 31, 2009 and 2008, therefore, the options to purchase shares are not considered in a loss per share-dilutive since their effect is anti-dilutive.

The basic and diluted weighted average number of common shares outstanding was 480,310; 481,442 and 454,287 for the years ended December 31, 2009, 2008 and 2007, respectively.

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

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the years ended December 31, 2009, 2008 and 2007, as a result of losses incurred during these periods.

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

The Company’s deferred tax assets and liabilities as of December 31, 2009 were as follows:

The Company’s deferred tax assets and liabilities result from the activities of the TRS.  As of December 31, 2009, the TRS had a federal net operating loss (NOL) of $11,234, which will be available to offset future taxable income.  The TRS also had net capital losses (NCL) in excess of capital gains of $4,544 as of December 31, 2009, which can be carried forward to offset future capital gains.  If not used, the NOL and NCL will begin to expire in 2027 and 2013, respectively.

Differences between net (loss) income per the consolidated statements of operations and other comprehensive loss and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on the investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

The following table reconciles the Company’s net (loss) income to taxable income before the dividends paid deduction for the years ended December 31, 2009, 2008 and 2007:

The Company’s dividends paid deduction is summarized below:

A summary of the tax characterization of the dividends paid for the years ended December 31, 2009, 2008 and 2007 follows:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company records a provision for income taxes if the result of a tax position meets a “more likely than not” recognition threshold.  As a result of this provision, liabilities of $237 and $130 are recorded as of December 31, 2009 and 2008, respectively.  The Company believes that it has no uncertain tax positions that do not meet the “more likely than not” recognition threshold as of December 31, 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2009.  Returns for the calendar years 2006 through 2009 remain subject to examination by federal and various state tax jurisdictions.

(16)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as the property’s low occupancy rate, difficulty in leasing space and financially troubled tenants.  The Company performed a cash flow analysis and determined that the carrying value of the property exceeded its undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations and other comprehensive loss.

During the year ended December 31, 2009, the Company recorded investment property impairment charges as summarized below:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2008, the Company recorded investment property impairment charges as summarized below:

During the year ended December 31, 2007, the Company recorded an asset impairment of $13,560 related to the multi-tenant retail property located in University Heights, Ohio.

(17)  Fair Value Measurements

In September 2006, the FASB issued accounting guidance related to fair value measurements.  It defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements.  The guidance applies to all required or permitted fair value measurements, except for share-based payments transactions.  The guidance was effective for financial statements issued for fiscal years beginning after November 15, 2007.  In February 2007, the FASB delayed the effective date of the guidance for non-financial assets and non-financial liabilities measured on a non-recurring basis to fiscal years beginning after November 15, 2008.  The Company adopted the guidance on January 1, 2008, and, as it does not require any new fair value measurements or remeasurements of previously computed fair values, the adoption did not have a material effect on the Company’s consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2009 and 2008.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and derivative liability, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of December 31, 2009 and 2008 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $139 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

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

The guidance requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2009 and 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2009 and 2008:

During the year ended December 31, 2009, the Company recorded asset impairment charges of $64,700 related to ten of its consolidated operating properties and one consolidated development property with a combined fair value of $208,335.  $10,300 of these asset impairment charges are related to three properties included in discontinued operations at December

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

31, 2009, with a combined fair value of $55,500.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy.

(18)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of December 31, 2009, based on pro-forma leasing rates, the Company may pay as much as $10,146 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009, in which the Company has committed to fund up to a total of $8,680, excluding the impaired note agreement.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2009 and 2008 was $8,330 and $25,715, net of allowances of $17,209 and $300, respectively.  The Company is not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2009, the Company has guaranteed $107,000 and $37,020 of the outstanding secured line of credit and mortgage loans, respectively.  The Company also guarantees a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  As of December 31, 2009, the amount guaranteed by the Company was $23,523; however, as these guarantees are with consolidated entities, the potential full liability associated with these guarantees has not been recorded.

On November 30, 2006, the Company entered into a consolidated joint venture, Stroud Commons, LLC for the purpose of acquiring land and developing a shopping center in Stroudsburg, Pennsylvania.  As part of the project, the joint venture obtained construction debt, of which the Company has guaranteed 25%.  On January 9, 2009, the Company paid off the entire outstanding balance of $27,160, re-leasing the guarantee.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of December 31, 2009, had an outstanding balance of $20,862, of which the Company has guaranteed 35%, or $7,302.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of December 31, 2009, had an outstanding balance of $6,181, of which the Company has guaranteed 50%, or $3,091.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

construction debt which as of December 31, 2009, had an outstanding balance of $57,963, of which the Company has guaranteed 15%, or $8,694.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land and developing a shopping center located in Henderson, Nevada.  In connection with the acquisition by Green Valley, an adjacent land parcel was acquired by Target Corporation (Target).  Under the terms of the agreement, Target had the option to put the adjacent parcel back to Green Valley if certain normal development activities, such as obtaining permits and establishing utilities at the site, were not completed by January 20, 2009.  Green Valley would be obligated to reimburse Target for the purchase price of the land in addition to certain costs incurred.  The Company had guaranteed the put option with Green Valley.  On December 1, 2008, the put agreement was released.  In addition, as part of the project, the joint venture obtained construction debt which as of December 31, 2009, had an outstanding balance of $11,089, of which the Company has guaranteed 40%, or $4,436.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90 consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of December 31, 2009, the Company had seven irrevocable letters of credit outstanding for security in mortgage loans.  Certain of these letters of credit relate to loan fundings against earnout spaces and will be released once the Company pays the remaining portion of the purchase price for these properties.  The remainder of these letters of credit will be held as additional collateral until the maturity of the loans or the collateral is replaced.  There was one letter of credit outstanding as of December 31, 2009 for the benefit of the Captive.  This letter of credit serves as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at December 31, 2009 was $13,726.  Subsequent to the year ended December 31, 2009, the Company replaced three irrevocable letters of credit for security in mortgage loans with $6,165 of cash collateral and released one $1,247 irrevocable letter of credit for security in a mortgage loan as the loan was repaid on December 31, 2009.

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

(19)  Litigation

The Company previously disclosed in its Form 10-K for the fiscal years ended December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to the Company and its shareholders, in connection with the Company’s merger with its business manager/advisor and property managers as reflected in its Proxy Statement dated September 12, 2007 (Proxy Statement).  All the defendants, including the Company, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

In a Memorandum Opinion and Order dated April 1, 2009 (Order), the court granted in part the defendants’ motions to dismiss the amended complaint.  The court dismissed five of the seven counts of the amended complaint in their entirety, including all claims that the Company’s board of directors breached their fiduciary duties to the Company and its shareholders in connection with the merger.  As to the remaining two counts, which alleged that the Proxy Statement

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

contained false and misleading statements, or omitted to state material facts necessary to make the statements therein not false and misleading, in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934 (Exchange Act), the motions to dismiss were granted in part and denied in part.  The court also held that the amended complaint adequately alleged a claim under Section 14(a) of the Exchange Act against KPMG LLP, in connection with its independent audit report for the advisor and property managers’ financial statements, and William Blair & Company, LLC, in connection with its Fairness Opinion that the consideration to be paid by the Company under the merger agreement was fair to the Company from a financial point of view.  The court ordered the plaintiffs to file a second amended complaint conforming to the court’s Order.  Plaintiffs filed a second amended complaint on May 1, 2009.

All the defendants moved to dismiss the Second Amended Complaint, but at a June 4, 2009 hearing, the court denied the motion to dismiss.  All defendants have now answered the Second Amended Complaint, and the court has entered a discovery schedule.  The parties to the lawsuit have engaged in settlement negotiations through a non-binding mediation which is ongoing.  There can be no assurance that the mediation will be successful, that a settlement will be reached or that the matter will be resolved without trial.  The Company believes the plaintiff’s allegations are without merit and continues to vigorously defend the lawsuit.

In connection with this litigation, the Company continues to advance legal fees for certain directors and officers and William Blair & Company, LLC as part of its obligations under existing indemnity provisions.

(20)  Subsequent Events

During the period from January 1, 2010 through the date of this 10-K filing, the Company:

•

issued 738 additional shares of common stock through the DRP resulting in a total of 482,481 of common stock outstanding at February 23, 2010;

•

paid distributions of $15,657, representing $0.0325 per share, to shareholders in January 2010 for the quarter ended December 31, 2009;

•

paid $3,430 to the Company’s partner in a consolidated joint venture in full redemption of its interest;

•

funded additional capital of $920 on one existing consolidated development joint venture;

•

funded one earnout of $501 to purchase an additional 5,011 square feet at one existing property;

•

replaced three irrevocable letters of credit for security in mortgage loans with $6,165 of cash collateral;

•

released one $1,247 irrevocable letter of credit for security in a mortgage loan as the loan was repaid on December 31, 2009;

•

borrowed an additional $12,860 of margin debt related to its investment in marketable securities;

•

funded additional capital of $1,384 on one existing unconsolidated development joint venture in connection with the execution of a construction loan modification agreement.  The modification agreement extended the maturity date to September 5, 2014, and resulted in debt forgiveness of $3,897, which reduced construction loans payable;

•

made mortgage payable repayments of $10,128. The stated interest rates of the loans repaid ranged from 5.06% to 5.12%;

•

had $187,437 of mortgage loans that had matured as of December 31, 2009. The Company has since extended the maturity of $128,385 of these loans from December 1, 2009 to May 1, 2010, made principal payments of $305 and is in the process of negotiating extensions on the remaining $58,747;

•

entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, which expires on March 31, 2010, which is expected to be the loan funding date, to be used to refinance 2010 debt maturities. In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest rate at 6.39%. The Company made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, the Company made additional rate lock deposits of $3,000 and paid $1,050 to extend the rate lock agreement from February 10, 2010 to March 12, 2010;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

entered into a $101,220 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance debt maturing in 2010 on an existing property. In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest at 6.57% and made a deposit of $2,024 toward this agreement, which will expire on March 11, 2010, which is expected to be the loan funding date;

•

entered into a $9,930 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance debt maturing in 2010 on an existing property. In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest at 6.46% and made a deposit of $199 toward this agreement, which will expire on March 11, 2010, which is expected to be the loan funding date;

•

borrowed an additional $60,000 on the line of credit, and

•

obtained an extension through March 15, 2010, which is the date the loan modification is expected to be completed, on a construction loan associated with a consolidated development joint venture.

In January 2010, the Company’s board of directors amended the DRP effective March 1, 2010, solely to modify the purchase price to $6.85 per share.

(21)  Quarterly Financial Information (unaudited)

(a)

Represents revenue that has been reclassified to discontinued operations since previously reported amounts in form 10-Q or 10-K.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza Panama City, FL	$ 3,218	$ 1,300	$ 5,319	$ 78	1,300	$ 5,397	$ 6,697	$ 998	2003	12/04
Academy Sports Houma, LA	2,920	1,230	3,752	-	1,230	3,752	4,982	745	2004	07/04
Academy Sports Midland, TX	2,338	1,340	2,943	3	1,340	2,946	4,286	558	2004	07/04
Academy Sports Port Arthur, TX	2,775	1,050	3,954	6	1,050	3,960	5,010	750	2004	07/04
Academy Sports San Antonio, TX	3,933	3,215	3,963	-	3,215	3,963	7,178	714	2004	07/04
Alison's Corner San Antonio, TX	3,850	1,045	5,700	78	1,045	5,778	6,823	1,199	2003	04/04
American Express DePere, WI	11,623	1,400	15,370	9	1,400	15,379	16,779	2,691	2000	12/04
American Express Phoenix, AZ	-	2,900	10,170	8	2,900	10,178	13,078	1,781	1983	12/04
Arvada Marketplace Arvada, CO	22,000	8,125	39,366	428	8,125	39,794	47,919	8,389	1987-1990	04/04
Ashland & Roosevelt Chicago, IL	14,794	-	21,052	234	-	21,286	21,286	3,581	2002	05/05
Azalea Square I Summerville, SC	12,593	6,375	21,304	1,358	6,375	22,662	29,037	4,023	2004	10/04
Azalea Square III Summerville, SC	8,703	3,280	10,348	63	3,280	10,411	13,691	858	2007	10/07
Bangor Parkade Bangor, ME	17,250	11,600	13,539	3,928	11,600	17,467	29,067	2,234	2005	03/06
Battle Ridge Pavilion Marietta, GA	10,347	4,350	11,366	(115)	4,350	11,251	15,601	1,521	1999	05/06
Beachway Plaza Bradenton, FL	6,025	5,460	10,397	210	5,460	10,607	16,067	1,782	1984 / 2004	06/05
Bear Creek Houston, TX	11,450	3,300	14,477	19	3,300	14,496	17,796	2,475	2002	04/05
Bed Bath & Beyond Plaza Miami, FL	9,495	-	18,367	(92)	-	18,275	18,275	3,518	2004	10/04
Bed Bath & Beyond Plaza Westbury, NY	10,550	4,530	11,901	-	4,530	11,901	16,431	1,925	2000-2002	10/04
Best on the Boulevard Las Vegas, NV	18,290	7,460	25,583	398	7,460	25,981	33,441	5,484	1996-1999	04/04
Bison Hollow Traverse City, MI	10,774	5,550	12,324	(18)	5,550	12,306	17,856	2,107	2004	04/05
Blockbuster at Five Forks Simpsonville, SC	825	440	1,018	-	440	1,018	1,458	177	2004-2005	03/05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Initial Cost (A)			Gross amount carried at end of period					
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Bluebonnet Parc Baton Rouge, LA	9,282	4,450	16,407	(61)	4,450	16,346	20,796	3,477	2002	04/04
Boston Commons Springfield, MA	9,188	3,750	9,690	68	3,750	9,758	13,508	1,669	1993	05/05
Boulevard at The Capital Ctr Largo, MD	71,500	-	114,703	(30,807)	-	83,896	83,896	1,923	2004	09/04
Boulevard Plaza Pawtucket, RI	2,499	4,170	12,038	2,473	4,170	14,511	18,681	2,220	1994	04/05
The Brickyard Chicago, IL	44,000	45,300	26,657	4,002	45,300	30,659	75,959	5,294	1977/2004	04/05
Broadway Shopping Center Bangor, ME	8,379	5,500	14,002	1,171	5,500	15,173	20,673	2,320	1960/1999 - 2000	09/05
Brown's Lane Middletown, RI	5,197	2,600	12,005	422	2,600	12,427	15,027	2,122	1985	04/05
Burlington Coat Factory Elk Grove, CA	5,500	2,858	5,084	1	2,858	5,085	7,943	801	1993	09/05
Burlington Coat Factory Moreno Valley, CA	5,100	3,840	4,008	1	3,840	4,009	7,849	632	1988	09/05
Burlington Coat Factory Vacaville, CA	5,200	3,324	4,624	(4,685)	1,494	1,769	3,263	19	1992	09/05
Carmax San Antonio, TX	8,030	6,210	7,731	-	6,210	7,731	13,941	1,370	1998	03/05
Carrier Towne Crossing Grand Prairie, TX	10,992	2,750	13,662	845	2,750	14,507	17,257	2,167	1998	12/05
Central Texas Marketplace Waco, TX	45,386	13,000	47,559	3,804	13,000	51,363	64,363	5,559	2004	12/06
Centre at Laurel Laurel, MD	27,200	19,000	8,406	16,526	19,000	24,932	43,932	3,202	2005	02/06
Century III Plaza West Mifflin, PA	26,200	7,100	33,212	(756)	7,100	32,456	39,556	5,364	1996	06/05
Chantilly Crossing Chantilly, VA	15,675	8,500	16,060	1,992	8,500	18,052	26,552	2,504	2004	05/05
Cinemark Seven Bridges Woodridge, IL	5,197	3,450	11,728	-	3,450	11,728	15,178	1,950	2000	03/05
Circuit City Richmond, VA	31,270	3,000	47,815	(30,505)	1,364	18,946	20,310	761	1997	05/05
Citizen's Property Insurance Jacksonville, FL	5,997	2,150	7,601	6	2,150	7,607	9,757	1,154	2005	08/05
Clearlake Shores Clear Lake, TX	6,683	1,775	7,026	1,185	1,775	8,211	9,986	1,353	2003-2004	04/05
Colony Square Sugar Land, TX	25,488	16,700	22,775	(1,288)	16,700	21,487	38,187	2,503	1997	05/06

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
The Columns Jackson, TN	12,993	5,830	19,439	69	5,830	19,508	25,338	3,786	2004	8.04 & 10.04
The Commons at Temecula Temecula, CA	29,623	12,000	35,887	(1,952)	12,000	33,935	45,935	5,832	1999	04.05
Coppell Town Center Coppell, TX	10,050	2,535	14,346	67	2,535	14,413	16,948	1,450	2001	04.07
Coram Plaza Coram, NY	14,792	10,200	26,178	2,009	10,200	28,187	38,387	4,976	2004	12.04
Cornerstone Plaza Cocoa Beach, FL	8,400	2,920	10,359	(173)	2,920	10,186	13,106	1,715	2004-2005	05.05
Corwest Plaza New Britain, CT	15,389	6,900	23,851	15	6,900	23,866	30,766	5,302	1999-2003	01.04
Cost Plus Distribution Warehouse (b) Stockton, CA	16,300	10,075	21,483	29,493	7,104	53,947	61,051	5,499	2003	04.06
Cottage Plaza Pawtucket, RI	11,294	3,000	19,158	52	3,000	19,210	22,210	3,458	2004-2005	02.05
Country Health Care San Antonio, TX	7,060	1,480	9,874	(1)	1,480	9,873	11,353	1,468	2005	10.05
Cranberry Square Cranberry Township, PA	11,594	3,000	18,736	492	3,000	19,228	22,228	3,803	1996-1997	07.04
Crockett Square Morristown, TN	5,812	4,140	7,534	42	4,140	7,576	11,716	1,087	2005	02.06
Crossroads Plaza CVS North Attleborough, MA	4,666	1,040	3,780	46	1,040	3,826	4,866	639	1987	05.05
Crown Theater (a) Hartford, CT	-	7,318	954	-	7,318	954	8,272	384	2000	07.05
Cuyahoga Falls Market Center Cuyahoga Falls, OH	3,848	3,350	11,083	(278)	3,350	10,805	14,155	1,857	1998	04.05
CVS Pharmacy Burleson, TX	2,193	910	2,891	-	910	2,891	3,801	477	1999	06.05
CVS Pharmacy Cave Creek, AZ	3,668	2,096	3,863	8	2,096	3,871	5,967	553	2005	12.05
CVS Pharmacy (Edmond) Edmond, OK	2,349	975	2,400	2	975	2,402	3,377	534	2003	12.03
CVS Pharmacy Jacksonville, FL	3,475	1,460	4,455	2	1,460	4,457	5,917	789	2004	12.05
CVS Pharmacy Lawton, OK	1,566	750	1,958	-	750	1,958	2,708	329	1999	12.05
CVS Pharmacy Montevallo, AL	1,685	250	2,777	-	250	2,777	3,027	483	2001	12.05
CVS Pharmacy Moore, OK	1,901	600	2,659	-	600	2,659	3,259	455	2004	12.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Gross amount carried at end of period Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
CVS Pharmacy (Eckerd) Norman, OK	3,498	932	4,370	-	932	4,370	5,302	980	2003	12.03
CVS Pharmacy Oklahoma City, OK	2,429	620	3,583	-	620	3,583	4,203	591	1999	12.05
CVS Pharmacy Saginaw, TX	2,460	1,100	3,254	-	1,100	3,254	4,354	567	2004	12.05
CVS Pharmacy Sylacauga, AL	1,685	600	2,469	3	600	2,472	3,072	468	2004	12.05
Cypress Mill Plaza Cypress, TX	9,847	2,100	13,130	(5)	2,100	13,125	15,225	1,597	2004	11.05
Darien Towne Center Darien, IL	14,500	7,000	22,468	(531)	7,000	21,937	28,937	4,961	1994	12.03
Davis Towne Crossing North Richland Hills, TX	3,488	1,850	5,681	1,257	1,850	6,938	8,788	1,341	2003-2004	06.04
Denton Crossing Denton, TX	28,685	6,000	43,434	10,504	6,000	53,938	59,938	9,812	2003-2004	10.04
Diebold Warehouse Green, OH	7,240	-	11,190	2	-	11,192	11,192	1,846	2005	07.05
Dorman Center I & II Spartanburg, SC	21,756	17,025	29,478	353	17,025	29,831	46,856	6,271	2003-2004	3.04 & 7.04
Duck Creek Bettendorf, IA	14,426	4,440	12,076	5,195	4,440	17,271	21,711	2,355	2005	11.05
East Stone Commons Kingsport, TN	22,550	2,900	28,714	(1,510)	2,826	27,278	30,104	3,498	2005	06.06
Eastwood Towne Center Lansing, MI	25,000	12,000	65,067	(491)	12,000	64,576	76,576	13,435	2002	05.04
Edgemont Town Center Homewood, AL	6,847	3,500	10,956	(193)	3,500	10,763	14,263	2,041	2003	11.04
Edwards Multiplex Fresno, CA	9,995	-	35,421	-	-	35,421	35,421	6,061	1988	05.05
Edwards Multiplex Ontario, CA	14,443	11,800	33,098	-	11,800	33,098	44,898	5,663	1997	05.05
Evans Towne Centre Evans, GA	4,498	1,700	6,425	28	1,700	6,453	8,153	1,189	1995	12.04
Fairgrounds Plaza Middletown, NY	14,750	4,800	13,450	4,354	5,431	17,213	22,644	2,509	2002-2004	01.05
Fisher Scientific Kalamazoo, MI	8,260	510	12,768	-	510	12,768	13,278	2,011	2005	06.05
Five Forks Simpsonville, SC	4,483	2,100	5,374	23	2,100	5,397	7,497	1,005	1999	12.04
Forks Town Center Easton, PA	8,950	2,430	14,836	694	2,430	15,530	17,960	3,067	2002	07.04

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Four Peaks Plaza Fountain Hills, AZ	17,072	5,000	20,098	4,842	5,000	24,940	29,940	3,969	2004	03.05
Fox Creek Village Longmont, CO	9,495	3,755	15,563	(1,081)	3,755	14,482	18,237	2,814	2003-2004	11.04
Fullerton Metrocenter Fullerton, CA	29,484	-	47,403	740	-	48,143	48,143	9,620	1988	06.04
Galvez Shopping Center Galveston, TX	4,470	1,250	4,947	339	1,250	5,286	6,536	841	2004	06.05
The Gateway Salt Lake City, UT	98,780	28,664	110,945	23,004	28,664	133,949	162,613	20,927	2001-2003	05.05
Gateway Pavilions Avondale, AZ	25,486	9,880	55,195	(1,510)	9,880	53,685	63,565	10,001	2003-2004	12.04
Gateway Plaza Southlake, TX	18,163	-	26,371	2,605	-	28,976	28,976	5,480	2000	07.04
Gateway Station College Station, TX	3,717	1,050	3,911	1,213	1,050	5,124	6,174	926	2003-2004	12.04
Gateway Station II College Station, TX	6,268	1,530	8,144	(810)	1,530	7,334	8,864	697	2006-2007	05.07
Gateway Village Annapolis, MD	26,059	8,550	39,298	3,739	8,550	43,037	51,587	8,453	1996	07.04
Gerry Centennial Plaza (a) Oswego, IL	-	5,370	12,968	8,460	5,370	21,428	26,798	1,482	2006	06.07
Giant Eagle Columbus, OH	12,154	3,425	16,868	10	3,425	16,878	20,303	2,526	2000	11.05
Gloucester Town Center Gloucester, NJ	11,975	3,900	17,878	34	3,900	17,912	21,812	3,017	2003	05.05
GMAC Insurance Building Winston-Salem, NC	32,415	8,250	50,287	12	8,250	50,299	58,549	9,481	1980/1990	09.04
Golfsmith Altamonte Springs, FL	2,476	1,250	2,974	2	1,250	2,976	4,226	434	1992/2004	11.05
Governor's Marketplace Tallahassee, FL	14,000	-	30,377	1,899	-	32,276	32,276	6,174	2001	08.04
Grapevine Crossing Grapevine, TX	12,815	4,100	16,938	55	4,100	16,993	21,093	2,509	2001	04.05
Great Southwest Crossing Grand Prairie, TX	8,598	2,750	12,699	165	2,750	12,864	15,614	2,033	2003	09.05
Green's Corner Cumming, GA	5,597	3,200	8,663	(39)	3,200	8,624	11,824	1,381	1997	12.04
Greensburg Commons Greensburg, IN	10,153	2,700	19,116	(268)	2,700	18,848	21,548	3,296	1999	04.05
Greenwich Center (a) Phillipsburg, NJ	-	3,700	15,949	(9,618)	2,051	7,980	10,031	292	2002	02.06

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gurnee Towne Center Gurnee, IL	15,892	7,000	35,147	12	7,000	35,159	42,159	6,662	2000	10.04
Hartford Insurance Building Maple Grove, MN	9,614	1,700	13,709	6	1,700	13,715	15,415	2,179	2005	08.05
Harvest Towne Center Knoxville, TN	4,198	3,155	5,085	49	3,155	5,134	8,289	1,000	1996-1999	09.04
Henry Towne Center McDonough, GA	33,162	10,650	46,814	346	10,650	47,160	57,810	8,447	2002	12.04
Heritage Towne Crossing Euless, TX	7,350	3,065	10,729	1,075	3,065	11,804	14,869	2,482	2002	03.04
Hewitt Associates Campus Lincolnshire, IL	129,797	28,500	178,524	(3)	28,497	178,524	207,021	29,998	1974/1986	05.05
Hickory Ridge Hickory, NC	20,289	6,860	30,517	(933)	6,860	29,584	36,444	6,272	1999	01.04
High Ridge Crossing High Ridge, MO	5,197	3,075	9,148	(330)	3,075	8,818	11,893	1,579	2004	03.05
Hobby Lobby Concord, NC	3,025	1,728	3,791	-	1,728	3,791	5,519	695	2004	01.05
Holliday Towne Center Duncansville, PA	8,194	2,200	11,609	(367)	2,200	11,242	13,442	2,065	2003	02.05
Home Depot Center Pittsburgh, PA	11,200	-	14,758	-	-	14,758	14,758	2,765	1996	06.05
Home Depot Plaza Orange, CT	13,530	9,700	17,137	439	9,700	17,576	27,276	2,860	1992	06.05
HQ Building San Antonio, TX	9,978	5,200	10,010	2,528	5,200	12,538	17,738	1,513	Redev: 04	12.05
Humblewood Shopping Center Humble, TX	9,558	2,200	12,823	(261)	2,200	12,562	14,762	1,881	Renov: 05	11.05
Irmo Station Irmo, SC	5,297	2,600	9,247	27	2,600	9,274	11,874	1,700	1980 & 1985	12.04
Jefferson Commons Newport News, VA	53,488	23,097	52,762	(108)	23,097	52,654	75,751	3,713	2005	02.08
King Philip's Crossing Seekonk, PA	13,650	3,710	19,144	(680)	3,710	18,464	22,174	2,828	2005	11.05
Kohl's Georgetown, KY	6,085	1,600	8,275	5	1,600	8,280	9,880	1,207	2005	10.05
Kohl's Lodi, CA	4,400	2,723	4,210	1	2,723	4,211	6,934	663	1979	09.05
Kohl's Sacramento, CA	4,800	3,864	3,533	1	3,864	3,534	7,398	554	1973	09.05
Kohl's Sun Valley, CA	6,000	5,211	3,546	1	5,211	3,547	8,758	558	1980	09.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Kohl's/Wilshire Plaza Kansas City, MO	5,418	2,600	6,849	(1,688)	2,448	5,313	7,761	59	2004	07.04
La Plaza Del Norte San Antonio, TX	17,125	16,005	37,744	(354)	16,005	37,390	53,395	8,122	1996/1999	01.04
Lake Forest Crossing McKinney, TX	4,520	2,200	5,110	375	2,200	5,485	7,685	920	2004	03.05
Lake Mary Pointe Lake Mary, FL	1,739	2,075	4,009	95	2,075	4,104	6,179	776	1999	10.04
Lake Worth Towne Crossing Lake Worth, TX	26,491	6,200	30,910	4,289	6,200	35,199	41,399	4,352	2005	06.06
Lakepointe Towne Center Lewisville, TX	21,715	4,750	23,904	875	4,750	24,779	29,529	4,074	2004	05.05
Lakewood Towne Center Lakewood, WA	44,000	11,200	70,796	(3,650)	11,200	67,146	78,346	13,661	1988/2002-2003	06.04
Lincoln Plaza Worchester, MA	47,500	13,000	46,482	21,319	13,165	67,636	80,801	9,381	2001-2004	09.05
LowCountry Village I & II Bluffton, SC	10,810	2,910	16,614	(473)	2,910	16,141	19,051	2,924	2004 & 2005	06.04 & 09.05
Lowe's/Bed, Bath & Beyond Butler, NJ	13,700	7,423	799	(8)	7,415	799	8,214	231	2005	08.05
MacArthur Crossing Los Colinas, TX	7,455	4,710	16,265	583	4,710	16,848	21,558	3,650	1995-1996	02.04
Magnolia Square Houma, LA	6,496	2,635	15,040	(1,121)	2,635	13,919	16,554	2,577	2004	02.05
Manchester Meadows (a) Town and Country, MO	-	14,700	39,738	(324)	14,700	39,414	54,114	7,838	1994-1995	08.04
Mansfield Towne Crossing Mansfield, TX	8,985	3,300	12,195	3,375	3,300	15,570	18,870	2,874	2003-2004	11.04
Maple Tree Place Williston, VT	63,400	28,000	67,361	1,882	28,000	69,243	97,243	11,733	2004-2005	05.05
The Market at Clifty Crossing Columbus, IN	14,227	1,900	16,668	(223)	1,847	16,498	18,345	2,469	1986/2004	11.05
The Market at Polaris Columbus, OH	36,196	11,750	40,197	6,209	11,750	46,406	58,156	6,734	2005	11.05
Massillon Commons Massillon, OH	7,346	4,090	12,521	280	4,090	12,801	16,891	2,181	1986/2000	04.05
Maytag Distribution Center North Liberty, IA	12,740	1,700	20,681	-	1,700	20,681	22,381	3,419	2004	01.05
McAllen Shopping Center McAllen, TX	2,455	850	2,958	(2)	850	2,956	3,806	542	2004	12.04
McDermott Towne Crossing Allen, TX	5,617	1,850	6,923	14	1,850	6,937	8,787	1,081	1999	09.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Mervyns Bakersfield, CA	5,000	1,944	5,682	(4,088)	1,006	2,552	3,558	104	1988	09/05
Mervyns El Paso, TX	5,000	3,339	4,348	1	3,339	4,349	7,688	485	1981	09/05
Mervyns Escondido, CA	6,700	6,413	5,334	1	6,413	5,335	11,748	841	1987	09/05
Mervyns Fontana, CA	5,200	2,357	5,702	1	2,357	5,703	8,060	899	1992	09/05
Mervyns Fresno, CA	5,100	2,455	5,438	2	2,455	5,440	7,895	857	1993	09/05
Mervyns Hanford, CA	4,700	2,701	5,304	(4,537)	1,289	2,179	3,468	66	1993	09/05
Mervyns Highland, CA	5,300	2,308	5,870	(3,311)	1,506	3,361	4,867	138	1994	09/05
Mervyns Manteca, CA	5,700	2,799	6,194	1	2,799	6,195	8,994	976	1992	09/05
Mervyns McAllen, TX	5,100	4,027	3,931	2	4,027	3,933	7,960	620	1992	09/05
Mervyns Morgan Hill, CA	5,100	4,714	3,153	1	4,714	3,154	7,868	497	1989	09/05
Mervyns Oceanside, CA	6,400	6,305	5,384	1	6,305	5,385	11,690	848	1982	09/05
Mervyns Rancho Cucamonga, CA	5,000	4,419	3,235	1	4,419	3,236	7,655	510	1990	09/05
Mervyns Redlands, CA	5,000	3,388	4,339	1	3,388	4,340	7,728	684	1981	09/05
Mervyns Ridgecrest, CA	3,300	1,473	4,556	(3,632)	641	1,756	2,397	90	1990	09/05
Mervyns Roseville, CA	5,400	4,734	2,997	2	4,734	2,999	7,733	472	1983	09/05
Mervyns San Diego, CA	7,900	8,112	4,070	1	8,112	4,071	12,183	641	1993	09/05
Mervyns Temecula, CA	5,100	4,704	3,062	1	4,704	3,063	7,767	482	1990	09/05
Mervyns Turlock, CA	4,000	1,925	4,294	(3,315)	975	1,929	2,904	99	1987	09/05
Mervyns Ventura, CA	5,000	4,714	2,968	1	4,714	2,969	7,683	668	1982	09/05
Mesa Fiesta Mesa, AZ	23,500	5,800	28,302	(25,599)	1,706	6,797	8,503	224	2004	12/04
Mid-Hudson Center Poughkeepsie, NY	23,750	9,900	29,140	1	9,900	29,141	39,041	4,726	2000	07/05
Midtown Center Milwaukee, WI	28,228	13,220	41,657	5,025	13,220	46,682	59,902	7,560	1984-1987	01/05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Initial Cost (A)			Gross amounts carried at end of period					
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Mission Crossing	13,630	4,000	12,616	6,790	4,670	18,736	23,406	2,503	Renov:	07/05
San Antonio, TX									2003-2005	
Mitchell Ranch Plaza	20,060	5,550	26,213	237	5,550	26,450	32,000	5,158	2003	08/04
New Port Richey, FL										
Montecito Crossing	28,285	9,700	25,414	9,373	11,300	33,187	44,487	4,849	2004-2005	10/05
Las Vegas, NV										
Mountain View Plaza I & II	14,373	5,180	18,212	66	5,180	18,278	23,458	2,654	2003 & 2006	10/05 & 11/06
Kalispell, MT										
New Forest Crossing	10,797	5,000	11,404	314	5,000	11,718	16,718	1,502	2002-2003	06/05
Houston, TX										
Newburgh Crossing	8,415	4,000	10,246	6	4,000	10,252	14,252	1,597	2005	10/05
Newburgh, NY										
Newnan Crossing I & II	27,250	15,100	33,986	2,897	15,100	36,883	51,983	7,372	1999 & 2004	12/03 & 02/04
Newnan, GA										
Newton Crossroads	3,947	3,350	6,927	(60)	3,350	6,867	10,217	1,259	1997	12/04
Covington, GA										
North Ranch Pavilions	-	9,705	8,296	(4,150)	8,141	5,710	13,851	156	1992	01/04
Thousand Oaks, CA										
North Rivers Towne Center	10,594	3,350	15,720	253	3,350	15,973	19,323	3,362	2003-2004	04/04
Charleston, SC										
Northgate North	28,650	7,540	49,078	(16,437)	7,540	32,641	40,181	6,709	1999-2003	06/04
Seattle, WA										
Northpointe Plaza	24,487	13,800	37,707	1,063	13,800	38,770	52,570	7,503	1991-1993	05/04
Spokane, WA										
Northwood Crossing	10,691	3,770	13,658	367	3,770	14,025	17,795	2,039	1979/2004	01/06
Northport, AL										
Northwoods Center	8,995	3,415	9,475	5,911	3,415	15,386	18,801	2,717	2002-2004	12/04
Wesley Chapel, FL										
Old Time Pottery	3,250	2,000	3,017	(3,372)	707	938	1,645	-	1987/1999	06/06
Douglasville, GA									& 2005	
Orange Plaza (Golfland Plaza)	6,200	4,350	4,834	996	4,350	5,830	10,180	880	1995	05/05
Orange, CT										
The Orchard	12,987	3,200	17,151	(2)	3,200	17,149	20,349	2,740	2004-2005	07/05 & 9/05
New Hartford, NY										
Pacheco Pass Plaza I & II	29,088	13,420	32,785	(990)	13,400	31,815	45,215	4,176	2004 & 2006	07/05 & 06/07
Gilroy, CA										
Page Field Commons	26,853	-	43,355	749		44,104	44,104	7,474	1999	05/05
Fort Myers, FL										
Paradise Valley Marketplace	9,695	6,590	20,425	(9)	6,590	20,416	27,006	4,247	2002	04/04
Phoenix, AZ										
Pavilion at King's Grant I & II	16,000	10,274	12,392	10,511	10,274	22,903	33,177	2,737	2002-2003	12/03 & 06/06
Concord, NC									& 2005

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Peoria Crossings I & II Peoria, AZ	20,444	6,995	32,816	3,758	8,495	35,074	43,569	7,166	2002-2003 & 2005	03/04 & 05/05
PetSmart Distribution Center Ottawa, IL	23,731	1,700	38,808	-	1,700	38,808	40,508	6,112	2004-2005	07/05
Phenix Crossing Phenix City, AL	4,398	2,600	6,776	108	2,600	6,884	9,484	1,261	2004	12/04
Pine Ridge Plaza Lawrence, KS	11,554	5,000	19,802	1,608	5,000	21,410	26,410	4,170	1998-2004	06/04
Placentia Town Center Placentia, CA	11,694	11,200	11,751	66	11,200	11,817	23,017	2,182	1973/2000	12/04
Plaza at Marysville Marysville, WA	9,769	6,600	13,728	107	6,600	13,835	20,435	2,727	1995	07/04
Plaza at Riverlakes Bakersfield, CA	9,350	5,100	10,824	4	5,100	10,828	15,928	2,083	2001	10/04
Plaza Santa Fe II Santa Fe, NM	15,494	-	28,588	563	-	29,151	29,151	5,705	2000-2002	06/04
Pleasant Run Cedar Hill, TX	14,492	4,200	29,085	2,667	4,200	31,752	35,952	5,658	2004	12/04
Powell Center Lewis Center, OH	8,390	5,490	7,448	(43)	5,490	7,405	12,895	750	2001	04/07
Preston Trail Village Dallas, TX	13,801	7,139	13,670	569	7,139	14,239	21,378	694	1978/2008	09/08
Promenade at Red Cliff St. George, UT	8,495	5,340	12,665	(1)	5,340	12,664	18,004	2,747	1997	02/04
Quakertown Quakertown, PA	7,470	2,400	9,246	1	2,400	9,247	11,647	1,470	2004-2005	09/05
Rasmussen College Brooklyn Park, MN	3,053	850	4,049	6	850	4,055	4,905	656	2005	08/05
Rave Theater Houston, TX	17,889	3,440	22,111	2,881	3,440	24,992	28,432	3,592	2005	12/05
Raytheon Facility State College, PA	11,841	650	18,353	2	650	18,355	19,005	2,972	Rehab 2001	08/05
Red Bug Village Winter Springs, FL	4,539	1,790	6,178	77	1,790	6,255	8,045	946	2004	12/05
Reisterstown Road Plaza Baltimore, MD	49,097	15,800	70,372	6,690	15,800	77,062	92,862	15,015	1986/2004	08/04
Ridge Tool Building Cambridge, OH	4,543	415	6,799	1	415	6,800	7,215	1,011	2005	09/05
Rite Aid Store (Eckerd), Sheridan Dr. Amherst, NY	2,903	2,000	2,722	-	2,000	2,722	4,722	416	1999	11/05
Rite Aid Store (Eckerd), Transit Road Amherst, NY	3,243	2,500	2,764	2	2,500	2,766	5,266	422	2003	11/05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Building and Improvements	Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd) Atlanta, GA	1,224	900	1,215	-	900	1,215	2,115	204	1999-2000	05.05
Rite Aid Store (Eckerd), East Main St. Batavia, NY	2,855	1,860	2,784	-	1,860	2,784	4,644	425	2004	11.05
Rite Aid Store (Eckerd), West Main St. Batavia, NY	2,547	1,510	2,627	-	1,510	2,627	4,137	401	2001	11.05
Rite Aid Store (Eckerd), Ferry St. Buffalo, NY	2,198	900	2,677	-	900	2,677	3,577	409	2000	11.05
Rite Aid Store (Eckerd) - Main St. Buffalo, NY	2,174	1,340	2,192	-	1,340	2,192	3,532	335	1998	11.05
Rite Aid Store (Eckerd) Canandaigua, NY	3,091	1,968	2,575	1	1,968	2,576	4,544	393	2004	11.05
Rite Aid Store (Eckerd) Chattanooga, TN	1,628	750	2,042	-	750	2,042	2,792	337	1999	11.05
Rite Aid Store (Eckerd) Cheektowaga, NY	2,117	2,080	1,393	-	2,080	1,393	3,473	213	1999	11.05
Rite Aid Store (Eckerd) Colesville, MD	3,248	3,000	3,955	22	3,000	3,977	6,977	669	2005	05.05
Rite Aid Store (Eckerd) Columbia, SC	1,749	900	2,377	-	900	2,377	3,277	300	2003-2004	11.05
Rite Aid Store (Eckerd) Crossville, TN	1,399	600	2,033	1	600	2,034	2,634	416	2003-2004	06.04
Rite Aid Store (Eckerd) Grand Island, NY	1,665	900	2,475	-	900	2,475	3,375	376	1999	11.05
Rite Aid Store (Eckerd) Greece, NY	1,926	470	2,657	-	470	2,657	3,127	406	1998	11.05
Rite Aid Store (Eckerd) Greer, SC	1,679	1,050	2,047	1	1,050	2,048	3,098	419	2003-2004	06.04
Rite Aid Store (Eckerd) Hellertown, PA	3,400	1,550	3,954	6	1,550	3,960	5,510	641	2004	05.05
Rite Aid Store (Eckerd) Hudson, NY	2,409	2,060	1,873	-	2,060	1,873	3,933	286	2002	11.05
Rite Aid Store (Eckerd) Irondequoit, NY	2,877	1,940	2,736	-	1,940	2,736	4,676	418	2002	11.05
Rite Aid Store (Eckerd) Kill Devil Hills, NC	1,999	700	2,940	1	700	2,941	3,641	406	2003-2004	06.04
Rite Aid Store (Eckerd) Lancaster, NY	1,786	1,710	1,207	-	1,710	1,207	2,917	184	1999	11.05
Rite Aid Store (Eckerd) Lebanon, PA	3,400	975	4,369	6	975	4,375	5,350	708	2004	08.05
Rite Aid Store (Eckerd) Lockport, NY	2,716	1,650	2,788	-	1,650	2,788	4,438	426	2002	11.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A) Land	Initial Cost (A) Buildings and Improvements	Adjustments to Basis (C)	Gross amount carried at end of period Land	Gross amount carried at end of period Buildings and Improvements	Gross amount carried at end of period Total (B) (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd) North Chili, NY	1,482	820	1,935	-	820	1,935	2,755	295	2000	11.05
Rite Aid Store (Eckerd) Olean, NY	2,452	1,190	2,809	-	1,190	2,809	3,999	429	1999	11.05
Rite Aid Store (Eckerd) Punxsutawney, PA	3,322	1,000	4,328	5	1,000	4,333	5,333	701	2004	08.05
Rite Aid Store (Eckerd), Culver Rd. Rochester, NY	2,374	1,590	2,279	-	1,590	2,279	3,869	348	2001	11.05
Rite Aid Store (Eckerd), Lake Ave. Rochester, NY	3,210	2,220	3,025	2	2,220	3,027	5,247	462	2001	11.05
Rite Aid Store (Eckerd) Tonawanda, NY	2,370	800	3,075	-	800	3,075	3,875	470	2000	11.05
Rite Aid Store (Eckerd), Harlem Road West Seneca, NY	2,770	2,830	1,683	-	2,830	1,683	4,513	257	2003	11.05
Rite Aid Store (Eckerd), Union Rd. West Seneca, NY	2,395	1,610	2,300	-	1,610	2,300	3,910	351	2000	11.05
Rite Aid Store (Eckerd) Yorkshire, NY	1,372	810	1,434	-	810	1,434	2,244	219	1997	11.05
Riverpark Shopping Center I, IIA & IIB (b) Sugarland, TX	35,374	15,600	49,700	(50)	15,600	49,650	65,250	6,006	2003, 2006 & 2008	04.06, 09.06 & 08.08
Rivery Town Crossing Georgetown, TX	8,018	2,900	6,814	281	2,900	7,095	9,995	818	2005	10.06
Royal Oaks Village II Houston, TX	8,550	2,200	11,859	(136)	2,200	11,723	13,923	1,796	2004-2005	11.05
Saucon Valley Square Bethlehem, PA	8,995	3,200	12,642	102	3,200	12,744	15,944	2,489	1999	09.04
Shaws Supermarket (a) New Britain, CT	-	2,700	11,532	(298)	2,700	11,234	13,934	2,549	1995	12.03
Shoppes at Lake Andrew I & II Viera, FL	15,657	4,000	22,996	(359)	4,000	22,637	26,637	4,164	2003	12.04
Shoppes at Park West Mt. Pleasant, SC	5,597	2,240	9,357	13	2,240	9,370	11,610	1,769	2004	11.04
Shoppes at Quarterfield Severn, MD	5,170	2,190	8,840	31	2,190	8,871	11,061	1,925	1999	01.04
Shoppes at Stroud (a) Stroudsburg, PA	-	5,711	27,692	(3,854)	5,111	24,438	29,549	1,153	2007-2008	01.08
Shoppes of New Hope Dallas, GA	3,874	1,350	11,045	(218)	1,350	10,827	12,177	2,196	2004	07.04
Shoppes of Prominence Point I & II Canton, GA	11,418	3,650	12,652	(135)	3,650	12,517	16,167	2,468	2004 & 2005	06.04 & 09.05
Shoppes of Warner Robins Warner Robins, GA	7,284	1,110	11,258	(35)	1,110	11,223	12,333	1,860	2004	06.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrances	Initial Cost (A)		Adjustments	Gross amount carried at end of period			Accumulated	Date	Date
		Land	Buildings and Improvements	to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Depreciation (E)	Constructed	Acquired
Shops at 5 Plymouth, MA	40,179	8,350	59,570	73	8,350	59,643	67,993	10,018	2005	06.05
The Shops at Boardwalk Kansas City, MO	7,625	5,000	30,540	(1,202)	5,000	29,338	34,338	5,946	2003-2004	07.04
Shops at Forest Commons Round Rock, TX	4,883	1,050	6,133	(74)	1,050	6,059	7,109	1,129	2002	12.04
The Shops at Legacy Plano, TX	75,000	8,800	108,940	10,769	8,800	119,709	128,509	11,053	2002	06.07
Shops at Park Place Plano, TX	8,249	9,096	13,175	527	9,096	13,702	22,798	3,222	2001	10.03
South Towne Crossing Burleson, TX	8,818	1,600	9,391	1,846	1,600	11,237	12,837	1,372	2005	06.06
Southgate Plaza Heath, OH	4,198	2,200	9,229	38	2,200	9,267	11,467	1,634	1998-2002	03.05
Southlake Town Square I - VII (b) Southlake, TX	149,792	41,490	187,354	17,727	41,490	205,081	246,571	28,383	1998-2004 & 2007	12.04, 5.07 & 9.08
Southpark Meadows I Austin, TX	12,663	6,250	13,720	5,500	6,363	19,107	25,470	2,873	2004	07.05
Southpark Meadows II (a) Austin, TX	-	25,000	57,865	34,944	25,000	92,809	117,809	7,304	2006-2007	03.07
Southwest Crossing Fort Worth, TX	14,691	4,750	19,679	145	4,750	19,824	24,574	3,321	1999	06.05
Stanley Works / Mac Tools Westerville, OH	5,500	1,900	7,624	-	1,900	7,624	9,524	1,312	2004	01.05
Stateline Station Kansas City, MO	17,600	6,500	23,780	(15,015)	3,829	11,436	15,265	492	2003-2004	03.05
Stilesboro Oaks Acworth, GA	5,357	2,200	9,426	(45)	2,200	9,381	11,581	1,720	1997	12.04
Stonebridge Plaza McKinney, TX	4,278	1,000	5,783	60	1,000	5,843	6,843	952	1997	08.05
Stony Creek I Noblesville, IN	8,995	6,735	17,564	(324)	6,735	17,240	23,975	4,030	2003	12.03
Stony Creek II Noblesville, IN	4,279	1,900	5,106	7	1,900	5,113	7,013	780	2005	11.05
Stop & Shop Beekman, NY	7,349	2,650	11,491	6	2,650	11,497	14,147	1,753	Renov. 2005	11.05
Suntree Square Southlake, TX	8,975	2,535	12,574	31	2,535	12,605	15,140	1,273	2001	04.07
Target South Center Austin, TX	7,257	2,300	8,760	80	2,300	8,840	11,140	1,348	1999	11.05
Tim Horton Donut Shop Canandaigua, NY	-	212	30	-	212	30	242	8	2004	11.05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

Property Name	Encumbrance	Initial Cost (A)		Adjustments	Gross amount carried at end of period			Accumulated	Date	Date
		Land	Buildings and Improvements	to Basis (C)	Land	Buildings and Improvements	Total (B) (D)	Depreciation (E)	Constructed	Acquired
Tollgate Marketplace Bel Air, MD	39,765	8,700	61,247	(762)	8,700	60,485	69,185	11,981	1979/1994	07/04
Town Square Plaza Pottstown, PA	18,715	9,700	18,264	1,469	9,700	19,733	29,433	2,878	2004	12/05
Towson Circle Towson, MD	15,447	9,050	17,840	1,295	9,050	19,135	28,185	3,664	1998	07/04
Traveler's Office Building Knoxville, TN	4,865	650	7,001	822	1,079	7,394	8,473	1,016	2005	01/06
Trenton Crossing McAllen, TX	17,091	8,180	19,262	3,065	8,180	22,327	30,507	3,770	2003	02/05
University Square University Heights, OH	29,965	1,770	48,068	(35,514)	986	13,338	14,324	558	2003	05/05
University Town Center Tuscaloosa, AL	4,497	-	9,557	58	-	9,615	9,615	1,795	2002	11/04
Vail Ranch Plaza Temecula, CA	13,489	6,200	16,275	(4)	6,200	16,271	22,471	2,783	2004-2005	04/05
The Village at Quail Springs Oklahoma City, OK	5,497	3,335	7,766	-	3,335	7,766	11,101	1,393	2003-2004	02/05
Village Shoppes at Gainesville Gainesville, GA	25,148	4,450	36,592	318	4,450	36,910	41,360	5,757	2004	09/05
Village Shoppes at Simonton Lawrenceville, GA	3,576	2,200	10,874	(222)	2,200	10,652	12,852	2,126	2004	08/04
Walgreens Northwoods, MO	3,218	450	5,074	-	450	5,074	5,524	843	2000	04/05
Walgreens West Allis, WI	2,600	550	3,580	-	550	3,580	4,130	623	1999	04/05
Wal-Mart Supercenter (a) Blytheville, AR	-	1,756	10,914	-	1,756	10,914	12,670	2,167	1999	07/04
Walter's Crossing Tampa, FL	20,626	14,500	16,914	(4)	14,500	16,910	31,410	2,222	2005	07/06
Watauga Pavilion Watauga, TX	14,500	5,185	27,504	83	5,185	27,587	32,772	5,658	2003-2004	05/04
West Town Market Fort Mill, SC	6,048	1,170	10,488	(4)	1,170	10,484	11,654	1,726	2004	06/05
Wickes Murrieta, CA	5,433	3,200	5,530	(5,227)	3,200	303	3,503	17	2005	10/05
Wickes Naperville, IL	4,944	2,400	5,612	(3,635)	2,400	1,977	4,377	124	2005	10/05
Wild Oats Market Hinsdale, IL	7,469	3,800	9,155	-	3,800	9,155	12,955	1,442	2000	07/05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

(Continued)

December 31, 2009

(in thousands)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)

The aggregate cost of real estate owned at December 31, 2009 for Federal income tax purposes was approximately $7,278,960 (unaudited).

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

Based on management’s evaluation as of December 31, 2009, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance  of the Registrant

Executive Officers and Directors

Our current directors and executive officers and their positions are as follows:

Name	Age*	Position and office with us

Robert D. Parks	65	Chairman of the Board and Director
Brenda G. Gujral	67	Director
Kenneth H. Beard	69	Director
Frank A. Catalano, Jr.	49	Director
Paul R. Gauvreau	70	Director
Gerald M. Gorski	66	Director
Richard P. Imperiale	50	Director
Kenneth E. Masick	64	Director
Barbara A. Murphy	72	Director
Steven P. Grimes	43	Chief Executive Officer, President, Chief Financial Officer and Treasurer
Dennis K. Holland	57	General Counsel and Secretary
Shane C. Garrison	40	Chief Investment Officer
Niall J. Byrne	53	Vice President and President of Property Management
James W. Kleifges	59	Chief Accounting Officer

*As of January 1, 2010

Robert D. Parks has been our Chairman of the Board and a director since our inception on March 5, 2003.  He is a director of The Inland Real Estate Group of Companies, Inc. and one of its four original principals; Chairman of the Board of Inland Real Estate Investment Corporation (IREIC); Mr. Parks is Chairman of the Board and a director of Inland American Real Estate Trust, Inc. (IARETI).  He is also a director of Inland Real Estate Exchange Corporation and a director of Inland Investment Advisors, Inc.  Mr. Parks was formerly a director of Inland Securities Corporation and formerly President, Chief Executive Officer and a director of Inland Real Estate Corporation.

Mr. Parks is responsible for the ongoing administration of existing investment programs, corporate budgeting and administration for IREIC.  He oversees and coordinates the marketing of all investments and investor relations.

Prior to joining the Inland organization, Mr. Parks taught in Chicago’s public schools.  He received his B.A. from Northeastern Illinois University and his M.A. from the University of Chicago.  He is a registered Direct Participation Program Limited Principal with the Financial Industry Regulatory Authority.  He is a member of the Real Estate Investment Association, the Financial Planning Association, the Foundation for Financial Planning as well as a member of the National Association of Real Estate Investment Trusts (NAREIT).

Brenda G. Gujral has been one of our directors since our inception and previously served as our chief executive officer until November 15, 2007.  She was the president and a director of IREIC from July 1987 through September 1992 at which time she took a leave to work in a family business.  She returned to Inland in a part-time position from October 1995 until January 1998 at which time she was again named president and director of IREIC becoming its chief executive officer in January of 2008.  She served as president, chief operating officer and a director of Inland Securities Corporation from January 1997 until June 2009, and has been a director of Inland Securities Corporation since January 1997.  Additionally, Ms. Gujral has served as a director of Inland Investment Advisors, Inc., an investment advisor, since January 2001.  Ms. Gujral also has served as president and director of IARETI since its inception in October 2004, the chairman of the board of Inland Real Estate Exchange Corporation since May 2001, and a director of Inland Opportunity

Business Manager & Advisor, Inc. since April 2009.  Ms. Gujral was a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.

Ms. Gujral has overall responsibility for the operations of IREIC, including investor relations, regulatory compliance and filings, review of asset management activities and broker-dealer marketing and communication.  Ms. Gujral works with the internal and outside legal counsel in structuring IREIC’s investment programs and in connection with preparing offering documents and registering the related securities with the Securities Exchange Commission (SEC) and state securities commissions.

Ms. Gujral has been with the Inland organization for twenty-nine years, becoming an officer in 1982.  Prior to joining Inland, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.  She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority and is a licensed real estate salesperson and a member of NAREIT.

Kenneth H. Beard has been one of our independent directors since our inception on March 5, 2003.  He is President and Chief Executive Officer of KHB Group, Inc. and Midwest Mechanical Construction, mechanical engineering and construction companies.  From 1999 to 2002, he was President and Chief Executive Officer of Exelon Services, a subsidiary of Exelon Corporation.  From 1974 to 1999, Mr. Beard was President and Chief Executive Officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning construction and service company that he founded in 1974.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment.

Mr. Beard holds a MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer.  He is past chairman of the foundation board of the Wellness House in Hinsdale, Illinois, a cancer support organization and serves on the Dean’s Advisory Council of the University of Kentucky, School of Engineering.  Mr. Beard is a past member of the Oak Brook, Illinois, Plan Commission (1981 to 1991) and a past board member of Harris Bank, Hinsdale, Illinois (1985 to 2004).

Frank A. Catalano, Jr. has been one of our directors since our inception on March 5, 2003.  He has served as President of Catalano & Associates since 1999.  Catalano & Associates is a real estate company that includes brokerage, property management and rehabilitation and leasing of office buildings.  Mr. Catalano’s experience also includes mortgage banking.  Since February 1, 2008, he has been with Gateway-Funding as their Regional Vice President.  From 2002 until August 2007, he was a Vice President of American Home Mortgage Company.  He also was President and Chief Executive Officer of CCS Mortgage, Inc. from 1995 through 2000.

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

Mr. Gauvreau holds an MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees, Chairman of the Finance Committee and Treasurer of Benedictine University, Lisle, Illinois and a member of the Board of Directors of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

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

Kenneth E. Masick has been one of our directors since January 2008. He retired from Wolf & Company LLP, certified public accountants, in April 2009, being there as a partner since its formation in 1978.  That firm, one of the largest in the Chicago area specializes in audit, tax and consulting services to privately owned businesses.  Mr. Masick was partner-in-charge of the firm’s audit and accounting department and was responsible for the firm’s quality control.  His accounting experience also includes feasibility studies and due diligence activities with acquisitions.  Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. He is a member of the American Institute of Certified Public Accountants and the Illinois CPA society.  Mr. Masick also holds Series 7, 24, 27 and 63 licenses from FINRA.  He also was treasurer and director of Wolf Financial Management LLC, a securities broker-dealer firm.  Mr. Masick also held the position of director with Inland Retail Real Estate Trust, Inc.

Barbara A. Murphy has been one of our directors since July 1, 2003.  She is the Chairwoman of the DuPage Republican Party.  Ms. Murphy is also a member of Illinois Motor Vehicle Review Board and a member of Matrimonial Fee Arbitration Board.  Ms. Murphy is a former Chairman and current Committeeman for The Milton Township Central Committee.  After serving for twenty years, she recently retired from the position of Milton Township Trustee.  Ms. Murphy previously served as State Central Committeewoman for the Sixth Congressional District and has also served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force and the Illinois Toll Highway Advisory Committee.  Ms. Murphy is a founding member of the Family Shelter Service Board.  As a former volunteer for Central DuPage Hospital, she acted as the “surgery hostess” (cared for families while a family member was undergoing surgery).  Ms. Murphy was a department manager and buyer for J.W. Robinson’s and Bloomingdale’s and the co-owner of Daffy Down Dilly Gift Shop in Glen Ellyn.

Steven P. Grimes became our Chief Operating Officer and Chief Financial Officer on November 15, 2007.  Mr. Grimes became our Chief Executive Officer, President, Chief Financial Officer and Treasurer on October 13, 2009.  He joined Inland as Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor, in February 2004.  Since that time, Mr. Grimes has held the positions of our Principal Financial Officer and Treasurer.  During his time as Principal Financial Officer, Mr. Grimes oversaw the acquisition of over $8.3 billion in real estate assets and over $4.3 billion in financings and has led our SEC and Sarbanes Oxley compliance efforts.

Prior to joining the Inland organization, Mr. Grimes was a Director with Cohen Financial, a mortgage brokerage firm, and was a senior manager with Deloitte in their Chicago-based real estate practice.  Mr. Grimes received his B.S. in Accounting from Indiana University and is a Certified Public Accountant.  He is a member of NAREIT and ICSC.  Mr. Grimes is a member of the AICPA and the Illinois CPA Society. Previously Mr. Grimes has served on accounting subcommittees of National Council of Real Estate Investment Fiduciaries (NCREIF) and Pension Real Estate Association (PREA).

Dennis K. Holland joined us as General Counsel and Secretary on November 15, 2007.  Prior to that time he served as Associate Counsel in The Inland Real Estate Group, Inc. (TIREG) law department.  Mr. Holland joined TIREG in December 2003.  Mr. Holland is involved in all aspects of our business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters, litigation management and manages our law department.  He received his B.S. in Economics from Bradley University in 1974 and a J.D. from the John Marshall Law School in 1979.  Mr. Holland is licensed to practice law in Illinois.  He is a member of NAREIT and ICSC and is a member of ICSC’s Bankruptcy Task Force.  Prior to joining TIREG, Mr. Holland served as Deputy General Counsel with Heller Financial, Inc. and in a business role with GE Capital following its acquisition of Heller Financial.

Shane C. Garrison joined Inland US Management LLC, one of our property management companies, in 2004.  As Vice President of Asset Management and a member of IREIC’s senior advisory committee, he spearheaded our development and joint venture initiatives.  On November 15, 2007, Mr. Garrison was appointed Chief Investment Officer. Mr. Garrison sits on the Board of the MS Inland joint venture and is a member of the Inland Western Investment Committee.

Previously, Mr. Garrison was head of asset management for ECI Properties, responsible for its real estate portfolio, which included industrial and retail properties.  Prior to ECI Properties, he was the general manager of the Midwest region for Circuit City.

He has an MBA in Real Estate Finance from DePaul University in Chicago and a B.S. in Business Administration from Illinois State University.  He is an active member of the Urban Land Institute (ULI), NAREIT and ICSC.

Niall J. Byrne joined us as Vice President and President of Property Management on November 15, 2007.  Mr. Byrne is responsible for the oversight of all the property management functions for our portfolio of nearly 300 properties, which aggregate to approximately 45 million square feet.  In 2005, he joined Inland Holdco Management LLC as a Senior Vice President of the property managers, providing management and leasing services to us.  As a member of IREIC’s senior advisory committee, he was involved in our development, acquisitions and joint venture initiatives.  On November 15, 2007, Mr. Byrne was appointed President of Property Management.

Previously, Mr. Byrne was Vice President of Asset Management of a large commercial and residential portfolio of properties at American Landmark Properties, Ltd.  Prior to joining American Landmark Properties, Ltd., Mr. Byrne was Senior Vice President/Director of Operations for Providence Management Company, LLC (PMC Chicago).  At PMC Chicago, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio.  He also has over fifteen years of real estate experience with the Chicago-based Habitat Company and with American Express/Balcor.

Mr. Byrne received his B.S. in Accounting from DePaul University.  He holds an Illinois CPA Certificate and Illinois Real Estate sales license and has five years of public accounting experience.  He is a member of NAREIT and ICSC, where he has participated in numerous continuing professional educational seminars.

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

Board of Directors

Our current governing charter requires us to have at least three, but not more than eleven, directors.  Our Board of Directors (Board) currently consists of nine individuals. Although we are not listed on the New York Stock Exchange, after an evaluation, we believe that all of the directors would satisfy the definition of "independent" under the New York Stock Exchange's listing standards, except for Robert D. Parks, Brenda G. Gujral and Kenneth E. Masick.

The election of members of the Board is conducted on an annual basis. Each individual elected to the Board serves a one-year term and until his or her successor is elected and qualifies. Accordingly, the term of office of each of our current directors will expire at the annual meeting of shareholders.  At that meeting, each current director will be nominated to stand for reelection as a director to hold office until our annual meeting to be held in 2010 and until his/her successor is elected and qualifies.  We have no reason to believe that any of the nominees will be unable or unwilling to serve if elected. However, should any nominee be unable or unwilling to accept the office of director, and if the Board shall designate a substitute nominee, the persons named as proxies will vote for the election of the substitute nominee designated by the Board, and if none, for such other persons as they shall determine.  Seven of our current directors have been directors since 2003, and two of our current directors have been directors since January 1, 2008.  Information regarding the business experience of each nominee is provided above based upon information furnished to us by the individuals named.

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

The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by, and the independence of, our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls. The Audit Committee held nine meetings during 2009.

Executive Compensation Committee of the Board of Directors.   Our Board has established an Executive Compensation Committee that is comprised of Ms. Gujral, Ms. Murphy and Messrs. Imperiale and Catalano.  Mr. Catalano serves as chair of the Executive Compensation Committee.  The Executive Compensation Committee is responsible for oversight of the compensation of our executive officers.  The Executive Compensation Committee held ten meetings during 2009 ..  See “Compensation Discussion and Analysis.”

Nominating and Corporate Governance Committee.   Our Board has established a Nominating and Corporate Governance Committee that is comprised of Messrs. Parks, Imperiale and Gorski.  Mr. Gorski serves as chair of the Committee.  The Nominating and Corporate Governance Committee is responsible for nominations of individuals to serve as directors as vacancies occur, review of board performance, establishing qualifications for serving as a board member and oversight of compliance with our Code of Business Conduct and Ethics.  The Nominating and Corporate Governance Committee held two meetings during 2009 ..

During 2008, the Nominating and Corporate Governance Committee prepared and adopted the Company’s Guidelines on Corporate Governance as well as a Board Member Job Description outlining the core competencies, responsibilities and expectations of and for Board Members.  Both documents were subsequently approved by the Board.

In preparation for our Annual Meeting in 2009, the Committee reviewed the candidacies of Board Members and nominated all then sitting Board Members for re-election.

Independent Directors Committee.  In April 2009, our Board, at the recommendation of the Nominating and Corporate Governance Committee, established the Independent Directors Committee.  The Independent Directors Committee is responsible for reviewing, approving and monitoring all related party transactions, agreements and relationships.  All board members who are designated as “independent” by the Nominating and Corporate Governance Committee are members of the Independent Directors Committee.  Currently, Ms. Murphy and Messrs Gorski, Gauvreau, Catalano, Imperiale, Masick and Beard are members of the Committee.  The Committee held seven meetings in 2009.

In November 2009, the Independent Directors Committee considered and recommended to the Board the approval of a joint venture between the Company and principals of The Inland Real Estate Group, Inc.  The joint venture holds a portfolio of 55 investment properties, which portfolio secures a loan from JPMorgan Chase Bank, N.A.  The Independent Directors Committee retained the law firm of Winston & Strawn LLP to advise it as independent counsel in connection with this matter.

Special Committee.  In November 2008, the Board established a Special Committee consisting of independent directors to review and evaluate potential sales of various properties to related entities.  Messrs. Imperiale and Catalano served as members of the Special Committee.  The Special Committee retained the law firm of Winston & Strawn LLP to advise it as independent counsel.  The Special Committee held twenty-four meetings in 2009 to review and evaluate potential related party sales, and in December 2008, recommended to the Board the approval of the sale of two properties.  The Board accepted that recommendation and approved the sale.  In March 2009, the Special Committee recommended to the Board the approval of the sale of two additional properties.  The Board accepted that recommendation and approved the sale.  In addition the special Committee monitored the progress of the related party sales until closing.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the SEC and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2009 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Overview

The following discussion and analysis is set forth with respect to the compensation and benefits for the Company’s Chief Executive Officer, Chief Financial Officer and the other three officers included in the “Summary Compensation Table” included herein (together, the Company’s “Named Executive Officers”) for the Company’s fiscal year ended December 31, 2009 (“fiscal 2009”).

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

Objectives and Structure of Our Compensation Program

The primary objectives of our executive compensation programs are:  (i) to attract, retain and reward experienced, highly-motivated executives who are capable of leading us effectively and contributing to our long-term growth and profitability, (ii) to motivate and direct the performance of management with clearly-defined goals and measures of achievement, and (iii) to align the interests of management with the interests of our shareholders.

We attempt to achieve our objectives through offering the opportunity to earn a combination of cash and equity-based compensation to provide appropriate incentives for our executives.  Executive officers are eligible to receive a combination of (i) annual base salary, (ii) annual cash incentive compensation, and (iii) option grants under our Stock Incentive Plan.  Each of the Named Executive Officers participates in the same benefits programs available to all of our employees:  health and dental insurance; group term life insurance; short-term disability coverage; and tax-qualified 401(k) plan.  The Company does not provide additional perquisites to the Named Executive Officers.  For 2008, these elements were set forth in employment agreements between the Company and the Named Executive Officers and are summarized below.  For fiscal 2009, the same elements were considered although there were no employment agreements in effect with the Named Executive Officers (except with Mr. Holland).  The Committee did not engage a compensation consultant for 2008 or 2009.

When we were initially formed in 2003, we did not have any employees. Instead, we had agreements with related parties who provided all of our services and employees in exchange for fees. At that time, those related parties compensated their employees, including each of the Named Executive Officers, from the time they started their employment with such related parties.  We were not a part of any compensation decisions or arrangements. On November 15, 2007, we acquired those related parties and hired substantially all of those employees who were employed by those related parties and provided services to us in a transaction referred to as the internalization. As part of the internalization, we entered into employment agreements with four of our executive officers, including Steven P. Grimes, our current Chief Executive Officer, President, Chief Financial Officer and Treasurer; Shane C. Garrison, our Chief Investment Officer; Niall J. Byrne, our Vice President and President of our property management companies and Michael J. O'Hanlon, our former Chief Executive Officer and President.  The term of our initial employment agreements with each of the individuals listed above began on November 15, 2007, the closing date of the internalization.  The employment agreements provided that each Named Executive Officer was to receive a salary but made no provision for a incentive compensation or equity compensation.  Accordingly, no incentive compensation or equity compensation was paid by the Company to our Named Executive Officers for 2007; however, the prior employer of each of the Named Executive Officers made incentive compensation payments to them for 2007 which were not reflected in the Company’s proxy statement and annual report on Form 10-K.  For 2007, we had an oral agreement with Dennis K. Holland, our general counsel and secretary, with respect to his employment.

In late 2007, our Board established the Committee. In February 2008, the Board adopted a charter for the Committee and it began meeting to examine and establish compensation programs for our chief executive officer and other executive officers.

In August 2008, the Company finalized new employment agreements for all of the Named Executive Officers for the year ended on December 31, 2008, retroactive to January 1, 2008 (except for Mr. Holland's employment agreement, which continued, until December 31, 2009).  The Committee determined not to enter into any new employment agreements with the Named Executive Officers in 2009.

As a part of its efforts, the Committee set the objectives of our compensation program.  While the Committee informally compared compensation against peer group data to gain a sense of current market compensation, no benchmarking was used.  The peer group selected by the Committee consists of the following nine publicly-traded REITs with a substantial retail shopping center portfolio:

Developers Diversified Realty Corporation Regency Centers Corporation Cedar Shopping Centers, Inc. Equity One, Inc. Federal Realty Investment Trust	Inland Real Estate Corporation Kimco Realty Corporation Ramco-Gershenson Properties Trust Weingarten Realty Investments

In fiscal 2009, the Committee considered a combination of base salary, incentive compensation, annual long-term equity awards in the form of stock options and other benefits noted above to meet its compensation objectives.  The proportions of these elements were determined by the Committee in its discretion, considering, among other things, the prevailing practices in the marketplace, including the peer group, and the historical compensation by the Company and the prior employers of the Company’s Named Executive Officers.  In establishing base salaries for 2009, the Committee considered present compensation, market competitiveness in relation to the Company’s performance and capital structure, the roles, responsibilities and performance of each of the Named Executive Officers, the contribution of each of the Named Executive Officers to the Company’s business, an analysis of job requirements, and the prior experience and accomplishments of each of the Named Executive Officers.  The decision as to whether to award incentive compensation, for 2009 was solely in the discretion of the Committee (except with respect to Mr. Holland, as described below).  The Committee believes that having incentive compensation within the control of the Committee allows the Company more directly to reward achievement and effort by the Named Executive Officers without using formulas which may or may not appropriately reward individual Named Executive Officers.  Discretionary incentive compensation also assists in the Company’s efforts to retain outstanding executive officers.  Finally, the Committee views the granting of stock options as a means of aligning management and shareholder interests, providing incentives and rewarding management’s long-term perspective, and retaining the services of the Named Executive Officers.

In determining whether to pay the annual incentive compensation for each Named Executive officer for fiscal 2009, the Committee generally considered a number of factors on a subjective basis, including, but not limited to, (i) the scope of the officer’s responsibilities within the Company; (ii) the experience of the officer within our industry and at the Company; (iii) performance of the Named Executive Officer and his or her contribution to the Company; (iv ) the Company’s financial budget and general wage level throughout the Company for fiscal 2009; ( v ) a review of historical compensation information for the individual officer; ( vi ) a subjective determination of the compensation needed to motivate and retain that individual; ( vii ) the recommendations of the Chief Executive Officer (and the recommendation of the Chairman of the Board with respect to the Chief Executive Officer); ( viii ) data regarding compensation paid to officers with comparable titles, positions or responsibilities at REITs that are approximately similar in size to the Company, and ( ix ) general industry and market conditions and their impact upon the ability of the Company to achieve objective performance goals and the time commitment required of the Named Executive Officers.  An officer’s target compensation is not mechanically set to be a particular percentage of the peer group average, although as noted the Committee does review the officer’s compensation relative to the peer group to help the Committee perform the subjective analysis described above.  Peer group data is not used as the determining factor in setting compensation for the following reasons:  (a) the average actual compensation for comparable officers at the peer companies may be the result of a year of over performance or under performance by the peer group (i.e., historically, the Company has not had access to the target compensation set for the peer group, but only to the actual compensation paid, so setting target compensation strictly by reference to actual compensation data for peers would be inappropriate); and (b) the Committee believes that ultimately the decision as to appropriate target compensation for a particular office should be made based on the full review described above.  The Committee also reviews competitive market compensation data for the peer group.

While the Committee and the Board recognized that each of the Named Executive Officers had given extraordinary time and effort to his job in extremely difficult economic circumstances, the Committee also believed it appropriate, based on the difficult economic climate and the belief that the Named Executive Officers should share the sacrifice being made by the shareholders of the Company in 2009, that no discretionary incentive compensation or stock options have been awarded for 2009.  Nevertheless, the Committee has determined to review at its next meeting scheduled for March 2010 whether any discretionary cash incentive compensation should be awarded to any of the Named Executive Officers for 2009 in view of their extraordinary efforts and sacrifice.   The following is a summary of the payments made to each of the Company’s Named Executive Officers in 2009.

Steven P. Grimes. In 2009, Mr. Grimes, who became our Chief Executive Officer and President on October 13, 2009 and continues as our Chief Financial Officer and Treasurer, received the same base salary of $375,000 per year that we paid him in 2008.  On January 12, 2010, the Board of Directors increased the annual base salary for Mr. Grimes to $450,000 (which is the amount of base salary paid to Mr. Grimes’ predecessor as Chief Executive Officer and President).  This salary increase was effective as of January 1, 2010 and recognized Mr. Grimes’ increased responsibilities since being appointed Chief Executive Officer and President of the Company, in addition to maintaining his current duties as Chief Financial Officer and Treasurer.

Dennis K. Holland. Under the terms of Mr. Holland’s employment agreement, we agreed to pay Mr. Holland, our General Counsel and Secretary, a base salary of $265,000 per year in 2009.  In addition to a base salary, under his contract, Mr. Holland was entitled to receive in 2009 annual incentive compensation of up to 20% of his base salary. One half of such incentive compensation, a discretionary cash bonus, is payable at the discretion of the Chief Executive Officer and President, with the approval of the Committee and the Board; the other half of such incentive compensation shall be determined based on our performance measured to either a high, target or threshold level of performance as measured by our FFO growth (as used herein, “FFO” means funds from operations, as defined by the National Association of Real Estate Investment Trusts, excluding the performance of our common and preferred stock portfolio).  For example, if our FFO growth rate is equal to or greater than 130% of the median FFO growth rate for our peer group, Mr. Holland will be entitled to receive 10% of his base salary.  Alternatively, if we achieve a target level of FFO growth per fully-diluted share, Mr. Holland will be entitled to receive 7.5% of his base salary.  If we achieve a threshold level of

FFO growth per fully-diluted share, Mr. Holland will be entitled to receive 5% of his base salary.  In addition, if we achieve a threshold level of FFO growth per fully-diluted share when and as provided in the employment agreement, we are obligated to grant Mr. Holland an annual stock option award from which he will be entitled to purchase 3,500 shares of Company stock at market value on the date of grant, subject to certain restrictions.  Because the Company’s FFO growth rate was greater than 130% of our peer group, as required by his employment agreement, Mr. Holland was awarded incentive compensation equal to 10% of his base salary, or $26,500 for 2009; however, Mr. Holland did not receive any discretionary incentive compensation and, because the requisite FFO level was not met, no options were granted to Mr. Holland.

Shane C. Garrison.  In 2009, we continued to pay Mr. Garrison, our Chief Investment Officer, the same base salary of $250,000 per year that we paid him in 2008.

Niall J. Byrne. In 2009, we continued to pay Mr. Byrne, our President of Property Management, the same base salary of $250,000 per year that we paid him in 2008.

Michael J. O'Hanlon.  In 2009, we paid Mr. O'Hanlon, our former Chief Executive Officer and President, the same base salary that we paid him in 2008 ($450,000 per year) until his resignation as Chief Executive Officer and President of the Company on October 13, 2009.  Concurrently with Mr. O’Hanlon’s resignation, we entered into a Separation Agreement and General Release pursuant to which the Company will pay Mr. O’Hanlon 26 biweekly payments of approximately $17,300 each, and will continue to pay the cost of Mr. O’Hanlon’s existing group health plan benefits for a period of up to 12 months.  We did not pay Mr. O’Hanlon a bonus or any other compensation.

Section 162(m).  The SEC requires that this report comment upon the Company’s policy with respect to Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility on the Company’s tax return of compensation over $1 million to any of the Named Executive Officers of the Company, unless, in general, the compensation is paid pursuant to a plan which is performance-related, non-discretionary and has been approved by the Company’s shareholders.  The Company believes that, because it qualifies as a REIT under the Code and pays dividends sufficient to minimize federal income taxes, the payment of compensation that does not satisfy the requirements of Section 162(m) will generally not affect the Company’s net income.  To the extent that compensation does not qualify for a deduction under Section 162(m), a larger portion of shareholder distributions may be subject to federal income taxation as dividend income rather than return of capital.  The Company does not believe that Section 162(m) will materially affect the taxability of shareholder distributions, although no assurance can be given in this regard due to the variety of factors that affect the tax position of each shareholder.  For these reasons, the Compensation Committee’s compensation policy and practices are not directly guided by considerations relating to Section 162(m).

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

Summary Compensation Table

The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the Named Executive Officers for the years ended December 31, 2009, 2008 and 2007.

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

(3)

Represents company match to 401(k) plan, except for the amount for Michael J. O’Hanlon, which represents the amounts incurred in conjunction with his Separation Agreement.

(4)

On October 13, 2009, the Company announced the resignation of its Chief Executive Officer and President, Michael J. O’Hanlon, and the appointment of Steven P. Grimes to serve as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company.

Grants of Plan-Based Awards

There were no grants of stock, options or any other plan-based awards made to any Named Executive Officer during 2009.

Outstanding Equity Awards

There were no outstanding options, stock or other equity incentive plan awards held by any Named Executive Officer as of December 31, 2009.

Option Exercises and Stock Vested

There were no exercises of options, stock appreciation rights or similar instruments, and no vesting of stock, including restricted stock, restricted stock units or similar instruments, by any named executive officer during 2009.

Additional Compensation Tables

All other tables have been omitted because they were not applicable to us in 2009.

Potential Payments upon Termination or Change in Control

In order to attract, motivate and retain quality executives, as part of the employment agreement with Mr. Holland, we agreed to pay certain amounts and provide certain benefits following termination of employment (including following a change of control) under certain circumstances, as described below.  The agreement terminated on December 31, 2009.  Each Named Executive Officer is currently working as an at-will employee.  The Committee has not determined whether the Company should enter into new employment agreements for 2010 or whether to continue the present at-will arrangement.  If the Committee does determine to enter into new employment agreements for 2010, the terms of such employment agreements may vary from the terms of prior employment agreements, including with respect to the matters discussed below, and may be retroactive.

The employment agreement was terminable: (i) by the individual upon two weeks written notice to us; (ii) by the individual for good reason, as defined in each of the employment agreements, upon notice to us followed by a 10 day cure period; (iii) by us for any reason without prior written notice; (iv) by us for cause, as defined in the employment agreement and described below, effective without prior written notice to the individual unless we were terminating the individual's employment for reasons relating to a failure to perform the individual's duties or any material breach of the employment agreement or other agreements or certain of our written policies where we are required to give the individual notice of our intention and allow the individual 10 days to cure; (v) upon death, and (vi) upon a determination of total disability.

If the employment agreement was terminated for cause or voluntarily by the individual described above, we would have paid that individual any accrued base salary, accrued vacation payment, accrued reimbursable expenses and accrued benefits together with any benefits required to be paid or provided under applicable law, but any unvested stock option awards must immediately be forfeited.  If the employment agreement was terminated without cause or by the individual for good reason, we would have paid each individual any: (i) accrued base salary, (ii) accrued vacation payment, (iii) accrued reimbursable expenses; (iv) accrued benefits together with any benefits required to be paid or provided under applicable law; (v) accrued bonus; and (vi) an amount equal to 1.0 times the sum of his then current base salary plus an amount equal to the annual incentive bonus that was paid to him for the fiscal year immediately preceding the year of termination subject to certain restrictions. If the termination without cause or by the individual for good reason occurred within one year of a change of control, as defined in each employment agreement, then in addition to the amounts described in the preceding sentence in (i) through (v), we would have paid the individual an amount equal to 1.5 times the sum of his then current base salary plus an amount equal to the annual incentive bonus that was paid to him for the fiscal year immediately preceding the year of termination plus the aggregate value of each of the annual stock option awards that was granted to him for the fiscal year immediately preceding the year of termination subject to certain restrictions.  If termination was upon death or total disability, we would have paid amounts described in clauses (i) through (v) above.  Payments relating to termination are paid in a lump sum within 15 days of termination (30 days of death or total disability).

If the employment agreement was terminated without cause or upon death or total disability, any unvested annual stock options would have immediately vested. If the employment agreement was terminated for good reason, however, any unvested annual stock options must have been immediately forfeited; provided, however, that if the termination occurred within one year of a change of control, any unvested annual stock options would have immediately vested.

Under the employment agreement, termination for “cause” or upon death or total disability includes all of the following: (i) conduct amounting to fraud, embezzlement, disloyalty or illegal misconduct in connection with the individual's duties under the employment agreement and as our employee; (ii) conduct that we reasonably believe has brought us into substantial public disgrace or disrepute; (iii) failure of the individual to perform his duties under the employment agreement as reasonably directed by us after providing written notice of the failure to the individual and the individual has failed to cure within 10 days of receiving notice; (iv) gross negligence or willful misconduct by the individual with respect to us, our clients, our employees and our activities; or (v) material breach by the individual of the employment agreement or any other agreement to which the individual and we are a party or any material breach by the individual of any written policy we have adopted concerning conflicts of interest, standards of business conduct or fair employment practices and any other similar matter, provided that we have provided written notice of the breach to the individual and the individual has failed to cure the breach within 10 days of receiving notice.

Under the employment agreement, the individual was also reimbursed for all ordinary and necessary business expenses incurred by the individual in connection with the individual's duties as described in their employment agreement. Further, the individual was eligible to participate in our retirement benefits, group health and other insurance coverage plans as they are in effect during the term of the employment agreement.

During the term of the employment agreement and for a period of one year following termination, the individual has agreed to certain non-compete and non-solicitation provisions.

If the executive’s agreement had been terminated for cause or voluntarily by the executive including under a change of control occurring on December 31, 2009, the executive would have received no payment; and if the executive’s agreement had been terminated without cause or by the executive for good reason, including within one year of a change of control, using the closing price of our common stock as of December 31, 2009, the executive would have received $397,500.

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

We have authorized and reserved a total of 375,000 shares of our common stock for issuance under our Independent Director Stock Option Plan.  The number and type of shares which could be issued under the plan may be adjusted if we are the surviving entity after a reorganization or merger or if our stock splits or is consolidated or we are recapitalized. If this occurs, the exercise price of the options will be correspondingly adjusted.

Beginning January 1, 2008 each non-employee director will be entitled to be granted an option under our Independent Director Stock Option Plan to acquire 5,000 shares as of the date they initially become a director.  At the time of this change, all non-employee directors other than Messrs. Imperiale and Masick had previously received their initial grants of options, and Messrs. Imperiale and Masick received their initial grants of options on January 1, 2008.  In addition, each non-employee director will be entitled to be granted an option to acquire an additional 5,000 shares on the date of each annual shareholders’ meeting, commencing with the annual meeting in 2008, so long as the director remains a member of the Board on such date.  All such options will be granted at the fair market value of a share on the last business day preceding the date of each annual shareholders’ meeting and will become fully exercisable on the second anniversary of the date of grant.  Grants made in 2009 are subject to shareholder approval of amendments to the Plan at the next annual meeting of the shareholders.

As of December 31, 2009, no options to acquire shares had been exercised or expired, and options to acquire 35,000 shares were outstanding.

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

The following table sets forth a summary of the compensation we paid to our directors during 2009:

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information as of December 31, 2009, regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of December 31, 2009, we had over 110,000 shareholders of record and 481,743,342 shares of common stock outstanding.

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

(3)

Includes 128,182.1132 shares held jointly by Mr. Goodwin and his spouse.  Also includes 10,312,500.0000, 8,437,500.0000, 215,530.7270 and 71,437.5596 shares of common stock owned by Inland Corporate Holdings Corporation, Inland Funding Corporation, IREIC, and Partnership Ownership Corporation, respectively.

(4)	Includes 41,894.7360 shares owned by trusts for the benefit of Mr. Parks. Mr. Parks is a control person of these trusts and disclaims beneficial ownership of the shares owned by these trusts.
(5)

Includes 5,000 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

Item 13.   Certain Relationships and Related Transactions

All dollar amounts and shares in this Item 13 are stated in thousands.

Effects of Transactions with Related and Certain Other Parties

On November 15, 2007, we acquired our business manager/advisor and property managers in exchange for 37,500 newly issued shares of our stock.  Under the terms of the plan of merger, 55% of the 37,500 shares of our common stock were deposited into an escrow fund, subject to terms and conditions.  The business manager/advisor and property managers became subsidiaries of ours.  Prior to the merger, we paid an advisor asset management fee up to a maximum of 1% of the average invested assets, as defined, to our former business manager/advisor.  The fee was payable quarterly in an amount equal to 1/4 up to a maximum of 1% of our average invested assets as of the last day of the immediately preceding quarter.  Our business manager/advisor was entitled to maximum fees of $68,083 for the year ended December 31, 2007.    The business manager/advisor elected not to be paid the maximum advisor asset management fee and as a result we only incurred fees to our business manager/advisor totaling $23,750 for the year ended December 31, 2007.

Prior to the merger, the property managers were entitled to receive property management fees totaling 4.5% of gross operating income, for management and leasing services.  Subsequent to the merger, the property managers are entitled to receive property management fees totaling 4.5% of gross operating income, however, the property management fees are eliminated in the consolidation and replaced by the actual operating expenses of the property managers.  We incurred property management fees of $30,036 for the year ended December 31, 2007.

Prior to the merger, the business manager/advisor and the property managers were also entitled to reimbursement for general and administrative costs, primarily salaries and related employee benefits.  For the years ended December 31, 2007, we incurred $6,296 of these reimbursements.  None of these reimbursements remained unpaid at December 31, 2008.

An Inland affiliate, who is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  Subject to our approval and the investment guidelines we provide to them, the Inland affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $67, $1,390 and $2,107 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, fees of $20 and $160 remained unpaid, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor has agreed to waive all fees due at our request.  Fees were incurred again beginning on October 1, 2009.

An Inland affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $372, $405 and $562 for the years ended December 31, 2009, 2008 and 2007, respectively.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2009, 2008 and 2007, we had incurred none, $1,330 and $873, respectively, of loan fees to this Inland affiliate.  As of December 31, 2009 and 2008, none remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a property acquisition agreement and a transition property due diligence services agreement with an Inland affiliate.  In connection with our acquisition of new properties, the Inland affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred none, $19 and $134 of such costs for the years ended December 30, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

On April 30, 2009, we sold two single-user office buildings to Inland American Real Estate Trust, Inc. (“IARETI”) with an aggregate sales price of $99,000, which resulted in net sales proceeds of $34,572 and a gain on sale of $7,010.  The properties were located in Salt Lake City, Utah and Greensboro, North Carolina with approximately 395,800 square feet and 389,400 square feet, respectively.  The sale resulted in the assumption of debt in the amount of $63,189 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of these transactions to our board of directors.

On June 24, 2009, we sold an approximately 185,200 square foot single-user office building located in Canton, Massachusetts, to IARETI with a sales price of $62,632, which resulted in net sales proceeds of $17,991 and a gain on sale of $2,337.  The sale resulted in the assumption of debt in the amount of $44,500 by IARETI.  The special committee, consisting of independent directors, reviewed and recommended approval of this transaction to our board of directors.

We have an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  We incurred $34, $10 and $257 during the years ended December 31, 2009, 2008 and 2007, respectively.  None of these costs remained unpaid as of December 31, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland affiliate has a legal services agreement with us, where that Inland affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2009, 2008 and 2007, we incurred $551, $500 and $897, respectively, of these costs.  Legal services costs totaling $123 and $189 remained unpaid as of December 31, 2009 and 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have consulting agreements with Daniel L. Goodwin, Robert D. Parks, our chairman, and G. Joseph Cosenza, who each provide us with strategic assistance for the term of their respective agreement including making recommendations and providing guidance to us as to prospective investment, financing, acquisition, disposition, development, joint venture and other real estate opportunities contemplated from time to time by us and our board of directors.  The consultants also provide additional services as may be reasonably requested from time to time by our board of directors.  The term of each agreement runs until November 15, 2010 unless terminated earlier.  We may terminate these consulting agreements at any time.  The consultants do not receive any compensation for their services, but we are obligated to reimburse their ordinary and necessary out-of-pocket business expenses in fulfilling their duties under the consulting agreements.  There were no reimbursements required under the consulting agreements for the years ended December 31, 2009, 2008 and 2007.

We have service agreements with certain Inland affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Generally, these agreements provide that we obtain certain services from the Inland affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2009, 2008 and 2007, we incurred $3,027, $2,814 and $3,141, respectively, of these reimbursements.  Of these costs, $194 and $209 remained unpaid as December 31, 2009 and 2008, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We sublease our office space from an Inland affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  Of these costs, $175 and none remained unpaid as of December 31, 2009 and 2008, respectively.

On December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV.  Refer to Notes 1 and 11 of the consolidated financial statements for additional information.  The independent directors committee reviewed and recommended approval of this transaction to our board of directors.

Item 14.   Principal Accounting Fees and Services

The following table sets forth fees for professional audit services rendered for the audits of our annual financial statements for 2009 by Deloitte & Touche LLP and for 2008 by KPMG LLP, and fees for other services rendered by them:

(1)	Audit fees include the financial statement audit and internal controls over financial reporting. The 2009 audit fees exclude $220,000 of audit fees associated with KPMG LLP.
(2)	Audit related fees in 2009 include fees related to IW JV. Audit related fees in 2008 include the review of documents and issuance of accountant’s consent related to documents filed with the SEC.
(3)	Tax fees consist of fees for review of federal and state income tax returns. The 2009 tax fees exclude $136,857 of tax fees associated with KPMG LLP.

The Audit Committee reviews and approves in advance the terms of and compensation for both audit and non-audit services to be provided by Deloitte & Touche LLP and KPMG LLP.  This duty has been delegated to the Chairman of the Audit Committee with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.  Approval of non-audit services will be disclosed in periodic reports required by Section 13(a) of the Securities Exchange Act of 1934.  Prohibited Non-Audit Services shall be as set forth in the rules promulgated by the SEC, including: (i) bookkeeping or other services related to the accounting records or financial statements of the audit client; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment advisor or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Public Company Accounting Oversight Board prohibits through regulation.

The Audit Committee approved 100% of the fees described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

(1)

The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)

Financial Statement Schedules:

Financial statement schedules for the year ended December 31, 2009 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	104
Real Estate and Accumulated Depreciation (Schedule III)	105

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description
3.1

Fourth Articles of Amendment and Restatement of Inland Western Retail Real Estate Trust, Inc. dated October 14, 2008 (Included as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 31, 2009 [File No. 000-51199] incorporated herein by reference).

3.2

Third Amended and Restated Bylaws of Inland Western Retail Real Estate Trust, Inc., effective March 31, 2009 (Included as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 31, 2009 [File No. 000-51199] incorporated herein by reference).

4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference).
10.5	Second Amended and Restated Inland Western Retail Real Estate Trust, Inc. Independent Director Stock Option Plan (filed herewith).
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

10.573

Indemnification Agreement, dated October 14, 2008, by and between Inland Western Retail Real Estate Trust, Inc. and Mildred Terzic (Included as Exhibit 10.573 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 31, 2009 [File No. 000-51199] incorporated herein by reference).

10.574

First Amendment to Escrow Agreement dated November 14, 2008 by and among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A. (Included as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 20, 2008 [File No. 000-51199] incorporated herein by reference).

10.575

2008 Long-Term Equity Compensation Plan Established May 13, 2008 of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 10.575 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 31, 2009 [File No. 000-51199] incorporated herein by reference).

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

10.583

Second Amendment to Escrow Agreement dated November 14, 2008 by an among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A.  (Included as Exhibit 10.583 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 13, 2009 [File No. 000-51199] incorporated herein by reference).

10.584

Amendment to Credit Agreement dated as of October 15, 2007 among Inland Western Real Estate Trust, Inc. as Borrower and KeyBanc National Association as Administrative Agent, KeyBanc Capital Markets as Lead Arranger and Book Manager, and Certain of the Lenders from time to time parties hereto, as Lenders.  (Included as Exhibit 10.584 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 and filed on May 13, 2009 [File No. 000-51199] incorporated herein by reference).

10.585

Third Amendment to Escrow Agreement dated November 12, 2009 by and among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A. (filed herewith).

10.586	Separation Agreement and General Release dated October 13, 2009 between Inland Western Retail Real Estate Trust, Inc. and Michael J. O’Hanlon (filed herewith).
10.587	Loan Agreement dated as of December 1, 2009 by and among Colesville One, LLC, JPMorgan Chase Bank, N.A. and certain subsidiaries of Inland Western Retail Real Estate Trust, Inc. (filed herewith).
10.588	Senior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2009, LLC and JPMorgan Chase Bank, N.A. (filed herewith).
10.589	Junior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2 2009, LLC and JPMorgan Chase Bank, N.A. (filed herewith).
10.590	Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009 by and between Inland Western Retail Real Estate Trust, Inc. and Inland Equity Investors, LLC (filed herewith).
10.591	Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Gerald Wright (filed herewith).
10.592	Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Larry R. Sajdak (filed herewith).
10.593	Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Michael D. Keach (filed herewith).
10.594	Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Thomas J. Martin (filed herewith).
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

21.1	List of Subsidiaries of Inland Western Retail Real Estate Trust, Inc. (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer
Date:	February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Richard P. Imperiale
	Chief Executive Officer, President, Chief Financial Officer and Treasurer		Director		Director

Date:	February 26, 2010	Date:	February 26, 2010	Date:	February 26, 2010

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Kenneth E. Masick

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Kenneth Masick
	Chief Accounting Officer		Director		Director

Date:	February 26, 2010	Date:	February 26, 2010	Date:	February 26, 2010

	/s/ Robert D. Parks		/s/ Gerald M. Gorski		/s/ Barbara A. Murphy

By:	Robert D. Parks	By:	Gerald M. Gorski	By:	Barbara A. Murphy
	Chairman of the Board and Director		Director		Director

Date:	February 26, 2010	Date:	February 26, 2010	Date:	February 26, 2010

	/s/ Kenneth H. Beard		/s/ Brenda G. Gujral

By:	Kenneth H. Beard	By:	Brenda G. Gujral
	Director		Director

Date:	February 26, 2010	Date:	February 26, 2010