Form 10-K/A
period 2009-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2010-03-05
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Inland Western Retail Real Estate Trust, Inc. is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on February 26, 2010 (the “Annual Report”), solely for the purpose of re-filing (i) Exhibits 10.587, 10.588 and 10.589 (only parts of which, due to computer error, were filed with the Annual Report) and (ii) Exhibits 31.1, 31.2 and 32.1 (which, although manually executed, were originally filed without conformed signatures).  In addition, we are including as exhibits to this Amendment the certifications, currently dated, required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained in or amended by this Amendment, we are not including currently-dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth herein, no other changes are made to our Annual Report for the fiscal year ended December 31, 2009.

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
10.5

Second Amended and Restated Inland Western Retail Real Estate Trust, Inc. Independent Director Stock Option Plan (Included as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

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

10.585

Third Amendment to Escrow Agreement dated November 12, 2009 by and among Inland Real Estate Investment Corporation, Inland Western Retail Real Estate Trust, Inc., IWEST Merger Agent, LLC and Bank of America, N.A. as Successor to LaSalle Bank, N.A. (Included as Exhibit 10.585 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

10.586

Separation Agreement and General Release dated October 13, 2009 between Inland Western Retail Real Estate Trust, Inc. and Michael J. O’Hanlon (Included as Exhibit 10.586 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

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
10.590

Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009 by and between Inland Western Retail Real Estate Trust, Inc. and Inland Equity Investors, LLC (Included as Exhibit 10.590 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

10.591

Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Gerald Wright (Included as Exhibit 10.591 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

10.592

Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Larry R. Sajdak (Included as Exhibit 10.592 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

10.593

Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Michael D. Keach (Included as Exhibit 10.593 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

10.594

Indemnification Agreement, dated March 10, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Thomas J. Martin (Included as Exhibit 10.594 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

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

21.1

List of Subsidiaries of Inland Western Retail Real Estate Trust, Inc. (Included as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

23.1

Consent of Deloitte & Touche LLP (Included as Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

23.2

Consent of KPMG LLP (Included as Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010 [File No. 000-51199] and incorporated herein by reference).

31.1	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.3	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.4	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1

Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer and Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	March 5, 2010