Form 10-Q
period 2010-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2010-05-12
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   [X]         No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes   ☐         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	□	Accelerated filer	☐

Non-accelerated filer	[X]	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

As of May 10, 2010, there were 483,698,161 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                   PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

40

Item 4.  Controls and Procedures

41

                                                                   PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

42

Item 1A.  Risk Factors

42

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

42

Item 5.  Other Information

42

Item 6.  Exhibits

43

SIGNATURES

44

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

March 31, 2010 and December 31, 2009

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
Assets
Investment properties:
Land	$1,434,391	$1,435,871
Building and other improvements	5,412,137	5,421,907
Developments in progress	112,960	112,173
	6,959,488	6,969,951
Less accumulated depreciation	(915,036)	(866,169)
Net investment properties	6,044,452	6,103,782
Cash and cash equivalents	130,189	125,904
Investment in marketable securities	38,214	29,117
Investment in unconsolidated joint ventures	79,053	78,957
Accounts and notes receivable (net of allowances of $12,079
and $31,014, respectively)	104,461	118,172
Acquired lease intangibles, net	280,251	295,720
Investment properties held for sale	45,245	46,435
Other assets, net	160,077	130,278
Total assets	$6,881,942	$6,928,365
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,976,865	$4,003,985
Line of credit	142,000	107,000
Accounts payable and accrued expenses	57,413	73,793
Distributions payable	21,109	15,657
Acquired below market lease intangibles, net	99,603	103,134
Other financings	8,477	11,887
Co-venture obligation	50,389	50,139
Liabilities associated with investment properties held for sale	34,863	34,795
Other liabilities	78,854	81,729
Total liabilities	4,469,573	4,482,119
Redeemable noncontrolling interests	527	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
482,481 and 481,743 issued and outstanding at
March 31, 2010 and December 31, 2009, respectively	482	482
Additional paid-in capital	4,356,763	4,350,484
Accumulated distributions in excess of net loss	(1,970,381)	(1,920,716)
Accumulated other comprehensive income	20,724	11,300
Total shareholders' equity	2,407,588	2,441,550
Noncontrolling interests	4,254	4,169
Total equity	2,411,842	2,445,719
Total liabilities and equity	$6,881,942	$6,928,365

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Revenues:
Rental income	$128,866	$133,150
Tenant recovery income	32,039	31,813
Other property income	3,992	3,547
Insurance captive income	713	515
Total revenues	165,610	169,025
Expenses:
Property operating expenses	29,538	33,997
Real estate taxes	23,219	24,166
Depreciation and amortization	62,185	62,716
Provision for impairment of investment properties	-	20,400
Loss on lease terminations	2,982	5,735
Insurance captive expenses	1,225	733
General and administrative expenses	4,826	4,805
Total expenses	123,975	152,552
Operating income	41,635	16,473
Dividend income	1,683	3,484
Interest income	187	473
Equity in income (loss) of unconsolidated joint ventures	10	(466)
Interest expense	(64,889)	(53,473)
Co-venture obligation expense	(1,792)	-
Recognized gain (loss) on marketable securities, net	771	(26,948)
Other expense	(5,092)	(2,783)
Loss from continuing operations	(27,487)	(63,240)
Discontinued operations:
Operating (loss) income	(1,028)	1,174
Gain on sales of investment properties	52	12,212
(Loss) income from discontinued operations	(976)	13,386
Net loss	(28,463)	(49,854)
Net (income) loss attributable to noncontrolling interests	(93)	3,174
Net loss attributable to Company shareholders	$(28,556)	$(46,680)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.06)	$(0.13)
Discontinued operations	-	0.03
Net loss attributable to Company shareholders	$(0.06)	$(0.10)
Net loss	$(28,463)	$(49,854)
Other comprehensive loss:
Net unrealized gain on derivative instruments	187	116
Net unrealized gain (loss) on marketable securities	10,008	(22,937)
Reversal of unrealized (gain) loss to recognized (gain)
loss on marketable securities, net	(771)	26,948
Comprehensive loss	(19,039)	(45,727)
Comprehensive (income) loss attributable to noncontrolling interests	(93)	3,174
Comprehensive loss attributable to Company shareholders	$(19,132)	$(42,553)
Weighted average number of common shares
outstanding-basic and diluted	482,402	478,662

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net loss (excluding net loss of $3,356	-
attributable to redeemable noncontrolling interests)	-	-	-	(46,680)	-	(46,680)	182	(46,498)
Net unrealized gain on derivative instruments	-	-	-	-	116	116	-	116
Net unrealized loss on marketable securities	-	-	-	-	(22,937)	(22,937)	-	(22,937)
Reversal of unrealized loss to recognized loss
on marketable securities, net	-	-	-	-	26,948	26,948	-	26,948
Distributions declared ($0.05 per weighted average
number of common shares outstanding)	-	-	-	(23,356)	-	(23,356)	-	(23,356)
Distribution reinvestment program (DRP)	1,199	2	11,984	-	-	11,986	-	11,986
Stock based compensation expense	-	-	4	-	-	4	-	4
Balance at March 31, 2009	478,765	$479	$4,325,151	$(1,803,377)	$(3,824)	$2,518,429	$3,905	$2,522,334

Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $8
attributable to redeemable noncontrolling interests)	-	-	-	(28,556)	-	(28,556)	85	(28,471)
Net unrealized gain on derivative instruments	-	-	-	-	187	187	-	187
Net unrealized gain on marketable securities	-	-	-	-	10,008	10,008	-	10,008
Reversal of unrealized loss to recognized gain
on marketable securities, net	-	-	-	-	(771)	(771)	-	(771)
Distributions declared ($0.04 per weighted average
number of common shares outstanding)	-	-	-	(21,109)	-	(21,109)	-	(21,109)
DRP	738	-	6,268	-	-	6,268	-	6,268
Stock based compensation expense	-	-	11	-	-	11	-	11
Balance at March 31, 2010	482,481	$482	$4,356,763	$(1,970,381)	$20,724	$2,407,588	$4,254	$2,411,842

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(28,463)	$(49,854)
Adjustments to reconcile net loss to net cash provided by
operating activities (including discontinued operations):
Depreciation and amortization	62,251	65,856
Provision for impairment of investment properties	-	20,400
Impairment of marketable securities	-	24,709
Gain on sales of investment properties	(52)	(12,212)
Loss on lease terminations	2,982	5,735
Loss on redemption of noncontrolling interests	-	3,447
Non-cash co-venture obligation expense	250	-
Amortization of loan fees	3,551	2,394
Amortization of acquired above and below market lease intangibles	(560)	(610)
Amortization of discount on debt assumed	127	127
Amortization of lease inducements	15	125
Straight-line rental income	(1,961)	(2,434)
Straight-line ground rent expense	1,128	1,012
Stock based compensation expense	11	4
Equity in (income) loss of unconsolidated joint ventures	(10)	466
Distributions from unconsolidated joint ventures	1,298	1,118
Recognized (gain) loss on sale of marketable securities	(771)	2,239
Provision for bad debt	2,135	3,930
Payment of leasing fees	(1,518)	(1,561)
Costs associated with refinancings	81	-
Changes in assets and liabilities:
Accounts receivable, net	14,517	5,853
Other assets	3,903	528
Accounts payable and accrued expenses	(16,440)	(19,692)
Other liabilities	(3,859)	(4)
Net cash provided by operating activities	38,615	51,576

Cash flows from investing activities:
Purchase of marketable securities	-	(15)
Proceeds from sale of marketable securities	911	7,393
Restricted escrows	(22,012)	(5,192)
Purchase of investment properties	(2,707)	(16,488)
Proceeds from sale of investment properties	10,561	64,741
Investment in developments in progress	(615)	(8,735)
Acquired lease intangible assets	-	(1,201)
Acquired above market lease intangibles	-	(39)
Acquired below market lease intangibles	-	161
Distributions to redeemable noncontrolling interests	-	(28)
Investment in unconsolidated joint ventures	(1,384)	(1,284)
Payments received under master lease agreements	354	839
Payoff of notes receivable	-	18
Net cash (used in) provided by investing activities	$(14,892)	$40,170

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$12,860	$-
Payoff of margin debt related to marketable securities	(1,974)	(14,604)
Proceeds from mortgages and notes payable	229,056	67,639
Principal payments on mortgages and notes payable	(5,806)	(701)
Repayments of mortgages and notes payable	(261,383)	(106,552)
Proceeds from line of credit	60,000	-
Payoff of line of credit	(25,000)	-
Payment of rate lock deposits	(11,223)	-
Refund of rate lock deposits	5,748	-
Payment of loan fees and deposits	(8,909)	(921)
Distributions paid, net of DRP	(9,389)	(13,584)
Distributions to redeemable noncontrolling interests	(8)	-
Repayment of other financings	(3,410)	(3,410)
Net cash used in financing activities	(19,438)	(72,133)
Net increase in cash and cash equivalents	4,285	19,613
Cash and cash equivalents, at beginning of period	125,904	121,167
Cash and cash equivalents, at end of period	$130,189	$140,780
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$57,456	$52,904
Distributions payable	$21,109	$23,356
Distributions reinvested	$6,268	$11,986
Proceeds from sale of investment properties
Land	$1,480	$20,800
Building and other improvements, net of accumulated depreciation	8,347	27,931
Accounts and notes receivable	158	725
Acquired lease intangibles and other assets	524	8,286
Acquired below market lease intangibles and other liabilities	-	(5,213)
Gain on sale of investment property	52	12,212
	$10,561	$64,741
Developments in progress placed in service	$-	$35,126
Developments payable	$657	$2,798

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2009, which are included in the Company’s 2009 Annual Report on Form 10-K, as amended, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary, all of which were of normal nature, for a fair presentation have been included in this Quarterly Report.

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of March 31, 2010, the Company had issued 66,820 shares through its DRP at prices ranging from $8.50 to $10.00 per share for gross proceeds of $649,040 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 482,481 and had realized total net offering proceeds of $4,811,746 as of March 31, 2010.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development and leasing costs; fair value measurements; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.

Subsequent to the issuance of the consolidated financial statements for the three months ended March 31, 2009, the Company identified an error in the presentation of its comprehensive loss in the consolidated statements of operations and other comprehensive loss.  Consistent with the accounting guidance for noncontrolling interests, consolidated comprehensive loss and the related amounts attributable to the Company and to noncontrolling interests should be disclosed. As such, the Company’s consolidated statement of operations and other comprehensive loss for the three months ended March 31, 2009 has been corrected to reflect such presentation.  This correction resulted in a $3,174 increase to total comprehensive loss from $42,553 to $45,727.  In addition, comprehensive loss attributable to noncontrolling interests of $3,174 and comprehensive loss attributable to Company shareholders of $42,553 have been properly presented for the three months ended March 31, 2009. Although the Company believes the effects are not material to the previously issued consolidated statements of operations and other comprehensive loss, the Company has corrected the presentation of these amounts for comparability purposes. This correction has no effect on the previously reported financial position, results of operations or cash flows.

It is the Company’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent real estate investments should such opportunities

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

arise.  Accordingly, the Company is executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with the Company’s intention to operate with what it believes to be a conservative debt capitalization policy.  The Company’s other sources of capital include proceeds from sales of developed and non-core assets, proceeds from the sales of securities in the Company’s marketable securities portfolio, and existing unrestricted cash balances.  In addition, the Company is focused on controlling operating expenses and deferring certain discretionary capital expenditures and has reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  The Company will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.

During the three months ended March 31, 2010, the Company obtained mortgage payable proceeds of $229,056 and made mortgage payable repayments of $261,383. The Company also entered into modifications of existing loan agreements which extended the maturities of $54,747 of mortgages payable to September 1, 2011.  As of March 31, 2010, the Company had $157,010 of mortgages payable that had matured.  Of this amount, the Company has since repaid $26,705, refinanced $81,000, and entered into a two year extension for the remaining $49,305. As of March 31, 2010, the Company had $689,649 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in the remainder of 2010.  Of this amount, the Company has subsequently repaid $10,127, refinanced $250,992 and received forgiveness of debt of $19,561.  The Company is in the process of allocating the existing commitment proceeds of $106,725, marketing, planning to seek extensions or planning to sell properties relating to the remaining $408,969 of 2010 maturities, which are primarily maturing in the latter half of the year.  The Company’s current business plan indicates that it will be able to operate in compliance with its loan covenants under its secured line of credit agreement (see Note 9) in 2010 and beyond when the Company elects to extend the credit agreement upon its original maturity in October 2010.  The current balance outstanding on the line of credit is $142,000.  In light of current economic conditions, the Company may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations of the remaining 2010 debt maturities, which may cause an acceleration of its secured line of credit and trigger remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership is summarized below:

	Wholly-owned	Consolidated Joint Venture (a)	Unconsolidated Joint Venture (b)
Operating properties	243	55	11
Development properties	1	5	5

(a)	The Company has ownership interests ranging from 26.5% to 77% in six LLCs or LPs
(b)	The Company has ownership interests ranging from 20% to 96% in two LLCs or LPs

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets, as defined by the Financial Accounting Standards Board (FASB)), as amended. The Company also consolidates entities that are not VIEs in which it has financial and operating control in accordance with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net loss.

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property-owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing arrangement and included in “Other financings” in the accompanying consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.  In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the LLC is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Co-venture obligation” in the accompanying consolidated balance sheets.  Expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC agreement.

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

Below is a table reflecting the activity of the redeemable noncontrolling interests for the three months ended March 31, 2010 and 2009:

	2010		2009
Balance at January 1,	$527		$19,317
Redeemable noncontrolling interest income (expense)	8		(3,356)
Contributions	-		-
Distributions	(8)		(8)
Redemptions	-	(a)	(14,926)
Balance at March 31,	$527		$1,027

(a)	On March 30, 2010, the Company fully redeemed the interest of its partner in a consolidated operating joint venture in which the partner had no equity.

Effective January 1, 2009, the Company transferred real estate and $3,438 to a venture partner in redemption of its interest in the venture.  The transaction was accounted for at fair value, with the carrying value of the non-monetary assets exceeding the estimated fair value, and resulted in a loss of $3,447.  Such loss is included in “Other expense” in the accompanying consolidated statements of operations and other comprehensive loss and was fully allocated to the partner pursuant to the joint venture agreement.  On April 15, 2009, a final cash payment of $1,048 was made.

During the three months ended March 31, 2010 and 2009, the Company paid certain joint venture partners for the redemption of their interests in certain consolidated joint ventures.  On January 5, 2010, the Company paid a venture partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $3,430 for the full redemption of its interest in a consolidated joint venture.  Included in the payment was accrued preferential return in the amount of $20.  On January 16, 2009, the Company paid a venture partner, whose interest was previously classified in “Other financings” in the accompanying consolidated balance sheets, $3,410 for the full redemption of its interest in a consolidated joint venture.

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Captive program.  The Captive was initially capitalized in 2006 with $750 in cash from the original members IREC, IARETI, a non-affiliated entity which withdrew from the Captive in October 2007, and the Company, of which the Company’s initial contribution was $188.  In August 2009, IDRETI was admitted as a member to the Captive with an initial contribution of $188, at the approval of the members.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses, a majority of which is attributable to the Company.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that the Captive is a VIE and, as the Company receives the most benefit of all members, the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The Company re-affirmed its conclusion on consolidating the Captive as of March 31, 2010.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

The assets of the Captive are restricted to the settlement of liabilities of the Captive.  Similarly, creditors of the Captive do not have recourse to the Company.  Below is a summary of the assets and liabilities of the Captive:

	March 31, 2010	December 31, 2009
Cash and cash equivalents	$13,780	$10,000
Other assets, net	1,202	5,256
Accounts payable and accrued expenses	(196)	(34)
Other liabilities	(7,703)	(8,320)

On November 29, 2009, the Company formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by the Company, and therefore consolidated, will continue to be managed and operated by the Company.  Inland Equity is a newly-formed LLC owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of the common stock of the Company, and Robert D. Parks, who is the Chairman of the Board of the Company and affiliates of The Inland Real Estate Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or losses of each respective entity.

(2)

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2010.  Refer to the Company’s 2009 Form 10-K, as amended, for a summary of significant accounting policies.

New Accounting Pronouncements

In June 2009, the FASB issued guidance that amends the consolidation guidance applicable to VIEs.  The amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise's involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise's financial statements.  Although the amendment significantly affects the overall consolidation analysis under previously issued guidance, the adoption on January 1, 2010 did not have a material impact on the consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In January 2010, the FASB issued guidance which provides additional requirements and clarifies existing disclosures about fair value measurements.  The guidance requires entities to provide fair value measurement disclosures for each “class” of assets and liabilities, opposed to the old guidance which required disclosures by “major category” of assets and liabilities.  The term “major category” was often interpreted to be a line item on the statement of financial position, whereas the term “class” represents a subset of assets or liabilities within a line item in the statement of financial position, thus expanding on the level of disaggregation.  The guidance also requires an entity to disclose the amounts of significant transfers between Levels 1 and 2, and all significant transfers into and out of Level 3, of the fair value hierarchy.  Furthermore, entities are required to disclose the reasons for those transfers, and the entity’s policy for determining when transfers between levels are recognized.  A description of the valuation techniques and inputs used to determine the fair value of each class of assets or liabilities for Levels 2 and 3 must also be disclosed, including any valuation technique changes and the reason for those changes.  This update further amends the reconciliation of the beginning and ending balances of Level 3 recurring fair value measurements, requiring a separate disclosure of total gains and losses recognized in other comprehensive income and disclosing separately purchases, sales, issuances, and settlements, as opposed to net presentation as previously allowed.  The guidance was effective for the Company on January 1, 2010.  The adoption of the guidance did not have a material impact on the consolidated financial statements.

In January 2010, the FASB issued guidance clarifying the accounting for distributions to shareholders with components of stock and cash.  Prior to this amendment, it was unclear as to whether the stock portion of a distribution should be accounted for as a new share issuance that is reflected in earnings per share prospectively or as a stock dividend by retroactively restating shares outstanding and earnings per share for all periods presented.  The amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance and is reflected in EPS prospectively and is not a stock dividend.  The guidance was effective for the Company on January 1, 2010.  The adoption of the guidance did not have any impact on the consolidated financial statements.

In January 2010, the FASB issued guidance related to decreases in the ownership of a subsidiary.  The guidance clarified that any transaction that involves in-substance real estate should be considered under guidance for sales of real estate and is retroactively effective for periods beginning on or after December 15, 2008.  The Company followed this guidance when accounting for the transfer of the 23% interest in IW JV to Inland Equity for $50,000.  This transaction was accounted for as a financing arrangement and is reflected in “Co-venture obligation” on the consolidated balance sheets.

(3)  Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model, which utilizes asset management as a key component of monitoring its investment properties, to ensure that each property continues to meet expected investment returns and standards.  This strategy incorporates the sale of non-core assets that no longer meet the Company’s criteria.

During 2009, the Company sold eight properties, of which one was sold on January 15, 2009, which resulted in net sales proceeds of $31,111 and a gain on sale of $12,212.

On March 15, 2010, the Company closed on the sale of an approximately 79,200 square foot single-user office building, located in San Antonio, Texas, with a sales price of $10,850, which resulted in net sales proceeds of $3,501 and a gain on sale of $52.  The sale resulted in the repayment of debt in the amount of $7,060.

On April 12, 2010, the Company closed on the sale of a 100,400 square foot medical center located in Cupertino, California, with a sales price of $44,000, which resulted in net sales proceeds of $10,902 and a gain on sale of $381.  The sale resulted in the repayment of debt of $32,670.  This property qualified for held for sale accounting treatment during the fourth quarter 2009 at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheets as of March 31, 2010 and December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three months ended March 31, 2010 and 2009 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$1,209	$7,082
Tenant recovery income	(211)	1,527
Other property income	5	-
Total revenues	1,003	8,609

Expenses:
Property operating expenses	1,148	1,010
Real estate taxes	110	556
Depreciation and amortization	66	3,140
Interest expense	707	2,728
Other expense	-	1
Total expenses	2,031	7,435
Operating (loss) income from discontinued operations	$(1,028)	$1,174

The following assets and liabilities relate to the one investment property which was classified as held for sale as of March 31, 2010 and December 31, 2009 and are presented in the table below:

	March 31,	December 31,
	2010	2009
Assets
Land, building and other improvements	$41,689	$41,689
Accumulated depreciation	(112)	(112)
	41,577	41,577
Other assets	3,668	4,858
Total investment properties held for sale	$45,245	$46,435
Liabilities
Mortgage payable	$32,670	$32,670
Other liabilities	2,193	2,125
Total liabilities associated with investment
properties held for sale	$34,863	$34,795

(4)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three months ended March 31, 2010 and 2009.

	For the Three Months		Unpaid Amount as of
	Ended March 31,		March 31,	December 31,
Fee Category	2010	2009	2010	2009
Investment advisor	$69	$-	$25	$20
Loan servicing	66	97	-	-
Legal	67	183	109	123
Other service agreements	650	974	371	194
Office rent	124	124	-	175
Total	$976	$1,378	$505	$512

Refer to the Company’s Form 10-K for the year ended December 31, 2009, as amended, for details of the related party agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(5)

 Marketable Securities

The following table summarizes the Company’s investment in marketable securities:

	Common Stock	Preferred Stock		Total Available-for-Sale Securities
As of March 31, 2010:
Fair value	$13,104	$25,110		$38,214
Amortized cost basis	$28,997	$52,832		$81,829
Total other-than-temporary impairment recognized	$23,889	$41,334		$65,223
Adjusted cost basis	$5,108	$11,498		$16,606
Net gains in accumulated other comprehensive income (OCI)	$7,996	$13,673		$21,669
Net losses in accumulated OCI	$-	$61	(a)	$61
As of December 31, 2009:
Fair value	$9,388	$19,729		$29,117
Amortized cost basis	$25,735	$57,995		$83,730
Total other-than-temporary impairment recognized	$20,868	$46,116		$66,984
Adjusted cost basis	$4,867	$11,879		$16,746
Net gains in accumulated OCI	$4,521	$7,911		$12,432
Net losses in accumulated OCI	$-	$61	(a)	$61

(a)

This amount represents the gross unrealized losses of one preferred stock security with a fair value of $3,163 as of March 31, 2010 and December 31, 2009.  This security has been in a continuous unrealized loss position for less than 12 months.

Net unrealized gain (loss) was equal to $10,008 and $(22,937) for the three months ended March 31, 2010 and 2009, respectively.  During the three months ended March 31, 2010 and 2009, the Company recognized losses of none and $24,709, respectively, related to declines in the value of securities which were determined to be other-than-temporary.  In addition, during the three months ended March 31, 2010 and 2009, the Company recognized net gain (loss) of $771 and $(2,239), respectively, on sales of securities.

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of March 31, 2010 and December 31, 2009, there had been a total of 105 options granted, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $11 and $4 related to these stock options was recorded during the three months ended March 31, 2010 and 2009, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,931 and $26,577, as of March 31, 2010 and December 31, 2009, respectively.

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $535 for each of the three months ended March 31, 2010 and 2009.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  For the three months ended March 31, 2010 and 2009, ground lease rent expense was $2,656 and $2,511, respectively, and is included in “Property operating expenses” on the accompanying consolidated statements of operations and other comprehensive loss.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  For the three months ended March 31, 2010 and 2009, office rent expense was $208 and $192, respectively, and is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Fixed rate mortgages payable:
Mortgage loans (a)	$3,679,902	$3,718,038
Discounts, net of accumulated amortization	(2,884)	(3,011)
	3,677,018	3,715,027
Variable rate mortgages payable:
Mortgage loans	17,474	17,503
Construction loans	96,142	96,095
	113,616	113,598

Mortgages payable	3,790,634	3,828,625
Notes payable	175,345	175,360
Margin payable	10,886	-
Mortgages and notes payable	$3,976,865	$4,003,985

(a) Includes $83,250 of variable rate debt that was effectively swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of March 31, 2010 were $3,790,634 and had a weighted average interest rate of 5.80% at March 31, 2010.  Of this amount, $3,677,018 had fixed rates ranging from 4.25% to 9.84% and a weighted average fixed rate of 5.87% at March 31, 2010.  The remaining $113,616 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.55% at March 31, 2010.  Properties with a net carrying value of $5,579,256 at March 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $89,310 at March 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of March 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the three months ended March 31, 2010, the Company obtained mortgage payable proceeds of $229,056 and made mortgage payable repayments of $261,383.  The new mortgages payable that the Company entered into during the three months ended March 31, 2010 have interest rates ranging from 2.48% to 6.57% and maturities up to seven years.  The stated interest rates of the loans repaid during the three months ended March 31, 2010 ranged from 4.27% to 5.24%.  The Company also entered into modifications of existing loan agreements which extended the maturities of $54,747 of mortgages payable to September 1, 2011.

Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of December 31, 2009 were $3,828,625 and had a weighted average interest rate of 5.57% at December 31, 2009.  Of this amount, $3,715,027 had fixed rates ranging from 4.25% to 10.24% and a weighted average fixed rate of 5.63% at December 31, 2009.  The remaining $113,598 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.56% at December 31, 2009.  Properties with a net carrying value of $5,649,570 at December 31, 2009 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $88,524 at December 31, 2009 and related tenant leases are pledged as collateral for the construction loans.  As of December 31, 2009, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as, reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of March 31, 2010, the Company has guaranteed $60,539 of the outstanding mortgages payable with maturity dates up to August 1,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

2014 (see Note 14).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of March 31, 2010, the Company had $157,010 of mortgages payable that had matured.  Of this amount, the Company has since repaid $26,705, refinanced $81,000, and entered into a two year extension for the remaining $49,305. As of March 31, 2010, the Company had $689,649 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in the remainder of 2010.  Of this amount, the Company has subsequently repaid $10,127, refinanced $250,992 and received forgiveness of debt of $19,561.  The Company is in the process of allocating the remaining commitment proceeds of $106,725, marketing, planning to seek extensions or planning to sell properties relating to the remaining $408,969 of 2010 maturities, which are primarily maturing in the latter half of the year.

As of March 31, 2010, management believes the Company was in compliance with all financial covenants related to the outstanding mortgages payable.

Notes Payable

Notes payable outstanding as of March 31, 2010 and December 31, 2009, were $175,345 and $175,360, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  During the year ended December 31, 2009, the Company obtained notes payable proceeds of $125,000 from a third party lender related to the debt refinancing transaction for IW JV as discussed in Note 1.  The remaining $345 and $360, respectively, is related to a $600 note, net of amortization, with a third party that bears interest at a rate of 2.00% with a maturity date of September 29, 2010.

The following table summarizes the IW JV notes payable as of March 31, 2010 and December 31, 2009:

	Balance at
	March 31, 2010	December 31, 2009	Interest Rates	Maturity Dates	Secured By

Senior Mezzanine Note	$85,000	$85,000	12.24%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
Junior Mezzanine Note	40,000	40,000	14.00%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
	$125,000	$125,000

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

During 2008, the Company executed two interest rate swaps, as described more fully below, to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The derivatives are used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2010 and 2009, the Company recorded no hedge ineffectiveness in earnings.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next twelve months, the Company estimates that an additional $2,988 will be reclassified as an increase to interest expense.

As of March 31, 2010 and December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$83,250

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

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2010 and December 31, 2009.

	Liability Derivatives
	March 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$3,632	Other liabilities	$3,819

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
	2010	2009		2010	2009		2010	2009
Interest rate swaps	$605	$626	Interest Expense	$792	$742	Interest Expense	$-	$-

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

As of March 31, 2010, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, was $4,049.  As of March 31, 2010, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at March 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $4,049.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of March 31, 2010 and December 31, 2009, the Company had recorded a payable of $10,886 and none, respectively, for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 35 basis points.  At March 31, 2010, this rate was equal to 0.60%.  Interest expense on this debt in the amount of $14 and $107 is recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2010 and 2009, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years:

		2010	2011	2012	2013	2014	Thereafter
Maturing debt (a) :
	Fixed rate debt (b)	$847,616	$511,370	$435,686	$346,133	$208,317	$1,506,125
	Variable rate debt	210,934	27,619	27,949	-	-	-
	Total	$1,058,550	$538,989	$463,635	$346,133	$208,317	$1,506,125

Weighted average interest
	rate on debt:
	Fixed rate debt	5.66%	5.01%	5.44%	5.58%	7.25%	6.81%
	Variable rate debt	4.02%	5.21%	5.88%	-	-	-
	Total	5.33%	5.02%	5.46%	5.58%	7.25%	6.81%

(a)

The debt maturity table does not include liabilities associated with the investment property held for sale or any discounts associated with debt assumed at acquisition of which $2,884, net of accumulated amortization, is outstanding as of March 31, 2010.

(b)	Includes $83,250 of variable rate debt that was effectively swapped to a fixed rate.

The maturity table excludes other financings and co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $157,010 of mortgages payable that had matured as of March 31, 2010 in the 2010 column.  See the mortgages payable section above for additional information on how the Company is addressing its 2010 mortgages payable maturities.

(9)  Line of Credit

The Company entered into a secured credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000. The credit agreement has a maturity date of October 14, 2010 with the option for the Company to elect a one-year extension.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of March 31, 2010:

•

monthly interest-only payments on the outstanding balance at the rate equal to LIBOR (3% floor) plus 3.50%;

•

quarterly fees ranging from 0.35% to 0.50%, per annum, on the average daily undrawn funds;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 60%, minimum requirements related to the value of the collateral pool and the number of properties included in the collateral pool, and debt service coverage;

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

permissions for non-recourse cross-default up to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders; and

•

an agreement to prohibit redemptions of the Company’s common shares and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

As of March 31, 2010, management believes the Company was in compliance with all of the financial covenants under the credit agreement. The outstanding balance on the line of credit at March 31, 2010 and December 31, 2009 was $142,000 and $107,000, respectively.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest
		Date of	Date of	March	December	March	December
Property	Location	Investment	Redemption	31, 2010	31, 2009	31, 2010	31, 2009
MS Inland	Various	04/27/2007	N/A	20.00%	20.00%	$76,092	$77,059
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	96.30%	96.30%	2,961	1,898
						$79,053	$78,957

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

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland were $250 and $468, for the three months ended March 31, 2010 and 2009, respectively.  The Company received net cash distributions from MS Inland totaling $1,298 and $1,118, for the three months ended March 31, 2010 and 2009, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $81 and $80 of amortization related to this difference for the three months ended March 31, 2010 and 2009, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current market value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $349 and $318 during the months ended March 31, 2010 and 2009, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton, at March 31, 2010 and December 31, 2009, are based upon the maximum capital contribution obligations under the terms of the joint venture.  The Company’s share of net loss in Hampton was $311 and $1,004 for three months ended March 31, 2010 and 2009, respectively, and is included in “Equity

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

in income (loss) of unconsolidated joint ventures” in the accompanying consolidated statements of operations and other comprehensive loss.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of March 31, 2010 and December 31, 2009.

(11)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of March 31, 2010 and December 31, 2009, options to purchase 105 shares of common stock at the weighted average exercise price of $9.30 per share were outstanding.  The Company is in a net loss position for the three months ended March 31, 2010 and 2009; therefore, the options to purchase shares are not considered in a loss per share-diluted since their effect is anti-dilutive.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
	2010		2009
Numerator:
Loss from continuing operations	$(27,487)		$(63,240)
(Income) loss from continuing operations attributable to noncontrolling interests	(93)		3,174
Loss from continuing operations attributable to Company shareholders	(27,580)		(60,066)
(Loss) income from discontinued operations attributable to Company shareholders	(976)		13,386
Net loss attributable to Company shareholders	$(28,556)		$(46,680)

Denominator:
Denominator loss per common share-basic:
Weighted average number of common shares outstanding	482,402		478,662
Effect of dilutive securities:
Stock options	-	(a)	-	(a)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	482,402		478,662

(a)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 105 shares as of March 31, 2010 and December 31, 2009. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

(12)  Provision for Impairment of Investment Properties

During the three months ended March 31, 2010, the Company recorded no investment property impairment charges.  The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

During the three months ended March 31, 2009, the Company recorded an investment property impairment charge of $20,400 related to a multi-tenant retail operating property located in Mesa, Arizona.  The estimated fair value of the property at the time of this impairment charge was $8,500.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(13)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2010 and December 31, 2009.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$38,214	$38,214	$29,117	$29,117
Notes receivable	8,330	8,572	8,330	8,287
Financial liabilities:
Mortgages and notes payable	$3,976,865	$3,803,041	$4,003,985	$3,822,695
Line of credit	142,000	142,000	107,000	107,000
Other financings	8,477	8,477	11,887	11,887
Co-venture obligation	50,389	55,000	50,139	55,000
Interest rate swaps	3,632	3,632	3,819	3,819

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and interest rate swaps, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of March 31, 2010 and December 31, 2009 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $389 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

•

Interest rate swaps: The fair value of the interest rate swaps is determined using pricing models developed based on the LIBOR swap rate and other observable market data. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of March 31, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
March 31, 2010
Investment in marketable securities	$38,214	$-	$-	$38,214
Interest rate swaps	-	3,632	-	3,632

December 31, 2009
Investment in marketable securities	$29,117	$-	$-	$29,117
Interest rate swaps	-	3,819	-	3,819

During the three months ended March 31, 2010, the Company recorded no asset impairment charges.  During the three months ended March 31, 2009, the Company recorded an asset impairment charge of $20,400 related to one of its consolidated operating properties with a fair value of $8,500.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

estimated cash inflows and outflows over a specific holding period.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy.

(14)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of March 31, 2010, based on pro-forma leasing rates, the Company may pay as much as $9,645 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off as of March 31, 2010.   In conjunction with the two remaining agreements, the Company has committed to fund up to a total of $8,680.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2010 and December 31, 2009 was $8,330, net of allowances of $300 and $17,209, respectively.  The Company is not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.   In May 2010, the Company entered into an agreement related to the secured installment note with a balance of $8,330 that extends the maturity date from May 31, 2010 to February 29, 2012.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2010, the Company has guaranteed $142,000 and $36,996 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of March 31, 2010, the Company also guaranteed $23,543 representing a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.

On August 31, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Frisco Parkway Limited Partnership for the purpose of acquiring land and developing a shopping center in Frisco, Texas.  As part of the project, the joint venture obtained construction debt, which as of March 31, 2010, had an outstanding balance of $20,835, of which the Company has guaranteed 35%, or $7,292.

On September 15, 2006, the Company entered into a consolidated joint venture, Inland Western/Weber JV Dallas Wheatland Limited Partnership for the purpose of acquiring land and developing a shopping center in Dallas, Texas.  As part of the project, the joint venture obtained construction debt, which as of March 31, 2010, had an outstanding balance of $6,187, of which the Company has guaranteed 50%, or $3,094.

On August 9, 2006, the Company entered into a consolidated joint venture, Lake Mead Crossing, LLC for the purpose of acquiring land and developing a shopping center in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of March 31, 2010, had an outstanding balance of $57,963, of which the Company has guaranteed 15%, or $8,694.

On June 4, 2008, the Company entered into a consolidated joint venture, Green Valley Crossing, LLC (Green Valley) for the purpose of acquiring land and developing a shopping center located in Henderson, Nevada.  As part of the project, the joint venture obtained construction debt which as of March 31, 2010, had an outstanding balance of $11,157, of which the Company has guaranteed 40%, or $4,463.  Upon achieving a debt service coverage ratio of 1.10 for a period of 90

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

consecutive days, the guaranteed amount is reduced to 25% of the outstanding loan balance.  Upon achieving a debt service coverage ratio of 1.25 for a period of 90 consecutive days, the guaranteed amount is further reduced to 15% of the outstanding debt balance.

As of March 31, 2010, the Company had one irrevocable letter of credit outstanding for security in a mortgage loan.  This letter of credit will be held as additional collateral until the maturity of the loan or the collateral is replaced.  There were two letters of credit outstanding as of March 31, 2010 for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at March 31, 2010 was $4,461.

On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities. In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest rate at 6.39%. The Company made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, the Company made additional rate lock deposits of $3,000. The loan commitment agreement originally expired on March 31, 2010, but was extended to July 30, 2010. The rate lock agreement originally expired on February 10, 2010, but was extended to May 31, 2010. As of March 31, 2010, the Company had used $117,485 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $4,504. On April 1, 2010, the Company closed on additional mortgage loans with commitment proceeds of $75,790 and received refunds of commitment and rate lock deposits of $2,905. The Company is in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings. The carrying value of the commitment and rate lock deposits outstanding as of March 31, 2010 was $6,996.

(15)  Litigation

The Company previously disclosed in its Form 10-K, as amended, for the fiscal years ended December 31, 2009, 2008 and 2007, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to the Company and its shareholders, in connection with the Company’s merger with its business manager/advisor and property managers as reflected in its Proxy Statement dated September 12, 2007 (Proxy Statement).  All the defendants, including the Company, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

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

(16)  Subsequent Events

During the period from April 1, 2010 through the date of this 10-Q filing, the Company:

•

closed on the sale of a single-user retail building consisting of approximately 41,000 square feet, located in Naperville, Illinois, with a sales price of $4,775, resulting in repayment of debt of $4,478, forgiveness of debt of $486, and net cash outflow of $27;

•

closed on the sale of a single-user tenant medical facility consisting of approximately 100,400 square feet, located in Cupertino, California, with a sales price of $44,000, resulting in repayment of debt of $32,670 and net proceeds of $10,902;

•

borrowed an additional $10,000 of margin debt related to its investment in marketable securities;

•

funded additional capital of $7,997 on one existing consolidated development joint venture in connection with the execution of a construction loan modification agreement.  The modification agreement extended the maturity date of the loan to January 2012;

•

obtained mortgage payable proceeds of $324,065, made mortgage payable repayments of $377,996  and received forgiveness of debt of $19,075.  The new mortgages payable have interest rates ranging from 6.24% to 8.00% and maturities from five to ten years. The stated interest rates of the loans repaid ranged from 1.65% to 6.75%, and

•

entered into an agreement related to the secured installment note receivable with a balance of $8,330 that extends the maturity date from May 31, 2010 to February 29, 2012.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “may,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors might cause such differences, some of which could be material.  For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K, as amended, for the year ended December 31, 2009.

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of March 31, 2010.  The following discussion and analysis compares the three months ended March 31, 2010 to the three months ended March 31, 2009, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a self-managed REIT that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of March 31, 2010, our portfolio consisted of 298 consolidated operating properties, 243 properties wholly-owned by us, including one property classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties) and 55 properties in one joint venture (the consolidated joint venture operating properties); and 11 other operating properties in two joint ventures that we do not consolidate.  We have also invested in six consolidated development properties, one property wholly-owned by us and five properties in five joint ventures; and five other development properties in one joint venture referred to above that we do not consolidate.

In this report, all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries, including joint ventures.

Our goal is to maximize the possible return to our shareholders through a combination of acquisition, development and redevelopment, utilizing joint ventures and the effective management of our portfolio.  We attempt to manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining our strong tenant relationships and creating additional value through redeveloping and repositioning our centers.  We distribute funds generated from operations to our shareholders and intend to continue to make distributions in order to maintain our REIT status.

The properties in our portfolio are located in 38 states.  As of March 31, 2010, our wholly-owned and consolidated joint venture operating properties consisted of 183 multi-tenant shopping centers and 115 free-standing, single-user properties of which 101 are net lease properties.  The wholly-owned and consolidated operating property portfolio contains an aggregate of approximately 44,429,000 square feet of gross leasable area (GLA), of which approximately 86% was physically leased and 87% was economically leased.  The weighted average occupied GLA was 86% as of March 31, 2010 and December 31, 2009.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized base rental income as of March 31, 2010, approximately 65% is generated by anchor or credit tenants, including PetSmart, Bed Bath & Beyond, Ross Dress for Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

During the three months ended March 31, 2010, we invested approximately $501 for the funding of one earnout at one existing property, containing a GLA of approximately 5,000 square feet.  We also contributed $920 and $1,384 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received $6,268 in investor proceeds through our DRP, $10,561 in proceeds from the sale of one operating property and obtained $229,056 in proceeds from mortgages and notes payable, all of which were used primarily to repay mortgages and notes payable of $261,383.

As part of our ongoing business plan, we monitor the potential credit issues of our tenants, analyzing the possible effects on our consolidated financial statements and liquidity.  Our proactive focus was a critical element of our strategy during the economic downturn and will continue to be at the forefront over the course of the recovery.  We evaluate our real estate for recoverability of our current carrying value, as well as the collectability of the related outstanding accounts receivable, including any tenant related deferred charges, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities (Tenant Related Deferred Charges).  We routinely evaluate our exposure relating to tenants in financial distress. Where appropriate, we have either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

Economic Conditions and Outlook

Since the second half of 2008, the U.S. economy has been severely impacted by a global recession, with record unemployment, a housing market crisis and restricted availability of credit.  All of these had a direct impact on the retail market, with a significant decline in consumer spending.  Although there have been signs of improvement and increasing retail sales in the first quarter of 2010, we believe that the economy will be slow to recover and the impact of the recession will continue throughout the year.  Declining retail sales have caused both an increase in tenant requests for rent reductions in current locations and a reduction in new store openings.  Additionally, some retailers have reduced their existing locations, all of which has caused us to experience a loss in revenue and occupancy.  The reduced occupancy will likely continue to have a negative impact on our consolidated cash flows, results of operations and financial position through 2010.  We have had success in our efforts to re-lease vacant space created by these closings; however, we may not see significant positive impact to our cash flows until the latter part of 2010 and into 2011, as many of the new leases contain free rent periods and require tenant improvement expenditures.  Offsetting some of these current challenges within the retail environment, we have lower administrative cost relative to other retail formats and historic averages as well as a diversified tenant base with no one tenant exceeding 3.0% of 2010 annualized base rental income.  Significant tenants and “shadow” anchors include Target, Lowe’s Home Improvement, Home Depot, Wal-Mart, Best Buy, Kohl’s, T.J. Maxx, Marshalls, Publix Supermarkets, PetSmart and Bed Bath & Beyond, all with strong credit ratings who we believe can withstand a downturn.  As part of our leasing strategy, we believe that the diversification of our current and targeted tenant base and our focus on creditworthy tenants will further reduce our risk exposure.

The retail shopping sector has additionally been affected by the cyclicality of the retail industry and the competition for market share.  These shifts have forced some market share away from weaker retailers and required them, in some cases, to declare bankruptcy and/or close stores.  These store closings currently represent a relatively small percentage of our overall gross leasable area and therefore, we do not expect these closings, individually, to have a material adverse effect on our overall long-term performance.  Overall, we believe our portfolio remains stable.  However, there can be no assurance that these events will not adversely affect us (see Part II Item 1A Risk Factors here in this report).

We believe retailers with strong balance sheets, low debt and experienced management teams will continue to capitalize on the current conditions to increase their market share and upgrade existing locations.  The weak performers may continue to close their doors as a result of the challenging economic times.  We expect to continue to experience stress in our portfolio in the form of tenant evictions, collection issues and requests for rent relief.  We are, however, pleased with our success to date in the re-leasing of our vacant spaces, and still see re-leasing opportunities to upgrade our tenant profile.  We have interest from some of the strongest retailers for expansion in our centers.  We believe that our well-located, high-demographic and newer properties will continue to be viewed by these retailers as prime locations for expansion.

We believe we are witnessing signs of an improving economy, but consumers and retailers are remaining cautious.  We could foresee additional retail store closings, which would limit the demand for leasing spaces in our shopping centers as well as reduce our rental revenues.  In particular, we continue to see smaller tenants struggle with the challenges in their access to available credit as they may be undercapitalized.  They have also been negatively impacted by current lower levels of consumer spending.  These circumstances could offset increases in occupancy related to our re-leasing successes.  Additionally, certain tenants negotiate co-tenancy clauses into their lease agreements, which allow them to reduce their rents or close their stores in the event that a co-tenant closes their store.  We believe that our investment focus on neighborhood and community shopping centers that conveniently provide daily necessities helps to lessen the current economy’s negative impact to our shopping centers, although the negative impact could still be significant.  We are closely monitoring the operating performance and tenants’ sales in our shopping centers, including those tenants that are experiencing significant changes from competition and reductions in sales.

The lack of available credit is causing a decline in the sale of shopping centers and their values, thereby reducing capital availability for new developments or other new investments, which is a key part of our capital recycling strategy.  The lack of liquidity in the capital markets has also resulted in significant increases in the cost to refinance maturing loans and related refinancing risks.  We anticipate that as real estate values decline, refinancing maturing secured loans, including those maturing in our joint ventures, may require us and our joint venture partners to contribute additional capital in order to reduce loan-to-value levels to those required for new financings.

Leasing and Occupancy

While our portfolio occupancy of 86% is down from our historical averages, we believe that as the successes we have had in re-leasing space take effect over the next year our occupancy will begin to move back towards these levels.  More importantly, our consistent high quality of property revenue stream is primarily derived from retailers with good credit profiles under long-term leases and we have little reliance on overage rents generated by tenant sales performance.  We believe that the quality of our shopping center portfolio is strong, as it is comprised of newer, well-located assets in areas of high demographics and solid consumer traffic.  Notwithstanding the decline in occupancy experienced in 2009, we continue to sign a large number of new leases.  Rental rates have generally been below the previous rates, however the rental spread has begun to stabilize.  We have been able to achieve these results without significant capital investment in tenant improvements or leasing commissions to date, however, we anticipate an increase in the need for capital to facilitate leasing going forward.  While tenant rotation is inevitable, shopping centers that are well-located and actively managed perform well.  We are very conscious of, and sensitive to, the risks posed by the economy, but we currently believe that the position of our portfolio and the general diversity and credit quality of our tenant base should enable us to successfully navigate through these challenging economic times.

Over the past 18 months, we have had approximately 4,005,000 square feet of retail space become available due to large tenant vacancies, resulting primarily from bankruptcies.  As of March 31, 2010, approximately 2,546,000 square feet, or 64% of the space has been either re-leased or is currently being addressed through letters of intent or various stages of lease negotiations.  We anticipate that our success in leasing will be apparent as rents commence during 2010 and early 2011 on leases that have already been executed.  These leases represent approximately 1,100,000 square feet, or 2.5% of total portfolio GLA, and $8,700 in annualized base rental income.  In addition, we are focused on identifying and retaining our strong tenants as renewals are the most cost-efficient means of maintaining and increasing occupancy and rental revenues.  Given the success we have had re-leasing the vacant retail space, we have also been able to focus on anticipating vacancies and proactively re-leasing space before it may become available.

Asset Dispositions

As part of our asset management strategy, we market non-core assets for sale.  This also became an integral factor in our deleveraging.  We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact our balance sheet including financial covenants, in addition to the impact on operating results.  For the three months ended March 31, 2010, we sold a 79,200 square foot single-user office building, generating $3,501 of net proceeds on the sale and a gain on disposition of $52 related to carrying costs of the asset.  In April 2010, we sold two single-user properties consisting of a total of approximately 141,400 square feet and generating $10,875 of net proceeds.  During 2009, we sold eight properties, of which one was sold on January 15, 2009, which resulted in net sales proceeds of $31,111 and a gain on sale of $12,212.  We plan to continue to be a net seller of assets in 2010.

Operating Joint Ventures

We are focused on minimizing dilution to our shareholders; however, we may seek to obtain additional capital through the strategic formation of joint ventures in a matter consistent with our intention to operate with a conservative debt capitalization policy.

On November 29, 2009, we formed IW JV, a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the owner entities into the joint venture.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by us, and therefore consolidated, will continue to be managed and operated by us.  Inland Equity is a newly-formed LLC owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of our common stock, and Robert D. Parks, who is the Chairman of our Board of Directors, and affiliates of The Inland Real Estate Group, Inc.

Effective April 27, 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement we are to contribute 20% of the equity and our joint venture partner is to contribute 80% of the equity, up to a total of $500,000.  As of March 31, 2010, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.

Development Joint Ventures

Our development joint venture program involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Furthering our strategy for development joint ventures, we signed an agreement with a regional developer in the Las Vegas area whereby we can commit, at our discretion, up to $112,500 of equity in future developments, $10,017 of which was committed as of March 31, 2010.  We seek to maintain a right of first offer with respect to completed developments; however, we will seek to get the best return and if that involves a sale of the developed property, at which time, we will share in the proceeds realized upon the consummation of a sale.  As of March 31, 2010, we have contributed $81,768 of equity to six development joint ventures.

Given the current economic conditions, we have made the decision to put any ongoing pursuit of additional development projects on hold and focus on the completion of our current development properties and improvement of our existing portfolio.

Our consolidated joint ventures have the following projects under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at March 31, 2010	Construction Loan Balance at March 31, 2010
Frisco, Texas	Parkway Towne Crossing	75.0%	$8,717	$20,835
Dallas, Texas	Wheatland Towne Crossing	75.0%	8,575	6,187
Henderson, Nevada	Lake Mead Crossing	25.0%	26,885	57,963
Henderson, Nevada	Green Valley Crossing	50.0%	10,017	11,157
Billings, Montana	South Billings Center	26.5%	4,910	-
			$59,104	$96,142

Of the four construction loans related to our consolidated joint venture developments, the loans related to Parkway Towne Crossing and Wheatland Towne Crossing matured during the third quarter of 2009, both of which were extended as of December 31, 2009.  The loan related to Lake Mead Crossing matured during the fourth quarter of 2009, for which we obtained an extension through March 15, 2010.  On April 7, 2010, we entered into a modification and extension agreement on this construction loan.  As a result of this agreement, the maturity date of the loan was extended to January 2012.

On December 1, 2009, we were notified by the lender for Green Valley Crossing that they stopped funding and made a demand for payment.  On January 15, 2010, the joint venture filed suit against the lender (as well as the financial institution that acquired it) seeking, among other things, a declaratory judgment that the lender acted improperly.  As this legal matter progresses, equity contributions may be required in order to continue the development of this project.  During the three months ended March 31, 2010, we funded $920 in equity contributions to the development.

Our unconsolidated development joint venture has the following project under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at March 31, 2010	Construction Loan Balance at March 31, 2010
Denver, Colorado	Hampton Retail Colorado	96.3%	$22,664	$23,791

On January 6, 2010, we entered into a modification and extension agreement on the construction loan related to our unconsolidated development joint venture.  As a result of this modification, the maturity date of the loan was extended to September 2014.  In addition, the modification agreement resulted in forgiveness of debt of $3,897, which reduced construction loans payable.

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities and allowance for doubtful accounts.  For the three months ended March 31, 2010, there were no significant changes to these policies.

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

This measure provides an operating perspective not immediately apparent from GAAP operating income or net loss.  We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results.

However, NOI should only be used as an alternative measure of our financial performance.  For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net loss as computed in accordance with GAAP has been presented.

Previously, we presented operating information for our same store portfolio separately from our other investment properties.  As of January 1, 2010, all of our properties are considered same store since we owned them for the three months ended March 31, 2010 and 2009.  As a result, we have chosen to present operating information in the following table on a consolidated basis.

Comparison of the three months ended March 31, 2010 and 2009

	Three Months Ended March 31,		Increase	%
	2010	2009	(Decrease)	Change
Revenues:
Rental income	$126,377	$130,241	$(3,864)	(3.0)
Tenant recovery income	32,039	31,813	226	0.7
Other property income	3,992	3,547	445	12.5
Expenses:
Property operating expenses	(28,956)	(31,193)	(2,237)	(7.2)
Real estate taxes	(23,219)	(24,166)	(947)	(3.9)
Total net operating income	110,233	110,242	(9)	(0.0)
Other income (expense):
Straight-line rental income	1,929	2,299	(370)
Amortization of acquired above and below market lease intangibles	560	610	(50)
Insurance captive income	713	515	198
Dividend income	1,683	3,484	(1,801)
Interest income	187	473	(286)
Equity in income (loss) of unconsolidated joint ventures	10	(466)	(476)
Recognized gain (loss) on marketable securities, net	771	(26,948)	(27,719)
Straight-line ground rent expense	(1,128)	(1,012)	116
Straight-line bad debt expense	546	(1,792)	(2,338)
Depreciation and amortization	(62,185)	(62,716)	(531)
Provision for impairment of investment properties	-	(20,400)	(20,400)
Loss on lease terminations	(2,982)	(5,735)	(2,753)
Insurance captive expenses	(1,225)	(733)	492
General and administrative expenses	(4,826)	(4,805)	21
Interest expense	(64,889)	(53,473)	11,416
Co-venture obligation expense	(1,792)	-	1,792
Other expense	(5,092)	(2,783)	2,309
Loss from continuing operations	(27,487)	(63,240)	(35,753)	(56.5)
Discontinued operations:
Operating (loss) income	(1,028)	1,174	(2,202)
Gain on sales of investment properties	52	12,212	(12,160)
(Loss) income from discontinued operations	(976)	13,386	(14,362)	(107.3)
Net loss	(28,463)	(49,854)	21,391	42.9
Net (income) loss attributable to noncontrolling interests	(93)	3,174	(3,267)	(102.9)
Net loss attributable to Company shareholders	$(28,556)	$(46,680)	$18,124	38.8

Net operating income decreased by $9, or 0.0%.  Total rental income, tenant recovery and other property income decreased by $3,193, or 1.9%, and total property operating expenses decreased by $3,184, or 5.8%, for the three months ended March 31, 2010, as compared to March 31, 2009.

Rental income.  Rental income decreased $3,864, or 3.0%, from $130,241 to $126,377.  The decrease is primarily due to:

•

a decrease of $2,711 in rental income due to tenant bankruptcies, and

•

a decrease of $849, composed of $4,018 as a result of early termination of certain tenant leases, offset by $3,169 from new tenant leases replacing former tenants; partially offset by

•

an increase of $210 due to earnouts completed subsequent to December 31, 2008.

Tenant recovery income.  Tenant recovery income increased $226, or 0.7%, from $31,813 to $32,039.  The small change is largely consistent with the relatively flat changes in recoverable property operating expenses and real estate taxes described below.

Other property income.  Other property income increased $445, or 12.5%, primarily due to increases in direct recovery income.

Property operating expenses. Property operating expenses decreased $2,237, or 7.2%, from $31,193 to $28,956.  The decrease is primarily due to:

•

a decrease in bad debt expense of $507, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $1,099 and $676, respectively.

Real estate taxes.  Real estate taxes decreased $947, or 3.9%, from $24,166 to $23,219.  This decrease is primarily due to:

•

an increase of $776 in real estate tax refunds received during the three months ended March 31, 2010, for prior year tax assessment adjustments, and

•

a decrease of $475 in prior year estimates adjusted during the three months ended March 31, 2010, based on actual real estate taxes paid; partially offset by

•

an increase in tax consulting fees of $266 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Other income (expense). Other income (expense) changed from net expense of $173,482 to net expense of $137,720. The decrease is net expense of $35,762, or 20.6%, was primarily due to:

•

a decrease in recognized (gain) loss on marketable securities of $27,719 primarily as a result of no other-than-temporary impairment during the three months ended March 31, 2010 compared to $24,709 recognized during the three months ended March 31, 2009;

•

a $20,400 decrease in provision for asset impairment due to no asset impairments during the three months ended March 31, 2010, compared to asset impairment of $20,400 related to one multi-tenant property during the three months ended March 31, 2009;

These decreases were partially offset by an increase of $11,416 in interest expense primarily due to:

•

higher interest rates on refinanced debt resulting in an increase of $4,834 and additional loan fee amortization interest expense of $1,343;

•

an increase of $3,990 related to the senior and junior mezzanine notes of IW JV;

•

decreases in capitalized interest of $916 due to certain phases of our developments being placed into service;

•

an increase in interest on our line of credit of $774 due primarily to an increase in the interest rate, and

•

prepayment penalties and other costs associated with refinancings of $430, partially offset by decreases in margin payable interest of $93 due to decreases in the margin payable balance.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009, one property that was sold during the three months ended March 31, 2010 and one property that was held for sale as of March 31, 2010.  We closed on the sale of eight properties during the year ended December 31, 2009, aggregating 1,579,000 square feet, for a combined sales price of $338,057.  The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383.  The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

On March 15, 2010, we closed on the sale of an approximately 79,200 square foot single-user office building, located in San Antonio, Texas, with a sales price of $10,850, which resulted in net sales proceeds of $3,501 and a gain on sale of $52.  The sale resulted in the repayment of debt in the amount of $7,060.

On September 14, 2009, we entered into a contract to sell a 100,400 square foot medical center located in Cupertino, California.  This property qualified for held for sale accounting treatment during the fourth quarter 2009 at which time depreciation and amortization ceased since it met all of our held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of March 31, 2010 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.  We closed on the sale of this property on April 12, 2010, with a sales price of $44,000, which resulted in net sales proceeds of $10,902 and the repayment of debt in the amount of $32,670.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our loss from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations, or FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net loss computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization on investment properties including adjustments for unconsolidated joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

	Three Months Ended March 31,
	2010	2009
Net loss attributable to Company shareholders	$(28,556)	$(46,680)
Add:
Depreciation and amortization	67,245	73,793
Less:
Gain on sale of investment properties	(52)	(12,706)
Noncontrolling interests share of depreciation
related to consolidated joint ventures	(2,862)	(846)
Funds from operations	$35,775	$13,561

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended March 31, 2010 and 2009 were $2,982 and $5,735, respectively.

The increase in FFO for three months ended March 31, 2010 compared to the same period in 2009 is primarily due to a change in non-cash recognized gains (losses) on marketable securities of $27,719 and a decrease in impairment on investment properties of $20,400, partially offset by an increase in interest and other expenses of $13,725, a decrease in revenues of $3,415, a decrease in dividend income of $1,801, and a change in operating income from discontinued operations of $2,202.

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.04 per share distribution declared for the three months ended March, 31 2010, represented 59.0% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

Liquidity and Capital Resources

Current Environment

Real estate is a capital intensive business. The recession and credit crisis had a major impact on the credit markets, including the failure of several large financial service companies.  Our main focus over the last few years has been evaluating our capital resources and the opportunities to refinance.

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  The cost of capital is higher, loan-to-values are lower and the availability of funds from commercial and investment banks can be limited.  Life insurance companies are more selective in relation to new lending opportunities and, in general, are more interested in smaller individual property loans versus large portfolios.  The overall trend from lenders appears to be that the quality of sponsorship and relationship strength are critical factors in their decision making process and deposits from borrowers may be required for credit to be extended.

Part of our overall strategy includes actively addressing debt that has matured or is maturing in 2010 and beyond and considering alternative courses of action given the uncertainty in the capital markets.  We intend to maintain a balance in the amount and timing of our debt maturities upon refinance.  Based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected consolidated financial results due to higher interest rates.  Higher interest rates may be offset by lower debt levels as we continue to pay down principal upon refinance in our attempt to reduce outstanding debt on our consolidated balance sheets.  Although the credit environment continues to be much more challenging than that of just a few years ago, we believe that the credit markets have opened up considerably when compared to conditions existing in late 2008 and early 2009.  As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks and have demonstrated reasonable success in addressing maturing debt.

We continue to dispose of non-core assets as a means of recycling capital, despite a challenging transaction market.  For the three months ended March 31, 2010, we sold a 79,200 square foot single-user office building, generating $3,501 of net proceeds on the sale and a gain on disposition of $52 related to carrying costs of the asset.  We closed on the sale of eight assets during the year ended December 31, 2009, aggregating 1,579,000 square feet, for a total sales price of $338,057 and total debt reduction of $208,552.

At the current operating levels, we anticipate that cash flows from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness and distribution payments in order to maintain REIT status.  We are committed to managing and minimizing discretionary operating and capital expenditures, obtaining the necessary equity and/or debt to repay outstanding borrowings as they mature and complying with financial covenants in 2010 and beyond.  In light of current economic conditions, we may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations on certain of our indebtedness, which may cause an acceleration of our secured line of credit and remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and evaluating opportunities created by the distress in the financial markets.  Our strategy has been and continues to be to procure financing on an individual asset, non-recourse basis to preserve our corporate credit.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions.  We continue to review prospective investments based upon risk and return attributes, although there currently appear to be few such opportunities.

As of March 31, 2010, we had cash and cash equivalents of $130,189.  In 2010, we plan to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of debt maturing in 2010.  However, there can be no assurance that future sales will occur, or, if they do occur, that they will materially assist in reducing our indebtedness.

During the three months ended March 31, 2010, we obtained mortgage payable proceeds of $229,056 and made mortgage payable repayments of $261,383.  The new mortgages payable that we entered into during the three months ended March 31, 2010 have interest rates ranging from 2.48% to 6.57% and maturities up to seven years.  The stated interest rates of the loans repaid during the three months ended March 31, 2010 ranged from 4.27% to 5.24%. We also entered into modifications of existing loan agreements which extended the maturities of $54,747 of mortgages payable to September 1, 2011.

We continue to evaluate our maturing mortgage debt, and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  As of March 31, 2010, we had $157,010 of mortgages payable that had matured.  Of this amount, we have since repaid $26,705, refinanced $81,000, and entered into a two year extension for the remaining $49,305. As of March 31, 2010, we had $689,649 of mortgages payable, excluding amortization and liabilities associated with the investment property held for sale, maturing in the remainder of 2010.  Of this amount, we have subsequently repaid $10,127, refinanced $250,992 and received forgiveness of debt of $19,561.  We are in the process of allocating the remaining commitment proceeds of $106,725, marketing, planning to seek extensions or planning to sell properties relating to the remaining $408,969 of 2010 maturities.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement (see Note 9 to the consolidated financial statements).  The current balance outstanding on the line of credit is $142,000.  We intend to exercise our one-year extension option on the credit agreement upon its original maturity in October 2010.  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

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

We believe that our current capital resources (including cash on hand and marketable securities, net of margin debt) and anticipated refinancings are sufficient to meet our liquidity needs for 2010.  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us for 2010.  We intend to seek refinancing on all of our indebtedness coming due in 2010; however, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness, we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2010 will further benefit our cash position and assist us in our refinancing efforts.

Liquidity

We anticipate that cash flows from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement in 2010 and beyond.  To assist in the refinancing needs, we intend to utilize a combination of: proceeds from expected asset sales; and retained capital as a result of the suspension of the share repurchase program and from the change in the distribution policy intending to limit the distribution to the minimum requirement of 90% of taxable income to maintain our REIT status.

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
• Acquisitions • New development • Major redevelopment, renovation or expansion programs at individual properties • Debt repayment requirements, including both principal and interest	• Secured loans collateralized by individual properties • Long-term project financing • Joint venture financing with institutional partners • Marketable securities • Asset sales

Mortgages and Notes Payable.  Mortgages payable outstanding, excluding liabilities associated with the investment property held for sale, as of March 31, 2010 were $3,790,634 (of which $60,539, or 2%, is recourse to us  up to August 1, 2014) and had a weighted average interest rate of 5.80% at March 31, 2010.  Of this amount, $3,677,018 had fixed rates ranging from 4.25% to 9.84% and a weighted average fixed rate of 5.87% at March 31, 2010.  The remaining $113,616 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 3.55% at March 31, 2010.  Properties with a net carrying value of $5,579,256 at March 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $89,310 at March 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of March 31, 2010, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Notes payable outstanding as of March 31, 2010 were $175,345.  These notes payable had fixed interest rates ranging from 2.0% to 14.0% and a weighted average fixed interest rate of 10.5% at March 31, 2010.

Shareholder Liquidity.  Effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

We maintain a DRP, subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Thus, on or after March 1, 2010, additional shares of our stock purchased under the DRP will be purchased at a price of $6.85 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants at that price.  As of March 31, 2010, we had issued 66,820 shares pursuant to the DRP for an aggregate amount of $649,040.

Capital Resources

At March 31, 2010, total capitalization consisted of $4,118,865 of debt and $2,411,842 of total equity.  At March 31, 2010, our debt consisted of $3,852,363 of fixed-rate debt and $266,502 of variable-rate debt, including $83,250 of variable-rate debt that was effectively swapped to a fixed rate.  At December 31, 2009, our total debt consisted of $3,890,387 of fixed-rate debt and $220,598 of variable-rate debt.

We entered into a credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000. The credit agreement has a maturity date of October 14, 2010 with the option for us to elect a one-year extension.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of March 31, 2010:

•

monthly interest-only payments on the outstanding balance at the rate equal to LIBOR (3% floor) plus 3.50%;

•

quarterly fees ranging from 0.35% to 0.50%, per annum, on the average daily undrawn funds;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 60%, minimum requirements related to the value of the collateral pool and the number of properties included in the collateral pool, and debt service coverage;

•

permissions for non-recourse cross-default up to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders; and

•

an agreement to prohibit redemptions of our common shares through the Share Repurchase Program and limit the common dividend to no more than the minimum level necessary to remain in compliance with the REIT regulations until March 31, 2010.

As of March 31, 2010, management believes we were in compliance with all of the financial covenants under our credit agreement. The outstanding balance on the line of credit at March 31, 2010 and December 31, 2009 was $142,000 and $107,000, respectively.

Our current business plans indicate that we will be able to operate in compliance with these covenants, as amended, in 2010 and beyond; however, the current dislocation in the global credit markets has significantly impacted our expected cash flows, access to non-recourse mortgage capital and our financial position and effective leverage.  If the global credit market conditions worsen, or if there is a continued decline in the retail and real estate industries and a further weakening in consumer confidence leading to a decline in consumer spending such that we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement.  These risk factors and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

It is management’s current strategy to have access to the capital resources necessary to repay upcoming maturities and, to a lesser extent, to consider making prudent investments should such opportunities arise.  Accordingly, we may seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with our intention to operate with a conservative debt capitalization policy.  In light of the current economic conditions, we may not be able to obtain financing on favorable terms, or at all, which may negatively impact future cash flows available for distribution.  Foreclosure on mortgaged properties as a result of an inability to refinance existing indebtedness would have a negative impact on our consolidated financial condition and results of operations.

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%. We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $3,000. The loan commitment agreement originally expired on March 31, 2010, but was extended to July 30, 2010. The rate lock agreement originally expired on February 10, 2010, but was extended to May 31, 2010. As of March 31, 2010, we had used $117,485 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $4,504. On April 1, 2010, we closed on additional mortgage loans with commitment proceeds of $75,790 and received refunds of commitment and rate lock deposits of $2,905. We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings. The carrying value of the commitment and rate lock deposits outstanding as of March 31, 2010 was $6,996.

The majority of our loans require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as, reserves for real estate taxes, insurance and certain other costs.  Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of March 31, 2010, we had guaranteed $60,539 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14 to the consolidated financial statements).  At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of our properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statement of Cash Flows Comparison for the Three Months Ended March 31, 2010 and 2009

Cash Flows from Operating Activities

Cash flows provided by operating activities were $38,615 and $51,576 for the three months ended March 31, 2010 and 2009, respectively, which consists primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization and provision for impairment of investment properties and marketable securities.  The $12,961 decrease is primarily attributable to an increase in interest paid of $4,552, which resulted, in part, from our refinancing efforts, a decrease in dividends received of $3,095 and an increase in the cash portion of co-venture obligation expense of $1,542.

Cash Flows from Investing Activities

Cash flows (used in) provided by investing activities were $(14,892) and $40,170, respectively, for the three months ended March 31, 2010 and 2009.  Of these amounts, $22,012 and $5,192, respectively, were used to fund restricted escrow accounts, some of which are required under certain new mortgage debt arrangements.  In addition, $2,707 and $16,488, respectively, were used for acquisition of new properties and earnouts at existing properties and $615 and $8,735, respectively, were used for existing developments projects during the three months ended March 31, 2010 and 2009.  During each of the three months ended March 31, 2010 and 2009, we sold one property, which resulted in sales proceeds of $10,561 and $64,741, respectively.  In addition, during the three months ended March 31, 2010 and 2009, we purchased marketable securities of none and $15, respectively, and sold marketable securities of $911 and $7,393, respectively.

We will continue to attempt to dispose of select non-core assets during the remainder of 2010.  It is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing space recently vacated or currently leased by our bankrupt tenants could be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $19,438 and $72,133, respectively, for the three months ended March 31, 2010 and 2009.  We used $20,927 and $43,945 respectively, for the three months ended March 31, 2010 and 2009, related to the net activity from proceeds from new mortgages secured by our properties, the secured line of credit, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the three months ended March 31, 2010 and 2009, we also generated/(used) $10,886 and $(14,604), respectively, through the net borrowing of margin debt.  We paid $9,389 and $13,584, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the three months ended March 31, 2010, and 2009.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements, and the Company’s Form 10-K for the year ended December 31, 2009, as amended.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of March 31, 2010, based on pro-forma leasing rates, we may pay as much as $9,645 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off as of March 31, 2010.  In conjunction with the two remaining note agreements,  we have committed to fund up to a total of $8,680.  Each loan, except one, requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at March 31, 2010 and December 31, 2009 was $8,330, net of allowances of $300 and $17,209, respectively.  We are not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.  In May 2010, we entered into an agreement related to the secured installment note with a balance of $8,330 that extends the maturity date from May 31, 2010 to February 29, 2012.

Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of March 31, 2010, we had guaranteed $142,000 and $36,996 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  We also guaranteed $23,543 representing a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.

As of March 31, 2010, we had one irrevocable letter of credit outstanding for security in a mortgage loan.  This letter of credit will be held as additional collateral until the maturity of the loan or the collateral is replaced.  There were two letters of credit outstanding as of March 31, 2010 for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at March 31, 2010 was $4,461.

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%. We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $3,000. The loan commitment agreement originally expired on March 31, 2010, but was extended to July 30, 2010. The rate lock agreement originally expired on February 10, 2010, but was extended to May 31, 2010. As of March 31, 2010, we had used $117,485 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $4,504. On April 1, 2010, we closed on additional mortgage loans with commitment proceeds of $75,790 and received refunds of commitment and rate lock deposits of $2,905. We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings. The carrying value of the commitment and rate lock deposits outstanding as of March 31, 2010 was $6,996.

Subsequent Events

During the period from April 1, 2010 through the date of this 10-Q filing, we:

•

closed on the sale of a single-user retail building consisting of approximately 41,000 square feet, located in Naperville, Illinois, with a sales price of $4,775, resulting in repayment of debt of $4,478, forgiveness of debt of $486, and net cash outflow of $27;

•

closed on the sale of a single-user tenant medical facility consisting of approximately 100,400 square feet, located in Cupertino, California, with a sales price of $44,000, resulting in repayment of debt of $32,670 and net proceeds of $10,902;

•

borrowed an additional $10,000 of margin debt related to our investment in marketable securities;

•

funded additional capital of $7,997 on one existing consolidated development joint venture in connection with the execution of a construction loan modification agreement.  The modification agreement extended the maturity date of the loan to January 2012;

•

obtained mortgage payable proceeds of $324,065, made mortgage payable repayments of $377,996 and received forgiveness of debt of $19,075.  The new mortgages payable have interest rates ranging from 6.24% to 8.00% and maturities from five to ten years.  The stated interest rates of the loans repaid ranged from 1.65% to 6.75%, and

•

entered into an agreement related to the secured installment note receivable with a balance of $8,330 that extends the maturity date from May 31, 2010 to February 29, 2012.

New Accounting Pronouncements

See Note 2 – Summary of Significant Accounting Policies to our consolidated financial statements regarding certain new accounting pronouncements that we have recently adopted and that we expect to adopt in 2010.

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

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities. In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%. We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $3,000. The loan commitment agreement originally expired on March 31, 2010, but was extended to July 30, 2010. The rate lock agreement originally expired on February 10, 2010, but was extended to May 31, 2010. As of March 31, 2010, we had used $117,485 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $4,504. On April 1, 2010, we closed on additional mortgage loans with commitment proceeds of $75,790 and received refunds of commitment and rate lock deposits of $2,905. We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings. The carrying value of the commitment and rate lock deposits outstanding as of March 31, 2010 was $6,996.

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

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $173,824 higher than its fair value as of March 31, 2010.

We had $266,502 of variable-rate debt with a weighted average interest rate of 4.34% at March 31, 2010.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2010, interest expense would increase by approximately $2,665 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were none and $24,709 for the three months ended March 31, 2010 and 2009, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has started to recover, we have been able to sell marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover throughout 2010, we could take additional other-than-temporary impairments, which could be material to our operations.

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

Based on management’s evaluation as of March 31, 2010, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We previously disclosed in our Form 10-K, as amended, for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  In an amended complaint filed on June 12, 2008, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to us and our shareholders, in connection with our merger with our business manager/advisor and property managers as reflected in our Proxy Statement dated September 12, 2007 (Proxy Statement).  All the defendants, including us, filed motions to dismiss the lawsuit, arguing that the amended complaint failed to comply with various rules and standards for pleading the kinds of claims in issue.

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

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2010 compared to those risk factors presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5.  Other Information

In connection with the closing of various mergers effected on November 15, 2007, the Company entered into an Escrow Agreement (“Escrow Agreement”) by and among Inland Real Estate Investment Corporation, the Company, IWEST Merger Agent, LLC and LaSalle Bank, N.A.  On May 11, 2010, the Company entered into a Fourth Amendment to Escrow Agreement (the “Fourth Amendment”) by and among Inland Real Estate Investment Corporation, the Company, IWEST Merger Agent, LLC and Bank of America, N.A. as successor to LaSalle Bank, N.A.  The Fourth Amendment revises the Escrow Agreement to provide that the “Final Disbursement Date” as defined in the Escrow Agreement, for the disbursement of shares held in the escrow account, shall be August 16, 2010.

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

99.1

First Amendment to the Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Inland Equity Investors, LLC (filed herewith).

99.2

Fourth Amendment to Escrow Agreement dated as of May 11, 2010, by and among Inland Real Estate Investment Corporation; Inland Western Retail Real Estate Trust, Inc; IWEST Merger Agent, LLC, in its capacity as agent; and Bank of America, N.A. as successor to LaSalle Bank, N.A., as escrow agent (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	May 12, 2010

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	May 12, 2010