Form 10-Q
period 2010-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2010-08-11
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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

Securities registered pursuant to Section 12(g) of the Act: Title of class: Common stock, $0.001 par value per share

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

As of August 9, 2010 there were 484,974,904 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                   PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

27

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

43

Item 4.

Controls and Procedures

44

                                                                   PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

45

Item 1A.

Risk Factors

45

Item 6.

Exhibits

46

SIGNATURES

47

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

June 30, 2010 and December 31, 2009

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
Assets
Investment properties:
Land	$1,425,269	$1,435,871
Building and other improvements	5,386,200	5,421,907
Developments in progress	113,903	112,173
	6,925,372	6,969,951
Less accumulated depreciation	(961,238)	(866,169)
Net investment properties	5,964,134	6,103,782
Cash and cash equivalents	111,235	125,904
Investment in marketable securities	34,583	29,117
Investment in unconsolidated joint ventures	78,695	78,957
Accounts and notes receivable (net of allowances of $12,360
and $31,014, respectively)	107,996	118,172
Acquired lease intangibles, net	265,872	295,720
Investment properties held for sale	-	46,435
Other assets, net	159,924	130,278
Total assets	$6,722,439	$6,928,365
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,905,255	$4,003,985
Line of credit	133,242	107,000
Accounts payable and accrued expenses	71,252	73,793
Distributions payable	22,371	15,657
Acquired below market lease intangibles, net	97,552	103,134
Other financings	8,477	11,887
Co-venture obligation	50,681	50,139
Liabilities associated with investment properties held for sale	-	34,795
Other liabilities	76,307	81,729
Total liabilities	4,365,137	4,482,119
Redeemable noncontrolling interests	527	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
483,698 and 481,743 issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	484	482
Additional paid-in capital	4,365,111	4,350,484
Accumulated distributions in excess of earnings	(2,031,101)	(1,920,716)
Accumulated other comprehensive income	17,709	11,300
Total shareholders' equity	2,352,203	2,441,550
Noncontrolling interests	4,572	4,169
Total equity	2,356,775	2,445,719
Total liabilities and equity	$6,722,439	$6,928,365

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive (Loss) Income

For the Three and Six Months Ended June 30, 2010 and 2009

(Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$128,939	$130,488	$257,380	$263,199
Tenant recovery income	28,782	30,366	60,815	62,177
Other property income	3,600	8,642	7,590	12,186
Insurance captive income	693	622	1,406	1,137
Total revenues	162,014	170,118	327,191	338,699
Expenses:
Property operating expenses	25,976	27,872	55,488	61,841
Real estate taxes	22,465	23,401	45,663	47,543
Depreciation and amortization	61,943	62,624	123,956	125,164
Provision for impairment of investment properties	15,663	16,900	15,663	37,300
Loss on lease terminations	1,422	3,520	4,404	9,255
Insurance captive expenses	898	955	2,123	1,688
General and administrative expenses	4,417	4,650	9,243	9,455
Total expenses	132,784	139,922	256,540	292,246
Operating income	29,230	30,196	70,651	46,453
Dividend income	681	4,303	2,364	7,787
Interest income	173	671	360	1,144
Equity in income (loss) of unconsolidated joint ventures	724	(4,167)	734	(4,633)
Interest expense	(68,147)	(57,384)	(132,842)	(110,631)
Co-venture obligation expense	(1,792)	-	(3,584)	-
Recognized gain (loss) on marketable securities, net	-	754	771	(26,194)
Impairment of note receivable	-	(16,909)	-	(16,909)
Other expense	(198)	(1,037)	(5,290)	(3,820)
Loss from continuing operations	(39,329)	(43,573)	(66,836)	(106,803)
Discontinued operations:
Operating (loss) income	(783)	877	(1,791)	2,041
Gain on sales of investment properties	2,005	9,358	2,057	21,570
Income from discontinued operations	1,222	10,235	266	23,611
Net loss	(38,107)	(33,338)	(66,570)	(83,192)
Net (income) loss attributable to noncontrolling interests	(242)	(53)	(335)	3,121
Net loss attributable to Company shareholders	$(38,349)	$(33,391)	$(66,905)	$(80,071)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.08)	$(0.09)	$(0.14)	$(0.22)
Discontinued operations	-	0.02	-	0.05
Net loss per common share attributable to Company shareholders	$(0.08)	$(0.07)	$(0.14)	$(0.17)
Net loss	$(38,107)	$(33,338)	$(66,570)	$(83,192)
Other comprehensive (loss) income:
Net unrealized gain on derivative instruments	616	1,079	803	1,195
Net unrealized (loss) gain on marketable securities	(3,631)	40,285	6,377	17,348
Reversal of unrealized (gain) loss to recognized (gain)
loss on marketable securities, net	-	(754)	(771)	26,194
Comprehensive (loss) income	(41,122)	7,272	(60,161)	(38,455)
Comprehensive (income) loss attributable to noncontrolling interests	(242)	(53)	(335)	3,121
Comprehensive (loss) income attributable to Company shareholders	$(41,364)	$7,219	$(60,496)	$(35,334)
Weighted average number of common shares
outstanding-basic and diluted	483,590	479,853	482,996	479,257

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net (loss) income (excluding net loss of $3,348	-
attributable to redeemable noncontrolling interests)	-	-	-	(80,071)	-	(80,071)	227	(79,844)
Net unrealized gain on derivative instruments	-	-	-	-	1,195	1,195	-	1,195
Net unrealized gain on marketable securities	-	-	-	-	17,348	17,348	-	17,348
Reversal of unrealized loss to recognized loss
on marketable securities, net	-	-	-	-	26,194	26,194	-	26,194
Distributions declared ($0.10 per weighted average
number of common shares outstanding)	-	-	-	(47,354)	-	(47,354)	-	(47,354)
Distribution reinvestment program (DRP)	2,407	2	22,253	-	-	22,255	-	22,255
Stock based compensation expense	-	-	9	-	-	9	-	9
Balance at June 30, 2009	479,973	$479	$4,335,425	$(1,860,766)	$36,786	$2,511,924	$3,950	$2,515,874

Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $16
attributable to redeemable noncontrolling interests)	-	-	-	(66,905)	-	(66,905)	319	(66,586)
Net unrealized gain on derivative instruments	-	-	-	-	803	803	-	803
Net unrealized gain on marketable securities	-	-	-	-	6,377	6,377	-	6,377
Reversal of unrealized gain to recognized gain
on marketable securities, net	-	-	-	-	(771)	(771)	-	(771)
Contributions from noncontrolling interests	-	-	-	-	-	-	84	84
Distributions declared ($0.09 per weighted average
number of common shares outstanding)	-	-	-	(43,480)	-	(43,480)	-	(43,480)
DRP	1,955	2	14,605	-	-	14,607	-	14,607
Stock based compensation expense	-	-	22	-	-	22	-	22
Balance at June 30, 2010	483,698	$484	$4,365,111	$(2,031,101)	$17,709	$2,352,203	$4,572	$2,356,775

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(66,570)	$(83,192)
Adjustments to reconcile net loss to net cash provided by
operating activities (including discontinued operations):
Depreciation and amortization	124,323	131,188
Provision for impairment of investment properties	16,484	37,300
Impairment of marketable securities	-	24,831
Impairment of note receivable	-	16,909
Gain on sales of investment properties	(2,057)	(21,570)
Loss on lease terminations	4,404	9,255
Loss on redemption of noncontrolling interests	-	3,447
Non-cash co-venture obligation expense	542	-
Amortization of loan fees	7,024	5,244
Amortization of acquired above and below market lease intangibles	(1,044)	(1,196)
Amortization of mortgage debt premium	(400)	-
Amortization of discount on debt assumed	254	254
Amortization of lease inducements	30	274
Straight-line rental income	(5,326)	(4,460)
Straight-line ground rent expense	2,125	2,004
Stock based compensation expense	22	9
Equity in (income) loss of unconsolidated joint ventures	(734)	4,633
Distributions from unconsolidated joint ventures	2,460	2,208
Recognized (gain) loss on sale of marketable securities	(771)	1,363
Provision for bad debt	3,934	6,307
Payment of leasing fees	(2,360)	(3,896)
Costs associated with refinancings	1,050	-
Changes in assets and liabilities:
Accounts receivable, net	12,188	(4,042)
Other assets	9,570	5,448
Accounts payable and accrued expenses	(2,348)	(2,663)
Other liabilities	(8,789)	(4,477)
Net cash provided by operating activities	94,011	125,178

Cash flows from investing activities:
Purchase of marketable securities	-	(100)
Proceeds from sale of marketable securities	911	8,617
Changes in restricted escrows	(31,019)	(17,459)
Purchase of investment properties	(11,293)	(25,195)
Proceeds from sale of investment properties	78,851	117,316
Investment in developments in progress	(1,931)	(13,364)
Acquired lease intangible assets	-	(4,907)
Acquired above market lease intangibles	-	(38)
Acquired below market lease intangibles	-	152
Investment in unconsolidated joint ventures	(1,464)	(1,849)
Payments received under master lease agreements	392	966
Payoff of notes receivable	20	41
Net cash provided by investing activities	$34,467	$64,180

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Six Months Ended June 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$22,860	$14,750
Payoff of margin debt related to marketable securities	(3,321)	(18,038)
Proceeds from mortgages and notes payable	553,175	129,163
Principal payments on mortgages and notes payable	(13,345)	(1,561)
Repayments of mortgages and notes payable	(690,137)	(201,508)
Proceeds from line of credit	60,000	30,000
Payoff of line of credit	(33,758)	(58,000)
Payment of rate lock deposits	(12,290)	-
Refund of rate lock deposits	8,021	-
Payment of loan fees and deposits	(8,852)	(5,748)
Distributions paid, net of DRP	(22,158)	(26,670)
Distributions to redeemable noncontrolling interests	(16)	(16)
Redemption of redeemable noncontrolling interests	-	(1,048)
Contributions from noncontrolling interests	84	-
Repayment of other financings	(3,410)	(55,999)
Net cash used in financing activities	(143,147)	(194,675)
Net decrease in cash and cash equivalents	(14,669)	(5,317)
Cash and cash equivalents, at beginning of period	125,904	121,167
Cash and cash equivalents, at end of period	$111,235	$115,850
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$119,511	$101,202
Distributions payable	$22,371	$23,999
Distributions reinvested	$14,607	$22,255
Proceeds from sale of investment properties
Land	$20,711	$40,300
Building and other improvements, net of accumulated depreciation	53,095	150,041
Accounts and notes receivable	474	1,502
Acquired lease intangibles and other assets	3,073	16,805
Assumption of mortgage debt	-	(107,689)
Forgiveness of mortgage debt	(486)	-
Acquired below market lease intangibles and other liabilities	(73)	(5,213)
Gain on sale of investment property	2,057	21,570
	$78,851	$117,316
Redemption of redeemable noncontrolling interests:
Redeemable noncontrolling interests	$-	$14,906
Land	-	(11,468)
Restricted cash	-	(2,390)
Cash paid for redemption of redeemable noncontrolling interests	$-	$1,048

Developments in progress placed in service	$-	$35,126
Developments payable	$284	$1,299
Forgiveness of mortgage debt	$19,561	$-

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of June 30, 2010, the Company had issued 68,037 shares through its DRP at prices ranging from $6.85 to $10.00 per share for gross proceeds of $657,379 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  As a result, the Company had total shares outstanding of 483,698 and had realized total net offering proceeds of $4,820,085 as of June 30, 2010.

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

Certain reclassifications, as a result of discontinued operations and the error noted below, have been made to the 2009 consolidated financial statements to conform to the 2010 presentation.

Subsequent to the issuance of the consolidated financial statements for the three and six months ended June 30, 2009, the Company identified an error in the presentation of its comprehensive (loss) income in the consolidated statements of operations and other comprehensive (loss) income.  Consistent with the accounting guidance for noncontrolling interests, consolidated comprehensive loss and the related amounts attributable to the Company and to noncontrolling interests should be disclosed.  As such, the Company’s consolidated statement of operations and other comprehensive (loss) income for the three and six months ended June 30, 2009 has been corrected to reflect such presentation.  This correction resulted in a $53 increase to total comprehensive income from $7,219 to $7,272 for the three months ended June 30, 2009 and a $3,121 increase to total comprehensive loss from $35,334 to $38,455 for the six months ended June 30, 2009.  In addition, comprehensive income (loss) attributable to noncontrolling interests of $53 and $(3,121) and comprehensive income (loss) attributable to Company shareholders of $7,219 and $(35,334) have been properly presented for the three and six months ended June 30, 2009, respectively.  Although the Company believes the effects are not material to the previously issued consolidated statements of operations and other comprehensive (loss) income, the Company has corrected the presentation of these amounts for comparability purposes. This correction has no effect on the previously reported financial position, results of operations or cash flows.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

It is the Company’s current strategy to have access to the capital resources necessary to manage its balance sheet, to repay upcoming maturities and, to a lesser extent, to consider making prudent real estate investments should such opportunities arise.  Accordingly, the Company is executing a plan to seek to obtain funds through additional debt or equity financings and/or joint venture capital in a manner consistent with the Company’s intention to operate with what it believes to be a conservative debt capitalization policy.  The Company’s other sources of capital include proceeds from sales of developed and non-core assets, proceeds from the sales of securities in the Company’s marketable securities portfolio, and existing unrestricted cash balances.  In addition, the Company is focused on controlling operating expenses and deferring certain discretionary capital expenditures and has reduced distributions to shareholders to preserve cash for upcoming debt maturities and principal paydowns.  The Company will also seek loan extensions, generally six months to three years, on certain maturing mortgage debt.

During the six months ended June 30, 2010, the Company obtained mortgage payable proceeds of $553,175, made mortgage payable repayments of $690,137 and received forgiveness of debt of $19,561.  The Company also entered into modifications of existing loan agreements which extended the maturities of $104,052 of mortgages payable up to January 2012.  As the Company addresses its maturing mortgages payable, it has reduced its overall debt and staggered future mortgage maturity dates so that no more than $550,000 will come due in any one year.  As of June 30, 2010, the Company had $103,821 of mortgages payable that had matured.  Of this amount, the Company has since repaid $8,030.  During the second quarter, in order to prompt discussions with the lenders, the Company ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of June 30, 2010.  The non-payment of these monthly debt service payments amounts to $3,000 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and line of credit agreements.  The Company is currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements.  No assurance can be provided that these negotiations will result in favorable outcomes for the Company.

As of June 30, 2010, the Company had $299,299 of mortgages, excluding principal amortization, maturing in the remainder of 2010.  On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $193,275 has been utilized as of June 30, 2010.  In addition to allocating the remaining proceeds of $106,725, the Company is in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities, which are primarily maturing in the fourth quarter of 2010.  The Company’s current business plan indicates that it will be able to operate in compliance with its loan covenants under its secured line of credit agreement (see Note 9) in 2010 and beyond as the Company extended the credit agreement to October 14, 2011.  The balance outstanding on the line of credit at June 30, 2010 was $133,242.  In light of current economic conditions, the Company may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations of the remaining 2010 debt maturities, which may cause an acceleration of its secured line of credit and trigger remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership is summarized below:

	Wholly-owned	Consolidated Joint Venture (a)	Unconsolidated Joint Venture (b)
Operating properties	239	55	11
Development properties	1	5	2

(a)	The Company has ownership interests ranging from 25% to 77% in six LLCs or LPs
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

On the consolidated statements of operations and other comprehensive (loss) income, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2010 and 2009:

	2010		2009
Balance at January 1,	$527		$19,317
Redeemable noncontrolling interest income (expense)	16		(3,348)
Contributions	-		-
Distributions	(16)		(16)
Redemptions	-	(a)	(14,926)
Balance at June 30,	$527		$1,027

(a)	On March 30, 2010, the Company fully redeemed the interest of its partner in a consolidated operating joint venture in which the partner had no equity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the six months ended June 30, 2010 and 2009, the Company paid certain joint venture partners for the redemption of their interests in certain consolidated joint ventures as summarized below:

Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount included in Other financings	Total Payment Amount
January 5, 2010	Full	$20	$3,410	$3,430
Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount included in Other financings	Total Payment Amount
January 16, 2009	Full	$-	$3,410	$3,410
April 28, 2009	Full	114	5,698	5,812
June 4, 2009	Partial	-	40,539	40,539
June 29, 2009	Full	-	6,352	6,352
Total for the six months ended June 30, 2009		$114	$55,999	$56,113

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized in 2006 with $750 in cash from the original members IREC, IARETI, a non-affiliated entity which withdrew from the Captive in October 2007, and the Company, of which the Company’s initial contribution was $188.  In August 2009, IDRETI was admitted as a member to the Captive with an initial contribution of $188, at the approval of the members.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses, a majority of which is attributable to the Company.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that the Captive is a VIE and, as the Company receives the most benefit of all members, the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The Company re-affirmed its conclusion on consolidating the Captive as of June 30, 2010.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

The assets of the Captive are restricted to the settlement of liabilities of the Captive.  Similarly, creditors of the Captive do not have recourse to the Company.  Below is a summary of the assets and liabilities of the Captive:

	June 30, 2010	December 31, 2009
Cash and cash equivalents	$13,538	$10,000
Other assets, net	833	5,256
Accounts payable and accrued expenses	(317)	(34)
Other liabilities	(7,806)	(8,320)

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

(2)

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2010.  Refer to the Company’s 2009 Form 10-K, as amended, for a summary of significant accounting policies.

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

During 2009, the Company sold eight properties, of which four were sold during the six months ended June 30, 2009, which resulted in net sales proceeds of $83,686 and gain on sales of $21,570.  Three of the four properties were sold during the three months ended June 30, 2009, which resulted in net sales proceeds of $52,563 and gain on sales of $9,346.

On March 15, 2010, the Company closed on the sale of an approximately 79,200 square foot single-user office building, located in San Antonio, Texas, with a sales price of $10,850, which resulted in net sales proceeds of $3,501 and a gain on sale of $52.  The sale resulted in the repayment of debt in the amount of $7,060.

On April 12, 2010, the Company closed on the sale of a 100,400 square foot medical center located in Cupertino, California, with a sales price of $44,000, which resulted in net sales proceeds of $11,017 and a gain on sale of $381.  The sale resulted in the repayment of debt of $32,670.  This property qualified for held for sale accounting treatment during the fourth quarter 2009 at which time depreciation and amortization ceased since it met all of the Company’s held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive (loss) income.

On April 26, 2010, the Company closed on the sale of a 41,300 square foot single-user retail building located in Naperville, Illinois, with a sales price of $4,775, which resulted in net cash outflow of $27 and a gain on sale of $875.  The sale resulted in the repayment of debt in the amount of $4,478 and forgiveness of debt of $486.

On May 28, 2010, the Company closed on the sale of a 48,800 square foot single-user retail building located in Hinsdale, Illinois, with a sales price of $11,610, which resulted in net sales proceeds of $3,923 and no gain or loss on the sale. The sale resulted in the repayment of debt in the amount of $7,469.

On June 30, 2010, the Company closed on the sale of an 88,300 square foot single-user retail building located in Oswego, Illinois, with a sales price of $8,950, which resulted in net sales proceeds of $2 and a gain on sale of $749.  The sale resulted in the repayment of debt in the amount of $8,758.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three and six months ended June 30, 2010 and 2009 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$455	$6,283	$2,090	$13,805
Tenant recovery income	86	976	(119)	2,505
Other property income	12	6	20	2
Total revenues	553	7,265	1,991	16,312

Expenses:
Property operating expenses	52	767	1,226	1,805
Real estate taxes	11	527	142	1,107
Depreciation and amortization	129	2,709	367	6,025
Provision for asset impairment	821	-	821	-
Interest expense	321	2,387	1,224	5,341
Other expense (income)	2	(2)	2	(7)
Total expenses	1,336	6,388	3,782	14,271
Operating (loss) income from discontinued operations	$(783)	$877	$(1,791)	$2,041

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

No properties were classified as held for sale as of June 30, 2010.  The following assets and liabilities relate to the one investment property which was classified as held for sale as of December 31, 2009 and is presented in the table below:

December 31,
2009
Assets
Land, building and other improvements	$41,689
Accumulated depreciation	(112)
41,577
Other assets	4,858
Total investment properties held for sale	$46,435
Liabilities
Mortgage payable	$32,670
Other liabilities	2,125
Total liabilities associated with investment
properties held for sale	$34,795

(4)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and six months ended June 30, 2010 and 2009.

	For the Three Months		For the Six Months		Unpaid Amounts as of
	Ended June 30,		Ended June 30,		June 30,	December 31,
Fee Category	2010	2009	2010	2009	2010	2009
Investment advisor	$61	$-	$130	$-	$12	$20
Loan servicing	53	96	119	193	-	-
Legal	90	-	157	183	181	123
Other service agreements	697	703	1,347	1,677	270	194
Office rent and related costs	281	203	464	407	77	175
Total	$1,182	$1,002	$2,217	$2,460	$540	$512

Refer to the Company’s Form 10-K for the year ended December 31, 2009, as amended, for details of the related party agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(5)

Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock		Total Available-for-Sale Securities
As of June 30, 2010:
Fair value	$11,088	$23,495		$34,583
Amortized cost basis	$28,997	$52,832		$81,829
Total other-than-temporary impairment recognized	$23,889	$41,334		$65,223
Adjusted cost basis	$5,108	$11,498		$16,606
Net gains in accumulated other comprehensive income (OCI)	$5,980	$12,085		$18,065
Net losses in accumulated OCI	$-	$88	(a)	$88
As of December 31, 2009:
Fair value	$9,388	$19,729		$29,117
Amortized cost basis	$25,735	$57,995		$83,730
Total other-than-temporary impairment recognized	$20,868	$46,116		$66,984
Adjusted cost basis	$4,867	$11,879		$16,746
Net gains in accumulated OCI	$4,521	$7,911		$12,432
Net losses in accumulated OCI	$-	$61	(a)	$61

(a) This amount represents the gross unrealized losses of one preferred stock security with a fair value of $3,136 and $3,163 as of
June 30, 2010 and December 31, 2009, respectively. This security has been in a continuous unrealized loss position for greater than 12 months.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net unrealized OCI (loss) gain	$(3,631)	$40,285	$6,377	$17,348
Other-than-temporary impairment	$-	$122	$-	$24,831
Net gain (loss) on sales of securities	$-	$876	$771	$(1,363)

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of June 30, 2010 and December 31, 2009, there had been a total of 105 options granted, none of which had been exercised or expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $11 and $4 related to these stock options was recorded during the three months ended June 30, 2010 and 2009, respectively.  Compensation expense of $22 and $9 related to these stock options was recorded during the six months ended June 30, 2010 and 2009, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $26,968 and $26,577, as of June 30, 2010 and December 31, 2009, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying consolidated statements of operations and other comprehensive (loss) income.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying consolidated statements of operations and other comprehensive (loss) income.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations and other comprehensive (loss) income.  Such taxes remitted to governmental authorities and reimbursed by tenants were $465 and $517 for the three months ended June 30, 2010 and 2009, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,000 and $1,052 for the six months ended June 30, 2010 and 2009, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that requires that if certain large tenants or “shadow” tenants discontinue operations, a right of termination or reduced rent may exist.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  The related ground lease rent expense is included in “Property operating expenses” on the accompanying consolidated statements of operations and other comprehensive (loss) income.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  Office rent expense is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive (loss) income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Ground lease rent expense	$2,540	$2,541	$5,196	$5,052
Office rent expense	$208	$192	$416	$384

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Fixed rate mortgages payable:
Mortgage loans (a)	$3,590,517	$3,718,038
Premium, net of accumulated amortization	18,675	-
Discounts, net of accumulated amortization	(2,757)	(3,011)
	3,606,435	3,715,027
Variable rate mortgages payable:
Mortgage loans	17,446	17,503
Construction loans	86,505	96,095
	103,951	113,598

Mortgages payable	3,710,386	3,828,625
Notes payable	175,330	175,360
Margin payable	19,539	-
Mortgages and notes payable	$3,905,255	$4,003,985

(a) Includes $83,250 of variable rate debt that was swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding as of June 30, 2010 were $3,710,386 and had a weighted average interest rate of 6.04% at June 30, 2010.  Of this amount, $3,606,435 had fixed rates ranging from 3.81% to 10.11% and a weighted average fixed rate of 6.09% at June 30, 2010.  The weighted average interest rates for the fixed rate mortgages payable exclude the impact of the premium and discount amortization.  The remaining $103,951 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.53% at June 30, 2010.  Properties with a net carrying value of $5,478,210 at June 30, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $89,704 at June 30, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of June 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the six months ended June 30, 2010, the Company obtained mortgage payable proceeds of $553,175, made mortgage payable repayments of $690,137 and received forgiveness of debt of $19,561.  As a result of accounting for a group of eight mortgage refinancings as a modification under GAAP, the portion of the debt forgiveness associated with one property has been recorded as mortgage premium on the remaining seven mortgages payable and is being amortized over the remaining term of those loans using the effective interest method.  The new mortgages payable that the Company entered into during the six months ended June 30, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years.  The stated interest rates of the loans repaid during the six months ended June 30, 2010 ranged from 1.65% to 6.75%.  The Company also entered into modifications of existing loan agreements which extended the maturities of $104,052 of mortgages payable up to January 2012.

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

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2010, the Company has guaranteed $65,519 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of June 30, 2010, the Company had $103,821 of mortgages payable that had matured.  Of this amount, the Company has since repaid $8,030.  During the second quarter, in order to prompt discussions with the lenders, the Company ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of June 30, 2010.  The non-payment of these monthly debt service payments amounts to $3,000 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and line of credit agreements. The Company is currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements. No assurance can be provided that these negotiations will result in favorable outcomes for the Company.

As of June 30, 2010, the Company had $299,299 of mortgages payable, excluding principal amortization, maturing in the remainder of 2010.  On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $193,275 has been utilized as of June 30, 2010.  In addition to allocating the remaining proceeds of $106,725, the Company is in the process of is in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities, which are primarily maturing in the fourth quarter of 2010.

As of June 30, 2010, management believes the Company was in compliance with all financial covenants related to the outstanding mortgages payable.

Notes Payable

Notes payable outstanding as of June 30, 2010 and December 31, 2009 were $175,330 and $175,360, respectively.  Of these amounts, $50,000 represented a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  During the year ended December 31, 2009, the Company obtained notes payable proceeds of $125,000 from a third party lender related to the debt refinancing transaction for IW JV as discussed in Note 1.

The following table summarizes the IW JV notes payable as of June 30, 2010 and December 31, 2009:

	Balance at
	June 30, 2010	December 31, 2009	Interest Rates	Maturity Dates	Secured By

Senior Mezzanine Note	$85,000	$85,000	12.24%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
Junior Mezzanine Note	40,000	40,000	14.00%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
	$125,000	$125,000

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The remaining $330 and $360, respectively, is related to a $600 note, net of amortization, with a third party that bears interest at a rate of 2.00% with a maturity date of September 29, 2010.  The weighted average fixed interest rate on the notes payable was 10.5% at June 30, 2010.

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

During 2008, the Company executed two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The derivatives are used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  Due to the Company’s decision in June 2010 to voluntarily prepay a portion of its hedged debt, the Company’s variable-rate debt fell below the notional value on the interest rate swap hedging the aforementioned debt, causing the Company to be temporarily overhedged but the interest rate swap continues to qualify as an effective hedge.  On June 30, 2010, the Company unwound the portion of the swap notional that corresponded with the prepayment.  During the three and six months ended June 30, 2010 and 2009, the Company recorded hedge ineffectiveness of $42 (loss) and none, respectively.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next twelve months, the Company estimates that an additional $2,851 will be reclassified as an increase to interest expense.  During the three and six months ended June 30, 2010 and 2009, the Company accelerated $117 (loss) and none, respectively, from other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.

As of June 30, 2010 and December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$81,404

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2010 and December 31, 2009.

	Liability Derivatives
	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$3,029	Other liabilities	$3,819

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive (loss) income for the three and six months ended June 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2010	$(288)	$(893)	Interest Expense	$(904)	$(1,696)	Other Expense	$(159)	$(159)
2009	$318	$(308)	Interest Expense	$(761)	$(1,503)	Other Expense	$-	$-

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.

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

As of June 30, 2010, the fair value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $3,393.  As of June 30, 2010, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $3,393.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of June 30, 2010 and December 31, 2009, the Company had recorded a payable of $19,539 and none, respectively, for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 35 basis points.  At June 30, 2010, this rate was equal to 0.70%.  Interest expense on this debt in the amount of $30 and $87 is recognized within “Interest expense” in the accompanying

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

consolidated statements of operations and other comprehensive (loss) income for the three months ended June 30, 2010 and 2009, respectively.  Interest expense recognized on this debt totaled $44 and $194 for the six months ended June 30, 2010 and 2009, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three and six months ended June 30, 2010, the Company borrowed an additional $10,000 and $22,860, respectively, on its margin account and paid down $1,347 and $3,321, respectively.

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years and thereafter:

		2010	2011	2012	2013	2014	Thereafter
Maturing debt (a) :
	Fixed rate debt (b)	$463,189	$504,446	$443,671	$354,618	$217,318	$1,782,605
	Variable rate debt	19,596	160,203	76,933	-	-	-
	Total	$482,785	$664,649	$520,604	$354,618	$217,318	$1,782,605

Weighted average interest
	rate on debt:
	Fixed rate debt	6.42%	4.99%	5.45%	5.18%	7.19%	6.95%
	Variable rate debt	0.72%	5.25%	4.27%	-	-	-
	Total	6.18%	5.05%	5.27%	5.18%	7.19%	6.95%

(a)	The debt maturity table does not include any premiums or discounts of which $18,675 and $(2,757), net of accumulated amortization, respectively, is outstanding as of June 30, 2010.
(b)	Includes $83,250 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $103,821 of mortgages payable that had matured as of June 30, 2010 in the 2010 column.  See the mortgages payable section above for additional information on how the Company is addressing its 2010 mortgages payable maturities.

(9)  Line of Credit

The Company has a secured credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to the collateral pool requirement described below.  Based on the appraised value of the collateral pool, the Company’s ability to borrow was limited to $153,051 as of June 30, 2010.  The credit agreement had an original maturity date of October 14, 2010 which has been extended to October 14, 2011.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of June 30, 2010:

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

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 60%, minimum requirements related to the value of the collateral pool and the number of properties included in the collateral pool, and debt service coverage, and

•

permissions for non-recourse cross-default up to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders.

As of June 30, 2010, management believes the Company was in compliance with all of the financial covenants under the credit agreement.  The outstanding balance on the line of credit at June 30, 2010 and December 31, 2009 was $133,242 and $107,000, respectively.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

			Ownership Interest		Balance as of
		Date of	June 30,	December 31,	June 30,	December 31,
Property	Location	Investment	2010	2009	2010	2009
MS Inland	Various	04/27/2007	20.00%	20.00%	$75,475	$77,059
Hampton Retail Colorado	Denver, CO	08/31/2007	96.30%	96.30%	3,220	1,898
					$78,695	$78,957

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying consolidated balance sheets and the accompanying consolidated statements of operations and other comprehensive (loss) income includes the Company’s share of net income or loss from the unconsolidated joint venture.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland was $384 and $394, for the three months ended June 30, 2010 and 2009, respectively.  The Company’s share of profits in MS Inland were $634 and $862, for the six months ended June 30, 2010 and 2009, respectively.  The Company received net cash distributions from MS Inland totaling $2,380 and $2,208, for the six months ended June 30, 2010 and 2009, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at its historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $81 and $85 of amortization related to this difference for the three months ended June 30, 2010 and 2009, respectively.  The Company recorded $162 and $165 of amortization related to this difference for the six months ended June 30, 2010 and 2009, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current fair value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $255 and $281 during the three months ended June, 2010 and 2009, respectively.  The Company earned fees of $604 and $644 during the six months ended June, 2010 and 2009, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton, at June 30, 2010 and December 31, 2009, are based upon the maximum capital contribution obligations under the terms of the joint venture.  The Company’s share of net income (loss) in Hampton was $270 and ($4,635) for the three months ended June 30, 2010 and 2009, respectively, and is included in “Equity in income (loss) of unconsolidated joint ventures” in the consolidated statements of operations and other comprehensive (loss) income.  The Company’s share of net loss in Hampton was $41 and $5,639 for the six months ended June 30, 2010 and 2009, respectively.

During the three months ended June 30, 2010, Hampton Owned completed the sale of three single-user retail properties, aggregating 126,700 square feet for a combined sales price of $1,885. The aggregated sales resulted in the repayment of debt of $1,626, forgiveness of debt of $1,644, and total gains on sale of $210.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a Real Estate Investment Trust (REIT) based in Canada.  The initial RioCan investment includes eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the agreements, RioCan will contribute cash for an 80% interest in the venture and the Company will retain a 20% interest.  Each property contribution will occur individually over time based on timing of lender consent or refinance of the related mortgages payable.  The Company will earn property management, asset management and other customary fees on the joint venture.  The Company believes this venture will be accounted for as an unconsolidated joint venture.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of June 30, 2010 and December 31, 2009.

(11)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of June 30, 2010 and December 31, 2009, options to purchase 105 shares of common stock at the weighted average exercise price of $9.30 per share were outstanding.  The Company is in a net loss position for the six months ended June 30, 2010 and 2009; therefore, the options to purchase shares are not considered in loss per share-diluted since their effect is anti-dilutive.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
Numerator:
Loss from continuing operations	$(39,329)		$(43,573)		$(66,836)		$(106,803)
(Income) loss from continuing operations attributable to noncontrolling interests	(242)		(53)		(335)		3,121
Loss from continuing operations attributable to Company shareholders	(39,571)		(43,626)		(67,171)		(103,682)
Income from discontinued operations attributable to Company shareholders	1,222		10,235		266		23,611
Net loss attributable to Company shareholders	$(38,349)		$(33,391)		$(66,905)		$(80,071)

Denominator:
Denominator loss per common share-basic:
Weighted average number of common shares outstanding	483,590		479,853		482,996		479,257
Effect of dilutive securities:
Stock options	-	(a)	-	(a)	-	(a)	-	(a)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	483,590		479,853		482,996		479,257

(a)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 105 shares as of June 30, 2010 and December 31, 2009. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

(12)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as the property’s low occupancy rate, difficulty in leasing space, and financially troubled tenants. The Company performed a cash flow analysis and determined that the carrying values of certain of its properties exceeded the respective undiscounted cash flows based upon the estimated holding period for the asset. Therefore, the Company has recorded impairment losses related to these properties consisting of the excess carrying value of the assets over their estimated fair values within the accompanying consolidated statements of operations and other comprehensive (loss) income.

During the six months ended June 30, 2010 and 2009, the Company recorded asset impairment charges as summarized below:

	Six Months Ended June 30,
	2010		2009
Impairment of investment properties	$16,484	(a)	$37,300
Number of properties	4		3

(a) Includes $821 of impairment charges reported in discontinued operations

Certain investment properties impaired during the six months ended June 30, 2010 were also impaired in previous periods and the current carrying value is below the amount of mortgages payable secured by each of those properties.  As discussed in Note 1, the Company has ceased making monthly debt service payments on two mortgage loans related to such investment properties and is currently in active negotiations with lenders to determine an appropriate course of action under the non-recourse loan agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(13)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2010 and December 31, 2009.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$34,583	$34,583	$29,117	$29,117
Notes receivable	8,310	8,219	8,330	8,287
Financial liabilities:
Mortgages and notes payable	$3,905,255	$3,869,751	$4,003,985	$3,822,695
Line of credit	133,242	133,242	107,000	107,000
Other financings	8,477	8,477	11,887	11,887
Co-venture obligation	50,681	55,000	50,139	55,000
Interest rate swaps	3,029	3,029	3,819	3,819

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and interest rate swaps, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of June 30, 2010 and December 31, 2009 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $681 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of June 30, 2010 and December 31, 2009:

	Level 1	Level 2	Level 3	Total
June 30, 2010
Investment in marketable securities	$34,583	$-	$-	$34,583
Interest rate swaps	$-	$3,029	$-	$3,029

December 31, 2009
Investment in marketable securities	$29,117	$-	$-	$29,117
Interest rate swaps	$-	$3,819	$-	$3,819

During the six months ended June 30, 2010, the Company recorded asset impairment charges of $16,484 related to three of its consolidated operating properties and one property that was sold.  The combined estimated fair value of these properties was $41,526.  There were no impairment charges recorded during the three months ended March 31, 2010.  During the six months ended June 30, 2009, the Company recorded an asset impairment charge of $37,300 related to three

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

of its consolidated operating properties with a combined fair value of $99,100.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the estimated contract price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy, except for when the estimated contract price is used, which results in Level 2 classification.

(14)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally own that space without any further payment obligation to the seller.  As of June 30, 2010, based on pro-forma leasing rates, the Company may pay as much as $1,400 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.   In conjunction with the two remaining agreements, the Company has committed to fund up to a total of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2010 and December 31, 2009 was $8,310 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  The Company is not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.   In May 2010, the Company entered into an agreement related to the secured installment note that extends the maturity date from May 31, 2010 to February 29, 2012.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2010, the Company has guaranteed $133,242 and $36,974 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of June 30, 2010, the Company also guaranteed $28,545 representing a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Joint Venture	Construction Loan Balance at June 30, 2010	Percentage/ Amount Guaranteed by the Company	Guarantee Amount

Frisco, Texas	Parkway Towne Crossing	$20,751	35%	$7,263
Dallas, Texas	Wheatland Towne Crossing	5,529	50%	2,765
Henderson, Nevada	Lake Mead Crossing	49,068	15%	7,360
Henderson, Nevada	Green Valley Crossing	11,157	$11,157	11,157
				$28,545

As of June 30, 2010, the Company had two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at June 30, 2010 was $4,400.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest rate at 6.39%.  The Company made deposits of $8,500 related to both of these agreements.  Subsequent to entering into these agreements, the Company made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to October 29, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to August 31, 2010.  As of June 30, 2010, the Company had used $193,275 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $7,409.  The Company is in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment deposits and rate lock deposits outstanding as of June 30, 2010 was $5,158.

(15)  Litigation

The Company previously disclosed in its Form 10-K, as amended, for the fiscal years ended December 31, 2009, 2008 and 2007, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois (the “Court”).  In the lawsuit, plaintiffs alleged that all the defendants violated the federal securities laws, and certain defendants breached fiduciary duties owed to the Company and its shareholders, in connection with the Company’s merger with its business manager/advisor and property managers as reflected in its Proxy Statement dated September 12, 2007.

On July 14, 2010, the lawsuit was settled by the Company and all other defendants (the “Settlement”).  On July 22, 2010, the Court granted preliminary approval of the Settlement.  The Court has scheduled a hearing on November 8, 2010 to determine whether to grant final approval of the Settlement.  If the Settlement receives final approval by the Court, 9,000 shares of common stock of the Company will be transferred back to the Company from shares of Company stock issued to the owners (the “Owners”) of certain entities that were acquired by the Company in its internalization transaction.  This share transfer will be accounted for as a capital transaction when and if it occurs.  Pursuant to the Settlement, the Company will pay the fees and expenses of counsel for class plaintiffs in an amount to be awarded by the Court up to $10,000 although the Company expects that it will be reimbursed by its insurance carrier for a portion of such fees and expense.  The Company has accrued $10,000 related to the Settlement.  The Owners (who include Daniel L. Goodwin, who beneficially owned more than 5% of the stock of the Company as of December 31, 2009 (“Goodwin”), and certain directors and executive officers of the Company) have also agreed to provide a limited indemnification to certain defendants who are directors and an officer of the Company if any class members opt out of the Settlement and bring claims against them.  The Settlement remains subject to final approval by the Court.  In addition to final approval by the Court, the Settlement is conditional on the Company and/or Goodwin not exercising a right to terminate the Settlement if class members holding more than an agreed-upon percentage of shares elect to opt out of the Settlement.

 (16)  Subsequent Events

During the period from July 1, 2010 through the date of this 10-Q filing, the Company:

•

borrowed an additional $15,000 on the line of credit;

•

made mortgage payable repayments of $9,876.  The stated interest rates of the loans repaid ranged from 3.81% to 4.69%, and

•

extended the rate lock agreement from July 30, 2010 to August 31, 2010 and the loan commitment agreement from July 30, 2010 to October 29, 2010.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements.”  Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by such words as “believe,” “expect,” “anticipate,” “intend,” “estimate,” “plan,” “attempt,” “seek,” “may,” “should” and “could.”  We intend that such forward-looking statements be subject to the safe harbor provisions created by Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Federal Private Securities Litigation Reform Act of 1995 and we include this statement for the purpose of complying with such safe harbor provisions.  Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors might cause such differences, some of which could be material.  For additional information, see “Risk Factors” under Part II Item 1A of this quarterly report on Form 10-Q and in our annual report on Form 10-K, as amended, for the year ended December 31, 2009.

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of June 30, 2010.  The following discussion and analysis compares the three months ended June 30, 2010 to the three months ended June 30, 2009 and the six months ended June 30, 2010 to the six months ended June 30, 2009, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a self-managed real estate investment trust (REIT) that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of June 30, 2010, our portfolio consisted of 294 consolidated operating properties, of which 239 were properties wholly-owned by us (the wholly-owned properties) and 55 were properties in one joint venture (the consolidated joint venture operating properties); and 11 other operating properties in two joint ventures that we do not consolidate.  We have also invested in six consolidated development properties, one property wholly-owned by us and five properties in five joint ventures; and two other development properties in one joint venture referred to above that we do not consolidate.

In this report, all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries, including joint ventures.

Our goal is to maximize the possible return to our shareholders through a combination of acquisition, development and redevelopment, utilizing joint ventures and the effective asset management of our portfolio, including disposition of non-core assets.  We attempt to manage our assets by leasing and re-leasing space at favorable rates, controlling costs, maintaining our strong tenant relationships and creating additional value through asset management.  We distribute funds generated from operations to our shareholders and intend to continue to make distributions in order to maintain our REIT status.

The properties in our portfolio are located in 38 states.  As of June 30, 2010, our wholly-owned and consolidated joint venture operating properties consisted of 183 multi-tenant shopping centers and 111 free-standing, single-user properties of which 98 are net lease properties.  The wholly-owned and consolidated operating property portfolio contains an aggregate of approximately 44,158,000 square feet of gross leasable area (GLA), and we have an aggregate of approximately 46,465,000 square feet of GLA under management.  At June 30, 2010, the aggregate leased occupancy of our wholly-owned and consolidated portfolio was 88.4%, as compared to 87.6% at June 30, 2009.  Leased occupancy includes all signed leases, including those where the tenant has yet to occupy the space or commence paying rent.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized base rental income as of June 30, 2010, approximately 65% is generated by anchor or credit tenants, including PetSmart, Bed Bath & Beyond, Ross Dress for Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

During the six months ended June 30, 2010, we invested approximately $501 for the funding of one earnout at one existing property, containing a GLA of approximately 5,000 square feet.  We also contributed $10,070 and $1,464 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received $14,607 in investor proceeds through our distribution reinvestment program (DRP), $78,851 in proceeds from the sale of five operating properties and obtained $553,175 in proceeds from mortgages and notes payable, all of which were used primarily to repay mortgages and notes payable of $690,137.

As part of our ongoing business plan, we monitor the potential credit issues of our tenants, analyzing the possible impact any change would have on our consolidated financial statements and liquidity.  We look to enhance the portfolio through our lease-up efforts and maintain strong relationships with national credit tenants, many of whom have recently seen already good credit ratings from credit risk monitoring services improve.  Our proactive focus was a critical element of our strategy during the economic downturn and will continue to be at the forefront over the course of the recovery.  We evaluate our real estate for recoverability of our current carrying value, as well as the collectability of the related outstanding accounts receivable, including any tenant related deferred charges, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities (Tenant Related Deferred Charges).  We routinely evaluate our exposure relating to tenants in financial distress. Where appropriate, we have either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

We believe retailers with strong balance sheets, low debt and experienced management teams will continue to capitalize on the current conditions to increase their market share and upgrade existing locations.  The weak performers may continue to close their doors as a result of the challenging economic times.  We anticipate continued stress in our portfolio in the form of tenant evictions, collection issues and requests for rent relief, but the level has recently stabilized.  We are, however, pleased with our success to date in the re-leasing of our vacant spaces, and still see re-leasing opportunities to upgrade our tenant profile.  We have interest from some of the strongest retailers for expansion in our centers.  We believe that our well-located, high-demographic and newer properties will continue to be viewed by these retailers as prime locations for expansion.

Leasing and Occupancy

We are encouraged by the solid leasing activity we have achieved during the first six months of 2010.  We remain focused on strengthening our portfolio, and believe that our leased occupancy will continue to move back towards historical levels over time.  More importantly, our consistently high quality of property revenue stream is primarily derived from long-term leases with credit retailers and we have little reliance on overage rents generated by tenant sales performance.  The dramatic reduction in retail development throughout the downturn in the economy has created a limited supply of retail space as we move forward in the recovery.  We believe that the quality of our shopping center portfolio is strong, as it is comprised of newer, well-located assets in areas of high demographics and solid consumer traffic. As national credit tenants begin to renew expansion plans, we believe that our tenured relationships with these tenants, along with the quality of our assets puts us in an advantageous position to further lease-up our portfolio.  Notwithstanding the decline in occupancy experienced in 2009, we continue to sign a large number of new leases.  Rental rates have generally been below the previous rates; however such rental spreads have begun to stabilize.  In the current retail environment, we have seen an increase in capital investment, in the form of tenant improvements and leasing commissions, required from landlords when significant new leases are signed.  We continue to focus on renewals in an effort to retain our current high quality tenants.  Tenant rotation is inevitable; however shopping centers that are well-located and actively managed perform well.  We are very conscious of the risks posed by the economy, but we believe that the position of our portfolio and the general diversity and credit quality of our tenant base should enable us to continue to successfully navigate through these challenging economic times.

Over the past 18 to 24 months, we have had approximately 4,005,000 square feet of retail space become available due to large tenant vacancies, resulting primarily from bankruptcies.  As of June 30, 2010, approximately 1,354,000 square feet has been re-leased, with an additional 1,311,000 square feet with active letters of intent or various stages of lease negotiations, for a total of approximately 67% of the space being addressed.  We anticipate the economic impact of the executed leases will be realized as rents continue to commence during 2010 and early 2011.  These leases represent approximately 3% of total portfolio GLA, and $11,237 in annualized base rental income.  In addition, we are focused on identifying and retaining our strong tenants, as renewals are the most cost-efficient means of maintaining and increasing occupancy and rental revenues.  In the first six months of 2010, we have signed more than 260 new, renewal and replacement leases for a total of approximately 1,934,000 square feet.  Given the success we have had re-leasing the vacant retail space, we have also been able to focus on anticipating vacancies and proactively re-leasing space before it may become available.

Asset Dispositions

As part of our asset management strategy, we market non-core assets for sale.  This also became an integral factor in our deleveraging and recapitalization efforts.  We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact our balance sheet including financial covenants, in addition to the impact on operating results.  The following table highlights the results of our asset disposition strategy to date:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2010 Dispositions (year to date)	5	358,000	$80,185	$60,921	$18,416
2009 Dispositions (full year)	8	1,579,000	338,057	208,552	123,945
			$418,242	$269,473	$142,361

We plan to continue to be a net seller of assets during 2010.

Operating Joint Ventures

We are focused on minimizing dilution to our shareholders; however, we may seek to obtain additional capital through the strategic formation of joint ventures in a matter consistent with our intention to operate with a conservative debt capitalization policy.

Effective April 27, 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement we are to contribute 20% of the equity and our joint venture partner is to contribute 80% of the equity, up to a total of $500,000.  As of June 30, 2010, the joint venture had acquired seven properties (which we contributed) with an estimated purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.

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

On May 20, 2010, we entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada.  The initial RioCan investment includes eight of our grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the agreements, RioCan will contribute cash for an 80% interest in the venture and we will retain a 20% interest.  Each property contribution will occur individually over time based on the timing of lender consent or refinance of the related mortgages payable.  We will earn property management, asset management and other customary fees on the joint venture.  The venture is intended to grow over time through acquisition of additional necessity-based retail properties.

Development Joint Ventures

Our development joint venture program involves partnering with regional developers.  We believe that a national platform of retail development requires strength and expertise in strategic local markets.  Upon completion, we will seek to get the best return and we will either buy or sell the completed development.  If we sell the developed property, we will share, where applicable, in the proceeds realized upon the consummation of a sale.

Given the current economic conditions, we have made the decision to put any ongoing pursuit of additional development projects on hold and focus on the completion of our current development properties and improvement of our existing portfolio.

Our consolidated joint ventures have the following projects under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at June 30, 2010	Construction Loan Balance at June 30, 2010
Frisco, Texas	Parkway Towne Crossing	75.0%	$8,717	$20,751
Dallas, Texas	Wheatland Towne Crossing	75.0%	8,575	5,529
Henderson, Nevada	Lake Mead Crossing	25.0%	35,260	49,068
Henderson, Nevada	Green Valley Crossing	50.0%	10,745	11,157
Billings, Montana	South Billings Center	31.0%	4,956	-
			$68,253	$86,505

On December 1, 2009, we were notified by the lender for Green Valley Crossing that they stopped funding and made a demand for payment.  On January 15, 2010, the joint venture filed suit against the lender (as well as the financial institution that acquired it) seeking, among other things, a declaratory judgment that the lender acted improperly.  As this legal matter progresses, equity contributions may be required in order to continue the development of this project.  During the six months ended June 30, 2010, we funded $1,648 in equity contributions to the development.  We are in active negotiations with the lender.

Our unconsolidated development joint venture has the following project under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at June 30, 2010	Construction Loan Balance at June 30, 2010
Denver, Colorado	Hampton Retail Colorado	96.3%	$22,664	$20,398

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts.  For the six months ended June 30, 2010, there were no significant changes to these policies.

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

This measure provides an operating perspective not immediately apparent from generally accepted accounting principles (GAAP) operating income or net loss.  We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results.

However, NOI should only be used as an alternative measure of our financial performance.  For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net loss as computed in accordance with GAAP has been presented.

Previously, we presented operating information for our same store portfolio separately from our other investment properties.  As of January 1, 2010, all of our properties are considered same store since we owned them for the six months ended June 30, 2010 and 2009.  As a result, we have chosen to present operating information in the following table on a consolidated basis.

Comparison of the three months ended June 30, 2010 and 2009

	Three Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
Revenues:
Rental income	$125,096	$127,918	$(2,822)	(2.2)
Tenant recovery income	28,782	30,366	(1,584)	(5.2)
Other property income	3,600	8,642	(5,042)	(58.3)
Expenses:
Property operating expenses	(24,069)	(26,307)	(2,238)	(8.5)
Real estate taxes	(22,465)	(23,401)	(936)	(4.0)
Total net operating income	110,944	117,218	(6,274)	(5.4)
Other income (expense):
Straight-line rental income	3,359	1,985	1,374
Amortization of acquired above and below market lease intangibles	484	585	(101)
Insurance captive income	693	622	71
Dividend income	681	4,303	(3,622)
Interest income	173	671	(498)
Equity in income (loss) of unconsolidated joint ventures	724	(4,167)	(4,891)
Recognized gain on marketable securities, net	-	754	(754)
Straight-line ground rent expense	(996)	(992)	4
Straight-line bad debt expense	(911)	(573)	338
Depreciation and amortization	(61,943)	(62,624)	(681)
Provision for impairment of investment properties	(15,663)	(16,900)	(1,237)
Loss on lease terminations	(1,422)	(3,520)	(2,098)
Insurance captive expenses	(898)	(955)	(57)
General and administrative expenses	(4,417)	(4,650)	(233)
Impairment of note receivable	-	(16,909)	(16,909)
Interest expense	(68,147)	(57,384)	10,763
Co-venture obligation expense	(1,792)	-	1,792
Other expense	(198)	(1,037)	(839)
Loss from continuing operations	(39,329)	(43,573)	(4,244)	(9.7)
Discontinued operations:
Operating (loss) income	(783)	877	(1,660)
Gain on sales of investment properties	2,005	9,358	(7,353)
Income from discontinued operations	1,222	10,235	(9,013)	(88.1)
Net loss	(38,107)	(33,338)	4,769	14.3
Net income attributable to noncontrolling interests	(242)	(53)	189	356.6
Net loss attributable to Company shareholders	$(38,349)	$(33,391)	$4,958	14.8

Net operating income decreased by $6,274, or 5.4%.  Total rental income, tenant recovery and other property income decreased by $9,448, or 5.7%, and total property operating expenses (inclusive of real estate taxes) decreased by $3,174, or 6.4%, for the three months ended June 30, 2010, as compared to June 30, 2009.

Rental income.  Rental income decreased $2,822, or 2.2%, from $127,918 to $125,096.  The decrease is primarily due to:

•

a decrease of $997 in rental income due to rent reductions;

•

a decrease of $729 in rental income due to tenant bankruptcies;

•

a decrease of $1,642, composed of $4,921 as a result of expirations or early termination of certain tenant leases, partially offset by $3,279 from new tenant leases replacing former tenants; partially offset by an increase of $119 due to earnouts completed subsequent to March 31, 2009.

Tenant recovery income.  Tenant recovery income decreased $1,584, or 5.2%, from $30,366 to $28,782.  The decrease is primarily due to a decrease in recoverable property operating expenses and real estate tax expenses described below.

Other property income.  Other property income decreased $5,042, or 58.3%, primarily due to $5,000 recognized during the three months ended June 30, 2009 related to the forfeiture of security deposits due to the bankruptcy of a major tenant.

Property operating expenses. Property operating expenses decreased $2,238, or 8.5%, from $26,307 to $24,069.  The decrease is primarily due to:

•

a decrease in bad debt expense of $808 and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $677 and $454, respectively.

Real estate taxes.  Real estate taxes decreased $936 or 4.0%, from $23,401 to $22,465.  This decrease is primarily due to:

•

a decrease of $511 from 2009 real estate tax expense primarily due to the expiration of a special assessment at one multi-tenant property and decreases in assessed values at certain vacant properties;

•

an increase of $480 in real estate tax refunds received during the three months ended June 30, 2010, for prior year tax assessment adjustments, and

•

a decrease of $157 in prior year estimates adjusted during the three months ended June 30, 2010, based on actual real estate taxes paid; partially offset by

•

an increase in tax consulting fees of $231 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Other income (expense). Other income (expense) changed from net expense of $160,791 to net expense of $150,273.  The decrease in net expense of $10,518, or 6.5%, is primarily due to:

•

a $16,909 decrease in impairment of a note receivable, and

•

a $4,891 decrease in the equity in loss of unconsolidated joint ventures due primarily to impairments recorded by the joint venture in the second quarter of 2009; partially offset by

•

a $10,763 increase in interest expense primarily due to:

-

higher interest rates on refinanced debt resulting in an increase of $5,880 and additional loan fee amortization interest expense of $444;

-

an increase of $4,046 related to the senior and junior mezzanine notes of IW JV;

-

a decrease in interest on our line of credit of $434 due primarily to a decrease in the amount outstanding on the line of credit, and

-

prepayment penalties and other costs associated with refinancings of $1,811, partially offset by decreases in margin payable interest of $57 due to decreases in the margin payable balance, and

•

a $3,622 decrease in dividend income due to sales of marketable securities, dividend reductions and suspensions.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009 and five properties that were sold during the six months ended June 30, 2010.  We closed on the sale of eight properties during the year ended December 31, 2009 aggregating 1,579,000 square feet, for a combined sales price of $338,057.  The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383.  The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

During the three months ended June 30, 2010, we completed the sale of one medical center and three single-user retail properties aggregating 278,800 square feet, for a combined sale price of $69,335.  The aggregated sales resulted in the extinguishment or repayment of $53,376 of debt, forgiveness of debt of $486, net sales proceeds totaling $14,915, and total gains on sale of $2,005.

Comparison of the six months ended June 30, 2010 and 2009

	Six Months Ended June 30,		Increase	%
	2010	2009	(Decrease)	Change
Revenues:
Rental income	$251,057	$257,735	$(6,678)	(2.6)
Tenant recovery income	60,815	62,177	(1,362)	(2.2)
Other property income	7,590	12,186	(4,596)	(37.7)
Expenses:
Property operating expenses	(52,999)	(57,473)	(4,474)	(7.8)
Real estate taxes	(45,663)	(47,543)	(1,880)	(4.0)
Total net operating income	220,800	227,082	(6,282)	(2.8)
Other income (expense):
Straight-line rental income	5,279	4,268	1,011
Amortization of acquired above and below market lease intangibles	1,044	1,196	(152)
Insurance captive income	1,406	1,137	269
Dividend income	2,364	7,787	(5,423)
Interest income	360	1,144	(784)
Equity in income (loss) of unconsolidated joint ventures	734	(4,633)	(5,367)
Recognized gain (loss) on marketable securities, net	771	(26,194)	(26,965)
Straight-line ground rent expense	(2,125)	(2,004)	121
Straight-line bad debt expense	(364)	(2,364)	(2,000)
Depreciation and amortization	(123,956)	(125,164)	(1,208)
Provision for impairment of investment properties	(15,663)	(37,300)	(21,637)
Loss on lease terminations	(4,404)	(9,255)	(4,851)
Insurance captive expenses	(2,123)	(1,688)	435
General and administrative expenses	(9,243)	(9,455)	(212)
Impairment of note receivable	-	(16,909)	(16,909)
Interest expense	(132,842)	(110,631)	22,211
Co-venture obligation expense	(3,584)	-	3,584
Other expense	(5,290)	(3,820)	1,470
Loss from continuing operations	(66,836)	(106,803)	(39,967)	(37.4)
Discontinued operations:
Operating (loss) income	(1,791)	2,041	(3,832)
Gain on sales of investment properties	2,057	21,570	(19,513)
Income from discontinued operations	266	23,611	(23,345)	(98.9)
Net loss	(66,570)	(83,192)	(16,622)	(20.0)
Net (income) loss attributable to noncontrolling interests	(335)	3,121	(3,456)	(110.7)
Net loss attributable to Company shareholders	$(66,905)	$(80,071)	$(13,166)	(16.4)

Net operating income decreased by $6,282, or 2.8%.  Total rental income, tenant recovery and other property income decreased by $12,636, or 3.8%, and total property operating expenses (inclusive of real estate taxes) decreased by $6,354, or 6.1%, for the six months ended June 30, 2010, as compared to June 30, 2009.

Rental income.  Rental income decreased $6,678, or 2.6%, from $257,735 to $251,057.  The decrease is primarily due to:

•

a decrease of $3,385 in rental income due to tenant bankruptcies,

•

a decrease of $2,092 in rental income due to rent reductions, and

•

a decrease of $1,392, composed of $7,843 as a result of expirations or early termination of certain tenant leases, partially offset by $6,451 from new tenant leases replacing former tenants; partially offset by an increase of $348 due to earnouts completed subsequent to December 31, 2008.

Tenant recovery income.  Tenant recovery income decreased $1,362, or 2.2%, from $62,177 to $60,815.  The decrease is primarily due to a decrease in recoverable property operating expenses and real estate tax expenses described below, partially offset by an increase in the 2009 tenant recovery income estimates as a result of the common area maintenance reconciliation process completed during the six months ended June 30, 2010.

Other property income.  Other property income decreased $4,596, or 37.7%, primarily due to $5,000 recognized during the six  months ended June 30, 2009, related to the forfeiture of security deposits due to the bankruptcy of a major tenant.

Property operating expenses. Property operating expenses decreased $4,474, or 7.8%, from $57,473 to $52,999.  The decrease is primarily due to:

•

a decrease in bad debt expense of $1,316, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $1,765 and $786, respectively.

Real estate taxes.  Real estate taxes decreased $1,880, or 4.0%, from $47,543 to $45,663.  This decrease is primarily due to:

•

an increase of $1,973 in real estate tax refunds received during the six months ended June 30, 2010, for prior year tax assessment adjustments, and

•

a decrease of $444 from 2009 real estate tax expense primarily due to the expiration of a special assessment at one multi-family property and decreases in assessed values at certain vacant properties; partially offset by

•

an increase in tax consulting fees of $498 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties, and

•

an increase of $85 in prior year estimates adjusted during the six months ended June 30, 2010, based on actual real estate taxes paid.

Other income (expense). Other income (expense) changed from net expense of $333,885 to net expense of $287,636.  The decrease in net expense of $46,249, or 13.9%, is primarily due to:

•

a $26,965 decrease in recognized loss on marketable securities primarily as a result of no other-than-temporary impairment in 2010 as compared to other-than-temporary impairment of $24,831 in 2009;

•

a $21,637 decrease in provision for impairment of investment properties due to impairment of $15,663 related to three properties during the six months ended June 30, 2010, compared to impairment of $37,300 related to three properties during the six months ended June 30, 2009;

•

a $16,909 decrease in impairment of a note receivable, and

•

a $5,367 increase in the equity in income of unconsolidated joint ventures due primarily to impairments recorded by the joint venture in the second quarter of 2009.

These decreases were partially offset by a $5,423 decrease in dividend income due to sales of marketable securities, dividend reductions and suspensions and an increase of $22,211 in interest expense primarily due to:

•

higher interest rates on refinanced debt resulting in an increase of $10,760 and additional loan fee amortization interest expense of $1,772;

•

an increase of $8,036 related to the senior and junior mezzanine notes of IW JV;

•

decreases in capitalized interest of $913 due to certain phases of our developments being placed into service;

•

an increase in interest on our line of credit of $339 due primarily to an increase in the interest rate, partially offset by a decrease in the amount outstanding on the line of credit, and

•

prepayment penalties and other costs associated with refinancings of $2,241, partially offset by decreases in margin payable interest of $150 due to decreases in the margin payable balance.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009 and five properties that were sold during the six months ended June 30, 2010.  We closed on the sale of eight properties during the year ended December 31, 2009 aggregating 1,579,000 square feet, for a combined sales price of $338,057.  The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,385.  The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

During the six months ended June 30, 2010, we completed the sale of one single-user office building, one medical center and three single-user retail properties aggregating 358,000 square feet, for a combined sale price of $80,185.  The aggregated sales resulted in the extinguishment or repayment of $60,435 of debt, forgiveness of debt of $486, net sales proceeds totaling $18,416 and total gains on sale of $2,057.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated by our operations. Cash generated from operations is not equivalent to our loss from continuing operations as determined under GAAP.  Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts (NAREIT), an industry trade group, has promulgated a standard known as funds from operations, or FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net loss computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization on investment properties including adjustments for unconsolidated joint ventures in which the REIT holds an interest.  We have adopted the NAREIT definition for computing FFO because management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.  FFO is not intended to be an alternative to “Net Income” as an indicator of our performance nor to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss attributable to Company shareholders	$(38,349)	$(33,391)	$(66,905)	$(80,071)
Add:
Depreciation and amortization	64,390	71,005	131,635	144,798
Less:
Gain on sales of investment properties	(1,478)	(7,362)	(1,530)	(19,574)
Noncontrolling interests' share of depreciation
related to consolidated joint ventures	(2,740)	(738)	(5,602)	(1,583)
Funds from operations	$21,823	$29,514	$57,598	$43,570

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended June 30, 2010 and 2009 were $1,422 and $3,520, respectively.  Total loss on lease terminations for the six months ended June 30, 2010 and 2009 were $4,404 and $9,255, respectively.

The decrease in FFO for the three months ended June 30, 2010 compared to the same period in 2009 is primarily due to an increase in interest expense of $10,763, a decrease in revenues of $8,104, and a decrease in dividend income of $3,622, partially offset by a change in impairment of a note receivable of $16,909.

The increase in FFO for the six months ended June 30, 2010 compared to the same period in 2009 is primarily due to a change in recognized gains (losses) on marketable securities of $26,965, a decrease in impairment on investment properties of $21,637, and a decrease in property operating expenses of $6,353, partially offset by an increase in interest expense of $22,211, and a decrease in revenues of $11,508.

The following table compares cash flows provided by operating activities to distributions declared:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash flows provided by operating activities	$55,396	$73,602	$94,011	$125,178
Distributions declared	22,371	23,998	43,480	47,354
Excess	$33,025	$49,604	$50,531	$77,824

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The distribution of $0.09 per share declared for the six months ended June 30, 2010, represented 75.5% of our FFO for the period.  The $0.10 per share distribution declared for the six months ended June 30, 2009, represented 108.7% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

Liquidity and Capital Resources

Current Environment

Real estate is a capital intensive business. The recession and credit crisis had a major impact on the credit markets, including the failure of several large financial service companies.  Our main focus over the last few years has been evaluating our capital resources and our refinancing opportunities.

The debt capital markets have been volatile and challenging and numerous financial institutions have experienced unprecedented write-offs and liquidity issues.  The cost of capital is higher, loan-to-values are lower and the availability of funds from commercial and investment banks can be limited.  Life insurance companies are more selective in relation to new lending opportunities, with the overall trend in lending emphasizing quality of sponsorship and strength of relationship as critical factors in the decision making process.  Deposits from borrowers may now also be required in order to extend credit.

Part of our overall strategy includes actively addressing debt that has matured or is maturing and considering alternative courses of action given the uncertainty in the capital markets.  We intend to maintain a balance in the amount and timing of our debt maturities upon refinance.  Based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected consolidated financial results due to higher interest rates.  Higher interest rates may be offset by lower debt levels as we continue to pay down principal upon refinance in our attempt to reduce outstanding debt on our consolidated balance sheets.  Although the credit environment continues to be much more challenging than that of just a few years ago, we believe that the credit markets have opened up considerably when compared to earlier conditions.  As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks and believe we have demonstrated reasonable success in addressing our maturing debt.

We continue to dispose of non-core assets as a means of recycling capital, despite a challenging transaction market.  For the six months ended June 30, 2010, we completed the sale of one single-user office building, one medical center and three single-user retail properties aggregating 358,000 square feet, for a combined sale price of $80,185.  The aggregated sales resulted in net sales proceeds totaling $18,416, and total gain on sale of $2,057 relating to the carrying costs of the asset.  Four of the five properties were sold during the three months ended June 30, 2010, which resulted in net sales proceeds of $14,915 and total gain on sale of $2,005.  During 2009, we sold eight properties, of which four were sold during the six months ended June 30, 2009, aggregating 1,142,800 square feet, for a combined sales price of $226,632.  The aggregated sales resulted in net sales proceeds totaling $83,686 and total gains on sale of $21,570.  Three of the four properties were sold during the three months ended June 30, 2009, which resulted in net sales proceeds of $52,563 and total gains on sale of $9,346.

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

As of June 30, 2010, we had cash and cash equivalents of $111,235.  In 2010, we plan to continue to be a net seller of assets by divesting certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of 2010 debt maturities.  However, there can be no assurance that future sales will occur, or if they do occur, that they will materially assist in reducing our indebtedness.

As of December 31, 2009, we had $1,156,384 of mortgages payable, excluding amortization and liabilities associated with assets held for sale, which had matured or were maturing in 2010.  The table below presents the remaining mortgages payable to be addressed as of June 30, 2010.  The 2010 column includes $103,821 of mortgages payable that had matured as of June 30, 2010 and $299,299 of mortgages payable maturing in the remainder of 2010.

During the six months ended June 30, 2010, we obtained mortgage payable proceeds of $553,175, made mortgage payable repayments of $690,137 and received debt forgiveness of $19,561.  The new mortgages payable that we entered into during the six months ended June 30, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years.  The stated interest rates of the loans repaid during the six months ended June 30, 2010 ranged from 1.65% to 6.75%.  We also entered into modifications of existing loan agreements which extended the maturities of $104,052 of mortgages payable up to January 2012.  As we address our maturing mortgages payable, we have reduced our overall debt and staggered future mortgage maturity dates so that no more than $550,000 will come due in any one year.

We continue to evaluate our maturing mortgage debt and based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, such alternatives may have a material adverse impact on our expected financial results as lenders increase the cost of debt financing and tighten their underwriting standards.  As of June 30, 2010, we had $103,821 of mortgages payable that had matured.  Of this amount, we have since repaid $8,030.  During the second quarter of 2010, in order to prompt discussions with the lenders, we ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of June 30, 2010.  Our non-payment of these monthly debt service payments amount to $3,000 annualized and does not result in our noncompliance under any of our other mortgages payable and line of credit agreements.  We are currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements.  No assurance can be provided that these negotiations will result in favorable outcomes for us.

As of June 30, 2010, we had $299,299 of mortgages payable, excluding principal amortization, maturing in the remainder of 2010.  On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $193,275 has been utilized as of June 30, 2010. In addition to allocating the remaining proceeds of $106,725, we are in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement (see Note 9 to the consolidated financial statements).  The balance outstanding on the line of credit at June 30, 2010 was $133,242.  We exercised our one-year extension option on the credit agreement and the new maturity date is October 14, 2011.  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

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

We believe that our current capital resources (including cash on hand and marketable securities, net of margin debt) and anticipated refinancings are sufficient to meet our liquidity needs for the remainder of 2010 (except as it relates to the mortgage loans where we have ceased making monthly debt service payments, as described above).  We further believe that our individually procured, non-recourse indebtedness positions us well for the refinancing efforts facing us for 2010.  We intend to seek refinancing on all of our remaining indebtedness coming due in 2010 (except as it relates to the mortgage loans where we have ceased making monthly debt service payments, as described above).  However, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will honor such extension requests; however, given the non-recourse nature of our indebtedness, we believe our ability to obtain reasonable extensions is likely.  We also believe that the prospect of being a net seller of real estate assets in 2010 will further benefit our cash position and assist us in our refinancing efforts.

Liquidity

We anticipate that cash flows from operating activities will continue to provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement in 2010 and beyond.  To assist in the refinancing needs, we intend to utilize a combination of: proceeds from expected asset sales; and retained capital as a result of the suspension of the share repurchase program and the change in the distribution policy.  Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

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

Mortgages and Notes Payable.  Mortgages payable outstanding as of June 30, 2010 were $3,710,386 (of which $65,519, or 2%, is recourse to us up to August 1, 2014) and had a weighted average interest rate of 6.04% at June 30, 2010.  Of this amount, $3,606,435 had fixed rates ranging from 3.81% to 10.11% and a weighted average fixed rate of 6.09% at June 30, 2010.  The remaining $103,951 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.53% at June 30, 2010.  Properties with a net carrying value of $5,478,210 at June 30, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $89,704 at June 30, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of June 30, 2010, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Notes payable outstanding as of June 30, 2010 were $175,330.  These notes payable had fixed interest rates ranging from 2.0% to 14.0% and a weighted average fixed interest rate of 10.5% at June 30, 2010.

Shareholder Liquidity.  Effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

We maintain a DRP, subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  In conjunction with our estimate of the value of a share of our stock for purposes of ERISA, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Thus, on or after March 1, 2010, additional shares of our stock purchased under the DRP will be purchased at a price of $6.85 per share.  In the event (if ever) of a listing on a national stock exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants at that price.  As of June 30, 2010, we had issued 68,037 shares pursuant to the DRP for an aggregate amount of $657,379.

Capital Resources

The following table summarizes our capital structure as of December 31, 2008 and June 30, 2010:

(a)  “Other” includes other financings, co-venture obligation, redeemable noncontrolling interests and noncontrolling interests

We have a credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to the collateral pool requirement described below.  Based on the appraised value of the collateral pool, our ability to borrow was limited to $153,051 as of June 30, 2010.  The credit agreement had an original maturity date of October 14, 2010 which has been extended to October 14, 2011.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of June 30, 2010:

•

monthly interest-only payments on the outstanding balance at the rate equal to LIBOR (3% floor) plus 3.50%;

•

quarterly fees ranging from 0.35% to 0.50%, per annum, on the average daily undrawn funds;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 60%, minimum requirements related to the value of the collateral pool and the number of properties included in the collateral pool, and debt service coverage, and

•

permissions for non-recourse cross-default up to $250,000 and permissions for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders.

As of June 30, 2010, management believes we were in compliance with all of the financial covenants under our credit agreement.  The outstanding balance on the line of credit at June 30, 2010 and December 31, 2009 was $133,242 and $107,000, respectively.

Our current business plans indicate that we will be able to operate in compliance with these covenants, in 2010 and beyond; however, the recession and tepid recovery have significantly impacted our expected cash flows, access to non-recourse mortgage capital, our financial position and effective leverage.  If the global credit market conditions were to weaken again, or if there is further softening in the retail and real estate industries and a further weakening in consumer confidence leading to a decline in consumer spending such that we are unable to successfully execute plans as further described below, we could violate these covenants, and as a result may be subject to higher finance costs and fees and/or an acceleration of the maturity date of advances under the credit agreement.  These risk factors and an inability to predict future economic conditions have encouraged us to adopt a strict focus on lowering leverage and increasing financial flexibility.

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

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to October 29, 2010. The rate lock agreement originally expired on February 10, 2010, but was extended to August 31, 2010. As of June 30, 2010, we had used $193,275 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $7,409.  We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of June 30, 2010 was $5,158.

The majority of our loans require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2010, we had guaranteed $65,519 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14 to the consolidated financial statements).  At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of our properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2010 and 2009

Cash Flows from Operating Activities

Cash flows provided by operating activities were $94,011 and $125,178 for the six months ended June 30, 2010 and 2009, respectively, which consists primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The $31,167 decrease is primarily attributable to an increase in interest paid of $18,309 which resulted, in part, from our refinancing efforts, a decrease in dividends received of $5,599 and an increase in the cash portion of co-venture obligation expense of $3,041.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $34,467 and $64,180, respectively, for the six months ended June 30, 2010 and 2009.  Of these amounts, $31,019 and $17,459, respectively, were used to fund restricted escrow accounts, some of which are required under certain new mortgage debt arrangements.  In addition, $11,293 and $25,195, respectively, were used for acquisition of new properties and earnouts at existing properties and $1,931 and $13,364, respectively, were used for existing developments projects during the six months ended June 30, 2010 and 2009.  During the six months ended June 30, 2010 and 2009, we sold five and four properties, respectively, which resulted in sales proceeds of $78,851 and $117,316, respectively.  In addition, during the six months ended June 30, 2010 and 2009, we purchased marketable securities of none and $100, respectively, and sold marketable securities of $911 and $8,617, respectively.

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

Cash Flows from Financing Activities

Cash flows used in financing activities were $143,147 and $194,675, respectively, for the six months ended June 30, 2010 and 2009.  We used $140,596 and $163,653, respectively, for the six months ended June 30, 2010 and 2009, related to the net activity from proceeds from new mortgages secured by our properties, the secured line of credit, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the six months ended June 30, 2010 and 2009, we also generated/(used) $19,539 and $(3,288), respectively, through the net borrowing of margin debt.  We paid $22,158 and $26,670, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the six months ended June 30, 2010 and 2009.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements, and the Company’s Form 10-K for the year ended December 31, 2009, as amended.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of June 30, 2010, based on pro-forma leasing rates, we may pay as much as $1,400 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have committed to fund up to a total of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2010 and December 31, 2009 was $8,310 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  We are not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.  In May 2010, we entered into an agreement related to the secured installment note that extends the maturity date from May 31, 2010 to February 29, 2012.

Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2010, we had guaranteed $133,242 and $36,974 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1,

2014.  We also guaranteed $28,545 representing a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.

As of June 30, 2010, we had two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at June 30, 2010 was $4,400.

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to October 29, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to August 31, 2010.  As of June 30, 2010, we had used $193,275 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $7,409.  We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of June 30, 2010 was $5,158.

Subsequent Events

During the period from July 1, 2010 through the date of this 10-Q filing, we:

•

borrowed an additional $15,000 on the line of credit;

•

made mortgage payable repayments of $9,876. The stated interest rates of the loans repaid ranged from 3.81% to 4.69%, and

•

extended the rate lock agreement from July 30, 2010 to August 31, 2010 and the loan commitment agreement from July 30, 2010 to October 29, 2010.

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

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to October 29, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to August 31, 2010.  As of June 30, 2010, we had used $193,275 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $7,409.  We are in the process of allocating the remaining commitments of $106,725 and will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of June 30, 2010 was $5,158.

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

The carrying amount of our mortgages payable, notes payable and line of credit is approximately $35,504 higher than its fair value as of June 30, 2010.

We had $256,732 of variable-rate debt with a weighted average interest rate of 4.61% at June 30, 2010.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1% based on debt outstanding as of June 30, 2010, interest expense would increase by approximately $2,567 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were none and $24,831 for the six months ended June 30, 2010 and 2009, respectively.  The overall stock market and REIT stocks have declined since late 2007, including our REIT stock investments, which have resulted in our recognizing other-than-temporary impairments.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has started to recover, we have been able to sell marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover throughout 2010, we could take additional other-than-temporary impairments, which could be material to our operations.

The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 4.  Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of June 30, 2010, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We previously disclosed in our Form 10-K, as amended, for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  We previously disclosed in our Form 8-K filed on July 20, 2010, that on July 14, 2010, the lawsuit was settled by the Company and all other defendants (the “Settlement”) subject to preliminary and final approval by the Court and us and/or Daniel L. Goodwin (who beneficially owned more than 5% of our stock as of December 31, 2009) not exercising a right to terminate the Settlement if class members holding more than an agreed-upon percentage of shares elect to opt out of the Settlement.  The Court has scheduled a hearing on November 8, 2010 to determine whether to grant final approval of the Settlement.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the six months ended June 30, 2010 compared to those risk factors presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

Item 6.  Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1

Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer and Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	August 11, 2010

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	August 11 2010