Form 10-Q
period 2010-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2010-11-10
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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

As of November 8, 2010, there were 486,345,480 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                   PART I – FINANCIAL INFORMATION

Item 1.

Consolidated Financial Statements

1

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

31

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

48

Item 4.

Controls and Procedures

49

                                                                   PART II – OTHER INFORMATION

Item 1.

Legal Proceedings

50

Item 1A.

Risk Factors

50

Item 6.

Exhibits

51

SIGNATURES

52

Part I – Financial Information

Item 1. Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

September 30, 2010 and December 31, 2009

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
Assets
Investment properties:
Land	$1,387,360	$1,435,871
Building and other improvements	5,256,351	5,421,907
Developments in progress	114,915	112,173
	6,758,626	6,969,951
Less accumulated depreciation	(989,095)	(866,169)
Net investment properties	5,769,531	6,103,782
Cash and cash equivalents	116,016	125,904
Investment in marketable securities	33,282	29,117
Investment in unconsolidated joint ventures	83,476	78,957
Accounts and notes receivable (net of allowances of $10,509
and $31,014, respectively)	107,339	118,172
Acquired lease intangibles, net	243,345	295,720
Investment properties held for sale	122,035	46,435
Other assets, net	176,850	130,278
Total assets	$6,651,874	$6,928,365
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,765,692	$4,003,985
Line of credit	148,242	107,000
Accounts payable and accrued expenses	87,621	73,793
Distributions payable	24,248	15,657
Acquired below market lease intangibles, net	94,488	103,134
Other financings	8,477	11,887
Co-venture obligation	50,972	50,139
Liabilities associated with investment properties held for sale	75,971	34,795
Other liabilities	77,157	81,729
Total liabilities	4,332,868	4,482,119
Redeemable noncontrolling interests	527	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
484,976 and 481,743 issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	485	482
Additional paid-in capital	4,373,880	4,350,484
Accumulated distributions in excess of earnings	(2,080,876)	(1,920,716)
Accumulated other comprehensive income	20,077	11,300
Total shareholders' equity	2,313,566	2,441,550
Noncontrolling interests	4,913	4,169
Total equity	2,318,479	2,445,719
Total liabilities and equity	$6,651,874	$6,928,365

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2010 and 2009

(Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$129,826	$128,674	$387,206	$391,873
Tenant recovery income	30,240	31,877	91,055	94,054
Other property income	3,684	3,361	11,274	15,547
Insurance captive income	847	534	2,253	1,671
Total revenues	164,597	164,446	491,788	503,145
Expenses:
Property operating expenses	25,175	30,415	80,663	92,256
Real estate taxes	23,835	23,547	69,498	71,090
Depreciation and amortization	61,889	62,401	185,845	187,565
Provision for impairment of investment properties	3,173	6,700	18,836	44,000
Loss on lease terminations	4,465	2,301	8,869	11,556
Insurance captive expenses	911	960	3,034	2,648
General and administrative expenses	4,169	4,691	13,412	14,146
Total expenses	123,617	131,015	380,157	423,261
Operating income	40,980	33,431	111,631	79,884
Dividend income	670	1,689	3,034	9,476
Interest income	188	174	548	1,318
Gain on partial sale of investment properties	1,464	-	1,464	-
Gain on interest rate locks	-	3,989	-	3,989
Equity in income (loss) of unconsolidated joint ventures	875	(629)	1,609	(5,262)
Interest expense	(67,090)	(60,121)	(199,932)	(170,752)
Co-venture obligation expense	(1,791)	-	(5,375)	-
Recognized (loss) gain on marketable securities, net	(235)	43,992	536	17,798
Impairment of note receivable	-	(413)	-	(17,322)
Other expense	(228)	(64)	(5,518)	(3,884)
(Loss) income from continuing operations	(25,167)	22,048	(92,003)	(84,755)
Discontinued operations:
Operating loss	(39)	(9,544)	(1,830)	(7,503)
Gain on sales of investment properties	-	-	2,057	21,570
(Loss) income from discontinued operations	(39)	(9,544)	227	14,067
Net (loss) income	(25,206)	12,504	(91,776)	(70,688)
Net (income) loss attributable to noncontrolling interests	(321)	81	(656)	3,202
Net (loss) income attributable to Company shareholders	$(25,527)	$12,585	$(92,432)	$(67,486)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.05)	$0.05	$(0.19)	$(0.18)
Discontinued operations	-	(0.02)	-	0.04
Net (loss) earnings per common share attributable to Company shareholders	$(0.05)	$0.03	$(0.19)	$(0.14)
Net (loss) income	$(25,206)	$12,504	$(91,776)	$(70,688)
Other comprehensive loss:
Net unrealized gain on derivative instruments	445	8	1,248	1,203
Net unrealized gain on marketable securities	1,688	18,901	8,065	36,249
Reversal of unrealized (gain) loss to recognized (gain)
loss on marketable securities, net	235	(43,992)	(536)	(17,798)
Comprehensive loss	(22,838)	(12,579)	(82,999)	(51,034)
Comprehensive (income) loss attributable to noncontrolling interests	(321)	81	(656)	3,202
Comprehensive loss attributable to Company shareholders	$(23,159)	$(12,498)	$(83,655)	$(47,832)
Weighted average number of common shares
outstanding-basic and diluted	484,865	481,049	483,619	479,854

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders'	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net (loss) income (excluding net loss of $3,341	-
attributable to redeemable noncontrolling interests)	-	-	-	(67,486)	-	(67,486)	139	(67,347)
Net unrealized gain on derivative instruments	-	-	-	-	1,203	1,203	-	1,203
Net unrealized gain on marketable securities	-	-	-	-	36,249	36,249	-	36,249
Reversal of unrealized loss to recognized loss
on marketable securities, net	-	-	-	-	(17,798)	(17,798)	-	(17,798)
Distributions declared ($0.12 per weighted average
number of common shares outstanding)	-	-	-	(59,383)	-	(59,383)	-	(59,383)
Distribution reinvestment program (DRP)	3,598	4	32,372	-	-	32,376	-	32,376
Stock based compensation expense	-	-	13	-	-	13	-	13
Balance at September 30, 2009	481,164	$481	$4,345,548	$(1,860,210)	$11,703	$2,497,522	$3,862	$2,501,384

Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $24
attributable to redeemable noncontrolling interests)	-	-	-	(92,432)	-	(92,432)	632	(91,800)
Net unrealized gain on derivative instruments	-	-	-	-	1,248	1,248	-	1,248
Net unrealized gain on marketable securities	-	-	-	-	8,065	8,065	-	8,065
Reversal of unrealized gain to recognized gain
on marketable securities, net	-	-	-	-	(536)	(536)	-	(536)
Contributions from noncontrolling interests	-	-	-	-	-	-	112	112
Distributions declared ($0.14 per weighted average
number of common shares outstanding)	-	-	-	(67,728)	-	(67,728)	-	(67,728)
DRP	3,232	3	23,350	-	-	23,353	-	23,353
Exercise of stock options	1	-	13	-	-	13	-	13
Stock based compensation expense	-	-	33	-	-	33	-	33
Balance at September 30, 2010	484,976	$485	$4,373,880	$(2,080,876)	$20,077	$2,313,566	$4,913	$2,318,479

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(91,776)	$(70,688)
Adjustments to reconcile net loss to net cash provided by
operating activities (including discontinued operations):
Depreciation and amortization	186,212	192,768
Provision for impairment of investment properties	19,657	54,800
Impairment of marketable securities	-	24,831
Impairment of note receivable	-	17,322
Gain on partial sale of investment properties	(1,464)	-
Gain on sales of investment properties	(2,057)	(21,570)
Loss on lease terminations	8,869	11,556
Gain on interest rate locks	-	(3,989)
Loss on redemption of noncontrolling interests	-	3,447
Non-cash co-venture obligation expense	833	-
Amortization of loan fees	9,886	8,991
Amortization of acquired above and below market lease intangibles	(1,523)	(1,786)
Amortization of mortgage debt premium	(937)	-
Amortization of discount on debt assumed	382	382
Amortization of lease inducements	45	289
Straight-line rental income	(8,798)	(6,258)
Straight-line ground rent expense	3,121	2,996
Stock based compensation expense	33	13
Equity in (income) loss of unconsolidated joint ventures	(1,609)	5,262
Distributions from unconsolidated joint ventures	3,703	3,609
Recognized gain on sale of marketable securities	(536)	(42,629)
Provision for bad debt	3,627	8,914
Payment of leasing fees	(4,202)	(4,846)
Costs associated with refinancings	1,162	-
Changes in assets and liabilities:
Accounts receivable, net	14,623	4,369
Other assets	2,003	600
Accounts payable and accrued expenses	16,189	13,761
Other liabilities	(3,771)	1,819
Net cash provided by operating activities	153,672	203,963

Cash flows from investing activities:
Purchase of marketable securities	-	(190)
Proceeds from sale of marketable securities	3,900	124,340
Changes in restricted escrows	(47,416)	(25,101)
Purchase of investment properties	(651)	(20,031)
Capital expenditures and tenant improvements	(22,670)	(12,630)
Proceeds from partial sale of investment properties to unconsolidated joint venture	13,367	-
Proceeds from sale of investment properties	78,851	117,316
Investment in developments in progress	(2,705)	(14,491)
Acquired lease intangible assets	-	(6,972)
Acquired above market lease intangibles	-	(38)
Acquired below market lease intangibles	-	152
Investment in unconsolidated joint ventures	(3,307)	(2,273)
Payments received under master lease agreements	456	1,068
Payoff of notes receivable	20	50
Net cash provided by investing activities	$19,845	$161,200

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2010 and 2009

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$22,860	$29,750
Payoff of margin debt related to marketable securities	(4,706)	(86,090)
Proceeds from mortgages and notes payable	604,468	220,365
Principal payments on mortgages and notes payable	(22,651)	(2,678)
Repayments of mortgages and notes payable	(771,872)	(323,980)
Proceeds from line of credit	75,000	30,000
Payoff of line of credit	(33,758)	(68,000)
Payment of rate lock deposits	(12,290)	-
Refund of rate lock deposits	10,070	5,209
Payment of loan fees and deposits	(11,434)	(7,562)
Proceeds from issuance of common stock related to option exercises	13	-
Distributions paid, net of DRP	(35,783)	(40,548)
Distributions to redeemable noncontrolling interests	(24)	(23)
Redemption of redeemable noncontrolling interests	-	(1,048)
Contributions from noncontrolling interests	112	-
Repayment of other financings	(3,410)	(55,999)
Net cash used in financing activities	(183,405)	(300,604)
Net (decrease) increase in cash and cash equivalents	(9,888)	64,559
Cash and cash equivalents, at beginning of period	125,904	121,167
Cash and cash equivalents, at end of period	$116,016	$185,726
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$181,473	$157,588
Distributions payable	$24,248	$12,029
Distributions reinvested	$23,353	$32,376
Proceeds from sales of investment properties
Land	$20,711	$40,300
Building and other improvements, net of accumulated depreciation	53,095	150,041
Accounts and notes receivable	474	1,502
Acquired lease intangibles and other assets	3,073	16,805
Assumption of mortgage debt	-	(107,689)
Forgiveness of mortgage debt	(486)	-
Acquired below market lease intangibles and other liabilities	(73)	(5,213)
Gain on sales of investment properties	2,057	21,570
	$78,851	$117,316
Proceeds from partial sale of investment properties to unconsolidated joint venture
Land	$10,400	$-
Building and other improvements, net of accumulated depreciation	32,085	-
Accounts and notes receivable	829	-
Acquired lease intangibles and other assets	(1,246)	-
Assumption of mortgage debt	(29,327)	-
Acquired below market lease intangibles and other liabilities	(838)	-
Gain on partial sale of investment properties	1,464	-
	$13,367	$-
Redemption of redeemable noncontrolling interests:
Redeemable noncontrolling interests	$-	$14,906
Land	-	(11,468)
Restricted cash	-	(2,390)
Cash paid for redemption of redeemable noncontrolling interests	$-	$1,048

Developments in progress placed in service	$-	$35,126
Developments payable	$523	$1,533
Forgiveness of mortgage debt	$19,561	$-

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

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of September 30, 2010, the Company had issued 69,314 shares through its DRP at prices ranging from $6.85 to $10.00 per share for gross proceeds of $666,125 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During September 2010, one thousand five hundred shares were issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13.  As a result, the Company had total shares outstanding of 484,976 and had realized total net offering proceeds of $4,828,844 as of September 30, 2010.

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

Subsequent to the issuance of the consolidated financial statements for the three and nine months ended September 30, 2009, the Company identified an error in the presentation of its comprehensive loss in the consolidated statements of operations and other comprehensive loss.  Consistent with the accounting guidance for noncontrolling interests, consolidated comprehensive loss and the related amounts attributable to the Company and to noncontrolling interests should be disclosed.  As such, the Company’s consolidated statement of operations and other comprehensive loss for the three and nine months ended September 30, 2009 has been corrected to reflect such presentation.  This correction resulted in an $81 increase to total comprehensive loss from $12,498 to $12,579 for the three months ended September 30, 2009 and a $3,202 increase to total comprehensive loss from $47,832 to $51,034 for the nine months ended September 30, 2009.  In addition, comprehensive loss attributable to noncontrolling interests of $81 and $3,202 and comprehensive loss attributable to Company shareholders of $12,498 and $47,832 have been properly presented for the three and nine months ended September 30, 2009, respectively.  Although the Company believes the effects are not material to the previously issued consolidated statements of operations and other comprehensive loss, the Company has corrected the presentation of

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

these amounts for comparability purposes. This correction has no effect on the previously reported financial position, results of operations or cash flows.

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

During the nine months ended September 30, 2010, the Company obtained mortgage payable proceeds of $604,468, made mortgage payable repayments of $771,872 and received forgiveness of debt of $19,561.  The Company also entered into modifications of existing loan agreements which extended the maturities of $185,659 of mortgages payable up to December 2012.  In addition, RC Inland assumed $29,327 of mortgages payable from the Company (see Note 10 for discussion of this joint venture) on September 30, 2010.  As the Company addresses its maturing mortgages payable, it has reduced its overall debt and staggered future mortgage maturity dates so that no more than $580,000 will come due in any one year.  As of September 30, 2010, the Company had $125,756 of mortgages payable that had matured.  During the second quarter of 2010, in order to prompt discussions with the lenders, the Company ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of September 30, 2010, $29,965 of which has matured and is included in the $125,756 of total matured debt.  The non-payment of these monthly debt service payments amounts to $3,000 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and line of credit agreements.  The Company is currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements.  No assurance can be provided that these negotiations will result in favorable outcomes for the Company.  One of those lenders has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.

As of September 30, 2010, in addition to the $125,756 that had matured, the Company had $114,332 of mortgages payable, excluding principal amortization and liabilities associated with the investment properties held for sale, maturing in the remainder of 2010.  Of this amount, the Company has since refinanced $21,366.  On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $244,500 has been utilized as of September 30, 2010.  In addition to allocating the remaining proceeds of $55,500 ($20,300 as of the date of this filing), the Company is in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities.  The Company’s current business plan indicates that it will be able to operate in compliance with its loan covenants under its secured line of credit agreement (see Note 9) in 2010 and beyond as the Company extended the credit agreement to October 14, 2011.  The balance outstanding on the line of credit at September 30, 2010 was $148,242.  In light of current economic conditions, the Company may not be able to obtain loan extensions or financing on favorable terms, or at all, in order to meet principal maturity obligations of the remaining 2010 and 2011 debt maturities, which may cause an acceleration of its secured line of credit and trigger remedies available to lenders on assets securing matured mortgage debt, each of which could significantly impact future operations, liquidity and cash flows available for distribution.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company’s property ownership is summarized below:

	Wholly-owned	Consolidated Joint Venture (a)	Total Consolidated	Unconsolidated Joint Venture (b)	Total Under Management
Operating properties	236	55	291	14	305
Development properties	1	5	6	2	8

(a)	The Company has ownership interests ranging from 25% to 77% in six LLCs or LPs
(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs

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

On the consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Below is a table reflecting the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2010 and 2009:

	2010		2009
Balance at January 1,	$527		$19,317
Redeemable noncontrolling interest income (expense)	24		(3,341)
Distributions	(24)		(23)
Redemptions	-	(a)	(14,926)
Balance at September 30,	$527		$1,027

(a)	On March 30, 2010, the Company fully redeemed the interest of its partner in a consolidated operating joint venture in which the partner had no equity.

During the nine months ended September 30, 2010 and 2009, the Company paid certain joint venture partners for the redemption of their interests in certain consolidated joint ventures as summarized below:

Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount included in Other financings	Total Payment Amount
January 5, 2010	Full	$20	$3,410	$3,430
Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount included in Other financings	Total Payment Amount
January 16, 2009	Full	$-	$3,410	$3,410
April 28, 2009	Full	114	5,698	5,812
June 4, 2009	Partial	-	40,539	40,539
June 29, 2009	Full	-	6,352	6,352
Total for the nine months ended September 30, 2009		$114	$55,999	$56,113

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  The Company entered into the agreement with the Captive to stabilize its insurance costs, manage its exposures and recoup expenses through the functions of the Captive program.  The Captive was initially capitalized in 2006 with $750 in cash from the original members IREC, IARETI, a non-affiliated entity which withdrew from the Captive in October 2007, and the Company, of which the Company’s initial contribution was $188.  In August 2009, IDRETI was admitted as a member to the Captive with an initial contribution of $188, at the approval of the members.  Additional contributions were made in the form of premium payments to the Captive determined for each member based upon its respective loss experiences.  The Captive insures a portion of the members’ property and general liability losses, a majority of which is attributable to the Company.  These losses will be paid by the Captive up to and including a certain dollar limit, which varies based on the type of loss, after which the losses are covered by a third-party insurer.  It has been determined that the Captive is a VIE and, as the Company receives the most benefit of all members, the Company is the primary beneficiary.  Therefore, the Captive has been consolidated by the Company.  The Company re-affirmed its conclusion on consolidating the Captive as of September 30, 2010.  The other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The assets of the Captive are restricted to the settlement of liabilities of the Captive.  Similarly, creditors of the Captive do not have recourse to the Company.  Below is a summary of the assets and liabilities of the Captive:

	September 30, 2010	December 31, 2009
Cash and cash equivalents	$13,206	$10,000
Other assets, net	483	5,256
Accounts payable and accrued expenses	(395)	(34)
Other liabilities	(5,008)	(8,320)

On November 29, 2009, the Company formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by the Company, and therefore consolidated, will continue to be managed and operated by the Company.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of the common stock of the Company, and Robert D. Parks, who was the Chairman of the Board of the Company until October 12, 2010, and affiliates of The Inland Real Estate Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or losses of each respective entity.

(2)

Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2010.  Refer to the Company’s 2009 Form 10-K, as amended, for a summary of significant accounting policies.

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

In January 2010, the FASB issued guidance clarifying the accounting for distributions to shareholders with components of stock and cash.  Prior to this amendment, it was unclear as to whether the stock portion of a distribution should be accounted for as a new share issuance that is reflected in earnings per share (EPS) prospectively or as a stock dividend by retroactively restating shares outstanding and earnings per share for all periods presented.  The amendment clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance and is reflected in EPS prospectively and is not a stock dividend.  The guidance was effective for the Company on January 1, 2010.  The adoption of the guidance did not have any impact on the consolidated financial statements.

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

The Company sold five properties during the nine months ended September 30, 2010, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Net Sales Proceeds/(Cash Outflow)	Gain/(Loss)	Debt Extinguished
March 15, 2010	79,200	Single-user office	San Antonio, Texas	$ 10,850	$ 3,501	$ 52	$ 7,060	(a)
April 12, 2010	100,400	Medical center (b)	Cupertino, California	44,000	11,017	381	32,670	(a)
April 26, 2010	41,300	Single-user retail	Naperville, Illinois	4,775	(27)	875	4,964	(c)
May 28, 2010	48,800	Single-user retail	Hinsdale, Illinois	11,610	3,923	-	7,469	(a)
June 30, 2010	88,300	Single-user retail	Kansas City, Missouri	8,950	2	749	8,758	(a)
	358,000			$ 80,185	$ 18,416	$ 2,057	$ 60,921

(a)	The debt was repaid in conjunction with the sale.
(b)

This property qualified for held for sale accounting treatment during the fourth quarter 2009 at which time depreciation and amortization ceased since it met all of the Company's held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

(c)	Of the total amount of debt extinguished, $4,478 was repaid in conjunction with the sale and $486 was forgiven.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

In addition, as part of its overall liquidity strategy, the Company continues to enter into joint ventures such as RC Inland where the Company retains a 20% interest.  The Company sold three properties during the nine months ended September 30, 2010 to RC Inland, an unconsolidated joint venture (See Note 10) which, due to the Company’s 20% ownership in RC Inland, does not qualify for discontinued operations accounting treatment, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price (at 100%)	Net Sales Proceeds	Gain/(Loss)	Debt Extinguished (at 100%)
September 30, 2010	116,400	Multi-tenant retail	Cypress, Texas	$14,818	$3,420	$686	$9,847	(a)
September 30, 2010	87,900	Multi-tenant retail	Houston, Texas	15,738	4,339	(180)	10,159	(a)
September 30, 2010	148,100	Multi-tenant retail	Houston, Texas	16,581	5,608	958	9,321	(a)
	352,400			$47,137	$13,367	$1,464	$29,327
(a)	The debt was assumed by RC Inland in conjunction with the acquisition.

During 2009, the Company sold eight properties, of which four were sold during the nine months ended September 30, 2009, which resulted in net sales proceeds of $83,686 and gain on sales of $21,570.  No properties were sold during the three months ended September 30, 2009.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three and nine months ended September 30, 2010 and 2009 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income	$2	4,579	$2,092	18,384
Tenant recovery income	(4)	574	(123)	3,080
Other property income	2	17	21	20
Total revenues	-	5,170	1,990	21,484

Expenses:
Property operating expenses	39	28	1,265	1,832
Real estate taxes	-	434	142	1,541
Depreciation and amortization	-	1,821	367	7,846
Provision for asset impairment	-	10,800	821	10,800
Interest expense	-	1,632	1,224	6,973
Other expense (income)	-	(1)	1	(5)
Total expenses	39	14,714	3,820	28,987
Operating (loss) income from discontinued operations	$(39)	$(9,544)	$(1,830)	$(7,503)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following assets and liabilities relate to five investment properties (the remaining five properties to be acquired by RC Inland – see Note 10) which were classified as held for sale as of September 30, 2010 (see September 30, 2010 column) and one investment property which was classified as held for sale as of December 31, 2009 (see December 31, 2009 column), and are presented in the table below:

	September 30,	December 31,
	2010	2009
Assets
Land, building and other improvements	$119,668	$41,689
Accumulated depreciation	(11,346)	(112)
	108,322	41,577
Other assets	13,713	4,858
Total investment properties held for sale	$122,035	$46,435
Liabilities
Mortgages payable	$68,694	$32,670
Other liabilities	7,277	2,125
Total liabilities associated with investment
properties held for sale	$75,971	$34,795

(4)  Transactions with Related Parties

The following table summarizes the Company’s related party transactions for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months		For the Nine Months		Unpaid Amount as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
Fee Category	2010	2009	2010	2009	2010	2009
Investment advisor	$72	$-	$202	$-	$22	$20
Loan servicing	54	94	173	287	-	-
Institutional investor relationship services	-	34	-	34	-	-
Legal	112	254	269	437	85	123
Other service agreements	555	753	1,902	2,430	198	194
Office rent and related costs	243	376	707	783	116	175
Total	$1,036	$1,511	$3,253	$3,971	$421	$512

Refer to the Company’s Form 10-K for the year ended December 31, 2009, as amended, for details of the related party agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(5)

Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock		Total Available-for-Sale Securities
As of September 30, 2010:
Fair value	$11,815	$21,467		$33,282
Amortized cost basis	$28,997	$49,608		$78,605
Total other-than-temporary impairment recognized	$23,889	$41,334		$65,223
Adjusted cost basis	$5,108	$8,274		$13,382
Net gains in accumulated other comprehensive income (OCI)	$6,708	$13,192		$19,900
As of December 31, 2009:
Fair value	$9,388	$19,729		$29,117
Amortized cost basis	$25,735	$57,995		$83,730
Total other-than-temporary impairment recognized	$20,868	$46,116		$66,984
Adjusted cost basis	$4,867	$11,879		$16,746
Net gains in accumulated OCI	$4,521	$7,911		$12,432
Net losses in accumulated OCI	$-	$61	(a)	$61

(a)

This amount represents the gross unrealized losses of one preferred stock security with a fair value of $3,163 as of December 31, 2009. This security had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net unrealized OCI gain	$1,688	$18,901	$8,065	$36,249
Other-than-temporary impairment	$-	$-	$-	$24,831
Net (loss) gain on sales of securities	$(235)	$43,992	$536	$42,629

(6)  Stock Option Plan

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of September 30, 2010 and December 31, 2009, options to purchase one hundred five thousand shares of common stock have been granted, of which options to purchase one thousand five hundred shares have been exercised and none have expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk free interest rate, expected life and expected volatility rate.  Compensation expense of $11 and $4 related to these stock options was recorded during the three months ended September 30, 2010 and 2009, respectively.  Compensation expense of $33 and $13 related to these stock options was recorded during the nine months ended September 30, 2010 and 2009, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,033 and $26,577, as of September 30, 2010 and December 31, 2009, respectively.

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $483 and $487 for the three months ended September 30, 2010 and 2009, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,483 and $1,539 for the nine months ended September 30, 2010 and 2009, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that  provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Ground lease rent expense	$2,524	$2,511	$7,720	$7,563
Office rent expense	$147	$211	$563	$595

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Fixed rate mortgages payable:
Mortgage loans (a)	$3,453,221	$3,718,038
Premium, net of accumulated amortization	18,138	-
Discounts, net of accumulated amortization	(2,629)	(3,011)
	3,468,730	3,715,027
Variable rate mortgages payable:
Mortgage loans	17,418	17,503
Construction loans	86,390	96,095
	103,808	113,598

Mortgages payable	3,572,538	3,828,625
Notes payable	175,000	175,360
Margin payable	18,154	-
Mortgages and notes payable	$3,765,692	$4,003,985

(a) Includes $81,404 of variable rate debt that was swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding as of September 30, 2010, excluding liabilities associated with the investment properties held for sale, were $3,572,538 and had a weighted average interest rate of 6.08% at September 30, 2010.  Of this amount, $3,468,730 had fixed rates ranging from 3.81% to 10.11% and a weighted average fixed rate of 6.12% at September 30, 2010.  The weighted average interest rates for the fixed rate mortgages payable exclude the impact of the premium and discount amortization.  The remaining $103,808 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.47% at September 30, 2010.  Properties with a net carrying value of $5,268,158 at September 30, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $90,709 at September 30, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of September 30, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the nine months ended September 30, 2010, the Company obtained mortgage payable proceeds of $604,468, made mortgage payable repayments of $771,872 and received forgiveness of debt of $19,561.  In addition, RC Inland assumed $29,327 of mortgages payable from the Company on September 30, 2010.  As a result of accounting for a group of eight mortgage refinancings as a modification under GAAP during the second quarter of 2010, the portion of the debt forgiveness associated with one property was recorded as mortgage premium on the remaining seven mortgages payable and is being amortized over the remaining term of those loans using the effective interest method.  The new mortgages payable that the Company entered into during the nine months ended September 30, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2010 ranged from 1.65% to 6.75%.  The Company also entered into modifications of existing loan agreements which extended the maturities of $185,659 of mortgages payable up to December 2012.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2010, the Company has guaranteed $56,872 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of September 30, 2010, the Company had $125,756 of mortgages payable that had matured.  During the second quarter of 2010, in order to prompt discussions with the lenders, the Company ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of September 30, 2010, $29,965 of which has matured and is included in the $125,756 of total matured debt.  The non-payment of these monthly debt service payments amounts to $3,000 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and line of credit agreements.  The Company is currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements. No assurance can be provided that these negotiations will result in favorable outcomes for the Company.  One of those lenders has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.

As of September 30, 2010, in addition to the $125,756 that had matured, the Company had $114,332 of mortgages payable, excluding principal amortization and liabilities associated with the investment properties held for sale, maturing in the remainder of 2010.  Of this amount, the Company has since refinanced $21,366.  On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $244,500 has been utilized as of September 30, 2010.  In addition to allocating the remaining proceeds of $55,500 ($20,300 as of the date of this filing), the Company is in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities.

As of September 30, 2010, management believes the Company was in compliance with all financial covenants related to the outstanding mortgages payable.

Notes Payable

Notes payable outstanding as of September 30, 2010 and December 31, 2009 were $175,000 and $175,360, respectively.  Of these amounts, $50,000 represents a note payable to an unconsolidated joint venture.  The note bears interest at 4.80% and is to be repaid on the earlier to occur of (i) an event of default, as defined, or (ii) upon termination of the unconsolidated joint venture’s operating agreement.  The Company has the right to prepay the note without penalty.  During the year ended December 31, 2009, the Company obtained notes payable proceeds of $125,000 from a third party lender related to the debt refinancing transaction for IW JV as discussed in Note 1.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table summarizes the IW JV notes payable as of September 30, 2010 and December 31, 2009:

	Balance at
	September 30, 2010	December 31, 2009	Interest Rates	Maturity Dates	Secured By

Senior Mezzanine Note	$85,000	$85,000	12.24%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
Junior Mezzanine Note	40,000	40,000	14.00%	12/01/2019	100% of the Company's equity interest in the entity owning the IW JV investment properties
	$125,000	$125,000

The remaining $360 as of December 31, 2009, is related to a $600 note, net of amortization, with a third party that bore interest at a rate of 2.00%, which matured and was repaid on September 29, 2010.  The weighted average fixed interest rate on the notes payable was 10.51% at September 30, 2010.

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

During 2008, the Company executed two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The derivatives are used to hedge the variable cash flows associated with existing variable-rate debt.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  Due to the Company’s decision in June 2010 to voluntarily prepay a portion of its hedged debt, the Company’s variable-rate debt fell below the notional value on the interest rate swap hedging the aforementioned debt, causing the Company to be temporarily overhedged but the interest rate swap continues to qualify as an effective hedge.  On June 30, 2010, the Company unwound the portion of the swap notional that corresponded with the prepayment.  During the three and nine months ended September 30, 2010, the Company recorded hedge ineffectiveness of $1 gain and $41 (loss), respectively.  During the three and nine months ended September 30, 2009, the Company recorded no hedge ineffectiveness.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next twelve months, the Company

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

estimates that an additional $2,308 will be reclassified as an increase to interest expense.  During the three and nine months ended September 30, 2010, the Company accelerated none and $117 (loss), respectively, from other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.  There were no such accelerations during the three and nine months ended September 30, 2009.

As of September 30, 2010 and December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$81,404

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2010 and December 31, 2009.

	Liability Derivatives
	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,583	Other liabilities	$3,819

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2010	$(332)	$(1,225)	Interest Expense	$(776)	$(2,472)	Other Expense	$1	$(158)
2009	$(789)	$(1,097)	Interest Expense	$(797)	$(2,300)	Other Expense	$-	$-

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes the credit risk by transacting with major creditworthy financial institutions.  As part of the Company’s on-going control procedures, it monitors the credit ratings of counterparties and the exposure to any single entity, which minimizes credit risk concentration.  The Company believes the likelihood of realized losses from counterparty non-performance is remote.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.

The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all its assets to another entity and the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

creditworthiness of the resulting, surviving, or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.

As of September 30, 2010, the fair value of derivatives in a liability position includes accrued interest of $256 but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $2,914.  As of September 30, 2010, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at September 30, 2010, it could have been required to settle its obligations under the agreements at their termination value of $2,914.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of September 30, 2010 and December 31, 2009, the Company had recorded a payable of $18,154 and none, respectively, for securities purchased on margin.  This debt bears a variable interest rate of LIBOR plus 35 basis points.  At September 30, 2010, this rate was equal to 0.61%.  Interest expense on this debt in the amount of $32 and $58 is recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the three months ended September 30, 2010 and 2009, respectively.  Interest expense recognized on this debt totaled $76 and $252 for the nine months ended September 30, 2010 and 2009, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three and nine months ended September 30, 2010, the Company borrowed an additional none and $22,860, respectively, on its margin account and paid down $1,385 and $4,706, respectively.

Debt Maturities

The following table shows the mortgages payable, notes payable, margin payable and line of credit maturities during the next five years and thereafter:

		2010	2011	2012	2013	2014	Thereafter
Maturing debt (a) :
	Fixed rate debt:
	Mortgages payable (b)	$243,846	$559,663	$420,146	$313,544	$213,232	$1,702,790
	Notes payable	50,000	-	-	-	-	125,000
	Total fixed rate debt	293,846	559,663	420,146	313,544	213,232	1,827,790

	Variable rate debt:
	Mortgages payable	30	15,822	87,956	-	-	-
	Line of credit	-	148,242	-	-	-	-
	Margin payable	18,154	-	-	-	-	-
	Total variable rate debt	18,184	164,064	87,956	-	-	-
	Total maturing debt	$312,030	$723,727	$508,102	$313,544	$213,232	$1,827,790

Weighted average interest
	rate on debt:
	Fixed rate debt	7.07%	5.01%	5.45%	5.13%	7.24%	6.93%
	Variable rate debt	0.62%	5.43%	3.99%	-	-	-
	Total	6.69%	5.10%	5.19%	5.13%	7.24%	6.93%

(a)

The debt maturity table does not include liabilities associated with the investment properties held for sale or any premiums or discounts of which $18,138 and $(2,629), net of accumulated amortization, respectively, is outstanding as of September 30, 2010.

(b)	Includes $81,404 of variable rate debt that was swapped to a fixed rate.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The maturity table excludes other financings and the co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $125,756 of mortgages payable that had matured as of September 30, 2010 in the 2010 column.  See the mortgages payable section above for additional information on how the Company is addressing its 2010 mortgages payable maturities.

(9)  Line of Credit

The Company has a secured credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to the collateral pool requirement described below.  Based on the appraised value of the collateral pool, the Company’s ability to borrow was limited to $153,051 as of September 30, 2010.  The credit agreement had an original maturity date of October 14, 2010 which was extended to October 14, 2011.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of September 30, 2010:

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

As of September 30, 2010, management believes the Company was in compliance with all of the financial covenants under the credit agreement.  The outstanding balance on the line of credit at September 30, 2010 and December 31, 2009 was $148,242 and $107,000, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

			Ownership Interest		Balance as of
		Date of	September	December	September	December
Property	Location	Investment	30, 2010	31, 2009	30, 2010	31, 2009
MS Inland	Various	04/27/2007	20.00%	20.00%	$76,606	$77,059
Hampton Retail Colorado	Denver, CO	08/31/2007	96.30%	96.30%	3,607	1,898
RC Inland	Various	09/30/2010	20.00%	-	3,263	-
					$83,476	$78,957

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

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland was $451 and $457, for the three months ended September 30, 2010 and 2009, respectively.  The Company’s share of profits in MS Inland were $1,085 and $1,319, for the nine months ended September 30, 2010 and 2009, respectively.  The Company received net cash distributions from MS Inland totaling $3,703 and $3,609, for the nine months ended September 30, 2010 and 2009, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 of amortization related to this difference for each of the three months ended September 30, 2010 and 2009.  The Company recorded $242 and $245 of amortization related to this difference for the nine months ended September 30, 2010 and 2009, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current fair value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $259 and $317 during the three months ended September, 2010 and 2009, respectively.  The Company earned fees of $863 and $916 during the nine months ended September, 2010 and 2009, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton, at September 30, 2010 and December 31, 2009, are based upon the maximum capital contribution obligations under the terms of the joint venture.  The Company’s share of net income (loss) in Hampton was $398 and $(1,156) for the three months ended September 30, 2010 and 2009, respectively, and is included in “Equity in income (loss) of unconsolidated joint ventures” in the consolidated statements of operations and other comprehensive loss.  The Company’s share of net income (loss) in Hampton was $357 and $(6,795) for the nine months ended September 30, 2010 and 2009, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

As of September 30, 2010, there were six properties remaining in the Hampton joint venture, all of which are included in Hampton Owned.  The remaining properties have been disposed of primarily through sales and assignment.  During the nine months ended September 30, 2010, Hampton Owned completed the sale of three single-user retail properties, aggregating 126,700 square feet for a combined sales price of $1,885.  The aggregated sales resulted in the repayment of debt of $1,626, forgiveness of debt of $1,644, and total gains on sale of $210.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture (RC Inland) with RioCan Real Estate Investment Trust (RioCan), a real estate investment trust (REIT) based in Canada. The initial RC Inland investment includes up to eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the agreements, RioCan will contribute cash for an 80% interest in the venture and the Company will contribute a 20% interest in the properties. RC Inland will acquire an 80% interest in the properties from the Company in exchange for cash, each of which will be accounted for as a partial sale of real estate. Each property closing will occur individually over time based on timing of lender consent or refinance of the related mortgages payable. The Company will earn property management, asset management and other customary fees on the joint venture. Certain of the properties contain earnout provisions which, if met, would result in additional sales proceeds to the Company.  On September 30, 2010, three of the initial eight properties were acquired by the joint venture, which resulted in a gain on partial sale of investment properties of $1,464.  As discussed in Note 3, the remaining five properties meet the held for sale criteria as of September 30, 2010.  These transactions do not qualify as discontinued operations in the Company’s consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership in RC Inland.

The difference between the Company’s investment in RC Inland and the amount of the underlying equity in net assets of RC Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of RC Inland’s property assets.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of September 30, 2010 and December 31, 2009.

(11)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of September 30, 2010 and December 31, 2009, options to purchase 104 and 105 shares of common stock, respectively, at the weighted average exercise price of $9.31 and $9.30 per share, respectively, were outstanding.  The Company is in a net loss position for the nine months ended September 30, 2010 and 2009; therefore, the options to purchase shares are not considered in diluted loss per share since their effect is anti-dilutive.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
Numerator:
(Loss) income from continuing operations	$(25,167)		$22,048		$(92,003)		$(84,755)
(Income) loss from continuing operations attributable to
noncontrolling interests	(321)		81		(656)		3,202
(Loss) income from continuing operations attributable to
Company shareholders	(25,488)		22,129		(92,659)		(81,553)
(Loss) income from discontinued operations attributable to
Company shareholders	(39)		(9,544)		227		14,067
Net (loss) income attributable to Company shareholders	$(25,527)		$12,585		$(92,432)		$(67,486)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	484,865		481,049		483,619		479,854
Effect of dilutive securities:
Stock options	-	(a)	-	(a)	-	(a)	-	(a)
Denominator for loss per common share-diluted:
Weighted average number of common and common
equivalent shares outstanding	484,865		481,049		483,619		479,854

(a)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 104 and 70 shares as of September 30, 2010 and 2009, respectively. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the nine months ended September 30, 2010, the Company recorded asset impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Richmond, Virginia	Single-user retail property	June 30, 2010	383,000	$7,806
Sugarland, Texas (a)	Multi-tenant retail property	June 30, 2010	61,000	1,576
University Heights, Ohio	Multi-tenant retail property	June 30, 2010	287,000	6,281
Coppell, Texas (a)	Multi-tenant retail property	September 30, 2010	91,000	1,851
Southlake, Texas (a)	Multi-tenant retail property	September 30, 2010	96,000	1,322
				18,836
Discontinued Operations:
Hinsdale, Illinois	Single-user retail property	May 28, 2010	49,000	821
	Nine months ended September 30, 2010			$19,657
	Estimated fair value of impaired properties			$68,351

(a) Property acquired by RC Inland subsequent to September 30, 2010. Impairment based on estimated net realizable value inclusive of projected contingent earnout proceeds.

During the nine months ended September 30, 2009, the Company recorded asset impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Asset Impairment
Mesa, Arizona	Multi-tenant retail property	March 31, 2009	195,000	$20,400
Largo, Maryland	Multi-tenant retail property	June 30, 2009	482,000	13,100
Hanford, California	Single-user retail property	June 30, 2009	78,000	3,800
Thousand Oaks, California	Multi-tenant retail property	September 30, 2009	63,000	2,700
Vacaville, California	Single-user retail property	September 30, 2009	78,000	4,000
				44,000
Discontinued Operations:
Mountain Brook, Alabama	Single-user retail property	September 30, 2009	44,000	1,100
Cupertino, California	Single-user office property	September 30, 2009	100,000	8,400
Kansas City, Missouri	Single-user retail property	September 30, 2009	88,000	500
Wilmington, North Carolina	Single-user retail property	September 30, 2009	57,000	800
				10,800
	Nine months ended September 30, 2009			$54,800
	Estimated fair value of impaired properties			$180,135

Certain investment properties impaired during the nine months ended September 30, 2010 were also impaired in previous periods and the current carrying value is below the amount of mortgages payable secured by each of those properties.  In aggregate, the difference between the current carrying value and the amount of mortgages payable, including accrued interest, was $44,817 as of September 30, 2010.  As discussed in Note 1, the Company has ceased making monthly debt service payments on two mortgage loans related to such investment properties and is currently in active negotiations with lenders to determine an appropriate course of action under the non-recourse loan agreements.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(13)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2010 and December 31, 2009.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$33,282	$33,282	$29,117	$29,117
Notes receivable	8,310	8,244	8,330	8,287
Financial liabilities:
Mortgages and notes payable	$3,765,692	$3,769,762	$4,003,985	$3,822,695
Line of credit	148,242	148,242	107,000	107,000
Other financings	8,477	8,477	11,887	11,887
Co-venture obligation	50,972	55,000	50,139	55,000
Interest rate swaps	2,583	2,583	3,819	3,819

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and interest rate swaps, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of September 30, 2010 and December 31, 2009 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

•

Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $972 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2010 and December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of September 30, 2010 and December 31, 2009:

		Level 1	Level 2	Level 3	Total
September 30, 2010
Investment in marketable securities		$33,282	$-	$-	$33,282
Interest rate swaps	$		$2,583	$-	$2,583

December 31, 2009
Investment in marketable securities		$29,117	$-	$-	$29,117
Interest rate swaps		$-	$3,819	$-	$3,819

During the nine months ended September 30, 2010, the Company recorded asset impairment charges of $19,657 related to two of its consolidated operating properties, three consolidated operating properties to be contributed to RC Inland

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

subsequent to September 30, 2010 and one property that was sold.  The combined estimated fair value of these properties was $68,351.  During the three months ended September 30, 2010, the Company recorded asset impairment charges of $3,173 related to two of its consolidated operating properties to be contributed to RC Inland subsequent to September 30, 2010.  During the nine months ended September 30, 2009, the Company recorded an asset impairment charge of $54,800 related to nine of its consolidated operating properties with a combined fair value of $180,135.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the estimated contract price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy, except for when the estimated contract price is used, which results in Level 2 classification.

(14)  Commitments and Contingencies

The Company has acquired several properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of September 30, 2010, based on pro-forma leasing rates, the Company may pay as much as $1,400 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

The Company has previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.   In conjunction with the two remaining agreements, the Company has committed to fund up to a total of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at September 30, 2010 and December 31, 2009 was $8,310 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  The Company is not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.   In May 2010, the Company entered into an agreement related to the secured installment note that extended the maturity date from May 31, 2010 to February 29, 2012.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2010, the Company has guaranteed $148,242 and $28,349 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of September 30, 2010, the Company also guaranteed $28,523 representing a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Joint Venture	Construction Loan Balance at September 30, 2010	Percentage/Amount Guaranteed by the Company	Guarantee Amount

Frisco, Texas	Parkway Towne Crossing	$20,695	35%	$7,244
Dallas, Texas	Wheatland Towne Crossing	5,548	50%	2,774
Henderson, Nevada	Lake Mead Crossing	48,990	15%	7,348
Henderson, Nevada	Green Valley Crossing	11,157	$ 11,157	11,157
				$28,523

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

As of September 30, 2010, the Company had two letters of credit outstanding for the benefit of the Captive (See Note 1).  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at September 30, 2010 was $4,400.

On January 8, 2010, the Company entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, the Company also entered into a rate lock agreement to lock the interest rate at 6.39%.  The Company made deposits of $8,500 related to both of these agreements.  Subsequent to entering into these agreements, the Company made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to December 31, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to November 30, 2010.  As of September 30, 2010, the Company had used $244,500 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $9,885.  The Company is in the process of allocating the remaining commitments of $55,500 ($20,300 as of the date of this filing) and, if successful, will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment deposits and rate lock deposits outstanding as of September 30, 2010 was $2,682.

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

On July 14, 2010, the lawsuit was settled by the Company and the other defendants (the “Settlement”).  On November 8, 2010, the Court granted final approval of the Settlement.  Pursuant to the terms of the Settlement, 9,000 shares of common stock of the Company will be transferred back to the Company from shares of common stock issued to the owners (the “Owners”) of certain entities that were acquired by the Company in its internalization transaction.  This share transfer will be accounted for as a capital transaction when it occurs.  Pursuant to the Settlement, the Company will pay the fees and expenses of counsel for class plaintiffs in the amount of $10,000, as awarded by the Court on November 8, 2010.  The Company expects that it will be reimbursed by its insurance carrier for a portion of such fees and expenses.  The Company has accrued $10,000 related to the Settlement.  The Owners (who include Daniel L. Goodwin (“Goodwin”), who beneficially owned more than 5% of the stock of the Company as of December 31, 2009, and certain directors and executive officers of the Company) also agreed to provide a limited indemnification to certain defendants who are directors and an officer of the Company if any class members opted out of the Settlement and brought claims against them.  Seven class members have opted out of the Settlement; to the Company’s knowledge, none of these seven class members have filed claims against the Company or its directors and officers.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(16)  Subsequent Events

During the period from October 1, 2010 through the date of this 10-Q filing, the Company:

•

closed on partial sales of four additional properties to RC Inland, consisting of approximately 515,000 square feet, with sales prices totaling $56,441, which resulted in net losses of $3,670, net proceeds of $19,410 and in RC Inland assuming $31,688 of mortgage debt;

•

sold 328 shares of two different securities for net proceeds of $4,729 (resulting in estimated realized net gains of $3,481), which were used to pay down margin debt;

•

paid down $8,895 on the line of credit using proceeds from one property acquired by RC Inland;

•

extended the rate lock agreement from October 31, 2010 to November 30, 2010 and the loan commitment agreement from October 29, 2010 to December 31, 2010, and

•

obtained mortgage payable proceeds of $35,200 and made mortgage payable repayments of $46,351.  The new mortgages payable have interest rates of 6.39% and mature in five years.  The stated interest rates of the loans repaid ranged from 4.79% to 5.13%

On October 12, 2010, under the Company’s Independent Director Stock Option Plan, each non-employee, non-related party, director was granted options to purchase an additional five thousand shares of common stock.

Robert D. Parks, Chairman of the Company, did not stand for re-election at the Annual Meeting of Shareholders held on October 12, 2010.  Gerald M. Gorski, a Director of the Company since July 1, 2003, was elected to the position of Chairman at the board of directors meeting held immediately following the Shareholders’ meeting on October 12, 2010.

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

We disclaim any intention or obligation to update or revise any forward-looking statement whether as a result of new information, future events or otherwise.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of September 30, 2010.  The following discussion and analysis compares the three months ended September 30, 2010 to the three months ended September 30, 2009 and the nine months ended September 30, 2010 to the nine months ended September 30, 2009, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a self-managed real estate investment trust (REIT) that acquires, manages, and develops a diversified portfolio of real estate, primarily multi-tenant shopping centers.  As of September 30, 2010, our portfolio consisted of 291 consolidated operating properties, of which 236 were properties wholly-owned by us, including five properties classified as held for sale on the accompanying consolidated balance sheets (the wholly-owned properties) and 55 were properties in one joint venture (the consolidated joint venture operating properties); and 14 other operating properties in three joint ventures that we do not consolidate.  We have also invested in six consolidated development properties, one property wholly-owned by us and five properties in five joint ventures; and two other development properties in one joint venture referred to above that we do not consolidate.

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

The properties in our portfolio are located in 38 states.  As of September 30, 2010, our wholly-owned and consolidated joint venture operating properties consisted of 180 multi-tenant shopping centers and 111 free-standing, single-user properties of which 98 are net lease properties.  The wholly-owned and consolidated operating property portfolio contains an aggregate of approximately 43,821,000 square feet of gross leasable area (GLA), and we have an aggregate of approximately 46,480,000 square feet of GLA under management.  At September 30, 2010, the aggregate leased rate of our wholly-owned and consolidated portfolio was 90.6%, including 1.7% related to temporary short-term leases, as compared to the aggregate leased rate at September 30, 2009 of 89.4%, including 1.8% related to temporary short-term leases.  Leased rate includes all signed leases, including those where the tenant has yet to occupy the space or commence paying rent.  Our anchor tenants include nationally and regionally recognized grocers, discount retailers and other tenants who provide basic household goods and services.  Of our total annualized base rental income as of September 30, 2010, approximately 65% is generated by anchor or credit tenants, including PetSmart, Bed Bath & Beyond, Ross Dress for

Less, Wal-Mart, Home Depot, Kohl’s, Best Buy and several others.  The term “credit tenant” is subjective and we apply the term to tenants whom we believe have a substantial net worth.

During the nine months ended September 30, 2010, we invested approximately $501 for the funding of one earnout at one existing property, containing a GLA of approximately 5,000 square feet.  We also contributed $10,488 and $3,307 for real estate development on our consolidated and unconsolidated joint ventures, respectively.  We received $23,353 in investor proceeds through our distribution reinvestment program (DRP), $78,851 in proceeds from the sale of five operating properties, $13,367 in proceeds from the partial sale of investment properties to an unconsolidated joint venture and obtained $604,468 in proceeds from mortgages and notes payable, all of which were used primarily to repay mortgages and notes payable of $771,872.

As part of our ongoing business plan, we monitor the potential credit issues of our tenants, analyzing the possible impact any change would have on our consolidated financial statements and liquidity.  We look to enhance the portfolio through our lease-up efforts and maintain strong relationships with national credit tenants.  This proactive focus on the financial health of our tenants was a critical element of our strategy during the economic downturn and will continue to be at the forefront over the course of the recovery.  We evaluate our real estate for recoverability of our current carrying value, as well as the collectability of the related outstanding accounts receivable, including any tenant related deferred charges, which may include straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities (Tenant Related Deferred Charges).  We routinely evaluate our exposure relating to tenants in financial distress. Where appropriate, we have either written off the unamortized balance or accelerated depreciation and amortization expense associated with the Tenant Related Deferred Charges for such tenants.

We believe retailers with strong balance sheets, low debt and experienced management teams will continue to capitalize on the current conditions to increase their market share and upgrade existing locations.  The weak performers may continue to close their doors as a result of the challenging economic times.  We have experienced stress in our portfolio in the form of tenant evictions, collection issues and requests for rent relief, but the level has been stabilizing.  We continue to be pleased with our success in re-leasing our vacant spaces, and continue to see re-leasing opportunities to upgrade our tenant profile.  We have interest from some of the strongest retailers for expansion in our centers.  We believe that our well-located, high-demographic and newer properties will continue to be viewed by these retailers as prime locations for expansion.

Leasing

We are encouraged by the solid leasing activity we have achieved during the first nine months of 2010.  We remain focused on strengthening our portfolio, and believe that our leased rate will continue to move back towards historical levels over time.  More importantly, our consistently high quality property revenue stream is primarily derived from long-term leases with credit retail tenants and we have little reliance on percentage rents generated by tenant sales performance.  The dramatic reduction in retail development throughout the downturn in the economy has created a limited supply of new retail space as we move forward in the recovery.  We believe that the quality of our shopping center portfolio is strong, as it is generally comprised of newer, well-located assets in areas of high demographics and solid consumer traffic.  As national credit tenants revive expansion plans, we believe that our tenured relationships with these tenants, along with the quality of our assets puts us in an advantageous position to maintain our leasing velocity.  As we continue to sign a record number of new leases, rental rates have generally been below the previous rates; however such rental spreads are stabilizing.  In the current retail environment, we have seen an increase in capital investment, in the form of tenant improvements and leasing commissions, required from landlords when significant new leases are signed.  We remain focused on renewals in an effort to retain our current high quality tenants.  Tenant rotation is inevitable; however shopping centers that are well-located and actively managed perform well.  We are very conscious of the risks posed by the economy, but we believe that the position of our portfolio and the general diversity and credit quality of our tenant base should enable us to continue to successfully navigate through the slow moving recovery.

Due in large part to the downturn in the economy and resulting retailer bankruptcies, we had approximately 4,058,000 square feet of retail space become available due to large tenant vacancies.  As of September 30, 2010, approximately 1,698,000 square feet of this space has been re-leased, with an additional 1,200,000 square feet of this space with active letters of intent or that are in various stages of lease negotiations, for a total of approximately 71% of the space being addressed.  We anticipate the economic impact of the executed leases will be realized as rents commence during the last quarter of 2010 and into 2011.  These executed leases represent approximately 4% of total portfolio GLA, and $15,125 in annualized base rental income.  In addition, we are focused on retaining our strong tenants, as renewals are the most cost-efficient means of maintaining and increasing occupancy and rental revenues.  In the first nine months of 2010, we signed nearly 430 new and renewal leases for a total of approximately 2,849,000 square feet.  Given the success we have had re-leasing vacant retail space, we have also been able to focus on anticipating vacancies and proactively re-leasing space before it may become available.

Asset Dispositions

As part of our asset management strategy, we market non-core assets for sale.  This also became an integral factor in our deleveraging and recapitalization efforts.  We evaluate all potential sale opportunities taking into account the long-term growth prospects of assets being sold, the use of proceeds and the impact on our balance sheet including financial covenants, in addition to the impact on operating results.  The following table highlights the results of our asset disposition strategy through September 30, 2010:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2010 Dispositions (through September 30, 2010)	5	358,000	$80,185	$60,921	$18,416
2009 Dispositions	8	1,579,000	338,057	208,552	123,944

Operating Joint Ventures

We are focused on minimizing dilution to our shareholders; however, we may seek to obtain additional capital through the strategic formation of joint ventures in a manner consistent with our intention to operate with a conservative debt capitalization policy.

Effective April 27, 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement we are to contribute 20% of the equity and our joint venture partner is to contribute 80% of the equity, up to a total of $500,000.  As of September 30, 2010, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000.

On November 29, 2009, we formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the owner entities into the this entity.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by us, and therefore consolidated, will continue to be managed and operated by us.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who controls more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our board of directors until October 12, 2010, and affiliates of The Inland Real Estate Group, Inc.

On May 20, 2010, we entered into definitive agreements to form a joint venture (RC Inland) with RioCan Real Estate Investment Trust (RioCan), a real estate investment trust (REIT) based in Canada. The initial RC Inland investment includes up to eight grocery and necessity-based-anchored shopping centers located in Texas. Under the terms of the agreements, RioCan will contribute cash for an 80% interest in the venture and we will contribute a 20% interest in the properties. RC Inland will acquire an 80% interest in the properties from us in exchange for cash, each of which will be accounted for as a partial sale of real estate. Each property closing will occur individually over time based on timing of lender consent or refinance of the related mortgages payable. We will earn property management, asset management and other customary fees on the joint venture. Certain of the properties contain earn-out provisions which, if met, would result in additional sales proceeds to us.  On September 30, 2010, three of the initial eight properties were acquired by the joint venture.  As discussed in Note 3 to the Consolidated Financial Statements, the remaining five properties meet the held for sale criteria as of September 30, 2010.  These transactions do not qualify as discontinued operations in the consolidated statements of operations and other comprehensive loss as a result of our 20% ownership in RC Inland.

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

Our consolidated joint ventures have the following projects under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at September 30, 2010	Construction Loan Balance at September 30, 2010
Frisco, Texas	Parkway Towne Crossing	75.0%	$8,717	$20,695
Dallas, Texas	Wheatland Towne Crossing	75.0%	8,575	5,548
Henderson, Nevada	Lake Mead Crossing	25.0%	35,401	48,990
Henderson, Nevada	Green Valley Crossing	50.0%	11,021	11,157
Billings, Montana	South Billings Center	35.5%	4,956	-
			$68,670	$86,390

On December 1, 2009, we were notified by the lender for Green Valley Crossing that they had ceased funding and made a demand for payment.  On January 15, 2010, the joint venture filed suit against the lender (as well as the financial institution that acquired it) seeking, among other things, a declaratory judgment that the lender acted improperly.  On September 28, 2010, a settlement agreement was reached and we entered into a modification and extension agreement on the construction loan.  As a result of this modification, the maturity date of the loan was extended to December 2012.  The remaining development of the project will be funded by equity contributions.

Our unconsolidated development joint venture has the following project under development:

Location	Description	Our Ownership Percentage	Our Equity Investment at September 30, 2010	Construction Loan Balance at September 30, 2010
Denver, Colorado	Hampton Retail Colorado	96.3%	$22,664	$20,398

Critical Accounting Policies and Estimates

Our 2009 Annual Report on Form 10-K, as amended, contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, assets held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts.  For the nine months ended September 30, 2010, there were no significant changes to these policies.

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

Previously, we presented operating information for our same store portfolio separately from our other investment properties.  As of January 1, 2010, all of our properties are considered same store since we owned them for the nine months ended September 30, 2010 and 2009.  As a result, we have chosen to present operating information in the following table on a consolidated basis.

Comparison of the three months ended September 30, 2010 and 2009

	Three Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
Revenues:
Rental income	$125,876	$126,327	$(451)	(0.4)
Tenant recovery income	30,240	31,877	(1,637)	(5.1)
Other property income	3,684	3,361	323	9.6
Expenses:
Property operating expenses	(23,989)	(28,894)	(4,905)	(17.0)
Real estate taxes	(23,835)	(23,547)	288	1.2
Total net operating income	111,976	109,124	2,852	2.6
Other income (expense):
Straight-line rental income	3,471	1,757	1,714
Amortization of acquired above and below market lease intangibles	479	590	(111)
Insurance captive income	847	534	313
Dividend income	670	1,689	(1,019)
Interest income	188	174	14
Gain on contribution of investment properties	1,464	-	1,464
Gain on interest rate locks	-	3,989	(3,989)
Equity in income (loss) of unconsolidated joint ventures	875	(629)	(1,504)
Straight-line ground rent expense	(996)	(992)	4
Straight-line bad debt expense	(190)	(529)	(339)
Depreciation and amortization	(61,889)	(62,401)	(512)
Provision for impairment of investment properties	(3,173)	(6,700)	(3,527)
Loss on lease terminations	(4,465)	(2,301)	2,164
Insurance captive expenses	(911)	(960)	(49)
General and administrative expenses	(4,169)	(4,691)	(522)
Interest expense	(67,090)	(60,121)	6,969
Co-venture obligation expense	(1,791)	-	1,791
Recognized (loss) gain on marketable securities, net	(235)	43,992	(44,227)
Impairment of note receivable	-	(413)	(413)
Other expense	(228)	(64)	164
(Loss) income from continuing operations	(25,167)	22,048	(47,215)	(214.1)
Discontinued operations:
Operating loss	(39)	(9,544)	(9,505)
Loss from discontinued operations	(39)	(9,544)	(9,505)	(99.6)
Net (loss) income	(25,206)	12,504	(37,710)	(301.6)
Net (income) loss attributable to noncontrolling interests	(321)	81	(402)	(496.3)
Net (loss) income attributable to Company shareholders	$(25,527)	$12,585	$(38,112)	(302.8)

Net operating income increased by $2,852, or 2.6%.  Total rental income, tenant recovery and other property income decreased by $1,765, or 1.1%, and total property operating expenses (inclusive of real estate taxes) decreased by $4,617, or 8.8%, for the three months ended September 30, 2010, as compared to September 30, 2009.

Rental income.  Rental income decreased $451, or 0.4%, from $126,327 to $125,876.  The decrease is primarily due to:

•

a decrease of $944, composed of $4,991 as a result of expirations or early termination of certain tenant leases, partially offset by $4,047 from new tenant leases replacing former tenants; partially offset by

•

an increase of $229 in rental income due to a decline in rent reductions.

Tenant recovery income.  Tenant recovery income decreased $1,637, or 5.1%, from $31,877 to $30,240.  The decrease is primarily due to a decrease in recoverable property operating expenses described below.

Other property income.  Other property income increased $323, or 9.6%, primarily due to a slight increase in termination fee income.

Property operating expenses. Property operating expenses decreased $4,905, or 17.0%, from $28,894 to $23,989.  The decrease is primarily due to:

•

a decrease in bad debt expense of $2,705 and

•

a decrease in overall non-recoverable and recoverable property operating expenses of $825 and $1,381, respectively, due primarily to cost reduction efforts.

Real estate taxes.  Real estate taxes increased $288 or 1.2%, from $23,547 to $23,835.  This increase is primarily due to:

•

a net increase of $288 from 2009 real estate tax expense primarily due to normal changes in assessed values and tax rates;

•

an increase in tax consulting fees of $286 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties, and

•

an increase of $154 in prior year estimates adjusted during the three months ended September 30, 2010, based on actual real estate taxes paid; partially offset by

•

an increase of $419 in real estate tax refunds received during the three months ended September 30, 2010, for prior year tax assessment adjustments.

Other income (expense). Other income (expense) changed from net expense of $87,076 to net expense of $137,143.  The increase in net expense of $50,067, or 57.5%, is primarily due to:

•

a $44,227 decrease in recognized gain on marketable securities due to a significant liquidation of the marketable securities portfolio in 2009 and

•

a $6,969 increase in interest expense primarily due to:

-

higher interest rates on refinanced debt resulting in an increase of $4,546, partially offset by a decrease in loan fee amortization interest expense of $620;

-

an increase of $4,091 related to the senior and junior mezzanine notes of IW JV;

-

prepayment penalties and other costs associated with refinancings of $110, partially offset by

-

a decrease in interest on our line of credit of $632 due primarily to a decrease in the amount outstanding on the line of credit;

-

a decrease in margin payable interest of $26 due to a decrease in the margin payable balance, partially offset by

•

a $3,527 decrease in provision of investment properties.  Based on the results of our evaluations for impairment (see Notes 12 and 13 to the consolidated financial statements), we recognized impairment charges of $3,173 and $6,700 for the three months ended September 30, 2010 and 2009, respectively.  Although 38 of our properties had impairment indicators at September 30, 2010, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 53%.  Accordingly, no additional impairment provisions were warranted for these properties.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during 2009 and five properties that were sold during the nine months ended September 30, 2010.  We closed on the sale of eight properties during the year ended December 31, 2009 aggregating 1,579,000 square feet, for a combined sales price of $338,057.  The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383.  The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

We did not sell any properties during the three months ended September 30, 2010 that qualified for discounted operations accounting treatment.

Comparison of the nine months ended September 2010 and 2009.

	Nine Months Ended September 30,		Increase	%
	2010	2009	(Decrease)	Change
Revenues:
Rental income	$376,933	$384,062	$(7,129)	(1.9)
Tenant recovery income	91,055	94,054	(2,999)	(3.2)
Other property income	11,274	15,547	(4,273)	(27.5)
Expenses:
Property operating expenses	(76,988)	(86,366)	(9,378)	(10.9)
Real estate taxes	(69,498)	(71,090)	(1,592)	(2.2)
Total net operating income	332,776	336,207	(3,431)	(1.0)
Other income (expense):
Straight-line rental income	8,750	6,025	2,725
Amortization of acquired above and below market lease intangibles	1,523	1,786	(263)
Insurance captive income	2,253	1,671	582
Dividend income	3,034	9,476	(6,442)
Interest income	548	1,318	(770)
Gain on contribution of investment properties	1,464	-	1,464
Gain on interest rate locks	-	3,989	(3,989)
Equity in income (loss) of unconsolidated joint ventures	1,609	(5,262)	(6,871)
Straight-line ground rent expense	(3,121)	(2,996)	125
Straight-line bad debt expense	(554)	(2,894)	(2,340)
Depreciation and amortization	(185,845)	(187,565)	(1,720)
Provision for impairment of investment properties	(18,836)	(44,000)	(25,164)
Loss on lease terminations	(8,869)	(11,556)	(2,687)
Insurance captive expenses	(3,034)	(2,648)	386
General and administrative expenses	(13,412)	(14,146)	(734)
Interest expense	(199,932)	(170,752)	29,180
Co-venture obligation expense	(5,375)	-	5,375
Recognized gain on marketable securities, net	536	17,798	(17,262)
Impairment of note receivable	-	(17,322)	(17,322)
Other expense	(5,518)	(3,884)	1,634
Loss from continuing operations	(92,003)	(84,755)	7,248	8.6
Discontinued operations:
Operating loss	(1,830)	(7,503)	(5,673)
Gain on sales of investment properties	2,057	21,570	(19,513)
Income from discontinued operations	227	14,067	(13,840)	(98.4)
Net loss	(91,776)	(70,688)	21,088	29.8
Net (income) loss attributable to noncontrolling interests	(656)	3,202	(3,858)	(120.5)
Net loss attributable to Company shareholders	$(92,432)	$(67,486)	$24,946	37.0

Net operating income decreased by $3,431, or 1.0%.  Total rental income, tenant recovery and other property income decreased by $14,401, or 2.9%, and total property operating expenses (inclusive of real estate taxes) decreased by $10,970, or 7.0%, for the nine months ended September 30, 2010, as compared to September 30, 2009.

Rental income.  Rental income decreased $7,129, or 1.9%, from $384,062 to $376,933.  The decrease is primarily due to:

•

a decrease of $3,255 in rental income due to tenant bankruptcies,

•

a decrease of $1,974 in rental income due to rent reductions, and

•

a decrease of $2,489, composed of $11,038 as a result of expirations or early termination of certain tenant leases, partially offset by $8,549 from new tenant leases replacing former tenants; partially offset by an increase of $298 due to earnouts completed subsequent to December 31, 2008.

Tenant recovery income.  Tenant recovery income decreased $2,999, or 3.2%, from $94,054 to $91,055.  The decrease is primarily due to a decrease in recoverable property operating expenses and real estate tax expenses described below, partially offset by an increase in the 2009 tenant recovery income estimates as a result of the common area maintenance reconciliation process completed during the nine months ended September 30, 2010.

Other property income.  Other property income decreased $4,273, or 27.5%, primarily due to $5,000 recognized during the nine  months ended September 30, 2009, related to the forfeiture of security deposits due to the bankruptcy of a major tenant.

Property operating expenses. Property operating expenses decreased $9,378, or 10.9%, from $86,366 to $76,988.  The decrease is primarily due to:

•

a decrease in bad debt expense of $4,021, and

•

a decrease in overall non-recoverable and recoverable property operating expenses of $2,271 and $3,146, respectively, due primarily to cost reduction efforts.

Real estate taxes.  Real estate taxes decreased $1,592, or 2.2%, from $71,090 to $69,498.  This decrease is primarily due to:

•

an increase of $2,033 in real estate tax refunds received during the nine months ended September 30, 2010, for prior year tax assessment adjustments;

•

a net decrease of $156 from 2009 real estate tax expense primarily due to decreases in assessed values at certain vacant properties; and

•

a decrease of $119 in prior year estimates adjusted during the nine months ended September 30, 2010, based on actual real estate taxes paid, partially offset by

•

an increase in tax consulting fees of $784 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Other income (expense). Other income (expense) changed from net expense of $420,962 to net expense of $424,779.  The increase in net expense of $3,817, or 0.9%, is primarily due to a $29,180 increase in interest expense resulting from:

•

higher interest rates on refinanced debt resulting in an increase of $15,306 and additional loan fee amortization interest expense of $1,152;

•

an increase of $12,127 related to the senior and junior mezzanine notes of IW JV;

•

a decrease in capitalized interest of $899 due to certain phases of our developments being placed into service;

•

prepayment penalties and other costs associated with refinancings of $2,351, partially offset by

•

a decrease in interest on our line of credit of $292 due primarily to a decrease in the amount outstanding on the line of credit, and

•

a decrease of $176 in margin payable interest due to decreases in the margin payable balance.

Additionally, there was:

•

a $17,262 decrease in recognized gain on marketable securities primarily as a result of a significant liquidation of the marketable securities portfolio in 2009 and no other-than-temporary impairment recorded in 2010 as compared to other-than-temporary impairment of $24,831 recorded in 2009, partially offset by

•

a $17,322 decrease in impairment of a note receivable, and

•

a $25,164 decrease in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 12 and 13 to the consolidated financial statements), we recognized impairment charges of $18,836 and $44,000 for the nine months ended September 30, 2010 and 2009, respectively.  Although 38 of our properties had impairment indicators at September 30, 2010, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 53%.  Accordingly, no additional impairment provisions were warranted for these properties.

Discontinued operations.  During the nine months ended September 30, 2010, we completed the sale of five properties that qualified for discontinued operations accounting treatment aggregating 358,000 square feet, for a combined sale price of $80,185.  The aggregated sales resulted in the extinguishment or repayment of $60,435 of debt, forgiveness of debt of $486, net sales proceeds totaling $18,416 and total gains on sale of $2,057.  Discontinued operations also includes amounts related to eight properties that were sold during 2009.

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

FFO is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income attributable to Company shareholders	$(25,527)	$12,585	$(92,432)	$(67,486)
Add:
Depreciation and amortization	67,171	67,189	198,806	211,987
Less:
Gain on sales/contributions of investment properties*	(2,248)	-	(3,778)	(19,574)
Noncontrolling interests' share of depreciation
related to consolidated joint ventures	(2,837)	(648)	(8,439)	(2,231)
Funds from operations	$36,559	$79,126	$94,157	$122,696

*excludes gain or loss on extinguishment of debt

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended September 30, 2010 and 2009 were $4,465 and $2,301, respectively.  Total loss on lease terminations for the nine months ended September 30, 2010 and 2009 were $8,869 and $11,556, respectively.

The decrease in FFO for three months ended September 30, 2010 compared to the same period in 2009 is primarily due to a change in recognized (loss) gain on marketable securities of $44,227 and an increase in interest expense of $6,969, partially offset by a decrease in property operating expenses of $5,240 and a decrease in impairment on investment properties of $3,527.

The decrease in FFO for nine months ended September 30, 2010 compared to the same period in 2009 is primarily due to an increase in interest expense of $29,180, a change in recognized gains (losses) on marketable securities of $17,262, a decrease in income from discontinued operations of $13,840, a decrease in revenues of $11,357, a decrease in dividend income of $6,442, an increase in co-venture obligation expense of $5,375, and a decrease in gain on interest rate locks of $3,989, partially offset by a decrease in impairment on investment properties of $25,164, a decrease in impairment of a note receivable of $17,322, a decrease in property operating expenses of $11,593, and a change in equity in income (loss) of unconsolidated joint ventures of $6,871.

The following table compares cash flows provided by operating activities to distributions declared:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash flows provided by operating activities	$59,661	$78,785	$153,672	$203,963
Distributions declared	24,248	12,029	67,728	59,383
Excess	$35,413	$66,756	$85,944	$144,580

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The distribution of $0.14 per share declared for the nine months ended September 30, 2010, represented 71.9% of our FFO for the period.  The $0.12 per share distribution declared for the nine months ended September 30, 2009, represented 48.4% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.  Distributions declared and paid are determined by our board of directors and are dependent on a number of factors, including the amount of funds available for distribution, flow of funds, our financial condition, any decision by our board of directors to reinvest funds rather than to distribute the funds, our capital expenditures, the annual distribution required to maintain REIT status under the Code, credit agreement limitations and other factors the board of directors may deem relevant.

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

Part of our overall strategy includes actively addressing debt that has matured or is maturing, and evaluating alternative courses of action given the uncertainty in the capital markets.  We intend to maintain a balance in the amount and timing of our debt maturities upon refinance.  Based on our current assessment, we believe we have viable refinancing alternatives, but such alternatives may materially impact our expected consolidated financial results due to higher interest rates.  Higher interest rates may be offset by lower debt levels as we continue to pay down principal upon refinance in our attempt to reduce outstanding debt on our consolidated balance sheets.  Although the credit environment continues to be challenging, we believe that the credit markets have opened up considerably when compared to the last few years.  As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks and believe we have demonstrated success in addressing our maturing debt.

We continued to dispose of non-core assets as a means of recycling capital, despite a challenging transaction market.  In addition, as part of our overall liquidity strategy, we continue to enter into joint ventures such as RC Inland where we retain a 20% interest.  For the nine months ended September 30, 2010, we completed the sale of one single-user office building, one medical center and three single-user retail properties aggregating 358,000 square feet, for a combined sale price of $80,185.  The aggregated sales resulted in net sales proceeds totaling $18,416, and total gain on sale of $2,057 relating to the carrying costs of these assets.  For the three and nine months ended September 30, 2010, we completed partial sales of three multi-tenant retail properties to RC Inland aggregating 352,400 square feet for a combined sales price of $47,137.  The aggregated sales resulted in net sales proceeds totaling $13,367 and total gain on partial sale of $1,464.  During 2009, we sold eight properties, of which four were sold during the nine months ended September 30, 2009, aggregating 1,142,800 square feet, for a combined sales price of $226,632.  The aggregated sales resulted in net sales proceeds totaling $83,686 and total gains on sale of $21,570.  No properties were sold during the three months ended September 30, 2009.

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

General

We remain focused on our balance sheet, identifying future financings at reasonable pricing and selectively evaluating acquisition opportunities created by the distress in the financial markets.  Our strategy has been and continues to be to procure financing on an individual asset, non-recourse basis to preserve our corporate credit.  This strategy reflects our primary interest in maintaining a strong balance sheet, while attempting to capitalize on attractive investment opportunities that have been created by current market conditions.  We continue to review prospective investments based upon risk and return attributes, although there currently appear to be few such opportunities.

As of September 30, 2010, we had cash and cash equivalents of $116,016.  As we execute our stated business strategy, we remain a net seller of assets, evidenced by the divestiture of certain recently developed assets and non-core assets.  These asset sales are primarily designed to assist in the pay down of 2010 debt maturities.  However, there can be no assurance that future sales will occur, or if they do occur, that they will materially assist in reducing our indebtedness.

As of December 31, 2009, we had $1,156,384 of mortgages payable, excluding amortization and liabilities associated with assets held for sale, which had matured or were maturing in 2010.  The table below presents the remaining mortgages payable to be addressed as of September 30, 2010, excluding liabilities associated with the investment properties held for sale.  The 2010 column includes $125,756 of mortgages payable that had matured as of September 30, 2010 and $114,332 of mortgages payable maturing in the remainder of 2010.

During the nine months ended September 30, 2010, we obtained mortgage payable proceeds of $604,468, made mortgage payable repayments of $771,872 and received debt forgiveness of $19,561.  In addition, RC Inland assumed $29,327 of mortgages payable from us on September 30, 2010.  The new mortgages payable that we entered into during the nine months ended September 30, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2010 ranged from 1.65% to 6.75%.  We also entered into modifications of existing loan agreements which extended the maturities of $185,659 of mortgages payable up to December 2012.  As we address our maturing mortgages payable, we have reduced our overall debt and staggered future mortgage maturity dates so that no more than $580,000 will come due in any one year.

In evaluating our maturing mortgage debt, based on management’s current assessment, to the extent we obtain viable financing and refinancing alternatives, available alternatives may have a material adverse impact on our expected financial results as lenders have increased the cost of debt financing and tightened their underwriting standards.  As of September 30, 2010, we had $125,756 of mortgages payable that had matured.  During the second quarter of 2010, in order to prompt discussions with the lenders, we ceased making monthly debt service payments on two mortgage loans totaling $61,235 as of September 30, 2010, $29,965 of which has matured and is included in the $125,756 of total matured debt.  Our non-payment of these monthly debt service payments amounts to $3,000 annualized and does not result in our noncompliance under any of our other mortgages payable and line of credit agreements.  We are currently in active negotiations with the lenders to determine an appropriate course of action under the non-recourse loan agreements, but there has been no change in the status of these two loans since we ceased making payments.  No assurance can be provided that these negotiations will result in favorable outcomes for us.  One of the lenders has asserted that certain events have occurred that trigger recourse to us.  However, we believe that we have substantive defenses with respect to those claims.

As of September 30, 2010, in addition to the $125,756 that had matured, we had $114,332 of mortgages payable, excluding principal amortization and liabilities associated with the investment properties held for sale, maturing in the remainder of 2010.  Of this amount, we have since refinanced $21,366.  On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities, of which $244,500 has been utilized as of September 30, 2010.  In addition to allocating the remaining proceeds of $55,500 ($20,300 as of the date of this filing), we are in the process of marketing, planning to seek extensions or planning to sell properties relating to the remaining 2010 maturities.  As we continue our efforts to refinance our maturing mortgage debt, certain of our non-recourse loans may mature due to lack of replacement financings, timing issues related to loan closings and protracted extension negotiations.  Subject to limitations, such maturities are not prohibited under our credit agreement (see Note 9 to the consolidated financial statements).  The balance outstanding on the line of credit, which matures on October 14, 2011, was $148,242 at September 30, 2010.  No assurance can be provided that the aforementioned obligations will be refinanced, extended or repaid as currently anticipated.

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

We believe that our current capital resources (including cash on hand and marketable securities, net of margin debt) and anticipated refinancings are sufficient to meet our liquidity needs for the remainder of 2010 (except as it relates to the mortgage loans where we have ceased making monthly debt service payments, as described above).  We further believe that our individually procured, non-recourse indebtedness positions us well for our refinancing efforts for the rest of 2010 and beyond.  We intend to seek refinancing on all of our remaining indebtedness coming due in 2010 (except as it relates to the mortgage loans where we have ceased making monthly debt service payments, as described above).  However, when we deem appropriate, we will seek extensions of the existing indebtedness.  We cannot provide assurance that the lenders will agree to such extension requests; however, given the non-recourse nature of our indebtedness, we believe lenders will have few viable options other than to agree to our extension requests.  We also believe that being a net seller of real estate assets in 2010 continues to benefit our cash position and assist us in our ongoing refinancing efforts.

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

Mortgages and Notes Payable.  Mortgages payable outstanding as of September 30, 2010, excluding liabilities associated with the investment properties held for sale, were $3,572,538 (of which $56,872, or 2%, is recourse to us up to August 1, 2014) and had a weighted average interest rate of 6.08% at September 30, 2010.  Of this amount, $3,468,730 had fixed rates ranging from 3.81% to 10.11% and a weighted average fixed rate of 6.12% at September 30, 2010.  The remaining $103,808 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.47% at September 30, 2010.  Properties with a net carrying value of $5,268,158 at September 30, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $90,709 at September 30, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of September 30, 2010, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

Notes payable outstanding as of September 30, 2010 were $175,000.  These notes payable had fixed interest rates ranging from 4.80% to 14.0% and a weighted average fixed interest rate of 10.51% at September 30, 2010.

Shareholder Liquidity.  Effective November 19, 2008, the board of directors voted to suspend the SRP until further notice.

We maintain a DRP, subject to certain share ownership restrictions, which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under the DRP are not subject to selling commissions or the marketing contribution and due diligence expense allowance.  In conjunction with our estimate of the value of a share of our stock for annual statement of value purposes, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Thus, on or after March 1, 2010, additional shares of our stock purchased under the DRP have been and will continue to be purchased at a price of $6.85 per share.  In the event (if ever) of a listing on a national securities exchange, shares purchased by us for the DRP will be purchased on such exchange or market at the then prevailing market price and will be sold to participants at that price.  As of September 30, 2010, we had issued 69,314 shares pursuant to the DRP for an aggregate amount of $666,125.

Capital Resources

The following table summarizes our capital structure as of January 1, 2009 and September 30, 2010:

(a)  “Other” includes other financings, co-venture obligation, redeemable noncontrolling interests and noncontrolling interests

We have a credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to the collateral pool requirement described below.  Based on the appraised value of the collateral pool, our ability to borrow was limited to $153,051 as of September 30, 2010.  The credit agreement has a maturity date of October 14, 2011.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on our ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with our financial and operating covenants, and the failure to pay when our consolidated indebtedness becomes due.  In the event our lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

The terms of the credit agreement stipulate, as of September 30, 2010:

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

As of September 30, 2010, management believes we were in compliance with all of the financial covenants under our credit agreement.  The outstanding balance on the line of credit at September 30, 2010 and December 31, 2009 was $148,242 and $107,000, respectively.

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

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements.  Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to December 31, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to November 30, 2010.  As of September 30, 2010, we had used $244,500 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $9,885.  We are in the process of allocating the remaining commitments of $55,500 ($20,300 as of the date of this filing) and, if successful, will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of September 30, 2010 was $2,682.

The majority of our loans require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2010, we had guaranteed $148,242 of the outstanding secured line of credit and $56,872 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14 to the consolidated financial statements), respectively.  At times, we have borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of our properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

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

Statements of Cash Flows Comparison for the Nine Months Ended September 30, 2010 and 2009

Cash Flows from Operating Activities

Cash flows provided by operating activities were $153,672 and $203,963 for the nine months ended September 30, 2010 and 2009, respectively, which consists primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The $50,291 decrease is primarily attributable to an increase in interest paid of $23,885 which resulted, in part, from our refinancing efforts, a decrease in dividends received of $7,527, an increase in the cash portion of co-venture obligation expense of $4,542 and a decrease in NOI of $3,431.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $19,845 and $161,200, respectively, for the nine months ended September 30, 2010 and 2009.  Of these amounts, $47,416 and $25,101, respectively, were used to fund restricted escrow accounts, some of which are required under certain new mortgage debt arrangements.  In addition, $23,321 and $32,661, respectively, were used for acquisition of new properties, earnouts at existing properties, capital expenditures and tenant improvements and $2,705 and $14,491, respectively, were used for existing developments projects during the nine months ended September 30, 2010 and 2009.  During the nine months ended September 30, 2010 and 2009, we sold five and four properties, respectively, which resulted in sales proceeds of $78,851 and $117,316, respectively.  During the nine months ended September 30, 2010, we contributed three properties to an unconsolidated joint venture, which resulted in proceeds of $13,367.  In addition, during the nine months ended September 30, 2010 and 2009, we purchased marketable securities of none and $190, respectively, and sold marketable securities of $3,900 and $124,340, respectively.

We will continue to execute our strategy to dispose of select non-core assets, however it is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing vacant space could continue to be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $183,405 and $300,604, respectively, for the nine months ended September 30, 2010 and 2009.  We used $165,877 and $202,645, respectively, for the nine months ended September 30, 2010 and 2009, related to the net activity from proceeds from new mortgages secured by our properties, the secured line of credit, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the nine months ended September 30, 2010 and 2009, we also generated/(used) $18,154 and $(56,340), respectively, through the net borrowing of margin debt.  We paid $35,783 and $40,548, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the nine months ended September 30, 2010 and 2009.

Effects of Transactions with Related and Certain Other Parties

See Note 4 – Transactions with Related Parties in our consolidated financial statements, and our Form 10-K for the year ended December 31, 2009, as amended.

Off-Balance Sheet Arrangements, Contractual Obligations, Liabilities and Contracts and Commitments

Contracts and Commitments

We have acquired several properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will generally not have any further payment obligation.  As of September 30, 2010, based on pro-forma leasing rates, we may pay as much as $1,400 in the future as retail space covered by earnout agreements is occupied and becomes rent producing.

We have previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have committed to fund up to a total of $8,680.  One of the two remaining loans September 30, 2010 and December 31, 2009 was $8,310 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  We are not required to fund any additional amounts on these loans as all of the agreements are non-revolving and all fundings have occurred.  In May 2010, we entered into an agreement related to the secured installment note that extended the maturity date from May 31, 2010 to February 29, 2012.

Although the loans we obtain are generally non-recourse, occasionally, when it is deemed to be necessary, we may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2010, we had guaranteed $148,242 and $28,349 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  We also guaranteed $28,523 representing a portion of the construction debt associated with certain of the consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.

As of September 30, 2010, we had two letters of credit outstanding for the benefit of the Captive.  These letters of credit serve as collateral for payment of potential claims within the limits of self-insurance and will remain outstanding until all claims are closed.  There was also one letter of credit outstanding as security for utilities and completion of one development project.  The balance of the outstanding letters of credit at September 30, 2010 was $4,400.

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to December 31, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to November 30, 2010.  As of September 30, 2010, we had used $244,500 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $9,885.  We are in the process of allocating the remaining commitments of $55,500 ($20,300 as of the date of this filing) and, if successful, will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of September 30, 2010 was $2,682.

Subsequent Events

During the period from October 1, 2010 through the date of this 10-Q filing, we:

•

closed on partial sales of four additional properties to RC Inland, consisting of approximately 515,000 square feet, with sales prices totaling $56,441, which resulted in net losses of $3,670, net proceeds of $19,410 and in RC Inland assuming $31,688 of mortgage debt;

•

sold 328 shares of two different securities for net proceeds of $4,729 (resulting in estimated realized net gains of $3,481), which were used to pay down margin debt;

•

paid down $8,895 on the line of credit using proceeds from one property acquired by RC Inland;

•

extended the rate lock agreement from October 31, 2010 to November 30, 2010 and the loan commitment agreement from October 29, 2010 to December 31, 2010, and

•

obtained mortgage payable proceeds of $35,200 and made mortgage payable repayments of $46,351.  The new mortgages payable have interest rates of 6.39% and mature in five years.  The stated interest rates of the loans repaid ranged from 4.79% to 5.13%.

On October 12, 2010, under our Independent Director Stock Option Plan, each non-employee, non-related party, director was granted options to purchase an additional five thousand shares of common stock.

Robert D. Parks, our Chairman, did not stand for re-election at the Annual Meeting of Shareholders held on October 12, 2010.  Gerald M. Gorski, a Director of ours since July 1, 2003, was elected to the position of Chairman at the board of directors meeting held immediately following the Shareholders’ meeting on October 12, 2010.

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

On January 8, 2010, we entered into a $300,000 forward loan commitment with JP Morgan Chase, subject to customary lender due diligence, to be used to refinance 2010 debt maturities.  In conjunction with this commitment, we also entered into a rate lock agreement to lock the interest rate at 6.39%.  We made deposits of $8,500 related to both of these agreements. Subsequent to entering into these agreements, we made additional rate lock deposits of $4,067.  The loan commitment agreement originally expired on March 31, 2010, but was extended to December 31, 2010.  The rate lock agreement originally expired on February 10, 2010, but was extended to November 30, 2010.  As of September 30, 2010, we had used $244,500 of the total commitment proceeds and received refunds of commitment and rate lock deposits of $9,885.  We are in the process of allocating the remaining commitments of $55,500 ($20,300 as of the date of this filing) and, if successful, will receive a full refund of the remaining deposits upon loan closings.  The carrying value of the commitment and rate lock deposits outstanding as of September 30, 2010 was $2,682.

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

The carrying amount of our mortgages payable, notes payable, line of credit and co-venture obligation is approximately $8,098 lower than fair value as of September 30, 2010.

We had $270,204 of variable-rate debt with a weighted average interest rate of 4.64% at September 30, 2010.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1% based on debt outstanding as of September 30, 2010, interest expense would increase by approximately $2,702 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were none and $24,831 for the nine months ended September 30, 2010 and 2009, respectively.  The overall stock market and REIT stocks have been stable since late 2007, which in 2009 resulted in our recognizing other-than-temporary impairments in our REIT stock investments.  At this point in time, certain of our investments continue to generate dividend income, while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market recovers, we have been able to sell some marketable securities at prices in excess of our current book values.

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

Based on management’s evaluation as of September 30, 2010, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

We previously disclosed in our Form 10-K, as amended, for the fiscal years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively, the lawsuit filed against us and nineteen other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois.  We previously disclosed in our Form 8-K filed on July 20, 2010, that on July 14, 2010, the lawsuit was settled by us and all other defendants (the “Settlement”), subject to preliminary and final approval by the Court and neither we nor Daniel L. Goodwin (who beneficially owned more than 5% of our stock as of December 31, 2009) exercising a right to terminate the Settlement if class members holding more than an agreed-upon percentage of shares elected to opt out of the Settlement.  Following notice of the Settlement to the class members, seven class members elected to opt out of the Settlement. The right to terminate the Settlement was not triggered based on the number of shares held by these seven class members. On November 8, 2010, the Court granted final approval of the Settlement.

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the nine months ended September 30, 2010 compared to those risk factors presented in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2009.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	November 10, 2010

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	November 10, 2010