Form 10-K
period 2010-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2011-02-23
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X]

Since no established market for the common stock of the registrant exists, there is no market value for such shares of common stock.

As of February 21, 2011, there were 478,868,220 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

TABLE OF CONTENTS

                                                                               PART I

Item 1.

Business

1

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

27

Item 2.

Properties

27

Item 3.

Legal Proceedings

29

Item 4.

(Removed and Reserved)

30

                                                                               PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

30

Item 6.

Selected Financial Data

31

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of Operations

33

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

57

Item 8.

Consolidated Financial Statements and Supplementary Data

60

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

123

Item 9A.

Controls and Procedures

123

Item 9B.

Other Information

125

                                                                               PART III

Item 10.

Directors, Executive Officers and Corporate Governance of the Registrant

125

Item 11.

Executive Compensation

132

Item 12.

Security Ownership of Certain Beneficial Owners and Management and

Related Shareholder Matters

138

Item 13.

Certain Relationships and Related Transactions, and Director Independence

139

Item 14.

Principal Accounting Fees and Services

142

                                                                               PART IV

Item 15.

Exhibits and Financial Statement Schedules

143

SIGNATURES

145

i

PART I

All amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts, square foot amounts, per square foot amounts, number of properties, number of states, number of leases, number of shareholders, number of tenants, number of employees and number of jobs.  In this report, all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries, including consolidated joint ventures.

Item 1.  Business

General

We are a fully integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers and single-user retail properties. We are one of the largest owners and operators of shopping centers in the United States. As of December 31, 2010, our retail operating portfolio consisted of 266 properties with approximately 35,766,000 square feet of gross leasable area, or GLA, was geographically diversified across 37 states and includes power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in strong retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties are recently constructed, with a weighted average age, based on annualized base rent, or ABR, of only approximately 9.7 years since the initial construction or most recent major renovation. As of December 31, 2010, our retail operating portfolio was 88.7% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of December 31, 2010, we also held interests in 18 other operating properties, including 12 office properties and six industrial properties, 19 retail operating properties held by three unconsolidated joint ventures and eight retail properties under development.  The following summarizes our consolidated operating portfolio as of December 31, 2010:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	211	29,224	86.0%	87.9%
Joint venture	55	6,542	90.4%	92.5%

Total retail	266	35,766	86.8%	88.7%
Office/Industrial
Wholly-owned	18	6,725	98.3%	98.3%

Total Consolidated Operating Portfolio	284	42,491	88.6%	90.2%

(a) Includes leases signed but not commenced.

Our shopping centers are primarily anchored or shadow anchored by strong national and regional grocers, discount retailers and other retailers that provide basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath and Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  As of December 31, 2010, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailers that sell basic household goods or clothing. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,600 tenants with no one tenant representing more than 3.2% of the total ABR generated from our retail operating properties, or our retail ABR.

Business and Growth Strategies

Our primary objective is to provide attractive risk-adjusted returns for our shareholders by increasing our cash flow from operations and realizing long-term growth strategies. The strategies we intend to execute to achieve this objective include:

Maximize Cash Flow Through Internal Growth

We believe that we will be able to generate cash flow growth through the leasing of vacant space in our retail operating portfolio. As of December 31, 2010, our retail operating portfolio was 88.7% leased, including leases signed but not commenced, and had 4,059,000 square feet of available space, including a significant amount of space that was previously occupied by big box anchor and junior anchor tenants. As of December 31, 2010, we had approximately 697,000 square feet of GLA of signed leases that had not commenced. We believe the leasing of our vacant space provides a significant growth opportunity for our shareholders, particularly in light of the expansion plans that have been announced by a number of our largest retail tenants.

Asset Preservation and Appreciation through Creative Transactions

We actively manage our portfolio focusing primarily on leasing opportunities, but also focus on redevelopment, expansion and remerchandising opportunities.  In pursuing these opportunities, we focus on increasing operating income and cash flows, active risk mitigation and tenant retention. Additional value enhancing strategies include cost reductions, long-term capital planning and asset sustainability initiatives.

Recycle Capital Through Disposition of Non-Core Assets

We plan to pursue opportunistic dispositions of the non-retail properties and free-standing triple net retail properties in our operating portfolio in order to redeploy capital to continue to build our interest in well located, high quality shopping centers. In addition to our retail operating portfolio, as of December 31, 2010, we held interests in 18 other operating properties, including 12 office properties and six industrial properties, which had a total of 6,725,000 square feet of GLA and represent 10.7% of our consolidated operating portfolio based on ABR. We believe that the disposition of these non-retail properties, along with select triple net retail properties, will serve as a source of capital for the growth of our retail portfolio.  As we have in the past, we intend to take advantage of opportunities that may arise to sell assets in our portfolio.  From the end of 2007 through December 31, 2010, we have sold 20 properties for an aggregate sales price of $713,492, including $465,803 of debt that was assumed, forgiven or repaid.  We plan to continue to pursue strategic dispositions to continue to focus our portfolio on well located, high quality shopping centers.

Pursue Acquisitions of High Quality Retail Properties

We intend to pursue disciplined and targeted acquisitions of retail properties that meet our retail property and market selection criteria and will further our strategy of focusing on well located, high quality shopping centers.  Utilizing our senior management team’s expertise, we intend to opportunistically acquire retail properties based on identified market and property characteristics, including: property classification, anchor tenant type, lease terms, geographic markets and demographics.  We believe the high level of diversification of our tenant base limits our exposure to any single tenant and allows us to take advantage of growth opportunities through the expansion of our existing relationships without significantly increasing our exposure to any single tenant.  We believe that over the next several years the continued market disruption in the real estate market may create opportunities to acquire retail properties that meet our investment criteria from owners facing operational and financial stress.  Based on our operational expertise and capital resources, we believe that we are well positioned to take advantage of opportunities to acquire retail properties.  We plan to pursue acquisitions directly and through joint ventures.

Pursue Strategic Joint Ventures to Leverage Management Platform

We intend to leverage our leasing and property management platform through the strategic formation, capitalization and management of joint ventures.  In the past, we have partnered with strong institutional capital providers to supplement our capital base in a manner accretive to our shareholders.  Such joint ventures are as follows:

On May 20, 2010, we entered into definitive agreements to form a joint venture with a wholly-owned affiliate of RioCan Real Estate Investment Trust (RioCan), a real estate investment trust (REIT) based in Canada.  The initial RioCan joint venture investment included eight grocery and necessity-based-anchored shopping centers located in Texas. Under the terms of the agreements, RioCan contributed cash for an 80% interest in the venture and we contributed a 20% interest in the properties.  The joint venture acquired an 80% interest in the properties from us in exchange for cash, each of which was accounted for as a partial sale of real estate.  Each property closing occurred individually over time based on timing of lender consent or refinance of the related mortgages payable.  We will earn property management, asset management and other customary fees on the joint venture.  Certain of the properties contain earn-out provisions which, if met, would result in additional sales proceeds to us.  As of December 31, 2010, the joint venture had acquired eight properties from us for a purchase price of $159,442, and had assumed from us mortgages payable on these properties totaling approximately $97,888.  In addition, we have received additional earnout proceeds of $476 during the year ended December 31, 2010.  These transactions did not qualify as discontinued operations in the consolidated statements of operations and other comprehensive loss as a result of our 20% ownership in the joint venture.

On November 29, 2009, we formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by us, and therefore consolidated, has an aggregate of $1,002,747 in total assets and will continue to be managed and operated by us.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is the Chairman of the Board of certain affiliates of The Inland Group, Inc.

Effective April 27, 2007, we formed a strategic joint venture with a large state pension fund.  Under the joint venture agreement, we contributed 20% of the equity and our joint venture partner contributed 80% of the equity.  As of December 31, 2010, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages payable on these properties totaling approximately $188,000.

Based on our operational expertise in the retail real estate space, we believe that we are well positioned to continue to strategically pursue additional joint ventures with high quality capital partners.  Additionally, from time to time, we may form partnerships with regional developers that allow us to maximize returns on completed developments and access strategic local markets.

Maintain Our Development Activity at Sustainable Levels

The following table provides summary information regarding our consolidated and unconsolidated properties under development as of December 31, 2010. As of December 31, 2010, we did not have any active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed. If we were to pre-lease all of the remaining estimated GLA, we estimate that the total remaining costs to complete the development of this space would be $55,754, which we expect to fund through construction loans and proceeds of potential sales of our Bellevue Mall and South Billings Center development properties. As of December 31, 2010, the ABR from the portion of our development properties with respect to which construction has been completed was $5,300.

		Our Ownership	Carrying Value at		Construction Loan Balance at
Location	Description	Percentage	December 31, 2010 (a)		December 31, 2010
Frisco, Texas	Parkway Towne Crossing	75.0%	$26,085		$20,757
Dallas, Texas	Wheatland Towne Crossing	75.0%	14,825		5,712
Henderson, Nevada	Lake Mead Crossing	25.0%	81,597		48,949
Henderson, Nevada	Green Valley Crossing	50.0%	23,750		11,350
Billings, Montana	South Billings Center	40.0%	5,077		-
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		-
Denver, Colorado	Hampton Retail Colorado	95.8%	6,836	(b)	4,031	(c)
			$184,618		$90,799

(a) Represents the total investment less accumulated depreciation

(b)

Represents the total investment less accumulated depreciation for the two properties under development.  There is an additional $19,447 of carrying value related to four operational properties held by the joint venture.

(c)

The construction loan balance includes only the portion related to two properties under development held by the joint venture.  There is an additional $16,367 construction loan related to four operational properties held by the joint venture.

Tax Status

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code.  Subject to the discussions contained in Item 1A. “Risk Factors” regarding the closing agreement that we have requested from the Internal Revenue Service, or IRS, we believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Code beginning with our taxable year ended December 31, 2003, and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes.  To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains.  As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we currently distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate rates.  Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property.  We have one wholly-owned consolidated subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.

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

Our business is inherently competitive.  Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors.  These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties.  Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales.  We may, at times, compete with newer properties or those in more desirable locations.  To remain competitive, we evaluate all of the factors affecting our centers and try to position them accordingly.  For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic.   We believe the principal factors that retailers consider in making their leasing decisions include:

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

Operating History

We are a Maryland corporation formed in March 2003, and we have been publicly held and subject to U.S. Securities and Exchange Commission, or SEC, reporting obligations since the completion of our first public offering in 2003. As of December 31, 2010, we had over 111,000 shareholders of record. We were initially sponsored by The Inland Group, Inc., (The Inland Group) and its affiliates, but we have not been affiliated with The Inland Group since the internalization of our management in November 2007.

On November 15, 2007, pursuant to an agreement and plan of merger, approved by our shareholders on November 13, 2007, we acquired, through a series of mergers, four entities affiliated with our former sponsor, Inland Real Estate Investment Corporation, which entities provided business management/advisory and property management services to us. Shareholders of the acquired entities received an aggregate of 37,500 shares of our common stock, valued under the merger agreement at $10.00 per share. In December 2010, certain of the shareholders returned 9,000 shares of our common stock to us in connection with our settlement of a lawsuit relating to this acquisition. As a result of the mergers, we now perform substantially all of our key operational activities internally. In connection with the mergers, we and our former business manager/advisor or our former property managers entered into a number agreements and amendments to agreements, with The Inland Group and certain of its affiliates. See Item 13. “Certain Relationships and Related Transactions.”

Regulation

General

The properties in our portfolio are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of the existing properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect.

Environmental Matters

Under various federal, state or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

Independent environmental consultants have conducted Phase I Environmental Site Assessments or similar environmental audits for all our investment properties at the time they were acquired. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records and visual inspection of the property but do not include soil sampling or ground water analysis. These environmental site assessments have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations. These environmental site assessments have a limited scope, however, and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks.  Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability.  These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

As the owner or operator of real property, we may also incur liability based on various building conditions.  For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM.  Environmental, health, and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation, or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

We also may incur liability arising from mold growth in the buildings we own or operate. When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.

Insurance

We carry comprehensive liability, fire, extended coverage, earthquake, terrorism and rental loss insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice and, in the opinion of our management, the properties in our portfolio are adequately insured. Our terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for generally uninsured losses such as loss from riots or acts of God. In addition, we carry terrorism insurance on all of our properties in an amount and with deductibles which we believe are commercially reasonable. See Item 1A. “Risk Factors” for more information.

Employees

As of December 31, 2010, we had 252 employees.

Access to Company Information

We electronically file our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and proxy statements with the SEC.  The public may read and copy any of the reports that are filed with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at (800) SEC-0330.  The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

RISKS RELATING TO OUR BUSINESS AND OUR PROPERTIES

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our economic performance and the value of our retail properties.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Our economic performance and the value of our properties can be affected by many of these factors, including the following:

•

adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•

the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation and government deficits, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•

local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•

vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options;

•

changes in operating costs and expenses, including, without limitation, increasing labor and material costs, insurance costs, energy prices, environmental restrictions, real estate taxes, and costs of compliance with laws, regulations and government policies, which we may be restricted from passing on to our tenants;

•

fluctuations in interest rates, which could adversely affect our ability, or the ability of buyers and tenants of properties, to obtain financing on favorable terms or at all;

•

competition from other real estate investors with significant capital, including other real estate operating companies, publicly traded REITs and institutional investment funds;

•

the convenience and quality of competing retail properties and other retailing options such as the Internet;

•

perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;

•

inability to collect rent from tenants;

•

our ability to secure adequate insurance;

•

our ability to provide adequate management services and to maintain our properties;

•

changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and

•

civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.

In addition, because the yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs incurred, a period of economic slowdown or recession, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties, including those held by joint ventures, may fail to generate revenues sufficient to meet operating debt service and other expenses.  As a result, we may have to borrow amounts to cover fixed costs, and our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.

Continued economic weakness from the severe economic recession that the U.S. economy recently experienced may materially and adversely affect our financial condition and results of operations.

The U.S. economy is still experiencing weakness from the severe recession that it recently experienced, which resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of large retailers, decreased consumer spending, a decline in residential and commercial property values and reduced demand and rental rates for retail space.  Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. If the economic recovery slows or stalls, we may continue to experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, and tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations, any of which could adversely affect our cash flow, financial condition and results of operations.

Substantial international, national and local government spending and increasing deficits may adversely impact our business, financial condition and results of operations.

The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies.  As a result of the recent severe recession and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities.  These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations or other adverse economic events, which may directly or indirectly adversely affect our business, financial condition and results of operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.

We have acquired and intend to continue to acquire properties located in developed areas.  Consequently, we compete with numerous developers, owners and operators of retail properties, many of which own properties similar to, and in the same market areas as, our properties.  If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire.  Also, if our competitors develop additional retail properties in locations near our properties, there may be increased competition for customer traffic and creditworthy tenants, which may result in fewer tenants or decreased cash flow from tenants, or both, and may require us to make capital improvements to properties that we would not have otherwise made.  As a result, our financial condition and our ability to make distributions to our shareholders may be adversely affected.

We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our financial condition, results of operations and cash flow.

To the extent adverse economic conditions continue in the real estate market and demand for retail space remains low, we may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect to our financial condition, results of operations and cash flow.

The actual rents we receive for the properties in our portfolio may be less than our asking rents, and we may experience a lease roll-down from time to time, which may adversely affect our financial condition, results of operations and cash flow.

Our operating results depend upon our ability to maintain and increase rental rates at our properties while also maintaining or increasing occupancy.  As a result of various factors, including competitive pricing pressure in our markets, the recent severe recession and the desirability of our properties compared to other properties in our markets, the rental rates that we charge tenants have generally declined and our ability to maintain our current rental rates or increase those rates in the future may be limited.  Further, because current rental rates have declined as compared to expiring leases in our portfolio, the rental rates for expiring leases may be higher than starting rental rates for new leases and we may be required to offer greater rental concessions than we have historically.  The degree of discrepancy between our previous asking rents and the actual rents we are able to obtain upon the expiration of our leases may vary both from property to property and among different leased spaces within a single property. If we are unable to obtain sufficient rental rates across our portfolio, our results of operations and cash flow and our ability to satisfy our debt obligations and make distributions to our shareholders will be adversely affected.

We have experienced aggregate net losses attributable to Company shareholders for the years ended December 31, 2010, 2009 and 2008, and we may experience future losses.

We had net losses attributable to Company shareholders of approximately $95,843, $112,335 and $683,727 for the years ended December 31, 2010, 2009 and 2008, respectively.  If we continue to incur net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our shareholders would be materially and adversely affected.

We have a high concentration of properties in the Dallas-Fort Worth-Arlington area, and adverse economic and other developments in that area could have a material adverse effect on us.

As of December 31, 2010, approximately 11.0% of the GLA and approximately 14.2% of the ABR from our retail operating portfolio were represented by properties located in the Dallas-Fort Worth-Arlington area. As a result, we are particularly susceptible to adverse economic and other developments in this area, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.

Our inability to collect rents from tenants may negatively impact our financial condition and our ability to make distributions to our shareholders.

Substantially all of our income is derived from rentals of real property.  Therefore, our financial condition, results of operations and cash flow materially depend on the financial stability of our tenants, any of which may experience a change in their business at any time, and our ability to continue to lease space in our properties on economically favorable terms.  If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales, and new tenants might be less willing to pay minimum rents as high as they would otherwise pay.  Further, tenants may delay lease commencements, decline to extend or renew a lease upon its expiration or on favorable terms, or exercise early termination rights (to the extent available).  If a number of our tenants are unable to make their rental payments to us and otherwise meet their lease obligations, our ability to meet debt and other financial obligations and to make distributions to our shareholders may be adversely affected.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, which could adversely affect our financial condition and results of operations.

We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and cash available for distributions.

If any of our anchor tenants experience a downturn in their business or terminate their leases, our financial condition and results of operations could be adversely affected.

Our financial condition and results of operations could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant, particularly an anchor tenant with multiple store locations.  Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property.  The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases permit termination or rent reduction in those circumstances or whose own operations may suffer as a result of the anchor store closing.  For example, in 2008 and 2009, three of our anchor tenants, Mervyns, Linens ‘n Things and Circuit City, declared bankruptcy, resulting in approximately 3,245,000 square feet of vacant retail space and a decrease in rental income of approximately $34,838.  Additional bankruptcies or insolvencies of, or store closings by, our anchor tenants could significantly increase vacancies and reduce our rental income. If we are unable to re-let such space on similar terms and in a timely manner, our financial condition, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.

Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our financial condition and results of operations and/or the value of the applicable property.

Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy on certain conditions, including: (i) the presence of a certain anchor tenant or tenants; (ii) the continued operation of an anchor tenant’s store; and (iii) minimum occupancy levels at the applicable property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, terminate its lease early or have its rent reduced. In periods of prolonged economic decline such as the recent recession, there is a higher than normal risk that co-tenancy provisions will be triggered due to the higher risk of tenants closing stores or terminating leases during these periods. For example, the effects of recent tenant bankruptcies triggered some co-tenancy clauses in certain other tenant leases, which provided certain of these tenants with immediate reductions in their annual rents and permitted them to terminate their leases if an appropriate replacement was not found within the allotted time period. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations at the applicable property while continuing to pay rent. This could result in decreased customer traffic at the applicable property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or in tenants’ rights to terminate their leases early or to have their rent reduced, our financial condition and results of operations and the value of the applicable property could be adversely affected.

We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could adversely affect our cash flow and the amount of cash available for distribution to our shareholders.

Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  Any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy rents from these entities or their properties, unless we receive an order from the bankruptcy court permitting us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims, and our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. Therefore, if a lease is rejected, it is unlikely we would receive any payments from the tenant, or we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and in the amount of cash available for distribution to our shareholders.  In particular, on February 16, 2011, Borders Group, Inc. (Borders), a national retailer, filed for bankruptcy under Chapter 11.  As of December 31, 2010, Borders leased approximately 220,000 square feet of space from us at 10 locations, which leases represented approximately $2,600 of ABR. In addition, Borders leased approximately 28,000 square feet of space at one of our unconsolidated joint venture properties, which represented $344 of ABR.  Borders has informed us that it intends to close stores at five locations where it leased space from us, representing approximately 115,000 square feet of GLA and $1,119 of ABR as of December 31, 2010.

Our expenses may remain constant or increase, even if income from our properties decreases, causing our financial condition and results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate and personal taxes, insurance, utilities and corporate expenses, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to decrease our operating costs when our revenue declines, our financial condition, results of operations and ability to make distributions to our shareholders may be adversely affected. In addition, inflationary price increases could result in increased operating costs for us and our tenants and, to the extent we are unable to pass along those price increases or are unable to recover operating expenses from tenants, our operating expenses may increase, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

Real estate related taxes may increase and if these increases are not passed on to tenants, our net income will be reduced.

Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes may increase as property values or assessment rates change or as our properties are assessed or reassessed by taxing authorities. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some leases may permit us to pass through such tax increases to our tenants, there is no assurance that renewal leases or future leases will be negotiated on the same basis.  If our property taxes increase and we are unable to pass those increases through to our tenants, our net income and cash available for distribution to our shareholders could be adversely affected.

We may be unable to complete acquisitions and, even if acquisitions are completed, we may fail to successfully operate acquired properties.

We continue to evaluate the market of available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•

we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from publicly traded REITs and institutional investment funds;

•

even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•

even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•

we may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

•

we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•

we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•

even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;

•

we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•

we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisition of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected;

•

market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons dealing with former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our financial condition, results of operations, cash flow and ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be adversely affected.

We depend on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.

In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs, including any necessary acquisition financing, from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third-party sources of capital depends, in part, on:

•

general market conditions;

•

the market’s view of the quality of our assets;

•

the market’s perception of our growth potential;

•

our current debt levels;

•

our current and expected future earnings, and

•

our cash flow and cash distributions.

If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.

We may be unable to sell a property at the time we desire and on favorable terms or at all, which could inhibit our ability to utilize our capital to make strategic acquisitions and could adversely affect our results of operations, financial condition and ability to make distributions to our shareholders.

Real estate investments generally cannot be sold quickly.  Our ability to dispose of properties on advantageous terms depends on factors beyond on our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective.  As a result of such tax laws and the uncertainty of market conditions, our ability to promptly make changes to our portfolio as necessary to respond to economic and other conditions may be limited, and we cannot provide any assurance that we will be able to sell such properties at a profit, or at all.  Accordingly, our ability to access capital through dispositions may be limited which could limit our ability to acquire properties strategically and pay down indebtedness and would limit our ability to make distributions to our shareholders.

In addition, certain of our leases contain provisions giving the tenant a right to purchase the property, which can take the form of a fixed price purchase option, a fair market value purchase option, a put option, a right of first refusal or a right of first offer.  When acquiring a property in the future, we may also agree to restrictions that prohibit the sale of that property for period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  These provisions may restrict our ability to sell a property at opportune times or on favorable terms and, as a result, may adversely impact our cash flows and results of operations.

Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold.  We cannot assure our shareholders that we will have funds available to correct such defects or to make such improvements and, therefore, we may be unable to sell the asset or may have to sell it at a reduced cost.

Joint venture investments could be adversely affected by our lack of sole decision-making authority, our reliance on co-venturers’ financial condition and disputes between us and our co-venturers.

We have made and may continue to make investments in joint ventures or other partnership arrangements between us and our joint venture partners.  As of December 31, 2010, we held 55 operating properties (as well as a portion of one other property) with 6,853,000 square feet of GLA in two consolidated joint ventures and 19 operating properties with 2,665,000 square feet of GLA in three unconsolidated joint ventures.  Investments in joint ventures or other partnership arrangements involve risks not present were a third party not involved, including the following:

•

we do not have exclusive control over the development, financing, leasing, management and other aspects of the property or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners;

•

prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in the joint venture;

•

two of our unconsolidated operating joint venture agreements have, and future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•

our partners might become bankrupt or fail to fund their share of required capital contributions necessary to refinance debt or to fund tenant improvements or development or renovation projects for the joint venture properties, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities;

•

our partners may have competing interests in our markets that could create conflict of interest issues;

•

our partners may have economic or business interests or goals that are inconsistent with our interests or goals and may take actions contrary to our instructions, requests, policies or objectives;

•

two of our joint venture agreements have, and future joint venture agreements may contain, provisions limiting our ability to solicit or otherwise attempt to persuade any tenant to relocate to another property not owned by the joint venture;

•

our partners may take actions that could jeopardize our REIT status or require us to pay tax;

•

actions by partners might subject real properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences that may reduce our returns;

•

disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business and could result in subjecting properties owned by the partnership or joint venture to additional risk; and

•

we may in certain circumstances be liable for the actions of our third-party partners or co-venturers.

If any of the foregoing were to occur, our financial condition, results of operations and cash available for distribution to our shareholders could be adversely affected.

Our development and construction activities have inherent risks, which could adversely impact our results of operations and cash flow.

Our construction and development activities include risks that are different and, in most cases, greater than the risks associated with our acquisition of fully developed and operating properties.  We may provide a completion of construction and principal guaranty to the construction lender. As a result of such a guaranty, we may subject a property to liabilities in excess of those contemplated and thus reduce our return to investors.

In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with our development activities include:

•

significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy, including national, regional and local economic downturns, and shifts in demographics;

•

expenditure of money and time on projects that may never be completed;

•

occupancy rates and rents at a newly completed property may not be sufficient to make the property profitable;

•

inability to achieve projected occupancy and/or rental rates per square foot within the projected time frame, if at all;

•

failure or inability to obtain construction or permanent financing on favorable terms or at all;

•

higher than estimated construction or operating costs, including labor and material costs;

•

inability to complete construction and lease-up on schedule, resulting in increased debt service expense and construction costs; and

•

possible delay in completion of a project because of a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods).

Additionally, the time frame required for development and lease-up of these properties means that we may not realize a significant cash return for several years.  If any of the above events occur, the development of the properties may hinder our growth and have an adverse effect on our results of operations and cash flow.  In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.

Bankruptcy of our developers could impose delays and costs on us with respect to the development retail properties and may adversely affect our financial condition and results of operations.

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

A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

We have 17 properties in our portfolio that are either completely or partially on land subject to ground leases.  Accordingly, we only own a long-term leasehold or similar interest in those properties.  If we are found to be in breach of a ground lease, we could lose the right to use the property. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases.  Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2018 and 2105. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground lease upon expiration. If we were to lose the right to use a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property and would be required to purchase an interest in another property to attempt to replace that income, which could materially and adversely affect us.

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our financial condition and results of operations.

Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which we determine are sufficient to cover reasonably foreseeable losses.  Tenants on a net lease typically are required to pay all insurance costs associated with their space.  However, material losses may occur in excess of insurance proceeds with respect to any property and we may not have sufficient resources to fund such losses.   In addition, we may be subject to certain types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments.  If we experience a loss that is uninsured or that exceeds policy limits, we could lose all or a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.

In addition, insurance risks associated with potential terrorism acts could sharply increase the premium we pay for coverage against property and casualty claims.  Further, mortgage lenders, in some cases, have begun to insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure our shareholders that we will have adequate coverage for such losses and, to the extent we must pay unexpectedly large amounts for insurance, our financial condition, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.

Some of our properties are subject to potential natural or other disasters, which could cause significant damage to our properties and adversely affect our financial condition and results of operations.

A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to our properties. For example, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors. In addition, a number of our properties are located in California and other regions that are especially susceptible to earthquakes. If we experience a loss, due to such natural disasters or other relevant factors, that is uninsured or which exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties, which could adversely affect our financial condition and results of operations.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may incur liability with respect to contaminated property or incur costs to comply with environmental laws, which may negatively impact our financial condition and results of operations.

Under various federal, state or local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several.  In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral.  Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.  Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of wastes and underground and aboveground storage tanks.  Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance.  This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

As the owner or operator of real property, we may also incur liability based on various building conditions.  For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM.  Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not affect our ability to make distributions to our shareholders or that such costs or liabilities will not have a material adverse effect on our financial condition and results of operations.

Our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.

We may incur significant costs complying with the ADA and similar laws, which could adversely affect our financial condition, results of operations and cash flows.

Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations, cash flow and our ability to satisfy our debt obligations and to make distributions to our shareholders could be adversely affected.

We may experience a decline in the fair value of our assets and be forced to recognize impairment charges, which could materially and adversely impact our financial condition, liquidity and results of operations.

A decline in the fair value of our assets may require us to recognize an impairment against such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be unrecoverable.  Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.  In addition, there may be significant uncertainty in the valuation, or in the stability of the value, of our properties and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investments in our unconsolidated joint ventures and we may be required to recognize an impairment charge.  For the years ended December 31, 2010, 2009 and 2008, we recognized aggregate impairment losses of $23,057, $82,022 and $463,440, respectively. We may be required to recognize additional asset impairment charges in the future, which could materially and adversely affect our financial condition, liquidity and results of operations.

Our investment in marketable securities has negatively impacted our results of operations and may do so in the future.

Currently, our investment in marketable securities consists of preferred and common stock that are classified as available-for-sale and recorded at fair value. We have recognized other-than-temporary impairments related to our investment in these securities primarily as a result of the severity of the decline in market value and the length of time over which these securities experienced such declines.  For example, other-than-temporary impairments were none, $24,831 and $160,327 for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, our investment in marketable securities totaled $34,230, which included $22,106 of accumulated unrealized gain.  If our stock positions decline in value, we could take additional other-than-temporary impairments, which could materially and adversely affect our results of operations. In addition, we purchase a portion of our securities through a margin account. If the value of those securities declines and we face a margin call, we may be required to sell those securities at unfavorable times and record a loss or to post additional cash as collateral, which could adversely affect our financial condition, results and operations and our ability to satisfy our debt obligations and make distributions to our shareholders.

Further, we may continue to invest in marketable securities in the future.  Investments in marketable securities are subject to specific risks relating to the particular issuer of the securities, including the financial condition and business outlook of the issuer, which may result in significant losses to us. Marketable securities are generally unsecured and may also be subordinated to other obligations of the issuer.  As a result, investments in marketable securities are subject to risks of: (i) limited liquidity in the secondary trading market; (ii) substantial market price volatility resulting from changes in prevailing interest rates; (iii) subordination to the prior claims of banks and other senior lenders to the issuer; (iv) the possibility that earnings of the issuer may be insufficient to meet its debt service and distribution obligations; and (v) the declining creditworthiness and potential for insolvency of the issuer during periods of rising interest rates and economic downturn.  These risks may adversely affect the value of outstanding marketable securities and the ability of the issuer to make distribution payments.

Our success depends on key personnel whose continued service is not guaranteed.

We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction.  We do not, however, have employment agreements with the members of our senior management team.  Therefore, we cannot guarantee their continued service.  Moreover, among other things, it would constitute an event of default under the credit agreement governing our senior secured revolving line of credit and secured term loan if certain members of management (or a reasonably satisfactory replacement) ceased to continue to be active on a daily basis in our management.  The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.

RISKS RELATED TO OUR DEBT FINANCING

We had approximately $3,757,237 of consolidated indebtedness outstanding as of December 31, 2010, which could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness.  As of December 31, 2010, we had approximately $3,757,237 of aggregate consolidated indebtedness outstanding, substantially all of which was secured by one or more of our properties or our equity interests in our joint ventures. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available to pursue desirable business opportunities, pay operating expenses and make distributions to our shareholders.

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

•

limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions;

•

we may be forced to dispose of one or more properties, possibly on disadvantageous terms;

•

we may be forced to sell additional equity securities at prices that may be dilutive to existing shareholders;

•

we may default on our obligations or violate restrictive covenants, in which case the lenders or mortgagees may accelerate our debt obligations, foreclose on the properties that secure their loans and/or take control of our properties that secure their loans and collect rents and other property income;

•

in the event of a default under any of our recourse indebtedness, we would be liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan;

•

we may violate restrictive covenants in our loan documents, which would entitle the lenders to accelerate our debt obligations; and

•

our default under any one of our mortgage loans with cross-default provisions could result in a default on other indebtedness.

If any one of these events were to occur, our financial condition, results of operations, cash flow and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders could be materially and adversely affected.

Our financial condition and ability to make distributions to our shareholders could be adversely affected by financial and other covenants and other provisions under the credit agreement governing our senior secured revolving line of credit and secured term loan or other debt agreements.

On February 4, 2011, we amended and restated our existing credit agreement to provide for a senior secured credit facility in the aggregate amount of $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan with a number of financial institutions. The credit agreement governing this senior secured revolving line of credit and secured term loan requires compliance with certain financial and operating covenants, including, among other things, leverage ratios, certain coverage ratios and net worth covenants, a covenant regarding minimum occupancy, limitations on our ability to incur unhedged variable rate debt or recourse indebtedness, limitations on our investments in unimproved land, unconsolidated joint ventures, construction in progress and mortgage notes receivable. The credit agreement also requires us to obtain consent prior to selling assets above a certain value or increasing our total assets by more than a certain amount as a result of a merger. In addition, our senior secured revolving line of credit and secured term loan limit our distributions to the greater of 95% of funds from operations, or FFO, or the amount necessary for us to maintain our qualification as a REIT. The senior secured revolving line of credit and secured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest fees or other amounts, breaches of covenants, defaults on any recourse indebtedness of Inland Western Retail Real Estate Trust, Inc. in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate subject to certain carveouts, failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events. These provisions could limit our ability to make distributions to our shareholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial returns to our shareholders. In addition, a breach of these covenants or other event of default would allow the lenders to accelerate payment of advances under the credit agreement. If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our financial condition.

In addition, and in connection with the debt refinancing transaction of IW JV, we entered into a lockbox and cash management agreement pursuant to which substantially all the income generated by the IW JV properties will be deposited directly into a lockbox account established by the lender. In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account, for the benefit of the lender, to be held as additional security after the payment of interest and approved property operating expenses. Cash will not be distributed to us from these accounts until the earlier of a cash sweep event cure, or the repayment of the mortgage loan, senior mezzanine note and junior mezzanine note. As of December 31, 2010, we were in compliance with the terms of the cash management agreement, however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.

Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

We incur mortgage indebtedness and other borrowings, which reduce the funds available for distributions required to maintain our status as a REIT and to avoid income and excise tax.

We historically have incurred mortgage indebtedness and other borrowings in order to finance acquisitions or ongoing operations and we intend to continue to do so in the future. Our debt service and repayment requirements will not be reduced regardless of our actual cash flows. In addition, in order to maintain our qualification as a REIT, we must distribute to our shareholders at least 90% of our annual REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and we are generally subject to corporate tax on any retained income.  As a result, if our future cash flow is not sufficient to meet our debt service and repayment requirements and the REIT distribution requirements, we may be required to use cash reserves, incur additional debt, sell equity securities or liquidate assets in order to meet those requirements. However, we cannot assure you that capital will be available from such sources on favorable terms or at all, which may negatively impact our financial condition, results of operations and ability to make distributions to our shareholders.

Substantially all of the mortgage indebtedness we incur is secured, which increases our risk of loss since defaults may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.

As of December 31, 2010, we had a total of $3,521,552, net of premiums of $17,534 and discounts of $2,502, of indebtedness secured by 276 of our 284 operating properties.  Because substantially all of our properties are mortgaged to secure payments of indebtedness, we are subject to the risk of property loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default.

For example, as of the date of this filing, we were in default on $76,057 of mortgage loans secured by a total of seven properties with 680,929 square feet of GLA representing $4,721 of ABR as of December 31, 2010.  We expect to repay a $21,715 mortgage loan with borrowings under our senior secured revolving line of credit in March 2011.  We are currently in active negotiations with the lenders regarding an appropriate course of action, including the potential for a discounted payoff with respect to the remaining $54,342 of mortgages payable.  We can provide no assurance that we will be able to restructure our current obligations under the mortgage loans that were in default or that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure our mortgage obligations could result in default and foreclosure actions and loss of the underlying properties.  In the event that we default on other mortgages in the future, either as a result of ceasing to make debt service payments or the failure to meet applicable covenants, we may have additional properties that are subject to potential foreclosure.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

Further, for tax purposes, a foreclosure of any nonrecourse mortgage on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage.  If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure without accompanying cash proceeds, a circumstance which could hinder our ability to meet the REIT distribution requirements imposed by the Code.  As a result, we may be required to identify and utilize other sources of cash for distributions to our shareholders of that income.

Dislocations in the credit markets, including the continuing effects of the severe dislocation experienced in 2008 and 2009, may adversely affect our ability to obtain debt financing at favorable rates or at all.

Dislocations in the credit markets, generally or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers.  Although the credit markets have recovered from this severe dislocation, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads.  As a result, we may not be able to refinance our existing debt when it comes due or to obtain new debt financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure our indebtedness, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and to meet our other obligations.  In addition, if a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, the values of our properties may decline further, which could limit our ability to obtain future debt financing, refinance existing debt or utilize existing debt commitments and thus materially and adversely affect on our financial condition, particularly if it occurs at a time when we have significant debt maturities coming due.

Future increases in interest rates may adversely affect any future refinancing of our debt, may require us to sell properties and could adversely affect our ability to make distributions to our shareholders.

If we incur debt in the future and do not have sufficient funds to repay such debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings.  If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, our net income could be reduced and any increases in interest expense could adversely affect our cash flows. Consequently, our cash available for distribution to our shareholders would be reduced and we may be prevented from borrowing more money. Any such future increases in interest rates would result in higher interest rates on new debt and our existing variable rate debt and may adversely impact our financial condition.

Further, if we are unable to refinance our debt on acceptable terms, we may be forced to dispose of properties on disadvantageous terms, potentially resulting in losses.  We may place mortgages on properties that we acquire to secure a revolving line of credit or other debt.  To the extent we cannot meet future debt service obligations, we will risk losing some or all of our properties that may be pledged to secure our obligations. Also, covenants applicable to any future debt could impair our planned investment strategy, and, if violated, result in default.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Our board of directors may change significant corporate policies without shareholder approval.

Our investment, financing, borrowing and distribution policies and our policies with respect to all other activities, including growth, debt, capitalization and operations, are determined by our board of directors.  These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our shareholders.  As a result, the ability of our shareholders to control our policies and practices is extremely limited.  We could make investments and engage in business activities that are different from, and possibly riskier than, the investments and businesses described in this report.  In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements.  A change in these policies could have an adverse effect on our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations and to make distributions to our shareholders.

We could increase the number of authorized shares of stock and issue stock without shareholder approval.

Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to authorize us to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.

Provisions of our charter may limit the ability of a third party to acquire control of our company.

Our charter provides that no person may beneficially own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or 9.8% in value of the aggregate outstanding shares of our capital stock.  These ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our shareholders believe the change in control is in their best interests.

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium on their shares of common stock, including:

  •

“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter may impose special shareholder voting requirements unless certain minimum price conditions are satisfied; and

 •

“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then current market price.

In addition, the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our shareholders may believe to be in their best interests.

Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit your recourse in the event of actions that you do not believe are in your best interests.

Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our shareholders for money damages, except for liability resulting from:

•

actual receipt of an improper benefit or profit in money, property or services; or

•

a final judgment based upon a finding of active and deliberate dishonesty by the director or officer  that was material to the cause of action adjudicated.

In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us, to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and our officers with indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.

RISKS RELATING TO OUR REIT STATUS

Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders and materially and adversely affect our financial condition and results of operations.

Subject to the discussion below regarding the closing agreement that we have requested from the IRS, we believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Code beginning with our taxable year ended December 31, 2003, and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for federal income tax purposes. However, we cannot assure you that we have qualified or will qualify as such. Shareholders should be aware that qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the federal income tax consequences of such qualification.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our shareholders because:

•

we would not be allowed a deduction for dividends paid to shareholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•

we could be subject to the U.S. federal alternative minimum tax;

•

we could be subject to increased state and local taxes; and

•

unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will not be required to make distributions and it could result in default under certain of our indebtedness agreements. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our stock.

Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on net income from certain “prohibited transactions,” tax on income from certain activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes.  In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.  Also, our subsidiaries that are TRSs will be subject to regular corporate U.S. federal, state and local taxes.  To the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes as well. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

In order to qualify as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our shareholders.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than a minimum amount specified under the Code.  Moreover, our senior secured revolving line of credit and secured term loan may limit our distributions to the minimum amount required to maintain REIT status.  Specifically, they limit our distributions to the greater of 95% of FFO or the amount necessary for us to maintain our qualification as a REIT.  To the extent these limits prevent us from distributing 100% of our REIT taxable income, we will be subject to income tax, and potentially excise tax, on the retained amounts.

We may be required to borrow funds to satisfy our REIT distribution requirements.

In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or to sell equity securities in order to fund distributions required to maintain our qualification as a REIT. Also, although the IRS has issued Revenue Procedure 2010-12 treating certain issuances of taxable stock dividends by REITs as distributions for purposes of the REIT requirements for taxable years ending on or before December 31, 2011, no assurance can be given that the IRS will extend this treatment or that we will otherwise be able to pay taxable stock dividends to meet our REIT distribution requirements.

Dividends payable by REITs generally do not qualify for reduced tax rates.

Certain dividends payable to individuals, trusts and estates that are U.S. shareholders are currently subject to U.S. federal income tax at a maximum rate of 15% and are scheduled to be taxed at ordinary income rates for taxable years beginning after December 31, 2012. Dividends payable by REITs, however, are generally not eligible for the current reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or to liquidate otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make and refrain from engaging in certain activities.  Thus, compliance with the REIT requirements may hinder our performance.

In addition, if we fail to comply with certain asset ownership tests at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

We may be subject to adverse legislative or regulatory tax changes that could negatively impact our financial condition.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, regulation or administrative interpretation.

You may be restricted from acquiring or transferring certain amounts of our stock.

In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which we made a REIT election.  To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit of 9.8% and a common stock ownership limit of 9.8%.  Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate stock ownership limit, and any shares of common stock owned by affiliated owners will be added together for purposes of the common stock ownership limit.

If anyone attempts to transfer or own shares of stock in a way that would violate the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.  Anyone who acquires or owns shares of stock in violation of the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limit or limits have been waived by our board of directors, or in violation of the other restrictions on transfer or ownership in our charter bears the risk of a financial loss when the shares of stock are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs will generally not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

The ability of our board of directors to revoke our REIT qualification without shareholder approval may cause adverse consequences to our shareholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our shareholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to be a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and will be subject to U.S. federal income tax at regular corporate rates and state and local taxes, which may have adverse consequences on our total return to our shareholders.

We have requested a closing agreement with the IRS with respect to the administration of our distribution reinvestment plan prior to May 2006 and we may incur an expense even if the IRS grants our request.

In order to satisfy the REIT distribution requirements, the dividends we pay must not be “preferential” within the meaning of the Code. A dividend determined to be preferential will not qualify for the dividends paid deduction.  To avoid paying preferential dividends, we must treat every shareholder of a class of stock with respect to which we make a distribution the same as every other shareholder of that class, and we must not treat any class of stock other than according to its dividend rights as a class.

We have maintained a distribution reinvestment plan, or DRP, since we began making distributions.  Certain aspects of the operation of our DRP prior to May 2006 may have violated the prohibition against preferential dividends, and to address those issues we have requested a closing agreement from the IRS. From November 2003 through April 2006, we calculated distributions to our shareholders using a daily record and declaration date. The distributions so calculated for a given month were paid on the tenth day of the following month. However, for purposes of determining the amount of distributions to be paid in the following month, shares issued under the DRP prior to May 2006 were treated as issued on the first day of the month, rather than the tenth day of the month when cash dividends were paid. The administration of our DRP in such manner could be viewed as giving rise to preferential dividends, and thus the IRS could determine that our dividends paid from November 2003 through April 2006 did not qualify for the dividends paid deduction. If none of the dividends that we paid prior to May 2006 qualified for the dividends paid deduction, we would not have qualified as a REIT beginning in the tax year 2004, and we could be prohibited from reelecting REIT status until 2009. On January 20, 2011, we submitted a request to the IRS for a closing agreement whereby the IRS would agree that our dividends paid deduction for taxable years 2004 through 2006, the years for which we had positive taxable income, was sufficient for us to qualify for taxation as a REIT and would eliminate our REIT taxable income for such years, notwithstanding the administration of our DRP in the manner described above.  The IRS is currently reviewing our request and continues to move it through its review process.  If the IRS does not enter into a closing agreement, we could incur a tax related liability, representing a payment of corporate taxes due for past periods including interest and penalties for the open statutory tax years we would not have qualified as a REIT.

While there can be no assurance that the IRS will enter into a closing agreement with us, based upon the IRS entering into closing agreements with other REITs, we expect to obtain a closing agreement with the IRS for an estimated cost plus interest of approximately $62. We estimate that the range of loss that is reasonably possible is from approximately $62 if we obtain the closing agreement to approximately $155,000 if we do not obtain the closing agreement. We believe that it is probable that we will enter into a closing agreement with the IRS and, as a result, we have recorded an expense of $62 during the year ended December 31, 2010.

GENERAL INVESTMENT RISKS

The annual statement of value for shareholders subject to Employee Retirement Income Security Act (ERISA) and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.

The annual statement of estimated value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares. The annual statement of estimated value is based on the estimated value of each share of common stock based as of the close of our fiscal year. The board of directors, in part, utilized third party sources and advice in estimating value, which reflects, among other things, the impact of the adverse trends in the economy and the real estate industry. Because this is only an estimate, we may subsequently revise any annual valuation that is provided. We cannot assure that:

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

As of December 31, 2009, the value for our shares was estimated for ERISA purposes to be $6.85 per share.  As we currently intend to pursue the initial listing of our existing common stock on a national securities exchange within the next 12 months, we are not planning to publish an estimated annual statement of value of our common stock as of December 31, 2010.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth summary information regarding our consolidated operating portfolio at December 31, 2010 (GLA and dollars (other than per square foot information) in thousands).  For further details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Geographic Area	Number of Properties	GLA	Percent of Total GLA (a)	Percent Leased (b)	ABR	Percent of Total ABR (a)	ABR Per Leased Sq. Ft. (c)
Northeast
Connecticut, Maine, Maryland, Massachusetts, New Jersey, New York, Pennsylvania, Rhode Island, Vermont	70	8,352	23.3%	92.1%	$111,018	25.6%	$14.43
Texas
Texas	49	7,565	21.2%	85.8%	99,049	22.9%	15.27
West
Arizona, California, Colorado, Montana, Nevada, New Mexico, Utah, Washington	49	7,293	20.4%	75.2%	80,791	18.7%	14.74
Southeast
Alabama, Florida, Georgia, Kentucky, North Carolina, South Carolina, Tennessee, Virginia	60	7,068	19.8%	92.4%	79,910	18.5%	12.24
Midwest
Arkansas, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Missouri, Ohio, Oklahoma, Wisconsin	38	5,488	15.3%	88.4%	62,003	14.3%	12.78

Total - Retail (d)	266	35,766	100.0%	86.8%	$432,771	100.0%	$13.94
Office	12	3,335		96.5%	38,944		12.10
Industrial	6	3,390		100.0%	12,966		3.82
Total Consolidated Operating Portfolio	284	42,491		88.6%	$484,681		$12.87

(a) Percentages are only provided for our retail operating portfolio.

(b)

Based on leases commenced as of December 31, 2010 and calculated as leased GLA divided by total GLA.  As of December 31, 2010, the consolidated operating portfolio was 90.2% leased, including leases signed, but not commenced.

(c) Represents ABR divided by leased GLA.

(d)

Includes (i) 55 properties consisting of 6,542 of GLA and representing $84,882 of ABR held in one joint venture in which we have a 77% interest and (ii) a portion of one property consisting of 311 of GLA and representing $6,692 of ABR held in one joint venture in which we have a 95% interest.

The following sets forth information regarding the 20 largest tenants in our retail operating portfolio, based on ABR, as of December 31, 2010 (GLA and dollars, other than per square foot information, in thousands).

Tenant (a)	Number of Stores	Leased GLA	Percent of Leased GLA (b)	ABR	Percent of Total ABR (c)	ABR per Leased GLA (d)	Type of Business
Best Buy	26	1,022	3.3%	$13,879	3.2%	$13.59	Electronics
TJX Companies (e)	37	1,120	3.6%	10,323	2.4%	9.22	Discount Clothing
Rite Aid Store	34	421	1.4%	10,320	2.4%	24.51	Drug Store
Stop & Shop	10	479	1.5%	10,007	2.3%	20.90	Grocery
Bed Bath & Beyond, Inc. (f)	26	710	2.3%	9,109	2.1%	12.82	Home Goods
Home Depot	9	1,097	3.5%	9,102	2.1%	8.30	Home Improvement
Ross Dress for Less	32	955	3.1%	8,796	2.0%	9.21	Discount Clothing
PetSmart (g)	30	643	2.1%	8,552	2.0%	13.30	Pet Supplies
The Sports Authority	17	724	2.3%	8,423	1.9%	11.64	Sporting Goods
Kohl's Corporation	15	1,178	3.8%	7,979	1.8%	6.78	Discount Department Store
Wal-Mart Stores, Inc. (h)	6	1,045	3.4%	6,779	1.6%	6.49	Discount Department Store
Publix	16	635	2.0%	6,723	1.6%	10.58	Grocery
Edwards	2	219	0.7%	6,558	1.5%	29.92	Theatre
Office Depot	36	370	1.2%	5,866	1.4%	15.87	Office Supplies
Pier 1 Imports	21	437	1.4%	5,864	1.4%	13.43	Home Goods
Michaels	23	530	1.7%	5,648	1.3%	10.66	Arts & Crafts
Dick's Sporting Goods	9	465	1.5%	5,436	1.3%	11.70	Sporting Goods
Gap Inc. (i)	26	383	1.2%	5,005	1.2%	13.08	Clothing
The Kroger Co. (j)	14	551	1.8%	4,799	1.1%	8.71	Grocery
CVS	15	185	0.6%	4,756	1.1%	25.72	Drug Store
	404	13,169	42.4%	$153,924	35.7%	$11.69
(a) Excludes 2 office tenants, Hewitt Associates LLC consisting of 1,162 of GLA and $15,106 of ABR and Zurich American Insurance Company, consisting of 895 of GLA and $10,476 of ABR.
(b) Represents the percentage of total leased GLA of our consolidated retail operating properties.
(c) Represents the percentage of total annualized base rent from our consolidated retail operating properties.
(d) Represents annualized base rent divided by leased GLA.
(e) Includes TJ Maxx (17 locations), Marshalls (16 locations), HomeGoods (three locations) and A.J. Wright (one location).
(f) Includes Bed Bath & Beyond (25 locations) and the Christmas Tree Shops (one location).
(g) We also lease a one million square foot distribution center to PetSmart with annualized base rent of $3,400.
(h) Includes Wal-Mart (five locations) and Sam's Club (one location).
(i) Includes Old Navy (17 locations), The Gap (five locations) and Banana Republic (four locations).
(j) Includes Kroger (11 locations), Food 4 Less (one location), King Soopers Grocery Store (one location) and King Soopers Fuel Site (one location).

The following table sets forth a summary, as of December 31, 2010, of lease expirations schedule to occur during each of the ten calendar years from 2011 to 2020 and thereafter, assuming no exercise of renewal options or early termination rights.  The following table is based on leases commenced as of December 31, 2010 for our retail operating portfolio.  Dollars (other than per square foot information) and square feet of GLA are presented in thousands in the table.

Lease Expiration Year	Number of Expiring Leases	GLA	Percent of Leased GLA	ABR	Percent of Total ABR	ABR per Leased Sq. Ft. (a)
2011 (b)	373	1,515	4.9%	$24,774	5.7%	$16.35
2012	548	2,114	6.8%	36,593	8.5%	17.31
2013	548	2,904	9.4%	45,541	10.5%	15.68
2014	589	3,997	12.9%	60,493	14.0%	15.13
2015	413	3,301	10.6%	46,065	10.6%	13.95
2016	239	2,167	7.0%	31,732	7.3%	14.64
2017	111	1,567	5.0%	19,543	4.5%	12.47
2018	86	1,050	3.4%	16,502	3.8%	15.72
2019	90	1,892	6.1%	25,142	5.8%	13.29
2020	95	2,022	6.5%	23,871	5.5%	11.81
Thereafter	233	8,171	26.3%	97,916	22.6%	11.98
Month to month	73	343	1.1%	4,599	1.2%	13.41
Leased Total	3,398	31,043	100.0%	$432,771	100.0%	$13.94

(a) Represents ABR divided by leased GLA.
(b) Excludes month to month leases.

As of December 31, 2010, the weighted average lease term of leases at our office and industrial properties, based on ABR, was 6.8 years, with no expirations prior to 2014.

Item 3.  Legal Proceedings

We previously disclosed in our Form 10-K, as amended, for the fiscal years ended December 31, 2009, 2008 and 2007, respectively, the lawsuit filed against us and 19 other defendants by City of St. Clair Shores General Employees Retirement System and Madison Investment Trust in the United States District Court for the Northern District of Illinois (the “Court”).  We previously disclosed in our Form 8-K filed on July 20, 2010, that on July 14, 2010, the lawsuit was settled by us and all other defendants (the “Settlement”), subject to preliminary and final approval by the Court and neither we nor Daniel L. Goodwin (who beneficially owned more than 5% of our stock as of December 31, 2010 and 2009) exercising a right to terminate the Settlement if class members holding more than an agreed-upon percentage of shares elected to opt out of the Settlement.  Following notice of the Settlement to the class members, seven class members elected to opt out of the Settlement. The right to terminate the Settlement was not triggered based on the number of shares held by these seven class members. On November 8, 2010, the Court granted final approval of the Settlement.

Pursuant to the terms of the Settlement, 9,000 shares of our common stock were transferred back to us from shares of common stock issued to the owners (the “Owners”) of certain entities that were acquired by us in our internalization transaction.  This share transfer was recorded as a capital transaction in the fourth quarter of 2010.  Pursuant to the Settlement, we paid the fees and expenses of counsel for class plaintiffs in the amount of $10,000, as awarded by the Court on November 8, 2010.  We were reimbursed $1,994 by our insurance carrier for a portion of such fees and expenses.  The Owners (who include Daniel L. Goodwin and certain of our directors and executive officers) also agreed to provide a limited indemnification to certain defendants who are our directors and an officer if any class members opted out of the Settlement and brought claims against them.  To our knowledge, none of the seven class members who opted out of the Settlement have filed claims against us or our directors and officers.

Item 4.  (Removed and Reserved)

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.  In order for qualified plans to report account values as required by ERISA, we have historically provided an estimated share value on an annual basis. As of December 31, 2009, the annual statement of value for shareholders subject to ERISA was estimated to be $6.85 per share.  As we currently intend to pursue the initial listing of our existing common stock on a national securities exchange within the next 12 months, we are not planning to publish an estimated annual statement of value of our common stock as of December 31, 2010.

Under the DRP, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder, without incurring any brokerage commission, fees or service charges.  Thus, since March 1, 2010, additional shares of our stock purchased under the DRP have been purchased at a price of $6.85 per share.

Shareholders

As of December 31, 2010, we had 111,263 shareholders of record.

Distributions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO or the amount necessary for us to maintain our qualification as a REIT.

If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, borrow funds, sell assets or reduce such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors”.

The table below sets forth the quarterly dividend distributions per common share for the years ended December 31, 2010 and 2009:

	2010	2009
First quarter	$0.04375	$0.0488
Second quarter	0.04625	0.05
Third quarter	0.05	0.025
Fourth quarter	0.05625	0.0325
Total	$0.19625	$0.1563

The following table compares cash flows provided by operating activities to distributions declared for years ended December 31, 2010 and 2009:

	2010	2009
Cash flows provided by operating activities	$184,072	$249,837
Distributions declared	94,579	75,040
Excess	$89,493	$174,797

For each of these periods, our cash flows provided by operating activities exceeded the amount of our distributions declared.

Equity Compensation Plan Information

We have adopted an Amended and Restated Independent Director Stock Option Plan, or the Plan, which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  Generally, these options are granted with an exercise price equal to the fair value of the shares on the date granted and are subject to vesting.  As of December 31, 2010, options to purchase one share have been exercised.

The following table sets forth the following information as of December 31, 2010: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options; (ii) the weighted-average exercise price of such options, and (iii) the number of shares of our commons stock remaining available for future issuance under our equity compensation plans, other than the outstanding options described above.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares of common stock reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	-	-	10,000
Equity Compensation Plans Not Approved by Shareholders	139	$ 8.68	235

At our annual shareholders’ meeting held on October 14, 2008, our shareholders voted to approve the establishment of the Equity Compensation Plan, which, subject to certain conditions, authorizes (at the discretion of our board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to our employees in connection with compensation and incentive arrangements that may be established by the board of directors.  At December 31, 2010, no awards under the Equity Compensation Plan have been granted.

During 2010, the Compensation Committee approved an executive bonus program pursuant to which our executives are eligible to receive bonuses payable in shares of restricted common stock.  For each executive, a portion of his award, if any, will be based upon individual performance as determined by the Compensation Committee at its discretion and a portion, if any, will be based on certain corporate performance measures.  An insignificant amount of expense was recorded during 2010 related to this bonus program.  As of the date of this filing, the Compensation Committee had not yet met to finalize the 2010 awards, if any.  Refer to Item 11. “Executive Compensation” for more information.

Item 6. Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

For the years ended December 31, 2010, 2009, 2008, 2007 and 2006

(Amounts in thousands, except per share amounts)

	2010	2009	2008	2007	2006
Net investment properties	$5,686,473	$6,103,782	$6,631,506	$6,727,154	$6,873,144
Total assets	$6,386,836	$6,928,365	$7,606,664	$8,305,831	$8,328,274
Mortgages and notes payable	$3,602,890	$4,003,985	$4,402,602	$4,271,160	$4,313,223
Total liabilities	$4,090,244	$4,482,119	$5,011,276	$4,685,539	$4,684,935
Common stock and additional paid-in-capital	$4,383,758	$4,350,966	$4,313,640	$4,387,188	$3,997,044
Total shareholders' equity	$2,294,902	$2,441,550	$2,572,348	$3,598,765	$3,508,564
Total revenues	$647,056	$664,579	$707,195	$695,246	$645,836
(Loss) income from continuing operations	$(103,952)	$(131,886)	$(658,425)	$351	$24,794
Income (loss) from discontinued operations	$9,245	$16,477	$(24,788)	$42,683	$5,174
Net (loss) income	$(94,707)	$(115,409)	$(683,213)	$43,034	$29,968
Net (income) loss attributable to noncontrolling interests	$(1,136)	$3,074	$(514)	$(1,365)	$1,975
Net (loss) income attributable to Company shareholders	$(95,843)	$(112,335)	$(683,727)	$41,669	$31,943
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.22)	$(0.27)	$(1.43)	$-	$0.06
Discontinued operations	0.02	0.04	0.01	0.09	0.01
Net (loss) earnings per share attributable to Company shareholders (a)	$(0.20)	$(0.23)	$(1.42)	$0.09	$0.07

Distributions declared (b)	$94,579	$75,040	$308,798	$292,615	$283,903
Distributions declared per common share (a)	$0.20	$0.16	$0.64	$0.64	$0.64
Funds from operations (c)	$135,170	$141,844	$(349,401)	$287,601	$286,398
Cash flows provided by operating activities (b)	$184,072	$249,837	$309,351	$318,641	$296,578
Cash flows provided by (used in) investing activities	$154,400	$193,706	$(178,555)	$(511,676)	$(536,257)
Cash flows (used in) provided by financing activities	$(321,747)	$(438,806)	$(126,989)	$82,644	$168,583
Weighted average number of common shares outstanding-basic and diluted	483,743	480,310	481,442	454,287	441,816

The selected financial data above should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.  Previously reported selected financial data reflects certain reclassifications to income from discontinued operations as a result of the sales of investment properties in 2010.  In addition, on January 1, 2009, we adopted new guidance on noncontrolling interests that required retrospective application, in which all periods presented reflect the necessary changes.

(a)

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding.  The $0.20 per share distribution declared for the year ended December 31, 2010 represented 70% of our FFO for the period.  Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  For the year ended December 31, 2010, 100% of the $83,385 tax basis distribution in 2010 represented a return of capital.  In order to maintain our qualification as a REIT, we must make annual distributions to shareholders of at least 90% of our REIT taxable income.  REIT taxable income does not include capital gains.  Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)

The following table compares cash flows provided by operating activities to distributions declared:

	2010	2009	2008	2007	2006
Cash flows provided by operating activities	$184,072	$249,837	$309,351	$318,641	$296,578
Distributions declared	94,579	75,040	308,798	292,615	283,903
Excess	$89,493	$174,797	$553	$26,026	$12,675

(c)

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

FFO is calculated as follows:

	2010	2009	2008	2007	2006
Net (loss) income attributable to Company shareholders	$(95,843)	$(112,335)	$(683,727)	$41,669	$31,943
Add:
Depreciation and amortization	267,500	279,361	337,070	280,688	260,042
Less:
Gain on sales of investment properties	(24,465)	(21,545)	-	(31,313)	-
Noncontrolling interests share of depreciation
related to consolidated joint ventures	(12,022)	(3,637)	(2,744)	(3,443)	(5,587)
Funds from operations	$135,170	$141,844	$(349,401)	$287,601	$286,398

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations, which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the years ended December 31, 2010, 2009 and 2008 were $13,826, $13,735 and $67,092, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•

adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•

general volatility of the capital and credit markets;

•

changes in our business strategy;

•

defaults on, early terminations of or non-renewal of leases by tenants;

•

bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•

increased interest rates and operating costs;

•

declining real estate valuations and impairment charges;

•

availability, terms and deployment of capital;

•

our failure to obtain necessary outside financing;

•

our expected leverage;

•

decreased rental rates or increased vacancy rates;

•

our failure to generate sufficient cash flows to service our outstanding indebtedness;

•

difficulties in identifying properties to acquire and completing acquisitions;

•

risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•

our failure to successfully operate acquired properties and operations;

•

our projected operating results;

•

our ability to manage our growth effectively;

•

our failure to successfully redevelop properties;

•

estimates relating to our ability to make distributions to our shareholders in the future;

•

impact of changes in governmental regulations, tax law and rates and similar matters;

•

our failure to qualify as a REIT;

•

future terrorist attacks in the U.S.;

•

environmental uncertainties and risks related to natural disasters;

•

lack or insufficient amounts of insurance;

•

financial market fluctuations;

•

availability of and our ability to attract and retain qualified personnel;

•

retention of our senior management team;

•

our understanding of our competition;

•

changes in real estate and zoning laws and increases in real property tax rates; and

•

our ability to comply with the laws, rules and regulations applicable to companies.

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors.”  Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K, except as required by applicable law.

The following discussion and analysis compares the year ended December 31, 2010 to the years ended December 31, 2009 and 2008, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers and single-user retail properties. We are one of the largest owners and operators of shopping centers in the United States. As of December 31, 2010, our retail operating portfolio consisted of 266 properties with approximately 35,766,000 square feet of GLA was geographically diversified across 37 states and includes power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in strong retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties are recently constructed, with a weighted average age, based on ABR of only approximately 9.7 years since the initial construction or most recent major renovation. As of December 31, 2010, our retail operating portfolio was 88.7% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of December 31, 2010, we also held interests in 18 other operating properties, including 12 office properties and six industrial properties, 19 retail operating properties held by three unconsolidated joint ventures and eight retail properties under development.  The following summarizes our consolidated operating portfolio as of December 31, 2010:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	211	29,224	86.0%	87.9%
Joint venture	55	6,542	90.4%	92.5%

Total retail	266	35,766	86.8%	88.7%
Office/Industrial
Wholly-owned	18	6,725	98.3%	98.3%
Total Consolidated Operating Portfolio	284	42,491	88.6%	90.2%

(a) Includes leases signed but not commenced.

Our shopping centers are primarily anchored or shadow anchored by strong national and regional grocers, discount retailers and other retailers that provide basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath and Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  As of December 31, 2010, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailers that sell basic household goods or clothing. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,600 tenants with no one tenant representing more than 3.2% of the total ABR generated from our retail operating properties, or our retail ABR.

We are encouraged by the leasing activity we have achieved during 2010.  Due in large part to the downturn in the economy, we previously had approximately 3,245,000 square feet of retail space become available due to the bankruptcies of Mervyns, Linens ‘n Things and Circuit City in 2008.  As of December 31, 2010, approximately 154,000 square feet of this space has been sold and 1,767,000 square feet has been re-leased, with an additional 468,000 square feet of this space with active letters of intent or in various stages of lease negotiations, for a total of approximately 73.6% of the space being addressed.  During the year ended December 31, 2010, we signed 531 new and renewal leases for a total of approximately 4,164,000 square feet.  As we continue to sign new leases, rental rates have generally been below the previous rates and we have continued to see increased demands for rent abatement and capital investment, in the form of tenant improvements and leasing commissions, required from us.  However, as retail sales and the overall economy continue to improve, such rental spreads are stabilizing.

2010 Company Highlights

Asset Dispositions and Debt Transactions

In 2010, we focused on strengthening our balance sheet by deleveraging through asset dispositions and debt refinancing transactions.  Specifically, we:

•

sold eight operating properties aggregating 894,500 square feet for $104,635, resulting in net proceeds of $21,024 and debt extinguishment of $106,791;

•

closed on partial sales of eight operating properties to our RioCan joint venture aggregating 1,146,200 square feet for $159,918, resulting in net proceeds of $48,616 and debt extinguishment of $97,888, and

•

obtained mortgages and notes payable proceeds of $737,890, made mortgages and notes payable repayments of $1,018,351 and received forgiveness of debt of $50,831.

We plan to continue to pursue opportunistic dispositions of non-retail properties and free standing, triple-net retail properties to continue to focus our portfolio on well located, high quality shopping centers.

Joint Ventures

We leverage our leasing and property management platform through the strategic formation, capitalization and management of joint ventures.  We partner with institutional capital providers to supplement our capital base in a manner accretive to our shareholders.  On May 20, 2010, we entered into definitive agreements to form a joint venture with a wholly-owned affiliate of RioCan and agreed to contribute eight shopping centers located in Texas to the joint venture. Under the terms of the agreements, RioCan contributed cash for an 80% interest in the venture and we contributed a 20% interest in the properties.  The joint venture acquired an 80% interest in the properties from us in exchange for cash, each of which was accounted for as a partial sale of real estate. As of December 31, 2010, our RioCan joint venture had acquired eight properties from us for a purchase price of $159,442, and had assumed from us mortgages payable on these properties totaling approximately $97,888.  In addition, we have received additional earnout proceeds of $476 during the year ended December 31, 2010.

Leasing Activity

During the year ended December 31, 2010, we signed 531 new and renewal leases for a total of approximately 4,164,000 square feet.  We are encouraged by the solid leasing activity we have achieved during 2010 and believe that our occupancy will continue to increase over time.

Distributions

We declared quarterly distributions totaling $0.20 per share during 2010.  We have increased the quarterly distribution rate for five consecutive quarters.

Economic Conditions and Outlook

Since bottoming in December 2009, the economy has evidenced consistent growth.  Economic growth, measured by gross domestic product, or GDP, was steady through the first three quarters of 2010, driven by improvement in consumer spending as well as an increase in private investment.  If GDP growth continues to improve, then the pace of the economic recovery that began in 2010 should continue to accelerate into 2011.

Recent growth in employment and consumer confidence also suggests that the U.S. economy is progressing.  Since December 2009, the economy has added more than 1,300,000 jobs in the private sector.  Further, real per capita disposable income growth, a key metric for the retail industry, increased 1.93% year-over-year in the third quarter, after a more modest 0.44% increase in 2009.

As employment and income growth accelerate, one might expect consumer confidence to increase accordingly, driving stronger retail sales growth.  Retail sales continued to recover in 2010, increasing at an average annual rate of 6.6% each month.  Furthermore, some consumers have shifted their behavior as a result of the recession, providing a boost to value-oriented grocers, discount retailers and other retailers that provide basic household goods or clothing.

Even as the economy recovered, retail construction activity, as measured by the value of construction put-in-place, remained very low through the first three quarters of 2010 because of high vacancy rates and a lack of available construction financing.  In the third quarter of 2010, the value of put-in-place construction totaled a seasonally adjusted annual rate of approximately $18,200,000, compared with fourth-quarter averages of approximately $43,700,000 between 2002 and 2008.

As job growth and higher confidence levels boost consumer demand, retail market conditions may begin to improve in 2011.  If demand rebounds, tenant competition for existing space is expected to increase because of the limited amount of new space becoming available.

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

Comparison of the years ended December 31, 2010 to December 31, 2009

The table below presents operating information for our same store portfolio consisting of 284 operating properties acquired or placed in service prior to January 1, 2009, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2010 and 2009. The properties in “Other investment properties” include the properties that were partially sold to our RioCan joint venture during 2010, none of which qualified for discontinued operations accounting treatment.

	2010	2009	Impact	Percentage
Revenues:
Same store investment properties (284 properties):
Rental income	$484,838	$492,306	$(7,468)	(1.5)
Tenant recovery income	111,573	117,008	(5,435)	(4.6)
Other property income	16,131	18,713	(2,582)	(13.8)
Other investment properties:
Rental income	17,835	18,811	(976)	(5.2)
Tenant recovery income	3,660	5,039	(1,379)	(27.4)
Other property income	459	91	368	404.4
Expenses:
Same store investment properties (284 properties):
Property operating expenses	(98,374)	(110,246)	11,872	10.8
Real estate taxes	(82,960)	(89,129)	6,169	6.9
Other investment properties:
Property operating expenses	(3,980)	(4,660)	680	14.6
Real estate taxes	(3,064)	(4,124)	1,060	25.7
Property net operating income:
Same store investment properties	431,208	428,652	2,556	0.6
Other investment properties	14,910	15,157	(247)	(1.6)
Total net operating income	446,118	443,809	2,309	0.5
Other income (expense):
Straight-line rental income	7,595	8,010	(415)
Amortization of acquired above and below market lease intangibles	1,969	2,340	(371)
Straight-line ground rent expense	(4,109)	(3,987)	(122)
Straight-line bad debt expense	(124)	(3,693)	3,569
Insurance captive income	2,996	2,261	735
Depreciation and amortization	(246,841)	(248,894)	2,053
Provision for impairment of investment properties	(14,430)	(53,900)	39,470
Loss on lease terminations	(13,826)	(13,735)	(91)
Insurance captive expenses	(3,392)	(3,655)	263
General and administrative expenses	(18,119)	(21,191)	3,072
Dividend income	3,472	10,132	(6,660)
Interest income	740	1,483	(743)
Loss on partial sales of investment properties	(385)	-	(385)
Equity in income (loss) of unconsolidated joint ventures	2,025	(11,299)	13,324
Interest expense	(260,950)	(234,077)	(26,873)
Co-venture obligation expense	(7,167)	(597)	(6,570)
Recognized gain on marketable securities, net	4,007	18,039	(14,032)
Impairment of notes receivable	-	(17,322)	17,322
Gain on interest rate locks	-	3,989	(3,989)
Other expense	(3,531)	(9,599)	6,068
Loss from continuing operations	(103,952)	(131,886)	27,934	21.2
Discontinued operations:
Operating loss	(14,561)	(9,906)	(4,655)
Gain on sales of investment properties	23,806	26,383	(2,577)
Income from discontinued operations	9,245	16,477	(7,232)	(43.9)
Net loss	(94,707)	(115,409)	20,702	17.9
Net (income) loss attributable to noncontrolling interests	(1,136)	3,074	(4,210)	(137.0)
Net loss attributable to Company shareholders	$(95,843)	$(112,335)	$16,492	14.7

Total net operating income increased by $2,309, or 0.5%.  Total rental income, tenant recovery and other property income decreased by $17,472, or 2.7%, and total property operating expenses decreased by $19,781, or 9.5%, for the year ended December 31, 2010, as compared to December 31, 2009.

Rental income. Rental income decreased $7,468 or 1.5%, on a same store basis from $492,306 to $484,838. The same store decrease is primarily due to:

•

an increase of $11,034 composed of $34,388 as a result of new tenant leases replacing former tenants partially offset by $23,354 from early terminations and natural expirations of certain tenant leases;

•

a decrease of $17,616 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Overall, rental income decreased $8,444, or 1.7%, from $511,117 to $502,673, primarily due to the same store portfolio described above, in addition to a decrease of $976 in other investment properties primarily due to:

•

a decrease of $1,795 due to the partial sale of eight investment properties to our RioCan joint venture during 2010, partially offset by

•

an increase of $660 related to development properties placed into service subsequent to December 31, 2008.

Tenant recovery income.  Tenant recovery income decreased $5,435, or 4.6%, on a same store basis from $117,008 to $111,573, primarily due to:

•

a 9.2% decrease in common area maintenance recovery income, primarily due to reduced recoverable property operating expenses described below, and

•

a 6.9% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below.

Overall, tenant recovery income decreased $6,814, or 5.6%, from $122,047 to $115,233, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income from properties partially sold to our RioCan joint venture.

Other property income.  Other property income decreased overall by $2,214, or 11.8%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses. Property operating expenses decreased $11,872, or 10.8%, on a same store basis from $110,246 to $98,374.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $3,832, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $2,311 and $5,011, respectively, due to the continued efforts of management to contain costs.

Overall, property operating expenses decreased $12,552, or 10.9%, from $114,906 to $102,354, due to the decrease in the same store portfolio described above, in addition to a decrease in bad debt expense of $443 and a decrease in certain non-recoverable and recoverable property operating expenses of $194 and $137, respectively, in other investment properties.

Real estate taxes.  Real estate taxes decreased $6,169, or 6.9%, on a same store basis from $89,129 to $82,960.  This decrease is primarily due to:

•

a net decrease of $4,609 over 2009 real estate tax expense primarily due to decreases in assessed values;

•

an increase of $2,089 in real estate tax refunds received during 2010 for prior year tax assessment adjustments; partially offset by

•

an increase in tax consulting fees of $574 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Overall, real estate taxes decreased $7,229, or 7.8%, from $93,253 to $86,024 primarily due to the decrease in the same store portfolio described above and a net decrease of $995 over 2009 real estate tax expense due to decreases in assessed values on certain properties partially sold to our RioCan joint venture.

Other income (expense). Other income (expense) changed from net expense of $575,695 to net expense of $550,070. The decrease in net expense of $25,625, or 4.5%, is primarily due to:

•

a $39,470 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the consolidated financial statements), we recognized impairment charges of $14,430 and $53,900 for the year ended December 31, 2010 and 2009, respectively. Although 41 of our properties had impairment indicators at December 31, 2010, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 53%. Accordingly, no additional impairment provisions were warranted for these properties;

•

a $17,322 decrease in impairment of notes receivable due to the impairment of two notes receivable in 2009;

•

a $13,324 decrease in equity in loss of unconsolidated joint ventures due primarily to impairments recorded by one joint venture in 2009 that did not reoccur in 2010, partially offset by

•

a $14,032 decrease in recognized gain on marketable securities primarily as a result of a significant liquidation of the marketable securities portfolio in 2009 and no other-than-temporary impairment recorded in 2010 as compared to other-than-temporary impairment of $24,831 recorded in 2009, and

•

a $26,873 increase in interest expense primarily due to:

-

higher interest rates on refinanced debt resulting in an increase of $15,927;

-

an increase of $16,214 related to the senior and junior mezzanine notes of IW JV that were entered into in December 2009, partially offset by

-

a decrease in prepayment penalties and other costs associated with refinancings of $2,685, and

-

a decrease in other financing costs of $1,632 due to a decrease in the amount of preferred returns paid to a joint venture partner.

Discontinued operations. Discontinued operations consist of amounts related to eight properties that were sold during each of the years ended December 31, 2010 and 2009.  We closed on eight properties during the year ended December 31, 2010 aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified for held for sale accounting treatment as of December 31, 2010.  We closed on the sale of eight properties during the year ended December 31, 2009 aggregating 1,579,000 square feet, for a combined sales price of $338,057. The aggregated sales resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383. The properties sold included three office buildings, three single-user retail properties and two multi-tenant properties.

Comparison of the years ended December 31, 2009 to December 31, 2008

The table below presents operating information for our same store portfolio consisting of 281 operating properties acquired or placed in service prior to January 1, 2008, along with a reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the years ended December 31, 2009 and 2008.

	2009	2008	Impact	Percentage
Revenues:
Same store investment properties (281 properties):
Rental income	$495,782	$531,511	$(35,729)	(6.7)
Tenant recovery income	118,211	128,355	(10,144)	(7.9)
Other property income	18,516	19,505	(989)	(5.1)
Other investment properties:
Rental income	15,335	8,831	6,504	73.6
Tenant recovery income	3,836	2,133	1,703	79.8
Other property income	288	237	51	21.5
Expenses:
Same store investment properties (281 properties):
Property operating expenses	(110,562)	(123,346)	12,784	10.4
Real estate taxes	(89,872)	(85,828)	(4,044)	(4.7)
Other investment properties:
Property operating expenses	(4,344)	(3,037)	(1,307)	(43.0)
Real estate taxes	(3,381)	(1,483)	(1,898)	(128.0)
Property net operating income:
Same store investment properties	432,075	470,197	(38,122)	(8.1)
Other investment properties	11,734	6,681	5,053	75.6
Total net operating income	443,809	476,878	(33,069)	(6.9)
Other income (expense):
Straight-line rental income	8,010	12,181	(4,171)
Amortization of acquired above and below market lease intangibles	2,340	2,504	(164)
Straight-line ground rent expense	(3,987)	(5,186)	1,199
Straight-line bad debt expense	(3,693)	(8,749)	5,056
Insurance captive income	2,261	1,938	323
Depreciation and amortization	(248,894)	(249,996)	1,102
Provision for impairment of investment properties	(53,900)	(51,600)	(2,300)
Loss on lease terminations	(13,735)	(64,648)	50,913
Insurance captive expenses	(3,655)	(2,874)	(781)
General and administrative expenses	(21,191)	(19,997)	(1,194)
Dividend income	10,132	24,010	(13,878)
Interest income	1,483	4,329	(2,846)
Equity in loss of unconsolidated joint ventures	(11,299)	(4,939)	(6,360)
Interest expense	(234,077)	(210,108)	(23,969)
Co-venture obligation expense	(597)	-	(597)
Recognized gain (loss) on marketable securities, net	18,039	(160,888)	178,927
Impairment of goodwill	-	(377,916)	377,916
Impairment of investment in unconsolidated entity	-	(5,524)	5,524
Impairment of notes receivable	(17,322)	-	(17,322)
Gain (loss) on interest rate locks	3,989	(16,778)	20,767
Other expense	(9,599)	(1,062)	(8,537)
Loss from continuing operations	(131,886)	(658,425)	526,539	80.0
Discontinued operations:
Operating loss	(9,906)	(24,788)	14,882
Gain on sales of investment properties	26,383	-	26,383
Income (loss) from discontinued operations	16,477	(24,788)	41,265	166.5
Net loss	(115,409)	(683,213)	567,804	83.1
Net loss (income) attributable to noncontrolling interests	3,074	(514)	3,588	698.1
Net loss attributable to Company shareholders	$(112,335)	$(683,727)	$571,392	83.6

Net operating income decreased by $33,069, or 6.9%.  Total rental income, tenant recovery and other property income decreased by $38,604, or 5.6%, and total property operating expenses decreased by $5,535, or 2.6%, for the year ended December 31, 2009, as compared to December 31, 2008.

Rental income. Rental income decreased $35,729 or 6.7%, on a same store basis from $531,511 to $495,782. The same store decrease is primarily due to:

•

a decrease of $28,548 in rental income due to tenant bankruptcies, primarily Linens ‘n Things, Circuit City and Mervyns;

•

a decrease of $3,657, composed of $7,292 as a result of early termination and natural expirations of certain tenant leases, partially offset by $3,635 from new tenant leases replacing former tenants;

•

a decrease of $4,409 due to reduced rent as a result of co-tenancy provisions in certain leases and reduced percentage rent as a result of decreased tenant sales; partially offset by

•

an increase of $1,939 due to earnouts completed subsequent to December 31, 2007.

Overall, rental income decreased $29,225, or 5.4%, from $540,342 to $511,117, primarily due to the same store portfolio described above, partially offset by an increase of $6,504 in other investment properties primarily due to:

•

an increase of $3,158 due to investment properties acquired subsequent to December 31, 2007, and

•

an increase of $2,854 related to development properties placed into service subsequent to December 31, 2007.

Tenant recovery income.  Tenant recovery income decreased $10,144, or 7.9%, on a same store basis from $128,355 to $118,211, primarily due to:

•

a 14.0% decrease in common area maintenance recovery income primarily due to reduced recoverable property operating expenses described below and reduced occupancy due to tenant vacancies resulting from 2008 bankruptcies and early lease terminations, and

•

a 2.9% decrease in real estate tax recovery primarily resulting from reduced occupancy as described above.

Overall, tenant recovery income decreased $8,441, or 6.5%, from $130,488 to $122,047, primarily due to the decrease in the same store portfolio described above, partially offset by recovery income from investment properties purchased after December 31, 2007 and phases of developments that have been placed into service subsequent to December 31, 2007.

Other property income.  Other property income decreased overall by $938, or 4.8%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses. Property operating expenses decreased $12,784, or 10.4%, on a same store basis from $123,346 to $110,562.  The same store decrease is primarily due to:

•

a decrease in bad debt expense of $6,674, and

•

a decrease in certain non-recoverable and recoverable property operating expenses of $6,449.

Overall, property operating expenses decreased $11,477, or 9.1%, from $126,383 to $114,906, due to the decrease in the same store portfolio described above, partially offset by an increase of $1,307 in other investment properties as follows:

•

an increase in bad debt expense of $209, and

•

an increase in certain non-recoverable and recoverable property operating expenses of $536 and $628, respectively.

Real estate taxes.  Real estate taxes increased $4,044, or 4.7%, on a same store basis from $85,828 to $89,872.  The same store increase is primarily due to:

•

an increase of $2,027 related to investment properties where vacated tenants with triple net leases had paid real estate taxes directly to the taxing authorities during 2008;

•

an increase of $1,092 in prior year estimates adjusted during 2009, based on actual real estate taxes paid;

•

a net increase of $192 over 2008 real estate tax expense due to normal increases and decreases in assessed values;

•

a decrease of $445 in real estate tax refunds received during 2009 for prior year tax assessment adjustments, and

•

an increase in tax consulting fees of $288 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Overall, real estate taxes increased $5,942, or 6.8%, from $87,311 to $93,253.  The other investment properties representing properties acquired subsequent to December 31, 2007 and phases of developments that have been placed into service resulted in an increase in real estate taxes of $1,898.

Other income (expense).  Other income (expense) changed from net expense of $1,135,303 to net expense of $575,695.  The decrease in net expense of $559,608, or 49.3% is primarily due to:

•

a $377,916 impairment of goodwill recognized in 2008;

•

a $178,927 decrease in recognized loss on marketable securities primarily as a result of a significant liquidation of the marketable securities portfolio in 2009 and $24,831 of other-than-temporary impairment recorded in 2009 as compared to other-than-temporary impairment of $160,327 recorded in 2008;

•

a $50,913 decrease in loss on lease terminations as a result of a decrease in tenants that vacated prior to lease expiration due to tenant bankruptcies and economic challenges facing tenants during 2009 as compared to 2008, and

•

a $20,767 decrease in loss on interest rate locks due to impairment recorded during 2008; partially offset by

•

a $13,878 decrease in dividend income due to sales of marketable securities, dividend reductions and suspensions;

•

a $4,171 decrease in straight-line rental income primarily due to reduced occupancy from tenant vacancies  and tenant bankruptcies in 2008 and tenants with co-tenancy rent reductions in 2009 as a result of such bankruptcies;

•

a $2,846 decrease in interest income as a result of full or partial payoffs of notes receivable subsequent to December 31, 2007, the impairment of a note receivable as of June 30, 2009 and $1,623 as a result of short-term investments receiving lower interest rates in interest bearing accounts, and

•

an increase of $23,969 in interest expense primarily due to:

-

higher interest rates on refinanced debt resulting in an increase of $6,667 and additional interest expense of $4,068 incurred prior to the completion of certain long-term refinancings;

-

prepayment penalties and other costs associated with refinancings of $5,066;

-

decreases in capitalized interest of $6,256 due to certain phases of our developments being placed into service;

-

an increase in interest on our line of credit of $3,389 due primarily to an increase in the interest rate, and

-

an increase of $2,650 related to the fixed variable spread related to our interest rate swaps, partially offset by decreases in margin payable interest of $3,192 due to decreases in the margin payable balance.

Discontinued operations.  Discontinued operations consist of amounts related to eight properties that were sold during each of the years ended December 31, 2010 and 2009.  Refer to discussion comparing 2010 and 2009 results for more detail on the transactions that resulted in discontinued operations.

Liquidity and Capital Resources

We anticipate that cash flows from operating activities will provide adequate capital for all scheduled interest and monthly principal payments on outstanding indebtedness, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement for the next twelve months and beyond.

Our primary expected uses and sources of our consolidated cash and cash equivalents are as follows:

USES	SOURCES
Short-Term:	Short-Term:

•

Tenant improvement allowances

•

Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•

Distribution payments

•

Debt repayment requirements, including principal, interest and costs to refinance

•

Corporate and administrative expenses

•

Operating cash flow

•

Available borrowings under revolving credit facility

•

Distribution reinvestment plan

•

Secured loans collateralized by individual properties

•

Asset sales

•

Cash and cash equivalents

Long-Term:	Long-Term:
• Acquisitions • New development • Major redevelopment, renovation or expansion programs at individual properties • Debt repayment requirements, including both principal and interest	• Secured loans collateralized by individual properties • Long-term construction project financing • Joint venture equity from institutional partners • Sales of marketable securities • Asset sales

One of our main areas of focus over the last few years has been on strengthening our balance sheet and addressing debt maturities.  We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our rate of distributions to shareholders, the suspension of our share repurchase program and total or partial dispositions of assets through sales or contributions to joint ventures.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures to preserve cash.

The table below summarizes our consolidated indebtedness at December 31, 2010:

Debt	Aggregate Principal Amount at 12/31/10	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
Mortgages payable	$2,871,573	5.81%	5.7 years
IW JV mortgages payable	495,632	7.50%	8.9 years
IW JV senior mezzanine note	85,000	12.24%	8.9 years
IW JV junior mezzanine note	40,000	14.00%	8.9 years
Construction loans	86,768	3.85%	1.3 years
Mezzanine note	13,900	11.00%	3.0 years
Margin payable	10,017	0.61%	1.0 year
Mortgages and notes payable	3,602,890
Line of credit	154,347	5.25%	0.8 year
Total consolidated indebtedness	$3,757,237

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of December 31, 2010, including construction loans and IW JV mortgages payable which are discussed further below, were $3,453,973 and had a weighted average interest rate of 5.99% at December 31, 2010. Of this amount, $3,349,816 had fixed rates ranging from 4.44% to 10.04% and a weighted average fixed rate of 6.04% at December 31, 2010. The remaining $104,157 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.47% at December 31, 2010. Properties with a net carrying value of $5,170,029 at December 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans and development properties with a net carrying value of $62,704 at December 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties.  As of December 31, 2010, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the year ended December 31, 2010, we obtained mortgages and notes payable proceeds of $737,890, made mortgages and notes payable repayments of $1,018,351 and received debt forgiveness of $50,831. In addition, our joint venture with RioCan assumed $97,888 of mortgages payable from us as of December 31, 2010. The new mortgages payable that we entered into during the year ended December 31, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years. The stated interest rates of the loans repaid during the year ended December 31, 2010 ranged from 1.65% to 6.75%. We also entered into modifications of existing loan agreements, which extended the maturities of $229,313 of mortgages payable up to December 2012.

IW JV 2009 Mortgages Payable and Mezzanine Notes

Upon formation of IW JV, a wholly-owned subsidiary, on November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into it. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us, and therefore consolidated, will continue to be managed and operated by us. Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is Chairman of the Board of certain affiliates of The Inland Group, Inc. The independent directors committee reviewed and recommended approval of this transaction to our board of directors.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures in three years. Additionally, we purchase a portion of our securities through a margin account. As of December 31, 2010 and 2009, we had recorded a payable of $10,017 and none, respectively, for securities purchased on margin. This debt bears a variable interest rate of LIBOR plus 35 basis points. At December 31, 2010, this rate was equal to 0.61%. This debt is due upon demand. The value of our marketable securities serves as collateral for this debt. During the year ended December 31, 2010, we borrowed $22,860 on our margin account and paid down $12,843.

Line of Credit

As of December 31, 2010, we had a credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to a collateral pool requirement. Based on the appraised value of the collateral pool, our ability to borrow was limited to $160,902 as of December 31, 2010. The credit agreement had a maturity date of October 14, 2011. The outstanding balance on the line of credit at December 31, 2010 and December 31, 2009 was $154,347 and $107,000, respectively.  As of December 31, 2010, management believes we were in compliance with all financial covenants under the credit agreement.

On February 4, 2011, we amended and restated our existing credit agreement to provide for a senior secured credit facility in the aggregate amount of $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan from a number of financial institutions. The senior secured revolving line of credit also contains an accordion feature that allows us to increase the availability thereunder to up to $500,000 in certain circumstances.

Upon closing, we borrowed the full amount of the term loan and, through the date of this filing, we had a total of $210,000 outstanding under the senior secured line of credit, including $154,347 that had been outstanding under our line of credit prior to the amendment and restatement of our credit agreement and $55,653 of additional borrowings. We used the secured term loan and the additional borrowings under our senior secured revolving line of credit to, among other things repay $178,591 of mortgage debt, including debt forgiveness of $10,723, that was secured by 16 properties and had a weighted average interest rate of 4.90% per annum and had matured or was maturing in 2011.

Availability. The aggregate availability under the senior secured revolving line of credit shall at no time exceed the lesser of (x) 65% of the appraised value of the borrowing base properties through the date of the issuance of our financial statements for the quarter ending March 31, 2012 and 60% thereafter and (y) the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.50x through the date of the issuance of our financial statements for the quarter ending March 31, 2012 and 1.60x thereafter, in each case, less the outstanding balance under the secured term loan. As of the date of this filing, the total availability under the revolving line of credit was $212,000, of which we had borrowed $210,000.

Maturity and Interest. The senior secured revolving line of credit and the secured term loan mature on February 3, 2013; provided that we have a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.  The senior secured revolving line of credit and the secured term loan bear interest at a rate per annum equal to the London Interbank Offered Rate, or LIBOR, plus a margin of between 2.75% and 4.00% based on our leverage ratio as calculated under the credit agreement. As of the date of this filing, the interest rate under the senior secured revolving line of credit and secured term loan is 4.31%.

Security. The senior secured revolving line of credit and secured term loan are secured by mortgages on the borrowing base properties and are our direct recourse obligation.

Financial Covenants. The senior secured revolving line of credit and secured term loan include the following financial covenants: (i) maximum leverage ratio not to exceed 67.5%, which ratio will be reduced to 65% beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2011 and 60% beginning on the date of the issuance of our financial statements for the quarter ending June 30, 2012, (ii) minimum fixed charge coverage ratio of not less than 1.40x, which ratio will be increased to 1.45x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2011 and 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $1,750,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us (iv) minimum average economic occupancy rate of greater than 80% excluding pre-stabilization properties under construction, (v) unhedged variable rate debt of not more than 20% of total asset value, (vi) maximum dividend payout ratio of 95% of FFO or an amount necessary to maintain REIT status and (vii) secured recourse indebtedness and guarantee obligations excluding the senior secured revolving line of credit and secured term loan may not exceed $100,000.

Other Covenants and Events of Default. The senior secured revolving line of credit and secured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress and mortgage notes receivable, require that we obtain consent for any sale of assets with a value greater than 10% of our total asset value or merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior secured revolving line of credit and secured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $30,000 of non-recourse indebtedness that is currently in default), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.

Debt Maturities

The following table shows the scheduled maturities of mortgages payable, notes payable, margin payable and the line of credit as of December 31, 2010 for each of the next five years and thereafter and does not reflect the impact of any 2011 debt activity:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$646,060	$411,493	$305,913	$219,832	$468,143	$1,283,343	$3,334,784	$3,364,801
Notes payable	-	-	13,900	-	-	125,000	138,900	149,067
Total fixed rate debt	$646,060	$411,493	$319,813	$219,832	$468,143	$1,408,343	$3,473,684	$3,513,868
Variable rate debt:
Mortgages payable	$15,987	$88,170	$-	$-	$-	$-	$104,157	$104,157
Line of Credit	154,347	-	-	-	-	-	154,347	154,347
Margin payable	10,017	-	-	-	-	-	10,017	10,017
Total variable rate debt	180,351	88,170	-	-	-	-	268,521	268,521
Total maturing debt	$826,411	$499,663	$319,813	$219,832	$468,143	$1,408,343	$3,742,205	$3,782,389
Weighted average interest
rate on debt:
Fixed rate debt	5.43%	5.46%	5.55%	7.17%	5.78%	7.16%
Variable rate debt	5.16%	4.00%	-	-	-	-
Total	5.37%	5.20%	5.55%	7.17%	5.78%	7.16%

(a)	The debt maturity table does not include any premiums or discounts, of which $17,534 and $(2,502), net of accumulated amortization, respectively, is outstanding as of December 31, 2010.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Notes 1 and 10 to the consolidated financial statements. The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements. In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date. The maturity table includes $123,198 of mortgages payable that had matured as of December 31, 2010 in the 2011 column.

As of December 31, 2010, in addition to the $123,198 that had matured, we had $517,513 of mortgages payable, excluding principal amortization, maturing in 2011.  The following table sets forth our progress through the date of this filing in addressing 2010 and 2011 maturities:

	Matured as of December 31, 2010	Maturing in 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$65,902	$107,824
Refinanced	-	10,153
Other repayments	-	1,463
Total addressed subsequent to December 31, 2010	65,902	119,440
Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in March 2011	21,715	81,809
Actively marketing to sell or refinance related properties or seeking extensions	35,581	316,264
	$123,198	$517,513

As of the date of this filing, we had $76,057 of mortgages, secured by seven properties, that had matured and not been repaid, all of which are non-recourse. For $21,715 of these mortgages, we expect to repay the mortgage with borrowings under our senior secured revolving line of credit in March 2011. We are currently in active negotiations with the lenders regarding an appropriate course of action, including the potential refinancing of a discounted payoff amount, for the remaining $54,342 of mortgages payable. No assurance can be provided that these negotiations will result in favorable outcomes for us. One of the lenders with respect to a mortgage payable for $29,965 has asserted that certain events have occurred that trigger recourse to us; however, we believe that we have substantive defenses with respect to those claims.

Although the credit environment continues to be challenging, we believe that the credit markets have opened up considerably compared to the last few years. As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks, and have demonstrated reasonable success in addressing our maturing debt.

Distributions and Equity Transactions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO or the amount necessary for us to maintain our qualification as a REIT.

As part of the strengthening of our balance sheet over the past few years, we have reduced the rate of our distributions to shareholders.  The following table sets forth the amount of our distributions declared during the years ended December 31, 2010, 2009 and 2008 compared to cash flows provided by operating activities for each of these periods:

	2010	2009	2008
Cash flows provided by operating activities	$184,072	$249,837	$309,351
Distributions declared	94,579	75,040	308,798
Excess	$89,493	$174,797	$553

Effective November 19, 2008, the board of directors voted to suspend our share repurchase program. We maintain a DRP which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us. Such purchases under our DRP are not subject to brokerage commission fees or service charges. In conjunction with our estimate of the value of a share of our stock for annual statement of value purposes, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price. Thus, since March 1, 2010, additional shares of our stock purchased under our DRP have been purchased at a price of $6.85 per share.  As of December 31, 2010, we had issued approximately 70,683 shares pursuant to the DRP for an aggregate amount of $675,503. During the year ended December 31, 2010, we received $32,731 in investor proceeds through our DRP.

Capital Expenditures and Development Joint Venture Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or renovated) and can be met with funds from operations and working capital.

The following table provides summary information regarding our consolidated and unconsolidated properties under development as of December 31, 2010. As of December 31, 2010, we did not have any active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed. If we were to pre-lease all of the remaining estimated GLA, we estimate that the total remaining costs to complete the development of this space would be $55,754, which we expect to fund through construction loans and proceeds of potential sales of our Bellevue Mall and South Billings Center development properties. As of December 31, 2010, the ABR from the portion of our development properties with respect to which construction has been completed was $5,300.

		Our Ownership	Carrying Value at		Construction Loan Balance at
Location	Description	Percentage	December 31, 2010 (a)		December 31, 2010
Frisco, Texas	Parkway Towne Crossing	75.0%	$26,085		$20,757
Dallas, Texas	Wheatland Towne Crossing	75.0%	14,825		5,712
Henderson, Nevada	Lake Mead Crossing	25.0%	81,597		48,949
Henderson, Nevada	Green Valley Crossing	50.0%	23,750		11,350
Billings, Montana	South Billings Center	40.0%	5,077		-
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		-
Denver, Colorado	Hampton Retail Colorado	95.8%	6,836	(b)	4,031	(c)
			$184,618		$90,799

(a) Represents the total investment less accumulated depreciation

(b)

Represents the total investment less accumulated depreciation for the two properties under development.  There is an additional $19,447 of carrying value related to four operational properties held by the joint venture.

(c)

The construction loan balance is only the portion related to two properties under development held by the joint venture.  There is an additional $16,367 construction loan related to four operational properties held by the joint venture.

Asset Disposition and Operating Joint Venture Activity

During 2010 and 2009, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts.  The following table highlights the results of our asset dispositions during 2010 and 2009:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2010 Dispositions	8	894,500	$104,635	$106,791	$21,024
2009 Dispositions	8	1,579,000	$338,057	$208,552	$123,944

Statement of Cash Flows Comparison for the Years Ended December 31, 2010, 2009 and 2008

Cash Flows from Operating Activities

Cash flows provided by operating activities were $184,072, $249,837 and $309,351 for the years ended December 31, 2010, 2009 and 2008, respectively, which consists primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The decrease in operating cash flows comparing 2010 to 2009 of $65,765 is primarily attributable to an increase in interest paid of $26,003 which resulted, in part, from our refinancing efforts, a decrease in dividends received of $8,607, net cash paid in conjunction with the litigation matter settlement of $8,006, an increase in the cash portion of co-venture obligation expense of $5,584 and an increase in leasing fees paid of $1,124.  We have addressed a significant amount of mortgage debt exposure over the past two years and with our focus on leasing activity to increase occupancy and rental income, we believe that we will be able to meet our short-term and long-term cash requirements.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $154,400, $193,706 and $(178,555), respectively, for the years ended December 31, 2010, 2009 and 2008.  Of these amounts, $(22,967), $(38,680) and $46,966, respectively, represent restricted escrow activity.  During 2010 and 2009, those amounts were used to fund restricted escrow accounts, some of which are required under certain new mortgage debt arrangements.  In addition, $35,198, $40,778 and $132,233, respectively, were used for acquisition of new properties, earnouts at existing properties, capital expenditures and tenant improvements and $3,219, $15,297 and $73,137, respectively, were used for existing developments projects.  During each of the years ended December 31, 2010 and 2009, we sold eight properties, which resulted in sales proceeds of $96,059 and $172,007, respectively.  During the year ended December 31, 2010, we partially sold eight properties to an unconsolidated joint venture, which resulted in proceeds of $48,616.  There were no sales executed during 2008.  In addition, during the years ended December 31, 2010, 2009 and 2008, we purchased marketable securities of none, $190 and $28,443, respectively, and received proceeds from sales of marketable securities of $8,629, $125,088 and $34,789, respectively.

We will continue to execute our strategy to dispose of select non-retail properties and free standing, triple-net retail and other properties on an opportunistic basis; however it is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing vacant space could continue to be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $321,747, $438,806 and $126,989, respectively, for years ended December 31, 2010, 2009 and 2008.  We (used)/generated $(280,668), $(333,423) and $306,459, respectively, related to the net activity from proceeds from new mortgages secured by our properties, the secured line of credit, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the years ended December 31, 2010, 2009 and 2008, we also generated/(used) $10,017, $(56,340) and $(51,700), respectively, through the net borrowing of margin debt.  We paid $50,654, $47,651 and $155,592, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the years ended December 31, 2010, 2009 and 2008.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a strategic joint venture (MS Inland) with a large state pension fund. Under the joint venture agreement we contributed 20% of the equity and our joint venture partner contributed 80% of the equity. As of December 31, 2010, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption.

On May 20, 2010, we entered into definitive agreements to form our RioCan joint venture. As of December 31, 2010, our RioCan joint venture had acquired eight properties from us for a purchase price of $159,442, and had assumed from us mortgages payable on these properties totaling approximately $97,888. We had a 20% equity interest in our RioCan joint venture as of December 31, 2010.

In addition, we have entered into the two other unconsolidated joint ventures that are described in Note 11 to the consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures at December 31, 2010, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (1)	20.0%	$99,310	5.61%	2.8 years
MS Inland (2)	20.0%	$177,380	5.29%	3.3 years
Hampton Retail Colorado (3)	95.8%	$20,398	5.40%	3.7 years

(1)	Aggregate principal amount excludes mortgage premiums of $2,045 and discounts of $86, net of accumulated amortization.
(2)	Aggregate principal amount excludes mortgage premiums of $51 and discounts of $451, net of accumulated amortization.
(3)

The weighted average interest rate increases to 6.15% on September 1, 2012 and to 6.90% on September 1, 2013.  Aggregate principal amount excludes mortgage premiums of $4,471, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of December 31, 2010 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2010.

	Payment due by period
	Less than 1 year (2)	1-3 years	3-5 years	More than 5 years	Total
Long-term debt (1)
Fixed rate	$646,060	$731,306	$687,975	$1,408,343	$3,473,684
Variable rate	180,351	88,170	-	-	268,521
Interest	211,746	337,140	263,600	565,483	1,377,969
Operating lease obligations (3)	6,244	12,850	13,339	547,849	580,282
Purchase obligations (4)	1,400	-	-	-	1,400
	$1,045,801	$1,169,466	$964,914	$2,521,675	$5,701,856

(1)

The Contractual Obligations table does not include any premium or discounts of which $17,534 and $(2,502) net of accumulated amortization, respectively, is outstanding as of December 31, 2010.  The table also excludes accelerated principal payments that may be required as a result of conditions included in certain loan agreements and other financings and co-venture obligations as described in Notes 1 and 10 to the consolidated financial statements as we are unable to determine the exact timing and amount of future payments.  Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2010.

(2)

Included in the variable rate debt is $154,347 of borrowings under our credit agreement due in 2011 and $10,017 of margin debt secured by our portfolio of marketable securities.  These borrowings may be repaid over time upon sale of our portfolio of marketable securities.

The remaining borrowings outstanding through December 31, 2011 include amortization and maturities of mortgages and notes payable.  This includes 45 mortgage loans and one construction loan that mature in 2011.  The mortgages payable of $123,198 that had matured as of December 31, 2010 are also included in these amounts.  Mortgage loans are intended to be refinanced or paid off in 2011 using a combination of proceeds raised from expected asset sales, retained capital as a result of the suspension of the share repurchase program, and proceeds from our credit agreement, which was amended in February 2011 (See Note 9 to the consolidated financial statements).  The construction loans will be extended, paid off at the time of sale of the property, or converted to permanent financing upon completion.

(3)

We lease land under non-cancelable leases at certain of the properties expiring in various years from 2018 to 2105. The property attached to the land will revert back to the lessor at the end of the lease. We lease office space under non-cancellable leases expiring in various years from 2011 to 2013.

(4)

Purchase obligations include earnouts on previously acquired properties.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of December 31, 2010, we may pay as much as $1,400 in the future as retail space covered by earnout agreements.  During the year ended December 31, 2010, we paid $501 for one earnout at an existing property.

We have previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have funded our total commitments of $8,680.  The combined receivable balance at December 31, 2010 and 2009 was $8,290 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  In May 2010, we entered into an agreement related to the secured installment note that extended the maturity date from May 31, 2010 to February 29, 2012.

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

To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for impairment.

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement.  These costs are included in the investment properties classification as an addition to buildings and improvements.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements.  Acquired in-place lease value, customer relationship value, if any, other leasing costs and tenant improvements are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The portion of the purchase price allocated to acquired above market lease intangibles and acquired below market lease intangibles are amortized on a straight-line basis over the life of the related lease as an adjustment to net rental income and over the respective renewal period for below market leases with fixed renewal rates.  Renewal periods are excluded for amortization periods on above market lease intangibles.

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

If all of the above criteria are met, we classify the investment property as held for sale.  When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and we record the investment property held for sale at the lower of cost or net realizable value.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, if the operations and cash flows of the property have been eliminated from ongoing operations and we don’t have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity (VIE) and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary.  For partially-owned entities determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party.  We generally consolidate entities (in the absence of other factors when determining control) when we have over a 50% ownership interest in the entity.  We assess our interests in variable interest entities on an ongoing basis to determine whether or not we are a primary beneficiary.  However, we also evaluate who controls the entity even in circumstances in which we have greater than a 50% ownership interest.  If we do not control the entity due to the lack of decision-making abilities, we will not consolidate the entity.

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

Derivative and Hedging Activities

We adopted accounting guidance as of January 1, 2009 which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk related contingent features in derivative instruments.

All derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets,” or “Other liabilities.”  On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in other comprehensive loss until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in net loss.  We do not use derivatives for trading or speculative purposes.

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

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2009, companies that decrease their ownership in a subsidiary that involves in-substance real estate should account for the transaction under the guidance for sales of real estate. The transfer of our 23% interest in IW JV to Inland Equity for $50,000 was accounted for as a financing transaction and is reflected in “Co-venture obligation” on our consolidated balance sheets.

Effective January 1, 2010, companies that issue a portion of their distributions to shareholders in stock should account for the stock portion that allows the shareholder to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate as a share issuance, which is to be reflected in earnings per share prospectively.  This guidance did not have a material effect on our consolidated financial statements.

Effective January 1, 2010, the analysis for identifying the primary beneficiary of a VIE has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments.  The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE.  Although the amendment significantly affects the overall consolidation analysis under previously issued guidance, the adoption on January 1, 2010 did not have a material impact on the consolidated financial statements.

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers.  Companies must also develop and disclose their policy for determining when transfers between levels are recognized. In addition, companies are required to provide fair value disclosures for each class rather than each major category of assets and liabilities.  For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities.  This guidance did not have a material effect on our consolidated financial statements.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  We do not expect this will have a material effect on our consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination will be required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, the supplemental pro forma disclosures will be expanded.  If we enter into a business combination, we will comply with the disclosure requirements of this guidance.

Subsequent Events

During the period from January 1, 2011 through the date of this filing we:

•

amended and restated our existing credit agreement increasing the aggregate amount to $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan with a number of financial institutions;

•

filed a registration statement on Form S-11 with the SEC regarding a proposed public offering of our common stock, and

•

filed a request for a closing agreement from the IRS, whereby the IRS would agree that our dividends paid deduction for the taxable years 2004 through 2006, the years for which we had positive taxable income, was sufficient for us to qualify for taxation as a REIT.  The IRS is currently evaluating our request and continues to move it through its review process (see Note 13 to the consolidated financial statements).

On February 16, 2011, Borders, a national retailer, filed for bankruptcy under Chapter 11.  As of December 31, 2010, Borders leased approximately 220,000 square feet of space from us at 10 locations, which leases represented approximately $2,600 of ABR.  In addition, Borders leased approximately 28,000 square feet of space at one of our unconsolidated joint venture properties, which represented $344 of ABR.  Borders has informed us that it intends to close stores at five locations where it leased space from us, representing approximately 115,000 square feet of GLA and $1,119 of ABR as of December 31, 2010.  We evaluated our exposure to Borders as of December 31, 2010 and recorded a write-off of Tenant Related Deferred Charges in the amount of $2,777 at those five locations.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  The capital appreciation of single-user net lease properties is likely to be influenced by interest rate fluctuations.  To the extent that inflation determines interest rates, future inflation may have an effect on the capital appreciation of single-user net lease properties.  As of December 31, 2010, we owned 109 single-user properties, of which 93 are net lease properties.

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

The carrying amount of our mortgages payable, notes payable, line of credit and co-venture obligation is approximately $28,888 lower than its fair value as of December 31, 2010.

Debt Maturities

Our interest rate risk is monitored using a variety of techniques. The table below presents, as of December 31, 2010, the scheduled maturities of mortgages payable, notes payable, margin payable and the line of credit and weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, but does not reflect the impact of any 2011 debt activity.

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$646,060	$411,493	$305,913	$219,832	$468,143	$1,283,343	$3,334,784	$3,364,801
Notes payable	-	-	13,900	-	-	125,000	138,900	149,067
Total fixed rate debt	$646,060	$411,493	$319,813	$219,832	$468,143	$1,408,343	$3,473,684	$3,513,868
Variable rate debt:
Mortgages payable	$15,987	$88,170	$-	$-	$-	$-	$104,157	$104,157
Line of Credit	154,347	-	-	-	-	-	154,347	154,347
Margin payable	10,017	-	-	-	-	-	10,017	10,017
Total variable rate debt	180,351	88,170	-	-	-	-	268,521	268,521
Total maturing debt	$826,411	$499,663	$319,813	$219,832	$468,143	$1,408,343	$3,742,205	$3,782,389
Weighted average interest
rate on debt:
Fixed rate debt	5.43%	5.46%	5.55%	7.17%	5.78%	7.16%
Variable rate debt	5.16%	4.00%	-	-	-	-
Total	5.37%	5.20%	5.55%	7.17%	5.78%	7.16%

(a)	The debt maturity table does not include any premiums or discounts, of which $17,534 and $(2,502), net of accumulated amortization, respectively, is outstanding as of December 31, 2010.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and co-venture obligations (see Notes 1 and 10 to the consolidated financial statements).  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $123,198 of mortgages payable that had matured as of December 31, 2010 in the 2011 column.

We had $268,521 of variable-rate debt with a weighted average interest rate of 4.78% at December 31, 2010.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of December 31, 2010, interest expense would increase by approximately $2,685 on an annualized basis.

The table incorporates only those interest rate exposures that existed as of December 31, 2010.  It does not consider those interest rate exposures or positions that could arise after that date.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were none, $24,831 and $160,327 for the years ended December 31, 2010, 2009 and 2008, respectively.  These impairments resulted from declines in the fair value of our REIT stock investments that we considered to be other-than-temporary.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has begun to recover, we have been able to sell some marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover in 2011, we could take additional other-than-temporary impairments, which could be material to our operations.

As of December 31, 2010, our investment in marketable securities totaled $34,230, which included $22,106 of accumulated unrealized gain.  In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $17,115 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $4,991.  For the year ended December 31, 2010, our cash flows from operating activities included $3,475 that we received as distributions on our marketable securities.  We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future.  Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

ITEM 8.  Consolidated Financial Statements and Supplementary Data

Index

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Reports of Independent Registered Public Accounting Firm

61

Financial Statements

Consolidated Balance Sheets at December 31, 2010 and 2009

63

Consolidated Statements of Operations and Other Comprehensive Loss

for the Years Ended December 31, 2010, 2009 and 2008

64

Consolidated Statements of Equity

for the Years Ended December 31, 2010, 2009 and 2008

65

Consolidated Statements of Cash Flows

for the Years Ended December 31, 2010, 2009 and 2008

67

Notes to Consolidated Financial Statements

70

Valuation and Qualifying Accounts (Schedule II)

107

Real Estate and Accumulated Depreciation (Schedule III)

108

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc., and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for each of the two years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc., and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests and retrospectively adjusted all periods presented in the consolidated financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Inland Western Retail Real Estate Trust, Inc.:

We have audited the accompanying consolidated statements of operations and other comprehensive loss, equity, and cash flows of Inland Western Retail Real Estate Trust, Inc. (the Company) and subsidiaries for the year ended December 31, 2008. In connection with our audit of the consolidated financial statements, we have also audited the 2008 information in financial statement schedules II and III.  These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the operations and cash flows of Inland Western Retail Real Estate Trust, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the 2008 information in the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in notes 1, 2, 3, 12, 13, and 14 to the consolidated financial statements, Inland Western Retail Real Estate Trust, Inc. and subsidiaries retrospectively applied certain reclassifications associated with discontinued operations and upon the adoption of an accounting standard related to noncontrolling interests.

/s/ KPMG LLP

Chicago, Illinois
March 31, 2009, except for notes 1, 2, 3, 12, 13, and 14, which are as of February 23, 2011

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2010 and 2009

(in thousands, except per share amounts)

	2010	2009
Assets
Investment properties:
Land	$1,375,155	$1,435,871
Building and other improvements	5,258,992	5,421,907
Developments in progress	87,095	112,173
	6,721,242	6,969,951
Less accumulated depreciation	(1,034,769)	(866,169)
Net investment properties	5,686,473	6,103,782
Cash and cash equivalents	130,213	125,904
Investment in marketable securities	34,230	29,117
Investment in unconsolidated joint ventures	33,465	78,957
Accounts and notes receivable (net of allowances of $9,138
and $31,014, respectively)	112,915	118,172
Acquired lease intangibles, net	230,046	295,720
Investment properties held for sale	-	46,435
Other assets, net	159,494	130,278
Total assets	$6,386,836	$6,928,365
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,602,890	$4,003,985
Line of credit	154,347	107,000
Accounts payable and accrued expenses	84,570	73,793
Distributions payable	26,851	15,657
Acquired below market lease intangibles, net	92,099	103,134
Other financings	8,477	11,887
Co-venture obligation	51,264	50,139
Liabilities associated with investment properties held for sale	-	34,795
Other liabilities	69,746	81,729
Total liabilities	4,090,244	4,482,119
Redeemable noncontrolling interests	527	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized,
none issued or outstanding	-	-
Common stock, $0.001 par value, 640,000 shares authorized,
477,345 and 481,743 issued and outstanding at
December 31, 2010 and 2009, respectively	477	482
Additional paid-in capital	4,383,281	4,350,484
Accumulated distributions in excess of earnings	(2,111,138)	(1,920,716)
Accumulated other comprehensive income	22,282	11,300
Total shareholders’ equity	2,294,902	2,441,550
Noncontrolling interests	1,163	4,169
Total equity	2,296,065	2,445,719
Total liabilities and equity	$6,386,836	$6,928,365

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2010, 2009 and 2008

 (in thousands, except per share amounts)

	2010	2009	2008
Revenues:
Rental income	$512,237	$521,467	$555,027
Tenant recovery income	115,233	122,047	130,488
Other property income	16,590	18,804	19,742
Insurance captive income	2,996	2,261	1,938
Total revenues	647,056	664,579	707,195
Expenses:
Property operating expenses	106,587	122,586	140,318
Real estate taxes	86,024	93,253	87,311
Depreciation and amortization	246,841	248,894	249,996
Provision for impairment of investment properties	14,430	53,900	51,600
Loss on lease terminations	13,826	13,735	64,648
Insurance captive expenses	3,392	3,655	2,874
General and administrative expenses	18,119	21,191	19,997
Total expenses	489,219	557,214	616,744
Operating income	157,837	107,365	90,451
Dividend income	3,472	10,132	24,010
Interest income	740	1,483	4,329
Loss on partial sales of investment properties	(385)	-	-
Equity in income (loss) of unconsolidated joint ventures	2,025	(11,299)	(4,939)
Interest expense	(260,950)	(234,077)	(210,108)
Co-venture obligation expense	(7,167)	(597)	-
Recognized gain (loss) on marketable securities, net	4,007	18,039	(160,888)
Impairment of goodwill	-	-	(377,916)
Impairment of investment in unconsolidated entity	-	-	(5,524)
Impairment of notes receivable	-	(17,322)	-
Gain (loss) on interest rate locks	-	3,989	(16,778)
Other expense	(3,531)	(9,599)	(1,062)
Loss from continuing operations	(103,952)	(131,886)	(658,425)
Discontinued operations:
Operating loss	(14,561)	(9,906)	(24,788)
Gain on sales of investment properties	23,806	26,383	-
Income (loss) from discontinued operations	9,245	16,477	(24,788)
Net loss	(94,707)	(115,409)	(683,213)
Net (income) loss attributable to noncontrolling interests	(1,136)	3,074	(514)
Net loss attributable to Company shareholders	$(95,843)	$(112,335)	$(683,727)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.22)	$(0.27)	$(1.43)
Discontinued operations	0.02	0.04	0.01
Net loss per common share attributable to Company shareholders	$(0.20)	$(0.23)	$(1.42)
Net loss	$(94,707)	$(115,409)	$(683,213)
Other comprehensive loss:
Net unrealized gain (loss) on derivative instruments	1,247	1,696	(5,516)
Net unrealized gain (loss) on marketable securities	13,742	35,594	(115,716)
Reversal of unrealized (gain) loss to recognized (gain)
loss on marketable securities, net	(4,007)	(18,039)	160,888
Comprehensive loss	(83,725)	(96,158)	(643,557)
Comprehensive (income) loss attributable to noncontrolling
interests	(1,136)	3,074	(514)
Comprehensive loss attributable to Company shareholders	$(84,861)	$(93,084)	$(644,071)
Weighted average number of common shares
outstanding-basic and diluted	483,743	480,310	481,442

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Years Ended December 31, 2010, 2009 and 2008

 (in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2008	484,921	$485	$4,386,703	$(740,816)	$(47,607)	$3,598,765	$2,230	$3,600,995
Net (loss) income (excluding net loss of $32
attributable to redeemable noncontrolling interests)	-	-	-	(683,727)	-	(683,727)	482	(683,245)
Net unrealized loss on derivative instruments	-	-	-	-	(5,516)	(5,516)	-	(5,516)
Net unrealized loss on marketable securities	-	-	-	-	(115,716)	(115,716)	-	(115,716)
Reversal of unrealized loss to recognized loss
on marketable securities, net	-	-	-	-	160,888	160,888	-	160,888
Contributions from noncontrolling interests	-	-	-	-	-	-	1,011	1,011
Distributions declared ($0.64 per weighted average
number of common shares outstanding)	-	-	-	(308,798)	-	(308,798)	-	(308,798)
Distribution reinvestment program (DRP)	15,360	15	153,585	-	-	153,600	-	153,600
Share repurchase program (SRP)	(22,715)	(23)	(227,133)	-	-	(227,156)	-	(227,156)
Stock based compensation expense	-	-	8	-	-	8	-	8
Balance at December 31, 2008	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071

Net (loss) income (excluding net loss of $3,332
attributable to redeemable noncontrolling interests)	-	$-	$-	$(112,335)	$-	$(112,335)	$258	$(112,077)
Net unrealized gain on derivative instruments	-	-	-	-	1,696	1,696	-	1,696
Net unrealized gain on marketable securities	-	-	-	-	35,594	35,594		35,594
Reversal of unrealized gain to recognized gain
on marketable securities, net	-	-	-	-	(18,039)	(18,039)	-	(18,039)
Contributions from noncontrolling interests	-	-	-	-	-	-	188	188
Distributions declared ($0.16 per weighted average
number of common shares outstanding)	-	-	-	(75,040)	-	(75,040)	-	(75,040)
DRP	4,177	5	37,297	-	-	37,302	-	37,302
Stock based compensation expense	-	-	24	-	-	24	-	24
Balance at December 31, 2009	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

 (in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Net Loss	Income (Loss)	Equity	Interests	Equity
Net (loss) income (excluding net income of $31
attributable to redeemable noncontrolling interests)	-	$-	$-	$(95,843)	$-	$(95,843)	$1,105	$(94,738)
Net unrealized gain on derivative instruments	-	-	-	-	1,247	1,247	-	1,247
Net unrealized gain on marketable securities	-	-	-	-	13,742	13,742	-	13,742
Reversal of unrealized gain to recognized gain
on marketable securities, net	-	-	-	-	(4,007)	(4,007)	-	(4,007)
Contributions from noncontrolling interests	-	-	-	-	-	-	151	151
De-consolidation of variable interest entity	-	-	-	-	-	-	(4,262)	(4,262)
Distributions declared ($0.20 per weighted average
number of common shares outstanding)	-	-	-	(94,579)	-	(94,579)	-	(94,579)
DRP	4,601	4	32,727	-	-	32,731	-	32,731
Shares returned from litigation settlement	(9,000)	(9)	9	-	-	-	-	-
Exercise of stock options	1	-	13	-	-	13	-	13
Stock based compensation expense	-	-	48	-	-	48	-	48
Balance at December 31, 2010	477,345	$477	$4,383,281	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(94,707)	$(115,409)	$(683,213)
Adjustments to reconcile net loss to net cash provided by
operating activities (including discontinued operations):
Depreciation and amortization	248,089	258,592	265,587
Provision for impairment of investment properties	23,057	64,700	80,000
Impairment of marketable securities	-	24,831	160,327
Impairment of goodwill	-	-	377,916
Impairment of notes receivable	-	17,322	-
Impairment of investment in unconsolidated entity	-	-	5,524
Gain on sales of investment properties	(23,806)	(26,383)	-
Loss on partial sales of investment properties	385	-	-
Loss on lease terminations	13,826	13,735	67,092
(Gain) loss on interest rate locks	-	(3,989)	16,778
Loss on redemption of noncontrolling interests	-	3,447	-
Non-cash co-venture obligation expense	1,125	139	-
Amortization of loan fees	12,733	13,295	10,583
Amortization of acquired above and below market lease intangibles	(1,969)	(2,340)	(2,953)
Amortization of mortgage debt premium	(1,541)	-	-
Amortization of discount on debt assumed	509	509	424
Amortization of lease inducements	60	182	-
Straight-line rental income	(7,643)	(8,281)	(12,954)
Straight-line ground rent expense	4,109	3,987	5,186
Stock based compensation expense	48	24	8
Equity in (income) loss of unconsolidated joint ventures	(2,025)	11,299	4,939
Distributions from unconsolidated joint ventures	5,721	4,176	5,168
Recognized (gain) loss on sale of marketable securities	(4,007)	(42,870)	561
Provision for bad debt	3,103	9,617	22,910
Payment of leasing fees	(6,172)	(5,048)	(6,003)
Costs associated with refinancings	1,190	-	-
Changes in assets and liabilities:
Accounts receivable, net	8,336	1,467	(5,146)
Other assets	(184)	2,259	(4,824)
Accounts payable and accrued expenses	13,313	11,136	4,477
Other liabilities	(9,478)	13,440	(3,036)
Net cash provided by operating activities	184,072	249,837	309,351

Cash flows from investing activities:
Purchase of marketable securities	-	(190)	(28,433)
Proceeds from sale of marketable securities	8,629	125,088	34,789
Changes in restricted escrows	(22,967)	(38,680)	46,966
Purchase of investment properties, capital expenditures and tenant improvements	(35,198)	(40,778)	(132,233)
Proceeds from partial sales of investment properties	48,616	-	-
Proceeds from sales of investment properties	96,059	172,007	-
Investment in developments in progress	(3,219)	(15,297)	(73,137)
Acquired lease intangible assets	-	(6,972)	(22,495)
Acquired above market lease intangibles	-	(38)	(4,833)
Acquired below market lease intangibles	-	152	9,741
Investment in unconsolidated joint ventures	(3,589)	(2,879)	(3,427)
Return of escrowed funds from unconsolidated joint venture	65,240	-	-
Payments received under master lease agreements	789	1,231	3,067
Funding of notes receivable	-	-	(12,744)
Payoff of notes receivable	40	62	4,184
Net cash provided by (used in) investing activities	$154,400	$193,706	$(178,555)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

 (in thousands, except per share amounts)

	2010	2009	2008
Cash flows from financing activities:
Shares repurchased through SRP	$-	$-	$(227,156)
Proceeds from margin debt related to marketable securities	22,860	29,750	18,348
Payoff of margin debt related to marketable securities	(12,843)	(86,090)	(70,048)
Proceeds from mortgages and notes payable	737,890	974,938	224,172
Principal payments on mortgages and notes payable	(32,646)	(5,428)	(2,560)
Repayments of mortgages and notes payable	(1,018,351)	(1,152,767)	(57,820)
Proceeds from line of credit	90,000	30,000	275,000
Payoff of line of credit	(42,653)	(148,000)	(125,000)
Payment of rate lock deposits	(12,290)	-	(7,650)
Refund of rate lock deposits	12,290	5,209	-
Payment of loan fees and deposits	(11,498)	(31,376)	(3,890)
Exercise of stock options	13	-	-
Payment of offering costs	(575)	-	-
Distributions paid, net of DRP	(50,654)	(47,651)	(155,592)
Distributions to redeemable noncontrolling interests	(31)	(32)	(31)
Redemption of redeemable noncontrolling interests	-	(1,548)	-
Contributions from noncontrolling interests	151	188	1,011
Contributions from redeemable noncontrolling interests	-	-	20
Repayment of other financings	(3,410)	(55,999)	-
Proceeds from other financings	-	-	4,207
Proceeds from co-venture obligation	-	50,000	-
Net cash used in financing activities	(321,747)	(438,806)	(126,989)
Net increase in cash and cash equivalents	16,725	4,737	3,807
Cash and cash equivalents, at beginning of year	125,904	121,167	117,360
Cash decrease due to deconsolidation of variable interest entity	(12,416)	-	-
Cash and cash equivalents, at end of year	$130,213	$125,904	$121,167
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$248,576	$222,573	$229,647
Distributions payable	$26,851	$15,657	$25,570
Distributions reinvested	$32,731	$37,302	$153,600
Accrued offering costs	$309	$-	$-
Purchase of investment properties:
Land, building and other improvements	$(35,198)	$(40,778)	$(203,315)
Assumption of mortgages payable	-	-	56,500
Conversion of investment in joint venture to investment property	-	-	2,179
Conversion of notes receivable to investment property	-	-	16,347
Other financings	-	-	-
Mortgage discount	-	-	(3,944)
	$(35,198)	$(40,778)	$(132,233)
Developments in progress placed in service	$28,312	$35,126	$84,629
Developments payable	$499	$485	$4,339
Forgiveness of mortgage debt	$50,831	$-	$-
Shares of common stock returned as a result of litigation settlement	9,000

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2010, 2009 and 2008

 (in thousands, except per share amounts)

	2010	2009	2008
Proceeds from sales of investment properties:
Land	$36,600	$50,846	$-
Building and other improvements, net of accumulated depreciation	71,891	237,789	-
Accounts and notes receivable	474	2,425	-
Acquired lease intangibles and other assets	(4,883)	20,972	-
Mortgages and notes payable assumption	-	(160,489)	-
Forgiveness of mortgage debt	(31,756)	-	-
Acquired below market lease intangibles and other liabilities	(73)	(5,919)	-
Gain on sales of investment properties	23,806	26,383	-
	$96,059	$172,007	$-

Proceeds from partial sales of investment properties:
Land	$37,377	$-	$-
Building and other improvements, net of accumulated depreciation	113,440	-	-
Accounts and notes receivable	2,062	-	-
Acquired lease intangibles and other assets	(2,350)	-	-
Mortgages and notes payable assumption	(97,888)	-	-
Acquired below market lease intangibles and other liabilities	(3,640)	-	-
Loss on partial sales of investment properties	(385)	-	-
	$48,616	$-	$-

Redemption of redeemable noncontrolling interests:
Redeemable noncontrolling interests	$-	$15,426	$-
Land	-	(11,488)	-
Building and other improvements, net of accumulated depreciation	-	-	-
Investment in unconsolidated joint ventures	-	-	-
Restricted cash	-	(2,390)	-
Acquired lease intangibles and other assets	-	-	-
Mortgages and notes payable	-	-	-
Acquired below market lease intangibles and other liabilities	-	-	-
	$-	$1,548	$-

Deconsolidation of variable interest entity:
Investment in unconsolidated joint ventures	$7,230	$-	$-
Other assets, net	(6,386)	-	-
Accounts payable and accrued expenses	124	-	-
Other liabilities	7,186
Noncontrolling interests	4,262	-	-
Cash decrease due to deconsolidation of variable interest entity	$12,416	$-	$-

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

All amounts in the notes to the consolidated financial statements are stated in thousands with the exception of per share amounts, square foot amounts, number of properties, number of states, number of leases and number of employees.

The Company issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds of $4,595,193.  In addition, as of December 31, 2010, the Company had issued 70,683 shares through its DRP at prices ranging from $6.85 to $10.00 per share for gross proceeds of $675,503 and had repurchased a total of 43,823 shares through its SRP (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During September 2010, one thousand five hundred shares were issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13. In addition, nine million shares of common stock were transferred back to the Company in December 2010 from shares of common stock issued to the owners of certain entities that were acquired by the Company in its internalization transaction in conjunction with the litigation settlement.  See Note 17 for further details on the litigation settlement.  As a result, the Company had total shares outstanding of 477,345 and had realized total net offering proceeds of $4,838,222 as of December 31, 2010.

On November 15, 2007, pursuant to an agreement and plan of merger approved by its shareholders on November 13, 2007, the Company acquired, through a series of mergers, four entities affiliated with its former sponsor, Inland Real Estate Investment Corporation, which provided business management/advisory and property management services to the Company. Shareholders of the acquired companies received an aggregate of 37,500 shares of the Company’s common stock, valued under the merger agreement at $10.00 per share.  In December 2010, certain of the shareholders returned 9,000 shares of the Company’s common stock in connection with the settlement of a lawsuit related to this acquisition.

The Company accounted for the merger transaction as a consummation of a business combination between parties with a pre-existing relationship.  The assets and liabilities of the acquired companies were recorded at their estimated fair value at the date of the transaction.  The purchase price in excess of the fair value of the assets and liabilities of the acquired companies was allocated to goodwill in the amount of $377,916.  In determining the purchase price, an independent third party rendered an opinion on the $10.00 per share value of the shares, as well as the aggregate purchase price of $375,000.  Additional costs totaling $4,019 were also incurred as part of the merger transaction consisting of financial and legal advisory services and accounting and proxy related costs. As part of the merger, the Company assigned values to these tangible and intangible assets at their estimated fair values.

The Company performed its goodwill impairment analysis using the two step method on an annual basis and whenever events or changes in circumstances indicated that the carrying amount may not be recoverable.  The Company completed its annual goodwill impairment test during the fourth quarter of 2008 and determined that the carrying value exceeded its fair value, indicating potential goodwill impairment existed. Certain unanticipated events occurring primarily in the fourth quarter of 2008 caused the carrying value of goodwill to exceed its fair value. The primary events were the severe dislocations and liquidity disruptions in the credit and equity markets that took place late in 2008 and three significant tenants who declared bankruptcy liquidations during the fourth quarter of 2008 and early in 2009.  As a result of the two step test performed during the fourth quarter of 2008, the Company determined that the entire goodwill balance was impaired and, as such, the Company recorded impairment of $377,916.

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ended December 31, 2003.  The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  However, on January 20, 2011, the Company filed a request for a closing agreement from the Internal Revenue Service, or IRS, whereby the IRS, would agree that the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Company’s dividends paid deduction for the taxable years 2004 through 2006, the years for which it had positive taxable income, was sufficient for the Company to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request and continues to move it through its review process (see Note 13).  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development and leasing costs; fair value measurements; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

Certain reclassifications as a result of discontinued operations have been made to the 2009 and 2008 consolidated financial statements to conform to the 2010 presentation.  In addition, on January 1, 2009, the Company adopted guidance on noncontrolling interests that required retrospective application, in which all periods presented reflect the necessary changes.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership as of December 31, 2010 is summarized below:

	Wholly-owned	Consolidated Joint Venture (a)	Unconsolidated Joint Venture (b)
Operating properties	229	55	19
Development properties	1	5	2

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

In December 2007, the FASB issued accounting guidance on noncontrolling interests in consolidated financial statements, effective for fiscal years beginning on or after December 15, 2008.  The Company adopted the guidance on January 1, 2009.  The guidance defines noncontrolling interest as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  As a result of the adoption of the guidance on noncontrolling interests, the Company retrospectively adjusted all periods presented in the consolidated financial statements for the balances related to the noncontrolling interests associated with the insurance association captive and two consolidated joint venture investments to permanent equity.  Noncontrolling interests associated with the Company’s other consolidated joint venture investments continue to be classified outside of permanent equity as those interests are redeemable by the Company at the discretion of the noncontrolling interest holder.  The Company made this determination based on an evaluation of the terms in applicable agreements, specifically the redemption provisions.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of December 31, 2010 and 2009, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment was made during the years ended December 31, 2010 and 2009.

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

Below is a table reflecting the activity of the redeemable noncontrolling interests for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at January 1,	$527	$19,317	$19,296
Redeemable noncontrolling interest income (expense)	31	(3,332)	32
Contributions	-	-	20
Distributions	(31)	(32)	(31)
Redemptions	-	(15,426)	-
Balance at December 31,	$527	$527	$19,317

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the years ended December 31, 2010 and 2009, the Company paid certain joint venture partners for the redemption of their interests in certain consolidated joint ventures as summarized below:

Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount Included in Other Financings	Total Payment Amount
January 5, 2010	Full	$20	$3,410	$3,430
Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount included in Other financings	Total Payment Amount
January 16, 2009	Full	$-	$3,410	$3,410
April 28, 2009	Full	114	5,698	5,812
June 4, 2009	Partial	-	40,539	40,539
June 29, 2009	Full	-	6,352	6,352
Total for the year ended December 31, 2009		$114	$55,999	$56,113

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  It has been determined that the Captive is a VIE and, as the Company received the most benefit of all members through November 30, 2010, the Company was deemed to be the primary beneficiary.  Therefore, the Captive was consolidated by the Company through November 30, 2010.  Prior to November 30, 2010, the other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.  Effective November 30, 2010, it was determined that the Company no longer received the most benefit, nor had the highest risk of loss and, therefore, was no longer the primary beneficiary.  As a result, the Captive was deconsolidated and recorded under the equity method of accounting.  As of December 31, 2010, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying consolidated balance sheets.  The Company’s share of net income of the Captive for December 2010 is reflected in “Equity in income (loss) of unconsolidated joint ventures” in the accompanying consolidated statements of operations and other comprehensive loss.

The assets of the Captive are restricted to the settlement of liabilities of the Captive.  Similarly, creditors of the Captive do not have recourse to the Company.  Below is a summary of the assets and liabilities of the Captive as of December 31, 2009:

December 31,
2009
Cash and cash equivalents	$10,000
Other assets, net	5,256
Accounts payable and accrued expenses	(34)
Other liabilities	(8,320)

On November 29, 2009, the Company formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by the Company, and therefore consolidated, will continue to be managed and operated by the Company.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of the common stock of the Company, and Robert D. Parks, who was the Chairman of the Board of the Company until October 12, 2010 and is the Chairman of the Board of certain affiliates of The Inland Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

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

The Company allocates the purchase price of each acquired investment property between the estimated fair values of land, building and improvements, acquired above market and below market lease intangibles, in-place lease value, any assumed financing that is determined to be above or below market, the value of customer relationships, if any, and goodwill if determined to meet the definition of a business under the guidance.  The allocation of the purchase price is an area that requires judgment and significant estimates.  Beginning in 2009, transaction costs associated with any acquisitions are expensed as incurred.  In some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations that help support the Company’s purchase price allocations; however, the Company is ultimately responsible for the purchase price allocations.  The Company determines whether any financing assumed is above or below market based upon comparison to similar financing terms at the time of acquisition for similar investment properties.  The Company allocates a portion of the purchase price to the estimated, acquired in-place lease value based on estimated lease execution costs for similar leases, as well as, lost rental payments during an assumed lease-up period when calculating as-if-vacant fair values.  The Company considers various factors, including geographic location and size of the leased space.  The Company also evaluates each significant acquired lease based upon current market rates at the acquisition date and considers various factors, including geographical location, size and location of the leased space within the investment property, tenant profile, and the credit risk of the tenant in determining whether the acquired lease is above or below market.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease rate and the estimated market rate.  For below market leases with fixed rate renewals, renewal periods are included in the calculation of below market lease values.  Renewal periods are excluded for amortization periods on above market lease intangibles.  The determination of the discount rate used in the present value calculation is based upon a risk adjusted rate.  This discount rate is a significant factor in determining the market valuation which requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

The portion of the purchase price allocated to acquired in-place lease intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease intangibles of $42,336, $46,409 and $50,063 for the years ended December 31, 2010, 2009 and 2008, respectively.

The portion of the purchase price allocated to acquired above market lease value and acquired below market lease value is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income and over the respective renewal period for below market leases with fixed rate renewals.  Renewal periods are excluded for amortization periods on above market lease intangibles.  Amortization pertaining to the above market lease value of $5,654, $6,307 and $7,156 for the years ended December 31, 2010, 2009 and 2008, respectively, was applied as a reduction to rental income.  Amortization pertaining to the below market lease value $7,623, $8,647 and $9,660 for the years ended December 31, 2010, 2009 and 2008, respectively, was applied as an increase to rental income.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table presents the amortization during the next five years and thereafter related to the acquired in-place lease value and acquired above and below market lease intangibles for properties owned at December 31, 2010:

	2011	2012	2013	2014	2015	Thereafter
Amortization of:
Acquired above market lease intangibles	$(4,871)	$(3,625)	$(3,180)	$(2,619)	$(2,122)	$(6,434)
Acquired below market lease intangibles	6,664	6,085	5,761	5,381	4,934	63,274
Net rental income increase	$1,793	$2,460	$2,581	$2,762	$2,812	$56,840
Acquired in-place lease value	$39,711	$37,447	$33,992	$24,776	$16,590	$54,672

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

To the extent impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is recorded as a provision for impairment of investment properties or investments in unconsolidated joint ventures.

Below is a summary of impairment losses for the years ended December 31, 2010, 2009 and 2008:

	Years Ended December 31,
	2010	2009		2008
Impairment of consolidated properties	$23,057	$64,700		$80,000
Impairment of investment in unconsolidated joint ventures	$-	$9,062	(a)	$9,028	(b)

(a)	Included in "Equity in (loss) income of unconsolidated joint ventures" in the accompanying consolidated statements of operations and other comprehensive loss.
(b)

$3,504 included in "Equity in (loss) income of unconsolidated joint ventures" and $5,524 included in "Impairment of investment in unconsolidated entity" in the accompanying consolidated statements of operations and other comprehensive loss.

Impairment of consolidated investment properties is included in “Provision for impairment of investment properties” on the accompanying consolidated statements of operations and other comprehensive loss, except for $8,627, $10,800, and $28,400 which is included in discontinued operations in 2010, 2009, and 2008, respectively.  The Company’s assessment

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

of impairment at December 31, 2010 was based on the most current information available to the Company.  If the conditions mentioned above deteriorate further or if the Company’s plans regarding the Company’s assets change, subsequent tests for impairment could result in additional impairment charges in the future.  The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties and investments in unconsolidated joint ventures will not occur in 2011 or future periods.  In light of the downturn in the general economy and the resulting effect upon real estate market conditions, certain of the Company’s properties may have fair values less than their carrying amounts.  However, based on the Company’s plans with respect to those properties, the Company believes that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken.  Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Development Projects: The Company capitalizes costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, those costs included in developments in progress are reclassified to land and building and other improvements.  Development payables of $499 and $485 at December 31, 2010 and 2009, respectively, consist of costs incurred and not yet paid pertaining to these development projects and are included in “Accounts payable and accrued expenses” on the accompanying consolidated balance sheets.  During the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest cost of $286, $1,194 and $7,485, respectively.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease intangibles, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off the depreciation and amortization associated with the applicable asset group.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $13,826, $13,735 and $67,092 (including $2,444 reflected as discontinued operations) for the years ended December 31, 2010, 2009 and 2008, respectively.

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

If all of the above criteria are met, the Company classifies the investment property as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and customer relationship values.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, if the operations and cash flows of the property have been eliminated from ongoing operations and the Company does not have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified on the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.  There were no properties classified as held for sale at December 31, 2010 and there was one single-user property classified as held for sale at December 31, 2009.  Refer to Note 3 for more information.

Partially-Owned Entities: If the Company determines that it is an owner in a VIE and it holds a controlling financial interest, then it will consolidate the entity as the primary beneficiary.  For partially-owned entities determined not to be a VIE, the Company analyzes rights held by each partner to determine which would be the consolidating party.  The

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Company generally consolidates entities (in the absence of other factors when determining control) when it has over a 50% ownership interest in the entity.  The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary.  However, it also evaluates who controls the entity even in circumstances in which it has greater than a 50% ownership interest.  If the Company does not control the entity due to the lack of decision-making abilities, it will not consolidate the entity.

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

Marketable Securities: Investments in marketable securities are classified as “available-for-sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity.  Declines in the value of these investments in marketable securities that the Company determines are other-than-temporary are recorded as recognized loss on marketable securities on the consolidated statements of operations and other comprehensive loss.

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

Allowance for Doubtful Accounts: The Company periodically evaluates the collectability of amounts due from tenants and maintains an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under their lease agreements.  The Company also maintains an allowance for receivables arising from the straight-lining of rents.  These receivables arise from revenue recognized in excess of amounts currently due under the lease agreements.  As stated previously, this also includes allowances for notes receivable.  Management exercises judgment in establishing these allowances on a tenant-specific basis and considers payment history and current credit status in developing these estimates.

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

Derivative Instruments and Hedging Activities: The Company adopted accounting guidance as of January 1, 2009 which amends and expands the disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and the related hedged items affect an entity’s financial position, financial performance and cash flows.  The guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit risk-related contingent features in derivative instruments.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

All derivatives are recorded on the consolidated balance sheets at their fair values within “Other assets” or “Other liabilities.”  On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income (loss),” until earnings are affected by the variability of cash flows of the hedged transactions.  Any hedge ineffectiveness or changes in fair value for any derivative not designated as a hedge is reported in “Other expense” on the consolidated statements of operations and other comprehensive loss.  The Company uses derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.  The Company does not use derivatives for trading or speculative purposes.

Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of December 31, 2010 and 2009.

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

The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company earned percentage rental income of $6,269, $6,169 and $6,422 for the years ended December 31, 2010, 2009 and 2008, respectively.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction in the purchase price of the related properties rather than as rental income.  These master leases were established at the time of purchase in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds escrowed at the time of purchase and generally cover a period from three months to three years.  These funds may be released to either the Company or the seller when certain leasing conditions are met.  The Company received $789, $1,231 and $3,067 of these payments during the years ended December 31, 2010, 2009 and 2008, respectively.

Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.  During the year ended December 31, 2010, the Company sold eight investment properties.  Refer to Note 3 for further information.  Eight investment properties were sold during the year ended December 31, 2009.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

Effective January 1, 2009, companies that decrease their ownership in a subsidiary that involves in-substance real estate should account for the transaction under the guidance for sales of real estate. The transfer of the Company’s 23% interest in IW JV to Inland Equity for $50,000 was accounted for as a financing transaction and is reflected in “Co-venture obligation” on the consolidated balance sheets.

Effective January 1, 2010, companies that issue a portion of their distributions to shareholders in stock should account for the stock portion that allows the shareholder to elect to receive cash or shares with potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate as a share issuance, which is to be reflected in earnings per share prospectively. This guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2010, the analysis for identifying the primary beneficiary of a VIE has been simplified by replacing the previous quantitative-based analysis with a framework that is based more on qualitative judgments. The analysis requires the primary beneficiary of a VIE to be identified as the party that both (a) has the power to direct the activities of a VIE that most significantly impact its economic performance and (b) has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the VIE. Although the amendment significantly affects the overall consolidation analysis under previously issued guidance, the adoption on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements.

Effective January 1, 2010, companies are required to separately disclose the amounts of significant transfers of assets and liabilities into and out of Level 1, Level 2 and Level 3 of the fair value hierarchy and the reasons for those transfers. Companies must also develop and disclose their policy for determining when transfers between levels are recognized. In addition, companies are required to provide fair value disclosures for each class rather than each major category of assets and liabilities. For fair value measurements using significant other observable inputs (Level 2) or significant unobservable inputs (Level 3), companies are required to disclose the valuation technique and the inputs used in determining fair value for each class of assets and liabilities. This guidance did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2011, companies will be required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. The Company does not expect this will have a material effect on its consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination will be required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, the supplemental pro forma disclosures will be expanded.  If the Company enters into a business combination, it will comply with the disclosure requirements of this guidance.

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

The Company sold eight properties during the year ended December 31, 2010, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Net Sales Proceeds/ (Cash Outflow)	Gain/ (Loss)	Debt Extinguished
March 15, 2010	79,200	Single-user office	San Antonio, Texas	$10,850	$3,501	$52	$7,060	(a)
April 12, 2010	100,400	Medical center (b)	Cupertino, California	44,000	11,017	381	32,670	(a)
April 26, 2010	41,300	Single-user retail	Naperville, Illinois	4,775	(27)	875	4,964	(c)
May 28, 2010	48,800	Single-user retail	Hinsdale, Illinois	11,610	3,923	-	7,469	(a)
June 30, 2010	88,300	Single-user retail	Kansas City, Missouri	8,950	2	749	8,758	(a)
November 10, 2010	78,700	Single-user retail	San Diego, California	13,200	772	1,631	7,900	(a)
November 10, 2010	75,200	Single-user retail	Escondido, California	11,250	1,957	277	6,700	(a)
December 30, 2010	382,600	Single-user office	Richmond, Virginia	-	(121)	19,841	31,270	(d)
	894,500			$104,635	$21,024	$23,806	$106,791

(a)	The debt was repaid in conjunction with the sale.
(b)

This property qualified for held for sale accounting treatment during the fourth quarter 2009, at which time depreciation and amortization ceased since it met all of the Company's held for sale criteria.  As such, the assets and liabilities are separately classified as held for sale on the consolidated balance sheet as of December 31, 2009 and the operations for all periods presented are classified as discontinued operations on the consolidated statements of operations and other comprehensive loss.

(c)	Of the total amount of debt extinguished, $4,478 was repaid in conjunction with the sale and $486 was forgiven.
(d)	Property was transferred to the lender through a deed in lieu of foreclosure transaction.

In addition, as part of its overall liquidity strategy, the Company continues to enter into joint ventures, such as the RioCan joint venture where the Company retained a 20% interest.  The Company partially sold eight properties during the year ended December 31, 2010 to the RioCan joint venture (an unconsolidated joint venture further discussed in Note 11) which, due to the Company’s 20% ownership in the joint venture, do not qualify for discontinued operations accounting treatment, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price (at 100%)	Net Sales Proceeds	Gain/ (Loss)	Debt Extinguished (at 100%)
September 30, 2010	116,400	Multi-tenant retail	Cypress, Texas	$14,818	$3,420	$686	$9,847	(a)
September 30, 2010	87,900	Multi-tenant retail	Houston, Texas	15,738	4,339	(180)	10,159	(a)
September 30, 2010	148,100	Multi-tenant retail	Houston, Texas	16,581	5,608	958	9,321	(a)
October 15, 2010	91,400	Multi-tenant retail	Coppell, Texas	11,639	1,146	(2,061)	10,050	(a)
October 15, 2010	96,400	Multi-tenant retail	Southlake, Texas	12,258	2,530	(489)	8,975	(a) (c)
October 22, 2010	60,500	Multi-tenant retail	Sugarland, Texas	11,250	8,923	207	-	(b)
November 1, 2010	266,800	Multi-tenant retail	Austin, Texas	21,769	7,192	(1,064)	12,663	(a)
December 16, 2010	92,300	Multi-tenant retail	Grand Prairie, Texas	15,311	5,800	1,667	8,449	(a)
December 30, 2010	186,400	Multi-tenant retail	Sugarland, Texas	40,554	9,658	(109)	28,424	(b)
	1,146,200			$159,918	$48,616	$(385)	$97,888

(a)	The debt was assumed by the RioCan joint venture in conjunction with the acquisition.
(b)

This is a single property that was sold in two phases.  The debt was held under the first phase which was contributed on December 30, 2010 and was assumed by the RioCan joint venture in conjunction with the acquisition.

(c)	Includes $476 of earnout proceeds received subsequent to the closing date

During 2009, the Company sold eight properties which resulted in net sales proceeds of $123,944 and gain on sales of $26,383.  No properties were sold during 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the years ended December 31, 2010, 2009 and 2008 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Years Ended December 31,
	2010	2009	2008
Revenues:
Rental income	$2,092	$22,353	$40,920
Tenant recovery income	(123)	3,278	7,358
Other property income	29	719	109
Total revenues	1,998	26,350	48,387

Expenses:
Property operating expenses	2,216	2,720	6,349
Real estate taxes	498	2,615	3,263
Depreciation and amortization	1,247	9,698	17,286
Provision for impairment of investment properties	8,627	10,800	28,400
Loss on lease terminations	-	-	2,444
Interest expense	3,966	10,416	15,433
Other expense	5	7	-
Total expenses	16,559	36,256	73,175
Operating loss from discontinued operations	$(14,561)	$(9,906)	$(24,788)

No properties were classified as held for sale as of December 31, 2010.  The following assets and liabilities relate to the one investment property that was classified as held for sale as of December 31, 2009:

December 31, 2009
Assets
Land, building and other improvements	$41,689
Accumulated depreciation	(112)
41,577
Other assets	4,858
Total assets associated with investment
property held for sale	$46,435

Liabilities
Mortgage payable	$32,670
Other liabilities	2,125
Total liabilities associated with investment
property held for sale	$34,795

(4)  Transactions with Related Parties

The Inland Group, Inc., or the Inland Group, and its affiliates are related parties because of the Company’s relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Inland Group or hold directorships and are executive officers of affiliates of the Inland Group.  Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Inland Group.  Mr. Parks is a principal and significant shareholder of the Inland Group.  Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Inland Group affiliates.   With respect to the Company, Mr. Goodwin is a beneficial owner of more than 5% of the Company’s common stock, Mr. Parks was a director and Chairman

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

of the Company’s board of directors until October 12, 2010 and Ms. Gujral is currently one of the Company’s directors and has held this directorship since 2003. Therefore, due to these relationships, transactions involving the Inland Group and/or its affiliates are set forth below.

	For the Years Ended December 31,			Unpaid Amount as of December 31,
Fee Category	2010	2009	2008	2010	2009
Investment advisor (a) (i)	$272	$67	$1,390	$22	$20
Loan servicing (b) (j)	282	372	405	-	-
Mortgage financing (c) (j)	88	-	1,330	-	-
Transition property due diligence services (d) (k)	-	-	19	-	-
Institutional investor relationship services (e) (j)	18	34	10	-	-
Legal (f) (j)	343	551	500	100	123
Other service agreements (g) (j)	2,637	3,027	2,814	248	194
Office rent and related costs (h)	949	1,162	771	155	175
Total	$4,589	$5,213	$7,239	$525	$512

(a)

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

(b)	An Inland affiliate provides loan servicing for the Company for a monthly fee based upon the number of loans being serviced.
(c)

An Inland affiliate facilitates the mortgage financing the Company obtains on some of its properties.  The Company pays the Inland affiliate 0.2% of the principal amount of each loan obtained on the Company’s behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.

(d)

The Company has a transition property due diligence services agreement with an Inland affiliate.  In connection with the Company’s acquisition of new properties, the Inland affiliate will give the Company a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on the Company’s behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  The Company will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.

(e)

The Company has an institutional investor relationships services agreement with an Inland affiliate.  Under the terms of the agreement, the Inland affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.

(f)

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

(g)

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

(h)

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

(i)	The agreement is non-exclusive as to both parties and is cancellable by providing not less than 30 days prior written notice and specification of the effective date of said termination.
(j)	The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.
(k)	The agreement is non-exclusive as to both parties and is cancellable by providing not less than 60 days prior written notice and specification of the effective date of said termination.

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

On December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity, in exchange for a 23% noncontrolling interest in IW JV.  Refer to Notes 1 and 10 for additional information.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

(5)  Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock		Total Available-for-Sale Securities
As of December 31, 2010:
Fair value	$15,117	$19,113		$34,230
Amortized cost basis	$28,997	$38,592		$67,589
Total other-than-temporary impairment recognized	$23,889	$31,576		$55,465
Adjusted cost basis	$5,108	$7,016		$12,124
Net gains in accumulated other comprehensive income (OCI)	$10,009	$12,097		$22,106
As of December 31, 2009:
Fair value	$9,388	$19,729		$29,117
Amortized cost basis	$25,735	$57,995		$83,730
Total other-than-temporary impairment recognized	$20,868	$46,116		$66,984
Adjusted cost basis	$4,867	$11,879		$16,746
Net gains in accumulated OCI	$4,521	$7,911		$12,432
Net losses in accumulated OCI	$-	$61	(a)	$61

(a)

This amount represents the gross unrealized losses of one preferred stock security with a fair value of $3,163 as of December 31, 2009. This security had been in a continuous unrealized loss position for greater than 12 months as of December 31, 2009.

	Years Ended December 31,
	2010	2009	2008
Net unrealized OCI gain (loss)	$13,742	$35,594	$(115,716)
Other-than-temporary impairment	$-	$24,831	$160,327
Net gain (loss) on sales of securities	$4,007	$42,870	$(561)

(6)  Stock Option Plan

At the Company’s annual shareholders’ meeting held on October 14, 2008, the Company’s shareholders voted to approve the establishment of the Equity Compensation Plan, which, subject to certain conditions, authorizes (at the discretion of the board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

the Company’s employees in connection with compensation and incentive arrangements that may be established by the board of directors.  At December 31, 2010, no awards under the Equity Compensation Plan have been granted.

During 2010, the Compensation Committee approved an executive bonus program pursuant to which our executives are eligible to receive bonuses payable in shares of restricted common stock.  For each executive, a portion of his award, if any, will be based upon individual performance as determined by the Compensation Committee at its discretion and a portion, if any, will be based on certain corporate performance measures.  An insignificant amount of expense was recorded during 2010 related to this bonus program.  As of the date of this filing, the Compensation Committee had not yet met to finalize the 2010 awards, if any.

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of December 31, 2010 and 2009, options to purchase 140 and 105 shares, respectively, of common stock have been granted, of which options to purchase 1 share and none, respectively, have been exercised and none have expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (1.87%), risk free interest rate (1.13%), expected life (five years) and expected volatility rate (35%).  Compensation expense of $48, $24 and $8 related to these stock options was recorded during the years ended December 31, 2010, 2009 and 2008, respectively.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,366, $26,577 and $25,346, as of December 31, 2010, 2009 and 2008, respectively.

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

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,928, $2,015 and $2,199 for the years ended December 31, 2010, 2009 and 2008, respectively.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2011	473,772
2012	444,681
2013	409,597
2014	348,231
2015	284,634
Thereafter	1,305,747
Total	$3,266,662

The remaining lease terms range from one year to 71 years.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their lease that provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations.  The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

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

	Years Ended December 31,
	2010	2009	2008

Ground lease rent expense	$10,252	$10,074	$10,814
Office rent expense	$757	$810	$774

Minimum future rental payments to be paid under the ground leases and office leases are as follows:

Minimum Lease Payments
2011	6,244
2012	6,383
2013	6,467
2014	6,663
2015	6,676
Thereafter	547,849
Total	$580,282

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at December 31, 2010 and 2009:

	December 31,
	2010	2009
Fixed rate mortgages payable:
Mortgage loans (a)	$3,334,784	$3,718,038
Premium, net of accumulated amortization	17,534	-
Discounts, net of accumulated amortization	(2,502)	(3,011)
	3,349,816	3,715,027
Variable rate mortgages payable:
Mortgage loans	17,389	17,503
Construction loans	86,768	96,095
	104,157	113,598

Mortgages payable	3,453,973	3,828,625
Notes payable	138,900	175,360
Margin payable	10,017	-
Mortgages and notes payable	$3,602,890	$4,003,985

(a) Includes $67,504 of variable rate debt that was swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding as of December 31, 2010 were $3,453,973 and had a weighted average interest rate of 5.99% at December 31, 2010.  Of this amount, $3,349,816 had fixed rates ranging from 4.44% to 10.04% and a weighted average fixed rate of 6.04% at December 31, 2010.  The weighted average interest rates for the fixed rate mortgages payable exclude the impact of the premium and discount amortization.  The remaining $104,157 of outstanding indebtedness represented variable rate loans with a weighted average interest rate of 4.47% at December 31, 2010.  Properties with a net carrying value of $5,170,029 at December 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $62,704 at December 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of December 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the year ended December 31, 2010, the Company obtained mortgages and notes payable proceeds of $737,890, made mortgages and notes payable repayments of $1,018,351 and received forgiveness of debt of $50,831.  In addition, the RioCan joint venture assumed $97,888 of mortgages payable from the Company during 2010.  As a result of accounting for a group of eight mortgage refinancings as a modification under GAAP during the second quarter of 2010, the portion of the debt forgiveness associated with one property was recorded as mortgage premium on the remaining seven mortgages payable and is being amortized over the remaining term of those loans using the effective interest method.  The new mortgages payable that the Company entered into during the year ended December 31, 2010 have interest rates ranging from 2.48% to 8.00% and maturities up to ten years.  The stated interest rates of the loans repaid during the year ended December 31, 2010 ranged from 1.65% to 6.75%.  The Company also entered into modifications of existing loan agreements, which extended the maturities of $229,313 of mortgages payable up to December 2012.

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

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2010, the Company has guaranteed $55,053 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 16).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of December 31, 2010, the Company had $123,198 of mortgages payable that had matured.  During the second quarter of 2010, in order to prompt discussions with the lenders, the Company ceased making monthly debt service payments on two mortgage loans totaling $61,235.  One of these two properties was transferred to the lender in December 2010 as deed in lieu of foreclosure and the Company received debt forgiveness of $31,270 and recorded a gain on sale in discontinued operations of $19,841.  The remaining $29,965 has matured and is included in the $123,198 of total matured debt.  The non-payment of this monthly debt service payment amounts to $1,432 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and line of credit agreements.  The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement. No assurance can be provided that negotiations will result in a favorable outcome for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.

As of December 31, 2010, in addition to the $123,198 that had matured, the Company had $517,513 of mortgages payable, excluding principal amortization, maturing in 2011.  The following table sets forth the Company’s progress as of the date of this filing in addressing 2010 and 2011 maturities:

	Matured as of December 31, 2010	Maturing in 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$65,902	$107,824
Refinanced	-	10,153
Other repayments	-	1,463
Total addressed subsequent to December 31, 2010	65,902	119,440
Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in March 2011	21,715	81,809
Actively marketing to sell or refinance related properties or seeking extensions	35,581	316,264
	$123,198	$517,513

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements.  Management believes the Company was in compliance with such provisions at December 31, 2010.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Notes Payable

The following table summarizes the Company’s notes payable as of December 31, 2010 and 2009:

	December 31,
	2010	2009
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	-
Note payable to MS Inland	-	50,000
Third Party Note	-	360
	$138,900	$175,360

Notes payable outstanding as of December 31, 2010 were $138,900 and had a weighted average interest rate of 12.62% at December 31, 2010. Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV as discussed in Note 1. The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company’s equity interest in the entity owning the IW JV investment properties.

During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures in three years. In addition, the Company made notes payable repayments of $50,319, of which $50,000 represented a note payable to MS Inland, an unconsolidated joint venture, that bore interest at 4.80% and $319 related to a $600 note, net of amortization, with a third party that bore interest at 2.00% and matured on September 29, 2010.  Subsequent to the payoff of the $50,000 MS Inland note, the Company received a distribution of $65,240 from MS Inland.

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

The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

“Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  Due to the Company’s decision in June 2010 to voluntarily prepay a portion of its hedged debt, the Company’s variable-rate debt fell below the notional value on the interest rate swap hedging the aforementioned debt, causing the Company to be temporarily overhedged, but the interest rate swap continues to qualify as an effective hedge.  On June 30, 2010, the Company unwound the portion of the swap notional that corresponded with the prepayment.  In December 2010, the Company terminated a portion of its hedged debt and embedded the existing liability into a new swap which for accounting purposes is being considered an off-market hedging relationship.  As a result, the Company expects ineffectiveness in future periods based upon the nature of the new hedging relationship and is reclassifying the accumulated other comprehensive income from the prior hedging relationship into earnings over time.  During the year ended December 31, 2010, the Company recorded hedge ineffectiveness of $232 (loss).  During the years ended December 31, 2009 and 2008, the Company recorded no hedge ineffectiveness.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next year, the Company estimates that an additional $1,301 will be reclassified as an increase to interest expense.  During the year ended December 31, 2010, the Company accelerated $117 (loss) from other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.  There were no such accelerations during the years ended December 31, 2009 and 2008.

As of December 31, 2010 and 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$67,504

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2010 and 2009.

	Liability Derivatives
	December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,967	Other liabilities	$3,819

The table below presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate	Years Ended December 31,			Years Ended December 31,			Years Ended December 31,
Swaps	2010	2009		2010	2009		2010	2009
	$(1,722)	$(1,398)	Interest Expense	$(2,970)	$(3,095)	Other Expense	$(350)	$-

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

As of December 31, 2010, the fair value of derivatives in a liability position, which includes accrued interest of $68 but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $3,159.  As of December 31, 2010, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at December 31, 2010, it could have been required to settle its obligations under the agreements at their termination value of $3,159.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of December 31, 2010 and 2009, the Company had recorded a payable of $10,017 and none, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At December 31, 2010, this rate was equal to 0.61%.  Interest expense on this debt in the amount of $96, $252 and $3,443 is recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2010, 2009 and 2008, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the year ended December 31, 2010, the Company borrowed $22,860 on its margin account and paid down $12,843.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Debt Maturities

The following table shows the scheduled maturities of mortgages payable, notes payable, margin payable and the line of credit as of December 31, 2010 and for the next five years and thereafter and does not reflect the impact of any 2011 debt activity:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$646,060	$411,493	$305,913	$219,832	$468,143	$1,283,343	$3,334,784	$3,364,801
Notes payable	-	-	13,900	-	-	125,000	138,900	149,067
Total fixed rate debt	$646,060	$411,493	$319,813	$219,832	$468,143	$1,408,343	$3,473,684	$3,513,868
Variable rate debt:
Mortgages payable	$15,987	$88,170	$-	$-	$-	$-	$104,157	$104,157
Line of Credit	154,347	-	-	-	-	-	154,347	154,347
Margin payable	10,017	-	-	-	-	-	10,017	10,017
Total variable rate debt	180,351	88,170	-	-	-	-	268,521	268,521
Total maturing debt	$826,411	$499,663	$319,813	$219,832	$468,143	$1,408,343	$3,742,205	$3,782,389
Weighted average interest
rate on debt:
Fixed rate debt	5.43%	5.46%	5.55%	7.17%	5.78%	7.16%
Variable rate debt	5.16%	4.00%	-	-	-	-
Total	5.37%	5.20%	5.55%	7.17%	5.78%	7.16%

(a)	The debt maturity table does not include any premiums or discounts, of which $17,534 and $(2,502), net of accumulated amortization, respectively, is outstanding as of December 31, 2010.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Notes 1 and 10.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date.  The maturity table includes $123,198 of mortgages payable that had matured as of December 31, 2010 in the 2011 column.  See the mortgages payable section above for additional information on how the Company is addressing its 2011 mortgages payable maturities.

(9)  Line of Credit

The Company had secured credit agreement with KeyBank National Association and other financial institutions for borrowings up to $200,000, subject to the collateral pool requirement described below.  Based on the appraised value of the collateral pool, the Company’s ability to borrow was limited to $160,902 as of December 31, 2010.  The credit agreement had an original maturity date of October 14, 2010, which was extended to October 14, 2011.  The credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  The credit agreement also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The terms of the credit agreement stipulate, as of December 31, 2010:

•

monthly interest-only payments on the outstanding balance at the rate equal to LIBOR (3% floor) plus 3.50%;

•

quarterly fees ranging from 0.35% to 0.50%, per annum, on the average daily undrawn funds;

•

pay down of the line from net proceeds of asset sales;

•

an assignment of corporate cash flow in the event of default;

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 60%, minimum requirements related to the value of the collateral pool and the number of properties included in the collateral pool, and debt service coverage, and

•

permissions for non-recourse cross-default up to $250,000 and permissions for loans that have matured under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders.

On February 4, 2011, the Company amended and restated its credit agreement.  The terms of the amendment stipulate:

•

an increase in the aggregate commitment from $200,000 to $585,000 at closing, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan, and an accordion feature that allows the Company to increase the availability under the senior secured revolving line of credit to up to $500,000 in certain circumstances;

•

additions to the collateral pool secured by mortgage liens for an additional 16 properties, bringing the total collateral pool appraised valued to approximately $529,000 at closing ($565,000 as of the date of this filing);

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a reduction in the maximum advance rate on the appraised value of the collateral pool from 65% to 60% and requirements related to the value of the collateral pool, the number of properties included in the collateral pool, leverage and debt service coverage;

•

change in the LIBOR spread on advances to 2.75% to 4.00% from 3.50%, depending on leverage levels;

•

removal of the LIBOR floor of 3.00%;

•

an increase in the unused fees to 0.40% or 0.50% depending on the undrawn amount;

•

an increase in the amount of recourse cross-default permissions from none to $20,000;

•

a decrease in the amount of non-recourse cross-default permissions from $250,000 to $100,000, subject to certain carve-outs and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at discretion of the lenders, and

•

customary fees associated with the modification.

In exchange for these amendments, certain of the financial terms and covenants under the credit agreement have been modified, namely the leverage ratio and fixed charge coverage covenants, retroactive to December 31, 2010.  The senior secured revolving line of credit and the secured term loan mature on February 3, 2013, subject to a one-year extension option.  As of the date of this filing, the interest rate under the credit agreement is 4.31%.  As of December 31, 2010, the Company was in compliance with all of the financial covenants under its credit agreement.  The outstanding balance on the line of credit at December 31, 2010 and 2009 was $154,347 and $107,000, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(10)  Co-venture Obligation

As discussed in Note 1, on December 1, 2009, the Company transferred a 23% noncontrolling interest in IW JV to a related party, Inland Equity, in exchange for $50,000.

The Company is the controlling member in IW JV.  The organizational documents of IW JV contains provisions that require the entity to be liquidated through the sale of its assets upon reaching a future date as specified in the organizational document or through a call arrangement.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds from liquidation to the noncontrolling interest partner only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  In addition, at any time after 90 days from the date of Inland Equity’s contribution, the Company has the option to call Inland Equity’s interest in IW JV for an amount which is the greater of either: (a) fair market value of Inland Equity’s interest or (b) $50,000, plus an additional distribution of $5,000 and any unpaid preferred return or promote.  Since the outside ownership interest in IW JV is subject to a call arrangement, the transaction does not qualify as a sale and is accounted for as a financing arrangement.  Accordingly, IW JV is treated as a 100% owned subsidiary by the Company with the amount due to Inland Equity reflected as a financing in “Co-venture obligation” in the accompanying consolidated balance sheets.

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

The Company anticipates exercising its call option prior to reaching the liquidation date.  As a result, the Company is accreting the estimated additional amount it would be required to pay upon exercise of the call option over the anticipated exercise period of three years and, as such, has cumulatively accreted $1,264 through December 31, 2010.

(11)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	December 31		December 31
Joint Venture	Location	Investment	Redemption	2010	2009	2010	2009
MS Inland	Various	04/27/2007	N/A	20.0%	20.0%	$9,884	$77,059
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	95.8%	95.5%	4,059	1,898
RioCan	Various	09/30/2010	N/A	20.0%	N/A	12,292	-
Oak Property and Casualty	Burlington, VT	10/01/2006	N/A	25.0%	25.0%	7,230	-
						$33,465	$78,957

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively, except for the interest earned on the initial invested funds, of which the Company is allocated 95%.  The Company’s share of profits in MS Inland was $1,339, $1,699 and $1,581, for the years ended December 31, 2010, 2009 and 2008, respectively.  The Company received net cash distributions from MS Inland totaling $70,761, $4,176 and $4,910, for the years ended December 31, 2010, 2009 and 2008, respectively.  The 2010 total of $70,761 included $65,240 consisting of both funds that were previously escrowed by MS Inland and the repayment by the Company of a $50,000 note payable to MS Inland.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $322, $326 and $320 of amortization related to this difference for each of the years ended December 31, 2010, 2009 and 2008, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current fair value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $1,155, $1,193 and $1,209 during the years ended December 31, 2010, 2009 and 2008, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton at December 31, 2009 and 2008, are based upon the Company’s pro-rata share of capital contributions to date.  Based upon the maximum capital contribution obligations outlined in the joint venture agreement, the Company’s ownership percentage could increase to 96.3%.  The Company’s share of net income (loss) in Hampton was $819, $(13,282) and $(6,664) for the years ended December 31, 2010, 2009 and 2008, respectively, and is included in “Equity in income (loss) of unconsolidated joint ventures” in the consolidated statements of operations and other comprehensive loss.

As of December 31, 2010, there were six properties remaining in the Hampton joint venture, all of which are included in Hampton Owned.  The remaining properties have been disposed of primarily through sales and assignment.  During the year ended December 31, 2010, Hampton Owned completed the sale of three single-user retail properties, aggregating 126,700 square feet for a combined sales price of $1,885.  The aggregated sales resulted in the repayment of debt of $1,626, forgiveness of debt of $1,644, and total gains on sale of $210.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada.  The initial RioCan joint venture investment included up to eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the agreements, RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties. The joint venture acquired an 80% interest in the properties from the Company in exchange for cash, each of which was accounted for as a partial sale of real estate. Each property closing occurred individually over time based on timing of lender consent or refinance of the related mortgages payable.  The Company will earn property management, asset management and other customary fees on the joint venture.  Certain of the properties contain earnout provisions which, if met, would result in additional sales proceeds to the Company.  As of December 31, 2010, the joint venture had acquired eight properties.  These transactions do not qualify as discontinued operations in the Company’s consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership in the joint venture.  The Company received net cash distributions from the RioCan joint venture totaling $200 for the year ended December 31, 2010.

The difference between the Company’s investment in the RioCan joint venture and the amount of the underlying equity in net assets of the joint venture is due to basis differences resulting from the Company’s contribution of property assets at

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of the RioCan joint venture’s property assets.

On December 1, 2010, it was determined that the Company was no longer the primary beneficiary of the Captive, or Oak Property & Casualty, an insurance association captive wholly-owned by the Company and three related parties, IREC, IARETI and IDRETI.  As a result, the Company’s investment in the Captive has been and will continue to be reflected as an equity method investment beginning December 1, 2010.  Refer to Note 1 for further information.  The Company’s share of loss in the Captive was $45 for the one month period ended December 31, 2010.

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

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of December 31, 2010 and 2009.

(12)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of December 31, 2010 and 2009, options to purchase 139 and 105 shares of common stock, respectively, at the weighted average exercise price of $8.68 and $9.30 per share, respectively, were outstanding.  The Company is in a net loss position for the years ended December 31, 2010, 2009 and 2008; therefore, the options to purchase shares are not considered in diluted loss per share since their effect is anti-dilutive.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Years Ended December 31,
	2010		2009		2008
Numerator:
Net loss from continuing operations	$(103,952)		$(131,886)		$(658,425)
(Income) loss from continuing operations attributable to noncontrolling interests	(1,136)		3,074		(514)
Loss from continuing operations attributable to Company shareholders	(105,088)		(128,812)		(658,939)
Income (loss) from discontinued operations	9,245		16,477		(24,788)
Net loss attributable to Company shareholders	$(95,843)		$(112,335)		$(683,727)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	483,743		480,310		481,442
Effect of dilutive securities:
Stock options	-	(a)	-	(a)	-	(a)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	483,743		480,310		481,442

(a)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 139, 105 and 70 shares as of December 31, 2010, 2009 and 2008, respectively. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

(13)  Income Taxes

The Company has elected to be taxed as a REIT under the Internal Revenue Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to distribute at least 90% of its REIT taxable income to the Company’s shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains.  The Company intends to continue to adhere to these requirements and to maintain its REIT status.  As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders.  Accordingly, the Company generally will not be subject to federal income taxes on the taxable income distributed to its shareholders.  The Company is generally subject to federal income taxes on any taxable income that is not currently distributed to its shareholders.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes and may not be able to qualify as a REIT for four subsequent taxable years.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to corporate federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the years ended December 31, 2010, 2009 and 2008, as a result of losses incurred during these periods.

In connection with the preparation for a potential listing of the Company’s common stock on the New York Stock Exchange, it was discovered that certain aspects of the operation of the Company’s DRP prior to May 2006 may have violated the prohibition against preferential dividends, which do not qualify for the dividends paid deduction.  To avoid paying preferential dividends, the Company must treat every shareholder of a class of stock with respect to which the Company makes a distribution the same as every other shareholder of that class, and the Company must not treat any class of stock other than according to its dividend rights as a class.

On January 20, 2011, the Company filed a request for a closing agreement from the IRS whereby the IRS would agree that the Company’s dividends paid deduction for the taxable years 2004 through 2006, the years for which the Company had positive taxable income, was sufficient for the Company to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request and continues to move it through its review process.  If the IRS does not enter into a

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

closing agreement, the Company could incur a tax related liability, representing a payment of corporate taxes due for past periods including interest and penalties for the open statutory tax years the Company would not have qualified as a REIT.

While there can be no assurance that the IRS will enter into a closing agreement with the Company, based upon the IRS entering into closing agreements with other REITs, the Company expects to obtain a closing agreement with the IRS for an estimated cost plus interest of approximately $62.  The Company estimates the range of loss that is reasonably possible is from $62 if it obtains the closing agreement to approximately $155,000 if it does not obtain the closing agreement.  The Company believes that it is probable that it will enter into a closing agreement with the IRS and as a result had recorded an expense of $62 during the year ended December 31, 2010.

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

The Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 were as follows:

	2010	2009
Deferred tax assets:
Impairment of assets	$2,874	$5,795
Capital loss carryforward	1,975	1,664
Net operating loss carryforward	4,047	4,114
Other	202	430
Gross deferred tax assets	9,098	12,003
Less: valuation allowance	(6,823)	(11,793)
Total deferred tax assets	2,275	210
Deferred tax liabilities
Other	(2,275)	(210)
Net deferred tax assets	$-	$-

The Company’s deferred tax assets and liabilities result from the activities of the TRS.  As of December 31, 2010, the TRS had a federal net operating loss (NOL) of $11,051, which will be available to offset future taxable income.  The TRS also had net capital losses (NCL) in excess of capital gains of $5,392 as of December 31, 2010, which can be carried forward to offset future capital gains.  If not used, the NOL and NCL will begin to expire in 2027 and 2013, respectively.

Differences between net loss per the consolidated statements of operations and other comprehensive loss and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on the investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table reconciles the Company’s net loss to taxable income before the dividends paid deduction for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Net loss attributable to Company shareholders	$(95,843)	$(112,335)	$(683,727)
Book/tax differences	68,240	157,492	799,227
Adjust for negative taxable income	27,603	-	-
Taxable income subject to 90%
dividend requirement	$-	$45,157	$115,500

The Company’s dividends paid deduction is summarized below:

	2010	2009	2008
Cash distributions paid	$83,385	$84,953	$309,198
Less: return of capital	(83,385)	(39,293)	(191,921)
Total dividends paid deduction attributable
to adjusted taxable income	$-	$45,660	$117,277

A summary of the tax characterization of the distributions paid for the years ended December 31, 2010, 2009 and 2008 follows:

	2010	2009	2008
Ordinary income	$-	$0.10	$0.24
Return of capital	0.17	0.08	0.40
	$0.17	$0.18	$0.64

The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.  As a result of this provision, liabilities of $237 are recorded as of December 31, 2010 and 2009.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2010.  Returns for the calendar years 2007 through 2010 remain subject to examination by federal and various state tax jurisdictions.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(14)  Provision for Impairment of Investment Properties

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

During the year ended December 31, 2010, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Mesa, Arizona	Multi-tenant retail property	December 31, 2010	195,000	3,400
Coppell, Texas (a)	Multi-tenant retail property	September 30, 2010	91,000	$1,851
Southlake, Texas (a)	Multi-tenant retail property	September 30, 2010	96,000	1,322
Sugarland, Texas (a)	Multi-tenant retail property	June 30, 2010	61,000	1,576
University Heights, Ohio	Multi-tenant retail property	June 30, 2010	287,000	6,281
				14,430
Discontinued Operations:
Richmond, Virginia	Single-user retail property	June 30, 2010	383,000	7,806
Hinsdale, Illinois	Single-user retail property	May 28, 2010	49,000	821
				8,627
			Total	$23,057
	Estimated fair value of impaired properties			$72,696

(a) Property acquired by the RioCan joint venture. Impairment based on estimated net realizable value inclusive of projected fair value of contingent earnout proceeds.

During the year ended December 31, 2009, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Douglasville, Georgia	Single-user retail property	December 31, 2009	110,000	$3,200
Nashville, Tennessee	Multi-tenant retail property	December 31, 2009	293,000	6,700
Thousand Oaks, California	Multi-tenant retail property	September 30, 2009	63,000	2,700
Vacaville, California	Single-user retail property	September 30, 2009	78,000	4,000
Largo, Maryland	Multi-tenant retail property	June 30, 2009	482,000	13,100
Hanford, California	Single-user retail property	June 30, 2009	78,000	3,800
Mesa, Arizona	Multi-tenant retail property	March 31, 2009	195,000	20,400
				53,900
Discontinued Operations:
Kansas City, Missouri	Single-user retail property	September 30, 2009	88,000	500
Wilmington, North Carolina	Single-user retail property	September 30, 2009	57,000	800
Mountain Brook, Alabama	Single-user retail property	September 30, 2009	44,000	1,100
Cupertino, California	Single-user office property	September 30, 2009	100,000	8,400
				10,800
			Total	$64,700
	Estimated fair value of impaired properties			$208,335

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2008, the Company recorded asset impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Phillipsburg, New Jersey	Multi-tenant retail property	December 31, 2008	107,000	$8,200
University Heights, Ohio	Multi-tenant retail property	December 31, 2008	287,000	12,000
Kansas City, Missouri	Multi-tenant retail property	December 31, 2008	89,000	11,000
Bakersfield, California	Single-user retail property	December 31, 2008	75,000	3,400
Highland, California	Single-user retail property	December 31, 2008	81,000	2,600
Ridgecrest, California	Single-user retail property	September 30, 2008	59,000	3,300
Turlock, California	Single-user retail property	September 30, 2008	61,000	3,000
Stroudsburg, Pennsylvania	Multi-tenant retail property	September 30, 2008	143,000	3,400
Murrieta, California	Single-user retail property	June 30, 2008	37,000	4,700
				51,600
Discontinued Operations:
Richmond, Virginia	Single-user office property	December 31, 2008	383,000	25,400
Naperville, Illinois	Single-user retail property	June 30, 2008	41,000	3,000
				28,400
			Total	$80,000
	Estimated fair value of impaired properties			$125,025

(15)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2010 and 2009.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$34,230	$34,230	$29,117	$29,117
Notes receivable	8,290	8,245	8,330	8,287
Financial liabilities:
Mortgages and notes payable	$3,602,890	$3,628,042	$4,003,985	$3,822,695
Line of credit	154,347	154,347	107,000	107,000
Other financings	8,477	8,477	11,887	11,887
Co-venture obligation	51,264	55,000	50,139	55,000
Derivative liability	2,967	2,967	3,819	3,819

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and interest rate swaps, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of December 31, 2010 and 2009 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•

Investment in marketable securities: Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

•

Notes receivable: The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates that approximate those offered by lending institutions for loans with similar terms to companies with comparable risk.  The rates used are not directly observable in the marketplace, and judgment is used in determining the appropriate rate based upon the specific terms of the individual notes receivable agreement.

•

Mortgages payable: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  The rates used are not directly observable in the marketplace, and judgment is used in determining the appropriate rate for each of our individual mortgages payable based upon the specific terms of the agreement, including the term to maturity and the leverage ratio of the underlying property.

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

•

Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment (See Note 10).  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $1,264 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2010 and 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following table presents the Company’s assets and liabilities, measured on a recurring basis, and related valuation inputs within the fair value hierarchy utilized to measure fair value as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
December 31, 2010
Investment in marketable securities	$34,230	-	-	$34,230
Derivative liability	$-	2,967	-	$2,967

December 31, 2009
Investment in marketable securities	$29,117	-	-	$29,117
Derivative liability	$-	3,819	-	$3,819

There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2010.

During year ended December 31, 2010, the Company recorded asset impairment charges of $23,057 related to two of its consolidated operating properties, three consolidated operating properties that were partially sold to the RioCan joint venture and two properties that were sold.  The combined estimated fair value of these properties was $72,696.  During the year ended December 31, 2009, the Company recorded asset impairment charges of $64,700 related to seven of its consolidated operating properties and four properties that were sold.  The combined estimated fair value of these properties was $208,335.  During the year ended December 31, 2008, the Company recorded asset impairment charges of $80,000 related to nine of its consolidated operating properties and two properties that were disposed with a combined fair value of $125,025.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the purchase price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating properties were classified within Level 3 of the fair value hierarchy, except for when the estimated contract price is used, which results in Level 2 classification.

(16)  Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of December 31, 2010, the Company may pay as much as $1,400 in the future as retail space covered by earnout agreements.

The Company has previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.   In conjunction with the two remaining agreements, the Company has funded its total commitments of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at December 31, 2010 and 2009 was $8,290 and $8,330, respectively, net of allowances of $300 and $17,209, respectively.  In May 2010, the Company entered into an agreement related to the secured installment note that extended the maturity date from May 31, 2010 to February 29, 2012.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2010, the Company has guaranteed $154,347 and $26,240 of the outstanding secured line of credit and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of December 31, 2010, the Company also guaranteed $28,813 representing a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Joint Venture	Construction Loan Balance at December 31, 2010	Percentage/Amount Guaranteed by the Company	Guarantee Amount
Frisco, Texas	Parkway Towne Crossing	$20,757	35%	$7,265
Dallas, Texas	Wheatland Towne Crossing	5,712	50%	2,856
Henderson, Nevada	Lake Mead Crossing	48,949	15%	7,342
Henderson, Nevada	Green Valley Crossing	11,350	$11,350	11,350
				$28,813

As discussed in Note 13, on January 20, 2011, the Company filed a request for a closing agreement from the IRS, whereby the IRS would agree that the Company’s dividends paid deduction for the taxable years 2004 through 2006, the years for which the Company had positive taxable income, was sufficient for it to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request and continues to move it through its review process.  The Company believes it will obtain a closing agreement with the IRS as the IRS has entered into similar closing agreements with other REITs.  The Company has recorded an expense of $62 representing the estimated cost plus interest to obtain such closing agreement.  The Company estimates the range of loss that is reasonably possible is from $62 if it obtains the closing agreement to approximately $155,000 if it does not obtain the closing agreement.

(17)  Litigation

The Company previously disclosed in its Form 10-K, as amended, for the fiscal years ended December 31, 2009, 2008 and 2007, the lawsuit filed against the Company and nineteen other defendants by City of St. Clair Shores General

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

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

On July 14, 2010, the lawsuit was settled by the Company and the other defendants (the “Settlement”).  On November 8, 2010, the Court granted final approval of the Settlement.  Pursuant to the terms of the Settlement, 9,000 shares of common stock of the Company were transferred back to the Company from shares of common stock issued to the owners (the “Owners”) of certain entities that were acquired by the Company in its internalization transaction.  This share transfer was recorded as a capital transaction in the fourth quarter of 2010.  Pursuant to the Settlement, the Company paid the fees and expenses of counsel for class plaintiffs in the amount of $10,000, as awarded by the Court on November 8, 2010.  The Company was reimbursed $1,994 by its insurance carrier for a portion of such fees and expenses.  The Owners (who include Daniel L. Goodwin, who beneficially owned more than 5% of the stock of the Company as of December 31, 2010, and certain directors and executive officers of the Company) also agreed to provide a limited indemnification to certain defendants who are directors and an officer of the Company if any class members opted out of the Settlement and brought claims against them.  Seven class members have opted out of the Settlement; to the Company’s knowledge, none of these seven class members have filed claims against the Company or its directors and officers.

(18)  Subsequent Events

During the period from January 1, 2011 through the date of this filing the Company:

•

amended and restated its existing credit agreement increasing the aggregate amount to $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan with a number of financial institutions;

•

filed a registration statement on Form S-11 with the Securities and Exchange Commission regarding a proposed public offering of the Company’s common stock, and

•

filed a request for a closing agreement from the IRS, whereby the IRS would agree that the Company’s dividends paid deduction for the taxable years 2004 through 2006, the years for which it had positive taxable income, was sufficient for the Company to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request continues to move it through its review process (see Note 13).

On February 16, 2011, Borders Group, Inc. (Borders), a national retailer, filed for bankruptcy under Chapter 11. As of December 31, 2010, Borders leased approximately 220,000 square feet of space from the Company at 10 locations, which leases represented approximately $2,600 of ABR. In addition, Borders leased approximately 28,000 square feet of space at one of the Company’s unconsolidated joint venture properties, which represented $344 of ABR.  Borders has informed the Company that it intends to close stores at five locations where it leased space from the Company, representing approximately 115,000 square feet of GLA and $1,119 of ABR as of December 31, 2010. The Company evaluated its exposure to Borders as of December 31, 2010 and recorded a write-off of any straight-line rents, deferred lease costs, tenant improvements, tenant inducements and intangible assets and liabilities at those five locations.  The amount of the write offs totaled $2,777.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(19)  Quarterly Financial Information (unaudited)

	2010
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$155,277	164,597	162,014	165,610
Reclassified to discontinued operations (a)	-	-	-	(442)
Adjusted total revenues	$155,277	164,597	162,014	165,168
Net income (loss) attributable to Company shareholders	$(3,411)	(25,527)	(38,349)	(28,556)
Net earnings (loss) per common share-basic and diluted	$(0.01)	(0.05)	(0.08)	(0.06)
Weighted average number of common shares outstanding-basic and diluted	484,113	484,865	483,590	482,402

	2009
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$160,989	164,446	170,118	169,025
Reclassified to discontinued operations (a)	2,304	62	(973)	(1,392)
Adjusted total revenues	$163,293	164,508	169,145	167,633
Net (loss) income attributable to Company shareholders	$(44,849)	12,585	(33,391)	(46,680)
Net (loss) earnings per common share-basic and diluted	$(0.09)	0.03	(0.07)	(0.10)
Weighted average number of common shares outstanding-basic and diluted	481,675	481,049	479,853	478,662

 (a)

Represents revenue that has been reclassified to discontinued operations since previously reported amounts in Form 10-Q or 10-K.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Balance at beginning of year		Charged to costs and expenses		Write-offs		Balance at end of year
Year ended December 31, 2010
Allowance for doubtful accounts	$31,019	(a)	3,103		(24,984)	(b)	$9,138

Year ended December 31, 2009
Allowance for doubtful accounts	$15,510	(c)	26,944	(d)	(11,440)		$31,014	(d)

Year ended December 31, 2008
Allowance for doubtful accounts	$8,143	(e)	22,667		(15,769)		$15,041

(a)	Beginning balance includes $5 for allowance for doubtful accounts related to an investment property held for sale in 2009.
(b)	Includes $16,909 related to a note receivable that was fully written off in 2010.
(c)

Beginning balance excludes $10 of allowance for doubtful accounts related to an investment property held for sale in 2009 and includes $479 for allowance for doubtful accounts related to an investment property held for sale in 2008.

(d)	Includes $16,909 related to a note receivable that was fully reserved in 2009.
(e)	Beginning balance excludes $73 of allowance for doubtful accounts related to an investment property held for sale in 2008.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

23rd Street Plaza	3,192	1,300	5,319	65	1,300	5,384	6,684	1,185	2003	12/04
Panama City, FL
Academy Sports	3,275	1,230	3,752	-	1,230	3,752	4,982	882	2004	07/04
Houma, LA
Academy Sports	2,680	1,340	2,943	3	1,340	2,946	4,286	666	2004	07/04
Midland, TX
Academy Sports	3,255	1,050	3,954	6	1,050	3,960	5,010	895	2004	07/04
Port Arthur, TX
Academy Sports	4,267	3,215	3,963	-	3,215	3,963	7,178	859	2004	07/04
San Antonio, TX
Alison's Corner	2,660	1,045	5,700	78	1,045	5,778	6,823	1,411	2003	04/04
San Antonio, TX
American Express	10,884	1,400	15,370	9	1,400	15,379	16,779	3,229	2000	12/04
DePere, WI
American Express	-	2,900	10,170	8	2,900	10,178	13,078	2,137	1983	12/04
Phoenix, AZ
Arvada Connection and Arvada Marketplace	22,000	8,125	39,366	458	8,125	39,824	47,949	9,904	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	9,905	-	21,052	274	-	21,326	21,326	4,369	2002	05/05
Chicago, IL
Azalea Square I	12,490	6,375	21,304	1,592	6,375	22,896	29,271	4,962	2004	10/04
Summerville, SC
Azalea Square III	8,703	3,280	10,348	63	3,280	10,411	13,691	1,240	2007	10/07
Summerville, SC
Bangor Parkade	17,250	11,600	13,539	3,940	11,600	17,479	29,079	2,960	2005	03/06
Bangor, ME
Battle Ridge Pavilion	10,347	4,350	11,366	(135)	4,350	11,231	15,581	1,936	1999	05/06
Marietta, GA
Beachway Plaza	6,025	5,460	10,397	210	5,460	10,607	16,067	2,176	1984 / 2004	06/05
Bradenton, FL
Bed Bath & Beyond Plaza	9,417	-	18,367	(115)	-	18,252	18,252	4,182	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza	10,550	4,530	11,901	-	4,530	11,901	16,431	2,361	2000-2002	07/05
Westbury, NY
Best on the Boulevard	18,140	7,460	25,583	286	7,460	25,869	33,329	6,459	1996-1999	04/04
Las Vegas, NV
Bison Hollow	7,787	5,550	12,324	(18)	5,550	12,306	17,856	2,558	2004	04/05
Traverse City, MI
Blockbuster at Five Forks (a)	-	440	1,018	-	440	1,018	1,458	215	2004-2005	03/05
Simpsonville, SC
Bluebonnet Parc	9,135	4,450	16,407	(61)	4,450	16,346	20,796	4,143	2002	04/04
Baton Rouge, LA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Boston Commons	9,012	3,750	9,690	68	3,750	9,758	13,508	2,038	1993	05/05
Springfield, MA
Boulevard at The Capital Ctr	70,100	-	114,703	(31,003)	-	83,700	83,700	5,590	2004	09/04
Largo, MD
Boulevard Plaza	2,478	4,170	12,038	2,465	4,170	14,503	18,673	2,820	1994	04/05
Pawtucket, RI
The Brickyard	44,000	45,300	26,657	3,884	45,300	30,541	75,841	6,387	1977 / 2004	04/05
Chicago, IL
Broadway Shopping Center	10,482	5,500	14,002	1,537	5,500	15,539	21,039	2,934	1960 /1999 -	09/05
Bangor, ME									2000
Brown's Lane	5,155	2,600	12,005	518	2,600	12,523	15,123	2,606	1985	04/05
Middletown, RI
Burlington Coat Factory	5,500	2,858	5,084	1,247	2,858	6,331	9,189	1,017	1993	09/05
Elk Grove, CA
Burlington Coat Factory	5,100	3,860	4,008	1,917	3,860	5,925	9,785	853	1988	09/05
Moreno Valley, CA
Burlington Coat Factory	5,000	3,388	4,339	867	3,388	5,206	8,594	849	1981	09/05
Redlands, CA
Burlington Coat Factory	5,200	3,324	4,624	(3,487)	1,494	2,967	4,461	142	1992	09/05
Vacaville, CA
Carmax	-	6,210	7,731	-	6,210	7,731	13,941	1,653	1998	03/05
San Antonio, TX
Carrier Towne Crossing	10,992	2,750	13,662	834	2,750	14,496	17,246	2,718	1998	12/05
Grand Prairie, TX
Central Texas Marketplace	45,386	13,000	47,559	3,738	13,000	51,297	64,297	7,433	2004	12/06
Waco, TX
Centre at Laurel	27,200	19,000	8,406	16,589	19,000	24,995	43,995	4,155	2005	02/06
Laurel, MD
Century III Plaza	26,200	7,100	33,212	465	7,100	33,677	40,777	6,573	1996	06/05
West Mifflin, PA
Chantilly Crossing	16,880	8,500	16,060	1,953	8,500	18,013	26,513	3,558	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	5,155	3,450	11,728	-	3,450	11,728	15,178	2,360	2000	03/05
Woodridge, IL
Citizen's Property Insurance	5,997	2,150	7,601	6	2,150	7,607	9,757	1,420	2005	08/05
Jacksonville, FL
Clearlake Shores	6,252	1,775	7,026	1,182	1,775	8,208	9,983	1,664	2003-2004	04/05
Clear Lake, TX
Colony Square	25,488	16,700	22,775	(746)	16,700	22,029	38,729	3,697	1997	05/06
Sugar Land, TX
The Columns	12,886	5,830	19,439	62	5,830	19,501	25,331	4,511	2004	8/04 & 10/04
Jackson, TN

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

The Commons at Temecula	29,623	12,000	35,887	(1,912)	12,000	33,975	45,975	7,079	1999	04/05
Temecula, CA
Coram Plaza	14,671	10,200	26,178	2,041	10,200	28,219	38,419	6,063	2004	12/04
Coram, NY
Cornerstone Plaza	4,962	2,920	10,359	(166)	2,920	10,193	13,113	2,093	2004-2005	05/05
Cocoa Beach, FL
Corwest Plaza	15,244	6,900	23,851	15	6,900	23,866	30,766	6,197	1999-2003	01/04
New Britian, CT
Cost Plus Distribution Warehouse (b)	16,300	10,075	21,483	29,493	7,104	53,947	61,051	7,641	2003	04/06
Stockton, CA
Cottage Plaza	11,201	3,000	19,158	(77)	3,000	19,081	22,081	4,138	2004-2005	02/05
Pawtucket, RI
Cranberry Square	11,499	3,000	18,736	492	3,000	19,228	22,228	4,552	1996-1997	07/04
Cranberry Township, PA
Crockett Square	5,812	4,140	7,534	53	4,140	7,587	11,727	1,365	2005	02/06
Morristown, TN
Crossroads Plaza CVS	4,563	1,040	3,780	49	1,040	3,829	4,869	781	1987	05/05
North Attelboro, MA
Crown Theater (a)	-	7,318	954	-	7,318	954	8,272	347	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,816	3,350	11,083	(278)	3,350	10,805	14,155	2,277	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	1,738	910	2,891	-	910	2,891	3,801	583	1999	06/05
Burleson, TX
CVS Pharmacy	3,668	2,096	3,863	8	2,096	3,871	5,967	689	2005	12/05
Cave Creek, AZ
CVS Pharmacy (Eckerd)	2,329	975	2,400	2	975	2,402	3,377	623	2003	12/03
Edmond, OK
CVS Pharmacy	3,475	1,460	4,455	2	1,460	4,457	5,917	953	2004	03/05
Jacksonville, FL
CVS Pharmacy	1,222	750	1,958	-	750	1,958	2,708	401	1999	05/05
Lawton, OK
CVS Pharmacy	1,867	250	2,777	-	250	2,777	3,027	585	2001	03/05
Montevallo, AL
CVS Pharmacy	2,016	600	2,659	-	600	2,659	3,259	552	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,668	932	4,370	-	932	4,370	5,302	1,143	2003	12/03
Norman, OK
CVS Pharmacy	1,947	620	3,583	-	620	3,583	4,203	722	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,761	1,100	3,254	-	1,100	3,254	4,354	686	2004	03/05
Saginaw, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

CVS Pharmacy	1,866	600	2,469	3	600	2,472	3,072	559	2004	10/04
Sylacauga, AL
Darien Towne Center	18,572	7,000	22,468	(503)	7,000	21,965	28,965	5,780	1994	12/03
Darien, IL
Davis Towne Crossing	3,441	1,850	5,681	1,096	1,850	6,777	8,627	1,559	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	28,449	6,000	43,434	11,145	6,000	54,579	60,579	11,780	2003-2004	10/04
Denton, TX
Diebold Warehouse	7,240	-	11,190	2	-	11,192	11,192	2,257	2005	07/05
Green, OH
Dorman Center I & II	21,568	17,025	29,478	361	17,025	29,839	46,864	7,457	2003-2004	3/04 & 7/04
Spartanburg, SC
Duck Creek	12,567	4,440	12,076	5,198	4,440	17,274	21,714	2,991	2005	11/05
Bettendorf, IA
East Stone Commons	22,550	2,900	28,714	(1,486)	2,826	27,302	30,128	4,501	2005	06/06
Kingsport, TN
Eastwood Towne Center	23,324	12,000	65,067	(412)	12,000	64,655	76,655	15,831	2002	05/04
Lansing, MI
Edgemont Town Center	6,790	3,500	10,956	(193)	3,500	10,763	14,263	2,459	2003	11/04
Homewood, AL
Edwards Multiplex	9,913	-	35,421	-	-	35,421	35,421	7,359	1988	05/05
Fresno, CA
Edwards Multiplex	14,324	11,800	33,098	-	11,800	33,098	44,898	6,876	1997	05/05
Ontario, CA
Evans Towne Centre	4,461	1,700	6,425	23	1,700	6,448	8,148	1,423	1995	12/04
Evans, GA
Fairgrounds Plaza	14,455	4,800	13,490	4,354	5,431	17,213	22,644	3,540	2002-2004	01/05
Middletown, NY
Fisher Scientific (a)	-	510	12,768	-	510	12,768	13,278	2,458	2005	06/05
Kalamazoo, MI
Five Forks (a)	-	2,100	5,374	23	2,100	5,397	7,497	1,204	1999	12/04
Simpsonville, SC
Forks Town Center	8,825	2,430	14,836	697	2,430	15,533	17,963	3,637	2002	07/04
Easton, PA
Four Peaks Plaza	10,160	5,000	20,098	4,400	5,000	24,498	29,498	4,835	2004	03/05
Fountain Hills, AZ
Fox Creek Village	9,417	3,755	15,563	(1,081)	3,755	14,482	18,237	3,372	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	29,242	-	47,403	1,168	-	48,571	48,571	11,398	1988	06/04
Fullerton, CA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Galvez Shopping Center	4,292	1,250	4,947	339	1,250	5,286	6,536	1,064	2004	06/05
Galveston, TX
The Gateway	100,559	28,664	110,945	21,917	28,664	132,862	161,526	25,703	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	25,277	9,880	55,195	(1,517)	9,880	53,678	63,558	11,981	2003-2004	12/04
Avondale, AZ
Gateway Plaza	19,318	-	26,371	2,588	-	28,959	28,959	6,576	2000	07/04
Southlake, TX
Gateway Station	3,101	1,050	3,911	1,022	1,050	4,933	5,983	1,074	2003-2004	12/04
College Station, TX
Gateway Station II	6,268	1,530	8,146	(511)	1,530	7,635	9,165	972	2006-2007	05/07
College Station, TX
Gateway Village	25,803	8,550	39,298	3,777	8,550	43,075	51,625	10,036	1996	07/04
Annapolis, MD
Gerry Centennial Plaza (a)	-	5,370	12,968	8,315	5,370	21,283	26,653	2,469	2006	06/07
Oswego, IL
Giant Eagle	12,154	3,425	16,868	10	3,425	16,878	20,303	3,145	2000	11/05
Columbus, OH
Gloucester Town Center	9,254	3,900	17,878	280	3,900	18,158	22,058	3,682	2003	05/05
Gloucester, NJ
GMAC Insurance Buildings	28,788	8,250	50,287	12	8,250	50,299	58,549	11,526	1980/1990	09/04
Winston-Salem, NC
Golfsmith	-	1,250	2,974	2	1,250	2,976	4,226	538	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace	13,792	-	30,377	1,899	-	32,276	32,276	7,406	2001	08/04
Tallahassee, FL
Grapevine Crossing	12,415	4,100	16,938	156	4,100	17,094	21,194	3,533	2001	04/05
Grapevine, TX
Green's Corner	5,551	3,200	8,663	(39)	3,200	8,624	11,824	1,898	1997	12/04
Cumming, GA
Greensburg Commons	10,153	2,700	19,116	(257)	2,700	18,859	21,559	4,010	1999	04/05
Greensburg, IN
Greenwich Center (a)	-	3,700	15,949	(9,466)	2,051	8,132	10,183	687	2002	02/06
Phillipsburg, NJ
Gurnee Town Center	15,761	7,000	35,147	86	7,000	35,233	42,233	7,969	2000	10/04
Gurnee, IL
Hartford Insurance Building	9,614	1,700	13,709	6	1,700	13,715	15,415	2,682	2005	08/05
Maple Grove, MN
Harvest Towne Center	4,163	3,155	5,085	49	3,155	5,134	8,289	1,193	1996-1999	09/04
Knoxville, TN
Henry Town Center	32,537	10,650	46,814	323	10,650	47,137	57,787	10,370	2002	12/04
McDonough, GA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Heritage Towne Crossing	7,236	3,065	10,729	1,119	3,065	11,848	14,913	2,928	2002	03/04
Euless, TX
Hewitt Associates Campus	125,261	28,500	178,524	(3)	28,497	178,524	207,021	36,543	1974/1986	05/05
Lincolnshire, IL
Hickory Ridge	20,123	6,860	30,517	(41)	6,860	30,476	37,336	7,390	1999	01/04
Hickory, NC
High Ridge Crossing	5,155	3,075	9,148	(323)	3,075	8,825	11,900	1,903	2004	03/05
High Ridge, MO
Hobby Lobby (a)	-	1,728	3,791	-	1,728	3,791	5,519	834	2004	01/05
Concord, NC
Holliday Towne Center	8,128	2,200	11,609	(367)	2,200	11,242	13,442	2,491	2003	02/05
Duncansville, PA
Home Depot Center	11,200	-	16,758	-	-	16,758	16,758	3,379	1996	06/05
Pittsburgh, PA
Home Depot Plaza	13,530	9,700	17,137	439	9,700	17,576	27,276	3,517	1992	06/05
Orange, CT
HQ Building	9,500	5,200	10,010	4,083	5,200	14,093	19,293	2,042	Redev: 04	12/05
San Antonio, TX
Humblewood Shopping Center	6,739	2,200	12,823	(51)	2,200	12,772	14,972	2,345	Renov: 05	11/05
Humble, TX
Irmo Station	5,254	2,600	9,247	75	2,600	9,322	11,922	2,045	1980 & 1985	12/04
Irmo, SC
Jefferson Commons	53,998	23,097	52,762	(32)	23,097	52,730	75,827	5,651	2005	02/08
Newport News, VA
King Philip's Crossing	10,800	3,710	19,144	268	3,710	19,412	23,122	3,543	2005	11/05
Seekonk, PA
Kohl's	6,085	1,600	8,275	5	1,600	8,280	9,880	1,497	2005	10/05
Georgetown, KY
Kohl's	4,700	2,701	5,304	(4,537)	1,289	2,179	3,468	139	1993	09/05
Hanford, CA
Kohl's	4,400	2,723	4,210	1	2,723	4,211	6,934	817	1979	09/05
Lodi, CA
Kohl's	4,800	3,864	3,533	1	3,864	3,534	7,398	686	1973	09/05
Sacramento, CA
Kohl's	6,000	5,211	3,546	1	5,211	3,547	8,758	688	1980	09/05
Sun Valley, CA
La Plaza Del Norte	17,125	16,005	37,744	850	16,005	38,594	54,599	9,507	1996/1999	01/04
San Antonio, TX
Lake Forest Crossing	4,520	2,200	5,110	116	2,200	5,226	7,426	1,073	2004	03/05
McKinney, TX
Lake Mary Pointe	1,725	2,075	4,009	99	2,075	4,108	6,183	928	1999	10/04
Lake Mary, FL

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Lake Worth Towne Crossing	26,491	6,200	30,910	4,279	6,200	35,189	41,389	5,647	2005	06/06
Lake Worth, TX
Lakepointe Towne Center	21,715	4,750	23,904	875	4,750	24,779	29,529	5,005	2004	05/05
Lewisville, TX
Lakewood Towne Center	42,040	11,200	70,796	(3,382)	11,200	67,414	78,614	16,172	1988/2002-	06/04
Lakewood, WA									2003
Lincoln Plaza	41,348	13,000	46,482	21,424	13,165	67,741	80,906	11,936	2001-2004	09/05
Worchester, MA
Low Country Village I & II	10,817	2,910	16,614	(97)	2,910	16,517	19,427	3,576	2004 & 2005	06/04 & 09/05
Bluffton, SC
Lowe's/Bed, Bath & Beyond	13,783	7,423	799	(8)	7,415	799	8,214	284	2005	08/05
Butler, NJ
MacArthur Crossing	7,342	4,710	16,265	630	4,710	16,895	21,605	4,287	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,641	2,635	15,040	(1,121)	2,635	13,919	16,554	3,106	2004	02/05
Houma, LA
Manchester Meadows (a)	-	14,700	39,738	(239)	14,700	39,499	54,199	9,286	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	8,892	3,300	12,195	3,340	3,300	15,535	18,835	3,431	2003-2004	11/04
Mansfield, TX
Maple Tree Place	63,400	28,000	67,361	2,363	28,000	69,724	97,724	14,323	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	13,977	1,900	16,668	659	1,847	17,380	19,227	3,065	1986/2004	11/05
Columbus, IN
The Market at Polaris	36,196	11,750	40,197	6,193	11,750	46,390	58,140	8,434	2005	11/05
Columbus, OH
Massillon Commons	7,286	4,090	12,521	280	4,090	12,801	16,891	2,657	1986/2000	04/05
Massillion, OH
Maytag Distribution Center	-	1,700	20,681	-	1,700	20,681	22,381	4,343	2004	01/05
North Liberty, IA
McAllen Shopping Center	1,623	850	2,958	(112)	850	2,846	3,696	628	2004	12/04
McAllen, TX
McDermott Towne Crossing	5,617	1,850	6,923	75	1,850	6,998	8,848	1,343	1999	09/05
Allen, TX
Mervyns	5,000	1,964	5,682	(4,088)	1,006	2,552	3,558	211	1988	09/05
Bakersfield, CA
Mervyns	5,200	2,357	5,702	1	2,357	5,703	8,060	1,107	1992	09/05
Fontana, CA
Mervyns	5,100	2,455	5,438	152	2,455	5,590	8,045	1,056	1993	09/05
Fresno, CA
Mervyns	5,300	2,308	5,870	(3,311)	1,506	3,361	4,867	278	1994	09/05
Highland, CA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Mervyns	5,700	2,799	6,194	1	2,799	6,195	8,994	1,203	1992	09/05
Manteca, CA
Mervyns	5,100	4,027	3,931	2	4,027	3,933	7,960	763	1992	09/05
McAllen, TX
Mervyns	5,100	4,714	3,153	1	4,714	3,154	7,868	612	1989	09/05
Morgan Hill, CA
Mervyns	6,400	6,305	5,384	1	6,305	5,385	11,690	1,045	1982	09/05
Oceanside, CA
Mervyns	5,000	4,419	3,235	1	4,419	3,236	7,655	628	1990	09/05
Rancho Cucamonga, CA
Mervyns	3,300	1,473	4,556	(3,632)	641	1,756	2,397	162	1990	09/05
Ridgecrest, CA
Mervyns	5,400	4,734	2,997	2	4,734	2,999	7,733	582	1983	09/05
Roseville, CA
Mervyns	5,100	4,704	3,062	1	4,704	3,063	7,767	594	1990	09/05
Temecula, CA
Mervyns	4,000	1,925	4,294	(3,315)	975	1,929	2,904	178	1987	09/05
Turlock, CA
Mervyns	5,000	4,714	2,968	1	4,714	2,969	7,683	576	1982	09/05
Ventura, CA
Mesa Fiesta	-	5,800	28,302	(29,819)	957	3,326	4,283	(4)	2004	12/04
Mesa, AZ
Mid-Hudson Center	23,750	9,900	29,160	1	9,900	29,161	39,061	5,797	2000	07/05
Poughkeepsie, NY
Midtown Center	31,335	13,220	41,657	5,048	13,220	46,705	59,925	9,223	1986-1987	01/05
Milwaukee, WI
Mission Crossing	12,164	4,000	12,616	6,723	4,670	18,669	23,339	3,542	Renov:	07/05
San Antonio, TX									2003-2005
Mitchell Ranch Plaza	20,060	5,550	26,213	270	5,550	26,483	32,033	6,135	2003	08/04
New Port Richey, FL
Montecito Crossing	17,923	9,700	25,414	9,327	11,300	33,141	44,441	6,076	2004-2005	10/05
Las Vegas, NV
Mountain View Plaza I & II	14,373	5,180	18,212	72	5,180	18,284	23,464	3,325	2003 & 2006	10/05 & 11/06
Kalispell, MT
Newburgh Crossing	6,882	4,000	10,246	6	4,000	10,252	14,252	1,973	2005	10/05
Newburgh, NY
Newnan Crossing I & II	25,404	15,100	33,986	3,586	15,100	37,572	52,672	8,737	1999 & 2004	12/03 & 02/04
Newnan, GA
Newton Crossroads	3,915	3,350	6,927	(60)	3,350	6,867	10,217	1,511	1997	12/04
Covington, GA
North Ranch Pavilions (a)	-	9,705	8,296	(4,005)	8,141	5,855	13,996	357	1992	01/04
Thousand Oaks, CA
North Rivers Towne Center	10,507	3,350	15,720	195	3,350	15,915	19,265	3,924	2003-2004	04/04
Charleston, SC

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Northgate North	28,650	7,540	49,078	(16,433)	7,540	32,645	40,185	8,029	1999-2003	06/04
Seattle, WA
Northpointe Plaza	24,286	13,800	37,707	1,266	13,800	38,973	52,773	9,392	1991-1993	05/04
Spokane, WA
Northwood Crossing	10,691	3,770	13,658	347	3,770	14,005	17,775	2,555	1979/2004	01/06
Northport, AL
Northwoods Center	8,921	3,415	9,475	5,896	3,415	15,371	18,786	3,284	2002-2004	12/04
Wesley Chapel, FL
Old Time Pottery	3,250	2,000	3,017	(3,372)	708	937	1,645	39	1987/1999	06/06
Douglasville, GA									& 2005
Orange Plaza (Golfland Plaza)	6,200	4,350	4,834	996	4,350	5,830	10,180	1,093	1995	05/05
Orange, CT
The Orchard	12,229	3,200	17,151	14	3,200	17,165	20,365	3,368	2004-2005	07/05 & 9/05
New Hartford, NY
Pacheco Pass Phase I & II	29,088	13,420	32,785	(1,003)	13,400	31,802	45,202	5,343	2004 & 2006	07/05 & 06/07
Gilroy, CA
Page Field Commons	-	-	43,355	782	-	44,137	44,137	9,153	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	9,615	6,590	20,425	12	6,590	20,437	27,027	5,020	2002	04/04
Phoenix, AZ
Pavillion at Kings Grant I & II	16,000	10,274	12,392	10,713	10,274	23,105	33,379	3,615	2002-2003	12/03 & 06/06
Concord, NC									& 2005
Peoria Crossings I & II	20,246	6,995	32,816	3,722	8,495	35,038	43,533	8,445	2002-2003	03/04 & 05/05
Peoria, AZ									& 2005
PetSmart Distribution Center	23,731	1,700	38,808	(1,098)	1,700	37,710	39,410	6,759	2004-2005	07/05
Ottawa, IL
Phenix Crossing	4,362	2,600	6,776	105	2,600	6,881	9,481	1,525	2004	12/04
Phenix City, AL
Pine Ridge Plaza	11,384	5,000	19,802	1,672	5,000	21,474	26,474	4,987	1998-2004	06/04
Lawrence, KS
Placentia Town Center	11,598	11,200	11,751	101	11,200	11,852	23,052	2,628	1973/2000	12/04
Placentia, CA
Plaza at Marysville	9,638	6,600	13,728	157	6,600	13,885	20,485	3,236	1995	07/04
Marysville, WA
Plaza at Riverlakes	8,937	5,100	10,824	(31)	5,100	10,793	15,893	2,444	2001	10/04
Bakersfield, CA
Plaza Santa Fe II	15,037	-	28,588	669	-	29,257	29,257	6,865	2000-2002	06/04
Santa Fe, NM
Pleasant Run	14,373	4,200	29,085	2,502	4,200	31,587	35,787	6,817	2004	12/04
Cedar Hill, TX
Powell Center	8,390	5,490	7,448	(43)	5,490	7,405	12,895	1,022	2001	04/07
Lewis Center, OH
Preston Trail Village	13,595	7,139	13,670	793	7,139	14,463	21,602	1,247	1978/2008	09/08
Dallas, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Promenade at Red Cliff	8,426	5,340	12,665	143	5,340	12,808	18,148	3,209	1997	02/04
St. George, UT
Pro-Ranch Market	5,000	3,339	4,348	1	3,339	4,349	7,688	844	1981	9/05
El Paso, TX
Quakertown	8,290	2,400	9,246	1	2,400	9,247	11,647	1,810	2004-2005	09/05
Quakertown, PA
Rasmussen College	3,053	850	4,049	6	850	4,055	4,905	805	2005	08/05
Brooklyn Park, MN
Rave Theater	17,889	3,440	22,111	2,881	3,440	24,992	28,432	4,510	2005	12/05
Houston, TX
Raytheon Facility	11,841	650	18,353	2	650	18,355	19,005	3,645	Rehab: 2001	08/05
State College, PA
Red Bug Village	4,546	1,790	6,178	82	1,790	6,260	8,050	1,195	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	45,793	15,800	70,372	7,058	15,800	77,430	93,230	17,885	1986/2004	08/04
Baltimore, MD
Ridge Tool Building	4,543	415	6,799	1	415	6,800	7,215	1,249	2005	09/05
Cambridge, OH
Rite Aid Store (Eckerd), Sheridan Dr.	2,903	2,000	2,722	-	2,000	2,722	4,722	516	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Road	3,243	2,500	2,764	2	2,500	2,766	5,266	524	2003	11/05
Amherst, NY
Rite Aid Store (Eckerd)	-	900	1,215	-	900	1,215	2,115	249	1999-2000	05/05
Atlanta, GA
Rite Aid Store (Eckerd), East Main St.	2,855	1,860	2,786	-	1,860	2,786	4,646	528	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), West Main St.	2,547	1,510	2,627	-	1,510	2,627	4,137	497	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	2,198	900	2,677	-	900	2,677	3,577	507	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd) - Main St.	2,174	1,340	2,192	-	1,340	2,192	3,532	415	1998	11/05
Buffalo, NY
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	488	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,758	750	2,042	-	750	2,042	2,792	412	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	-	2,080	1,393	3,473	264	1999	11/05
Cheektowaga, NY
Rite Aid Store (Eckerd)	3,222	3,000	3,955	22	3,000	3,977	6,977	816	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,735	900	2,377	-	900	2,377	3,277	589	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,388	600	2,033	1	600	2,034	2,634	491	2003-2004	06/04
Crossville, TN

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Rite Aid Store (Eckerd)	1,665	900	2,475	-	900	2,475	3,375	466	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	-	470	2,657	3,127	503	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,665	1,050	2,047	1	1,050	2,048	3,098	494	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd)	3,400	1,550	3,954	6	1,550	3,960	5,510	786	2004	08/05
Hellertown, PA
Rite Aid Store (Eckerd)	2,409	2,060	1,873	-	2,060	1,873	3,933	355	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,877	1,940	2,736	-	1,940	2,736	4,676	518	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,983	700	2,960	1	700	2,961	3,661	714	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	-	1,710	1,207	2,917	229	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd)	3,400	975	4,369	6	975	4,375	5,350	869	2004	08/05
Lebanon, PA
Rite Aid Store (Eckerd)	2,716	1,650	2,788	-	1,650	2,788	4,438	528	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	-	820	1,935	2,755	366	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	2,452	1,190	2,809	-	1,190	2,809	3,999	532	1999	11/05
Olean, NY
Rite Aid Store (Eckerd)	3,322	1,000	4,328	5	1,000	4,333	5,333	860	2004	08/05
Punxsutawney, PA
Rite Aid Store (Eckerd), Culver Rd.	2,376	1,590	2,279	-	1,590	2,279	3,869	432	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd), Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	573	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	-	800	3,075	3,875	582	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Road	2,770	2,830	1,683	-	2,830	1,683	4,513	319	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd), Union Rd.	2,395	1,610	2,300	-	1,610	2,300	3,910	436	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	-	810	1,434	2,244	271	1997	11/05
Yorkshire, NY
Riverpark Phase IIA	6,435	1,800	8,542	(57)	1,800	8,485	10,285	1,350	2006	09/06
Sugarland, TX
Rivery Town Crossing	8,018	2,900	6,814	296	2,900	7,110	10,010	1,070	2005	10/06
Georgetown, TX
Royal Oaks Village II	8,550	2,200	11,859	(141)	2,200	11,718	13,918	2,225	2004-2005	11/05
Houston, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Saucon Valley Square	8,921	3,200	12,642	(2,030)	3,200	10,612	13,812	2,506	1999	09/04
Bethlehem, PA
Shaws Supermarket (a)	-	2,700	11,532	(298)	2,700	11,234	13,934	2,973	1995	12/03
New Britain, CT
Shoppes at Lake Andrew I & II	15,383	4,000	22,996	199	4,000	23,195	27,195	5,031	2003	12/04
Viera, FL
Shoppes at Park West	5,551	2,240	9,357	(44)	2,240	9,313	11,553	2,121	2004	11/04
Mt. Pleasant, SC
Shoppes at Quarterfield	5,101	2,190	8,840	66	2,190	8,906	11,096	2,253	1999	01/04
Severn, MD
Shoppes at Stroud (a)	-	5,711	27,692	(2,937)	5,111	25,355	30,466	2,124	2007-2008	01/08
Stroudsburg, PA
Shoppes of New Hope	3,819	1,350	11,045	(301)	1,350	10,744	12,094	2,574	2004	07/04
Dallas, GA
Shoppes of Prominence Point I & II	9,784	3,650	12,652	(18)	3,650	12,634	16,284	2,921	2004 & 2005	06/04 & 09/05
Canton, GA
Shoppes of Warner Robins	5,386	1,110	11,258	(42)	1,110	11,216	12,326	2,267	2004	06/05
Warner Robins, GA
Shops at 5	40,179	8,350	59,570	77	8,350	59,647	67,997	12,201	2005	06/05
Plymouth, MA
The Shops at Boardwalk	7,625	5,000	30,540	(1,510)	5,000	29,030	34,030	6,960	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	4,799	1,050	6,133	(116)	1,050	6,017	7,067	1,344	2002	12/04
Round Rock, TX
The Shops at Legacy	61,100	8,800	108,940	11,046	8,800	119,986	128,786	15,468	2002	06/07
Plano, TX
Shops at Park Place	8,176	9,096	13,175	527	9,096	13,702	22,798	3,756	2001	10/03
Plano, TX
South Towne Crossing	8,818	1,600	9,391	2,050	1,600	11,441	13,041	1,790	2005	06/06
Burleson, TX
Southgate Plaza	4,163	2,200	9,229	38	2,200	9,267	11,467	1,975	1998-2002	03/05
Heath, OH
Southlake Town Square I - VII (b)	149,054	41,490	187,354	17,208	41,490	204,562	246,052	35,788	1998-2004	12/04, 5/07,
Southlake, TX									& 2007	9/08 & 3/09
Southpark Meadows II (a)	-	25,000	57,865	36,500	25,000	94,365	119,365	10,747	2006-2007	03/07
Austin, TX
Southwest Crossing	14,691	4,750	19,679	145	4,750	19,824	24,574	4,051	1999	06/05
Fort Worth, TX
Stanley Works / Mac Tools (a)	-	1,900	7,624	-	1,900	7,624	9,524	1,579	2004	01/05
Westerville, OH
Stateline Station	17,600	6,500	23,780	(14,998)	3,829	11,453	15,282	986	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	5,313	2,200	9,426	(45)	2,200	9,381	11,581	2,064	1997	12/04
Acworth, GA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

Stonebridge Plaza	4,278	1,000	5,783	60	1,000	5,843	6,843	1,170	1997	08/05
McKinney, TX
Stony Creek I	8,921	6,735	17,564	(212)	6,735	17,352	24,087	4,711	2003	12/03
Noblesville, IN
Stony Creek II	4,279	1,900	5,106	22	1,900	5,128	7,028	968	2005	11/05
Noblesville, IN
Stop & Shop	7,349	2,650	11,491	6	2,650	11,497	14,147	2,173	Renov: 2005	11/05
Beekman, NY
Target South Center	5,690	2,300	8,760	80	2,300	8,840	11,140	1,677	1999	11/05
Austin, TX
Tim Horton Donut Shop	-	212	30	-	212	30	242	10	2004	11/05
Canandaigua, NY
Tollgate Marketplace	43,633	8,700	61,247	312	8,700	61,559	70,259	14,279	1979/1994	07/04
Bel Air, MD
Town Square Plaza	18,715	9,700	18,264	1,469	9,700	19,733	29,433	3,602	2004	12/05
Pottstown, PA
Towson Circle	12,772	9,050	17,840	1,295	9,050	19,135	28,185	4,391	1998	07/04
Towson, MD
Traveler's Office Building	4,865	650	7,001	822	1,079	7,394	8,473	1,285	2005	01/06
Knoxville, TN
Trenton Crossing	16,951	8,180	19,262	3,065	8,180	22,327	30,507	4,598	2003	02/05
McAllen, TX
University Square	29,965	1,770	48,068	(42,255)	986	6,597	7,583	171	2003	05/05
University Heights, OH
University Town Center	4,659	-	9,557	69	-	9,626	9,626	2,146	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	11,263	6,200	16,275	(4)	6,200	16,271	22,471	3,384	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,452	3,335	7,766	46	3,335	7,812	11,147	1,677	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainesville	25,148	4,450	36,592	727	4,450	37,319	41,769	7,175	2004	09/05
Gainsville, GA
Village Shoppes at Simonton	3,525	2,200	10,874	(222)	2,200	10,652	12,852	2,522	2004	08/04
Lawrenceville, GA
Walgreens	3,129	450	5,074	-	450	5,074	5,524	1,021	2000	04/05
Northwoods, MO
Walgreens	2,294	550	3,580	-	550	3,580	4,130	754	1999	04/05
West Allis, WI
Wal-Mart Supercenter (a)	-	1,756	10,914	-	1,756	10,914	12,670	2,567	1999	07/04
Blytheville, AR
Walter's Crossing	20,626	14,500	16,914	(4)	14,500	16,910	31,410	2,929	2005	07/06
Tampa, FL
Watauga Pavillion	14,500	5,185	27,504	83	5,185	27,587	32,772	6,706	2003-2004	05/04
Watauga, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2010

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis ( C)	Improvements	Improvements (D)	(B, D)	Depreciation (E)	Constructed	Acquired

West Town Market	5,458	1,170	10,488	(35)	1,170	10,453	11,623	2,104	2004	06/05
Fort Mill, SC
Wickes	5,433	3,200	5,530	(5,227)	3,200	303	3,503	28	2005	10/05
Murrieta, CA
Wilton Square	28,560	8,200	35,538	13	8,200	35,551	43,751	7,060	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,948	4,400	7,471	(29)	4,400	7,442	11,842	1,688	1999	11/04
Memphis, TN
Wrangler	11,300	1,219	16,251	3	1,219	16,254	17,473	3,824	1993	07/04
El Paso, TX
Zurich Towers	74,186	7,900	137,096	13	7,900	137,109	145,009	28,442	1986-1990	11/04
Schaumburg, IL
	$3,367,205	1,366,859	5,036,858	129,991	1,348,538	5,185,170	6,533,708	1,029,360

Development Properties
Bellevue Mall	-	3,056	-	-	3,056	-	3,056	-
Nashville, TN
Green Valley	-	-	-	104	-	104	104	2
Henderson, NV
Lake Mead Crossing	-	17,795	49,924	994	17,795	50,918	68,713	2,864
Henderson, NV
Parkway Towne Crossing	-	5,494	19,607	2,838	5,494	22,445	27,939	2,486
Frisco, TX
Wheatland Towne Crossing	-	272	355	-	272	355	627	57
Dallas, TX
Subtotal Development Properties	-	26,617	69,886	3,936	26,617	73,822	100,439	5,409

Development in Progress	86,768	38,804	48,291	-	38,804	48,291	87,095

Total Investment Properties	3,453,973	1,432,280	5,155,035	133,927	1,413,959	5,307,283	6,721,242	1,034,769

(a) This property is secured as collateral under the Company's line of credit agreement.
(b) A portion of this property is secured as collateral under the Company's line of credit agreement.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes:

(A)

The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2010 for Federal income tax purposes was approximately $6,791,738 (unaudited).
(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.
(D)	Reconciliation of real estate owned:

	2010	2009	2008
Balance at January 1	$6,969,951	$7,365,167	$7,275,107
Purchase of investment property	58	25,195	215,228
Sale of investment property	(255,764)	(313,062)	-
Property held for sale	-	(41,689)	(54,839)
Provision for asset impairment	(32,318)	(101,543)	(98,915)
Payments received under master leases	(789)	(1,231)	(3,067)
Acquired in-place lease intangibles	45,551	40,868	27,507
Acquired above market lease intangibles	3,171	4,689	5,270
Acquired below market lease intangibles	(8,618)	(8,443)	(1,124)
Balance at December 31	$6,721,242	$6,969,951	$7,365,167

(E)	Reconciliation of accumulated depreciation:

	2010	2009	2008
Balance at January 1	$866,169	$733,661	$547,953
Depreciation expense	212,832	218,029	251,665
Sale of investment property	(22,653)	(35,006)	-
Property held for sale	-	(112)	(6,108)
Provision for asset impairment	(8,071)	(38,553)	(16,765)
Write offs due to early lease termination	(11,568)	(11,850)	(43,084)
Other disposals	(1,940)	-	-
Balance at December 31	$1,034,769	$866,169	$733,661

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.

Based on management’s evaluation as of December 31, 2010, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Inland Western Retail Real Estate, Inc.:

We have audited the internal control over financial reporting of Inland Western Retail Real Estate, Inc., and subsidiaries (the “Company”) as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated February 23, 2011 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph relating to the change in method of accounting for noncontrolling interests.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 23, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

Directors and Executive Officers

Currently, our board of directors consists of eight directors.  Our board of directors has determined that seven of our directors are independent directors for purposes of applicable New York Stock Exchange (NYSE) rules.  Pursuant to our charter, our directors are elected annually by our shareholders to serve until the next annual meeting or until their successors are duly elected and qualify.  Our officers serve at the discretion of our board of directors.

Certain information regarding our executive officers and directors is set forth below:

Name	Age*	Position
Steven P. Grimes	44	President, Chief Executive Officer, Chief Financial Officer and Treasurer
Dennis K. Holland	58	Executive Vice President, General Counsel and Secretary
Shane C. Garrison	41	Executive Vice President and Chief Investment Officer
Niall J. Byrne	54	Executive Vice President and President of Property Management
James W. Kleifges	60	Executive Vice President and Chief Accounting Officer
Gerald M. Gorski**	67	Director and Chairman of the Board
Kenneth H. Beard**	71	Director
Frank A. Catalano, Jr.**	49	Director
Paul R. Gauvreau**	71	Director
Brenda G. Gujral	68	Director
Richard P. Imperiale**	51	Director
Kenneth E. Masick**	65	Director
Barbara A. Murphy**	73	Director

  *

As of January 1, 2011

**

Determined by our board of directors to be an independent director within the meaning of the NYSE listing standards.

The following are biographical summaries of the experience of our executive officers and directors.

Steven P. Grimes serves as our President, Chief Executive Officer, Chief Financial Officer and Treasurer. Mr. Grimes has served in these positions since October 13, 2009.  Previously, Mr. Grimes served as our Chief Operating Officer and Chief Financial Officer since the internalization of our management on November 15, 2007.  Prior to our internalization, Mr. Grimes served as Principal Financial Officer and Treasurer and the Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., which was our former business manager/advisor, since February 2004.  Prior to joining our former business manager/advisor, Mr. Grimes served as a Director with Cohen Financial, a mortgage brokerage firm, and as a senior manager with Deloitte in their Chicago-based real estate practice, where he was a national deputy real estate industry leader.  Mr. Grimes is also an active member of various real estate trade associations, including the Real Estate Roundtable.  Mr. Grimes received his B.S. in Accounting from Indiana University and is a Certified Public Accountant.

Dennis K. Holland serves as our Executive Vice President, General Counsel and Secretary.  In this role, Mr. Holland manages our legal department and is involved in all aspects of our business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters and litigation management.  Mr. Holland has served in these positions since the internalization of our management on November 15, 2007.  Prior to that time, he served as Associate Counsel of The Inland Real Estate Group, Inc., an affiliate of our former business manager/advisor, since December 2003.  Prior to December 2003, Mr. Holland served as Deputy General Counsel of Heller Financial, Inc., and General Counsel of its real estate group, and in a business role with GE Capital following its acquisition of Heller Financial.  Mr. Holland received his B.S. in Economics from Bradley University in 1974 and a J.D. from the John Marshall Law School in 1979.

Shane C. Garrison serves as our Executive Vice President and Chief Investment Officer.   In this role, Mr. Garrison is responsible for several operating functions within the Company, including leasing, construction operations, joint ventures, and overall asset management, which includes acquisitions and dispositions. Mr. Garrison has served in this position since the internalization of our management on November 15, 2007.  Prior to that time, Mr. Garrison served as Vice President of Asset Management of Inland US Management LLC, which was a property management company affiliated with our former business manager/advisor, since 2004.  In this prior role, Mr. Garrison underwrote over $1.2 billion of assets acquired by us, and went on to spearhead our development and joint venture initiatives. Previously, Mr. Garrison had served as head of asset management for ECI Properties, a small boutique owner of industrial and retail properties, and the general manager of the Midwest region for Circuit City, a large electronics retailer. Mr. Garrison received his B.S. in Business Administration from Illinois State University and an MBA in Real Estate Finance from DePaul University.

Niall J. Byrne serves as our Executive Vice President and President of Property Management. In this role, Mr. Byrne is responsible for the oversight of all the property management functions for our portfolio. Mr. Byrne has served in this position since the internalization of our management on November 15, 2007.  Prior to that time, he served as a Senior Vice President of Inland Holdco Management LLC, which was a property management company affiliated with our former business manager/advisor, since 2005. In this role, Mr. Byrne was responsible for the oversight of all of the property management, leasing and marketing activities for our portfolio and was involved in our development, acquisitions and joint venture initiatives. Previously, from 2004 to 2005, Mr. Byrne served as Vice President of Asset Management of American Landmark Properties, Ltd., a private real estate company, where he was responsible for a large commercial and residential portfolio of properties.  Prior to joining American Landmark Properties, Ltd., Mr. Byrne served as Senior Vice President/Director of Operations for Providence Management Company, LLC, or PMC Chicago, from 2000 to 2004.  At PMC Chicago, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio.  Prior to joining PMC Chicago, Mr. Byrne also had over fifteen years of real estate experience with the Chicago-based Habitat Company and with American Express/Balcor and five years of public accounting experience. Mr. Byrne received his B.S. in Accounting from DePaul University and is a Certified Public Accountant.

James W. Kleifges serves as our Executive Vice President and Chief Accounting Officer. Mr. Kleifges has served in this position since the internalization of our management on November 15, 2007.  Prior to that time, he served as Chief Accounting Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor, since March 2007.  Mr. Kleifges served as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Inland Retail Real Estate Trust, Inc., a publicly held retail real estate investment trust, from January 2005 until the acquisition of the company by a third party in February 2007 in a transaction valued in excess of $6 billion.  From August 2004 through December 2004, Mr. Kleifges was the Vice President, Corporate Controller for the external business manager/advisor of Inland Retail Real Estate Trust, Inc.  From April 1999 to January 2004, Mr. Kleifges was Vice President/Corporate Controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion.  Prior to joining Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado.  Mr. Kleifges also was a Senior Manager with KPMG in Chicago, Illinois completing a career in public accounting from June 1972 to December 1982.  Mr. Kleifges earned his B.A. in Accounting from St. Mary’s University in Winona, Minnesota and has been a Certified Public Accountant since 1974.

Gerald M. Gorski serves as a Director and Chairman of the Board.  Mr. Gorski has been one of our directors since July 1, 2003.  He has been a Partner in the law firm of Gorski & Good LLP, Wheaton, Illinois since 1978.  Mr. Gorski’s practice is focused on governmental law, and he represents numerous units of local government in Illinois.  Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois.  He received a B.A from North Central College with majors in Political Science and Economics and a J.D. from DePaul University Law School.  Mr. Gorski serves as the Vice Chairman of the Board of Commissioners for the DuPage Airport Authority.  Further, Mr. Gorski has also served as Chairman of the Board of Directors of the DuPage National Technology Park.  He has written numerous articles on various legal issues facing Illinois municipalities and has been a speaker at a number of municipal law conferences.

Kenneth H. Beard serves as a Director. Mr. Beard has been one of our directors since our inception on March 5, 2003.  He is President and Chief Executive Officer of KHB Group, Inc. and Midwest Mechanical Construction, mechanical engineering and construction companies.  From 1999 to 2002, he was President and Chief Executive Officer of Exelon Services, a subsidiary of Exelon Corporation that engaged in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers and provided energy-related services.  From 1974 to 1999, Mr. Beard was President and Chief Executive Officer of Midwest Mechanical, Inc., a heating, ventilation and air conditioning construction and service company that he founded in 1974.  From 1964 to 1974, Mr. Beard was employed by The Trane Company, a manufacturer of heating, ventilating and air conditioning equipment.  Mr. Beard holds an MBA and BSCE from the University of Kentucky and is a licensed mechanical engineer.  He is past chairman of the foundation board of the Wellness House in Hinsdale, Illinois, a cancer support organization and serves on the Dean’s Advisory Council of the University of Kentucky, School of Engineering.  Mr. Beard is a past member of the Oak Brook, Illinois, Plan Commission (1981 to 1991) and a past board member of Harris Bank, Hinsdale, Illinois (1985 to 2004).

Frank A. Catalano, Jr. serves as a Director.  Mr. Catalano has been one of our directors since our inception on March 5, 2003.  Mr. Catalano’s experience also includes mortgage banking. Since February 1, 2008, he has been with Gateway Funding Diversified Mortgage Services, L.P., a residential mortgage banking company, as their Regional Vice President. From 2002 until August 2007, he was a Vice President of American Home Mortgage Company.  He also was President and Chief Executive Officer of CCS Mortgage, Inc. from 1995 through 2000.  Since 1999, Mr. Catalano has also served as President of Catalano & Associates.  Catalano & Associates is a real estate company that engages in brokerage and property management services and the rehabilitation and leasing of office buildings.  Mr. Catalano is currently a member of the Elmhurst Memorial Healthcare Board of Governors and formerly served as the chairman of the board of the Elmhurst Chamber of Commerce.  Mr. Catalano holds a mortgage banker’s license.

Paul R. Gauvreau serves as a Director.  Mr. Gauvreau has been one of our directors since our inception on March 5, 2003.  He is the retired Chief Financial Officer, Financial Vice President and Treasurer of Pittway Corporation, a NYSE-listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001.  He was President of Pittway’s non-operating real estate and leasing subsidiaries through 2001.  He also was a financial consultant to Honeywell, Inc., Genesis Cable, L.L.C. and ADUSA, Inc.  Additionally, he was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003.  Mr. Gauvreau holds an MBA from the University of Chicago and a BSC from Loyola University of Chicago.  He is on the Board of Trustees, Chairman of the Finance Committee and Treasurer of Benedictine University, Lisle, Illinois and a member of the Board of Directors of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Brenda G. Gujral serves as a Director.  Ms. Gujral has been one of our Directors since our inception and previously served as our Chief Executive Officer from June 2005 until the internalization of our management on November 15, 2007.  She is the Chief Executive Officer of Inland Real Estate Investment Corporation, or IREIC, which is a sponsor of real estate investment trusts and limited partnerships that is affiliated with The Inland Group, Inc.  Ms. Gujral has served as the Chief Executive Officer of IREIC since January 2008 and as its President from January 1998 through January 2011 and from July 1987 through September 1992.  Ms. Gujral currently serves as a director of Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc., and previously served as a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007.  Prior to joining The Inland Group, Inc., she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state.  She is a graduate of California State University.  She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority and is a licensed real estate salesperson.

Richard P. Imperiale serves as a Director.  Mr. Imperiale has been a Director since January 2008.  Mr. Imperiale is President and founder of Forward Uniplan Advisors, Inc., a Milwaukee, Wisconsin based investment advisory holding company that, together with its affiliates, manages and advises over $500 million in client accounts.  Forward Uniplan Advisors, Inc. was founded by Mr. Imperiale in 1984 and specializes in managing equity, REIT and specialty portfolios for clients.  Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank).  In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and authored the book Real Estate Investment Trusts: New Strategies For Portfolio Management, published by John Wiley & Sons, 2002.  He attended Marquette University Business School where he received a B.S. in Finance.

Kenneth E. Masick serves as a Director.  Mr. Masick has been one of our directors since January 2008. He retired from Wolf & Company LLP, certified public accountants, in April 2009, having been there as a partner since its formation in 1978.  That firm, one of the largest in the Chicago area, specializes in audit, tax and consulting services to privately owned businesses.  Mr. Masick was partner-in-charge of the firm’s audit and accounting department and was responsible for the firm’s quality control.  His accounting experience also includes feasibility studies and due diligence activities with acquisitions.  Mr. Masick has been in public accounting since his graduation from Southern Illinois University in 1967. Mr. Masick also holds Series 7, 24, 27 and 63 licenses from Financial Industry Regulatory Authority.  He also was treasurer and director of Wolf Financial Management LLC, a securities broker-dealer firm.  Mr. Masick was a director of Inland Retail Real Estate Trust, Inc. from December 1998 until it was acquired in February 2007.

Barbara A. Murphy serves as a Director.  Ms. Murphy has been one of our directors since July 1, 2003.  Ms. Murphy is a former Chairman and current Committeeman for The Milton Township Republican Central Committee.  After serving for twenty years, she recently retired as a Trustee of Milton Township, which is an elected political position.  Ms. Murphy was also the co-owner of a small retail business.

Director Qualifications.  In concluding that each of the foregoing Directors should serve as a Director, the Nominating and Corporate Governance Committee and the Board focused on each Director’s participation and performance on the Board during his or her tenure, as well as each Director’s experience, qualifications, attributes and skills discussed in each of the Directors’ individual biographies set forth elsewhere herein.  In particular, with respect to each Director, the Nominating and Corporate Governance Committee and the Board noted the following:

•

Mr. Catalano’s experience in running a firm engaged in the brokerage, management, rehabilitation and leasing of commercial property coincides closely with our business;

•

Mr. Beard’s experience in engineering and construction services, as well as his expertise in corporate acquisition and finance, enable him to provide insight relating to our joint venture, development and other activities;

•

Mr. Gauvreau’s financial experience, including his serving as the chief financial officer of a NYSE-listed company and on the audit committee of a NASDAQ-listed company, qualifies him to serve as chairman of our Audit Committee;

•

Mr. Gorski’s experience as a lawyer and focus on local government law not only gives the Board a valuable perspective on the numerous legal issues (including land use law) that we face, but also on local political issues;

•

Mr. Imperiale’s experience in the brokerage and investment advisory industries allow him to provide useful oversight and advice as we look to refinance debt and strengthen our balance sheet, as well as to address issues with respect to our securities portfolio;

•

Mr. Masick’s experience as a certified public accountant and experience in providing audit, tax and consulting services to privately-owned businesses provides financial expertise to the Board and the Audit Committee;

•

Ms. Murphy’s public service and experience in operating her own business bring a different perspective to evaluating our relationships with public officials, tenants and customers of our tenants; and

•

Ms. Gujral’s experience in the real estate industry and the securities brokerage business provides guidance to us as well as assistance in maintaining our relationship not only with the brokers and advisors who have sold our stock, but also with the investors who purchased our stock.

Board Structure.  Although our Bylaws permit us to have the same person serve as Chief Executive Officer and Chairman of the Board, since inception, we have had separate individuals serving in these two positions.  The Board believes this structure best serves us by allowing one person (Chief Executive Officer) to focus his efforts on setting our strategic direction and providing day-to-day leadership while the other person (Chairman of the Board) can focus on presiding at meetings of the Board and overall planning and relations with the Directors.  The Board believes that the needs of a corporation with the large number of properties and the wide spectrum of issues that we face are best met by allowing these two different functions to be handled by two separate individuals.

Board Role in Risk Management.  General oversight of risk management is a function undertaken by the entire Board.  All major leases, purchases and sales of property, and financing are reviewed and approved by the Board.  As part of this review and approval process, the Board considers, among other things, the risks posed by such activities and receives input on various aspects of those risks, including operational, financial, legal and regulatory, and reputational risk, from senior management, including the Chief Financial Officer, Chief Accounting Officer and the General Counsel.  In addition, the Audit Committee regularly receives reports from the Chief Financial Officer and Chief Accounting Officer, as well as from our independent auditors and other outside professionals, with respect to financial and operational controls and risk assessment, and reports on these matters to the Board.

Compensation Policy and Risk.  The Compensation Committee has reviewed our compensation policies and practices and does not believe such policies and practices have a material adverse effect on our risk profile.

Corporate Governance Documents

On October 12, 2004, our Board unanimously adopted the following corporate governance documents:

•

Code of Business Conduct and Ethics,

•

Nonretaliation Policy; and

•

Complaint Procedures for Accounting and Auditing Matters.

Subsequently, on May 13, 2008, our Board of Directors unanimously adopted the following:

•

Guidelines on Corporate Governance

•

Board of Directors Member Job Description

The Code of Business Conduct and Ethics is applicable to all of our employees, including the Chief Executive Officer and Chief Financial Officer, and to our Board of Directors.  The Code of Business Conduct and Ethics is publicly available on our website at www.inland-western.com.  We intend to disclose on this website any amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required under the rules of the Securities and Exchange Commission, or SEC, or any stock exchange on which our shares of common stock may be listed.

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders.  Notable features of our corporate governance structure include the following:

•

our board of directors is not staggered, with each of our directors subject to re-election annually;

•

of the eight persons who currently serve on our board of directors, seven have been affirmatively determined by our board of directors to be independent for purposes of the NYSE’s listing standards and Rule 10A-3 under the Exchange Act;

•

at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC;

•

we have an independent Chairman of our board of directors, and

•

we do not have a shareholder rights plan.

Board Meetings in 2010

Our Board met 14 times during 2010. Each director who was a director during 2010 attended more than 90% of the total number of meetings of the Board and each Committee on which he or she served. We do not have a policy with regard to Board members’ attendance at annual shareholder meetings. However, each director who was a director at such time attended the 2010 Annual Meeting.

Board Committees

Our board of directors has established three standing committees: the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee.  All members of the committees described below are independent as such term is defined in the NYSE’s listing standards and as affirmatively determined by our board of directors, other than Ms. Gujral.

Board Committee	Chairman	Members
Audit Committee	Paul R. Gauvreau	Kenneth H. Beard Kenneth E. Masick
Executive Compensation Committee	Frank A. Catalano, Jr.	Richard P. Imperiale Brenda G. Gujral Barbara A. Murphy
Nominating and Corporate Governance Committee(1)	Richard P. Imperiale	Gerald M. Gorski Kenneth E. Masick

(1)

Robert D. Parks served as a member of our Nominating and Corporate Governance Committee and Board of Directors until our annual meeting of shareholders on October 12, 2010.  Mr. Parks was not independent as such term is defined in the NYSE’s listing standards.

Audit Committee

Our Board has established an Audit Committee comprised of Messrs. Beard, Gauvreau, and Masick.  Mr. Gauvreau serves as the Chair of the Audit Committee and qualifies as our “financial expert” under the SEC rules. The Audit Committee operates under a written charter approved by the Board of Directors.

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

Executive Compensation Committee

Our Board has established an Executive Compensation Committee comprised of Mr. Catalano, Mr. Imperiale, Ms. Gujral and Ms. Murphy.  Mr. Catalano serves as the chair of the Executive Compensation Committee.  Each of the members of the Executive Compensation Committee satisfies the definition of “independent” under the NYSE’s listing standards, other than Ms. Gujral. The Executive Compensation Committee operates under a written charter approved by the Board of Directors.

The Executive Compensation Committee makes recommendations to our Board concerning compensation policies and programs, including salaries and incentive compensation, for our executive officers, and administers our employee benefit plans. The Executive Compensation Committee has not delegated its authority to others. It is likely that our chief executive officer will provide input into executive compensation decisions. We did not hire a compensation consultant to assist the Executive Compensation Committee in determining compensation for 2010.

Nominating and Corporate Governance Committee

Our Board has established a Nominating and Corporate Governance Committee, or Nominating Committee  comprised of Messrs. Gorski, Imperiale and Masick.  Mr. Imperiale serves as the chair of the Nominating Committee.  Each of the Members of the Nominating Committee satisfies the definition of “independent” under the NYSE’s listing standards. The Nominating Committee operates under a written charter approved by the Board of Directors.

The Nominating Committee identifies possible director nominees (whether through a recommendation from a shareholder or otherwise), and makes initial determinations as to whether to conduct a full evaluation of the candidate(s). This initial determination is based on the information provided to the Nominating Committee when the candidate is recommended, the Nominating Committee’s own knowledge of the prospective candidate and information, if any, obtained by the Nominating Committee’s inquiries. The preliminary determination is based primarily on the need for additional Board members to fill vacancies, expand the size of the Board of Directors or obtain representation in market areas without Board representation and the likelihood that the candidate can satisfy the evaluation factors described below. If the members of the Nominating Committee determine that additional consideration is warranted, the Nominating Committee may gather additional information about the candidate’s background and experience. The members of the Nominating Committee then evaluate the prospective nominee against the following standards and qualifications:

•

achievement, experience and independence;

•

wisdom, integrity and judgment;

•

understanding of the business environment; and

•

willingness to devote adequate time to Board duties.

The members of the Nominating Committee also consider such other relevant factors as they deem appropriate, including the current composition of the Board, the need for audit committee or other expertise and the evaluations of other candidates. In connection with this evaluation, the members of the Nominating Committee determine whether to interview the candidate. If the members of the Nominating Committee decide that an interview is warranted, one or more of those members, and others as appropriate, interview the candidate in person or by telephone. After completing this evaluation and interview, the full Board would nominate such candidates for election.

Shareholder Communications

We have not adopted a formal process for shareholder communications with our Board.  Every effort has been made to ensure that the views of shareholders are heard by our Board or individual directors, as applicable, and that appropriate responses are provided to shareholders in a timely manner.  Shareholders are free to contact any director or executive officer directly by writing in care of us, or by writing to Mr. Dennis K. Holland, our General Counsel and Secretary, at 2901 Butterfield Road, Oak Brook, IL 60523, or by sending an email to Mr. Holland at holland@inland-western.com.  Shareholders can contact the Audit Committee directly by sending a letter to Mr. Paul Gauvreau, in care of us at 2901 Butterfield Road, Oak Brook, IL 60523.

All communications received as set forth in the preceding paragraph will be opened by the office of the General Counsel for the sole purpose of determining the nature of the communications. Communications that constitute advertising, promotions of a product or service, or patently offensive material will not be forwarded to the directors. Other communications will be forwarded promptly to the addressee or addressees as deemed appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the SEC and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2010 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons, except that one Form 4 filed on behalf of Steven P. Grimes relating to one transaction was filed later than the two-day deadline, one Form 4 filed on behalf of Dennis K. Holland relating to one transaction was filed later than the two-day deadline, one Form 4 filed on behalf of Brenda R. Gujral relating to one transaction was filed later than the two-day deadline and one Form 4 filed on behalf of Barbara A. Murphy relating to one transaction was filed later than the two-day deadline.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis is set forth with respect to the compensation and benefits for the Company’s Chief Executive Officer and Chief Financial Officer and the other three officers included in the “Summary Executive Compensation Table” included herein (together, the Company’s “Named Executive Officers”) for the Company’s fiscal year ended December 31, 2010 (“fiscal 2010”).

Compensation Committee Members, Independence and Responsibility

The compensation and benefits payable to the Named Executive Officers are established by the Board with the assistance of the Executive Compensation Committee of the Board (the “Committee”).  The Committee is currently comprised of Frank A. Catalano, Jr. (Chairman), Brenda G. Gujral, Richard P. Imperiale, and Barbara A. Murphy.  Each of Messrs. Catalano and Imperiale and Ms. Murphy (but not Ms. Gujral) is (i) an “independent” director within the meaning of the NYSE’s listing standards, (ii) a “non-employee director” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and (iii) an “outside director” within the meaning of the regulations promulgated pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code.

•

The Committee operates under a written charter adopted by the Board.  Pursuant to its charter, the Committee is charged with reviewing and approving the Company’s compensation philosophy and is responsible for assuring that the officers and key management personnel of the Company and its subsidiaries are effectively compensated in terms that are motivating, internally equitable and externally competitive.  Pursuant to its charter, the Committee’s function is to:

-

review (in consultation with management or the Board), recommend to the Board for approval and evaluate the compensation plans, policies and programs of the Company, especially those regarding executive compensation;

	-	determine the compensation of the chief executive officer and all other executive officers of the Company; and
	-	produce an annual report on executive compensation for inclusion in the Company’s proxy materials in accordance with applicable rules and regulations.

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

We attempt to achieve our objectives through offering the opportunity to earn a combination of cash and equity-based compensation to provide appropriate incentives for our executives.  Executive officers are eligible to receive a combination of (i) annual base salary, (ii) annual cash or equity incentive compensation, and (iii) option grants under our Stock Incentive Plan.  Each of the Named Executive Officers participates in the same benefits programs available to all of our employees:  health and dental insurance; group term life insurance; short-term disability coverage; and tax-qualified 401(k) plan.  The Company does not provide additional perquisites to the Named Executive Officers.  The Committee did not engage a compensation consultant for 2010.

When we were initially formed in 2003, we did not have any employees. Instead, we had agreements with related parties who provided all of our services and employees in exchange for fees. At that time, those related parties compensated their employees, including each of the Named Executive Officers, from the time they started their employment with such related parties.  We were not a part of any compensation decisions or arrangements. On November 15, 2007, we acquired those related parties and hired substantially all of those employees who were employed by those related parties and provided services to us in a transaction referred to as the internalization. As part of the internalization, we entered into employment agreements with four of our executive officers, including Steven P. Grimes, our current Chief Executive Officer, President, Chief Financial Officer and Treasurer; Shane C. Garrison, our Chief Investment Officer and Niall J. Byrne, our Vice President and President of our property management companies.  The term of our initial employment agreements with each of the individuals listed above began on November 15, 2007, the closing date of the internalization.  The employment agreements provided that each Named Executive Officer was to receive a salary, but made no provision for an incentive compensation or equity compensation.

In late 2007, our Board established the Committee. In February 2008, the Board adopted a charter for the Committee and it began meeting to examine and establish compensation programs for our chief executive officer and other executive officers.

In August 2008, the Company finalized new employment agreements for all of the Named Executive Officers for the year ended on December 31, 2008 (except for Mr. Holland’s employment agreement which continued until December 31, 2009) retroactive to January 1, 2008.  The Committee determined not to enter into any new employment agreements with the Named Executive Officers for 2009 and 2010.

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

2010 Executive Compensation

In fiscal 2010, the Committee considered a combination of base salary, incentive compensation, annual long-term equity awards in the form of stock options and other benefits noted above to meet its compensation objectives.  The proportions of these elements were determined by the Committee in its discretion, considering, among other things, the prevailing practices in the marketplace, including the peer group, and the historical compensation by the Company and the prior employers of the Company’s Named Executive Officers.  In establishing base salaries for 2010, the Committee considered present compensation, market competitiveness in relation to the Company’s performance and capital structure, the roles, responsibilities and performance of each of the Named Executive Officers, the contribution of each of the Named Executive Officers to the Company’s business, an analysis of job requirements, and the prior experience and accomplishments of each of the Named Executive Officers.  The decision as to whether to award incentive compensation, for 2010 was solely in the discretion of the Committee.  The Committee believes that having incentive compensation within the control of the Committee allows the Company more directly to reward achievement and effort by the Named Executive Officers without using formulas which may or may not appropriately reward individual Named Executive Officers.  Discretionary incentive compensation also assists in the Company’s efforts to retain outstanding executive officers.  Finally, the Committee views the granting of stock options as a means of aligning management and shareholder interests, providing incentives and rewarding management’s long-term perspective, and retaining the services of the Named Executive Officers.

In determining whether to pay the annual incentive compensation for each Named Executive officer for fiscal 2010, the Committee generally considered a number of factors on a subjective basis, including, but not limited to, (i) the scope of the officer’s responsibilities within the Company; (ii) the experience of the officer within our industry and at the Company; (iii) performance of the Named Executive Officer and his or her contribution to the Company; (iv) the Company’s financial budget and general wage level throughout the Company for fiscal 2010; (v) a review of historical compensation information for the individual officer; (vi) a subjective determination of the compensation needed to motivate and retain that individual; (vii) the recommendations of the Chief Executive Officer (and the recommendation of the Chairman of the Board with respect to the Chief Executive Officer); (viii) data regarding compensation paid to officers with comparable titles, positions or responsibilities at REITs that are approximately similar in size to the Company, and (ix) general industry and market conditions and their impact upon the ability of the Company to achieve objective performance goals and the time commitment required of the Named Executive Officers.  An officer’s target compensation is not mechanically set to be a particular percentage of the peer group average, although as noted the Committee does review the officer’s compensation relative to the peer group to help the Committee perform the subjective analysis described above.  Peer group data is not used as the determining factor in setting compensation for the following reasons:  (a) the average actual compensation for comparable officers at the peer companies may be the result of a year of over performance or under performance by the peer group (i.e., historically, the Company has not had access to the target compensation set for the peer group, but only to the actual compensation paid, so setting target compensation strictly by reference to actual compensation data for peers would be inappropriate); and (b) the Committee believes that ultimately the decision as to appropriate target compensation for a particular office should be made based on the full review described above.  The Committee also reviews competitive market compensation data for the peer group.

Steven P. Grimes. For 2010, Mr. Grimes, our Chief Executive Officer, President, Chief Financial Officer and Treasurer, received a base salary of $450,000.  On October 12, 2010, the Board increased the annual base salary for Mr. Grimes to $525,000, effective January 1, 2011.

Dennis K. Holland. For 2010, Mr. Holland, our General Counsel and Secretary, received a base salary of $265,000.  On October 12, 2010, the Board increased the annual base salary for Mr. Holland to $325,000, effective January 1, 2011.

Shane C. Garrison.  For 2010, Mr. Garrison, our Chief Investment Officer, received a base salary of $250,000.  On October 12, 2010, the Board increased the annual base salary for Mr. Garrison to $350,000, effective January 1, 2011.

Niall J. Byrne. For 2010, Mr. Byrne, our President of Property Management, received a base salary of $250,000.  On October 12, 2010, the Board increased the annual base salary for Mr. Byrne to $275,000, effective January 1, 2011.

On October 12, 2010, we increased the annual base salaries for the Named Executive Officers, effective January 1, 2011.  Among other reasons, the Board made these adjustments as none of the management team, other than Mr. Grimes, has had an increase in base salary during the period from January 1, 2008 through January 1, 2011, the effective date of such adjustments, while undertaking increased workloads due to the economic recession and the reallocation of duties of the Company’s previous President and Chief Executive Officer, who left in 2009.  In addition, the Board made these adjustments at this time, in view of the fact that the adjustments to the management team’s base salaries aggregated $260,000, which is less than the $375,000 in executive compensation savings achieved by the combining of the role of the Chief Financial Officer with the Chief Executive Officer.  We also amended the bonus arrangement for the management team, among others, to provide that bonuses, if any, will be made in shares of common stock of the Company rather than cash, if certain goals are achieved.

For 2010, the Committee approved an executive bonus program pursuant to which Messrs. Grimes, Holland, Garrison and Byrne are each eligible to receive a bonus payable in shares of restricted common stock with a value of $225,000, $66,250, $62,500 and $62,500, respectively.  The number of shares of restricted stock that will be awarded to each Executive Officer will be calculated by dividing the value of the bonus earned by the Named Executive Officer by the fair value of our common stock as determined by the Board of Directors or the Committee on the date the Committee determines whether the corporate performance measures for the bonuses have been achieved. Each of Messrs. Grimes and Holland will earn 50% of their bonus if two corporate performance measures, a target occupancy rate of 90% for 2010 and target amount of cash flows from operations of $200,000,000 for the year ended December 31, 2010, are achieved.  Messrs. Grimes and Holland are eligible to receive the remaining 50% of their bonuses based upon individual performance as determined by the Committee in its discretion.  Mr. Garrison will earn 80% of his bonus if the target occupancy rate for 2010 is achieved.  Mr. Byrne will earn 80% of his bonus if the target amount of cash flows from operations for the year ended December 31, 2010 is achieved.  Messrs. Garrison and Byrne are eligible to receive the remaining 20% of their bonuses based upon individual performance as determined by the Committee in its discretion. Under the executive bonus program, 50% of any restricted stock grants to the executives will fully vest on each of the third and fifth anniversaries of the date that the Committee determines whether the corporate performance measures for the bonuses have been achieved.

2010 Executive Compensation Table

The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the Named Executive Officers for the years ended December 31, 2010, 2009 and 2008.

Name and		Salary	Bonus	Stock Awards		All Other Compensation (1)	Total
Principal Position	Year	($)	($)	($)		($)	($)
Steven P. Grimes	2010	450,000	-	-	(2)	-	450,000
Chief Executive Officer, President,	2009	375,000	-	-		2,000	377,000
Chief Financial Officer and Treasurer	2008	375,000	93,750	-		1,000	469,750
Shane C. Garrison	2010	250,000	-	-	(2)	-	250,000
Executive Vice President	2009	250,000	-	-		2,000	252,000
Chief Investment Officer	2008	250,000	46,126	-		1,232	297,358
Niall J. Byrne	2010	250,000	-	-	(2)	-	250,000
Executive Vice President	2009	250,000	-	-		2,000	252,000
and President of Property Management	2008	250,000	31,250	-		1,825	283,075
Dennis K. Holland	2010	265,000	-	-	(2)	-	265,000
Executive Vice President	2009	265,000	26,500	-		2,000	293,500
General Counsel and Secretary	2008	265,000	26,500	-		1,797	293,297

(1)						Represents company match to 401(k) plan.
(2)

The amounts reported are based on the probable outcome of the applicable corporate performance measures as of the service inception date for accounting purposes.  Assuming the applicable corporate performance measures were achieved for these restricted stock bonuses, the fair value of the portion of the restricted stock bonuses that is based on achieving the applicable corporate performance measures would have been as follows for each of the Named Executive Officers: Mr. Grimes - $112,500; Mr. Garrison - $50,000; Mr. Byrne - $50,000; and Mr. Holland - $33,125.

Grants of Plan-Based Awards

We have provided the following Grants of Plan-Based Awards table to provide additional information about restricted stock bonuses program for our Named Executive Officers during the year ended December 31, 2010.

		Estimated Possible Payouts Under Equity Incentive Plan Awards
Name	Grant Date (1)	Target ($) (2) (3) (4)	Grant Date Fair Value of Stock Awards ($) (5)
Steven P. Grimes	May 11, 2010	112,500	-
Shane C. Garrison	May 11, 2010	50,000	-
Niall J. Byrne	May 11, 2010	50,000	-
Dennis K. Holland	May 11, 2010	33,125	-

(1)

For the purposes of this table, the date reported represents the service inception date for accounting purposes.

(2)

The number of shares of restricted stock that will be awarded will be calculated by dividing the value of the bonus earned by the fair value of our common stock as determined by the Board of Directors or the Committee on the date the Committee determines whether the corporate performance measures for the bonuses have been achieved.

(3)

Represents the portion of the potential restricted stock bonuses that is based on achieving the applicable corporate performance measures.

(4)

The corporate performance measures are specific targets and do not provide for threshold or maximum amounts.  Accordingly, no threshold or maximum columns have been included in the table.

(5)

The amounts reported are based on the probable outcome of the applicable corporate performance measures as of the service inception date for accounting purposes.

Outstanding Equity Awards at Fiscal Year-End

We have provided the following Outstanding Equity Awards at Fiscal Year-End table to provide additional information about restricted stock bonuses program for our Named Executive Officers during the year ended December 31, 2010.

Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)(1)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Steven P. Grimes	-	-
Shane C. Garrison	7,300	50,000
Niall J. Byrne	-	-
Dennis K. Holland	-	-

(1)

Represents the portion of the potential restricted stock bonuses that is based on achieving the applicable corporate performance measures.  The Committee has not made a determination whether the corporate performance measures for the bonuses have been achieved.  The foregoing represents our estimate of the amount of bonus and number of shares earned by each executive.

Employment Agreements

The Committee determined not to enter into any new employment agreements with the Named Executive Officers for 2010.

Director Compensation

Cash Compensation

From January 1, 2008 to December 31, 2010, each director (other than Ms. Gujral, who is not entitled to receive any compensation from the Company for her service on the Board of Directors or any of its committees) receives an annual director fee of $40,000.  This amount will increase to $50,000 beginning January 1, 2011.  The independent chairman of the Board of Directors receives an additional annual fee of $25,000, the chairman of the Audit Committee receives an additional annual fee of $10,000, and the chairmen of the Executive Compensation Committee and the Nominating and Corporate Governance Committee receive an additional annual fee of $5,000. In addition, each director receives $1,000 for attending in person or $750 for attending via telephone, each meeting of the Board, and $500 for attending, whether in person or via telephone, each committee meeting.  Members of a special committee formed to evaluate two transactions with a related party received $1,000 for attending each meeting, whether in person or via telephone, of the special committee.

Equity Compensation

Each non-employee director is entitled to be granted an option under our Independent Director Stock Option Plan to acquire 5,000 shares as of the date he or she initially becomes a director. In addition, each non-employee director is entitled to be granted an option to acquire 5,000 shares on the date of each annual shareholders’ meeting, so long as the director remains a member of the Board on such date. All such options are granted at the fair market value of a share on the last business day preceding the date of each annual shareholders’ meeting and become fully exercisable on the second anniversary of the date of grant.

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

2010 Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors during 2010:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(2)(3)	Total ($)
Paul R. Gauvreau	71,000	6,902	77,902
Gerald M. Gorski	70,250	6,902	77,152
Frank A. Catalano, Jr.	62,500	6,902	69,402
Barbara A. Murphy	61,250	6,902	68,152
Kenneth H. Beard	60,750	6,902	67,652
Richard P. Imperiale	58,500	6,902	65,402
Kenneth E. Masick	57,750	6,902	64,652
Robert D. Parks (1)	-	-	-
Brenda G. Gujral (1)	-	-	-

(1) Mr. Parks and Ms. Gujral do not receive any fees or other remuneration for serving as our directors.

(2)

As of December 31, 2010, each of the directors other than Mses. Gujral and Murphy and Mr. Parks held unexercised options to purchase 10,000 shares of common stock.  As of December 31, 2010, Ms. Murphy held unexercised options to purchase 8,500 shares of common stock and Ms. Gujral and Mr. Parks held no unexercised options.

(3)

The option awards were valued using the Black-Scholes option pricing model and the following assumptions: expected term of options – 5 years, expected volatility – 35%, expected dividend yield – 1.87% and risk-free interest rate – 1.13%.

Executive Compensation Committee

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

Brenda G. Gujral

Richard P. Imperiale

Barbara A. Murphy

Compensation Committee Interlocks and Insider Participation

During 2010, the members of the Executive Compensation Committee consisted of Frank A. Catalano, Jr. (chair), Brenda G. Gujral, Richard P. Imperiale and Barbara A. Murphy.  Brenda G. Gujral served as our Chief Executive Officer until November 15, 2007.  Additionally, we are required to disclose certain relationships and related transactions with Ms. Gujral.  See Item 13 “Certain Relationships and Related Transactions.”  None of the other members of the Executive Compensation Committee has any relationship with us requiring disclosure under applicable rules and regulations of the SEC.  No other member of our Executive Compensation Committee is a current or former officer or employee of ours or any of our subsidiaries. None of our named executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or Executive Compensation Committee.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership Of Certain Beneficial Owners And Management

The following table sets forth information as of December 31, 2010, regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of December 31, 2010, we had over 111,000 shareholders of record and 477,345,478 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent Before Offering
Directors and Named Executive Officers
Brenda G. Gujral	97,673	*
Kenneth H. Beard (3)	75,305	*
Frank A. Catalano, Jr. (3)	13,602	*
Paul R. Gauvreau (3)	121,732	*
Gerald M. Gorski (3)	12,718	*
Richard P. Imperiale (3)	10,000	*
Kenneth E. Masick (3)	10,000	*
Barbara A. Murphy (4)	10,000	*
Steven P. Grimes	29,104	*
Shane C. Garrison	-	*
Niall J. Byrne	-	*
James W. Kleifges	-
Dennis K. Holland	4,718	*
All directors and executive officers as a group (13 persons)	384,852	*

Daniel L. Goodwin (5)	24,099,759	5.05%

* Less than 1%

(1)	The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, IL 60523.
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

(3)

Includes 10,000 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

(4)

Includes 8,500 shares issuable upon exercise of options granted under our independent director stock option plan, to the extent that such options are currently exercisable or will become exercisable within 60 days after the date of this table.

(5)

Includes 128,182 shares held jointly by Mr. Goodwin and his spouse.  Also includes 5,812,500, 8,510,493, 215,531, 71,438 and 2,880 shares of common stock owned by Inland Corporate Holdings Corporation, Inland Funding Corporation, IREIC, Partnership Ownership Corporation and Inland Condo Investor Loan Corporation, respectively.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

All dollar amounts and shares in this Item 13 are stated in thousands.

Effects of Transactions with Related and Certain Other Parties

The Inland Group, Inc., or the Inland Group, and its affiliates are related parties because of our relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Inland Group or hold directorships and are executive officers of affiliates of the Inland Group.  Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Inland Group.  Mr. Parks is a principal and significant shareholder of the Inland Group.  Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Inland Group affiliates.  With respect to our company, Mr. Goodwin is a beneficial owner of more than 5% of our common stock, Mr. Parks was a director and Chairman of our board of directors until October 12, 2010 and Ms. Gujral is currently one of our directors and has held this directorship since 2003. Therefore, due to these relationships, transactions involving the Inland Group and /or its affiliates are set forth below.

Ongoing Services Agreements

The following provides a summary of a number of ongoing agreements that we have with Inland Group affiliates that we are actively using:

An Inland Group affiliate, which is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  Subject to our approval and the investment guidelines we provide to them, the Inland Group affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland Group affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $272, $67 and $1,390 for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, 2009 and 2008, fees of $22, $20 and $160 remained unpaid, respectively.  The agreement is cancellable by providing not less than 30 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor agreed to waive all fees due at our request.  Fees were incurred again beginning on October 1, 2009.

An Inland Group affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $282, $372 and $405 for the years ended December 31, 2010, 2009 and 2008, respectively.  As of December 31, 2010, 2009 and 2008, no amounts remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland Group affiliate has a legal services agreement with us, where that Inland Group affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland Group affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland Group affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland Group affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2010, 2009 and 2008, we incurred $343, $551 and $500, respectively, of these costs.  Legal services costs totaling $100, $123 and $189 remained unpaid as of December 31, 2010, 2009 and 2008, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have service agreements with certain Inland Group affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Some of these agreements provide that we obtain certain services from the Inland Group affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2010, 2009 and 2008, we incurred $2,637, $3,027 and $2,814, respectively, of these reimbursements.  Of these costs,

$248, $194 and $209 remained unpaid as of December 31, 2010, 2009 and 2008, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

Office Sublease

We sublease our office space from an Inland Group affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland Group affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  Of these costs, $155, $175 and none remained unpaid as of December 31, 2010, 2009 and 2008, respectively.

Elective Services Agreements

The following provides a summary of a number of agreements that we have with Inland Group affiliates that we are not actively using and do not expect to use:

An Inland Group affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland Group affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2010, 2009 and 2008, we had incurred $88, none and $1,330, respectively, of loan fees to this Inland Group affiliate.  As of December 31, 2010, 2009 and 2008, no amounts remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a transition property due diligence services agreement with an Inland Group affiliate.  In connection with our acquisition of new properties, the Inland Group affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred no such costs for the years ended December 31, 2010 and 2009 and $19 of such costs for the year ended December 31, 2008.  None of these costs remained unpaid as of December 31, 2010, 2009 and 2008.  The agreement is cancellable by providing not less than 60 days prior written notice and specification of the effective date of said termination.

We have an institutional investor relationships services agreement with an Inland Group affiliate.  Under the terms of the agreement, the Inland Group affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  We incurred $18, $34 and $10 during the years ended December 31, 2010, 2009 and 2008, respectively.  None of these costs remained unpaid as of December 31, 2010, 2009 and 2008.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

Joint Ventures with Inland Equity

On November 29, 2009, we formed IW JV 2009, LLC, or IW JV, a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (“Inland Equity”) in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us and, therefore, consolidated, has an aggregate of approximately $1 billion in total assets and will continue to be managed and operated by us. Inland Equity is an LLC owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is Chairman of the Board of certain affiliates of the Inland Group. The Independent Committee reviewed and recommended approval of this transaction to our board of directors.

The organizational documents of IW JV contain provisions that require the entity to be liquidated through the sale of its assets upon reaching a future date as specified in the organizational documents or through a call arrangement. As controlling member, we have an obligation to cause these property owning entities to distribute proceeds from liquidation to the noncontrolling interest partner only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements. In addition, at any time after 90 days from the date of Inland Equity’s contribution, we have the option to call Inland Equity’s interest in IW JV for an amount which is the greater of either: (a) fair market value of Inland Equity’s interest or (b) $50,000, plus an additional distribution of $5,000 and any unpaid preferred return or promote, as defined within the organizational documents.

Further, if Inland Equity retains an ownership interest in IW JV through the liquidation of the joint venture, Inland Equity may be entitled to receive an additional distribution of $5,000, depending on the availability of proceeds at the time of liquidation.  Pursuant to the terms of the IW JV agreement, Inland Equity earns a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance. Inland Equity earns an additional 5% annually, set aside monthly and paid quarterly, if the portfolio net income is above a target amount as specified in the organizational documents.

We currently anticipate exercising our call option prior to reaching the liquidation date. As a result, we are accreting the estimated additional amount we would be required to pay upon exercise of the call option over the anticipated exercise period of three years.

Related Person Transaction Policy

Our board of directors has adopted a Related Person Transaction Approval and Disclosure Policy for the review, approval or ratification of any related person transaction. This written policy provides that all related person transactions must be reviewed and approved by a majority of the disinterested directors on our board of directors in advance of us or any of our subsidiaries entering into the transaction; provided that, if we or any of our subsidiaries enter into a transaction without recognizing that such transaction constitutes a related person transaction, the approval requirement will be satisfied if such transaction is ratified by a majority of the disinterested directors on our board of directors promptly after we recognize that such transaction constituted a related person transaction. Disinterested directors are directors that do not have a personal financial interest in the transaction that is adverse to our financial interest or that of our shareholders. The term “related person transaction” refers to a transaction required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC.

Previously, the Independent Directors Committee, a committee comprised of all of the independent directors, assisted the board of directors in discharging its responsibilities relating to reviewing, authorizing, approving, ratifying and monitoring all related person transactions, agreements and relationships. In particular, the Independent Directors Committee was responsible for evaluating, negotiating and concluding (or rejecting) any proposed contract or transaction with a related party; monitoring the performance of all related person contracts or transactions entered into; and determining whether existing and proposed related person contracts and transactions were fair and reasonable to us. The Independent Directors Committee operated under a written charter approved by our board of directors.

Item 14.   Principal Accounting Fees and Services

The following table sets forth fees for professional audit services rendered for the audits of our annual financial statements by Deloitte & Touche LLP and fees for other services rendered by them:

	2010	2009
Audit Fees (1)	$890,000	$675,000
Audit Related Fees (2)	342,500	277,000
Tax Fees (3)	332,480	337,048
Total Fees	$1,564,980	$1,289,048

(1)	Audit fees include the financial statement audit and audit of internal controls over financial reporting. The 2009 audit fees exclude $220,000 of audit fees associated with KPMG LLP.
(2)

Audit related fees in 2010 primarily include the review of documents and issuance of independent registered public accounting firms’ consents related to documents filed with the SEC.  Audit related fees in 2010 and 2009 also include fees related to IW JV.

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

(2)

Financial Statement Schedules:

Financial statement schedules for the year ended December 31, 2010 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	107
Real Estate and Accumulated Depreciation (Schedule III)	108

Schedules not filed:

All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description
3.1	Fifth Articles of Amendment and Restatement of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 15, 2010).
3.2	Fourth Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on October 15, 2010).
4.1	Specimen Certificate for the Shares (Included as Exhibit 4.1 to the Company’s Registration Statement on Form S-11 filed on March 13, 2003 [File No. 333-103799] and incorporated herein by reference).
10.1

Second Amended and Restated Independent Director Stock Option Plan of the Registrant (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010).

10.2

2008 Long-Term Equity Compensation Plan established May 13, 2008 of the Registrant (Incorporated herein by reference to Exhibit 10.575 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 and filed on March 31, 2009).

10.3

Indemnification Agreements by and between Inland Western Retail Real Estate Trust , Inc. and its directors and named executive officers (Incorporated herein by reference to Exhibits 10.6 A-F, and H-I to the Registrant’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 filed on April 27, 2007 and Exhibits 10.561 – 10.563, 10.567, 10.569 – 10.571 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008).

10.4

Amended and Restated Credit Agreement dated as of February 4, 2011 among Inland Western Retail Real Estate Trust, Inc. as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and JPMorgan Chase Bank, N.A. as Syndication Agent and JPMorgan Securities LLC as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and RBC Capital Markets as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (filed herewith).

10.5

Loan Agreement dated as of December 1, 2009 by and among Colesville One, LLC, JPMorgan Chase Bank, N.A. and certain subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 10.587 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

Exhibit No.	Description
10.6

Senior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2009, LLC and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.588 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

10.7

Junior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2 2009, LLC and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.589 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

10. 8

Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009 by and between the Registrant and Inland Equity Investors, LLC (Incorporated herein by reference to Exhibit 10.590 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010).

10.9

First Amendment to the Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Inland Equity Investors, LLC (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 12, 2010).

21.1	List of Subsidiaries of Registrant (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
23.2	Consent of KPMG LLP (filed herewith).
31.1	Certification of Chief Executive Officer, President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President, Chief Executive Officer, Chief Financial Officer and Treasurer
Date:	February 23, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	President, Chief Executive Officer, Chief Financial Officer and Treasurer		Director		Director

Date:	February 23, 2011	Date:	February 23, 2011	Date:	February 23, 2011

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Barbara A. Murphy

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Barbara A. Murphy
	Executive Vice President and Chief Accounting Officer		Director		Director

Date:	February 23, 2011	Date:	February 23, 2011	Date:	February 23, 2011

	/s/ Gerald M. Gorski		/s/ Brenda G. Gujral

By:	Gerald M. Gorski	By:	Brenda G. Gujral
	Chairman of the Board and Director		Director

Date:	February 23, 2011	Date:	February 23, 2011

	/s/ Kenneth H. Beard		/s/ Richard P. Imperiale

By:	Kenneth H. Beard	By:	Richard P. Imperiale
	Director		Director

Date:	February 23, 2011	Date:	February 23, 2011