Form 10-Q
period 2011-03-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2011-05-10
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 9, 2011, there were 480,461,909 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

i

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Balance Sheets

March 31, 2011 and December 31, 2010

(Unaudited)

 (in thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
Assets
Investment properties:
Land	$1,366,092	$1,375,155
Building and other improvements	5,206,116	5,258,992
Developments in progress	87,956	87,095
	6,660,164	6,721,242
Less accumulated depreciation	(1,067,864)	(1,034,769)
Net investment properties	5,592,300	5,686,473
Cash and cash equivalents	97,024	130,213
Investment in marketable securities	36,793	34,230
Investment in unconsolidated joint ventures	31,498	33,465
Accounts and notes receivable (net of allowances of $9,978 and $9,138, respectively)	100,144	112,915
Acquired lease intangibles, net	216,393	230,046
Other assets, net	174,897	159,494
Total assets	$6,249,049	$6,386,836
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,325,077	$3,602,890
Secured credit facility	370,000	154,347
Accounts payable and accrued expenses	65,788	84,570
Distributions payable	28,433	26,851
Acquired below market lease intangibles, net	89,972	92,099
Other financings	8,477	8,477
Co-venture obligation	51,556	51,264
Other liabilities	67,492	69,746
Total liabilities	4,006,795	4,090,244
Redeemable noncontrolling interests	527	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 640,000 shares authorized, 478,868 and 477,345 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	479	477
Additional paid-in capital	4,393,726	4,383,281
Accumulated distributions in excess of earnings	(2,179,596)	(2,111,138)
Accumulated other comprehensive income	25,882	22,282
Total shareholders’ equity	2,240,491	2,294,902
Noncontrolling interests	1,236	1,163
Total equity	2,241,727	2,296,065
Total liabilities and equity	$6,249,049	$6,386,836

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Rental income	$124,011	$128,033
Tenant recovery income	28,482	32,026
Other property income	2,825	3,983
Insurance captive income	—	713
Total revenues	155,318	164,755
Expenses:
Property operating expenses	28,764	29,242
Real estate taxes	19,274	22,978
Depreciation and amortization	60,149	61,549
Provision for impairment of investment properties	30,373	—
Loss on lease terminations	3,338	2,982
Insurance captive expenses	—	1,225
General and administrative expenses	6,328	4,826
Total expenses	148,226	122,802
Operating income	7,092	41,953
Dividend income	676	1,683
Interest income	180	187
Gain on extinguishment of debt	10,723	—
Equity in (loss) income of unconsolidated joint ventures	(2,178)	10
Interest expense	(61,750)	(64,026)
Co-venture obligation expense	(1,792)	(1,792)
Recognized gain on marketable securities, net	—	771
Other income (expense)	582	(5,092)
Loss from continuing operations	(46,467)	(26,306)
Discontinued operations:
Operating income (loss)	331	(2,209)
Gain on sales of investment properties	3,459	52
Income (loss) from discontinued operations	3,790	(2,157)
Gain on sales of investment properties	2,660	—
Net loss	(40,017)	(28,463)
Net income attributable to noncontrolling interests	(8)	(93)
Net loss attributable to Company shareholders	$(40,025)	$(28,556)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.09)	$(0.05)
Discontinued operations	0.01	(0.01)
Net loss per common share attributable to Company shareholders	$(0.08)	$(0.06)
Net loss	$(40,017)	$(28,463)
Other comprehensive loss:
Net unrealized gain on derivative instruments	1,037	187
Net unrealized gain on marketable securities	2,563	10,008
Reversal of unrealized gain to recognized gain on marketable securities, net	—	(771)
Comprehensive loss	(36,417)	(19,039)
Comprehensive income attributable to noncontrolling interests	(8)	(93)
Comprehensive loss attributable to Company shareholders	$(36,425)	$(19,132)
Weighted average number of common shares outstanding-basic and diluted	478,721	482,402

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $8 attributable to redeemable noncontrolling interests)	—	—	—	(28,556)	—	(28,556)	85	(28,471)
Net unrealized gain on derivative instruments	—	—	—	—	187	187	—	187
Net unrealized gain on marketable securities	—	—	—	—	10,008	10,008	—	10,008
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(771)	(771)	—	(771)
Distributions declared ($0.04 per weighted average number of common shares outstanding)	—	—	—	(21,109)	—	(21,109)	—	(21,109)
Distribution reinvestment program (DRP)	738	—	6,268	—	—	6,268	—	6,268
Stock based compensation expense	—	—	11	—	—	11	—	11
Balance at March 31, 2010	482,481	$482	$4,356,763	$(1,970,381)	$20,724	$2,407,588	$4,254	$2,411,842

Balance at January 1, 2011	477,345	$477	$4,383,281	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $8 attributable to redeemable noncontrolling interests)	—	—	—	(40,025)	—	(40,025)	—	(40,025)
Net unrealized gain on derivative instruments	—	—	—	—	1,037	1,037	—	1,037
Net unrealized gain on marketable securities	—	—	—	—	2,563	2,563	—	2,563
Contributions from noncontrolling interests	—	—	—	—	—	—	73	73
Distributions declared ($0.06 per weighted average number of common shares outstanding)	—	—	—	(28,433)	—	(28,433)	—	(28,433)
DRP	1,523	2	10,429	—	—	10,431	—	10,431
Stock based compensation expense	—	—	16	—	—	16	—	16
Balance at March 31, 2011	478,868	$479	$4,393,726	$(2,179,596)	$25,882	$2,240,491	$1,236	$2,241,727

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(40,017)	$(28,463)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	60,275	62,251
Provision for impairment of investment properties	30,373	—
Gain on sales of investment properties	(6,119)	(52)
Gain on extinguishment of debt	(10,723)	—
Loss on lease terminations	3,338	2,982
Non-cash co-venture obligation expense	292	250
Amortization of loan fees	3,480	3,551
Amortization of acquired above and below market lease intangibles	(375)	(560)
Amortization of mortgage debt premium	(609)	—
Amortization of discount on debt assumed	127	127
Amortization of lease inducements	15	15
Straight-line rental income	(723)	(1,961)
Straight-line ground rent expense	956	1,128
Stock based compensation expense	16	11
Equity in loss (income) of unconsolidated joint ventures	2,178	(10)
Distributions from unconsolidated joint ventures	473	1,298
Recognized gain on sale of marketable securities	—	(771)
Provision for bad debt	1,376	2,135
Payment of leasing fees	(2,223)	(1,518)
Costs associated with refinancings	283	81
Changes in assets and liabilities:
Accounts receivable, net	12,118	14,517
Other assets	580	3,903
Accounts payable and accrued expenses	(18,647)	(16,440)
Other liabilities	(4,589)	(3,859)
Net cash provided by operating activities	31,855	38,615

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	911
Changes in restricted escrows	(5,430)	(22,012)
Purchase of investment properties	—	(501)
Capital expenditures and tenant improvements	(6,056)	(2,206)
Proceeds from sales of investment properties	28,335	10,561
Investment in developments in progress	(996)	(615)
Investment in unconsolidated joint ventures	(684)	(1,384)
Payments received under master lease agreements	65	354

Net cash provided by (used in) investing activities	$15,234	$(14,892)
		(continued)

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

 (in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$—	$12,860
Payoff of margin debt related to marketable securities	(656)	(1,974)
Proceeds from mortgages and notes payable	10,424	229,056
Principal payments on mortgages and notes payable	(10,702)	(5,806)
Repayments of mortgages and notes payable	(265,674)	(261,383)
Proceeds from secured credit facility	284,764	60,000
Payoff of secured credit facility	(69,111)	(25,000)
Funds released from escrow restrictions, net	(86)	—
Payment of rate lock deposits	—	(11,223)
Refund of rate lock deposits	—	5,748
Payment of loan fees and deposits	(11,151)	(8,909)
Payment of offering costs	(1,731)	—
Distributions paid, net of DRP	(16,420)	(9,389)
Distributions to redeemable noncontrolling interests	(8)	(8)
Contributions from noncontrolling interests	73	—
Repayment of other financings	—	(3,410)
Net cash used in financing activities	(80,278)	(19,438)
Net (decrease) increase in cash and cash equivalents	(33,189)	4,285
Cash and cash equivalents, at beginning of period	130,213	125,904
Cash and cash equivalents, at end of period	$97,024	$130,189
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$54,246	$57,456
Distributions payable	$28,433	$21,109
Distributions reinvested	$10,431	$6,268
Developments payable	$365	$657
Forgiveness of mortgage debt	$10,723	$—
Proceeds from sales of investment properties:
Land	$3,741	$1,480
Building and other improvements, net of accumulated depreciation	15,308	8,347
Accounts and notes receivable	—	158
Acquired lease intangibles and other assets	662	524
Deferred gains	2,505	—
Gain on sales of investment properties	6,119	52
	$28,335	$10,561
		(concluded)

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary, all of which were of normal nature, for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings from 2003 through 2005 and a merger consummated in 2007, issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds, including merger consideration, of $4,595,193.  In addition, as of March 31, 2011, the Company had issued 72,206 shares through its distribution reinvestment program (DRP) at prices ranging from $6.85 to $10.00 per share for gross proceeds of $685,934 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During the year ended December 31, 2010, one share (1,500 shares unrounded) was issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13.  In addition, in December 2010, 9,000 shares of common stock were transferred back to the Company from shares of common stock issued to the owners of certain entities that were acquired by the Company in its internalization transaction in conjunction with a litigation settlement.  As a result, the Company had total shares outstanding of 478,868 and had realized total net offering proceeds of $4,848,653 as of March 31, 2011.

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ended December 31, 2003.  The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Certain aspects of the operation of the Company’s DRP prior to May 2006 may have violated the prohibition against preferential dividends.  To address those issues, on January 20, 2011, the Company filed a request for a closing agreement from the Internal Revenue Service, or IRS, whereby the IRS, would agree that the Company’s dividends paid deduction for the taxable years 2004 through 2006, the years subject to the closing agreement for which it had positive taxable income, was sufficient for the Company to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request and continues to move it through its review process.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying condensed consolidated financial statements.  On November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development and leasing costs; fair value measurements; provision

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions.  Actual results could differ from those estimates.

Certain reclassifications as a result of discontinued operations have been made to the 2010 condensed consolidated financial statements to conform to the 2011 presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership as of March 31, 2011 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties	227	55	19
Development properties	1	5	2

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

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property-owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing arrangement and included in “Other financings” in the accompanying condensed consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.  In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the LLC is treated as a 100% owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Co-venture obligation” in the accompanying condensed consolidated balance sheets.  Co-venture obligation expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC agreement.

On the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Condensed consolidated statements of equity are included in the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

quarterly financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the three months ended March 31, 2011 and 2010:

	2011	2010
Balance at January 1,	$527	$527
Redeemable noncontrolling interest income	8	8
Distributions	(8)	(8)
Balance at March 31,	$527	$527

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  It has been determined that the Captive is a VIE and, as the Company received the most benefit of all members through November 30, 2010, the Company was deemed to be the primary beneficiary.  Therefore, the Captive was consolidated by the Company through November 30, 2010.  Prior to November 30, 2010, the other members’ interests are reflected as “Noncontrolling interests” in the accompanying condensed consolidated financial statements.  Effective November 30, 2010, it was determined that the Company no longer received the most benefit, nor had the highest risk of loss and, therefore, was no longer the primary beneficiary.  As a result, the Captive was deconsolidated and recorded under the equity method of accounting.  As of March 31, 2011, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying condensed consolidated balance sheets.  The Company’s share of net income of the Captive in the three months ended March 31, 2011 is reflected in “Equity in (loss) income of unconsolidated joint ventures” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

(2)          Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2011.  Refer to the Company’s 2010 Form 10-K for a summary of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on the Company’s condensed consolidated financial statements.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, supplemental pro forma disclosures are expanded.  If the Company enters into a business combination, it will comply with the disclosure requirements of this guidance.

(3)  Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy incorporates the sale of non-core assets that no longer meet the Company’s criteria.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The Company sold two properties during the three months ended March 31, 2011, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Net Sales Proceeds	Gain
March 7, 2011	183,200	Single-user retail	Blytheville, Arkansas	$12,632	$12,438	$2,069
March 7, 2011	88,400	Single-user retail	Georgetown, Kentucky	10,182	10,055	1,390
	271,600			$22,814	$22,493	$3,459

In addition to the property sales that qualified for discontinued operations treatment, during the three months ended March 31, 2011, the Company received net proceeds of $5,842 and recorded gains of $2,660 from condemnation awards, earnouts and the sale of a parcel at one of its operating properties.  The aggregate net proceeds from the property sales and these additional transactions totaled $28,335 with aggregate gains of $6,119.

During 2010, the Company sold eight properties, of which one was sold during the three months ended March 31, 2010, which resulted in net sales proceeds of $3,501 and gain on sale of $52.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three months ended March 31, 2011 and 2010 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended March 31,
	2011	2010
Revenues:
Rental income	$298	$2,042
Tenant recovery income	12	(198)
Other property income	20	14
Total revenues	330	1,858

Expenses:
Property operating expenses	(156)	1,444
Real estate taxes	(11)	351
Depreciation and amortization	126	702
Interest expense	40	1,570
Total expenses	(1)	4,067
Operating income (loss) from discontinued operations	$331	$(2,209)

There were no properties classified as held for sale as of March 31, 2011 and December 31, 2010.

(4)  Transactions with Related Parties

The Inland Group, Inc., or the Inland Group, and its affiliates are related parties because of the Company’s relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Inland Group or hold directorships and are executive officers of affiliates of the Inland Group.  Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Inland Group.  Mr. Parks is a principal and significant shareholder of the Inland Group.  Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Inland Group affiliates.   With respect to the Company, Mr. Goodwin is a beneficial owner of more than 5% of the Company’s common stock, Mr. Parks was a director and Chairman of the Company’s board of directors until October 12, 2010 and Ms. Gujral is currently one of the Company’s directors and has held this directorship since 2003.  Therefore, due to these relationships, transactions involving the Inland Group and/or its affiliates are set forth below.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	For the Three Months Ended		Unpaid Amount as of
	March 31,		March 31,	December 31,
Fee Category	2011	2010	2011	2010
Investment advisor	$71	$69	$48	$22
Loan servicing	52	66	—	—
Legal	82	67	88	100
Computer services	336	283	90	166
Office and facilities management services	138	125	79	82
Other service agreements	242	242	54	—
Office rent and reimbursements	242	183	194	155
Total	$1,163	$1,035	$553	$525

Refer to the Company’s Form 10-K for the year ended December 31, 2010 for details of the related party agreements.

On December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV 2009, LLC (IW JV).  IW JV, which is controlled by the Company, and therefore consolidated, will continue to be managed and operated by the Company.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin and Robert D. Parks.  Pursuant to the terms of the IW JV agreement, Inland Equity earns a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance.  Inland Equity earns an additional 5% annually, set aside monthly and paid quarterly, if the portfolio net income is above a target amount as specified in the agreement.  If Inland Equity retains an ownership interest in IW JV through the liquidation of the joint venture, Inland Equity may be entitled to receive an additional distribution of $5,000, depending on the availability of proceeds at the time of liquidation.  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

(5)  Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock	Total Available- for-Sale Securities
As of March 31, 2011:
Fair value	$14,957	$21,836	$36,793
Amortized cost basis	$28,997	$38,592	$67,589
Total other-than-temporary impairment recognized	$23,889	$31,576	$55,465
Adjusted cost basis	$5,108	$7,016	$12,124
Net gains in accumulated other comprehensive income (OCI)	$9,849	$14,820	$24,669
As of December 31, 2010:
Fair value	$15,117	$19,113	$34,230
Amortized cost basis	$28,997	$38,592	$67,589
Total other-than-temporary impairment recognized	$23,889	$31,576	$55,465
Adjusted cost basis	$5,108	$7,016	$12,124
Net gains in accumulated OCI	$10,009	$12,097	$22,106

	Three Months Ended March 31,
	2011	2010
Net unrealized OCI gain	$2,563	$10,008
Net gain on sales of securities	$—	$771

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

(6)  Stock Option Plan and Board of Directors Activity

At the Company’s annual shareholders’ meeting held on October 14, 2008, the Company’s shareholders voted to approve the establishment of the Equity Compensation Plan, which, subject to certain conditions, authorizes (at the discretion of the board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the board of directors.  At March 31, 2011, no awards under the Equity Compensation Plan had been granted.

During 2010, the Compensation Committee approved an executive bonus program pursuant to which the Company’s executives are eligible to receive bonuses payable in shares of restricted common stock.  For each executive, a portion of his award, if any, will be based upon individual performance as determined by the Compensation Committee at its discretion and a portion, if any, will be based on certain corporate performance measures.  An insignificant amount of expense was recorded during 2010 and the three months ended March 31, 2011 related to this bonus program.  On April 12, 2011, the Company’s board of directors granted an aggregate of 34 common shares to its executive officers under the Equity Compensation Plan in connection with the executive bonus program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.

The Company’s Independent Director Stock Option Plan (Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of March 31, 2011 and December 31, 2010, options to purchase 140 shares of common stock had been granted, of which options to purchase one share (1,500 shares unrounded) had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (1.87%), risk free interest rate (1.13%), expected life (five years) and expected volatility rate (35%).  Compensation expense of $16 and $11 related to these stock options was recorded during the three months ended March 31, 2011 and 2010, respectively.

On March 8, 2011, the Company’s board of directors increased the number of directors comprising the board of directors from eight to nine and elected Steven P. Grimes, who serves as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company, to the board of directors, effective immediately.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods, generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,431 and $27,366, as of March 31, 2011 and December 31, 2010, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed based rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

on the accompanying condensed consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying condensed consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying condensed consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $512 and $535 for the three months ended March 31, 2011 and 2010, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations.  The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  The related ground lease rent expense is included in “Property operating expenses” on the accompanying condensed consolidated statements of operations and other comprehensive loss.  In addition, the Company leases office space for certain management offices from third parties and the Company subleases its corporate office space from an Inland affiliate.  Office rent expense is included in “Property operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

	Three Months Ended March 31,
	2011		2010
Ground lease rent expense	$2,527		$2,656
Office rent expense	$210	(a)	$208	(a)

(a)   Of these totals, $124 relates to corporate office rent.

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Fixed rate mortgages payable:
Mortgage loans (a)	$3,068,223	$3,334,784
Premium, net of accumulated amortization	16,925	17,534
Discount, net of accumulated amortization	(2,375)	(2,502)
	3,082,773	3,349,816
Variable rate mortgages payable:
Mortgage loans	7,205	17,389
Construction loans	86,838	86,768
	94,043	104,157
Mortgages payable	3,176,816	3,453,973
Notes payable	138,900	138,900
Margin payable	9,361	10,017
Mortgages and notes payable	$3,325,077	$3,602,890

(a)   Includes $67,504 of variable rate debt that was swapped to a fixed rate.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Mortgages Payable

Mortgages payable outstanding as of March 31, 2011 were $3,176,816 and had a weighted average interest rate of 6.07% at March 31, 2011.  Of this amount, $3,082,773 had fixed rates ranging from 4.44% to 8.00% (10.05% for matured mortgages payable) and a weighted average fixed rate of 6.13% at March 31, 2011.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $94,043 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.09% at March 31, 2011.  Properties with a net carrying value of $4,750,961 at March 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $147,035 at March 31, 2011 and related tenant leases are pledged as collateral for the construction loans.  As of March 31, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the three months ended March 31, 2011, the Company obtained mortgages payable proceeds of $10,424, made mortgages payable repayments of $265,674 and received forgiveness of debt of $10,723.  The new mortgages payable that the Company entered into during the three months ended March 31, 2011 have interest rates ranging from 4.83% to 5.50% and maturities up to 15 years.  The stated interest rates of the loans repaid during the three months ended March 31, 2011 ranged from 4.58% to 8.00%.

Mortgages payable outstanding as of December 31, 2010 were $3,453,973 and had a weighted average interest rate of 5.99% at December 31, 2010.  Of this amount, $3,349,816 had fixed rates ranging from 4.44% to 8.00% (10.04% for matured mortgages payable) and a weighted average fixed rate of 6.04% at December 31, 2010.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $104,157 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.47% at December 31, 2010.  Properties with a net carrying value of $5,170,029 at December 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $62,704 at December 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of December 31, 2010, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of interest only, although it has become more common for lenders to require principal and interest payments, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of March 31, 2011, the Company had guaranteed $55,043 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of March 31, 2011, the Company had $72,957 of mortgages payable that had matured and had not been repaid or refinanced as of March 31, 2011.  During the second quarter of 2010, in order to prompt discussions with the lender, the Company ceased making the monthly debt service payment on a $29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at March 31, 2011 is included in the $72,957 of total matured debt.  The non-payment of this monthly debt service payment amounts to $1,311 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and secured credit agreements.  The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement.  No assurance can be provided that negotiations will result in a favorable outcome for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

As of March 31, 2011, in addition to the $72,957 that had matured, the Company had $306,339 of mortgages payable, excluding principal amortization, maturing in the remainder of 2011.  The following table sets forth the Company’s progress as of the date of this filing in addressing its 2011 maturities:

	Matured as of March 31, 2011		Maturing in Remainder of 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$21,715		$28,837
Other repayments	18,761		—
Total addressed subsequent to March 31, 2011	40,476		28,837
Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in 2011	—		166,418
Actively marketing to sell or refinance related properties, or otherwise negotiating with the lender	32,481	(a)	111,084	(b)
	$72,957		$306,339

(a)   The Company has attempted to negotiate and has made offers to the lender with respect to a $26,865 mortgage loan outstanding at March 31, 2011 to determine an appropriate course of action under the non-recourse loan agreement.  No assurance can be provided that these negotiations will result in favorable outcomes for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company; however, the Company believes that it has substantive defenses with respect to those claims.

(b)   Subsequent to March 31, 2011, an additional mortgage payable with an outstanding principal balance of $27,190 had matured and the Company ceased making the monthly debt service payment on one non-recourse mortgage payable maturing in the remainder of 2011 with an outstanding principal balance of $4,520.

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements.  Management believes the Company was not out of compliance with such provisions at March 31, 2011.

Notes Payable

The following table summarizes the Company’s notes payable as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900
	$138,900	$138,900

Notes payable outstanding as of March 31, 2011 were $138,900 and had a weighted average interest rate of 12.62% at March 31, 2011.  Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV.  The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company’s equity interest in the entity owning the IW JV investment properties.

During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures in approximately three years.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

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

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage exposure to interest rate movements and add stability to interest expense.  To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three months ended March 31, 2011, the Company recorded hedge ineffectiveness related to an off-market hedging relationship as a result of ending the previous hedging relationship on one of its hedges in December 2010 and changing the critical terms. As a result, the Company reclassified a portion of the previously deferred accumulated other comprehensive income into earnings as of March 31, 2011.  During the three months ended March 31, 2010, the Company recorded no hedge ineffectiveness.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next year, the Company estimates that an additional $1,687 will be reclassified as an increase to interest expense.

As of March 31, 2011 and December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$67,504

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010.

	Liability Derivatives
	March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,501	Other liabilities	$2,967

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2011 and 2010.

Amount of Gain or (Loss)
Recognized in Income on
						Location of Gain or	Derivative (Ineffective
						(Loss) Recognized in	Portion and Amount
	Amount of Loss		Location of Loss	Amount of Loss		Income on Derivative	Excluded from
	Recognized in OCI on		Reclassified from	Reclassified from		(Ineffective Portion	Effectiveness Testing and
Derivatives in Cash	Derivative (Effective		Accumulated OCI	Accumulated OCI into		and Amount	Missed Forecasted
Flow Hedging	Portion)		into Income	Income (Effective Portion)		Excluded from	Transactions)
Relationships	2011	2010	(Effective Portion)	2011	2010	Effectiveness Testing)	2011	2010
Interest rate swaps	$180	$605	Interest Expense	$1,217	$792	Interest Expense	$152	$—

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.  The Company was not in default with respect to these agreements at March 31, 2011.

The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all its assets to another entity and the creditworthiness of the resulting, surviving, or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.  As of March 31, 2011, the termination value of derivatives in a liability position, which includes accrued interest of $144 but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $2,733.  As of March 31, 2011, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at March 31, 2011, it could have been required to settle its obligations under the agreements at their termination value of $2,733.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of March 31, 2011 and December 31, 2010, the Company had recorded a payable of $9,361 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At March 31, 2011, this rate was equal to 0.59%.  Interest expense on this debt in the amount of $15 and $14 is recognized within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2011 and 2010, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three months ended March 31, 2011, the Company did not borrow on its margin account but paid down $656.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Debt Maturities

The following table shows the scheduled maturities of the Company’s mortgages payable, notes payable, margin payable and secured credit facility (as described in Note 9) as of March 31, 2011 for the remainder of 2011, the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$392,685	$415,050	$310,124	$224,049	$471,450	$1,254,865	$3,068,223	$3,225,993
Notes payable	—	—	13,900	—	—	125,000	138,900	151,519
Total fixed rate debt	$392,685	$415,050	$324,024	$224,049	$471,450	$1,379,865	$3,207,123	$3,377,512

Variable rate debt:
Mortgages payable	$5,821	$88,222	$—	$—	$—	$—	$94,043	$94,043
Secured credit facility	—	—	370,000	—	—	—	370,000	370,000
Margin payable	9,361	—	—	—	—	—	9,361	9,361
Total variable rate debt	15,182	88,222	370,000	—	—	—	473,404	473,404

Total maturing debt	$407,867	$503,272	$694,024	$224,049	$471,450	$1,379,865	$3,680,527	$3,850,916

Weighted average interest rate on debt:
Fixed rate debt	5.69%	5.45%	5.55%	7.13%	5.78%	7.20%
Variable rate debt	2.48%	3.99%	4.31%	—	—	—
Total	5.57%	5.20%	4.89%	7.13%	5.78%	7.20%

(a)   The debt maturity table does not include any premium or discount, of which $16,925 and $(2,375), net of accumulated amortization, respectively, is outstanding as of March 31, 2011.

(b)   Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of March 31, 2011, the Company was making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $111,008, which are reflected in the year corresponding to the loan maturity date.  See the mortgages payable section above for additional information on how the Company is addressing its 2011 mortgages payable maturities.

(9) Secured Credit Facility

On February 4, 2011, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions and currently has a $585,000 senior secured credit facility that matures on February 3, 2013 (with the ability to extend for one year at the Company’s option), which consists of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan, with the ability to increase available borrowings up to $500,000 under the revolving line of credit in certain circumstances. As of March 31, 2011, the terms of the agreement stipulate:

•      monthly interest-only payments on the outstanding balance at a rate of LIBOR plus a margin of 2.75% to 4.00%, depending on leverage levels;

•      quarterly unused fees ranging from 0.40% to 0.50% per annum, depending on the undrawn amount;

•      the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 65% (reduced to 60% after the issuance of the Company’s financial statements for the quarter ending March 31, 2012) and minimum requirements related to the value and number of properties included in the collateral pool; and

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

•      $20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, debt service coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants, and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.  As of March 31, 2011, the Company was not out of compliance with any of the financial covenants under the credit agreement.  As of March 31, 2011, the interest rate under the credit agreement was 4.31%.  Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan.  As of March 31, 2011, the total availability under the revolving line of credit was $267,000, of which the Company had borrowed $220,000.  As of December 31, 2010, the outstanding balance on the line of credit was $154,347.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	March 31,	December 31,	March 31,	December 31,
Joint Venture	Location	Investment	Redemption	2011	2010	2011	2010
MS Inland	Various	04/27/2007	N/A	20.0%	20.0%	$9,581	$9,884
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	95.8%	95.8%	2,124	4,059
RioCan	Various	09/30/2010	N/A	20.0%	20.0%	12,222	12,292
Oak Property and Casualty	Burlington, VT	10/01/2006	N/A	25.0%	25.0%	7,571	7,230
						$31,498	$33,465

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected on the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of operations and other comprehensive loss includes the Company’s share of net income or loss from the unconsolidated joint venture.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s condensed consolidated statements of cash flows.

Effective April 27, 2007, the Company formed a strategic joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively.  The Company’s share of profits in MS Inland was $126 and $250, for the three months ended March 31, 2011 and 2010, respectively.  The Company received net cash distributions from MS Inland totaling $258 and $1,298, for the three months ended March 31, 2011 and 2010, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $81 of amortization related to this difference for each of the three months ended March 31, 2011 and 2010, and is included in “Equity in (loss) income of unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current fair value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $309 and $349 during the three months ended March 31, 2011 and 2010, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton at March 31, 2011 and December 31, 2010, are based upon the Company’s pro-rata share of capital contributions to date.  Based upon the maximum capital contribution obligations outlined in the joint venture agreement, the Company’s ownership percentage could increase to 96.3%.  During the three months ended March 31, 2011, Hampton determined that the carrying value of certain of its assets were not recoverable and, accordingly, recorded an impairment loss in the amount of $2,477, of which the Company’s share is $2,374.  No impairment loss was recorded during the three months ended March 31, 2010.  The Company’s estimated fair value relating to this impairment assessment was based on estimated contract prices.  The Company’s share of net (loss) income in Hampton was $(2,240) and $311 for the three months ended March 31, 2011 and 2010, respectively, and is included in “Equity in (loss) income of unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.

As of March 31, 2011, there were six properties remaining in the Hampton joint venture, all of which are included in Hampton Owned.  The remaining properties have been disposed of primarily through sales and assignment.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada.  The initial RioCan joint venture investment included up to eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the joint venture agreements, RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties. The joint venture acquired an 80% interest in the properties from the Company in exchange for cash, each of which was accounted for as a partial sale of real estate. Each property closing occurred individually over time based on timing of lender consent or refinance of the related mortgages payable.  Certain of the properties contain earnout provisions which, if met, would result in additional sales proceeds to the Company.  All eight of the initial investment properties were acquired in 2010.  These transactions do not qualify as discontinued operations in the Company’s condensed consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership in the joint venture.  The Company’s share of loss in the RioCan joint venture was $282 for the three months ended March 31, 2011.  The Company received net cash distributions from the RioCan joint venture totaling $152 for the three months ended March 31, 2011.

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

The Company is the managing member of the RioCan joint venture and earns fees for providing property management, asset management and other customary fees for the joint venture.  The Company earned fees of $227 during the three months ended March 31, 2011.

On December 1, 2010, it was determined that the Company was no longer the primary beneficiary of the Captive, or Oak Property & Casualty.  As a result, the Captive has been reflected as an equity method investment by the Company since December 1, 2010.  Refer to Note 1 for further information.  The Company’s share of income in the Captive was $404 for the three months ended March 31, 2011.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of March 31, 2011 and December 31, 2010.

(11)  Earnings per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period (the “common shares”).  Diluted EPS is computed by dividing net income (loss) by the common shares plus shares issuable upon exercising options.  As of March 31, 2011 and 2010, options to purchase 139 and 105 shares of common stock at the weighted average exercise price of $8.68 and $9.30 per share, respectively, were outstanding.  The Company is in a net loss position for the three months ended March 31, 2011 and 2010; therefore, the options to purchase shares are not considered in diluted loss per share since their effect is anti-dilutive.

The following is reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss from continuing operations	$(46,467)	$(26,306)
Gain on sales of investment properties	2,660	—
Income from continuing operations attributable to noncontrolling interests	(8)	(93)
Loss from continuing operations attributable to Company shareholders	(43,815)	(26,399)
Income (loss) from discontinued operations	3,790	(2,157)
Net loss attributable to Company shareholders	$(40,025)	$(28,556)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	478,721	482,402
Effect of dilutive securities:
Stock options	— (a)	— (a)
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	478,721	482,402

(a)   Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 139 and 105 shares as of March 31, 2011 and 2010, respectively. These shares were not included in the computation of diluted earnings per share because a loss was reported or the option exercise price was greater than the average market price of the common shares for the respective periods.

(12)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants.  The Company performed cash flow analyses and determined that the carrying value of one of these properties exceeded the respective undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded an impairment loss related to this property consisting of the excess carrying value of the asset over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive loss.

During the three months ended March 31, 2011, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Winston-Salem, North Carolina	Single-user office property	March 31, 2011	501,000	$30,373
	Estimated fair value of impaired property			$16,714

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

During the three months ended March 31, 2010, the Company recorded no investment property impairment charges.  The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

(13)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at March 31, 2011 and December 31, 2010.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$36,793	$36,793	$34,230	$34,230
Notes receivable	$8,290	$8,269	$8,290	$8,245
Financial liabilities:
Mortgages and notes payable	$3,325,077	$3,480,916	$3,602,890	$3,628,042
Secured credit facility	$370,000	$370,000	$154,347	$154,347
Other financings	$8,477	$8,477	$8,477	$8,477
Co-venture obligation	$51,556	$55,000	$51,264	$55,000
Derivative liability	$2,501	$2,501	$2,967	$2,967

The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for notes receivable and interest rate swaps, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of March 31, 2011 and December 31, 2010 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

The following methods and assumptions were used to estimate the fair value of each financial instrument:

•      Investment in marketable securities: Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

•      Notes receivable: The Company estimates the fair value of its notes receivable by discounting the future cash flows of each instrument at rates that approximate those offered by lending institutions for loans with similar terms to companies with comparable risk.  The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate based upon the specific terms of the individual notes receivable agreement.

•      Mortgages payable: The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

•      Secured credit facility: The carrying value of the Company’s secured credit facility approximates fair value due to the periodic variable rate pricing and the loan pricing spreads based on the Company’s leverage ratio.

•      Other financings: Other financings on the condensed consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the LLC or LP agreement contains put/call arrangements, which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interest in future periods for fixed amounts.  The Company believes the fair value of other financings is that amount which is the fixed amount at which it would settle, which approximates its carrying value.

•      Co-venture obligation: The Company estimates the fair value of co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation includes $1,556 of cumulative co-venture obligation expense accretion relating to the estimated additional distribution.

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

Fair Value Hierarchy

GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  The following summarizes the fair value hierarchy:

•      Level 1 Inputs — Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•      Level 2 Inputs — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

•      Level 3 Inputs — Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

The guidance requires the use of observable market data, when available, in making fair value measurements.  When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall as of March 31, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
March 31, 2011
Investment in marketable securities	$36,793	—	—	$36,793
Derivative liability	$—	2,501	—	$2,501

December 31, 2010
Investment in marketable securities	$34,230	—	—	$34,230
Derivative liability	$—	2,967	—	$2,967

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the three months ended March 31, 2011.

During the three months ended March 31, 2011, the Company recorded an asset impairment charge of $30,373 related to one of its consolidated operating properties.  The estimated fair value of this property was $16,714.  During the three months ended March 31, 2010, the Company recorded no asset impairment charges.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the purchase price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating property was classified within Level 3 of the fair value hierarchy.  As the estimated fair value of the Company’s unconsolidated properties was based on estimated contract prices, the Company had determined that its valuation was classified within Level 2 of the fair value hierarchy.

(14)  Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of March 31, 2011, the Company may pay as much as $1,400 in the future if retail space covered by earnout agreements is leased.

The Company previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining agreements, the Company has funded its total commitments of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at both March 31, 2011 and December 31, 2010 was $8,290, net of allowances of $300.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed to be necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of March 31, 2011, the Company has guaranteed $370,000 and $26,203 of its outstanding secured credit facility and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of March 31, 2011, the Company also guaranteed $28,840 representing a portion of the construction debt associated with certain of its consolidated development joint ventures.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Joint Venture	Construction Loan Balance at March 31, 2011	Percentage/Amount Guaranteed by the Company	Guarantee Amount

Frisco, Texas	Parkway Towne Crossing	$20,809	35%	$7,283
Dallas, Texas	Wheatland Towne Crossing	5,730	50%	2,865
Henderson, Nevada	Lake Mead Crossing	48,949	15%	7,342
Henderson, Nevada	Green Valley Crossing	11,350	$11,350	11,350
		$86,838		$28,840

On January 20, 2011, the Company filed a request for a closing agreement from the IRS, whereby the IRS would agree that the Company’s dividends paid deduction for the taxable years 2004 through 2006, the years subject to the closing agreement for which the Company had positive taxable income, was sufficient for it to qualify for taxation as a REIT.  The IRS is currently reviewing the Company’s request and continues to move it through its review process.  The Company recorded an expense of $62 in 2010 representing the estimated cost plus interest to obtain such closing agreement.  The Company estimates the range of loss that is reasonably possible is from $62 if it obtains the closing agreement to approximately $155,000 if it does not obtain the closing agreement.

(15)  Subsequent Events

During the period from April 1, 2011 through the date of this filing, the Company:

•      drew $50,000 on its senior secured revolving line of credit and used the proceeds to repay $46,837 of mortgage debt (net of $3,715 of debt forgiveness) that was secured by five properties, had a weighted average interest rate of 4.99% and had matured or was scheduled to mature in 2011. These five properties were added to the collateral pool, which increased the Company’s borrowing availability from $267,000 to $291,000;

•      closed on one mortgage payable in the amount of $60,000 with a fixed interest rate of 4.54% and a 30-year term (callable in 7 years) on an existing property, of which $55,000 was used to pay down the senior secured revolving line of credit; the Company’s borrowing availability decreased to $222,000 with the release of this property from the collateral pool;

•      repaid $36,761 of mortgages payable (net of $3,715 of debt forgiveness) that had matured as of March 31, 2011. This repayment amount includes $18,000 of mortgages payable (net of $3,715 of debt forgiveness) that is included in the $46,837 amount presented above. The stated interest rates of the loans repaid ranged from 4.83% to 5.05%;

•      had an additional mortgage payable with an outstanding principal balance of $27,190 mature and ceased making the monthly debt service payment on one non-recourse mortgage payable with an outstanding principal balance of $4,520;

•      closed on the sales of two single-user industrial properties consisting of an aggregate of approximately 1,066,800 square feet, with the combined sales prices totaling $36,000, which resulted in net gains of $701 and net proceeds of $34,619;

•      filed the first amendment to the registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of the Company’s common stock, and

•      closed on the dissolution of a partnership with a partner in three development joint ventures resulting in the Company maintaining a 100% ownership interest in Parkway Towne Crossing, a 100% ownership interest in

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

three fully occupied outlots at Wheatland Towne Crossing, and a 50% ownership interest in Lake Mead Crossing.  This transaction also resulted in a net loss of $8,542 on the 75% interest that was transferred to our partner on the remainder of Wheatland Towne Crossing (less the three outlots), which included the release of the $5,730 construction loan, $2,865 of which was guaranteed by the Company as of March 31, 2011.  Concurrently, the Company also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in the joint venture, increasing the Company’s total ownership interest in the property to 86.7%.

On April 12, 2011, the Company’s board of directors granted an aggregate of 34 common shares to its executive officers under the Equity Compensation Plan in connection with the executive bonus program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases.  You can also identify forward-looking statements by discussions of strategies, plans or intentions.  Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.  Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements).  We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The following discussion and analysis compares the three months ended March 31, 2011 to the three months ended March 31, 2010, and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers and single-user retail properties.  We are one of the largest owners and operators of shopping centers in the United States.  As of March 31, 2011, our retail operating portfolio consisted of 264 properties with approximately 35,491,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and includes power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties.  Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares.  Our retail properties have a weighted average age, based on annualized base rent (ABR), of only approximately 10.0 years since the initial construction or most recent major renovation.  As of March 31, 2011, our retail operating portfolio was 88.5% leased, including leases signed but not commenced.  In addition to our retail operating portfolio, as of March 31, 2011, we also held interests in 18 other operating properties, including 12 office properties and six industrial properties, 19 retail operating properties held by three unconsolidated joint ventures and eight retail properties under development.  The following summarizes our consolidated operating portfolio as of March 31, 2011:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	209	28,949	85.7%	87.6%
Joint venture	55	6,542	90.3%	92.7%
Total retail	264	35,491	86.5%	88.5%

Office/Industrial
Wholly-owned	18	6,725	98.3%	98.3%
Total Consolidated Operating Portfolio	282	42,216	88.4%	90.1%

(a)   Includes leases signed but not commenced.

Our shopping centers are primarily anchored or shadow anchored by strong national and regional grocers, discount retailers and other retailers that provide basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  As of March 31, 2011, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing.  Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,600 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

We are encouraged by the leasing activity we have achieved during the three months ended March 31, 2011.  During the three months ended March 31, 2011, we signed 130 new and renewal leases for a total of approximately 1,075,000 square feet.  As we continue to sign new leases, rental rates have generally been below the previous rates and we have continued to see increased demands for rent abatement and capital investment, in the form of tenant improvements and leasing commissions, required from us.  However, as retail sales and the overall economy continue to improve, such rental spreads appear to be stabilizing.

On February 16, 2011, Borders Group, Inc. (Borders), which, as of December 31, 2010, leased from us approximately 220,000 square feet at 10 locations, filed for bankruptcy.  On or subsequent to March 31, 2011, Borders closed stores at five locations where it leased space from us, representing approximately 115,000 square feet.  As a result, Borders has remaining leases with us for approximately 105,000 square feet at five locations.

Company Highlights — Three Months Ended March 31, 2011

Asset Dispositions and Debt Transactions

During the three months ended March 31, 2011, we continued to focus on strengthening our balance sheet by deleveraging through asset dispositions and debt refinancing transactions.  Specifically, we:

•      sold two operating properties aggregating 271,600 square feet for a combined sales price of $22,814, resulting in net proceeds of $22,493, and

•      borrowed $150,000 on our secured term loan and an additional $65,653 on our senior secured revolving line of credit, obtained mortgages payable proceeds of $10,424, made mortgages payable repayments of $265,674 and received forgiveness of debt of $10,723.

We plan to continue to pursue opportunistic dispositions of non-retail properties and free standing, triple-net retail properties to continue to focus our portfolio on well located, high quality shopping centers.

Distributions

We declared a quarterly distribution of $0.06 per share during the three months ended March 31, 2011.  We have increased the quarterly distribution rate for six consecutive quarters.

Results of Operations

We believe that property net operating income (NOI) is a useful measure of our operating performance.  We define NOI as operating revenues (rental income, tenant recovery income, other property income, excluding straight-line rental income, amortization of lease inducements and amortization of acquired above and below market lease intangibles) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense and straight-line bad debt expense).  Other real estate investment trusts (REITs) may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

This measure provides an operating perspective not immediately apparent from accounting principles generally accepted in the United States (GAAP) operating income or net (loss) income.  We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results.  However, NOI should only be used as an alternative measure of our financial performance.  For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net (loss) income as computed in accordance with GAAP has been presented.

Comparison of the three months ended March 31, 2011 and 2010

The table below presents operating information for our same store portfolio consisting of 282 operating properties acquired or placed in service prior to January 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended March 31, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which have phases that are operational, and the properties that were partially sold to our RioCan joint venture during 2010, none of which qualified for discontinued operations accounting treatment.

	Three Months Ended March 31,
	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (282 properties):
Rental income	$121,543	$120,939	$604	0.5
Tenant recovery income	28,393	30,995	(2,602)	(8.4)
Other property income	2,823	3,903	(1,080)	(27.7)
Other investment properties:
Rental income	1,385	4,629	(3,244)	(70.1)
Tenant recovery income	89	1,031	(942)	(91.4)
Other property income	2	80	(78)	(97.5)
Expenses:
Same store investment properties (282 properties):
Property operating expenses	(26,465)	(27,649)	1,184	4.3
Real estate taxes	(19,027)	(21,912)	2,885	13.2
Other investment properties:
Property operating expenses	(518)	(1,011)	493	48.8
Real estate taxes	(247)	(1,066)	819	76.8
Property net operating income:
Same store investment properties	107,267	106,276	991	0.9
Other investment properties	711	3,663	(2,952)	(80.6)
Total net operating income	107,978	109,939	(1,961)	(1.8)
Other income (expense):
Straight-line rental income	723	1,920	(1,197)
Amortization of acquired above and below market lease intangibles	375	560	(185)
Amortization of lease inducements	(15)	(15)	—
Straight-line ground rent expense	(956)	(1,128)	172
Straight-line bad debt expense	(825)	546	(1,371)
Insurance captive income	—	713	(713)
Depreciation and amortization	(60,149)	(61,549)	1,400
Provision for impairment of investment properties	(30,373)	—	(30,373)
Loss on lease terminations	(3,338)	(2,982)	(356)
Insurance captive expenses	—	(1,225)	1,225
General and administrative expenses	(6,328)	(4,826)	(1,502)
Dividend income	676	1,683	(1,007)
Interest income	180	187	(7)
Gain on extinguishment of debt	10,723	—	10,723
Equity in (loss) income of unconsolidated joint ventures	(2,178)	10	(2,188)
Interest expense	(61,750)	(64,026)	2,276
Co-venture obligation expense	(1,792)	(1,792)	—
Recognized gain on marketable securities, net	—	771	(771)
Other income (expense)	582	(5,092)	5,674
Loss from continuing operations	(46,467)	(26,306)	(20,161)	(76.6)
Discontinued operations:
Operating income (loss)	331	(2,209)	2,540
Gain on sales of investment properties	3,459	52	3,407
Income (loss) from discontinued operations	3,790	(2,157)	5,947	275.7
Gain on sales of investment properties	2,660	—	2,660
Net loss	(40,017)	(28,463)	(11,554)	(40.6)
Net income attributable to noncontrolling interests	(8)	(93)	85	91.4
Net loss attributable to Company shareholders	$(40,025)	$(28,556)	$(11,469)	(40.2)

Total net operating income decreased by $1,961, or 1.8%.  Total rental income, tenant recovery and other property income decreased by $7,342, or 4.5%, and total property operating expenses decreased by $5,381, or 10.4%, for the three months ended March 31, 2011, as compared to March 31, 2010.

Rental income.  Rental income increased $604, or 0.5%, on a same store basis from $120,939 to $121,543. The same store increase is primarily due to:

•                  an increase of $4,543 composed of $9,320 as a result of new tenant leases replacing former tenants partially offset by $4,777 from early terminations and natural expirations of certain tenant leases;

•                  a decrease of $4,118 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $2,640, or 2.1%, from $125,568 to $122,928, primarily due to a decrease of $3,244 in other investment properties consisting of:

•                  a decrease of $3,380 due to the partial sale of eight investment properties to our RioCan joint venture during 2010, partially offset by

•                  an increase of $135 related to development properties placed into service.

Tenant recovery income.  Tenant recovery income decreased $2,602, or 8.4%, on a same store basis from $30,995 to $28,393, primarily due to:

•                  a 9.5% decrease in common area maintenance recovery income, primarily due to reduced recoverable property operating expenses described below and a reduction in the 2010 tenant recovery income estimates as a result of the common area maintenance reconciliation process completed during the three months ended March 31, 2011, and

•                  a 3.5% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below.

Overall, tenant recovery income decreased $3,544, or 11.1%, from $32,026 to $28,482, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $631 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other property income.  Other property income decreased overall by $1,158, or 29.1%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses.  Property operating expenses decreased $1,184, or 4.3%, on a same store basis from $27,649 to $26,465.  The same store decrease is primarily due to:

•                  a decrease in bad debt expense of $1,069, and

•                  a decrease in certain recoverable property operating expenses of $461 due to the continued efforts of management to contain costs, partially offset by an increase in non-recoverable property operating expenses of $348.

Overall, property operating expenses decreased $1,677, or 5.9%, from $28,660 to $26,983, due to the decrease in the same store portfolio described above, in addition to a decrease in certain non-recoverable and recoverable property operating expenses of $141 and $427, respectively, partially offset by an increase in bad debt expense of $74 in other investment properties.

Real estate taxes.  Real estate taxes decreased $2,885, or 13.2%, on a same store basis from $21,912 to $19,027.  This decrease is primarily due to:

•                  a decrease of $1,808 in prior year estimates adjusted during the three months ended March 31, 2011, based on actual real estate taxes paid;

•                  a net decrease of $1,232 over 2010 real estate tax expense primarily due to decreases in assessed values, partially offset by

•                  a decrease of $245 in real estate tax refunds received during the three months ended March 31, 2011 for prior year tax assessment adjustments.

Overall, real estate taxes decreased $3,704, or 16.1%, from $22,978 to $19,274, primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $696 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other income (expense).  Other income (expense) changed from net expense of $136,245 to net expense of $154,445.  The increase in net expense of $18,200, or 13.4%, is primarily due to:

•                  a $30,373 increase in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of $30,373 and none for the three months ended March 31, 2011 and 2010, respectively.  Although 39 of our properties had impairment indicators at March 31, 2011, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 52%.  Accordingly, no additional impairment provisions were warranted for these properties.  This increase in provision for impairment was partially offset by

•                  a $10,723 increase in gain on extinguishment of debt due to debt forgiveness related to two properties which were added as collateral to the amended and restated senior secured credit facility (see Note 9 to the condensed consolidated financial statements) and

•                  a $5,674 positive change in other income (expense) due primarily to $4,000 of expense recorded in 2010 related to a litigation matter settlement.

Discontinued operations.  Discontinued operations consist of amounts related to two properties and eight properties that were sold during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.  We closed on the sale of two single-user retail properties during the three months ended March 31, 2011 aggregating 271,600 square feet, for a combined sales price of $22,814.  The aggregated sales resulted in net sales proceeds totaling $22,493 and total gains of $3,459.  The debt on both properties was repaid prior to sale.  There were no properties that qualified for held for sale accounting treatment as of March 31, 2011.  We closed on eight properties during the year ended December 31, 2010 aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified for held for sale accounting treatment as of December 31, 2010.

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

FFO is calculated as follows:

	Three Months Ended March 31,
	2011	2010
Net loss attributable to Company shareholders	$(40,025)	$(28,556)
Add:
Depreciation and amortization	65,447	67,245
Less:
Gain on sales of investment properties	(6,119)	(52)
Noncontrolling interests share of depreciation related to consolidated joint ventures	(2,932)	(2,862)
Funds from operations	$16,371	$35,775

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended March 31, 2011 and 2010 were $3,338 and $2,982, respectively.

The decrease in FFO for the three months ended March 31, 2011 compared to the same period in 2010 is primarily due to an increase in impairment on investment properties of $30,373 and a decrease in revenues of $9,437, partially offset by an increase in gain on debt extinguishment of $10,723, a positive change in other income (expense) of $5,674 and a decrease in real estate tax expense of $3,704.

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The distribution of $0.06 per share, or $28,433, declared for the three months ended March 31, 2011, represented 174% of our FFO for the period.  The $0.04 per share, or $21,109, distribution declared for the three months ended March 31, 2010, represented 59% of our FFO for the period.

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

Our primary expected uses and sources of our consolidated cash and cash equivalents are as follows:

USES		SOURCES
Short-Term:		Short-Term:
•	Tenant improvement allowances	•	Operating cash flow
•	Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants	• • •	Available borrowings under revolving credit facility Distribution reinvestment plan Secured loans collateralized by individual properties
•	Distribution payments	•	Asset sales
•	Debt repayment requirements, including principal, interest and costs to refinance	•	Cash and cash equivalents
•	Corporate and administrative expenses

Long-Term:		Long-Term:
•	Acquisitions	•	Secured loans collateralized by individual properties
•	New development	•	Long-term construction project financing
•	Major redevelopment, renovation or expansion programs at individual properties	• •	Joint venture equity from institutional partners Sales of marketable securities
•	Debt repayment requirements, including both principal and interest	•	Asset sales

One of our main areas of focus over the last few years has been on strengthening our balance sheet and addressing debt maturities.  We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our rate of distributions to shareholders as compared to distribution rates from a few years ago, the suspension of our share repurchase program and total or partial dispositions of assets through sales or contributions to joint ventures.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures to preserve cash.  As of March 31, 2011, we had $903,942 of debt scheduled to mature through the end of 2012.  As of the date of this filing, we had repaid or received debt forgiveness for $69,663 of that debt.  For substantially all of the remaining $834,279 of debt, we plan on satisfying our obligations by refinancing this debt using either our senior secured credit facility or other new long-term borrowings.  In certain circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender.  We may not be able to refinance our existing debt when it becomes due or obtain new financing for acquisitions or development projects, or may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The table below summarizes our consolidated indebtedness, net of premium and discount, at March 31, 2011:

Debt	Aggregate Principal Amount at March 31, 2011	Interest Rate / Weighted Average Interest Rate	Years to Maturity / Weighted Average Years to Maturity
Mortgages payable	$2,595,247	5.88%	5.9 years
IW JV mortgages payable	494,731	7.50%	8.7 years
IW JV senior mezzanine note	85,000	12.24%	8.7 years
IW JV junior mezzanine note	40,000	14.00%	8.7 years
Construction loans	86,838	3.84%	1.0 years
Mezzanine note	13,900	11.00%	2.7 years
Margin payable	9,361	0.59%	0.8 years
Mortgages and notes payable	3,325,077
Secured credit facility	370,000	4.31%	1.8 years
Total consolidated indebtedness	$3,695,077

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of March 31, 2011, including construction loans and IW JV 2009, LLC (IW JV) mortgages payable which are discussed further below, were $3,176,816 and had a weighted average interest rate of 6.07% at March 31, 2011.  Of this amount, $3,082,773 had fixed rates ranging from 4.44% to 8.00% (10.05% for matured mortgages payable) and a weighted average fixed rate of 6.13% at March 31, 2011.  The remaining $94,043 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.09% at March 31, 2011. Properties with a net carrying value of $4,750,961 at March 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans and development properties with a net carrying value of $147,035 at March 31, 2011 and related tenant leases are pledged as collateral for the construction loans.  Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties.  As of March 31, 2011, scheduled maturities for our outstanding mortgage indebtedness had various due dates through March 1, 2037.

During the three months ended March 31, 2011, we obtained mortgages payable proceeds of $10,424, made mortgages payable repayments of $265,674 and received debt forgiveness of $10,723.  The new mortgages payable that we entered into during the three months ended March 31, 2011 have interest rates ranging from 4.83% to 5.50% and maturities up to 15 years.  The stated interest rates of the loans repaid during the three months ended March 31, 2011 ranged from 4.58% to 8.00%.

IW JV 2009 Mortgages Payable and Mezzanine Notes

On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us, and therefore consolidated, will continue to be managed and operated by us.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is chairman of the board of certain affiliates of The Inland Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to our Board.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures in approximately three years.  Additionally, we purchase a portion of our securities through a margin account.  As of March 31, 2011 and December 31, 2010, we had recorded a payable of $9,361 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At March 31, 2011, this rate was equal to 0.59%. This debt is due upon demand.  The value of our marketable securities serves as collateral for this debt.  During the three months ended March 31, 2011, we did not borrow on our margin account and paid down $656.

Secured Credit Facility

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

Upon closing, we borrowed the full amount of the term loan and, as of March 31 2011, we had a total of $220,000 outstanding under the senior secured line of credit, including $154,347 that had been outstanding under our line of credit prior to the amendment and restatement of our credit agreement and $65,653 of additional borrowings.  We used the secured term loan and the additional borrowings under our senior secured revolving line of credit to, among other things repay $263,144 of mortgage debt, including debt forgiveness of $10,723, which was secured by 22 properties and had a weighted average interest rate of 4.88%.  As of March 31, 2011, management believes we were not out of compliance with any financial covenants under the credit agreement.

Availability. The aggregate availability under the senior secured revolving line of credit shall at no time exceed the lesser of (x) 65% of the appraised value of the borrowing base properties through the date of the issuance of our financial statements for the quarter ending March 31, 2012 and 60% thereafter and (y) the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.50x through the date of the issuance of our financial statements for the quarter ending March 31, 2012 and 1.60x thereafter, in each case, less the outstanding balance under the secured term loan.  As of March 31, 2011, the total availability under the revolving line of credit was $267,000, of which we had borrowed $220,000.

Maturity and Interest. The senior secured revolving line of credit and the secured term loan mature on February 3, 2013 with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.  The senior secured revolving line of credit and the secured term loan bear interest at a rate per annum equal to LIBOR plus a margin of between 2.75% and 4.00% based on our leverage ratio as calculated under the credit agreement.  As of March 31, 2011, the interest rate under the senior secured revolving line of credit and secured term loan is 4.31%.

Security. The senior secured revolving line of credit and secured term loan are secured by mortgages on the borrowing base properties and are our direct recourse obligation.

Financial Covenants. The senior secured revolving line of credit and secured term loan include the following financial covenants: (i) maximum leverage ratio not to exceed 67.5%, which ratio will be reduced to 65% beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2011 and 60% beginning on the date of the issuance of our financial statements for the quarter ending June 30, 2012, (ii) minimum fixed charge coverage ratio of not less than 1.40x, which ratio will be increased to 1.45x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2011 and 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $1,750,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) minimum average economic occupancy rate of greater than 80% excluding pre-stabilization properties under construction, (v) unhedged variable rate debt of not more than 20% of total asset value, (vi) maximum dividend payout ratio of 95% of FFO (defined in the credit agreement as FFO excluding gains or losses from extraordinary items, impairments and other non-cash charges) or an amount necessary to maintain REIT status and (vii) secured recourse indebtedness and guarantee obligations excluding the senior secured revolving line of credit and secured term loan may not exceed $100,000.

Other Covenants and Events of Default. The senior secured revolving line of credit and secured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress and mortgage notes receivable, require that we obtain consent for any sale of assets with a value greater than 10% of our total asset value or merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants.  The senior secured revolving line of credit and secured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $26,865 of non-recourse indebtedness that is currently in default), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and the secured credit facility as of March 31, 2011 for the remainder of 2011, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$392,685	$415,050	$310,124	$224,049	$471,450	$1,254,865	$3,068,223	$3,225,993
Notes payable	—	—	13,900	—	—	125,000	138,900	151,519
Total fixed rate debt	$392,685	$415,050	$324,024	$224,049	$471,450	$1,379,865	$3,207,123	$3,377,512
Variable rate debt:
Mortgages payable	$5,821	$88,222	$—	$—	$—	$—	$94,043	$94,043
Secured credit facility	—	—	370,000	—	—	—	370,000	370,000
Margin payable	9,361	—	—	—	—	—	9,361	9,361
Total variable rate debt	15,182	88,222	370,000	—	—	—	473,404	473,404
Total maturing debt	$407,867	$503,272	$694,024	$224,049	$471,450	$1,379,865	$3,680,527	$3,850,916
Weighted average interest rate on debt:
Fixed rate debt	5.69%	5.45%	5.55%	7.13%	5.78%	7.20%
Variable rate debt	2.48%	3.99%	4.31%	—	—	—
Total	5.57%	5.20%	4.89%	7.13%	5.78%	7.20%

(a)      The debt maturity table does not include any premium or discount, of which $16,925 and $(2,375), net of accumulated amortization, respectively, is outstanding as of March 31, 2011.

(b)     Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1 to the condensed consolidated financial statements.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of March 31, 2011, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $111,008, which are reflected in the year corresponding to the loan maturity date.

As of March 31, 2011, we had $72,957 of mortgages payable that had matured and had not been repaid or refinanced as of March 31, 2011.  During the second quarter of 2010, in order to prompt discussions with the lender, we ceased making the monthly debt service payment on a $29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at March 31, 2011 is included in the $72,957 of total matured debt. The non-payment of this monthly debt service payment amounts to $1,311 annualized and does not result in noncompliance under any of our other mortgages payable and secured credit agreements.  We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement.  No assurance can be provided that negotiations will result in a favorable outcome.  The lender has asserted that certain events have occurred that trigger recourse to us. However, we believe that we have substantive defenses with respect to those claims.

As of March 31, 2011, in addition to the $72,957 that had matured, we had $306,339 of mortgages payable, excluding principal amortization, maturing in the remainder of 2011.  The following table sets forth our progress through the date of this filing in addressing 2011 maturities:

	Matured as of March 31, 2011		Maturing in Remainder of 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$21,715		$28,837

Other repayments	18,761		—

Total addressed subsequent to March 31, 2011	40,476		28,837

Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in 2011	—		166,418

Actively marketing to sell or refinance related properties, or otherwise negotiating with the lender	32,481	(a)	111,084	(b)
	$72,957		$306,339

(a)

We have attempted to negotiate and have made offers to the lender with respect to a $26,865 mortgage loan outstanding at March 31, 2011 to determine an appropriate course of action under the non-recourse loan agreement. No assurance can be provided that these negotiations will result in favorable outcomes for us. The lender has asserted that certain events have occurred that trigger recourse to us; however, we believe that we have substantive defenses with respect to those claims.

(b)

Subsequent to March 31, 2011, an additional mortgage payable with an outstanding principal balance of $27,190 had matured and we ceased making the monthly debt service payment on one non-recourse mortgage payable maturing in the remainder of 2011 with an outstanding principal balance of $4,520.

We believe that the credit markets have opened up considerably compared to the last few years.  As such, we continue to pursue opportunities with the nation’s largest banks, life insurance companies, regional and local banks, and believe we have demonstrated reasonable success in addressing our maturing debt.

Distributions and Equity Transactions

Our distribution of current and accumulated earnings and profits for federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (a return of capital) and thereafter as taxable gain.  The distributions in excess of earnings and profits will have the effect of deferring taxation on the amount of the distribution until the sale of the shareholders’ shares.  The balance of the distribution constitutes ordinary income.  We intend to continue to qualify as a REIT for U.S. federal income tax purposes.  The Internal Revenue Code of 1986, as amended, or the Code, generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes.  Our future distributions will be at the sole discretion of our board of directors.  When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO (defined in the credit agreement as FFO excluding gains or losses from extraordinary items, impairments and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.   Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

As part of the strengthening of our balance sheet over the past few years, we have reduced the rate of our distributions to shareholders as compared to distribution rates from a few years ago.  However, we have steadily increased the quarterly distribution rate and the distribution declared for the first quarter of 2011 represents the sixth consecutive quarterly increase.  The following table sets forth the amount of our distributions declared during the three months ended March 31, 2011 and 2010 compared to cash flows provided by operating activities for each of these periods:

	Three Months Ended March 31,
	2011	2010
Cash flows provided by operating activities	$31,855	$38,615
Distributions declared	28,433	21,109
Excess	$3,422	$17,506

Effective November 19, 2008, the board of directors voted to suspend our share repurchase program.  We maintain a distribution reinvestment program (DRP) which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under our DRP are not subject to brokerage commission fees or service charges.  In conjunction with our estimate of the value of a share of our stock for annual statement of value purposes, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Thus, since March 1, 2010, additional shares of our stock purchased under our DRP have been purchased at a price of $6.85 per share.  As of March 31, 2011, we had issued approximately 72,206 shares pursuant to the DRP for an aggregate amount of $685,934.  During the three months ended March 31, 2011, we received $10,431 in investor proceeds through our DRP.

Capital Expenditures and Development Joint Venture Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or renovated) and can be met with funds from operations and working capital.

The following table provides summary information regarding our consolidated and unconsolidated properties under development as of March 31, 2011.  As of March 31, 2011, we did not have any active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed.  If we were to pre-lease all of the remaining estimated GLA, we estimate that the total remaining costs to complete the development of this space would be $55,754, which we expect to fund through construction loans and proceeds of potential sales of our Bellevue Mall and South Billings Center development properties.  As of March 31, 2011, the ABR from the portion of our development properties with respect to which construction has been completed was $5,689.

		Our Ownership	Carrying Value at		Construction Loan Balance at
Location	Description	Percentage	March 31, 2011 (a)		March 31, 2011
Frisco, Texas	Parkway Towne Crossing	75.0%	$25,977		$20,809
Dallas, Texas	Wheatland Towne Crossing	75.0%	14,838		5,730
Henderson, Nevada	Lake Mead Crossing	25.0%	81,167		48,949
Henderson, Nevada	Green Valley Crossing	50.0%	25,053		11,350
Billings, Montana	South Billings Center	44.5%	5,072		—
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		—
Denver, Colorado	Hampton Retail Colorado	95.8%	5,381	(b)	4,031	(c)
			$183,936		$90,869

(a)          Represents the total investment less accumulated depreciation

(b)         Represents the total investment less accumulated depreciation for the two properties under development.  There is an additional $18,231 of carrying value related to four operational properties held by the joint venture.

(c)          The construction loan balance is only the portion related to two properties under development held by the joint venture. There is an additional $16,367 construction loan related to four operational properties held by the joint venture.

Asset Disposition and Operating Joint Venture Activity

During 2010 and the three months ended March 31, 2011, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts.  The following table highlights the results of our asset dispositions, including partial sales, during 2010 and the three months ended March 31, 2011:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2011 Dispositions (through March 31, 2011)	2	271,600	$22,814	$—	$22,493
2010 Partial Sales	8	1,146,200	$159,918	$97,888	$48,616
2010 Dispositions	8	894,500	$104,635	$106,791	$21,024

Statement of Cash Flows Comparison for the Three Months Ended March 31, 2011 and 2010

Cash Flows from Operating Activities

Cash flows provided by operating activities were $31,855 and $38,615 for the three months ended March 31, 2011 and 2010, respectively, which consists primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The $6,760 decrease in operating cash flows is primarily attributable to an accrual of $4,000 related to a litigation matter that was recorded during the three months ended March 31, 2010, which increased operating cash flows for that period, a decrease in NOI of $1,961, a decrease in dividends received of $671 and an increase in leasing fees paid of $705.

Cash Flows from Investing Activities

Cash flows provided by (used in) investing activities were $15,234 and $(14,892), respectively, for the three months ended March 31, 2011 and 2010.  Of these amounts, $5,430 and $22,012, respectively, represent restricted escrow activity.  Those amounts were used to fund restricted escrow accounts, some of which are required under certain new mortgage debt arrangements.  In addition, $6,056 and $2,206, respectively, were used for capital expenditures and tenant improvements and $996 and $615, respectively, were used for existing developments projects.  During the three months ended March 31, 2011 and 2010, we sold certain properties, received condemnation proceeds and received earnout proceeds which resulted in sales proceeds of $28,335 and $10,561, respectively.  In addition, during the three months ended March 31, 2011 and 2010, we received proceeds from sales of marketable securities of none and $911, respectively.

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

Cash Flows from Financing Activities

Cash flows used in financing activities were $80,278 and $19,438, respectively, for three months ended March 31, 2011 and 2010.  We used $61,450 and $20,927, respectively, related to the net activity from proceeds from our secured credit facility, new mortgages secured by our properties, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the three months ended March 31, 2011 and 2010, we also (used)/generated $(656) and $10,886, respectively, through the net borrowing of margin debt.  We paid $16,420 and $9,389, respectively, in distributions, net of distributions reinvested through DRP, to our shareholders for the three months ended March 31, 2011 and 2010.

We have addressed a significant amount of mortgage debt exposure over the past two years and with our focus on leasing activity to increase occupancy and rental income, we believe that we will be able to meet our short-term and long-term cash requirements.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a strategic joint venture (MS Inland) with a large state pension fund.  Under the joint venture agreement we contributed 20% of the equity and our joint venture partner contributed 80% of the equity.  As of March 31, 2011 the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption.

On May 20, 2010, we entered into definitive agreements to form our RioCan joint venture.  As of March 31, 2011, our RioCan joint venture had acquired eight properties from us, all of which were acquired in 2010, for a purchase price of $159,442, and had assumed from us mortgages payable on these properties totaling approximately $97,888.  We had a 20% equity interest in our RioCan joint venture as of March 31, 2011.

In addition, we have entered into the two other unconsolidated joint ventures that are described in Note 10 to the condensed consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures at March 31, 2011, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (1)	20.0%	$98,093	5.57%	3.0 years
MS Inland (2)	20.0%	$177,131	5.29%	3.0 years
Hampton Retail Colorado (3)	95.8%	$20,398	5.40%	3.4 years

(1)          Aggregate principal amount excludes mortgage premium of $1,877 and discount of $54, net of accumulated amortization.

(2)          Aggregate principal amount excludes mortgage premium of $44 and discount of $342, net of accumulated amortization.

(3)          The weighted average interest rate increases to 6.15% on September 1, 2012 and to 6.90% on September 1, 2013.  Aggregate principal amount excludes mortgage premium of $4,166, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of March 31, 2011 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of March 31, 2011, we may pay as much as $1,400 in the future if retail space covered by earnout agreements is leased.

We previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have funded our total commitments of $8,680.  The combined receivable balance at both March 31, 2011 and December 31, 2010 was $8,290, net of allowances of $300.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts.  For the three months ended March 31, 2011, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain new accounting pronouncements that we have recently adopted and that we expect to adopt in 2011.

Subsequent Events

During the period from April 1, 2011 through the date of this filing we:

•                  drew $50,000 on our senior secured revolving line of credit and used the proceeds to repay $46,837 of mortgage debt (net of $3,715 of debt forgiveness) that was secured by five properties, had a weighted average interest rate of 4.99% and had matured or was scheduled to mature in 2011. These five properties were added to the collateral pool, which increased our borrowing availability from $267,000 to $291,000;

•                  closed on one mortgage payable in the amount of $60,000 with a fixed interest rate of 4.54% and a 30-year term (callable in 7 years) on an existing property, of which $55,000 was used to pay down the senior secured revolving line of credit; our borrowing availability decreased to $222,000 with the release of this property from the collateral pool;

•                  repaid $36,761 of mortgages payable (net of $3,715 of debt forgiveness) that had matured as of March 31, 2011. This repayment amount includes $18,000 of mortgages payable (net of $3,715 of debt forgiveness) that is included in the $46,837 amount presented above. The stated interest rates of the loans repaid ranged from 4.83% to 5.05%;

•                  had an additional mortgage payable with an outstanding principal balance of $27,190 mature and ceased making the monthly debt service payment on one non-recourse mortgage payable with an outstanding principal balance of $4,520;

•                  closed on the sales of two single-user industrial properties consisting of an aggregate of approximately 1,066,800 square feet, with the combined sales prices totaling $36,000, which resulted in net gains of $701 and net proceeds of $34,619, and

•                  filed the first amendment to our registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of our common stock.

•                  closed on the dissolution of a partnership with a partner in three development joint ventures resulting in us maintaining a 100% ownership interest in Parkway Towne Crossing, a 100% ownership interest in three fully occupied outlots at Wheatland Towne Crossing, and a 50% ownership interest in Lake Mead Crossing.  This transaction also resulted in a net loss of $8,542 on the 75% interest that was transferred to our partner on the remainder of Wheatland Towne Crossing (less the three outlots), which included the release of the $5,730 construction loan, $2,865 of which was guaranteed by us as of March 31, 2011.  Concurrently, we also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in the joint venture, increasing our total ownership interest in the property to 86.7%.

On April 12, 2011, our board of directors granted an aggregate of 34 common shares to our executive officers under the Equity Compensation Plan in connection with the executive bonus program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to market and credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

The combined carrying amount of our mortgages payable, notes payable, secured credit facility and co-venture obligation is approximately $159,283 lower than the fair value as of March 31, 2011.

We had $473,404 of variable-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 4.19% at March 31, 2011.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1%, based on debt outstanding as of March 31, 2011, interest expense would increase by approximately $4,734 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

As of March 31, 2011, our investment in marketable securities totaled $36,793, which included $24,669 of accumulated unrealized gain.  In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $18,397 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $6,272.  For the three months ended March 31, 2011, our cash flows from operating activities included $671 that we received as distributions on our marketable securities.  We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future.  Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

Based on management’s evaluation as of March 31, 2011, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1A.  Risk Factors

There have been no material changes to our risk factors during the three months ended March 31, 2011 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits

Exhibit No.	Description

10.1

Amended and Restated Credit Agreement dated as of February 4, 2011 among Inland Western Retail Real Estate Trust, Inc. as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and JPMorgan Chase Bank, N.A. as Syndication Agent and JPMorgan Securities LLC as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and RBC Capital Markets as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 23, 2011).

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	May 10, 2011

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	May 10, 2011