Form 10-Q
period 2011-06-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2011-08-08
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 3, 2011, there were 482,161,137 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Balance Sheets

June 30, 2011 and December 31, 2010

(Unaudited)

 (in thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
Assets
Investment properties:
Land	$1,363,782	$1,375,155
Building and other improvements	5,173,301	5,258,992
Developments in progress	72,920	87,095
	6,610,003	6,721,242
Less accumulated depreciation	(1,108,155)	(1,034,769)
Net investment properties	5,501,848	5,686,473
Cash and cash equivalents	119,934	130,213
Investment in marketable securities	36,268	34,230
Investment in unconsolidated joint ventures	31,725	33,465
Accounts and notes receivable (net of allowances of $9,592 and $9,138, respectively)	101,049	112,915
Acquired lease intangibles, net	203,787	230,046
Other assets, net	169,317	159,494
Total assets	$6,163,928	$6,386,836
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,210,496	$3,602,890
Secured credit facility	435,000	154,347
Accounts payable and accrued expenses	72,226	84,570
Distributions payable	30,031	26,851
Acquired below market lease intangibles, net	88,208	92,099
Other financings	8,477	8,477
Co-venture obligation	51,847	51,264
Other liabilities	66,982	69,746
Total liabilities	3,963,267	4,090,244
Redeemable noncontrolling interests	525	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 640,000 shares authorized, 480,496 and 477,345 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	480	477
Additional paid-in capital	4,404,682	4,383,281
Accumulated distributions in excess of earnings	(2,231,834)	(2,111,138)
Accumulated other comprehensive income	25,513	22,282
Total shareholders’ equity	2,198,841	2,294,902
Noncontrolling interests	1,295	1,163
Total equity	2,200,136	2,296,065
Total liabilities and equity	$6,163,928	$6,386,836

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$122,686	$127,738	$245,934	$254,977
Tenant recovery income	24,843	28,555	53,117	60,364
Other property income	2,789	3,600	5,614	7,583
Insurance captive income	—	693	—	1,406
Total revenues	150,318	160,586	304,665	324,330
Expenses:
Property operating expenses	24,329	25,716	53,080	54,945
Real estate taxes	20,292	22,216	39,367	44,995
Depreciation and amortization	59,555	61,088	119,314	122,251
Provision for impairment of investment properties	—	7,857	30,373	7,857
Loss on lease terminations	3,357	1,422	6,695	4,404
Insurance captive expenses	—	898	—	2,123
General and administrative expenses	5,077	4,417	11,405	9,243
Total expenses	112,610	123,614	260,234	245,818
Operating income	37,708	36,972	44,431	78,512
Dividend income	522	681	1,198	2,364
Interest income	170	173	350	360
Gain on extinguishment of debt	3,715	—	14,438	—
Equity in (loss) income of unconsolidated joint ventures	(1,981)	724	(4,159)	734
Interest expense	(55,702)	(66,988)	(117,312)	(130,602)
Co-venture obligation expense	(1,792)	(1,792)	(3,584)	(3,584)
Recognized gain on marketable securities, net	277	—	277	771
Other income (expense)	171	(163)	753	(5,254)
Loss from continuing operations	(16,912)	(30,393)	(63,608)	(56,699)
Discontinued operations:
Operating income (loss)	92	(9,719)	652	(11,928)
Gain on sales of investment properties	702	2,005	4,161	2,057
Income (loss) from discontinued operations	794	(7,714)	4,813	(9,871)
Gain on sales of investment properties	2,402	—	5,062	—
Net loss	(13,716)	(38,107)	(53,733)	(66,570)
Net income attributable to noncontrolling interests	(8)	(242)	(16)	(335)
Net loss attributable to Company shareholders	$(13,724)	$(38,349)	$(53,749)	$(66,905)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.03)	$(0.06)	$(0.12)	$(0.12)
Discontinued operations	—	(0.02)	0.01	(0.02)
Net loss per common share attributable to Company shareholders	$(0.03)	$(0.08)	$(0.11)	$(0.14)
Net loss	$(13,716)	$(38,107)	$(53,733)	$(66,570)
Other comprehensive loss:
Net unrealized gain on derivative instruments	74	616	1,111	803
Net unrealized (loss) gain on marketable securities	(166)	(3,631)	2,397	6,377
Reversal of unrealized gain to recognized gain on marketable securities, net	(277)	—	(277)	(771)
Comprehensive loss	(14,085)	(41,122)	(50,502)	(60,161)
Comprehensive income attributable to noncontrolling interests	(8)	(242)	(16)	(335)
Comprehensive loss attributable to Company shareholders	$(14,093)	$(41,364)	$(50,518)	$(60,496)
Weighted average number of common shares outstanding - basic and diluted	480,285	483,590	479,503	482,996

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Equity

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income (Loss)	Equity	Interests	Equity
Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $16 attributable to redeemable noncontrolling interests)	—	—	—	(66,905)	—	(66,905)	319	(66,586)
Net unrealized gain on derivative instruments	—	—	—	—	803	803	—	803
Net unrealized gain on marketable securities	—	—	—	—	6,377	6,377	—	6,377
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(771)	(771)	—	(771)
Contributions from noncontrolling interests	—	—	—	—	—	—	84	84
Distributions declared ($0.09 per weighted average number of common shares outstanding)	—	—	—	(43,480)	—	(43,480)	—	(43,480)
Distribution reinvestment program (DRP)	1,955	2	14,605	—	—	14,607	—	14,607
Stock based compensation expense	—	—	22	—	—	22	—	22
Balance at June 30, 2010	483,698	$484	$4,365,111	$(2,031,101)	$17,709	$2,352,203	$4,572	$2,356,775

Balance at January 1, 2011	477,345	$477	$4,383,281	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $16 attributable to redeemable noncontrolling interests)	—	—	—	(53,749)	—	(53,749)	—	(53,749)
Distribution upon dissolution of partnership	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Net unrealized gain on derivative instruments	—	—	—	—	1,111	1,111	—	1,111
Net unrealized gain on marketable securities	—	—	—	—	2,397	2,397	—	2,397
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(277)	(277)	—	(277)
Contributions from noncontrolling interests	—	—	—	—		—	133	133
Distributions declared ($0.12 per weighted average number of common shares outstanding)	—	—	—	(58,464)	—	(58,464)	—	(58,464)
DRP	3,117	3	21,344	—	—	21,347	—	21,347
Issuance of restricted common stock	34	—	—	—	—	—	—	—
Amortization of equity awards	—	—	25	—	—	25	—	25
Stock based compensation expense	—	—	32	—	—	32	—	32
Balance at June 30, 2011	480,496	$480	$4,404,682	$(2,231,834)	$25,513	$2,198,841	$1,295	$2,200,136

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(53,733)	$(66,570)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	119,960	124,323
Provision for impairment of investment properties	30,373	16,484
Gain on sales of investment properties	(9,223)	(2,057)
Gain on extinguishment of debt	(14,438)	—
Loss on lease terminations	6,695	4,404
Non-cash co-venture obligation expense	583	542
Amortization of loan fees	6,937	7,024
Amortization of acquired above and below market lease intangibles	(805)	(1,044)
Amortization of mortgage debt premium	(5,909)	(400)
Amortization of discount on debt assumed	254	254
Amortization of lease inducements	48	30
Straight-line rental income	(585)	(5,326)
Straight-line ground rent expense	1,904	2,125
Stock based compensation expense	32	22
Amortization of equity awards	25	—
Equity in loss (income) of unconsolidated joint ventures	4,159	(734)
Distributions on investments in unconsolidated joint ventures	961	2,460
Recognized gain on sale of marketable securities	(277)	(771)
Provision for bad debt	1,987	3,934
Payment of leasing fees	(3,596)	(2,360)
Payments associated with dissolution of partnership	(24)	—
Costs associated with refinancings	337	1,050
Changes in assets and liabilities:
Accounts receivable, net	10,018	12,188
Other assets	4,324	9,570
Accounts payable and accrued expenses	(9,763)	(2,348)
Other liabilities	(5,233)	(8,789)
Net cash provided by operating activities	85,011	94,011

Cash flows from investing activities:
Proceeds from sale of marketable securities	359	911
Changes in restricted escrows	(8,990)	(31,019)
Purchase of investment properties	—	(651)
Capital expenditures and tenant improvements	(14,599)	(10,642)
Proceeds from sales of investment properties	65,446	78,851
Investment in developments in progress	(1,658)	(1,931)
Investment in unconsolidated joint ventures	(5,764)	(1,464)
Distributions of investments in unconsolidated joint ventures	2,384	—
Payments received under master lease agreements	129	392
Proceeds of notes receivable	20	20
Net cash provided by investing activities	$37,327	$34,467
		(continued)

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

 (in thousands, except per share amounts)

	Six Months Ended June 30,
	2011	2010
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$—	$22,860
Payoff of margin debt related to marketable securities	(1,518)	(3,321)
Proceeds from mortgages and notes payable	70,424	553,175
Principal payments on mortgages and notes payable	(20,288)	(13,345)
Repayments of mortgages and notes payable	(415,190)	(690,137)
Proceeds from secured credit facility	404,764	60,000
Payoff of secured credit facility	(124,111)	(33,758)
Funds released from escrow restrictions, net	(166)	—
Payment of rate lock deposits	—	(12,290)
Refund of rate lock deposits	—	8,021
Payment of loan fees and deposits	(10,291)	(8,852)
Payment of offering costs	(2,421)	—
Distributions paid, net of DRP	(33,937)	(22,158)
Distributions to redeemable noncontrolling interests	(16)	(16)
Contributions from noncontrolling interests	133	84
Repayment of other financings	—	(3,410)
Net cash used in financing activities	(132,617)	(143,147)
Net decrease in cash and cash equivalents	(10,279)	(14,669)
Cash and cash equivalents, at beginning of period	130,213	125,904
Cash and cash equivalents, at end of period	$119,934	$111,235
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$112,125	$119,511
Distributions payable	$30,031	$22,371
Distributions reinvested	$21,347	$14,607
Accrued capital expenditures and tenant improvements	$2,118	$—
Developments payable	$232	$284
Forgiveness of mortgage debt	$14,438	$19,561
Proceeds from sales of investment properties:
Land	$6,699	$20,711
Building and other improvements, net of accumulated depreciation	43,652	53,095
Accounts and notes receivable	427	474
Acquired lease intangibles and other assets	3,653	3,073
Forgiveness of mortgage debt	—	(486)
Acquired below market lease intangibles and other liabilities	(713)	(73)
Deferred gains	2,505	—
Gain on sales of investment properties	9,223	2,057
	$65,446	$78,851
Payments associated with dissolution of partnership:
Construction in progress	$14,235	$—
Loan fees and other assets	21	—
Repayment of construction loan by partner at closing	(5,730)	—
Other liabilities	(64)	—
Redeemable noncontrolling interests	(2)	—
Distribution upon dissolution of partnership	(8,484)	—
	$(24)	$—
		(concluded)

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  Readers of this Quarterly Report should refer to the audited financial statements of Inland Western Retail Real Estate Trust, Inc. for the fiscal year ended December 31, 2010, which are included in the Company’s 2010 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report.  In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.

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

The Company, through two public offerings from 2003 through 2005 and a merger consummated in 2007, issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds, including merger consideration, of $4,595,193.  In addition, as of June 30, 2011, the Company had issued 73,800 shares through its distribution reinvestment program (DRP) at prices ranging from $6.85 to $10.00 per share for gross proceeds of $696,850 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During the year ended December 31, 2010, one share was issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13.  In addition, in December 2010, 9,000 shares of common stock were transferred back to the Company from shares of common stock issued to the owners of certain entities that were acquired by the Company in its internalization transaction in conjunction with a litigation settlement.  On April 12, 2011, the Company’s board of directors granted an aggregate of 34 common shares to its executive officers under the Equity Compensation Plan in connection with the executive bonus program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.  As of June 30, 2011, amortization of these equity awards totaled $25.  As a result, the Company had total shares outstanding of 480,496 and had realized total net offering proceeds of $4,859,594 as of June 30, 2011.

The Company has elected to be taxed as a real estate investment trust under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ended December 31, 2003. The Company believes it qualifies for taxation as a real estate investment trust (REIT) and, as such, the Company generally will not be subject to federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate tax rates.  Certain aspects of the operation of the Company’s DRP prior to May 2006 may have violated the prohibition against preferential dividends.  To address those issues, on June 17, 2011, the Company entered into a closing agreement with the Internal Revenue Service, or IRS, whereby the IRS agreed the terms and administration of the Company’s DRP did not result in the Company’s dividends paid during taxable years 2004 through 2006 being treated as preferential.

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

The Company’s property ownership as of June 30, 2011 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	227	56	20
Development properties (c)	1	2	2

(a)	The Company has ownership interests ranging from 49% to 87% in four LLCs or LPs
(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs
(c)	During the three months ended June 30, 2011, three properties previously considered development were transitioned to operating

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets, as defined by the Financial Accounting Standards Board (FASB)). The Company also consolidates entities that are not VIEs in which it has financial and operating control in accordance with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net (loss) income in the accompanying condensed consolidated statements of operations and other comprehensive loss.

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

On the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity.  Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity.

On April 29, 2011, the Company dissolved a partnership with a partner in three of its development joint ventures resulting in increases to the Company’s ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots) was conveyed to the Company’s partner who simultaneously repaid the related $5,730 construction loan.  Concurrently with this

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

transaction, the Company also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing the Company’s total ownership interest in the property to 86.7%.  The Company accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the accompanying condensed consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”

Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2011 and 2010:

	2011	2010
Balance at January 1,	$527	$527
Redeemable noncontrolling interest income	16	16
Distributions	(16)	(16)
Dissolution of partnership	(2)	—
Balance at June 30,	$525	$527

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  It has been determined that the Captive is a VIE and, as the Company received the most benefit of all members through November 30, 2010, the Company was deemed to be the primary beneficiary.  Therefore, the Captive was consolidated by the Company through November 30, 2010.  Prior to November 30, 2010, the other members’ interests are reflected as “Noncontrolling interests” in the accompanying condensed consolidated financial statements.  Effective November 30, 2010, it was determined that the Company no longer received the most benefit, nor had the highest risk of loss and, therefore, was no longer the primary beneficiary.  As a result, the Captive was deconsolidated and recorded under the equity method of accounting.  As of June 30, 2011, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying condensed consolidated balance sheets.  The Company’s share of net income of the Captive for the three and six months ended June 30, 2011 is reflected in “Equity in (loss) income of unconsolidated joint ventures” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

(2)          Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2011.  Refer to the Company’s 2010 Form 10-K for a summary of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on the Company’s financial statements.

Effective January 1, 2011, public companies that enter into a business combination are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, supplemental pro forma disclosures are expanded.  If the Company enters into a qualifying business combination, it will comply with the disclosure requirements of this guidance.

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The Company does not expect the adoption will have a material effect on its financial statements.

Effective January 1, 2012, public companies will be required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The Company does not expect the adoption will have any effect on its financial statements.

(3)  Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy incorporates the sale of non-core assets that no longer meet the Company’s criteria.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The Company sold four properties during the six months ended June 30, 2011, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Net Sales Proceeds	Gain
April 28, 2011	1,066,800	Single-user industrial	Various (a)	$36,000	$34,619	$702
March 7, 2011	183,200	Single-user retail	Blytheville, Arkansas	12,632	12,438	2,069
March 7, 2011	88,400	Single-user retail	Georgetown, Kentucky	10,182	10,055	1,390
	1,338,400			$58,814	$57,112	$4,161

(a)	The terms of the sale of two properties located in North Liberty, Iowa and El Paso, Texas were negotiated as a single transaction.

In addition to the property sales that qualified for discontinued operations treatment, during the six months ended June 30, 2011, the Company received net proceeds of $8,334 and recorded gains of $5,062 from condemnation awards, earnouts and the sale of a parcel at one of its operating properties.  The aggregate net proceeds from the property sales and these additional transactions totaled $65,446 with aggregate gains of $9,223.

During 2010, the Company sold eight properties, of which five were sold during the six months ended June 30, 2010, which resulted in net sales proceeds of $18,416 and gain on sale of $2,057.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three and six months ended June 30, 2011 and 2010 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income	$198	$1,658	$1,258	$4,494
Tenant recovery income	61	312	280	331
Other property income	—	12	20	27
Total revenues	259	1,982	1,558	4,852

Expenses:
Property operating expenses	25	313	(118)	1,770
Real estate taxes	13	261	201	810
Depreciation and amortization	130	984	646	2,072
Provision for impairment of investment properties	—	8,627	—	8,627
Interest expense	(1)	1,478	177	3,463
Other expense	—	38	—	38
Total expenses	167	11,701	906	16,780
Operating income (loss) from discontinued operations	$92	$(9,719)	$652	$(11,928)

There were no properties classified as held for sale as of June 30, 2011 and December 31, 2010.

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

	For the Three Months Ended		For the Six Months Ended		Unpaid Amount as of
	June 30,		June 30,		June 30,	December 31,
Fee Category	2011	2010	2011	2010	2011	2010
Investment advisor	$70	$61	$141	$130	$23	$22
Loan servicing	46	53	98	119	—	—
Legal	120	90	202	157	155	100
Computer services	385	420	721	703	274	166
Office and facilities management services	109	129	247	254	98	82
Other service agreements	259	148	501	390	8	—
Office rent and reimbursements	242	281	484	464	233	155
Total	$1,231	$1,182	$2,394	$2,217	$791	$525

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

(5)  Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock	Total Available- for-Sale Securities
As of June 30, 2011:
Fair value	$14,227	$22,041	$36,268
Amortized cost basis	$28,997	$38,242	$67,239
Total other-than-temporary impairment recognized	$23,889	$31,308	$55,197
Adjusted cost basis	$5,108	$6,934	$12,042
Net gains in accumulated other comprehensive income (OCI)	$9,119	$15,107	$24,226
As of December 31, 2010:
Fair value	$15,117	$19,113	$34,230
Amortized cost basis	$28,997	$38,592	$67,589
Total other-than-temporary impairment recognized	$23,889	$31,576	$55,465
Adjusted cost basis	$5,108	$7,016	$12,124
Net gains in accumulated OCI	$10,009	$12,097	$22,106

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net unrealized OCI (loss) gain	$(166)	$(3,631)	$2,397	$6,377
Net gain on sales and redemptions of securities	$277	$—	$277	$771

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

(6)  Stock Option Plan and Board of Directors Activity

On October 14, 2008, the Company’s shareholders approved the establishment of the Equity Compensation Plan (Equity Plan), which, subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.  As of June 30, 2011, 34 shares under the Equity Plan had been granted.  On April 12, 2011, these 34 shares were granted, 17 of which will vest after three years and 17 of which will vest after five years.  The Company recorded compensation expense of $15 and $17 during the three and six months ended June 30, 2011, respectively, related to these grants.

The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.

As of June 30, 2011 and December 31, 2010, options to purchase 140 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (1.87%), risk-free interest rate (1.13%), expected life (five years) and expected volatility rate (35%).  Compensation expense of $16 and $11 related to these stock options was recorded during the three months ended June 30, 2011 and 2010, respectively.  Compensation expense of $32 and $22 related to these stock options was recorded during the six months ended June 30, 2011 and 2010, respectively.

On March 8, 2011, the Company’s board of directors increased the number of directors comprising the board of directors from eight to nine and elected Steven P. Grimes, who serves as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company, to the board of directors, effective immediately.

On June 14, 2011, the Company’s board of directors established an estimated per-share value of the Company’s common stock of $6.95, solely to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (FINRA) rules and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (ERISA) reporting requirements, and amended the DRP, effective August 31, 2011, solely to modify the purchase price.  Thus, on or after August 31, 2011, additional shares of common stock purchased under the DRP will be purchased at $6.95 per share.

(7)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the time of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,495 and $27,366, as of June 30, 2011 and December 31, 2010, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included on the accompanying condensed consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” on the accompanying condensed consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” on the accompanying condensed consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $504 and $465 for the three months ended June 30, 2011 and 2010, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,016 and $1,000 for the six months ended June 30, 2011 and 2010, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Ground lease rent expense	$2,533	$2,540	$5,060	$5,196
Office rent expense - related party	$124	$124	$248	$248
Office rent expense - third party	$88	$84	$174	$168

(8)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Fixed rate mortgages payable:
Mortgage loans (a)	$2,965,540	$3,334,784
Premium, net of accumulated amortization	11,625	17,534
Discount, net of accumulated amortization	(2,248)	(2,502)
	2,974,917	3,349,816
Variable rate mortgages payable:
Mortgage loans	7,176	17,389
Construction loans	81,004	86,768
	88,180	104,157
Mortgages payable	3,063,097	3,453,973
Notes payable	138,900	138,900
Margin payable	8,499	10,017
Mortgages and notes payable	$3,210,496	$3,602,890

(a) Includes $67,504 of variable rate debt that was swapped to a fixed rate.

Mortgages Payable

Mortgages payable outstanding as of June 30, 2011 were $3,063,097 and had a weighted average interest rate of 6.04% at June 30, 2011.  Of this amount, $2,974,917 had fixed rates ranging from 4.54% to 8.00% (10.00% for matured mortgages payable) and a weighted average fixed rate of 6.10% at June 30, 2011.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $88,180 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.95% at June 30, 2011.  Properties with a net carrying value of $4,618,471 at June 30, 2011 and related tenant leases are pledged as collateral for the mortgage loans.  Properties with a net carrying value

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

of $132,745 at June 30, 2011 and related tenant leases are pledged as collateral for the construction loans.  As of June 30, 2011, scheduled maturities for the Company’s outstanding mortgage indebtedness had various due dates through June 1, 2041.

During the six months ended June 30, 2011, the Company obtained mortgages payable proceeds of $70,424, made mortgages payable repayments of $415,190 and received forgiveness of debt of $14,438.  The new mortgages payable that the Company entered into during the six months ended June 30, 2011 have interest rates ranging from 4.54% to 5.50% and maturities up to 30 years.  The stated interest rates of the loans repaid during the six months ended June 30, 2011 ranged from 4.44% to 8.00%.  The Company also entered into modifications of two existing loan agreements which extended the maturities of $16,239 of mortgages payable to May 1, 2014.

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

The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2011, the Company had guaranteed $26,190 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 14).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of June 30, 2011, the Company had $63,869 of mortgages payable that had matured and had not been repaid or refinanced.  During the second quarter of 2010, in order to prompt discussions with the lender, the Company ceased making the monthly debt service payment on a $29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at June 30, 2011 is included in the $63,869 of total matured debt.  The non-payment of this monthly debt service amounts to $1,311 annualized and does not result in noncompliance under any of the Company’s other mortgages payable and secured credit agreements.  The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.  In addition, the Company ceased making the monthly debt service payment on a $4,520 non-recourse mortgage loan during the three months ended June 30, 2011.  Negotiations with the lender are ongoing; however, no assurance can be provided that these negotiations will result in a favorable outcome for the Company.  As of June 30, 2011, in addition to the $63,869 that had matured, the Company had $193,587 of mortgages payable, excluding principal amortization, maturing in the remainder of 2011.  The following table sets forth the Company’s progress as of the date of this filing in addressing its 2011 maturities:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	Matured as of June 30, 2011		Maturing in Remainder of 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$—		$25,148
Other repayments	—		3,600
Total addressed subsequent to June 30, 2011	—		28,748
Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in 2011	—		95,789
Actively marketing to sell, refinance or seeking extensions on related properties, or otherwise negotiating with the lender	63,869	(a)	69,050
	$63,869		$193,587

(a)

The Company has attempted to negotiate and has made offers to the lender with respect to a $26,865 mortgage loan outstanding at June 30, 2011 to determine an appropriate course of action under the non-recourse loan agreement. No assurance can be provided that these negotiations will result in a favorable outcome for the Company. The lender has asserted that certain events have occurred that trigger recourse to the Company; however, the Company believes that it has substantive defenses with respect to those claims.

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements.  Management believes the Company was not out of compliance with such provisions as of June 30, 2011.

Notes Payable

The following table summarizes the Company’s notes payable as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900
	$138,900	$138,900

Notes payable outstanding as of June 30, 2011 were $138,900 and had a weighted average interest rate of 12.62% at June 30, 2011.  Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV.  The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company’s equity interest in the entity owning the IW JV investment properties.

During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures on December 16, 2013.

Derivative Instruments and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities.  The Company manages economic risk, including interest rate, liquidity and credit risk primarily by managing the amount, sources and duration of its debt funding and, to a limited extent, the use of derivative instruments.

Specifically, the Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative instruments, described below, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Cash Flow Hedges of Interest Rate Risk

The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense.  To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and six months ended June 30, 2011, the Company recorded hedge ineffectiveness of $8 and $9, respectively, related to an off-market hedging relationship as a result of changing the critical terms of the hedging relationship on one of its hedges in December 2010 and therefore ending that hedging relationship.  As a result, the Company has reclassified all of the previously deferred accumulated other comprehensive income into earnings as of June 30, 2011.  During the three and six months ended June 30, 2010, the Company recorded hedge ineffectiveness of $42 (loss).

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next year, the Company estimates that an additional $1,019 will be reclassified as an increase to interest expense.  During the three and six months ended June 30, 2011 and 2010, the Company accelerated none and $117 (loss), respectively, from other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.

As of June 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$67,504

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	Liability Derivatives
	June 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$3,000	Other Liabilities	$2,967

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive loss for the three and six months ended June 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest rate swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,

2011	$922	$870	Interest Expense	$996	$1,981	Other Expense	$8	$9
2010	$288	$893	Interest Expense	$904	$1,696	Other Expense	$159	$159

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes credit risk by transacting with major creditworthy financial institutions.  As part of the Company’s on-going control procedures, it monitors the credit ratings of counterparties and the exposure to any single entity, which minimizes credit risk concentration.  The Company believes the potential impact of realized losses from counterparty non-performance is immaterial.

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.  The Company was not in default with respect to these agreements at June 30, 2011.

The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.  As of June 30, 2011, the termination value of derivatives in a liability position, which includes accrued interest of $143 but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $3,256.  As of June 30, 2011, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at June 30, 2011, it could have been required to settle its obligations under the agreements at their termination value of $3,256.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of June 30, 2011 and December 31, 2010, the Company had recorded a payable of $8,499 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At June 30, 2011, this rate was equal to 0.54%.  Interest expense on this debt in the amount of $13 and $30 is recognized within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended June 30, 2011 and 2010, respectively.  Interest expense on this debt in the amount of $28 and $44 is recognized within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive loss for the six months ended June 30, 2011 and 2010, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three and six months ended June 30, 2011, the Company did not borrow on its margin account, but paid down $862 and $1,518, respectively.

Debt Maturities

The following table shows the scheduled maturities of the Company’s mortgages payable, notes payable, margin payable and secured credit facility (as described in Note 9) as of June 30, 2011 for the remainder of 2011, the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2011:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$270,563	$399,620	$310,810	$240,057	$468,684	$1,275,806	$2,965,540	$3,142,618
Notes payable	—	—	13,900	—	—	125,000	138,900	159,788
Total fixed rate debt	$270,563	$399,620	$324,710	$240,057	$468,684	$1,400,806	$3,104,440	$3,302,406
Variable rate debt:
Mortgages payable	$62	$88,118	$—	$—	$—	$—	$88,180	$88,180
Secured credit facility	—	—	435,000	—	—	—	435,000	435,000
Margin payable	8,499	—	—	—	—	—	8,499	8,499
Total variable rate debt	8,561	88,118	435,000	—	—	—	531,679	531,679
Total maturing debt	$279,124	$487,738	$759,710	$240,057	$468,684	$1,400,806	$3,636,119	$3,834,085
Weighted average interest rate on debt:
Fixed rate debt	5.67%	5.39%	5.55%	7.12%	5.78%	7.09%
Variable rate debt	0.58%	3.95%	3.78%	—	—	—
Total	5.51%	5.13%	4.53%	7.12%	5.78%	7.09%

(a)	The debt maturity table does not include any premium or discount, of which $11,625 and $(2,248), net of accumulated amortization, respectively, is outstanding as of June 30, 2011.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of June 30, 2011, the Company was making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $97,596, which are reflected in the year corresponding to the loan maturity date.  See the mortgages payable section above for additional information on how the Company is addressing its remaining 2011 mortgages payable maturities.

(9) Secured Credit Facility

On February 4, 2011, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions and currently has a $585,000 senior secured credit facility that matures on February 3, 2013 (with the ability to extend for one year at the Company’s option).  The credit facility consists of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan, with the ability to increase available borrowings up to $500,000 under the revolving line of credit in certain circumstances. As of June 30, 2011, the terms of the agreement stipulate:

•	monthly interest-only payments on the outstanding balance at a rate of LIBOR plus a margin of 2.75% to 4.00%, depending on leverage levels;

•	quarterly unused fees ranging from 0.40% to 0.50% per annum, depending on the undrawn amount;

•

the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants, including a maximum advance rate on the appraised value of the collateral pool of 65% (reduces to 60% after the issuance of the Company’s financial statements for the quarter ending March 31, 2012) and minimum requirements related to the value and number of properties included in the collateral pool; and

•

$20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, debt service coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.  As

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

of June 30, 2011, the Company was not out of compliance with any of the financial covenants under the credit agreement.  As of June 30, 2011, the weighted average interest rate of the revolving line of credit was 3.76% and the interest rate of the term loan was 3.81%.  Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan.  As of June 30, 2011, the total availability under the revolving line of credit was $304,000, of which the Company had borrowed $285,000.  As of December 31, 2010, the outstanding balance on the line of credit was $154,347.

(10)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	June 30,	December 31,	June 30,	December 31,
Joint Venture	Location	Investment	Redemption	2011	2010	2011	2010
MS Inland	Various	04/27/2007	N/A	20.0%	20.0%	$9,414	$9,884
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	95.8%	95.8%	807	4,059
RioCan	Various	09/30/2010	N/A	20.0%	20.0%	14,309	12,292
Oak Property and Casualty	Burlington, VT	10/01/2006	N/A	25.0%	25.0%	7,195	7,230
						$31,725	$33,465

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

Effective April 27, 2007, the Company formed a joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively.  The Company’s share of (losses) profits in MS Inland was $(65) and $384, for the three months ended June 30, 2011 and 2010, respectively.  The Company’s share of (losses) profits in MS Inland was $(191) and $634, for the six months ended June 30, 2011 and 2010, respectively.  The Company received net cash distributions from MS Inland totaling $440 and $2,380, for the six months ended June 30, 2011 and 2010, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $80 and $81 of amortization related to this difference for the three months ended June 30, 2011 and 2010, which is included in “Equity in (loss) income of unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.  The Company recorded $161 and $162 of amortization related to this difference during the six months ended June 30, 2011 and 2010, respectively.

MS Inland may acquire additional assets using leverage, consistent with its existing business plan, of approximately 50% of the original purchase price or current fair value, if higher.  The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $242 and $255 during the three months ended June 30, 2011 and 2010, respectively.  The Company earned fees of $551 and $604 during the six months ended June 30, 2011 and 2010, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton at June 30, 2011 and December 31, 2010, are based upon the Company’s pro-rata share of capital contributions to date.  Based upon the maximum capital contribution obligations outlined in the joint venture agreement, the Company’s ownership percentage could increase to 96.3%.  During the three and six months ended June 30, 2011, Hampton determined that the carrying value of certain of its assets were not recoverable and, accordingly, recorded impairment charges in the amounts of $1,590 and $4,067, respectively, of which the Company’s share is $1,523 and $3,897, respectively.  No impairment charges were recorded during the three and six months ended June 30, 2010.  The joint venture’s estimated fair value relating to this impairment assessment was based on estimated contract prices.  The Company’s share of net (loss) income in Hampton was $(1,306) and $270 for the three months ended June 30, 2011 and 2010, respectively, and is included in “Equity in (loss) income of

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.  The Company’s share of net losses in Hampton was $3,546 and $41 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there were six properties remaining in the Hampton joint venture, all of which are included in Hampton Owned.  The remaining properties have been disposed of primarily through sales and assignment.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada.  The initial RioCan joint venture investment included up to eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the joint venture agreements, RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties.  The joint venture acquired an 80% interest in the properties from the Company in exchange for cash, each of which was accounted for as a partial sale of real estate.  Each property closing occurred individually over time based on timing of lender consent or refinance of the related mortgages payable.  Certain of the properties contain earnout provisions which, if met, would result in additional sales proceeds to the Company.  All eight of the initial investment properties were acquired in 2010.  These transactions do not qualify as discontinued operations in the Company’s condensed consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership in the joint venture.  On May 20, 2011, the RioCan joint venture acquired a 124,941 square foot multi-tenant retail property in Temple, Texas for which the Company contributed $4,313 as its share of the acquisition price net of closing costs.  The Company’s share of net loss in the RioCan joint venture was $295 and $577 for the three and six months ended June 30, 2011, respectively.  The Company paid net cash contributions to the RioCan joint venture totaling $1,622 and $1,711 for the three and six months ended June 30, 2011, respectively.

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

The Company is the general partner of the RioCan joint venture and earns fees for providing property management, asset management and other customary fees for the joint venture.  The Company earned fees of $187 and $414 during the three and six months ended June 30, 2011, respectively.

On December 1, 2010, it was determined that the Company was no longer the primary beneficiary of the Captive, or Oak Property & Casualty.  As a result, the Captive has been reflected as an equity method investment by the Company since December 1, 2010.  Refer to Note 1 for further information.  The Company’s share of net (loss) income in the Captive was $(377) and $27 for the three and six months ended June 30, 2011, respectively.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of June 30, 2011 and December 31, 2010.

(11)  Earnings per Share

In connection with the April 12, 2011 issuance of restricted common stock to certain executive officers, beginning with the June 30, 2011 computations, earnings (loss) per share (EPS) is calculated pursuant to the two-class method which specifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to distributions are considered participating securities and should be included in the computation of EPS.

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding.  The Company’s participating securities consist of its unvested share-based payment awards that contain nonforfeitable rights to distributions.  As of June 30, 2011, no distributions had been paid on the unvested shares.  Diluted EPS includes the components of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period using the two-class method.

Shares of the Company’s common stock related to the restricted common stock issuance are not included in the denominator of basic EPS until contingencies are resolved and the shares are released. Shares of the Company’s common stock are not included in diluted EPS unless the contingency has been met assuming that the contingency period ended on the date of the condensed consolidated balance sheet.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended June 30,			Six Months Ended June 30,
	2011		2010	2011		2010
Numerator:
Net loss from continuing operations	$(16,912)		$(30,393)	$(63,608)		$(56,699)
Gain on sales of investment properties	2,402		—	5,062		—
Income from continuing operations attributable to noncontrolling interests	(8)		(242)	(16)		(335)
Loss from continuing operations attributable to Company shareholders	(14,518)		(30,635)	(58,562)		(57,034)
Income (loss) from discontinued operations	794		(7,714)	4,813		(9,871)
Net loss attributable to Company shareholders	$(13,724)		$(38,349)	$(53,749)		$(66,905)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	480,285	(a)	483,590	479,503	(a)	482,996
Effect of dilutive securities:
Stock options	—	(b)	— (b)	—	(b)	— (b)
Equity awards	—	(c)	—	—	(c)	—
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	480,285		483,590	479,503		482,996

(a)

Excluded from these weighted average amounts are 34 shares of restricted common stock, which equate to 30 and 15 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2011.

(b)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 139 and 105 shares as of June 30, 2011 and 2010, respectively, at the weighted average exercise price of $8.68 and $9.30, respectively. These shares were not included in the computation of diluted earnings per share because a loss was reported for the respective periods.

(c)

Potential common shares issuable from the vesting of restricted share awards are anti-dilutive in periods in which a loss was reported and therefore excluded from the computation of diluted earnings per share as the Company had a loss from continuing operations for the three and six months ended June 30, 2011.

(12)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants.  The Company performed cash flow analyses and determined that the carrying value of one of these properties exceeded the respective undiscounted cash flows based upon the estimated holding period for the asset.  Therefore, the Company has recorded an impairment charge related to this property consisting of the excess carrying value of the asset over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive loss.

During the six months ended June 30, 2011, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Winston-Salem, North Carolina	Single-user office property	March 31, 2011	501,000	$30,373
	Estimated fair value of impaired property			$16,714

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

During the six months ended June 30, 2010, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Sugarland, Texas (a)	Multi-tenant retail property	June 30, 2010	61,000	$1,576
University Heights, Ohio	Multi-tenant retail property	June 30, 2010	287,000	6,281
				7,857
Discontinued Operations:
Richmond, Virginia	Single-user retail property	June 30, 2010	383,000	7,806
Hinsdale, Illinois	Single-user retail property	May 28, 2010	49,000	821
				8,627
			Total	$16,484

	Estimated fair value of impaired properties			$41,526

(a)	This property was subsequently acquired by the RioCan joint venture. The impairment was based upon the estimated net realizable value inclusive of the projected fair value of earnout proceeds.

The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

(13)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at June 30, 2011 and December 31, 2010.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$36,268	$36,268	$34,230	$34,230
Notes receivable	$8,270	$8,327	$8,290	$8,245
Financial liabilities:
Mortgages and notes payable	$3,210,496	$3,399,085	$3,602,890	$3,628,042
Secured credit facility	$435,000	$435,000	$154,347	$154,347
Other financings	$8,477	$8,477	$8,477	$8,477
Co-venture obligation	$51,847	$55,000	$51,264	$55,000
Derivative liability	$3,000	$3,000	$2,967	$2,967

The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for notes receivable and derivative liability, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of June 30, 2011 and December 31, 2010 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

•                  Mortgages and notes payable: The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders.  The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio.

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

•                  Co-venture obligation: The Company estimates the fair value of its co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value as of June 30, 2011 of the co-venture obligation includes $1,847 of cumulative co-venture obligation expense accretion related to the estimated additional distribution.

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

Fair Value Hierarchy

GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs).  The fair value hierarchy is summarized as follows:

•                  Level 1 Inputs — Unadjusted quoted market prices for identical assets and liabilities in an active market which the Company has the ability to access.

•                  Level 2 Inputs — Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall as of June 30, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
June 30, 2011
Investment in marketable securities	$36,268	—	—	$36,268
Derivative liability	$—	3,000	—	$3,000

December 31, 2010
Investment in marketable securities	$34,230	—	—	$34,230
Derivative liability	$—	2,967	—	$2,967

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the six months ended June 30, 2011.

During the six months ended June 30, 2011, the Company recorded asset impairment charges of $30,373 related to one of its consolidated operating properties with an estimated fair value of $16,714.  There were no asset impairment charges recorded during the three months ended June 30, 2011.  During the three and six months ended June 30, 2010, the Company recorded asset impairment charges of $16,484 related to two of its consolidated operating properties and two properties that have been sold with a combined estimated value of  $41,526.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the purchase price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company had determined that its valuation of its consolidated operating property was classified within Level 3 of the fair value hierarchy.  As the estimated fair value of the Company’s unconsolidated properties was based on estimated contract prices, the Company had determined that its valuation was classified within Level 2 of the fair value hierarchy.

(14)  Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of June 30, 2011, the Company could pay as much as $1,400 in the future pursuant to earnout agreements.

The Company previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining agreements, the Company has funded its total commitments of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance at June 30, 2011 and December 31, 2010 was $8,270, and $8,290, respectively, net of allowances of $300.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of June 30, 2011, the Company has guaranteed $435,000 and $26,190 of its outstanding secured credit facility and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of June 30, 2011, the Company also guaranteed $25,939 which represents a portion of the construction debt associated with certain of its wholly-owned and consolidated joint venture properties.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Property	Construction Loan Balance at June 30, 2011	Percentage/Amount Guaranteed by the Company	Guarantee Amount

Frisco, Texas	Parkway Towne Crossing	$20,705	35%	$7,247
Henderson, Nevada	Lake Mead Crossing	48,949	15%	7,342
Henderson, Nevada	Green Valley Crossing	11,350	$11,350	11,350
		$81,004		$25,939

(15)  Subsequent Events

During the period from July 1, 2011 through the date of this filing, the Company:

•                  drew $30,000, net of repayments, on its senior secured revolving line of credit and used the proceeds to repay $25,148 of mortgage debt that was secured by one property, had an interest rate of 4.68% and was maturing in 2011. This property and four others were added to the collateral pool, which increased the Company’s borrowing availability by $42,575;

•                  purchased two additional phases of existing properties consisting of an aggregate of 120,069 square feet for a combined purchase price of $16,900;

•                  closed on the sale of a single-user retail property consisting of 110,174 square feet, with a sales price of $3,250, which resulted in a net gain of $1,655, net cash outflow of $58 and repayment of debt of $3,250; and

•                  filed the second amendment to the registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of the Company’s common stock.

On July 1, 2011, the RioCan joint venture acquired a 107,626 square foot shopping center in Houston, Texas for which the Company contributed $2,258 as its share of the acquisition price net of closing costs.

On July 18, 2011, Borders Group, Inc. (Borders) announced that it was seeking approval for the liquidation of its remaining store assets. On July 21, 2011, Borders’ liquidation plan was approved.  As a result, the stores at the five remaining locations where Borders leases space from the Company will likely be closed in the next several months.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases.  You can also identify forward-looking statements by discussions of strategies, plans or intentions.  Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

•                  the nature of our competition;

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

The following discussion and analysis compares the three months ended June 30, 2011 to the three months ended June 30, 2010 and the six months ended June 30, 2011 to the six months ended June 30, 2010, and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers and single-user retail properties.  We are one of the largest owners and operators of shopping centers in the United States.  As of June 30, 2011, our retail operating portfolio consisted of 267 properties with approximately 35,498,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and includes power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties.  Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares.  Our retail properties have a weighted average age, based on annualized base rent (ABR), of only approximately 10.1 years since the initial construction or most recent major renovation.  As of June 30, 2011, our retail operating portfolio was 88.7% leased, including leases signed but not commenced.  In addition to our retail operating portfolio, as of June 30, 2011, we also held interests in 16 other operating properties, including 12 office properties and four industrial properties, 20 retail operating properties held by three unconsolidated joint ventures and five retail properties under development.  The following summarizes our consolidated operating portfolio as of June 30, 2011:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	211	28,956	85.5%	88.3%
Joint venture	56	6,542	89.8%	90.7%
Total retail	267	35,498	86.3%	88.7%

Office/Industrial
Wholly-owned	16	5,658	97.9%	97.9%
Total Consolidated Operating Portfolio	283	41,156	87.9%	90.0%

(a)  Includes leases signed but not commenced.

Our shopping centers are primarily anchored or shadow anchored by strong national and regional grocers, discount retailers and other retailers that provide basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  As of June 30, 2011, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing.  Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,600 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

We are encouraged by the leasing activity we have achieved during the six months ended June 30, 2011.  During the three and six months ended June 30, 2011, we signed 110 and 240 new and renewal leases, respectively, for a total of approximately 933,000 and 2,004,000 square feet, respectively.  As we continue to sign new leases, rental rates have generally been below the previous rates and we have continued to see increased demands for rent abatement and capital investment, in the form of tenant improvements and leasing commissions, required from us.  However, as retail sales and the overall economy continue to improve, such rental spreads appear to be stabilizing.

On February 16, 2011, Borders Group, Inc. (Borders), which, as of December 31, 2010, leased from us approximately 220,000 square feet at 10 locations, filed for bankruptcy.  On July 18, 2011, Borders announced that it was seeking approval for the liquidation of its remaining store assets, which was approved on July 21, 2011.  During the three months ended June 30, 2011, Borders closed stores at five locations where it leased space from us, which leases represented 115,000 square feet.  As of June 30, 2011, Borders had remaining leases with us for approximately 105,000 square feet and approximately $1,500 of annualized base rent at five locations.  The stores at the five remaining locations will likely be closed in the next several months.

Company Highlights — Six Months Ended June 30, 2011

Asset Dispositions and Debt Transactions

During the six months ended June 30, 2011, we continued to focus on strengthening our balance sheet by deleveraging through asset dispositions and debt refinancing transactions.  Specifically, we:

•	sold four operating properties aggregating 1,338,400 square feet for a combined sales price of $58,814, resulting in net proceeds of $57,112, and

•

borrowed $150,000 on our secured term loan and an additional $130,653 on our senior secured revolving line of credit, obtained mortgages payable proceeds of $70,424, made mortgages payable repayments of $415,190 and received forgiveness of debt of $14,438.

We plan to continue to pursue opportunistic dispositions of non-retail properties and free standing, triple-net retail properties to maintain the focus of our portfolio on well located, high quality shopping centers.

Joint Ventures

During the three months ended June 30, 2011, we dissolved a partnership with a partner in three of our development joint ventures resulting in increases to our ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots) was conveyed to our partner and our partner simultaneously repaid the related $5,730 construction loan.  Concurrently with this transaction, we also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing our total ownership interest in the property to 86.7%.  We accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the condensed consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”

On May 20, 2011, the RioCan joint venture acquired a 124,941 square foot multi-tenant retail property in Temple, Texas for which we contributed $4,313 as our share of the acquisition price net of closing costs.

Distributions

We declared quarterly distributions totaling $0.12 per share during the six months ended June 30, 2011.  We have increased the quarterly distribution rate for seven consecutive quarters.

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

Comparison of the three months ended June 30, 2011 and 2010

The table below presents operating information for our same store portfolio consisting of 280 operating properties acquired or placed in service prior to April 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended June 30, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, and the properties that were partially sold to our RioCan joint venture during 2010, none of which qualified for discontinued operations accounting treatment.

	Three Months Ended June 30,
	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (280 properties):
Rental income	$121,012	$119,330	$1,682	1.4
Tenant recovery income	25,095	27,507	(2,412)	(8.8)
Other property income	2,787	3,532	(745)	(21.1)
Other investment properties:
Rental income	1,410	4,608	(3,198)	(69.4)
Tenant recovery income	(252)	1,048	(1,300)	(124.0)
Other property income	2	68	(66)	(97.1)
Expenses:
Same store investment properties (280 properties):
Property operating expenses	(23,075)	(22,715)	(360)	(1.6)
Real estate taxes	(19,940)	(21,589)	1,649	7.6
Other investment properties:
Property operating expenses	(276)	(1,094)	818	74.8
Real estate taxes	(352)	(627)	275	43.9
Property net operating income:
Same store investment properties	105,879	106,065	(186)	(0.2)
Other investment properties	532	4,003	(3,471)	(86.7)
Total net operating income	106,411	110,068	(3,657)	(3.3)
Other income (expense):
Straight-line rental income	(151)	3,331	(3,482)
Amortization of acquired above and below market lease intangibles	430	484	(54)
Amortization of lease inducements	(15)	(15)	—
Straight-line ground rent expense	(948)	(996)	48
Straight-line bad debt expense	(30)	(911)	881
Insurance captive income	—	693	(693)
Depreciation and amortization	(59,555)	(61,088)	1,533
Provision for impairment of investment properties	—	(7,857)	7,857
Loss on lease terminations	(3,357)	(1,422)	(1,935)
Insurance captive expenses	—	(898)	898
General and administrative expenses	(5,077)	(4,417)	(660)
Dividend income	522	681	(159)
Interest income	170	173	(3)
Gain on extinguishment of debt	3,715	—	3,715
Equity in (loss) income of unconsolidated joint ventures	(1,981)	724	(2,705)
Interest expense	(55,702)	(66,988)	11,286
Co-venture obligation expense	(1,792)	(1,792)	—
Recognized gain on marketable securities, net	277	—	277
Other income (expense)	171	(163)	334
Loss from continuing operations	(16,912)	(30,393)	13,481	44.4
Discontinued operations:
Operating income (loss)	92	(9,719)	9,811
Gain on sales of investment properties	702	2,005	(1,303)
Income (loss) from discontinued operations	794	(7,714)	8,508	110.3
Gain on sales of investment properties	2,402	—	2,402
Net loss	(13,716)	(38,107)	24,391	64.0
Net income attributable to noncontrolling interests	(8)	(242)	234	96.7
Net loss attributable to Company shareholders	$(13,724)	$(38,349)	$24,625	64.2

Total net operating income decreased by $3,657, or 3.3%.  Total rental income, tenant recovery and other property income decreased by $6,039, or 3.9%, and total property operating expenses decreased by $2,382, or 5.2%, for the three months ended June 30, 2011, as compared to June 30, 2010.

Rental income.  Rental income increased $1,682, or 1.4%, on a same store basis from $119,330 to $121,012. The same store increase is primarily due to:

•                  an increase of $1,920 composed of $6,613 as a result of new tenant leases replacing former tenants partially offset by $4,693 from early terminations and natural expirations of certain tenant leases, partially offset by

•                  a decrease of $273 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $1,516, or 1.2%, from $123,938 to $122,422, primarily due to a decrease of $3,198 in other investment properties generally consisting of:

•                  a decrease of $3,110 due to the partial sale of eight investment properties to our RioCan joint venture during 2010, partially offset by

•                  an increase of $97 related to development properties placed into service.

Tenant recovery income.  Tenant recovery income decreased $2,412, or 8.8%, on a same store basis from $27,507 to $25,095, primarily due to:

•                  a 7.1% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below, and

•                  a 5.2% decrease in common area maintenance recovery income, primarily due to a reduction in the 2010 tenant recovery income estimates as a result of the common area maintenance reconciliation process completed during the three months ended June 30, 2011.

Overall, tenant recovery income decreased $3,712, or 13.0%, from $28,555 to $24,843, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $1,041 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other property income.  Other property income decreased overall by $811, or 22.5%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses.  Property operating expenses increased $360, or 1.6%, on a same store basis from $22,715 to $23,075.  The same store increase is primarily due to an increase in certain recoverable and non-recoverable property operating expenses of $335 and $149, respectively, partially offset by a decrease in bad debt expense of $124.

Overall, property operating expenses decreased $458, or 1.9%, from $23,809 to $23,351, due to decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense of $521, $94 and $203, respectively, in other investment properties.

Real estate taxes.  Real estate taxes decreased $1,649, or 7.6%, on a same store basis from $21,589 to $19,940.  This decrease is primarily due to:

•                  a net decrease of $1,167 over 2010 real estate tax expense primarily due to decreases in assessed values;

•                  an increase of $378 in real estate tax refunds received during the three months ended June 30, 2011 for prior year tax assessment adjustments; and

•                  a decrease of $183 in prior year estimates adjusted during the three months ended June 30, 2011, based on actual real estate taxes paid.

Overall, real estate taxes decreased $1,924, or 8.7%, from $22,216 to $20,292 primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $688 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other income (expense).  Other income (expense) changed from net expense of $140,461 to net expense of $123,323.  The decrease in net expense of $17,138, or 12.2%, is primarily due to:

•                  an $11,286 decrease in interest expense primarily due to:

•                  a $6,781 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•                  the acceleration of mortgage premium in conjunction with the debt repayment on one property in the amount of $4,750;

•                  a decrease in prepayment penalties and other costs associated with refinancings of $1,757, partially offset by

•                  an increase in interest on our secured credit facility of $2,302 due to increased borrowings used to repay 2011 debt maturities.

•                  a $7,857 decrease in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of none and $7,857 for the three months ended June 30, 2011 and 2010, respectively.  Although 24 of our properties had impairment indicators at June 30, 2011, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 39%.  Accordingly, no additional impairment provisions were warranted for these properties; and

•                  a $3,715 increase in gain on extinguishment of debt due to debt forgiveness related to one property which was added as collateral to the amended and restated senior secured credit facility (see Note 9 to the condensed consolidated financial statements).

Discontinued operations.  Discontinued operations consist of amounts related to four properties and eight properties that were sold during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  We closed on the sale of two single-user retail properties and two single-user industrial properties during the six months ended June 30, 2011 aggregating 1,338,400 square feet, for a combined sales price of $58,814, net sales proceeds totaling $57,112 and total gains of $4,161.  Of these four sales, two occurred during the three months ended June 30, 2011 aggregating 1,066,800 square feet, for a combined sales price of $36,000, net sales proceeds totaling $34,619 and total gains of $702.  We closed on eight properties during the year ended December 31, 2010, seven of which closed after April 1, 2010, aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified for held for sale accounting treatment as of June 30, 2011 or December 31, 2010.

Comparison of the six months ended June 30, 2011 and 2010

The table below presents operating information for our same store portfolio consisting of 280 operating properties acquired or placed in service prior to January 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolios as described were owned for the three months ended June 30, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, and the properties that were partially sold to our RioCan joint venture during 2010, none of which qualified for discontinued operations accounting treatment.

	Six Months Ended June 30,
	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (280 properties):
Rental income	$241,790	$239,504	$2,286	1.0
Tenant recovery income	53,280	58,285	(5,005)	(8.6)
Other property income	5,610	7,435	(1,825)	(24.5)
Other investment properties:
Rental income	2,795	9,237	(6,442)	(69.7)
Tenant recovery income	(163)	2,079	(2,242)	(107.8)
Other property income	4	148	(144)	(97.3)
Expenses:
Same store investment properties (280 properties):
Property operating expenses	(49,509)	(50,332)	823	1.6
Real estate taxes	(38,768)	(43,302)	4,534	10.5
Other investment properties:
Property operating expenses	(813)	(2,124)	1,311	61.7
Real estate taxes	(599)	(1,693)	1,094	64.6
Property net operating income:
Same store investment properties	212,403	211,590	813	0.4
Other investment properties	1,224	7,647	(6,423)	(84.0)
Total net operating income	213,627	219,237	(5,610)	(2.6)
Other income (expense):
Straight-line rental income	574	5,222	(4,648)
Amortization of acquired above and below market lease intangibles	805	1,044	(239)
Amortization of lease inducements	(30)	(30)	—
Straight-line ground rent expense	(1,904)	(2,125)	221
Straight-line bad debt expense	(854)	(364)	(490)
Insurance captive income	—	1,406	(1,406)
Depreciation and amortization	(119,314)	(122,251)	2,937
Provision for impairment of investment properties	(30,373)	(7,857)	(22,516)
Loss on lease terminations	(6,695)	(4,404)	(2,291)
Insurance captive expenses	—	(2,123)	2,123
General and administrative expenses	(11,405)	(9,243)	(2,162)
Dividend income	1,198	2,364	(1,166)
Interest income	350	360	(10)
Gain on extinguishment of debt	14,438	—	14,438
Equity in (loss) income of unconsolidated joint ventures	(4,159)	734	(4,893)
Interest expense	(117,312)	(130,602)	13,290
Co-venture obligation expense	(3,584)	(3,584)	—
Recognized gain on marketable securities, net	277	771	(494)
Other income (expense)	753	(5,254)	6,007
Loss from continuing operations	(63,608)	(56,699)	(6,909)	(12.2)
Discontinued operations:
Operating income (loss)	652	(11,928)	12,580
Gain on sales of investment properties	4,161	2,057	2,104
Income (loss) from discontinued operations	4,813	(9,871)	14,684	148.8
Gain on sales of investment properties	5,062	—	5,062
Net loss	(53,733)	(66,570)	12,837	19.3
Net income attributable to noncontrolling interests	(16)	(335)	319	95.2
Net loss attributable to Company shareholders	$(53,749)	$(66,905)	$13,156	19.7

Total net operating income decreased by $5,610, or 2.6%.  Total rental income, tenant recovery and other property income decreased by $13,372, or 4.2%, and total property operating expenses decreased by $7,762, or 8.0%, for the six months ended June 30, 2011, as compared to June 30, 2010.

Rental income.  Rental income increased $2,286, or 1.0%, on a same store basis from $239,504 to $241,790. The same store increase is primarily due to:

•                  an increase of $3,341 composed of $12,716 as a result of new tenant leases replacing former tenants partially offset by $9,375 from early terminations and natural expirations of certain tenant leases, partially offset by

•                  a decrease of $1,031 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $4,156, or 1.7%, from $248,741 to $244,585 primarily due to a decrease of $6,442 in other investment properties generally consisting of:

•                  a decrease of $6,263 due to the partial sale of eight investment properties to our RioCan joint venture during 2010, partially offset by

•                  an increase of $204 related to development properties placed into service.

Tenant recovery income.  Tenant recovery income decreased $5,005, or 8.6%, on a same store basis from $58,285 to $53,280, primarily due to:

•                  a 7.6% decrease in common area maintenance recovery income, primarily due to reduced recoverable property operating expenses described below and a reduction in the 2010 tenant recovery income estimates as a result of the common area maintenance reconciliation process completed during the six months ended June 30, 2011, and

•                  a 5.3% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below.

Overall, tenant recovery income decreased $7,247, or 12.0%, from $60,364 to $53,117, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $1,856 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other property income.  Other property income decreased overall by $1,969, or 26.0%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses.  Property operating expenses decreased $823, or 1.6%, on a same store basis from $50,332 to $49,509.  The same store decrease is primarily due to:

•                  a decrease in bad debt expense of $1,194;

•                  a decrease in certain recoverable property operating expenses of $126 due to the continued efforts of management to contain costs, partially offset by

•                  an increase in non-recoverable property operating expenses of $497.

Overall, property operating expenses decreased $2,134, or 4.1%, from $52,456 to $50,332, due to the decrease in the same store portfolio described above, in addition to decreases in certain non-recoverable and recoverable property operating expenses and bad debt expense of $233, $949 and $129, respectively, in other investment properties.

Real estate taxes.  Real estate taxes decreased $4,534, or 10.5%, on a same store basis from $43,302 to $38,768.  This decrease is primarily due to:

•                  a net decrease of $2,400 over 2010 real estate tax expense primarily due to decreases in assessed values;

•                  a decrease of $1,991 in prior year estimates adjusted during the six months ended June 30, 2011, based on actual real estate taxes paid; and

•                  an increase of $133 in real estate tax refunds received during the six months ended June 30, 2011 for prior year tax assessment adjustments.

Overall, real estate taxes decreased $5,628, or 12.5%, from $44,995 to $39,367, primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $1,384 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010.

Other income (expense).  Other income (expense) changed from net expense of $275,936 to net expense of $277,235.  The increase in net expense of $1,299, or 0.5%, is primarily due to:

•                  a $22,516 increase in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of $30,373 and $7,857 for the six months ended June 30, 2011 and 2010, respectively.  Although 24 of our properties had impairment indicators at June 30, 2011, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 39%.  Accordingly, no additional impairment provisions were warranted for these properties; and

•                  a $4,893 negative change in equity in (loss) income of unconsolidated joint ventures primarily due to additional impairment charges recorded at our Hampton joint venture, partially offset by

•                  a $14,438 increase in gain on extinguishment of debt due to debt forgiveness related to three properties which were added as collateral to the amended and restated senior secured credit facility (see Note 9 to the condensed consolidated financial statements); and

•                  a $13,290 decrease in interest expense primarily due to:

•                  a $9,624 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•                  the acceleration of mortgage premium in conjunction with the debt repayment on one property in the amount of $4,750;

•                  a decrease in prepayment penalties and other costs associated with refinancings of $1,914, partially offset by

•                  an increase in interest on our secured credit facility of $3,799 due to increased borrowings used to repay 2011 debt maturities.

Discontinued operations.  Discontinued operations consist of amounts related to four properties and eight properties that were sold during the six months ended June 30, 2011 and the year ended December 31, 2010, respectively.  We closed on the sale of two single-user retail properties and two single-user industrial properties during the six months ended June 30, 2011 aggregating 1,338,400 square feet, for a combined sales price of $58,814, net sales proceeds totaling $57,112 and total gains of $4,161.  We closed on eight properties during the year ended December 31, 2010 aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified as held for sale accounting treatment as of June 30, 2011 or December 31, 2010.

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

FFO is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to Company shareholders	$(13,724)	$(38,349)	$(53,749)	$(66,905)
Add:
Depreciation and amortization	64,389	64,390	129,836	131,635
Less:
Gain on sales of investment properties	(3,104)	(1,478)	(9,223)	(1,530)
Noncontrolling interests share of depreciation related to consolidated joint ventures	(2,417)	(2,740)	(5,349)	(5,602)
Funds from operations	$45,144	$21,823	$61,515	$57,598

Depreciation and amortization related to investment properties for purposes of calculating FFO includes loss on lease terminations, which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations for the three months ended June 30, 2011 and 2010 were $3,357 and $1,422, respectively.  Total loss on lease terminations for the six months ended June 30, 2011 and 2010 were $6,695 and $4,404, respectively.

The increase in FFO for the three months ended June 30, 2011 compared to the same period in 2010, including amounts related to discontinued operations, is primarily due to a decrease in impairment on investment properties of $16,484, a decrease in interest expense of $12,765, a decrease in real estate taxes of $2,172 and an increase in gain on extinguishment of debt of $3,715, partially offset by a decrease in revenues of $11,991.

The increase in FFO for the six months ended June 30, 2011 compared to the same period in 2010, including amounts related to discontinued operations, is primarily due to an increase in gain on debt extinguishment of $14,438, a decrease in interest expense of $16,576, a decrease in other expense of $6,045 and a decrease in property operating expenses of $3,753, partially offset by a decrease in revenues of $22,959 and an increase in impairment on investment properties of $13,889.

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The distribution of $0.12 per share, or $58,464, declared for the six months ended June 30, 2011, represented 95.0% of our FFO for the period.  The $0.09 per share, or $43,480, distribution declared for the six months ended June 30, 2010, represented 75.5% of our FFO for the period.

Liquidity and Capital Resources

We anticipate that cash flows from operating activities will provide adequate capital for all scheduled monthly principal and interest payments on outstanding indebtedness, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement for the next 12 months and beyond.

The primary expected uses and sources of our consolidated cash and cash equivalents are as follows:

USES		SOURCES
Short-Term:		Short-Term:
•	Tenant improvement allowances	•	Operating cash flow
•	Improvements made to individual properties	•	Available borrowings under our revolving
	that are not recoverable through common		credit facility
	area maintenance charges to tenants	•	Distribution reinvestment plan
•	Distribution payments	•	Secured loans collateralized by individual
•	Debt repayment requirements, including		properties
	principal, interest and costs to refinance	•	Asset sales
•	Corporate and administrative expenses	•	Cash and cash equivalents

Long-Term:		Long-Term:
•	Acquisitions	•	Secured loans collateralized by individual
•	New development		properties
•	Major redevelopment, renovation or	•	Long-term construction project financing
	expansion programs at individual properties	•	Joint venture equity from institutional partners
•	Debt repayment requirements, including	•	Sales of marketable securities
	both principal and interest	•	Asset sales

One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities.  We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution  rate to shareholders as compared to a few years ago, the suspension of our share repurchase program and total or partial dispositions of assets through sales or contributions to joint ventures.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures to preserve cash.  As of June 30, 2011, we had $766,862 of debt scheduled to mature through the end of 2012.  As of the date of this filing, we had repaid $28,748 of that debt.  For substantially all of the remaining $738,114 of debt, we plan on satisfying our obligations by refinancing this debt using either our senior secured credit facility or other new long-term borrowings.  In certain circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender.  We may not be able to refinance our existing debt when it becomes due or obtain new financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The table below summarizes our consolidated indebtedness, net of premium and discount, at June 30, 2011:

Debt	Aggregate Principal Amount at June 30, 2011	Interest Rate / Weighted Average Interest Rate	Years to Maturity / Weighted Average Years to Maturity
Mortgages payable	$2,488,428	5.82%	6.5 years
IW JV mortgages payable	493,665	7.50%	8.4 years
IW JV senior mezzanine note	85,000	12.24%	8.4 years
IW JV junior mezzanine note	40,000	14.00%	8.4 years
Construction loans	81,004	3.68%	0.8 years
Mezzanine note	13,900	11.00%	2.5 years
Margin payable	8,499	0.54%	0.5 years
Mortgages and notes payable	3,210,496
Secured credit facility	435,000	3.78%	1.6 years
Total consolidated indebtedness	$3,645,496

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of June 30, 2011, including construction loans and IW JV 2009, LLC (IW JV) mortgages payable which are discussed further below, were $3,063,097 and had a weighted average interest rate of 6.04% at June 30, 2011.  Of this amount, $2,974,917 had fixed rates ranging from 4.54% to 8.00% (10.00% for matured mortgages payable) and a weighted average fixed rate of 6.10% at June 30, 2011.  The remaining $88,180 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.95% at June 30, 2011. Properties with a net carrying value of $4,618,471 at June 30, 2011 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $132,745 at June 30, 2011 and related tenant leases are pledged as collateral for the construction loans.  Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties.  As of June 30, 2011, scheduled maturities for our outstanding mortgage indebtedness had various due dates through June 1, 2041.

During the six months ended June 30, 2011, we obtained mortgages payable proceeds of $70,424, made mortgages payable repayments of $415,190 and received debt forgiveness of $14,438.  The new mortgages payable that we entered into during the six months ended June 30, 2011 have interest rates ranging from 4.54% to 5.50% and maturities up to 30 years.  The stated interest rates of the loans repaid during the six months ended June 30, 2011 ranged from 4.44% to 8.00%.  We also entered into modifications of two existing loan agreements which extended the maturities of $16,239 of mortgages payable to May 1, 2014.

IW JV 2009 Mortgages Payable and Mezzanine Notes

On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us and therefore consolidated, will continue to be managed and operated by us.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is chairman of the board of certain affiliates of The Inland Group, Inc.  The independent directors committee reviewed and recommended approval of this transaction to our Board.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures on December 16, 2013.  Additionally, we purchase a portion of our securities through a margin account.  As of June 30, 2011 and December 31, 2010, we had recorded a payable of $8,499 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points, which equated to 0.54% at June 30, 2011.  This debt is due upon demand.  The value of our marketable securities serves as collateral for this debt.  During the six months ended June 30, 2011, we did not borrow on our margin account and paid down $1,518.

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

Upon closing, we borrowed the full amount of the term loan and, as of June 30, 2011, we had a total of $285,000 outstanding under the senior secured line of credit, including $154,347 that had been outstanding under our line of credit prior to the amendment and restatement of our credit agreement and $130,653 of additional borrowings.  We used the secured term loan and the additional borrowings under our senior secured revolving line of credit to, among other things repay $406,665 of mortgage debt, including debt forgiveness of $14,438, which was secured by 32 properties (including one partial property) and had a weighted average interest rate of 5.13%.  As of June 30, 2011, management believes we were not out of compliance with any financial covenants under the credit agreement.

Availability. The aggregate availability under the senior secured revolving line of credit shall at no time exceed the lesser of (x) 65% of the appraised value of the borrowing base properties through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 60% thereafter and (y) the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.50x through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 1.60x thereafter, in each case, less the outstanding balance under the secured term loan.  As of June 30, 2011, the total availability under the revolving line of credit was $304,000, of which we had borrowed $285,000.

Maturity and Interest. The senior secured revolving line of credit and secured term loan mature on February 3, 2013 with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.  The senior secured revolving line of credit and secured term loan bear interest at a rate per annum equal to LIBOR plus a margin of between 2.75% and 4.00% based on our leverage ratio as calculated under the credit agreement.  As of June 30, 2011, the weighted average interest rate under the senior secured revolving line of credit was 3.76% and the interest rate of the secured term loan was 3.81%.

Security. The senior secured revolving line of credit and secured term loan are secured by mortgages on the borrowing base properties and are our direct recourse obligation.

Financial Covenants. The senior secured revolving line of credit and secured term loan include the following financial covenants: (i) maximum leverage ratio not to exceed 67.5%, which ratio will be reduced to 65% beginning on the date of issuance of our financial statements for the quarter ending December 31, 2011 and 60% beginning on the date of issuance of our financial statements for the quarter ending June 30, 2012, (ii) minimum fixed charge coverage ratio of not less than 1.40x, which ratio will be increased to 1.45x beginning on the date of issuance of our financial statements for the quarter ending December 31, 2011 and 1.50x beginning on the date of issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $1,750,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) minimum average economic occupancy rate of greater than 80% excluding pre-stabilization properties under construction, (v) unhedged variable rate debt of not more than 20% of total asset value, (vi) maximum dividend payout ratio of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairments and other non-cash charges) or an amount necessary to maintain REIT status and (vii) secured recourse indebtedness and guarantee obligations excluding the senior secured revolving line of credit and secured term loan may not exceed $100,000.

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

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and the secured credit facility as of June 30, 2011 and for the remainder of 2011, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$270,563	$399,620	$310,810	$240,057	$468,684	$1,275,806	$2,965,540	$3,142,618
Notes payable	—	—	13,900	—	—	125,000	138,900	159,788
Total fixed rate debt	$270,563	$399,620	$324,710	$240,057	$468,684	$1,400,806	$3,104,440	$3,302,406
Variable rate debt:
Mortgages payable	$62	$88,118	$—	$—	$—	$—	$88,180	$88,180
Secured credit facility	—	—	435,000	—	—	—	435,000	435,000
Margin payable	8,499	—	—	—	—	—	8,499	8,499
Total variable rate debt	8,561	88,118	435,000	—	—	—	531,679	531,679
Total maturing debt	$279,124	$487,738	$759,710	$240,057	$468,684	$1,400,806	$3,636,119	$3,834,085
Weighted average interest rate on debt:
Fixed rate debt	5.67%	5.39%	5.55%	7.12%	5.78%	7.09%
Variable rate debt	0.58%	3.95%	3.78%	—	—	—
Total	5.51%	5.13%	4.53%	7.12%	5.78%	7.09%

(a)	The debt maturity table does not include any premium or discount, of which $11,625 and $(2,248), net of accumulated amortization, respectively, is outstanding as of June 30, 2011.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1 to the condensed consolidated financial statements.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of June 30, 2011, we were making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $97,596, which are reflected in the year corresponding to the loan maturity date.

As of June 30, 2011, we had $63,869 of mortgages payable that had matured and had not been repaid or refinanced.  During the second quarter of 2010, in order to prompt discussions with the lender, we ceased making the monthly debt service payment on a $29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at June 30, 2011 is included in the $63,869 of total matured debt. The non-payment of this monthly debt service amounts to $1,311 annualized and does not result in noncompliance under any of our other mortgages payable and secured credit agreements.  We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however no assurance can be provided that negotiations will result in a favorable outcome.  The lender has asserted that certain events have occurred that trigger recourse to us. However, we believe that we have substantive defenses with respect to those claims.  In addition, we ceased making the monthly debt service payment on a $4,520 non-recourse loan during the three months ended June 30, 2011.  Negotiations with the lender are ongoing; however, no assurance can be provided that these negotiations will result in a favorable outcome.  As of June 30, 2011, in addition to the $63,869 that had matured, we had $193,587 of mortgages payable, excluding principal amortization, maturing in the remainder of 2011.  The following table sets forth our progress through the date of this filing in addressing 2011 maturities:

	Matured as of June 30, 2011		Maturing in Remainder of 2011
Repaid or received debt forgiveness and added the underlying property as collateral to the senior secured credit facility	$—		$25,148
Other repayments	—		3,600
Total addressed subsequent to June 30, 2011	—		28,748
Expected to be repaid and the underlying property will be added as collateral to the senior secured credit facility in 2011	—		95,789
Actively marketing to sell, refinance or seeking extensions on related properties, or otherwise negotiating with the lender	63,869	(a)	69,050
	$63,869		$193,587

(a)               We have attempted to negotiate and have made offers to the lender with respect to a $26,865 mortgage loan outstanding at June 30, 2011 to determine an appropriate course of action under the non-recourse loan agreement. No assurance can be provided that these negotiations will result in a favorable outcome for us. The lender has asserted that certain events have occurred that trigger recourse to us; however, we believe that we have substantive defenses with respect to those claims.

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

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes.  Our future distributions will be at the sole discretion of our board of directors.  When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairments and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.   Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

As part of the strengthening of our balance sheet over the last several years, we have reduced the rate of our distributions to shareholders as compared to a few years ago.  However, we have steadily increased the quarterly distribution rate and the distribution declared for the second quarter of 2011 represents the seventh consecutive quarterly increase.  The following table sets forth the amount of our distributions declared during the three and six months ended June 30, 2011 and 2010 compared to cash flows provided by operating activities for each of these periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash flows provided by operating activities	$53,156	$55,396	$85,011	$94,011
Distributions declared	30,031	22,371	58,464	43,480
Excess	$23,125	$33,025	$26,547	$50,531

Effective November 19, 2008, the board of directors voted to suspend our share repurchase program.  We maintain a distribution reinvestment program (DRP) which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under our DRP are not subject to brokerage commission fees or service charges.  In conjunction with our estimate of the value of a share of our stock for annual statement of value purposes, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Since March 1, 2010, additional shares of our stock purchased under our DRP have been purchased at a price of $6.85 per share.  On June 14, 2011, the board of directors established an estimated per-share value of our stock of $6.95 and amended the DRP, effective August 31, 2011, solely to modify the purchase price.  The estimated value was determined by the use of a combination of different indicators and an internal assessment of value utilizing internal financial information under a common means of valuation under the direct capitalization method.  No independent appraisals were obtained.  Specifically, the estimate of the estimated per-share value was made with primary consideration of the valuation of our real estate assets which was determined by our management using methodologies consistent with publicly traded real estate investment trusts in establishing net asset values, and the estimated values of other assets and liabilities determined by our management as of March 31, 2011.  In arriving at this estimated value, the board of directors considered, among other things, the continuing impact of adverse trends in the economy, the real estate industry and the current public equity markets.  On or after August 31, 2011, additional shares of common stock purchased under the DRP will be purchased at $6.95 per share.  As of June 30, 2011, we had issued approximately 73,800 shares pursuant to the DRP for an aggregate amount of $696,850.  During the six months ended June 30, 2011, we received $21,347 in investor proceeds through our DRP.

Capital Expenditures and Development Joint Venture Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or renovated) and can be met with funds from operations and working capital.

The following table provides summary information regarding our consolidated and unconsolidated properties under development as of June 30, 2011.  As of June 30, 2011, we did not have any significant active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed.  If we were to pre-lease all of the remaining estimated GLA, we estimate that the total remaining costs to complete the development of this space would be $16,750, which we expect to fund through construction loans and proceeds of potential sales of our Bellevue Mall and South Billings Center development properties.  As of June 30, 2011, the ABR from the portion of our development properties with respect to which construction has been completed was $994.

		Our Ownership	Carrying Value at		Construction Loan Balance at
Location	Description	Percentage	June 30, 2011 (a)		June 30, 2011
Henderson, Nevada	Green Valley Crossing	50.0%	$25,860		$11,350
Billings, Montana	South Billings Center	49.0%	5,063		—
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		—
Denver, Colorado	Hampton Retail Colorado	95.8%	3,791	(b)	4,031	(c)
			$61,162		$15,381

(a)	Represents the total investment less accumulated depreciation
(b)

Represents the total investment less accumulated depreciation for the two properties under development. There is an additional $18,047 of carrying value related to four operational properties held by the joint venture.

(c)

The construction loan balance is only the portion related to two properties under development held by the joint venture. There is an additional $16,367 construction loan related to four operational properties held by the joint venture.

Asset Disposition and Operating Joint Venture Activity

During 2010 and the six months ended June 30, 2011, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts.  The following table highlights the results of our asset dispositions, including partial sales, during 2010 and the six months ended June 30, 2011:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2011 Dispositions (through June 30, 2011)	4	1,338,400	$58,814	$—	$57,112
2010 Partial Sales	8	1,146,200	$159,918	$97,888	$48,616
2010 Dispositions	8	894,500	$104,635	$106,791	$21,024

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2011 and 2010

Cash Flows from Operating Activities

Cash flows provided by operating activities were $85,011 and $94,011 for the six months ended June 30, 2011 and 2010, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The $9,000 decrease in operating cash flows is primarily attributable to a decrease in total NOI of $7,412, of which $5,610 was generated from continuing operations, a decrease in distributions on investments in unconsolidated joint ventures of $1,499, a decrease in dividends received of $1,166 and timing of payments for property operating expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $37,327 and $34,467, respectively, for the six months ended June 30, 2011 and 2010.  Of these amounts, $8,990 and $31,019, respectively, represent restricted escrow activity.  Those amounts were used to fund restricted escrow accounts, some of which are required under certain mortgage debt arrangements.  In addition, $14,599 and $10,642, respectively, were used for capital expenditures and tenant improvements, $1,658 and $1,931, respectively, were used for existing developments projects and $5,764 and $1,464, respectively, were invested in our unconsolidated joint ventures.  During the six months ended June 30, 2011 and 2010, we sold certain properties, received condemnation proceeds and received earnout proceeds which resulted in sales proceeds of $65,446 and $78,851, respectively, and we received distributions of investments in unconsolidated joint ventures of $2,384 and none, respectively.  In addition, during the six months ended June 30, 2011 and 2010, we received proceeds from sales of marketable securities of $359 and $911, respectively.

We will continue to execute our strategy to dispose of select non-retail properties and free standing, triple-net retail and other properties on an opportunistic basis; however, it is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing vacant space could continue to be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $132,617 and $143,147, respectively, for the six months ended June 30, 2011 and 2010.  We used $94,692 and $140,596, respectively, related to the net activity from proceeds from our secured credit facility, new mortgages secured by our properties, other financings, the co-venture arrangement, principal payments, payoffs and the payment and refund of fees and deposits.  During the six months ended June 30, 2011 and 2010, we also (used)/generated $(1,518) and $19,539, respectively, through the net borrowing of margin debt.  We paid $33,937 and $22,158, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders for the six months ended June 30, 2011 and 2010.

We have addressed a significant amount of mortgage debt exposure over the past few years and with our focus on leasing activity to increase occupancy and operating cash flows, we believe that we will be able to meet our short-term and long-term cash requirements.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund.  Under the joint venture agreement we contributed 20% of the equity and our joint venture partner contributed 80% of the equity.  As of June 30, 2011, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption.

On May 20, 2010, we entered into definitive agreements to form our RioCan joint venture.  As of June 30, 2011, our RioCan joint venture had acquired eight properties from us, all of which were acquired in 2010, for a purchase price of $159,442, and had assumed from us mortgages payable on these properties totaling approximately $97,888.  In addition, during the three months ended June 30, 2011, our RioCan joint venture acquired a multi-tenant retail property in Temple, Texas for which we contributed $4,313 as our share of the acquisition price net of closing costs.  We had a 20% equity interest in our RioCan joint venture as of June 30, 2011.

In addition, we have entered into the two other unconsolidated joint ventures that are described in Note 10 to the condensed consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures as of June 30, 2011, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$109,453	5.52%	3.5 years
MS Inland (b)	20.0%	$176,872	5.29%	2.8 years
Hampton Retail Colorado (c)	95.8%	$20,398	5.40%	3.2 years

(a)	Aggregate principal amount excludes mortgage premiums of $1,770 and discounts of $42, net of accumulated amortization.
(b)	Aggregate principal amount excludes mortgage premiums of $37 and discounts of $233, net of accumulated amortization.
(c)

The weighted average interest rate increases to 6.15% on September 5, 2012 and to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premiums of $3,861, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of June 30, 2011 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of June 30, 2011, we may pay as much as $1,400 in the future if retail space covered by earnout agreements is leased.

We previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have funded our total commitments of $8,680.  The combined receivable balance at June 30, 2011 and December 31, 2010 was $8,270 and $8,290, respectively, net of allowances of $300.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts.  For the six months ended June 30, 2011, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain new accounting pronouncements that we have recently adopted and that we expect to adopt in 2012.

Subsequent Events

During the period from July 1, 2011 through the date of this filing, we:

•

drew $30,000, net of repayments, on our senior secured revolving line of credit and used the proceeds to repay $25,148 of mortgage debt that was secured by one property, had an interest rate of 4.68% and was maturing in 2011. This property and four others were added to the collateral pool, which increased our borrowing availability by $42,575;

•	purchased two additional phases of existing properties consisting of an aggregate of 120,069 square feet for a combined purchase price of $16,900;

•

closed on the sale of a single-user retail property consisting of 110,174 square feet, with a sales price of $3,250, which resulted in a net gain of $1,655, net cash outflow of $58 and repayment of debt of $3,250; and

•	filed the second amendment to the registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of our common stock.

On July 1, 2011, the RioCan joint venture acquired a 107,626 square foot shopping center in Houston, Texas for which we contributed $2,258 as our share of the acquisition price net of closing costs.

On July 18, 2011, Borders announced that it was seeking approval for the liquidation of its remaining store assets. On July 21, 2011, Borders’ liquidation plan was approved.  As a result, the stores at the five remaining locations where Borders leases space from us will likely be closed in the next several months.

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

The combined carrying amount of our mortgages payable, notes payable, secured credit facility and co-venture obligation is approximately $191,742 lower than the fair value as of June 30, 2011.

We had $531,679 of variable-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 3.75% at June 30, 2011.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1% based on debt outstanding as of June 30, 2011, interest expense would increase by approximately $5,317 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

As of June 30, 2011, our investment in marketable securities totaled $36,268, which included $24,226 of accumulated unrealized gain.  In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $18,134 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $6,092.  For the six months ended June 30, 2011, our cash flows from operating activities included $1,186 that we received as distributions on our marketable securities.  We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future.  Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

Based on management’s evaluation as of June 30, 2011, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1A.  Risk Factors

As a result of events that occurred during the six months ended June 30, 2011 which are described above, management believes that the risk factor relating to the requested closing agreement with respect to the past administration of our DRP that is presented in our annual report on Form 10-K for the year ended December 31, 2010 is no longer applicable.

There have been no other material changes to our risk factors during the six months ended June 30, 2011 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.  Exhibits

Exhibit No.	Description

10.1

Closing Agreement dated as of June 17, 2011 by and between Inland Western Retail Real Estate Trust, Inland Real Estate Investment Corporation and the Commissioner of the Internal Revenue Service (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-11 filed on July 25, 2011 [File No. 333-172237]).

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

101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods and Six-Month Periods Ended June 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.*

*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	August 8, 2011

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	August 8, 2011