Form 10-Q
period 2011-09-30
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2011-11-07
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of November 2, 2011, there were 483,821,768 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Part I — Financial Information

Item 1.  Condensed Consolidated Financial Statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Balance Sheets

September 30, 2011 and December 31, 2010

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
Assets
Investment properties:
Land	$1,351,124	$1,375,155
Building and other improvements	5,068,259	5,258,992
Developments in progress	49,705	87,095
	6,469,088	6,721,242
Less accumulated depreciation	(1,136,037)	(1,034,769)
Net investment properties	5,333,051	5,686,473
Cash and cash equivalents	116,618	130,213
Investment in marketable securities	30,028	34,230
Investment in unconsolidated joint ventures	44,189	33,465
Accounts and notes receivable (net of allowances of $8,412 and $9,138, respectively)	98,901	112,915
Acquired lease intangibles, net	185,444	230,046
Other assets, net	167,257	159,494
Total assets	$5,975,488	$6,386,836
Liabilities and Equity
Liabilities:
Mortgages and notes payable	$3,014,069	$3,602,890
Secured credit facility	470,000	154,347
Accounts payable and accrued expenses	78,685	84,570
Distributions payable	—	26,851
Acquired below market lease intangibles, net	82,911	92,099
Other financings	8,477	8,477
Co-venture obligation	52,139	51,264
Other liabilities	68,313	69,746
Total liabilities	3,774,594	4,090,244
Redeemable noncontrolling interests	525	527
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 640,000 shares authorized, 482,161 and 477,345 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	482	477
Additional paid-in capital	4,416,117	4,383,281
Accumulated distributions in excess of earnings	(2,236,857)	(2,111,138)
Accumulated other comprehensive income	19,133	22,282
Total shareholders’ equity	2,198,875	2,294,902
Noncontrolling interests	1,494	1,163
Total equity	2,200,369	2,296,065
Total liabilities and equity	$5,975,488	$6,386,836

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three and Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$121,195	$127,747	$365,374	$380,949
Tenant recovery income	28,298	29,809	81,215	90,101
Other property income	2,295	3,627	7,909	10,880
Insurance captive income	—	847	—	2,253
Total revenues	151,788	162,030	454,498	484,183
Expenses:
Property operating expenses	23,946	24,973	76,800	79,847
Real estate taxes	19,755	23,440	59,079	68,435
Depreciation and amortization	59,242	60,713	177,783	182,154
Provision for impairment of investment properties	1,379	3,173	31,752	11,030
Loss on lease terminations	1,477	4,465	8,172	8,763
Insurance captive expenses	—	911	—	3,034
General and administrative expenses	5,011	4,169	16,416	13,412
Total expenses	110,810	121,844	370,002	366,675
Operating income	40,978	40,186	84,496	117,508
Dividend income	578	670	1,776	3,034
Interest income	157	188	507	548
Gain on extinguishment of debt	991	—	15,429	—
Equity in (loss) income of unconsolidated joint ventures	(1,869)	875	(6,028)	1,609
Interest expense	(58,368)	(65,484)	(175,486)	(195,418)
Co-venture obligation expense	(1,791)	(1,791)	(5,375)	(5,375)
Recognized (loss) gain on marketable securities, net	—	(235)	277	536
Other income (expense)	567	1,239	1,320	(4,015)
Loss from continuing operations	(18,757)	(24,352)	(83,084)	(81,573)
Discontinued operations:
Operating income (loss)	115	(854)	1,486	(12,260)
Gain on sales of investment properties	14,517	—	18,678	2,057
Income (loss) from discontinued operations	14,632	(854)	20,164	(10,203)
(Loss) gain on sales of investment properties	(891)	—	4,171	—
Net loss	(5,016)	(25,206)	(58,749)	(91,776)
Net income attributable to noncontrolling interests	(7)	(321)	(23)	(656)
Net loss attributable to Company shareholders	$(5,023)	$(25,527)	$(58,772)	$(92,432)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.04)	$(0.05)	$(0.16)	$(0.17)
Discontinued operations	0.03	—	0.04	(0.02)
Net loss per common share attributable to Company shareholders	$(0.01)	$(0.05)	$(0.12)	$(0.19)
Net loss	$(5,016)	$(25,206)	$(58,749)	$(91,776)
Other comprehensive loss:
Net unrealized (loss) gain on derivative instruments	(140)	445	971	1,248
Net unrealized (loss) gain on marketable securities	(6,240)	1,688	(3,843)	8,065
Reversal of unrealized loss (gain) to recognized loss (gain) on marketable securities, net	—	235	(277)	(536)
Comprehensive loss	(11,396)	(22,838)	(61,898)	(82,999)
Comprehensive income attributable to noncontrolling interests	(7)	(321)	(23)	(656)
Comprehensive loss attributable to Company shareholders	$(11,403)	$(23,159)	$(61,921)	$(83,655)
Weighted average number of common shares outstanding - basic and diluted	481,948	484,865	480,318	483,619

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Equity

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance at January 1, 2010	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $24 attributable to redeemable noncontrolling interests)	—	—	—	(92,432)	—	(92,432)	632	(91,800)
Net unrealized gain on derivative instruments	—	—	—	—	1,248	1,248	—	1,248
Net unrealized gain on marketable securities	—	—	—	—	8,065	8,065	—	8,065
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(536)	(536)	—	(536)
Contributions from noncontrolling interests	—	—	—	—	—	—	112	112
Distributions declared ($0.14 per weighted average number of common shares outstanding)	—	—	—	(67,728)	—	(67,728)	—	(67,728)
Distribution reinvestment program (DRP)	3,232	3	23,350	—	—	23,353	—	23,353
Exercise of stock options	1	—	13	—	—	13	—	13
Stock based compensation expense	—	—	33	—	—	33	—	33
Balance at September 30, 2010	484,976	$485	$4,373,880	$(2,080,876)	$20,077	$2,313,566	$4,913	$2,318,479

Balance at January 1, 2011	477,345	$477	$4,383,281	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $23 attributable to redeemable noncontrolling interests)	—	—	—	(58,772)	—	(58,772)	—	(58,772)
Distribution upon dissolution of partnership	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Net unrealized gain on derivative instruments	—	—	—	—	971	971	—	971
Net unrealized loss on marketable securities	—	—	—	—	(3,843)	(3,843)	—	(3,843)
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(277)	(277)	—	(277)
Contributions from noncontrolling interests	—	—	—	—	—	—	332	332
Distributions declared ($0.12 per weighted average number of common shares outstanding)	—	—	—	(58,464)	—	(58,464)	—	(58,464)
DRP	4,782	5	32,749	—	—	32,754	—	32,754
Issuance of restricted common stock	34	—	—	—	—	—	—	—
Amortization of equity awards	—	—	39	—	—	39	—	39
Stock based compensation expense	—	—	48	—	—	48	—	48
Balance at September 30, 2011	482,161	$482	$4,416,117	$(2,236,857)	$19,133	$2,198,875	$1,494	$2,200,369

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(58,749)	$(91,776)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	179,452	186,212
Provision for impairment of investment properties	31,752	19,657
Gain on sales of investment properties, net	(22,849)	(3,521)
Gain on extinguishment of debt	(15,429)	—
Loss on lease terminations	8,172	8,869
Non-cash co-venture obligation expense	875	833
Amortization of loan fees	9,938	9,886
Amortization of acquired above and below market lease intangibles	(1,247)	(1,523)
Amortization of mortgage debt premium	(6,291)	(937)
Amortization of discount on debt assumed	382	382
Amortization of lease inducements	93	45
Straight-line rental income	22	(8,798)
Straight-line ground rent expense	2,852	3,121
Stock based compensation expense	48	33
Amortization of equity awards	39	—
Equity in loss (income) of unconsolidated joint ventures	6,028	(1,609)
Distributions on investments in unconsolidated joint ventures	1,073	3,703
Recognized gain on sale of marketable securities	(277)	(536)
Provision for bad debt	1,827	3,627
Payment of leasing fees	(7,295)	(4,202)
Payments associated with dissolution of partnership	(24)	—
Costs associated with refinancings	478	1,162
Changes in assets and liabilities:
Accounts receivable, net	9,704	14,623
Other assets	(1,215)	2,003
Accounts payable and accrued expenses	(6,090)	16,189
Other liabilities	(4,882)	(3,771)
Net cash provided by operating activities	128,387	153,672

Cash flows from investing activities:
Proceeds from sale of marketable securities	359	3,900
Changes in restricted escrows	(3,395)	(47,416)
Purchase of investment properties	(16,555)	(651)
Capital expenditures and tenant improvements	(20,205)	(22,670)
Proceeds from sales of investment properties	160,303	92,218
Investment in developments in progress	(2,441)	(2,705)
Investment in unconsolidated joint ventures	(9,557)	(3,307)
Distributions of investments in unconsolidated joint ventures	2,384	—
Payments received under master lease agreements	194	456
Proceeds from notes receivable	20	20
Net cash provided by investing activities	$111,107	$19,845
		(continued)

See accompanying notes to condensed consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Condensed Consolidated Statements of Cash Flows

(Continued)

For the Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities:
Proceeds from margin debt related to marketable securities	$—	$22,860
Payoff of margin debt related to marketable securities	(2,073)	(4,706)
Proceeds from mortgages and notes payable	70,476	604,468
Principal payments on mortgages and notes payable	(31,488)	(22,651)
Repayments of mortgages and notes payable	(539,659)	(771,872)
Proceeds from secured credit facility	489,764	75,000
Payoff of secured credit facility	(174,111)	(33,758)
Funds released from escrow restrictions, net	(162)	—
Payment of rate lock deposits	—	(12,290)
Refund of rate lock deposits	—	10,070
Payment of loan fees and deposits	(10,836)	(11,434)
Proceeds from issuance of common stock related to option exercises	—	13
Payment of offering costs	(2,748)	—
Distributions paid, net of DRP	(52,561)	(35,783)
Distributions to redeemable noncontrolling interests	(23)	(24)
Contributions from noncontrolling interests	332	112
Repayment of other financings	—	(3,410)
Net cash used in financing activities	(253,089)	(183,405)
Net decrease in cash and cash equivalents	(13,595)	(9,888)
Cash and cash equivalents, at beginning of period	130,213	125,904
Cash and cash equivalents, at end of period	$116,618	$116,016
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$173,260	$181,473
Distributions payable	$—	$24,248
Distributions reinvested	$32,754	$23,353
Accrued capital expenditures and tenant improvements	$4,797	$—
Developments in progress placed in service	$25,651	$—
Developments payable	$849	$523
Forgiveness of mortgage debt	$14,438	$19,561

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(12,546)	$—
Acquired lease intangibles and other assets	(4,547)	—
Acquired below market lease intangibles and other liabilities	538	—
	$(16,555)	$—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$190,013	$116,291
Acquired lease intangibles and other assets	9,430	3,130
Assumption of mortgage debt	(60,000)	(29,327)
Forgiveness of mortgage debt	—	(486)
Acquired below market lease intangibles and other liabilities	(5,485)	(911)
Deferred gains	2,505	—
Gain on extinguishment of debt	991	—
Gain on sales of investment properties, net	22,849	3,521
	$160,303	$92,218

Payments associated with dissolution of partnership:
Developments in progress	$14,235	$—
Loan fees and other assets	21	—
Repayment of construction loan by partner at closing	(5,730)	—
Other liabilities	(64)	—
Redeemable noncontrolling interests	(2)	—
Distribution upon dissolution of partnership	(8,484)	—
	$(24)	$—
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

All share amounts and dollar amounts in this Form 10-Q are stated in thousands with the exception of per share amounts and per square foot amounts.

The Company, through two public offerings from 2003 through 2005 and a merger consummated in 2007, issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds, including merger consideration, of $4,595,193.  In addition, as of September 30, 2011, the Company had issued 75,465 shares through its distribution reinvestment program (DRP) at prices ranging from $6.85 to $10.00 per share for gross proceeds of $708,257 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During the year ended December 31, 2010, one share was issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13.  In addition, in December 2010, 9,000 shares of common stock were transferred back to the Company from shares of common stock issued to the owners of certain entities that were acquired by the Company in its internalization transaction in conjunction with a litigation settlement.  On April 12, 2011, the Company’s board of directors granted an aggregate of 34 common shares to its executive officers under the Equity Compensation Plan in connection with the executive bonus program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.  As of September 30, 2011, amortization of these equity awards totaled $39.  As a result, the Company had total shares outstanding of 482,161 and had realized total net offering proceeds of $4,871,015 as of September 30, 2011.

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

Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying condensed consolidated financial statements.  Through the merger consummated on November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2010 condensed consolidated financial statements to conform to the 2011 presentation.

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

The Company’s property ownership as of September 30, 2011 is summarized below:

	Wholly- owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	224	56	22
Development properties (c)	2	1	1

(a)	The Company has ownership interests ranging from 50% to 87% in three LLCs or LPs
(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs
(c)	During the nine months ended September 30, 2011, three properties previously considered development were transitioned to operating

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

The Company is the controlling member in various consolidated entities.  The organizational documents of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property-owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interests of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owner reflected as a financing arrangement and included in “Other financings” in the accompanying condensed consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.  In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the LLC is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Co-venture obligation” in the accompanying condensed consolidated balance sheets.  Co-venture obligation expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC agreement.

In the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity.  Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity.

On September 30, 2011, the Company paid $300 to a partner in one of its consolidated development joint ventures to simultaneously settle the outstanding development fee liability of the joint venture and fully redeem the partner’s ownership interest in such joint

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

venture.  The transaction resulted in an increase in the Company’s ownership interest in South Billings Center from 49.0% as of June 30, 2011 to 100%.

On April 29, 2011, the Company dissolved a partnership with a partner in three of its development joint ventures resulting in increases to the Company’s ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots) was conveyed to the Company’s partner who simultaneously repaid the related $5,730 construction loan.  Concurrently with this transaction, the Company also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing the Company’s total ownership interest in the property to 86.7%.  The Company accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the accompanying condensed consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”

Below is a table reflecting the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2011 and 2010:

	2011	2010
Balance at January 1,	$527	$527
Redeemable noncontrolling interest income	23	24
Distributions	(23)	(24)
Dissolution of partnership	(2)	—
Balance at September 30,	$525	$527

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Management Services, Inc. for a fee of $25 per quarter.  It has been determined that the Captive is a VIE and, as the Company received the most benefit of all members through November 30, 2010, the Company was deemed to be the primary beneficiary.  Therefore, the Captive was consolidated by the Company through November 30, 2010.  Prior to November 30, 2010, the other members’ interests are reflected as “Noncontrolling interests” in the accompanying condensed consolidated financial statements.  Effective November 30, 2010, it was determined that the Company no longer received the most benefit, nor had the highest risk of loss and, therefore, was no longer the primary beneficiary.  As a result, the Captive was deconsolidated and recorded under the equity method of accounting.  As of September 30, 2011, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying condensed consolidated balance sheets.  The Company’s share of net (loss) income of the Captive for the three and nine months ended September 30, 2011 is reflected in “Equity in (loss) income of unconsolidated joint ventures” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

(2)          Summary of Significant Accounting Policies

There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2011.  Refer to the Company’s 2010 Form 10-K for a summary of the Company’s significant accounting policies.

Recent Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on the Company’s financial statements.

Effective January 1, 2011, public companies that enter into a material business combination, or series of individually immaterial business combinations that are material in the aggregate, are required to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  In addition, supplemental pro forma disclosures are expanded.  If the Company enters into a qualifying business combination, it will comply with the disclosure requirements of this guidance.

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The adoption will require some additional disclosures around fair value measurement; however, the Company does not expect the adoption will have a material effect on its financial statements.

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

(3)  Acquisitions

During the nine months ended September 30, 2011, the Company acquired two additional phases of existing wholly-owned multi-tenant retail operating properties, in separate transactions, as follows:

Date	Square Footage	Property Type	Location	Purchase Price (a)
July 1, 2011	76,100	Multi-tenant retail	Phillipsburg, New Jersey	$9,720
July 22, 2011	44,000	Multi-tenant retail	College Station, Texas	7,085
	120,100			$16,805	(b)

(a)	No debt was assumed in either acquisition, but both properties were subsequently added as collateral to the secured credit facility.
(b)	Amount represents the purchase price prior to customary prorations at closing. Separately, the Company recognized acquisition transaction costs of $48 related to these acquisitions.

The Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair values of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above market and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any.  Transaction costs are expensed as incurred and presented within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

To augment the Company’s estimates of the fair value of assets acquired and liabilities assumed, in some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations; however, the Company is ultimately responsible for such estimates.  For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period.  The Company also evaluates each acquired lease as compared to current market rates.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term.   For below market leases with fixed term renewal options, such renewal periods are included within the lease term in the calculation of below market lease values.  Renewal periods are excluded from the remaining contractual term for leases determined to be above market as of the acquisition date.  The discount rate used in the present value calculation of above and below market lease intangibles requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.  For all acquisition accounting fair value estimates, the Company considers various factors, including geographical location, size and location of the leased space within the acquired investment property, tenant profile, and the credit risk of tenants.

(4) Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy incorporates the sale of non-core assets that no longer meet the Company’s criteria.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The Company sold six properties during the nine months ended September 30, 2011, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Debt Extinguishment		Net Sales Proceeds / (Outflow)	Gain
August 18, 2011	1,000,400	Single-user industrial	Ottawa, Illinois	$48,648	$40,000	(a)	$8,482	$12,862
July 1, 2011	110,200	Single-user retail	Douglasville, Georgia	3,250	3,250	(b)	(57)	1,655
April 28, 2011	1,066,800	Single-user industrial	Various (c)	36,000	—		34,619	702
March 7, 2011	183,200	Single-user retail	Blytheville, Arkansas	12,632	—		12,438	2,069
March 7, 2011	88,400	Single-user retail	Georgetown, Kentucky	10,182	—		10,055	1,390
	2,449,000			$110,712	$43,250		$65,537	$18,678

(a)	Of the proceeds received at closing, $40,000 was used to pay down borrowings on the secured credit facility.
(b)	The debt was repaid in conjunction with the sale.
(c)	The terms of the sale of two properties located in North Liberty, Iowa and El Paso, Texas were negotiated as a single transaction.

In addition, as part of its overall liquidity strategy, the Company continues to increase its participation in joint ventures.  The Company partially sold one property during the nine months ended September 30, 2011 to the RioCan joint venture (an unconsolidated joint venture further discussed in Note 11), which, due to the Company’s 20% ownership interest in the joint venture, did not qualify for discontinued operations accounting treatment, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price (at 100%)	Debt Extinguishment (at 100%)		Net Sales Proceeds	Loss
August 22, 2011	654,200	Multi-tenant retail	Austin, Texas	$110,799	$60,000	(a)	$39,935	$(3,047)

(a)	The debt was assumed by the RioCan joint venture in conjunction with the acquisition.

The Company also received net proceeds of $11,581 and recorded gains of $7,218 from condemnation awards, earnouts, and the sale of a parcel at one of its operating properties.  The aggregate net proceeds from the property sales and additional transactions during the nine months ended September 30, 2011 totaled $160,303 with aggregate gains of $22,849.

During 2010, the Company sold eight properties, of which five were sold during the nine months ended September 30, 2010, which resulted in net sales proceeds of $18,416, gain on sale of $2,057 and extinguishment of $60,921 of debt.  In addition, during 2010, the Company partially sold eight properties to its RioCan joint venture, of which three were partially sold during the nine months ended September 30, 2010, which resulted in net sales proceeds of $13,367, gain on sale of $1,464 and extinguishment of $29,327 of debt.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the three and nine months ended September 30, 2011 and 2010 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income	$398	$2,081	$3,411	$8,349
Tenant recovery income	92	427	572	831
Other property income	—	59	20	415
Total revenues	490	2,567	4,003	9,595

Expenses:
Property operating expenses	119	241	227	2,081
Real estate taxes	5	395	249	1,205
Depreciation and amortization	250	1,176	1,669	4,058
Provision for impairment of investment properties	—	—	—	8,627
Loss on lease terminations	—	—	—	106
Interest expense	—	1,606	371	5,738
Other expense	1	3	1	40
Total expenses	375	3,421	2,517	21,855
Operating income (loss) from discontinued operations	$115	$(854)	$1,486	$(12,260)

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

There were no consolidated properties classified as held for sale as of September 30, 2011 and December 31, 2010.

(5)  Transactions with Related Parties

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

	For the Three Months		For the Nine Months		Unpaid Amount as of
	Ended September 30,		Ended September 30,		September 30,	December 31,
Fee Category	2011	2010	2011	2010	2011	2010
Investment advisor	$68	$72	$209	$202	$23	$22
Loan servicing	45	54	143	173	—	—
Legal	69	112	271	269	102	100
Computer services	407	271	1,128	974	314	166
Office and facilities management services	124	129	371	383	138	82
Other service agreements	323	155	824	545	65	—
Office rent and reimbursements	243	243	727	707	271	155
Total	$1,279	$1,036	$3,673	$3,253	$913	$525

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

(6)  Marketable Securities

The following tables summarize the Company’s investment in marketable securities:

	Common Stock	Preferred Stock	Total Available-for- Sale Securities
As of September 30, 2011:
Fair value	$10,667	$19,361	$30,028
Amortized cost basis	$28,997	$38,242	$67,239
Total other-than-temporary impairment recognized	$23,889	$31,308	$55,197
Adjusted cost basis	$5,108	$6,934	$12,042
Net gains in accumulated other comprehensive income (OCI)	$5,559	$12,427	$17,986

As of December 31, 2010:
Fair value	$15,117	$19,113	$34,230
Amortized cost basis	$28,997	$38,592	$67,589
Total other-than-temporary impairment recognized	$23,889	$31,576	$55,465
Adjusted cost basis	$5,108	$7,016	$12,124
Net gains in accumulated OCI	$10,009	$12,097	$22,106

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net unrealized OCI (loss) gain	$(6,240)	$1,688	$(3,843)	$8,065
Net (loss) gain on sales and redemptions of securities	$—	$(235)	$277	$536

(7)  Stock Option Plan and Board of Directors Activity

On October 14, 2008, the Company’s shareholders approved the establishment of the Equity Compensation Plan (Equity Plan), which, subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.  As of September 30, 2011, 34 shares under the Equity Plan had been granted.  On April 12, 2011, these 34 shares were granted, 17 of which will vest after three years and 17 of which will vest after five years.  The Company recorded compensation expense of $14 and $31 during the three and nine months ended September 30, 2011, respectively, related to these grants.

The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  As of September 30, 2011 and December 31, 2010, options to purchase 140 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (1.87%), risk-free interest rate (1.13%), expected life (five years) and expected volatility rate (35%).  Compensation expense of $16 and $11 related to these stock options was recorded during the three months ended September 30, 2011 and 2010, respectively.  Compensation expense of $48 and $33 related to these stock options was recorded during the nine months ended September 30, 2011 and 2010, respectively.

On March 8, 2011, the Company’s board of directors increased the number of directors comprising the board of directors from eight to nine and elected Steven P. Grimes, who serves as Chief Executive Officer, President, Chief Financial Officer and Treasurer of the Company, to the board of directors effective immediately.

On June 14, 2011, the Company’s board of directors established an estimated per-share value of the Company’s common stock of $6.95 to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (FINRA) rules and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (ERISA) reporting requirements.  As a result, the Company amended the DRP, effective August 31, 2011, solely to modify the purchase price.  Thus, since August 31, 2011, additional shares of common stock purchased under the DRP have been be purchased at $6.95 per share.

(8)  Leases

Master Lease Agreements

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the date of purchase for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction in the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,560 and $27,366, as of September 30, 2011 and December 31, 2010, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

such expenses are not included in the accompanying condensed consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” in the accompanying condensed consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $436 and $483 for the three months ended September 30, 2011 and 2010, respectively.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,452 and $1,483 for the nine months ended September 30, 2011 and 2010, respectively.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations.  The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  The related ground lease rent expense is included in “Property operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive loss.  In addition, the Company leases office space for certain management offices from third parties and subleases its corporate office space from an Inland affiliate.  Office rent expense is included in “Property operating expenses” in the accompanying condensed consolidated statements of operations and other comprehensive loss.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Ground lease rent expense	$2,517	$2,524	$7,577	$7,720
Office rent expense - related party	$124	$124	$372	$372
Office rent expense - third party	$78	$23	$252	$191

(9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Fixed rate mortgages payable:
Mortgage loans (a)	$2,770,074	$3,334,784
Premium, net of accumulated amortization	11,243	17,534
Discount, net of accumulated amortization	(2,120)	(2,502)
	2,779,197	3,349,816
Variable rate mortgages payable:
Mortgage loans	7,145	17,389
Construction loans	80,883	86,768
	88,028	104,157
Mortgages payable	2,867,225	3,453,973
Notes payable	138,900	138,900
Margin payable	7,944	10,017
Mortgages and notes payable	$3,014,069	$3,602,890

(a) Includes $67,504 of variable rate debt that was swapped to a fixed rate.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

Mortgages Payable

Mortgages payable outstanding as of September 30, 2011 were $2,867,225 and had a weighted average interest rate of 6.10%.  Of this amount, $2,779,197 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.17% at September 30, 2011.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $88,028 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.97% at September 30, 2011.  Properties with a net carrying value of $4,325,647 at September 30, 2011 and related tenant leases are pledged as collateral for the mortgage loans.  Properties with a net carrying value of $134,683 at September 30, 2011 and related tenant leases are pledged as collateral for the construction loans.  As of September 30, 2011, the Company’s outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the nine months ended September 30, 2011, the Company obtained mortgages payable proceeds of $70,476, of which a $60,000 mortgage payable was subsequently assumed by the RioCan joint venture on August 22, 2011, made mortgages payable repayments of $539,659 and received forgiveness of debt of $14,438.  The new mortgages payable that the Company entered into during the nine months ended September 30, 2011 have interest rates ranging from 4.83% to 5.50%, a weighted average interest rate of 4.85% and maturities up to 15 years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2011 ranged from 4.44% to 8.00% and had a weighted average interest rate of 5.19%.  The Company also entered into modifications of three existing loan agreements which extended the maturities of $16,179 of mortgages payable to May 1, 2014 and a matured mortgage payable with a balance of $5,336 to November 1, 2011, on which date it was repaid.

Mortgages payable outstanding as of December 31, 2010 were $3,453,973 and had a weighted average interest rate of 5.99% at December 31, 2010.  Of this amount, $3,349,816 had fixed rates ranging from 4.44% to 8.00% (10.04% for matured mortgages payable) and a weighted average fixed rate of 6.04% at December 31, 2010.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $104,157 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.47% at December 31, 2010.  Properties with a net carrying value of $5,170,029 at December 31, 2010 and related tenant leases are pledged as collateral for the mortgage loans.  Properties with a net carrying value of $62,704 at December 31, 2010 and related tenant leases are pledged as collateral for the construction loans.  As of December 31, 2010, the Company’s outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes, insurance and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2011, the Company had guaranteed $25,978 of the outstanding mortgages payable with maturity dates up to August 1, 2014 (see Note 15).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of September 30, 2011, the Company had $57,276 of mortgages payable that had matured and had not been repaid or refinanced.  During the second quarter of 2010, in order to prompt discussions with the lender, the Company ceased making the monthly debt service payment on a $29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at September 30, 2011 is included in the $57,276 of total matured debt.  The non-payment of this monthly debt service amounts to $1,311 annualized and does not result in noncompliance under any of the Company’s other mortgages payable or secured credit agreements.  The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company.  However, the Company believes that it has substantive defenses with respect to those claims.  As of September 30, 2011, in addition to the $57,276 that had matured, the Company had $74,036 of mortgages payable, excluding principal amortization of $6,056, maturing in the remainder of 2011.  The following table sets forth the Company’s progress as of the date of this filing in addressing its 2011 maturities:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	Matured as of September 30, 2011		Maturing in Remainder of 2011
Repaid and added the underlying property as collateral to the senior secured credit facility	$—		$68,700
Other repayments including debt forgiveness	5,177	(a)	5,336
Total addressed subsequent to September 30, 2011	5,177		74,036
Actively marketing to sell related properties or otherwise negotiating with the lender	52,099	(b)	—
	$57,276		$74,036

(a)	Subsequent to September 30, 2011, the Company purchased a $4,520 matured mortgage payable note from the lender for a discounted price of $3,160, giving rise to debt forgiveness of $1,360.

(b)

The Company has attempted to negotiate and has made offers to the lender with respect to a $26,865 mortgage loan outstanding at September 30, 2011 to determine an appropriate course of action under the non-recourse loan agreement.  No assurance can be provided that these negotiations will result in a favorable outcome for the Company.  The lender has asserted that certain events have occurred that trigger recourse to the Company; however, the Company believes that it has substantive defenses with respect to those claims.

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements.  Management believes the Company was in compliance with such provisions as of September 30, 2011.

Notes Payable

The following table summarizes the Company’s notes payable as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900
	$138,900	$138,900

Notes payable outstanding as of September 30, 2011 were $138,900 and had a weighted average interest rate of 12.62%.  Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV.  The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company’s equity interest in the entity owning the IW JV investment properties.  The IW JV notes can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

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

The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the three and nine months ended September 30, 2011, the Company recorded hedge ineffectiveness of $148 loss and $157 loss, respectively, as a result of the off-market nature and notional mismatches related to its swaps.  The Company has reclassified all of the previously deferred accumulated other comprehensive income into earnings as of September 30, 2011.  During the three and nine months ended September 30, 2010, the Company recorded hedge ineffectiveness of $1 gain and $41 loss, respectively.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next year, the Company estimates that an additional $954 will be reclassified as an increase to interest expense.  During the nine months ended September 30, 2011 and 2010, the Company accelerated none and $117 loss, respectively, from other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.

As of September 30, 2011 and December 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Number of Instruments	Notional
Interest Rate Swap	2	$67,504

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	Liability Derivatives
	September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$3,130	Other Liabilities	$2,967

The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive loss for the three and nine months ended September 30, 2011 and 2010.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded From Effectiveness Testing)	Amount of (Loss) or Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,

2011	$(419)	$(1,289)	Interest Expense	$(279)	$(2,260)	Other Expense	$(148)	$(157)
2010	$(332)	$(1,225)	Interest Expense	$(776)	$(2,472)	Other Expense	$1	$(158)

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

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.  The Company was not in default with respect to these agreements at September 30, 2011.

The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.  As of September 30, 2011, the termination value of derivatives in a liability position, which includes accrued interest of $141 but excludes any adjustment for nonperformance risk, which the Company has deemed immaterial, was $3,392.  As of September 30, 2011, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at September 30, 2011, it could have been required to settle its obligations under the agreements at their termination value of $3,392.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of September 30, 2011 and December 31, 2010, the Company had recorded a payable of $7,944 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At September 30, 2011, this rate was equal to 0.57%.  Interest expense on this debt in the amount of $11 and $32 was recognized within “Interest expense” in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended September 30, 2011 and 2010, respectively.  Interest expense on this debt in the amount of $39 and $76 was recognized for the nine months ended September 30, 2011 and 2010, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the three and nine months ended September 30, 2011, the Company did not borrow on its margin account, but paid down $555 and $2,073, respectively.

Debt Maturities

The following table shows the scheduled maturities of the Company’s mortgages payable, notes payable, margin payable and secured credit facility (as described in Note 10) as of September 30, 2011 for the remainder of 2011, the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$137,339	$398,924	$310,085	$239,299	$470,662	$1,213,765	$2,770,074	$2,937,842
Notes payable	—	—	13,900	—	—	125,000	138,900	151,066
Total fixed rate debt	$137,339	$398,924	$323,985	$239,299	$470,662	$1,338,765	$2,908,974	$3,088,908
Variable rate debt:
Mortgages payable	$29	$87,999	$—	$—	$—	$—	$88,028	$88,028
Secured credit facility	—	—	470,000	—	—	—	470,000	470,000
Margin payable	7,944	—	—	—	—	—	7,944	7,944
Total variable rate debt	7,973	87,999	470,000	—	—	—	565,972	565,972
Total maturing debt	$145,312	$486,923	$793,985	$239,299	$470,662	$1,338,765	$3,474,946	$3,654,880
Weighted average interest rate on debt:
Fixed rate debt	6.00%	5.39%	5.55%	7.13%	5.77%	7.21%
Variable rate debt	0.60%	3.97%	3.75%	—	—	—
Total	5.70%	5.13%	4.48%	7.13%	5.77%	7.21%

(a)	The debt maturity table does not include any premium or discount, of which $11,243 and $(2,120), net of accumulated amortization, respectively, were outstanding as of September 30, 2011.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding indebtedness is included in the year

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of September 30, 2011, the Company was making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $104,562, which are reflected in the year corresponding to the loan maturity date.  See the mortgages payable section above for additional information on how the Company is addressing its remaining 2011 mortgages payable maturities.

(10) Secured Credit Facility

On February 4, 2011, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions and currently has a $585,000 senior secured credit facility that matures on February 3, 2013 (with the ability to extend for one year at the Company’s option).  The credit facility consists of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan, with the ability to increase available borrowings up to $500,000 under the revolving line of credit in certain circumstances. As of September 30, 2011, the terms of the agreement stipulate:

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

This full recourse credit agreement requires compliance with certain covenants, such as, among other things, a leverage ratio, fixed charge coverage, debt service coverage, minimum net worth requirements, distribution limitations and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due.  In the event the lenders under the credit agreement declare a default, as defined in the credit agreement, this could result in an acceleration of any outstanding borrowings on the line of credit.  As of September 30, 2011, management believes the Company was in compliance with all of the financial covenants under the credit agreement.  As of September 30, 2011, the interest rate of the revolving line of credit and secured term loan was 3.75%.  Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan.  As of September 30, 2011, the total availability under the revolving line of credit was $418,000, of which the Company had borrowed $320,000.  As of December 31, 2010, the outstanding balance on the line of credit was $154,347.

(11)  Investment in Unconsolidated Joint Ventures

The following table summarizes the Company’s investments in unconsolidated joint ventures:

				Ownership Interest		Investment at
		Date of	Date of	September 30,	December 31,	September 30,	December 31,
Joint Venture	Location	Investment	Redemption	2011	2010	2011	2010
MS Inland	Various	04/27/2007	N/A	20.0%	20.0%	$9,604	$9,884
Hampton Retail Colorado	Denver, CO	08/31/2007	N/A	95.8%	95.8%	845	4,059
RioCan	Various	09/30/2010	N/A	20.0%	20.0%	27,632	12,292
Oak Property and Casualty	Burlington, VT	10/01/2006	N/A	25.0%	25.0%	6,108	7,230
						$44,189	$33,465

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments using the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of operations and other comprehensive loss includes the Company’s share of net income or loss from the unconsolidated joint venture.  Distributions from these investments that are related to income

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s condensed consolidated statements of cash flows.

Effective April 27, 2007, the Company formed a joint venture (MS Inland) with a large state pension fund (the “institutional investor”).  Under the terms of the agreement, the profits and losses of MS Inland are split 80% and 20% between the institutional investor and the Company, respectively.  The Company’s share of net (loss) income in MS Inland was $(361) and $451, for the three months ended September 30, 2011 and 2010, respectively.  The Company’s share of net (loss) income in MS Inland was $(552) and $1,085, for the nine months ended September 30, 2011 and 2010, respectively.  The Company (paid) received net cash (contributions) distributions (to) from MS Inland totaling $(30) and $3,703, for the nine months ended September 30, 2011 and 2010, respectively.

The difference between the Company’s investment in MS Inland and the amount of the underlying equity in net assets of MS Inland is due to basis differences resulting from the Company’s contribution of property assets at their historical net book value versus the fair value of the contributed properties.  Such differences are amortized over the depreciable lives of MS Inland’s property assets.  The Company recorded $81 and $80 of amortization related to this difference for the three months ended September 30, 2011 and 2010, respectively, which is included in “Equity in (loss) income of unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.  The Company recorded $242 of amortization related to this difference during each of the nine months ended September 30, 2011 and 2010.

The Company is the managing member of MS Inland and earns fees for providing property management, acquisition and leasing services to MS Inland.  The Company earned fees of $244 and $259 during the three months ended September 30, 2011 and 2010, respectively.  The Company earned fees of $795 and $863 during the nine months ended September 30, 2011 and 2010, respectively.

On August 28, 2007, the Company formed an unconsolidated joint venture, Hampton Retail Colorado (Hampton), which subsequently, through wholly-owned subsidiaries Hampton Owned Colorado (Hampton Owned) and Hampton Leased Colorado (Hampton Leased), acquired nine single-user retail properties and eight leasehold assets, respectively.  The ownership percentages associated with Hampton at September 30, 2011 and December 31, 2010, are based upon the Company’s pro rata share of capital contributions to date.  Based upon the maximum capital contribution obligations outlined in the joint venture agreement, the Company’s ownership percentage could increase to 96.3%.  During the three months ended September 30, 2011, the carrying values of the five properties remaining in the Hampton joint venture were determined to be recoverable and no impairment charges were recorded.  During the nine months ended September 30, 2011, Hampton determined that the carrying value of certain of its assets were not recoverable and, accordingly, recorded impairment charges in the amount of $4,067 of which the Company’s share was $3,897.  No impairment charges were recorded during the three and nine months ended September 30, 2010.  The joint venture’s estimated fair value relating to these impairment assessments was based upon estimated contract prices.  The Company’s share of net (loss) income in Hampton was $(1) and $398 for the three months ended September 30, 2011 and 2010, respectively, and is included in “Equity in (loss) income of unconsolidated joint ventures” in the condensed consolidated statements of operations and other comprehensive loss.  The Company’s share of net (loss) income in Hampton was $(3,547) and $357 for the nine months ended September 30, 2011 and 2010, respectively.

During the nine months ended September 30, 2011, Hampton Owned completed the sale of one single-user retail property consisting of 50,000 square feet for a sales price of $1,400.  The sale resulted in the repayment of debt of $1,400 and a loss on sale of $29.  As of September 30, 2011, there were five properties remaining in the Hampton joint venture, all of which are included in Hampton Owned.  All other properties from the original portfolio of nine single-user retail properties and eight leasehold assets have been disposed of primarily through sales and assignment.

On May 20, 2010, the Company entered into definitive agreements to form a joint venture with RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada.  The initial RioCan joint venture investment included up to eight grocery and necessity-based-anchored shopping centers located in Texas.  Under the terms of the joint venture agreements, RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties.  The joint venture acquired an 80% interest in the properties from the Company in exchange for cash, each of which was accounted for as a partial sale of real estate.  Each property closing occurred individually over time based on timing of lender consent or refinance of the related mortgages payable.  Certain of the properties contain earnout provisions which, if met, would result in additional sales proceeds to the Company.  All eight of the initial investment properties were acquired in 2010.  On August 22, 2011, the Company closed on the partial sale of an additional property to the venture with terms substantially consistent with the eight previous partial sales.  The sales price of the property, a 654,200 square foot multi-tenant retail property in Austin, Texas, was $110,799, which resulted in a net loss of $3,047, net proceeds of $39,935 and the venture assuming the $60,000 of related mortgage debt. These transactions do not qualify as discontinued operations in the Company’s condensed consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership interest in the joint venture.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2011, the RioCan joint venture acquired two additional multi-tenant retail properties from unaffiliated third parties, as follows:

Date	Square Footage	Property Type	Location	Purchase Price
May 20, 2011	124,900	Multi-tenant retail	Temple, Texas	$21,239	(a)
July 1, 2011	107,600	Multi-tenant retail	Houston, Texas	35,000	(b)
	232,500			$56,239

(a)	The Company contributed $1,929 as its share of the acquisition price net of closing costs and mortgage proceeds.
(b)	The Company contributed $3,201 as its share of the acquisition price net of closing costs.

The Company’s share of net loss in the RioCan joint venture was $464 and $1,041 for the three and nine months ended September 30, 2011, respectively.  The Company paid net cash contributions to the RioCan joint venture totaling $3,088 and $4,800 for the three and nine months ended September 30, 2011, respectively.

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

The Company is the general partner of the RioCan joint venture and earns fees for providing property management, asset management and other customary fees for the joint venture.  The Company earned fees of $308 and $722 during the three and nine months ended September 30, 2011, respectively.

On December 1, 2010, it was determined that the Company was no longer the primary beneficiary of the Captive, or Oak Property & Casualty.  As a result, the Captive has been reflected as an equity method investment by the Company since December 1, 2010.  Refer to Note 1 for further information.  The Company’s share of net loss in the Captive was $(1,090) and $(1,063) for the three and nine months ended September 30, 2011, respectively.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of September 30, 2011 and December 31, 2010.

(12)  Earnings per Share

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

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings attributable to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding.  As of September 30, 2011, distributions totaling $2 had been paid on the unvested shares.  Diluted EPS includes the components of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period using the two-class method.

Shares of the Company’s common stock related to the restricted common stock issuance are not included in the denominator of basic EPS until contingencies are resolved and the shares are released.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss from continuing operations	$(18,757)	$(24,352)	$(83,084)	$(81,573)
(Loss) gain on sales of investment properties	(891)	—	4,171	—
Income from continuing operations attributable to noncontrolling interests	(7)	(321)	(23)	(656)
Loss from continuing operations attributable to Company shareholders	(19,655)	(24,673)	(78,936)	(82,229)
Income (loss) from discontinued operations	14,632	(854)	20,164	(10,203)
Net loss attributable to Company shareholders	(5,023)	(25,527)	(58,772)	(92,432)
Distributions paid on unvested restricted shares	(2)	—	(2)	—
Net loss attributable to Company shareholders excluding amounts attributable to unvested restricted shares	$(5,025)	$(25,527)	$(58,774)	$(92,432)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	481,948 (a)	484,865	480,318 (a)	483,619
Effect of dilutive securities:
Stock options	— (b)	— (b)	— (b)	— (b)
Equity awards	— (c)	—	— (c)	—
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	481,948	484,865	480,318	483,619

(a)

Excluded from these weighted average amounts are 34 shares of restricted common stock, which equate to 34 and 21 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2011.

(b)

Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 139 and 104 shares as of September 30, 2011 and 2010, respectively, at a weighted average exercise price of $8.68 and $9.31, respectively. These shares were not included in the computation of diluted EPS because a loss was reported for the respective periods.

(c)

Potential common shares issuable from the vesting of restricted share awards are anti-dilutive in periods in which a loss is reported and therefore excluded from the computation of diluted EPS as the Company had a loss from continuing operations for the three and nine months ended September 30, 2011.

(13)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants.  The Company performed cash flow analyses and determined that the carrying value of two of these properties exceeded the projected undiscounted cash flows based upon the estimated holding periods for the assets.  Therefore, the Company has recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive loss.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2011, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Mesa, Arizona	Multi-tenant retail	September 30, 2011	195,000	$1,379
Winston-Salem, North Carolina	Single-user office	March 31, 2011	501,000	30,373
			Total	$31,752
	Estimated fair value of impaired properties			$19,502

During the nine months ended September 30, 2010, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Coppell, Texas (a)	Multi-tenant retail	September 30, 2010	91,000	$1,851
Southlake, Texas (a)	Multi-tenant retail	September 30, 2010	96,000	1,322
Sugarland, Texas (a)	Multi-tenant retail	June 30, 2010	61,000	1,576
University Heights, Ohio	Multi-tenant retail	June 30, 2010	287,000	6,281
				11,030
Discontinued Operations:
Richmond, Virginia	Single-user office	June 30, 2010	383,000	7,806
Hinsdale, Illinois	Single-user retail	May 28, 2010	49,000	821
				8,627
			Total	$19,657
	Estimated fair value of impaired properties			$68,351

(a)	Property was subsequently acquired by the RioCan joint venture. The impairment charge was based upon the estimated net realizable value inclusive of the projected fair value of earnout proceeds.

The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

(14)  Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at September 30, 2011 and December 31, 2010.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities	$30,028	$30,028	$34,230	$34,230
Notes receivable	$8,270	$8,354	$8,290	$8,245
Financial liabilities:
Mortgages and notes payable	$3,014,069	$3,184,880	$3,602,890	$3,628,042
Secured credit facility	$470,000	$470,000	$154,347	$154,347
Other financings	$8,477	$8,477	$8,477	$8,477
Co-venture obligation	$52,139	$55,000	$51,264	$55,000
Derivative liability	$3,130	$3,130	$2,967	$2,967

The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for notes receivable and derivative liability, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

The fair value of the financial instruments shown in the above table as of September 30, 2011 and December 31, 2010 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

•                  Co-venture obligation: The Company estimates the fair value of its co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value as of September 30, 2011 of the co-venture obligation includes $2,139 of cumulative co-venture obligation expense accretion related to the estimated additional distribution.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2011 and December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall as of September 30, 2011 and December 31, 2010.

	Level 1	Level 2	Level 3	Total
September 30, 2011
Investment in marketable securities	$30,028	—	—	$30,028
Derivative liability	$—	3,130	—	$3,130

December 31, 2010
Investment in marketable securities	$34,230	—	—	$34,230
Derivative liability	$—	2,967	—	$2,967

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the nine months ended September 30, 2011.

During the nine months ended September 30, 2011, the Company recorded asset impairment charges of $31,752 related to two of its consolidated operating properties with an estimated fair value of $19,502.  There was one asset impairment charge recorded during the three months ended September 30, 2011 related to one of the Company’s consolidated operating properties with an estimated fair value of $2,788 based upon the negotiated sales price of the related asset.  During the nine months ended September 30, 2010, the Company recorded asset impairment charges of $19,657 related to one of its consolidated operating properties, three consolidated operating properties that were partially sold to the RioCan joint venture subsequent to September 30, 2010, and two properties that have been sold with a combined estimated value of $68,351.  During the three months ended September 30, 2010, the Company recorded asset impairment charges of $3,173 related to two of its consolidated operating properties that were contributed to the RioCan joint venture subsequent to September 30, 2010.  The Company’s estimated fair value, measured on a non-recurring basis, relating to this impairment assessment was based upon a discounted cash flow model that included all estimated cash inflows and outflows over a specific holding period or the negotiated sales price, if applicable.  These cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectation for growth.  Capitalization rates and discount rates utilized in this model were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.  Based on these inputs, the Company determined that its valuations of properties using a discounted cash flow model were classified within Level 3 of the fair value hierarchy.  For the Company’s properties for which the estimated fair value was based on estimated contract prices, the Company determined that its valuation was classified within Level 2 of the fair value hierarchy.

(15)  Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of September 30, 2011, the Company could pay as much as $1,400 in the future pursuant to earnout agreements.

The Company previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining agreements, the Company has funded its total commitments of $8,680.  One of the two remaining loans requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance included in “Accounts and notes

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Condensed Consolidated Financial Statements

receivable” in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 was $8,270, and $8,290, respectively, net of allowances of $300.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of September 30, 2011, the Company has guaranteed $470,000 and $25,978 of its outstanding secured credit facility and mortgage loans, respectively, with maturity dates up to August 1, 2014.  As of September 30, 2011, the Company also guaranteed $25,911 which represents a portion of the construction debt associated with certain of its wholly-owned and consolidated joint venture properties.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Property	Construction Loan Balance at September 30, 2011	Percentage/Amount Guaranteed by the Company	Guarantee Amount
Frisco, Texas	Parkway Towne Crossing	$20,654	35%	$7,229
Henderson, Nevada	Lake Mead Crossing	48,879	15%	7,332
Henderson, Nevada	Green Valley Crossing	11,350	$11,350	11,350
		$80,883		$25,911

(16)  Subsequent Events

During the period from October 1, 2011 through the date of this filing, the Company:

•                  drew $85,000 on its senior secured revolving line of credit and used the proceeds to repay $68,700 of mortgage debt that was secured by one property, had an interest rate of 5.12% and matured on October 1, 2011.  This property was added to the collateral pool, which increased the Company’s borrowing availability by $58,760;

•                  closed on a loan modification on one of its properties, which extended the maturity of a $7,137 mortgage payable from May 28, 2012 to September 30, 2016;

•                  closed on the refinancing of an $11,350 construction loan, which resulted in an increase in the outstanding principal balance to $11,552, a change in the maximum borrowing amount to $26,000 and an extension of the maturity date from December 31, 2012 to November 2, 2014.  In conjunction with the refinancing, the Company has guaranteed 40% of the outstanding principal balance, up to a maximum of $10,400, pursuant to the terms and conditions of the loan documents;

•                  closed on the sale of a 194,900 square foot multi-tenant retail property for a sales price of $3,000, which resulted in no gain on sale and net cash proceeds of $2,630, after customary prorations at closing;

•                  closed on the purchase from the lender of a matured $4,520 mortgage payable note for a discounted price of $3,160, giving rise to $1,360 of debt forgiveness;

•                  repaid a $5,336 mortgage payable with a stated interest rate of 5.15%; and

•                  filed the third amendment to the registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of the Company’s common stock.

On October 3, 2011, the Company’s board of directors declared the distribution for the third quarter of 2011 of $0.06 per share, which was paid on October 11, 2011 to shareholders of record at the close of business on October 3, 2011.

On October 11, 2011, the RioCan joint venture acquired a 486,900 square foot multi-tenant retail property in Cedar Park, Texas for an acquisition price of $97,605, for which the Company contributed $18,886, which represented its 20% share of the acquisition price, net of closing costs.

On October 11, 2011, under the Company’s Independent Director Stock Option Plan, each non-employee, non-related party director was granted options to purchase an additional five shares of common stock.

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

The following discussion and analysis compares the three months ended September 30, 2011 to the three months ended September 30, 2010 and the nine months ended September 30, 2011 to the nine months ended September 30, 2010, and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers and single-user retail properties.  We are one of the largest owners and operators of shopping centers in the United States.  As of September 30, 2011, our retail operating portfolio consisted of 265 properties with approximately 34,835,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and includes power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties.  Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares.  Our retail properties have a weighted average age, based on annualized base rent (ABR), of only approximately 9.6 years since the initial construction or most recent major renovation.  As of September 30, 2011, our retail operating portfolio was 88.6% leased, including leases signed but not commenced.  In addition to our retail operating portfolio, as of September 30, 2011, we also held interests in 15 other operating properties, including 12 office properties and three industrial properties, 22 retail operating properties held by three unconsolidated joint ventures and four retail properties under development.  The following summarizes our consolidated operating portfolio as of September 30, 2011:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	209	28,293	85.4%	88.2%
Joint venture	56	6,542	89.6%	90.5%
Total retail	265	34,835	86.2%	88.6%

Office/Industrial
Wholly-owned	15	4,658	97.5%	97.5%
Total Consolidated Operating Portfolio	280	39,493	87.5%	89.6%

(a) Includes leases signed but not commenced.

Our shopping centers are primarily anchored or shadow anchored by strong national and regional grocers, discount retailers and other retailers that provide basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  As of September 30, 2011, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing.  Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,600 tenants with no one tenant representing more than 3.2% of the total ABR generated from our retail operating properties, or our retail ABR.

We are encouraged by the leasing activity we have achieved during the nine months ended September 30, 2011.  During the three and nine months ended September 30, 2011, we signed 136 and 374 new and renewal leases, respectively, for a total of approximately 833,000 and 2,837,000 square feet, respectively.  As we continue to sign new leases, rental rates have generally been below the previous rates and we have continued to see demands for rent abatement and capital investment, in the form of tenant improvements and leasing commissions, required from us.  However, such rental spreads appear to be stabilizing.

On February 16, 2011, Borders Group, Inc. (Borders), which, as of December 31, 2010, leased from us approximately 220,000 square feet at 10 locations, filed for bankruptcy.  On July 18, 2011, Borders announced that it was seeking approval for the liquidation of its remaining store assets, which was approved on July 21, 2011.  As of September 30, 2011, all Borders stores at locations within our portfolio had closed following completion of liquidation sales.

Company Highlights - Nine Months Ended September 30, 2011

Asset Dispositions and Debt Transactions

During the nine months ended September 30, 2011, we continued to focus on strengthening our balance sheet by deleveraging through asset dispositions and debt refinancing transactions. Specifically, we:

•	sold six operating properties aggregating 2,499,000 square feet for a combined sales price of $110,712, resulting in net proceeds of $65,537,

•	partially sold a 654,200 square foot multi-tenant retail property to our RioCan joint venture for a sales price of $110,799, resulting in net proceeds of $39,935, and

•

borrowed $150,000 on our secured term loan and an additional $165,653 on our senior secured revolving line of credit, obtained mortgages payable proceeds of $70,476, of which $60,000 was subsequently assumed by our RioCan joint venture as part of the partial sale transaction noted above, made mortgages payable repayments of $539,659 and received forgiveness of debt of $14,438.

We plan to continue to pursue opportunistic dispositions of non-retail properties and free standing, triple-net retail properties to maintain the focus of our portfolio on well located, high quality shopping centers.

Asset Acquisitions

During the nine months ended September 30, 2011, consistent with our business and growth strategies, we also took advantage of opportunities to increase our core portfolio of high quality multi-tenant retail properties.  Specifically, we acquired additional phases of two existing properties in our portfolio aggregating 120,100 square feet for a combined acquisition price of $16,805.  No debt was assumed in either acquisition, but both properties were added as collateral to our secured credit facility subsequent to closing.

Joint Ventures

During the nine months ended September 30, 2011, we dissolved a partnership with a partner in three of our development joint ventures resulting in increases to our ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots) was conveyed to our partner and our partner simultaneously repaid the related $5,730 construction loan.  Concurrently with this transaction, we also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing our total ownership interest in the property to 86.7%.  We accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the condensed consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”

During the nine months ended September 30, 2011, our RioCan joint venture continued to expand through the acquisition of additional properties.  Specifically, the RioCan joint venture acquired three additional properties aggregating 886,700 square feet, including the one property acquired from our portfolio as described above.  For the two acquisitions from third parties, we made cash contributions of an aggregate of $5,130, which represents our share of the acquisition prices, net of closing costs and mortgage proceeds.

On September 30, 2011, we paid $300 to our partner in a consolidated development joint venture to simultaneously settle the outstanding development fee liability of the joint venture and fully redeem our partner’s ownership interest in the joint venture.  The transaction resulted in an increase in our ownership interest in South Billings Center from 49.0% as of June 30, 2011 to 100%.

Distributions

We declared quarterly distributions totaling $0.19 per share for the nine months ended September 30, 2011 including the distribution for the third quarter of 2011 of $0.06 per share declared on October 3, 2011.  We have increased the quarterly distribution rate for eight consecutive quarters.

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

Comparison of the three months ended September 30, 2011 and 2010

The table below presents operating information for our same store portfolio consisting of 277 operating properties acquired or placed in service prior to July 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolio as described were owned for the three months ended September 30, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, and the properties that were partially sold to our RioCan joint venture, none of which qualified for discontinued operations accounting treatment.

	Three Months Ended September 30,
	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (277 properties):
Rental income	$118,317	$117,085	$1,232	1.1
Tenant recovery income	27,887	27,968	(81)	(0.3)
Other property income	2,292	3,559	(1,267)	(35.6)
Other investment properties:
Rental income	3,045	6,734	(3,689)	(54.8)
Tenant recovery income	411	1,841	(1,430)	(77.7)
Other property income	3	68	(65)	(95.6)
Expenses:
Same store investment properties (277 properties):
Property operating expenses	(23,210)	(22,347)	(863)	(3.9)
Real estate taxes	(19,283)	(21,934)	2,651	12.1
Other investment properties:
Property operating expenses	(859)	(1,440)	581	40.3
Real estate taxes	(472)	(1,506)	1,034	68.7
Property net operating income:
Same store investment properties	106,003	104,331	1,672	1.6
Other investment properties	2,128	5,697	(3,569)	(62.6)
Total net operating income	108,131	110,028	(1,897)	(1.7)
Other income (expense):
Straight-line rental income	(594)	3,464	(4,058)
Amortization of acquired above and below market lease intangibles	442	479	(37)
Amortization of lease inducements	(15)	(15)	—
Straight-line ground rent expense	(948)	(996)	48
Straight-line bad debt expense	1,071	(190)	1,261
Insurance captive income	—	847	(847)
Depreciation and amortization	(59,242)	(60,713)	1,471
Provision for impairment of investment properties	(1,379)	(3,173)	1,794
Loss on lease terminations	(1,477)	(4,465)	2,988
Insurance captive expenses	—	(911)	911
General and administrative expenses	(5,011)	(4,169)	(842)
Dividend income	578	670	(92)
Interest income	157	188	(31)
Gain on extinguishment of debt	991	—	991
Equity in (loss) income of unconsolidated joint ventures	(1,869)	875	(2,744)
Interest expense	(58,368)	(65,484)	7,116
Co-venture obligation expense	(1,791)	(1,791)	—
Recognized loss on marketable securities, net	—	(235)	235
Other income	567	1,239	(672)
Loss from continuing operations	(18,757)	(24,352)	5,595	23.0
Discontinued operations:
Operating income (loss)	115	(854)	969
Gain on sales of investment properties	14,517	—	14,517
Income (loss) from discontinued operations	14,632	(854)	15,486	1,813.3
Loss on sales of investment properties	(891)	—	(891)
Net loss	(5,016)	(25,206)	20,190	80.1
Net income attributable to noncontrolling interests	(7)	(321)	314	97.8
Net loss attributable to Company shareholders	$(5,023)	$(25,527)	$20,504	80.3

Total net operating income decreased by $1,897, or 1.7%.  Total rental income, tenant recovery and other property income decreased by $5,300, or 3.4%, and total property operating expenses decreased by $3,403, or 7.2%, for the three months ended September 30, 2011, as compared to September 30, 2010.

Rental income.  Rental income increased $1,232, or 1.1%, on a same store basis from $117,085 to $118,317. The same store increase is primarily due to:

•                  an increase of $2,482 composed of $6,845 as a result of contractual rent increases and new tenant leases replacing former tenants partially offset by a decrease of $4,363 from early terminations and natural expirations of certain tenant leases, partially offset by

•                  a decrease of $1,360 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $2,457, or 2.0%, from $123,819 to $121,362, primarily due to a decrease of $3,689 in other investment properties, which primarily consisted of a decrease of $4,265 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Tenant recovery and other property income.  Tenant recovery and other property income decreased $1,348, or 4.3%, on a same store basis from $31,527 to $30,179, primarily due to:

•                  a 6.3% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below, partially offset by

•                  a 0.9% increase in common area maintenance recovery income.

Overall, tenant recovery and other property income decreased $2,843, or 8.5%, from $33,436 to $30,593, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $1,455 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Property operating expenses.  Property operating expenses increased $863, or 3.9%, on a same store basis from $22,347 to $23,210.  The same store increase is primarily due to an increase in bad debt expense and certain non-recoverable property operating expenses of $1,251 and $816, respectively, partially offset by a decrease in certain recoverable property operating expenses of $1,204.

Overall, property operating expenses increased $282, or 1.2%, from $23,787 to $24,069, primarily due to the increase in the same store portfolio described above, partially offset by decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense of $463, $83 and $35, respectively in other investment properties.

Real estate taxes.  Real estate taxes decreased $2,651, or 12.1%, on a same store basis from $21,934 to $19,283.  This decrease is primarily due to a net decrease of $2,547 over 2010 real estate tax expense primarily due to decreases in assessed values.

Overall, real estate taxes decreased $3,685, or 15.7%, from $23,440 to $19,755 primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $1,123 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Other income (expense).  Other income (expense) changed from net expense of $134,380 to net expense of $126,888.  The decrease in net expense of $7,492, or 5.6%, is primarily due to:

•                  a $7,116 decrease in interest expense primarily due to:

•                  a $9,206 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•                  a decrease in interest related to our derivatives of $491 mainly as a result of hedge ineffectiveness realized in 2011, which is recorded in other income (expense), partially offset by

•                  an increase in interest on our secured credit facility of $2,501 due to increased borrowings used to repay 2011 debt maturities.

•                  a $2,988 decrease in loss on lease terminations as a result of a decrease in tenants that vacated prior to lease expiration due to bankruptcies and other tenant specific matters in 2011 as compared to 2010;

•                  a $1,794 decrease in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $1,379 and $3,173 for the three months ended September 30, 2011 and 2010, respectively.  In addition to those properties that were impaired, 25 of our properties had impairment indicators at September 30, 2011, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 46%.  Accordingly, no additional impairment provisions were warranted for these properties; partially offset by

•                  a $4,058 decrease in straight-line rental income due to the terms of, modification to and early terminations of tenant leases within our portfolio, and

•                  a $2,744 decrease in equity in income of unconsolidated joint ventures as a result of losses incurred at each of our unconsolidated joint ventures during the three months ended September 30, 2011.

Discontinued operations.  Discontinued operations consist of amounts related to six properties and eight properties that were sold during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  We closed on the sale of three single-user retail properties and three single-user industrial properties during the nine months ended September 30, 2011 aggregating 2,449,000 square feet, for a combined sales price of $110,712, net sales proceeds totaling $65,537, extinguishment or repayment of debt of $43,250 and total gains of $18,678.  Of these six sales, two occurred during the three months ended September 30, 2011 aggregating 1,110,600 square feet, for a combined sales price of $51,898, net sales proceeds totaling $8,425, extinguishment or repayment of debt of $43,250 and total gains of $14,517.  We closed on eight properties during the year ended December 31, 2010, three of which closed after July 1, 2010, aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified for held for sale accounting treatment as of September 30, 2011 or December 31, 2010.

Comparison of the nine months ended September 30, 2011 and 2010

The table below presents operating information for our same store portfolio consisting of 277 operating properties acquired or placed in service prior to January 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolio as described were owned for the nine months ended September 30, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, and the properties that were partially sold to our RioCan joint venture, none of which qualified for discontinued operations accounting treatment.

	Nine Months Ended September 30,
	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (277 properties):
Rental income	$354,143	$350,662	$3,481	1.0
Tenant recovery income	79,665	84,832	(5,167)	(6.1)
Other property income	7,843	10,496	(2,653)	(25.3)
Other investment properties:
Rental income	10,007	20,106	(10,099)	(50.2)
Tenant recovery income	1,550	5,269	(3,719)	(70.6)
Other property income	66	384	(318)	(82.8)
Expenses:
Same store investment properties (277 properties):
Property operating expenses	(71,508)	(71,463)	(45)	(0.1)
Real estate taxes	(57,177)	(64,250)	7,073	11.0
Other investment properties:
Property operating expenses	(2,656)	(4,427)	1,771	40.0
Real estate taxes	(1,902)	(4,185)	2,283	54.6
Property net operating income:
Same store investment properties	312,966	310,277	2,689	0.9
Other investment properties	7,065	17,147	(10,082)	(58.8)
Total net operating income	320,031	327,424	(7,393)	(2.3)
Other income (expense):
Straight-line rental income	22	8,703	(8,681)
Amortization of acquired above and below market lease intangibles	1,247	1,523	(276)
Amortization of lease inducements	(45)	(45)	—
Straight-line ground rent expense	(2,852)	(3,121)	269
Straight-line bad debt expense	216	(836)	1,052
Insurance captive income	—	2,253	(2,253)
Depreciation and amortization	(177,783)	(182,154)	4,371
Provision for impairment of investment properties	(31,752)	(11,030)	(20,722)
Loss on lease terminations	(8,172)	(8,763)	591
Insurance captive expenses	—	(3,034)	3,034
General and administrative expenses	(16,416)	(13,412)	(3,004)
Dividend income	1,776	3,034	(1,258)
Interest income	507	548	(41)
Gain on extinguishment of debt	15,429	—	15,429
Equity in (loss) income of unconsolidated joint ventures	(6,028)	1,609	(7,637)
Interest expense	(175,486)	(195,418)	19,932
Co-venture obligation expense	(5,375)	(5,375)	—
Recognized gain on marketable securities, net	277	536	(259)
Other income (expense)	1,320	(4,015)	5,335
Loss from continuing operations	(83,084)	(81,573)	(1,511)	(1.9)
Discontinued operations:
Operating income (loss)	1,486	(12,260)	13,746
Gain on sales of investment properties	18,678	2,057	16,621
Income (loss) from discontinued operations	20,164	(10,203)	30,367	297.6
Gain on sales of investment properties	4,171	—	4,171
Net loss	(58,749)	(91,776)	33,027	36.0
Net income attributable to noncontrolling interests	(23)	(656)	633	96.5
Net loss attributable to Company shareholders	$(58,772)	$(92,432)	$33,660	36.4

Total net operating income decreased by $7,393, or 2.3%.  Total rental income, tenant recovery and other property income decreased by $18,475, or 3.9%, and total property operating expenses decreased by $11,082, or 7.7%, for the nine months ended September 30, 2011, as compared to September 30, 2010.

Rental income.  Rental income increased $3,481, or 1.0%, on a same store basis from $350,662 to $354,143. The same store increase is primarily due to:

•                  an increase of $5,394 composed of $18,811 as a result of contractual rent increases and new tenant leases replacing former tenants partially offset by $13,417 from early terminations and natural expirations of certain tenant leases, partially offset by

•                  a decrease of $2,096 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $6,618, or 1.8%, from $370,768 to $364,150 primarily due to a decrease of $10,099 in other investment properties primarily consisting of a decrease of $10,951 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Tenant recovery and other property income.  Tenant recovery and other property income decreased $7,820, or 8.2%, on a same store basis from $95,328 to $87,508, primarily due to:

•                  a 5.5% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below, and

•                  a 3.1% decrease in common area maintenance recovery income, primarily due to a decrease in certain recoverable property operating expenses described below.

Overall, tenant recovery and other property income decreased $11,857, or 11.7%, from $100,981 to $89,124, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $3,429 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Property operating expenses.  Property operating expenses increased $45, or 0.1%, on a same store basis from $71,463 to $71,508.  The same store increase is primarily due to increases in certain non-recoverable property operating expenses and bad debt expense of $1,389 and $99, respectively, partially offset by a decrease in certain recoverable property operating expenses of $1,443.

Overall, property operating expenses decreased $1,726, or 2.3%, from $75,890 to $74,164, due to decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense of $1,322, $365 and $84, respectively, in other investment properties, partially offset by the increase in the same store portfolio described above.

Real estate taxes.  Real estate taxes decreased $7,073, or 11.0%, on a same store basis from $64,250 to $57,177.  This decrease is primarily due to:

•                  a net decrease of $4,824 over 2010 real estate tax expense primarily due to decreases in assessed values;

•                  a decrease of $1,994 in prior year estimates adjusted during the nine months ended September 30, 2011, based on actual real estate taxes paid; and

•                  an increase of $196 in real estate tax refunds received during the nine months ended September 30, 2011 for prior year tax assessment adjustments.

Overall, real estate taxes decreased $9,356, or 13.7%, from $68,435 to $59,079, primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $2,662 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Other income (expense).  Other income (expense) changed from net expense of $408,997 to net expense of $403,115.  The decrease in net expense of $5,882, or 1.4%, is primarily due to:

•                  a $19,932 decrease in interest expense primarily due to:

•                  an $18,381 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•                  the acceleration of mortgage premium amortization in conjunction with the debt repayment on one property in the amount of $4,750;

•                  a decrease in prepayment penalties and other costs associated with refinancings of $1,883;

•                  a $641 decrease in interest on notes payable as a result of the repayment of a $50,000 note payable that bore interest at 4.80% to MS Inland in December 2010, partially offset by

•                  an increase in interest on our secured credit facility of $6,300 due to increased borrowings used to repay 2011 debt maturities.

•                  a $15,429 increase in gain on extinguishment of debt due to debt forgiveness of $14,438 related to three properties which were added as collateral to our secured credit facility (see Note 10 to the condensed consolidated financial statements) and a $991 gain realized on the partial sale of one property to the RioCan joint venture, partially offset by

•                  a $20,722 increase in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $31,752 and $11,030 for the nine months ended September 30, 2011 and 2010, respectively.  In addition to those properties that were impaired, 25 of our properties had impairment indicators at September 30, 2011, undiscounted cash flows for those properties exceeded their respective carrying values by a weighted average of 46%.  Accordingly, no additional impairment provisions were warranted for these properties, and

•                  an $8,681 decrease in straight-line rental income due to the terms of, modifications to and early terminations of tenant leases within our portfolio.

Discontinued operations.  Discontinued operations consist of amounts related to six and eight properties that were sold during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.  We closed on the sale of three single-user retail properties and three single-user industrial properties during the nine months ended September 30, 2011 aggregating 2,449,000 square feet, for a combined sales price of $110,712, net sales proceeds totaling $65,537, extinguishment or repayment of debt of $43,250 and total gains of $18,678.  We closed on eight properties during the year ended December 31, 2010 aggregating 894,500 square feet, for a combined sales price of $104,635.  The aggregated sales resulted in the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified as held for sale accounting treatment as of September 30, 2011 or December 31, 2010.

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

FFO is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to Company shareholders	$(5,023)	$(25,527)	$(58,772)	$(92,432)
Add:
Depreciation and amortization	63,549	67,171	193,385	198,806
Less:
Gain on sales of investment properties	(13,626)	(2,248)	(22,849)	(3,778)
Noncontrolling interests’ share of depreciation related to consolidated joint ventures	(2,478)	(2,837)	(7,827)	(8,439)
Funds from operations	$42,422	$36,559	$103,937	$94,157

Depreciation and amortization related to investment properties for purposes of calculating FFO includes the associated components of loss on lease terminations, which encompasses the write-off of tenant related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations included in depreciation and amortization above for the three months ended September 30, 2011 and 2010 were $2,152 and $4,550, respectively.  Such amounts for the nine months ended September 30, 2011 and 2010 were $9,153 and $10,170, respectively.

The increase in FFO for the three months ended September 30, 2011 compared to the same period in 2010, including amounts related to discontinued operations, is primarily due to a decrease in interest expense of $8,722, a decrease in real estate taxes of $4,075, a decrease in impairment of investment properties of $1,794, a change from net other expense to net other income of $1,578 and a decrease in property operating expenses of $1,149, partially offset by a decrease in revenues of $11,729.

The increase in FFO for the nine months ended September 30, 2011 compared to the same period in 2010, including amounts related to discontinued operations, is primarily due to a decrease in interest expense of $25,299, an increase in gain on debt extinguishment of $15,429, a decrease in real estate taxes of $10,312, a change from net other expense to net other income of $7,622 and a decrease in property operating expenses of $4,901, partially offset by a decrease in revenues of $35,703, an increase in impairment of investment properties of $12,095 and a change in equity in income of unconsolidated joint ventures to equity in loss of unconsolidated joint ventures of $5,332.

Distributions declared per common share are based upon the weighted average number of common shares outstanding.  The distribution of $0.19 per share, or $89,202, declared for the nine months ended September 30, 2011, which includes the distribution for the third quarter of 2011 of $0.06 per share, or $30,738, declared on October 3, 2011, represented 85.8% of our FFO for the period.  The $0.14 per share, or $67,728, distribution declared for the nine months ended September 30, 2010, represented 71.9% of our FFO for the period.

Liquidity and Capital Resources

We anticipate that cash flows from all sources will provide adequate capital for the next 12 months and beyond for all scheduled monthly principal and interest payments on outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain REIT status and compliance with financial covenants of our credit agreement.

The primary expected uses and sources of our consolidated cash and cash equivalents are as follows:

USES		SOURCES
Short-Term:		Short-Term:
•	Tenant improvement allowances	•	Operating cash flow
•	Improvements made to individual properties that	•	Available borrowings under our existing revolving
	are not recoverable through common area		credit facility or an amended or new credit facility
	maintenance charges to tenants	•	Asset sales
•	Distribution payments	•	Distribution reinvestment plan
•	Debt repayment requirements, including	•	Secured loans collateralized by individual properties
	principal, interest and costs to refinance	•	Cash and cash equivalents
•	Corporate and administrative expenses

Long-Term:		Long-Term:
•	Acquisitions	•	Secured loans collateralized by individual properties
•	New development	•	Asset sales
•	Major redevelopment, renovation or expansion	•	Long-term construction project financing
	programs at individual properties	•	Joint venture equity from institutional partners
•	Debt repayment requirements, including both	•	Sales of marketable securities
principal and interest

One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities.  We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension of our share repurchase program and total or partial dispositions of assets through sales or contributions to joint ventures.  In addition, we focused on controlling operating expenses and deferring certain discretionary capital expenditures to preserve cash.  As of September 30, 2011, we had $632,235 of debt scheduled to mature through the end of 2012.  As of the date of this filing, we had repaid or received debt forgiveness for $79,213 of that debt.  For substantially all of the remaining $553,022 of debt, we plan on satisfying our obligations by refinancing this debt by using our senior secured credit facility or securing loans collateralized by individual properties, or by using proceeds from asset sales.  In certain circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender.  We may not be able to refinance our existing debt when it becomes due or obtain new financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The table below summarizes our consolidated indebtedness, net of premium and discount, at September 30, 2011:

Debt	Aggregate Principal Amount at September 30, 2011	Interest Rate / Weighted Average Interest Rate	Years to Maturity / Weighted Average Years to Maturity
Mortgages payable	$2,294,128	5.88%	6.0 years
IW JV mortgages payable (a)	492,214	7.50%	8.2 years
IW JV senior mezzanine note (b)	85,000	12.24%	8.2 years
IW JV junior mezzanine note (b)	40,000	14.00%	8.2 years
Construction loans	80,883	3.71%	0.6 years
Mezzanine note	13,900	11.00%	2.2 years
Margin payable	7,944	0.57%	0.3 years
Mortgages and notes payable	3,014,069
Secured credit facility	470,000	3.75%	1.3 years
Total consolidated indebtedness	$3,484,069

(a)	Mortgages payable can be defeased beginning January 2014.
(b)	Notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of September 30, 2011, including construction loans and IW JV 2009, LLC (IW JV) mortgages payable which are discussed further below, were $2,867,225 and had a weighted average interest rate of 6.10%.  Of this amount, $2,779,197 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.17% at September 30, 2011.  The remaining $88,028 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.97% at September 30, 2011.  Properties with a net carrying value of $4,325,647 at September 30, 2011 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $134,683 at September 30, 2011 and related tenant leases are pledged as collateral for the construction loans.  Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties.  As of September 30, 2011, our outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the nine months ended September 30, 2011, we obtained mortgages payable proceeds of $70,476, of which a $60,000 mortgage payable was subsequently assumed by the RioCan joint venture on August 22, 2011, made mortgages payable repayments of $539,659 and received debt forgiveness of $14,438.  The new mortgages payable that we entered into during the nine months ended

September 30, 2011 have interest rates ranging from 4.83% to 5.50%, a weighted average interest rate of 4.85% and maturities up to 15 years.  The stated interest rates of the loans repaid during the nine months ended September 30, 2011 ranged from 4.44% to 8.00% and had a weighted average interest rate of 5.19%.  We also entered into modifications of three existing loan agreements which extended the maturities of $16,179 of mortgages payable to May 1, 2014 and a matured mortgage payable with a balance of $5,336 to November 1, 2011, on which date it was repaid.

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

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures on December 16, 2013.  Additionally, we purchase a portion of our securities through a margin account.  As of September 30, 2011 and December 31, 2010, we had recorded a payable of $7,944 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points, which equated to 0.57% at September 30, 2011.  This debt is due upon demand.  The value of our marketable securities serves as collateral for this debt.  During the nine months ended September 30, 2011, we did not borrow on our margin account and paid down $2,073.

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

Upon closing, we borrowed the full amount of the term loan and, as of September 30, 2011, we had a total of $320,000 outstanding under the senior secured line of credit, including $154,347 that had been outstanding under our line of credit prior to the amendment and restatement of our credit agreement and $165,653 of additional borrowings.  We used the secured term loan and the additional borrowings under our senior secured revolving line of credit to, among other things, repay $513,164 of mortgage debt, excluding debt forgiveness of $14,438, which was secured by 36 properties (including one partial property) and had a weighted average interest rate of 5.14%.  As of September 30, 2011, management believes we were in compliance with all financial covenants under the credit agreement.

Availability. The aggregate availability under the senior secured revolving line of credit shall at no time exceed the lesser of (x) 65% of the appraised value of the borrowing base properties through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 60% thereafter and (y) the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.50x through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 1.60x thereafter, in each case, less the outstanding balance under the secured term loan.  As of September 30, 2011, the total availability under the revolving line of credit was $418,000, of which we had borrowed $320,000.

Maturity and Interest. The senior secured revolving line of credit and secured term loan mature on February 3, 2013 with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.  The senior secured revolving line of credit and secured term loan bear interest at a rate per annum equal to LIBOR plus a margin of between 2.75% and 4.00% based on our leverage ratio as calculated under the credit agreement.  As of September 30, 2011, the interest rate under the senior secured revolving line of credit and secured term loan was 3.75%.

Security. The senior secured revolving line of credit and secured term loan are secured by mortgages on the borrowing base properties and are our direct recourse obligation.

Financial Covenants. The senior secured revolving line of credit and secured term loan include the following financial covenants: (i) maximum leverage ratio not to exceed 67.5%, which ratio will be reduced to 65% beginning on the date of issuance of our financial statements for the quarter ending December 31, 2011 and 60% beginning on the date of issuance of our financial statements for the quarter ending June 30, 2012, (ii) minimum fixed charge coverage ratio of not less than 1.40x, which ratio will be increased to 1.45x beginning on the date of issuance of our financial statements for the quarter ending December 31, 2011 and 1.50x beginning on the date of issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $1,750,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) minimum average economic occupancy rate of greater than 80% excluding pre-stabilization properties under construction, (v) unhedged variable rate debt of not more than 20% of total asset value, (vi) maximum dividend payout ratio of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” excluding gains or losses from extraordinary items, impairments and other non-cash charges) or an amount necessary to maintain REIT status and (vii) secured recourse indebtedness and guarantee obligations excluding the senior secured revolving line of credit and secured term loan may not exceed $100,000.

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

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and the secured credit facility as of September 30, 2011 and for the remainder of 2011, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2011:

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$137,339	$398,924	$310,085	$239,299	$470,662	$1,213,765	$2,770,074	$2,937,842
Notes payable	—	—	13,900	—	—	125,000	138,900	151,066
Total fixed rate debt	$137,339	$398,924	$323,985	$239,299	$470,662	$1,338,765	$2,908,974	$3,088,908
Variable rate debt:
Mortgages payable	$29	$87,999	$—	$—	$—	$—	$88,028	$88,028
Secured credit facility	—	—	470,000	—	—	—	470,000	470,000
Margin payable	7,944	—	—	—	—	—	7,944	7,944
Total variable rate debt	7,973	87,999	470,000	—	—	—	565,972	565,972
Total maturing debt	$145,312	$486,923	$793,985	$239,299	$470,662	$1,338,765	$3,474,946	$3,654,880
Weighted average interest rate on debt:
Fixed rate debt	6.00%	5.39%	5.55%	7.13%	5.77%	7.21%
Variable rate debt	0.60%	3.97%	3.75%	—	—	—
Total	5.70%	5.13%	4.48%	7.13%	5.77%	7.21%

(a)	The debt maturity table does not include any premium or discount, of which $11,243 and $(2,120), net of accumulated amortization, respectively, were outstanding as of September 30, 2011.
(b)	Includes $67,504 of variable rate debt that was swapped to a fixed rate.

The maturity table excludes other financings and the co-venture obligation as described in Note 1 to the condensed consolidated financial statements.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of September 30, 2011, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $104,562, which are reflected in the year corresponding to the loan maturity date.

As of September 30, 2011, we had $57,276 of mortgages payable that had matured and had not been repaid or refinanced.  During the second quarter of 2010, in order to prompt discussions with the lender, we ceased making the monthly debt service payment on a

$29,965 mortgage loan.  That loan has matured and the $26,865 that was outstanding at September 30, 2011 is included in the $57,276 of total matured debt. The non-payment of this monthly debt service amounts to $1,311 annualized and does not result in noncompliance under any of our other mortgages payable and secured credit agreements.  We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however no assurance can be provided that negotiations will result in a favorable outcome.  The lender has asserted that certain events have occurred that trigger recourse to us.  However, we believe that we have substantive defenses with respect to those claims.  As of September 30, 2011, in addition to the $57,276 that had matured, we had $74,036 of mortgages payable, excluding principal amortization of $6,056, maturing in the remainder of 2011.  The following table sets forth our progress through the date of this filing in addressing 2011 maturities:

	Matured as of September 30, 2011		Maturing in Remainder of 2011
Repaid and added the underlying property as collateral to the senior secured credit facility	$—		$68,700
Other repayments including debt forgiveness	5,177	(a)	5,336
Total addressed subsequent to September 30, 2011	5,177		74,036
Actively marketing to sell related properties or otherwise negotiating with the lender	52,099	(b)	—
	$57,276		$74,036

(a)	Subsequent to September 30, 2011, we purchased a $4,520 matured mortgage payable note from the lender for a discounted price of $3,160, giving rise to debt forgiveness of $1,360.

(b)

We have attempted to negotiate and have made offers to the lender with respect to a $26,865 mortgage loan outstanding at September 30, 2011 to determine an appropriate course of action under the non-recourse loan agreement. No assurance can be provided that these negotiations will result in a favorable outcome for us. The lender has asserted that certain events have occurred that trigger recourse to us; however, we believe that we have substantive defenses with respect to those claims.

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

As part of the strengthening of our balance sheet over the last several years, we have reduced the rate of our distributions to shareholders as compared to a few years ago.  However, we have steadily increased the quarterly distribution rate and the distribution declared for the third quarter of 2011 represents the eighth consecutive quarterly increase.  The following table sets forth the amount of our distributions declared during the three and nine months ended September 30, 2011 and 2010 compared to cash flows provided by operating activities for each of these periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cash flows provided by operating activities	$43,376	$59,661	$128,387	$153,672
Distributions declared (a)	30,738	24,248	89,202	67,728
Excess	$12,638	$35,413	$39,185	$85,944

(a)

Distributions for the quarter ended September 30, 2011 were declared on October 3, 2011 to shareholders of record on that date and were paid on October 11, 2011. As such, the $30,738 included in both the three and nine months ended September 30, 2011 figures was not recorded until October 3, 2011.

Effective November 19, 2008, the board of directors voted to suspend our share repurchase program.  We maintain a distribution reinvestment program (DRP) which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under our DRP are not subject to brokerage commission fees or service charges.  In conjunction with our estimate of the value of a share of our stock for annual statement of value purposes, the board of directors amended our DRP, effective March 1, 2010, solely to modify the purchase price.  Since March 1, 2010, additional shares of our stock purchased under our DRP have been purchased at a price of $6.85 per share.  On June 14, 2011, the board of directors established an estimated per-share value of our stock of $6.95 and amended the DRP, effective August 31, 2011, solely to modify the purchase price.  The estimated value was determined by using a combination of different indicators and an internal assessment of value utilizing internal financial information under a common means of valuation under the direct capitalization method.  No independent appraisals were obtained.  Specifically, the estimate of the per-share value was made with primary consideration of the valuation of our real estate assets which was determined by our management using methodologies consistent with publicly traded real estate investment trusts in establishing net asset values, and the estimated values of other assets and liabilities determined by our management as of March 31, 2011.  In arriving at this estimated value, the board of directors considered, among other things, the continuing impact of adverse trends in the economy, the real estate industry and the current public equity markets.  As of September 30, 2011, we had issued approximately 75,465 shares pursuant to the DRP for an aggregate amount of $708,257.  During the nine months ended September 30, 2011, we received $32,754 in investor proceeds through our DRP.

Capital Expenditures and Development Joint Venture Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties will be minimal for the foreseeable future (as many of our properties have recently been constructed or renovated) and can be met with funds from operations and working capital.

The following table provides summary information regarding our consolidated and unconsolidated properties under development as of September 30, 2011.  As of September 30, 2011, we did not have any significant active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed.  As of September 30, 2011, the ABR from the portion of our development properties with respect to which construction has been completed was $994.

		Our Ownership		Carrying Value at		Construction Loan Balance at
Location	Description	Percentage		September 30, 2011 (a)		September 30, 2011
Henderson, Nevada	Green Valley Crossing	50.0%		$27,114		$11,350
Billings, Montana	South Billings Center	100.0%	(b)	4,763		—
Nashville, Tennessee	Bellevue Mall	100.0%		26,448		—
Denver, Colorado	Hampton Retail Colorado	95.8%		2,450	(c)	2,631	(d)
				$60,775		$13,981

(a)	Represents the total investment less accumulated depreciation.
(b)	On September 30, 2011, we paid our partner $300 to simultaneously settle the outstanding development fee liability and fully redeem our partner’s ownership interest.
(c)

Represents the total investment less accumulated depreciation for one property under development. There is an additional $17,862 of carrying value related to four operational properties held by the joint venture.

(d)

The construction loan balance is only the portion related to one property under development held by the joint venture. There is an additional $16,233 construction loan related to four operational properties held by the joint venture.

Asset Disposition and Operating Joint Venture Activity

During 2010 and the nine months ended September 30, 2011, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts.  The following table highlights the results of our asset dispositions, including partial sales, during 2010 and the nine months ended September 30, 2011:

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2011 Partial Sales (through September 30, 2011)	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions (through September 30, 2011)	6	2,449,000	$110,712	$43,250	$65,537
2010 Partial Sales	8	1,146,200	$159,918	$97,888	$48,616
2010 Dispositions	8	894,500	$104,635	$106,791	$21,024

Asset Acquisitions

During the nine months ended September 30, 2011, consistent with our core operating property growth strategy, we acquired additional phases of two of our existing multi-tenant retail operating properties.  The following table highlights our asset acquisitions during the nine months ended September 30, 2011:

	Number of Assets Acquired	Square Footage	Combined Purchase Price	Debt (a)
2011 Acquisitions (through September 30, 2011)	2	120,100	$16,805	—

(a)	No debt was assumed in either acquisition, but both properties were subsequently added as collateral to the secured credit facility.

We did not acquire any properties during 2010.

Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2011 and 2010

Cash Flows from Operating Activities

Cash flows provided by operating activities were $128,387 and $153,672 for the nine months ended September 30, 2011 and 2010, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt.  The $25,285 decrease in operating cash flows is primarily attributable to a decrease in total NOI of $10,824, of which $7,393 was generated from continuing operations, an increase in payments of leasing fees of $3,093, a decrease in distributions on investments in unconsolidated joint ventures of $2,630, a decrease in dividends received of $1,282 and timing of payments for property operating expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $111,107 and $19,845, respectively, for the nine months ended September 30, 2011 and 2010.  During the nine months ended September 30, 2011 and 2010, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $160,303 and $92,218, respectively, and we received distributions of investments in unconsolidated joint ventures of $2,384 and none, respectively.  During the nine months ended September 30, 2011 and 2010, cash used for acquisitions of additional phases of existing properties and earnouts at existing properties totaled $16,555 and $651, respectively.  Amounts used to fund restricted escrow accounts, some of which are required under certain mortgage arrangements, were $3,395 and $47,416, respectively.  In addition, $20,205 and $22,670, respectively, were used for capital expenditures and tenant improvements, $2,441 and $2,705, respectively, were used for existing developments projects and $9,557 and $3,307, respectively, were invested in our unconsolidated joint ventures.

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

Cash Flows from Financing Activities

Cash flows used in financing activities were $253,089 and $183,405, respectively, for the nine months ended September 30, 2011 and 2010.  We used $195,854 and $165,877, respectively, related to the net activity from principal payments, payoffs, the payment and refund of fees and deposits, other financings, the co-venture arrangement, net proceeds from our secured credit facility and new mortgages secured by our properties.  During the nine months ended September 30, 2011 and 2010, we also (used) generated $(2,073) and $18,154, respectively, through the net borrowing of margin debt.  We paid $52,561 and $35,783, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders for the nine months ended September 30, 2011 and 2010.

We have addressed a significant amount of mortgage debt exposure over the past few years and with our focus on leasing activity to increase occupancy and operating cash flows, we believe that we will be able to meet our short-term and long-term cash requirements.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund.  Under the joint venture agreement we contributed 20% of the equity and our joint venture partner contributed 80% of the equity.  As of September 30, 2011, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption.

On May 20, 2010, we entered into definitive agreements to form our RioCan joint venture.  As of September 30, 2011, our RioCan joint venture had acquired nine multi-tenant retail properties from us, eight of which were acquired during 2010, for an aggregate purchase price of $270,241 and had assumed from us mortgages payable on these properties totaling approximately $157,888.  During the nine months ended September 30, 2011, our RioCan joint venture acquired one multi-tenant retail property from us for a purchase price of $110,799 and assumed the related mortgage payable of $60,000.  In addition, during the nine months ended September 30, 2011, our RioCan joint venture acquired two multi-tenant retail properties in Texas from unaffiliated third parties for which we contributed $5,130 as our share of the acquisition price net of closing costs and mortgage proceeds.  We had a 20% equity interest in our RioCan joint venture as of September 30, 2011.

In addition, we have entered into the two other unconsolidated joint ventures that are described in Note 11 to the condensed consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures as of September 30, 2011, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$187,827	5.16%	5.0 years
MS Inland (b)	20.0%	$176,587	5.29%	2.5 years
Hampton Retail Colorado (c)	95.8%	$18,864	5.40%	2.9 years

(a)

Aggregate principal amount excludes mortgage premiums of $1,632 and discounts of $1,253, net of accumulated amortization. As of September 30, 2011, our RioCan joint venture has two mortgages payable maturing in the remainder of 2011 or 2012, with an aggregate principal balance of $19,025 and a weighted average interest rate of 5.54%.

(b)

Aggregate principal amount excludes mortgage premiums of $30 and discounts of $125, net of accumulated amortization. As of September 30, 2011, our MS Inland joint venture has four mortgages payable maturing in the remainder of 2011 or 2012, with an aggregate principal balance of $89,366 and a weighted average interest rate of 5.49%.

(c)

The weighted average interest rate increases to 6.15% on September 5, 2012 and to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premiums of $3,557, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of September 30, 2011 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of September 30, 2011, we may pay as much as $1,400 in the future if retail space covered by earnout agreements is leased.

We previously entered into one construction loan agreement, one secured installment note and one other installment note agreement, one of which was impaired as of December 31, 2009 and written off on March 31, 2010.  In conjunction with the two remaining note agreements, we have funded our total commitments of $8,680.  The combined receivable balance included in “Accounts and notes receivable” in the accompanying condensed consolidated balance sheets at September 30, 2011 and December 31, 2010 was $8,270 and $8,290, respectively, net of allowances of $300.

Critical Accounting Policies and Estimates

Our 2010 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts.  For the nine months ended September 30, 2011, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain recent accounting pronouncements that we have recently adopted and that we expect to adopt in 2012.

Subsequent Events

During the period from October 1, 2011 through the date of this filing, we:

•                  drew $85,000 on our senior secured revolving line of credit and used the proceeds to repay $68,700 of mortgage debt that was secured by one property, had an interest rate of 5.12% and matured on October 1, 2011.  This property was added to the collateral pool, which increased our borrowing availability by $58,760;

•                  closed on a loan modification on one of our properties, which extended the maturity of a $7,137 mortgage payable from May 28, 2012 to September 30, 2016;

•                  closed on the refinancing of an $11,350 construction loan, which resulted in an increase in the outstanding principal balance to $11,552, a change in the maximum borrowing amount to $26,000 and an extension of the maturity date from December 31, 2012 to November 2, 2014.  In conjunction with the refinancing, we have guaranteed 40% of the outstanding principal balance, up to a maximum of $10,400, pursuant to the terms and conditions of the loan documents;

•                  closed on the sale of a 194,900 square foot multi-tenant retail property for a sales price of $3,000, which resulted in no gain on sale and net cash proceeds of $2,630, after customary prorations at closing;

•                  closed on the purchase from the lender of a matured $4,520 mortgage payable note for a discounted price of $3,160, giving rise to $1,360 of debt forgiveness;

•                  repaid a $5,336 mortgage payable with a stated interest rate of 5.15%; and

•                  filed the third amendment to the registration statement on Form S-11/A with the Securities and Exchange Commission regarding a proposed public offering of our common stock.

On October 3, 2011, our board of directors declared the distribution for the third quarter of 2011 of $0.06 per share, which was paid on October 11, 2011 to shareholders of record at the close of business on October 3, 2011.

On October 11, 2011, the RioCan joint venture acquired a 486,900 square foot multi-tenant retail property in Cedar Park, Texas for an acquisition price of $97,605, for which we contributed $18,886, which represented our 20% share of the acquisition price, net of closing costs.

On October 11, 2011, under our Independent Director Stock Option Plan, each non-employee, non-related party director was granted options to purchase an additional five shares of common stock.

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

The combined carrying amount of our mortgages payable, notes payable, secured credit facility and co-venture obligation is approximately $173,672 lower than the fair value as of September 30, 2011.

We had $565,972 of variable-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 3.74% at September 30, 2011.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1% based on debt outstanding as of September 30, 2011, interest expense would increase by approximately $5,660 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

As of September 30, 2011, our investment in marketable securities totaled $30,028, which included $17,986 of accumulated unrealized gain.  In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $15,014 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $2,972.  For the nine months ended September 30, 2011, our cash flows from operating activities included $1,753 that we received as distributions on our marketable securities.  We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future.  Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

Based on management’s evaluation as of September 30, 2011, our chief executive officer, president, chief financial officer and treasurer and chief accounting officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our chief executive officer, president, chief financial officer and treasurer and our chief accounting officer to allow timely decisions regarding required disclosure.

There were no changes to our internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1A.  Risk Factors

As a result of events that occurred during the six months ended June 30, 2011 which are described above and were described in our second quarter 2011 Form 10-Q, management believes that the risk factor relating to the requested closing agreement with respect to the past administration of our DRP that is presented in our annual report on Form 10-K for the year ended December 31, 2010 is no longer applicable.

There have been no other material changes to our risk factors during the nine months ended September 30, 2011 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three-Month Periods and Nine-Month Periods Ended September 30, 2011 and 2010, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2011 and 2010, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010, and (v) Notes to Condensed Consolidated Financial Statements.*

*

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

By:	/s/ Steven P. Grimes

Steven P. Grimes
Chief Executive Officer, President, Chief Financial Officer and Treasurer

Date:	November 7, 2011

By:	/s/ James W. Kleifges

James W. Kleifges
Chief Accounting Officer

Date:	November 7, 2011