Form 10-K
period 2011-12-31
INLAND WESTERN RETAIL REAL ESTATE TRUST INC
filed 2012-02-22
CIK 1222840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Title of class:
Common stock, $.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☒

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

As of February 16, 2012, there were 485,494,609 shares of common stock outstanding.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

PART I

All share amounts and dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts.  Operating portfolio information presented in this report excludes one non-stabilized operating property, unless otherwise noted.  We define non-stabilized properties as those properties that have not achieved 90% or greater occupancy since their development and have been operational for less than one year.  In this report, all references to “we,” “our,” and “us” refer collectively to Inland Western Retail Real Estate Trust, Inc. and its subsidiaries, including consolidated joint ventures.

Item 1.  Business

General

We are a fully integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers, as well as single-user retail properties. We are one of the largest owners and operators of shopping centers in the United States.  As of December 31, 2011, our retail operating portfolio consisted of 259 properties with approximately 34,649,000 square feet of gross leasable area, or GLA, was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties.  Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares.  Our retail properties have a weighted average age, based on annualized base rent, or ABR, of approximately 9.8 years since the initial construction or most recent major renovation.  As of December 31, 2011, our retail operating portfolio was 90.4% leased, including leases signed but not commenced.  In addition to our retail operating portfolio, as of December 31, 2011, we also held interests in 15 other consolidated operating properties, including 12 office properties and three industrial properties, as well as 24 retail operating properties held by three unconsolidated joint ventures, one non-stabilized retail operating property and three retail properties under development.  The following summarizes our consolidated operating portfolio as of December 31, 2011:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	204	28,108	87.4%	90.2%
Consolidated joint venture	55	6,541	90.2%	91.3%
Total retail operating portfolio	259	34,649	87.9%	90.4%

Office/Industrial
Wholly-owned	15	4,658	97.5%	97.5%
Total consolidated operating portfolio	274	39,307	89.1%	91.2%

(a)      Includes leases signed but not commenced.

As of December 31, 2011, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

Operating History

We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting obligations since 2003.  As of December 31, 2011, we had over 111,000 shareholders of record.  We were initially sponsored by The Inland Group, Inc. (The Inland Group) and its affiliates, but we have not been affiliated with The Inland Group since the internalization of our management in November 2007.

Competition

In seeking new investment opportunities, we compete with other real estate investors, including pension funds, insurance companies, foreign investors, real estate partnerships, other real estate investment trusts (REITs), private individuals and other real estate companies, some of which have greater financial resources than we do.  With respect to properties presently owned by us, we compete with other owners of like properties for tenants.  There can be no assurance that we will be able to successfully compete with such entities in development, acquisition, and leasing activities in the future.

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

•                  consumer demographics;

•                  quality, design and location of properties;

•                  total number and geographic distribution of properties;

•                  diversity of retailers and anchor tenants at shopping center locations;

•                  management and operational expertise; and

•                  rental rates.

Based on these factors, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enables us to compete effectively for retail tenants in our local markets.  Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers.  These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, Internet sales and telemarketing.

Tax Status

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code.  To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains.  As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we currently distribute to our shareholders.  If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate tax rates.  Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income.  We have one wholly-owned consolidated subsidiary that has elected to be treated as a taxable REIT subsidiary, or TRS, for U.S federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.

Regulation

General

The properties in our portfolio are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of the existing properties has the necessary permits and approvals to operate its business.

Americans with Disabilities Act

Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.  We believe the existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA.  Refer to Item 1A. “Risk Factors” for more information regarding compliance with the ADA.

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

Independent environmental consultants have conducted Phase I Environmental Site Assessments or similar environmental audits for all of our investment properties at the time they were acquired. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property.  These environmental site assessments generally involve a review of records and visual inspection of the property but do not include soil sampling or ground water analysis.  These environmental site assessments have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on our operations.  Refer to Item 1A. “Risk Factors” for more information regarding environmental matters.

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

Employees

As of December 31, 2011, we had 265 employees.

Access to Company Information

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

RISKS RELATING TO OUR BUSINESS AND OUR PROPERTIES

There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our retail properties.

Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control.  Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•                  adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties, or lease defaults by our tenants;

•                  the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation and government deficits (including the European sovereign debt crisis), high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

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

The U.S. economy is still experiencing weakness from the recent severe recession, which resulted in increased unemployment, the bankruptcy or weakened financial condition of a number of large retailers, decreased consumer spending, a decline in residential and commercial property values and reduced demand and rental rates for retail space.  Although the U.S. economy has emerged from the recent recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years.  If the economic recovery slows or stalls, we may continue to experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, and tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations, any of which could adversely affect our cash flow, financial condition and results of operations.

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

In order to attract new tenants and retain existing tenants, we may be required to offer more substantial rent abatements, tenant improvements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants.  As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow.  Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures.  This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our financial condition, results of operations and cash flow.

Rents associated with new leases for the properties in our portfolio may be less than expiring rents (lease roll-down), which may adversely affect our financial condition, results of operations and cash flow.

Our operating results depend upon our ability to maintain and increase rental rates at our properties while also maintaining or increasing occupancy.  As a result of various factors, including competitive pricing pressure in our markets and the recent severe recession, the rental rates that we charge tenants have generally declined and our ability to maintain our current rental rates or increase those rates in the future may be limited.  Since current rental rates have declined as compared to expiring leases in our portfolio, the rental rates for expiring leases may be higher than starting rental rates for new leases and we may also be required to offer greater rental concessions than we have historically.  The rental rate spread between expiring leases and new leases may vary both from property to property and among different leased spaces within a single property.  If we are unable to obtain sufficient rental rates across our portfolio, our results of operations and cash flow and our ability to satisfy our debt obligations and make distributions to our shareholders will be adversely affected.

We have experienced aggregate net losses attributable to Company shareholders for the years ended December 31, 2011, 2010 and 2009, and we may experience future losses.

We had net losses attributable to Company shareholders of approximately $72,609, $95,843 and $112,335 for the years ended December 31, 2011, 2010 and 2009, respectively.  If we continue to incur significant net losses in the future or such losses increase, our financial condition, results of operations, cash flow and our ability to service our indebtedness and make distributions to our shareholders could be materially and adversely affected.

We have a high concentration of properties in the Dallas-Fort Worth-Arlington area, and adverse economic and other developments in that area could have a material adverse effect on us.

As of December 31, 2011, approximately 11.8% of the GLA and approximately 15.0% of the ABR from our retail operating portfolio were represented by properties located in the Dallas-Fort Worth-Arlington area.  As a result, we are particularly susceptible to adverse economic and other developments in this area, including increased unemployment, industry slowdowns, business layoffs or downsizing, decreased consumer confidence, relocations of businesses, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.

Our inability to collect rents from tenants may negatively impact our financial condition and our ability to make distributions to our shareholders.

Substantially all of our income is derived from rentals of real property.  Therefore, our financial condition, results of operations and cash flow materially depend on the financial stability of our tenants, any of which may experience a change in their business at any time, and our ability to continue to lease space in our properties on economically favorable terms.  If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales, and new tenants might be less willing to pay minimum rents as high as they would otherwise pay.  Further, tenants may delay lease commencements, decline to extend or renew a lease upon its expiration or on terms favorable to us, or exercise early termination rights (to the extent available).  If a number of our tenants are unable to make their rental payments to us and otherwise meet their lease obligations, our ability to meet debt and other financial obligations and to make distributions to our shareholders may be adversely affected.

We may be unable to renew leases, lease vacant space or re-let space as leases expire, which could adversely affect our financial condition and results of operations.

Approximately 12.1%, excluding leases signed but not commenced, of the total GLA in our retail operating portfolio was vacant as of December 31, 2011.  In addition, leases accounting for approximately 32.2% of the ABR in our retail operating portfolio as of December 31, 2011 are scheduled to expire between 2012 and 2014.  We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants.  If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and cash available for distributions could be adversely affected.

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

Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years.  We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent.  Any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the bankruptcy laws of the United States.  Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy rents from these entities or their properties, unless we receive an order from the bankruptcy court permitting us to do so.  A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums.  If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim for damages.  This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims, and our claim would be capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid.  Therefore, if a lease is rejected, it is unlikely we would receive any payments from the tenant, or we would receive substantially less than the full value of any unsecured claims we hold, which would result in a reduction in our rental income, cash flow and in the amount of cash available for distribution to our shareholders.  On February 16, 2011, Borders Group, Inc. (Borders), which, as of December 31, 2010, leased from us approximately 220,000 square feet at 10 locations, representing $2,600 of annualized base rent, filed for bankruptcy.  On July 18, 2011, Borders announced that it was seeking approval for the liquidation of its remaining store assets, which was approved on July 21, 2011.  As of December 31, 2011, all Borders stores at locations within our portfolio had closed following completion of liquidation sales.

Our expenses may remain constant or increase, even if income from our properties decreases, causing our financial condition and results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate and personal property taxes, insurance, utilities and corporate expenses, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease.  If we are unable to decrease our operating costs when our revenue declines, our financial condition, results of operations and ability to make distributions to our shareholders may be adversely affected.  In addition, inflationary price increases could result in increased operating costs for us and our tenants and, to the extent we are unable to pass along those price increases or are unable to recover operating expenses from tenants, our operating expenses may increase, which could adversely affect our financial condition, results of operations and ability to make distributions to our shareholders.

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

We continue to evaluate the market of available properties and may acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•                  we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds;

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

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

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

In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain.  In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains.  Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs) from operating cash flow.  Consequently, we rely on third-party sources to fund our capital needs.  We may not be able to obtain the necessary financing on favorable terms, in the time period we desire, or at all.  Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third-party sources of capital depends, in part, on:

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

Real estate investments generally cannot be sold quickly.  Our ability to dispose of properties on advantageous terms depends on factors beyond on our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future.  In addition, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective.  As a result of such tax laws and the uncertainty of market conditions, our ability to promptly make changes to our portfolio as necessary to respond to economic and other conditions may be limited, and we cannot provide any assurance that we will be able to sell such properties at a profit, or at all.  Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to acquire properties strategically and pay down indebtedness and would limit our ability to make distributions to our shareholders.

In addition, certain of our leases contain provisions giving the tenant a right to purchase the property, which can take the form of a fixed price purchase option, a fair market value purchase option, a put option, a right of first refusal or a right of first offer.  When acquiring a property in the future, we may also agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property.  These provisions may restrict our ability to sell a property at opportune times or on favorable terms and, as a result, may adversely impact our cash flows and results of operations.

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

We have made and may continue to make investments in joint ventures or other partnership arrangements between us and our joint venture partners.  As of December 31, 2011, we held 55 operating properties with 6,541,000 square feet of GLA and a portion of one other property with 311,000 square feet of GLA in two consolidated joint ventures (excluding an operating phase of one recently developed operating property that has not yet reached initial stabilization held in one consolidated joint venture) and 24 operating properties with 4,507,000 square feet of GLA in three unconsolidated joint ventures.  Investments in joint ventures or other partnership arrangements involve risks not present were a third party not involved, including the following:

•                  we do not have exclusive control over the development, financing, leasing, management and other aspects of the property or joint venture, which may prevent us from taking actions that are in our best interest but opposed by our partners or co-venturers;

•                  prior consent of our joint venture partners or co-venturers may be required for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in the joint venture;

•                  two of our unconsolidated operating joint venture agreements have, and future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

•                  our partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions necessary to refinance debt or to fund tenant improvements or development or renovation projects for the joint venture properties, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities;

•                  our partners or co-venturers may have competing interests in our markets that could create conflict of interest issues;

•                  our partners or co-venturers may have economic or business interests or goals that are inconsistent with our interests or goals and may take actions contrary to our instructions, requests, policies or objectives;

•                  two of our joint venture agreements have, and future joint venture agreements may contain, provisions limiting our ability to solicit or otherwise attempt to persuade any tenant to relocate to another property not owned by the joint venture;

•                  our partners or co-venturers may take actions that could jeopardize our REIT status or require us to pay tax;

•                actions by partners or co-venturers might subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture or other adverse consequences that may reduce our returns;

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

Our construction and development activities include risks that are different and, in most cases, greater than the risks associated with our acquisition of fully developed and operating properties.  We may provide a completion of construction and principal guaranty to the construction lender.  As a result of such a guaranty, we may subject a property to liabilities in excess of those contemplated and thus reduce our return to investors.  As of December 31, 2011, we had guaranteed $18,591 of construction loans associated with certain of our wholly-owned and consolidated joint venture properties.

In addition to the risks associated with real estate investments in general, as described elsewhere, the risks associated with our development activities include:

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

Bankruptcy of our developers could impose delays and costs on us with respect to the development of retail properties and may adversely affect our financial condition and results of operations.

The bankruptcy of one of the developers in any of our development joint ventures could materially and adversely affect the relevant property or properties.  If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of the developer may require us to honor a completion guarantee and, therefore, might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.

We have 17 properties in our portfolio that are either completely or partially on land subject to ground leases.  Accordingly, we only own a long-term leasehold or similar interest in those properties.  If we are found to be in breach of a ground lease, we could lose the right to use the property.  In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases.  Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2018 and 2105. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time.  Furthermore, we can provide no assurances that we will be able to renew our ground lease upon expiration. If we were to lose the right to use a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.

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

In addition, insurance risks associated with potential terrorist acts could sharply increase the premium we pay for coverage against property and casualty claims.  Further, mortgage lenders, in some cases, insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans.  It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties.  In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses.  We cannot assure our shareholders that we will have adequate coverage for such losses and, to the extent we must pay unexpectedly large amounts for insurance, our financial condition, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.

Some of our properties are subject to potential natural or other disasters, which could cause significant damage to our properties and adversely affect our financial condition and results of operations.

A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to our properties.  For example, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms.  In addition, a number of our properties are located in California and other regions that are especially susceptible to earthquakes.  If we experience a loss, due to such natural disasters or other relevant factors, that is uninsured or which exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties, which could adversely affect our financial condition and results of operations.  In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties were irreparably damaged.

We may incur liability with respect to contaminated property or incur costs to comply with environmental laws, which may negatively impact our financial condition and results of operations.

Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several.  In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral.  Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property.  Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes.  Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials.  We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so.

In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of waste and underground and aboveground storage tanks.  Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability. These environmental liabilities could affect a tenant’s ability to make rental payments to us.  Moreover, changes in laws could increase the potential costs of compliance with environmental laws, health and safety laws or increase liability for noncompliance.  This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.

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

Our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation and may adversely impact our financial condition and results of operations.

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

A decline in the fair value of our assets may require us to recognize an impairment against such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets.  If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be unrecoverable.  Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale.  In addition, there may be significant uncertainty in the valuation, or in the stability of the value, of our properties or any other assets and those of our unconsolidated joint ventures, that could result in a substantial decrease in the value of our properties and those of our unconsolidated joint ventures.  As a result, we may not be able to recover the carrying amount of our properties and/or our investments in our unconsolidated joint ventures and we may be required to recognize an impairment charge.  For the years ended December 31, 2011, 2010 and 2009, we recognized aggregate impairment charges related to investment properties and notes receivable of $39,981, $23,057 and $82,022, respectively (including $1,958, $12,027 and $37,100, respectively, reflected in discontinued operations).  We may be required to recognize additional asset impairment charges in the future, which could materially and adversely affect our financial condition, liquidity and results of operations.

Our investment in marketable securities has negatively impacted our results of operations and may do so in the future.

Currently, our investment in marketable securities consists of preferred and common stock that are classified as available-for-sale and recorded at fair value.  We have recognized other-than-temporary impairments related to our investment in these securities primarily as a result of the severity of the decline in market value and the length of time over which these securities experienced such declines.  For example, other-than-temporary impairments were none for the years ended December 31, 2011 and 2010 and $24,831 for the year ended December 31, 2009.  As of December 31, 2011, our net investment in marketable securities totaled $30,385, which included $18,343 of accumulated unrealized net gain.  If our stock positions decline in value, we could take additional other-than-temporary impairments, which could materially and adversely affect our results of operations.  In addition, we purchase a portion of our securities through a margin account.  If the value of those securities declines and we face a margin call, we may be required to sell those securities at unfavorable times and record a loss or to post additional cash as collateral, which could adversely affect our financial condition, results and operations and our ability to satisfy our debt obligations and make distributions to our shareholders.

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

RISKS RELATED TO OUR DEBT FINANCING

We had $3,481,218 of consolidated indebtedness outstanding as of December 31, 2011, which could adversely affect our financial health and operating flexibility.

We have a substantial amount of indebtedness.  As of December 31, 2011, we had $3,481,218 of aggregate consolidated indebtedness outstanding, substantially all of which was secured by one or more of our properties or our equity interests in our joint ventures. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available to pursue desirable business opportunities, pay operating expenses and make distributions to our shareholders.

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

•      limiting our ability or increasing the costs to refinance indebtedness, including the $527,377 and $879,254 of our indebtedness maturing in 2012 and 2013, respectively;

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

On February 4, 2011, we amended and restated our existing credit agreement to provide for a senior secured credit facility in the aggregate amount of $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan with a number of financial institutions.  The credit agreement governing this senior secured revolving line of credit and secured term loan requires compliance with certain financial and operating covenants, including, among other things, a leverage ratio, certain coverage ratios and net worth covenants, a covenant regarding minimum occupancy, limitations on our ability to incur unhedged variable rate debt or recourse indebtedness, limitations on our investments in unimproved land, unconsolidated joint ventures, construction in progress and mortgage notes receivable.  The credit agreement also requires us to obtain consent prior to selling assets above a certain value or increasing our total assets by more than a certain amount as a result of a merger. In addition, our senior secured revolving line of credit and secured term loan limit our distributions to the greater of 95% of funds from operations, or FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.  The senior secured revolving line of credit and secured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness of Inland Western Retail Real Estate Trust, Inc. in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate subject to certain carveouts, failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.  These provisions could limit our ability to make distributions to our shareholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial returns to our shareholders.  In addition, a breach of these covenants or other event of default would allow the lenders to accelerate payment of advances under the credit agreement. If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our financial condition.

In addition, and in connection with the debt refinancing transaction of IW JV 2009, LLC (IW JV), a consolidated joint venture that owns a portfolio of investment properties, we entered into a lockbox and cash management agreement pursuant to which substantially all of the income generated by the IW JV properties is deposited directly into a lockbox account established by the lender.  In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account for the benefit of the lender and held as additional security after the payment of interest and approved property operating expenses.  Cash will not be distributed to us from these accounts until the earlier of a cash sweep event cure or the repayment of the mortgage loan, senior mezzanine note and junior mezzanine note.  As of December 31, 2011, we were in compliance with the terms of the cash management agreement; however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.

Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.

We incur mortgage indebtedness and other borrowings, which reduces the funds available for distributions required to maintain our status as a REIT and to avoid income and excise tax.

We have historically incurred mortgage indebtedness and other borrowings in order to finance acquisitions or ongoing operations and we intend to continue to do so in the future. Our debt service and repayment requirements will not be reduced regardless of our actual cash flows.  In addition, in order to maintain our qualification as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and we are generally subject to corporate tax on any retained income.  As a result, if our future cash flow is not sufficient to meet our debt service and repayment requirements and the REIT distribution requirements, we may be required to use cash reserves, incur additional debt, sell equity securities or liquidate assets in order to meet those requirements.  However, we cannot provide assurance that capital will be available from such sources on favorable terms or at all, which may negatively impact our financial condition, results of operations and ability to make distributions to our shareholders.

Substantially all of the mortgage indebtedness we incur is secured, which increases our risk of loss since defaults may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.

As of December 31, 2011, we had a total of $3,334,777, net of premium of $10,858 and discount of $2,003, of indebtedness secured by 265 of our 274 operating properties and one non-stabilized operating property.  Because substantially all of our properties are mortgaged to secure payments of indebtedness, we are subject to the risk of property loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default.

As of December 31, 2011, we had $51,769 of mortgage loans that had matured, which were secured by two properties with 788,134 square feet of GLA representing $7,323 of ABR.  We can provide no assurance that we will be able to restructure our current obligations under the mortgage loans that matured or that our negotiations with the lenders will result in favorable outcomes to us.  Failure to restructure our mortgage obligations could result in default and foreclosure actions and loss of the underlying properties.  In the event that we default on other mortgages in the future, either as a result of ceasing to make debt service payments or the failure to meet applicable covenants, we may have additional properties that are subject to potential foreclosure.  In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.

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

Dislocations in the credit markets, generally or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all.  The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers.  Although the credit markets have since stabilized, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms and higher interest rate spreads.  As a result, we may not be able to refinance our existing debt when it comes due or to obtain new debt financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure our indebtedness, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.  In addition, if a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, the values of our properties may decline further, which could limit our ability to obtain future debt financing, refinance existing debt or utilize existing debt commitments and thus materially and adversely affect our financial condition, particularly if it occurs at a time when we have significant debt maturities coming due.

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

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium on their shares of common stock, including:

•               “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter, may impose special shareholder voting requirements unless certain minimum price conditions are satisfied; and

•                 “control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of outstanding “control shares”) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

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

In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law.  As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist.  Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited.  In addition, we will be obligated to advance the defense costs incurred by our directors and our officers with indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.

RISKS RELATING TO OUR REIT STATUS

Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders and materially and adversely affect our financial condition and results of operations.

We believe that we have been organized, owned and operated in conformity with the requirements for qualification and taxation as a REIT under the Code beginning with our taxable year ended December 31, 2003, and that our intended manner of ownership and operation will enable us to continue to meet the requirements for qualification and taxation as a REIT for U.S. federal income tax purposes.  However, we cannot assure you that we have qualified or will qualify as such. Shareholders should be aware that qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control.  Future legislation, new regulations, administrative interpretations or court decisions may significantly change the tax laws or the application of the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of such qualification.

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

Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on net income from certain “prohibited transactions,” taxes on income from certain activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes.  In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT.  Also, our subsidiaries that are TRSs will be subject to regular corporate U.S. federal, state and local taxes.  To the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes as well. Any of these taxes would decrease our earnings and our cash available for distributions to shareholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

In order to qualify as a REIT, we generally are required to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our shareholders.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income.  In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than the minimum amount specified under the Code.  Moreover, our senior secured revolving line of credit and secured term loan may limit our distributions to the minimum amount required to maintain REIT status.  Specifically, they limit our distributions to the greater of 95% of FFO or the amount necessary for us to maintain our qualification as a REIT.  To the extent these limits prevent us from distributing 100% of our REIT taxable income, we will be subject to income tax, and potentially excise tax, on the retained amounts.

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

Certain dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are currently subject to U.S. federal income tax at a maximum rate of 15% and are scheduled to be taxed at ordinary income rates for taxable years beginning after December 31, 2012.  Dividends payable by REITs, however, are generally not eligible for the current reduced rates.  The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended.  We cannot predict if or when any new U.S. federal income tax law, regulation, or administrative interpretation, or any amendment to any existing U.S. federal income tax law, Treasury regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively.  We and our shareholders could be adversely affected by any such change in, or any new, U.S. federal income tax law, Treasury regulation or administrative interpretation.

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

If anyone attempts to transfer or own shares of stock in a way that would violate the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit or the common stock ownership limit. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.  Anyone who acquires or owns shares of stock in violation of the aggregate stock ownership limit or the common stock ownership limit, unless such ownership limit or limits have been waived by our board of directors, or in violation of the other restrictions on transfer or ownership in our charter, bears the risk of a financial loss when the shares of stock are redeemed or sold if the market price of our stock falls between the date of purchase and the date of redemption or sale.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code limit our ability to hedge our liabilities.  Generally, income from a hedging transaction we enter into to manage risk of interest rate fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests.  To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS.  This could increase the cost of our hedging activities because our TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in any of our TRSs will generally not provide any tax benefit, except for being carried forward for use against future taxable income in the TRSs.

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

GENERAL INVESTMENT RISKS

The statement of value for shareholders subject to Employee Retirement Income Security Act (ERISA) and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.

The statement of estimated value for shareholders subject to ERISA and to certain other plan shareholders is only an estimate and may not reflect the actual value of our shares.  The statement of estimated value is based on the estimated value of each share of common stock as of the specified date.  The board of directors, in part, utilized third party sources and advice in estimating value, which reflects, among other things, the impact of the adverse trends in the economy and the real estate industry. Because this is only an estimate, we may subsequently revise any valuation that is provided.  We cannot assure that:

•                  this estimate of value could actually be realized by us or by our shareholders upon liquidation;

•                  shareholders could realize this estimate of value if they were to attempt to sell their shares of common stock now or in the future;

•                  this estimate of value reflects the price or prices at which our common stock would or could trade if it were listed on a national stock exchange or included for quotation on a national market system; or

•                  the statement of value complies with any reporting and disclosure or annual valuation requirements under ERISA or other applicable law.

On June 14, 2011, our board of directors established an estimated per-share value of our common stock of $6.95 to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (“FINRA”) rules and to assist fiduciaries in discharging their obligations under ERISA reporting requirements.  Since August 31, 2011, additional shares of our common stock purchased under the distribution reinvestment program (DRP) have been purchased at $6.95 per share.

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

Our share repurchase program is suspended thereby reducing the potential liquidity of a shareholders’ investment.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth summary information regarding our consolidated operating portfolio at December 31, 2011 (GLA and dollars (other than per square foot information) in thousands).  This information is grouped into geographic regions based on the manner in which we have structured our property management and leasing operations.  Due to our continued, measurable progress on disposing of our non-core asset base and to better align with our strategic initiatives going forward, we have realigned our property management and leasing operations into groups corresponding to the four geographic regions described below instead of the five regions we previously used .  For additional property details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Geographic Area	Number of Properties	GLA	Percent of Total GLA (a)	Percent Leased (b)	ABR	Percent of Total ABR (a)	ABR Per Leased Sq. Ft. (c)

North
Connecticut, Indiana, Maine, Maryland, Massachusetts, Michigan, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont	83	10,626	30.7%	90.5%	$136,163	31.6%	$14.16

East
Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, South Carolina, Tennessee, Virginia	68	8,628	24.9%	90.5%	101,404	23.6%	12.98

West
Arizona, California, Colorado, Iowa, Kansas, Montana, Nevada, New Mexico, Utah, Washington, Wisconsin	50	7,806	22.5%	83.2%	91,276	21.2%	14.06

South
Louisiana, Oklahoma, Texas	58	7,589	21.9%	86.4%	101,572	23.6%	15.50

Total - retail operating portfolio (d)	259	34,649	100.0%	87.9%	430,415	100.0%	14.13

Office	12	3,335		96.5%	39,081		12.15

Industrial	3	1,323		100.0%	6,844		5.17

Total consolidated operating portfolio	274	39,307		89.1%	$476,340		$13.61

(a)	Percentages are only provided for our retail operating portfolio.

(b)

Based on leases commenced as of December 31, 2011 and calculated as leased GLA divided by total GLA.  As of December 31, 2011, the consolidated operating portfolio was 91.2% leased including leases signed but not commenced.

(c)	Represents ABR divided by leased GLA.

(d)

Includes (i) 55 properties consisting of 6,541 of GLA and representing $84,062 of ABR held in one joint venture in which we have a 77% interest and (ii) a portion of one property consisting of 311 of GLA and representing $6,488 of ABR held in one joint venture in which we have a 95% interest.

The following sets forth information regarding the 20 largest tenants in our retail operating portfolio, based on ABR, as of December 31, 2011 (GLA and dollars, other than per square foot information, in thousands).

Tenant (a)	Number of Stores	Leased GLA	Percent of Leased GLA (b)	ABR	Percent of Total ABR (c)	ABR per Leased GLA (d)	Type of Business
Best Buy Co., Inc. (e)	27	1,047	3.4%	$14,147	3.3%	$13.51	Electronics
TJX Companies, Inc. (f)	37	1,120	3.7%	10,498	2.4%	9.37	Discount Clothing
Rite Aid Corporation	34	421	1.4%	10,320	2.4%	24.51	Drug Store
The Stop & Shop Supermarket Company	10	479	1.6%	10,007	2.3%	20.89	Grocery
Ross Stores, Inc.	31	925	3.0%	9,197	2.1%	9.94	Discount Clothing
The Home Depot, Inc.	9	1,097	3.6%	9,137	2.1%	8.33	Home Improvement
Bed Bath & Beyond, Inc. (g)	26	714	2.3%	9,110	2.1%	12.76	Home Goods
PetSmart, Inc.	30	643	2.1%	8,675	2.0%	13.49	Pet Supplies
Kohl’s Corporation	14	1,143	3.8%	8,095	1.9%	7.08	Discount Department Store
The Sports Authority	16	682	2.2%	7,793	1.8%	11.43	Sporting Goods
Supervalu Inc. (h)	9	505	1.7%	7,188	1.7%	14.23	Grocery
Pier 1 Imports Inc.	38	388	1.3%	7,188	1.7%	18.53	Home Goods
Publix Super Markets, Inc.	16	635	2.1%	6,724	1.6%	10.59	Grocery
Edwards Theatres	2	219	0.7%	6,558	1.5%	29.95	Theatre
Dick’s Sporting Goods, Inc. (i)	12	558	1.8%	6,381	1.5%	11.44	Sporting Goods
Michaels	24	551	1.8%	6,093	1.4%	11.06	Arts & Crafts
Office Depot, Inc.	22	458	1.5%	6,050	1.4%	13.21	Office Supplies
Wal-Mart Stores, Inc. (j)	5	861	2.8%	5,876	1.4%	6.82	Discount Department Store
Gap Inc. (k)	25	374	1.2%	5,048	1.2%	13.50	Clothing
Rave Cinemas	2	162	0.5%	4,626	1.1%	28.56	Theatre
	389	12,982	42.5%	$158,711	36.9%	$12.23

(a)           Excludes 3 office tenants, Hewitt Associates LLC consisting of 1,162 square feet of GLA and $15,106 of ABR, Zurich American Insurance Company, consisting of 895 square feet of GLA and $10,476 of ABR and GMAC Insurance Management Corp consisting of 501 square feet of GLA and $5,476 of ABR, and one industrial tenant, Cost Plus consisting of 1,036 square feet of GLA and $5,242 of ABR.

(b)           Represents the percentage of total leased GLA of our consolidated retail operating properties.

(c)           Represents the percentage of total retail ABR.

(d)           Represents annualized base rent divided by leased GLA.

(e)           Includes Best Buy (26 locations) and Pacific Sales (one location).

(f)            Includes TJ Maxx (17 locations), Marshalls (17 locations) and HomeGoods (three locations).

(g)           Includes Bed Bath & Beyond (24 locations), Buy Buy Baby (one location) and the Christmas Tree Shops (one location).

(h)          Includes Jewel Osco (two locations), Shaw’s Supermarkets (two locations), Shop N Save (two locations), Shoppers Food Warehouse (two locations) and Save-A-Lot (one location).

(i)             Includes Dick’s Sporting Goods (10 locations) and Golf Galaxy (two locations).

(j)             Includes Wal-Mart (four locations) and Sam’s Club (one location).

(k)          Includes Old Navy (19 locations), The Gap (three locations) and Banana Republic (three locations).

The following table sets forth a summary, as of December 31, 2011, of lease expirations scheduled to occur during each of the ten calendar years from 2012 to 2021 and thereafter, assuming no exercise of renewal options or early termination rights.  The following table is based on leases commenced as of December 31, 2011 for our retail operating portfolio.  Dollars (other than per square foot information) and square feet of GLA are presented in thousands in the table.

Lease Expiration Year	Number of Expiring Leases	GLA	Percent of Leased GLA	ABR	Percent of Total ABR	ABR per Leased Sq. Ft. (a)
2012 (b)	484	1,535	5.0%	$29,208	6.8%	$19.03
2013	546	2,691	8.8%	43,686	10.1%	16.23
2014	607	4,007	13.2%	61,311	14.3%	15.30
2015	409	3,328	10.9%	47,022	10.9%	14.13
2016	354	2,774	9.1%	43,417	10.1%	15.65
2017	176	2,169	7.1%	27,810	6.5%	12.82
2018	95	1,114	3.7%	17,356	4.0%	15.58
2019	89	1,633	5.4%	23,276	5.4%	14.25
2020	94	2,021	6.6%	23,696	5.5%	11.72
2021	91	1,883	6.2%	25,746	6.0%	13.67
Thereafter	202	7,039	23.1%	83,531	19.4%	11.87
Month-to-Month	61	277	0.9%	4,356	1.0%	15.73
Leased Total	3,208	30,471	100.0%	$430,415	100.0%	$14.13

(a) Represents ABR divided by leased GLA.

(b) Excludes month-to-month leases.

As of December 31, 2011, the weighted average lease term of leases at our office and industrial properties, based on ABR, was 5.8 years, with no expirations prior to 2014.

Item 3.  Legal Proceedings

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our shares of common stock.  In order for qualified plans to report account values as required by ERISA, we have historically provided an estimated share value on an annual basis.  As of December 31, 2009, the annual statement of value for shareholders subject to ERISA was estimated to be $6.85 per share.  We did not publish an estimated annual statement of value of our common stock as of December 31, 2010 due to our intent to pursue the initial listing of our existing common stock on a national securities exchange, which remains our intent.  On June 14, 2011, our board of directors established an estimated per-share value of our common stock of $6.95 to assist broker dealers in connection with their obligations under applicable FINRA rules and to assist fiduciaries in discharging their obligations under ERISA reporting requirements.

Under the DRP, a shareholder may acquire, from time to time, additional shares of our stock by reinvesting cash distributions payable by us to such shareholder without incurring any brokerage commission, fees or service charges.  Since August 31, 2011, additional shares of our common stock purchased under the DRP have been purchased at $6.95 per share.

Shareholders

As of December 31, 2011, we had 111,851 shareholders of record.

Distributions

We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes.  Our future distributions will be at the sole discretion of our board of directors.  When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.

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

The table below sets forth the quarterly dividend distributions per common share for the years ended December 31, 2011 and 2010:

	2011	2010
First quarter	$0.05938	$0.04375
Second quarter	0.0625	0.04625
Third quarter (a)	0.06375	0.05
Fourth quarter	0.065	0.05625
Total	$0.25063	$0.19625

(a)           The 2011 third quarter distribution was declared on October 3, 2011 to shareholders of record on that date and was paid on October 11, 2011.

The following table compares cash flows provided by operating activities to distributions declared for the years ended December 31, 2011 and 2010:

	2011	2010
Cash flows provided by operating activities	$174,607	$184,072
Distributions declared	120,647	94,579
Excess	$53,960	$89,493

For each of these periods, our cash flows provided by operating activities exceeded the amount of our distributions declared.

Equity Compensation Plan Information

We have adopted an Amended and Restated Independent Director Stock Option Plan (Option Plan) which, subject to certain conditions, provides for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  Generally, these options are granted with an exercise price equal to the estimated fair value of the shares on the date granted and are subject to vesting.  As of December 31, 2011, options to purchase one share have been exercised.

At our annual shareholders’ meeting held on October 14, 2008, our shareholders approved the establishment of the Equity Compensation Plan (Equity Plan), which, subject to certain conditions, authorizes (at the discretion of our board of directors) the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to our employees in connection with compensation and incentive arrangements that may be established by the board of directors.  As of December 31, 2011, 34 shares of restricted stock under the Equity Plan have been granted.

The table below sets forth the following information as of December 31, 2011: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options; (ii) the weighted average exercise price of such options, and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans other than the outstanding options described above.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares of common stock reflected in Column (a))
Equity Compensation Plans Approved by Shareholders	174	$8.33	10,166
Equity Compensation Plans Not Approved by Shareholders	—	—	—

Item 6.  Selected Financial Data

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

For the years ended December 31, 2011, 2010, 2009, 2008 and 2007

(Amounts in thousands, except per share amounts)

	2011	2010	2009	2008	2007
Net investment properties	$5,260,788	$5,686,473	$6,103,782	$6,631,506	$6,727,154
Total assets	$5,941,894	$6,386,836	$6,928,365	$7,606,664	$8,305,831
Total debt	$3,481,218	$3,757,237	$4,110,985	$4,627,602	$4,346,160
Total shareholders’ equity	$2,135,024	$2,294,902	$2,441,550	$2,572,348	$3,598,765

Total revenues	$605,683	$632,429	$648,598	$690,957	$679,054
Expenses:
Depreciation and amortization	235,598	240,720	243,571	243,659	234,513
Other	249,256	235,096	278,341	363,463	279,434
Total	484,854	475,816	521,912	607,122	513,947
Operating income	120,829	156,613	126,686	83,835	165,107
Gain on extinguishment of debt, net	16,705	—	—	—	2,486
Equity in (loss) income of unconsolidated joint ventures, net	(6,437)	2,025	(11,299)	(4,939)	96
Interest expense	(232,400)	(257,208)	(228,271)	(205,149)	(196,886)
Other non-operating (expense) income	(1,828)	(3,250)	5,354	(533,829)	29,397
(Loss) income from continuing operations	(103,131)	(101,820)	(107,530)	(660,082)	200
Income (loss) from discontinued operations	24,647	7,113	(7,879)	(23,131)	42,834
Gain on sales of investment properties	5,906	—	—	—	—
Net (loss) income	(72,578)	(94,707)	(115,409)	(683,213)	43,034
Net (income) loss attributable to noncontrolling interests	(31)	(1,136)	3,074	(514)	(1,365)
Net (loss) income attributable to Company shareholders	$(72,609)	$(95,843)	$(112,335)	$(683,727)	$41,669
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.20)	$(0.21)	$(0.22)	$(1.37)	$—
Discontinued operations	0.05	0.01	(0.01)	(0.05)	0.09
Net (loss) earnings per share attributable to Company shareholders (a)	$(0.15)	$(0.20)	$(0.23)	$(1.42)	$0.09

Distributions declared (b)	$120,647	$94,579	$75,040	$308,798	$292,615
Distributions declared per common share (a)	$0.25	$0.20	$0.16	$0.64	$0.64
Funds from operations (c)	$195,105	$168,390	$216,567	$(265,896)	$301,161
Cash flows provided by operating activities (b)	$174,607	$184,072	$249,837	$309,351	$318,641
Cash flows provided by (used in) investing activities	$107,471	$154,400	$193,706	$(178,555)	$(511,676)
Cash flows (used in) provided by financing activities	$(276,282)	$(321,747)	$(438,806)	$(126,989)	$82,644
Weighted average number of common shares outstanding-basic and diluted	481,141	483,743	480,310	481,442	454,287

The selected financial data above should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report.  Previously reported selected financial data reflects certain reclassifications of revenues and expenses to discontinued operations as a result of the sales of investment properties in 2011.

(a)

The net (loss) income and distributions declared per common share are based upon the weighted average number of common shares outstanding. The $0.25 per share distribution declared for the year ended December 31, 2011 represented 62% of our FFO for the period. Our distribution of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. For the year ended December 31, 2011, 80% of the $116,050 tax basis distribution in 2011 represented non-dividend distributions. In order to maintain our qualification as a REIT, we must annually distribute to shareholders at least 90% of our REIT taxable income, not including capital gains. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

(b)	The following table compares cash flows provided by operating activities to distributions declared:

	2011	2010	2009	2008	2007
Cash flows provided by operating activities	$174,607	$184,072	$249,837	$309,351	$318,641
Distributions declared	120,647	94,579	75,040	308,798	292,615
Excess	$53,960	$89,493	$174,797	$553	$26,026

(c)         One of our objectives is to provide cash distributions to our shareholders from cash generated from our operations. Cash generated from operations is not equivalent to our (loss) income from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net (loss) income computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization and impairment charges on investment properties, including adjustments for unconsolidated joint ventures in which the REIT holds an interest. Previously, our FFO calculation did not exclude impairment charges on investment properties. However, during the fourth quarter of 2011, NAREIT revised its definition of FFO to exclude impairment charges recorded on investment properties, including adjustments for unconsolidated joint ventures in which the issuer holds an interest. We have adopted the NAREIT definition in our computation of FFO, inclusive of the aforementioned recent revisions for all periods presented below. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. FFO is not intended to be an alternative to “Net Income” as an indicator of our performance, nor an alternative to “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

	2011	2010	2009	2008	2007
Net (loss) income attributable to Company shareholders	$(72,609)	$(95,843)	$(112,335)	$(683,727)	$41,669
Add:
Depreciation and amortization	255,182	267,500	279,361	337,070	280,688
Provision for impairment of investment properties	43,937	23,057	73,762	83,505	13,560
Less:
Gain on sales of investment properties	(30,415)	(24,465)	(21,545)	—	(31,313)
Noncontrolling interests share of depreciation related to consolidated joint ventures	(990)	(1,859)	(2,676)	(2,744)	(3,443)
Funds from operations	$195,105	$168,390	$216,567	$(265,896)	$301,161

During 2011, we revised our calculation of FFO as it relates to IW JV to more accurately reflect the nature of our co-venture partner’s investment as a financing arrangement (refer to Note 11 within the accompanying notes to the consolidated financial statements for a description of IW JV). Accordingly, the 2010 and 2009 calculations of FFO have been revised to conform to the 2011 presentation.

Depreciation and amortization related to investment properties for purposes of calculating FFO include loss on lease terminations, which encompasses the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations.  Total loss on lease terminations included in depreciation and amortization above for the years ended December 31, 2011, 2010, 2009, 2008, and 2007 were $9,704, $15,523, $17,550, $64,245 and $12,489, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act).  Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events.  Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them.  We do not guarantee that the transactions and events described will happen as described (or that they will happen at all).  You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases.  You can also identify forward-looking statements by discussions of strategies, plans or intentions.  Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

The following discussion and analysis compares the years ended December 31, 2011, 2010 and 2009, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers, as well as single-user retail properties.  We are one of the largest owners and operators of shopping centers in the United States.  As of December 31, 2011, our retail operating portfolio consisted of 259 properties with approximately 34,649,000 square feet of GLA, was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties.  Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares.  Our retail properties have a weighted average age, based on ABR, of approximately 9.8 years since the initial construction or most recent major renovation.  As of December 31, 2011, our retail operating portfolio was 90.4% leased, including leases signed but not commenced.  In addition to our retail operating portfolio, as of December 31, 2011, we also held interests in 15 other consolidated operating properties, including 12 office properties and three industrial properties, as well as 24 retail operating properties held by three unconsolidated joint ventures, one non-stabilized retail operating property and three retail properties under development.  The following summarizes our consolidated operating portfolio as of December 31, 2011:

Description	Number of Properties	GLA (in thousands)	Percent Leased	Percent Leased and Leases Signed (a)
Retail
Wholly-owned	204	28,108	87.4%	90.2%
Consolidated joint venture	55	6,541	90.2%	91.3%
Total retail operating portfolio	259	34,649	87.9%	90.4%

Office/Industrial
Wholly-owned	15	4,658	97.5%	97.5%
Total consolidated operating portfolio	274	39,307	89.1%	91.2%

(a)           Includes leases signed but not commenced.

As of December 31, 2011, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s.  Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

2011 Company Highlights

Leasing Activity

We are encouraged by the leasing activity we achieved in our consolidated retail operating portfolio during 2011, having signed 189 new leases for approximately 1,616,000 square feet and 333 renewal leases for approximately 2,505,000 square feet, representing a renewal rate of 86.6%.  For new leases, rental rates have generally been below the previous rates and we have continued to see demands for rent abatement and capital investment, in the form of tenant improvements and leasing commissions, required from us.  However, such rental spreads for new leases appear to be stabilizing and rental rates on renewal leases signed during 2011 increased by 4.0% over previous rental rates.

Asset Dispositions and Debt Transactions

In 2011, we continued to focus on strengthening our balance sheet by deleveraging through asset dispositions and debt refinancing transactions. Specifically, we:

•

sold 11 operating properties aggregating 2,792,200 square feet, including five single-user retail properties and three single-user industrial properties aggregating 2,522,800 square feet, for a combined sales price of $144,342, resulting in net proceeds of $98,088;

•	partially sold a 654,200 square foot multi-tenant retail property to our RioCan joint venture for a sales price of $110,799, resulting in net proceeds of $39,935;

•	borrowed $150,000 on our secured term loan and an additional $250,653 on our senior secured revolving line of credit;

•	obtained mortgages payable proceeds of $91,579, of which $60,000 was subsequently assumed by our RioCan joint venture in conjunction with the partial sale transaction noted above; and

•	made mortgages payable repayments of $637,474, excluding principal amortization of $40,597, and received forgiveness of debt of $15,798.

In 2012, we plan to continue to pursue opportunistic dispositions of non-retail properties, free standing triple-net retail properties and non-strategic multi-tenant properties to maintain the focus of our portfolio on well located, high quality shopping centers.

Asset Acquisitions

In 2011, consistent with our business and growth strategies, we also took advantage of opportunities to increase our core portfolio of high quality multi-tenant retail properties.  Specifically, we acquired additional phases of two existing properties in our portfolio aggregating 120,100 square feet for a combined acquisition price of $16,805.  No debt was assumed in either acquisition, but both properties were added as collateral to our secured credit facility subsequent to closing.

Joint Ventures

During 2011, our RioCan joint venture continued to acquire additional properties.  Specifically, the RioCan joint venture acquired five additional properties aggregating 1,839,000 square feet, including the one property acquired from our portfolio as described above.  For the four acquisitions from third parties, we made net cash contributions of $32,173, which represents our share of the acquisition prices, net of customary prorations and mortgage proceeds.

In 2011, we dissolved a partnership with a partner in three of our development joint ventures resulting in increases to our ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots, which we subsequently sold in separate transactions during 2011) was conveyed to our partner and our partner simultaneously repaid the related $5,730 construction loan.  Such conveyance of property resulted in a $14,235 decrease in “Developments in progress” in our consolidated balance sheets.  Concurrently with this transaction, we also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing our total ownership interest in the property to 86.7%.  We accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”  With respect to Lake Mead Crossing, we continue to hold a controlling financial interest in that joint venture and, therefore, continue to consolidate the underlying accounts and balances within our consolidated financial statements.

On September 30, 2011, we paid $300 to our partner in a consolidated development joint venture to simultaneously settle the outstanding development fee liability of the joint venture and fully redeem our partner’s ownership interest in the joint venture.  The transaction resulted in an increase in our ownership interest in South Billings Center from 40.0% as of December 31, 2010 to 100%.

Distributions

We declared quarterly distributions totaling $0.25 per share during 2011.  We have increased the quarterly distribution rate for nine consecutive quarters.

Results of Operations

We believe that net operating income (NOI) is a useful measure of our operating performance.  We define NOI as operating revenues (rental income, tenant recovery income, other property income, excluding straight-line rental income, amortization of lease inducements and amortization of acquired above and below market lease intangibles) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense and straight-line bad debt expense).  Other real estate investment trusts (REITs) may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

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

Comparison of the years ended December 31, 2011 and December 31, 2010

The table below presents operating information for our same store portfolio consisting of 273 operating properties acquired or placed in service prior to January 1, 2010, along with reconciliation to net operating income.  The properties in the same store portfolio as described were owned for the years ended December 31, 2011 and 2010.  The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, and the properties that were partially sold to our RioCan joint venture during 2010 and 2011, none of which qualified for discontinued operations accounting treatment.

	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (273 properties):
Rental income	$472,162	$466,623	$5,539	1.2
Tenant recovery income	107,839	107,491	348	0.3
Other property income	10,084	14,692	(4,608)	(31.4)
Other investment properties:
Rental income	11,606	24,631	(13,025)
Tenant recovery income	1,906	5,835	(3,929)
Other property income	71	779	(708)
Expenses:
Same store investment properties (273 properties):
Property operating expenses	(95,474)	(94,675)	(799)	(0.8)
Real estate taxes	(76,959)	(79,931)	2,972	3.7
Other investment properties:
Property operating expenses	(3,152)	(5,261)	2,109
Real estate taxes	(2,584)	(4,399)	1,815
Net operating income:
Same store investment properties	417,652	414,200	3,452	0.8
Other investment properties	7,847	21,585	(13,738)
Total net operating income	425,499	435,785	(10,286)	(2.4)
Other income (expense):
Straight-line rental income	404	7,513	(7,109)
Amortization of acquired above and below market lease intangibles, net	1,702	1,929	(227)
Amortization of lease inducements	(91)	(60)	(31)
Straight-line ground rent expense	(3,801)	(4,109)	308
Straight-line bad debt expense	54	(368)	422
Insurance captive income	—	2,996	(2,996)
Depreciation and amortization	(235,598)	(240,720)	5,122
Provision for impairment of investment properties	(38,023)	(11,030)	(26,993)
Loss on lease terminations	(8,712)	(13,812)	5,100
Insurance captive expenses	—	(3,392)	3,392
General and administrative expenses	(20,605)	(18,119)	(2,486)
Dividend income	2,538	3,472	(934)
Interest income	663	740	(77)
Gain on extinguishment of debt, net	16,705	—	16,705
Equity in (loss) income of unconsolidated joint ventures, net	(6,437)	2,025	(8,462)
Interest expense	(232,400)	(257,208)	24,808
Co-venture obligation expense	(7,167)	(7,167)	—
Recognized gain on marketable securities, net	277	4,007	(3,730)
Other income (expense), net	1,861	(4,302)	6,163
Total other expense	(528,630)	(537,605)	8,975	1.7
Loss from continuing operations	(103,131)	(101,820)	(1,311)	(1.3)
Discontinued operations:
Operating income (loss), net	138	(16,693)	16,831
Gain on sales of investment properties, net	24,509	23,806	703
Income from discontinued operations	24,647	7,113	17,534	246.5
Gain on sales of investment properties	5,906	—	5,906
Net loss	(72,578)	(94,707)	22,129	23.4
Net income attributable to noncontrolling interests	(31)	(1,136)	1,105	97.3
Net loss attributable to Company shareholders	$(72,609)	$(95,843)	$23,234	24.2

Total net operating income decreased by $10,286, or 2.4%.  Total rental income, tenant recovery and other property income decreased by $16,383, or 2.6%, and total property operating expenses and real estate taxes decreased by $6,097, or 3.3%, for the year ended December 31, 2011, as compared to December 31, 2010.

Rental income.  Rental income increased $5,539, or 1.2%, on a same store basis from $466,623 to $472,162. The same store increase is primarily due to:

•                  an increase of $8,099 consisting of $24,958 resulting from contractual rent increases and new tenant leases replacing former tenants, partially offset by a decrease of $16,859 from early terminations and natural expirations of certain tenant leases, partially offset by

•                  a decrease of $2,647 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased $7,486, or 1.5%, from $491,254 to $483,768, due to a rental income decrease of $13,025 in other investment properties, which primarily consisted of a decrease of $14,474 related to properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.  This decrease was partially offset by the same store increase discussed above and an increase of $1,437 from two additional phases of existing properties acquired in 2011 as well as increased occupancy at our non-stabilized operating and development properties.

Tenant recovery and other property income.  Tenant recovery and other property income decreased $4,260, or 3.5%, on a same store basis from $122,183 to $117,923, primarily due to reductions in the 2010 tenant recovery income estimates as a result of common area maintenance and real estate tax expense reconciliations completed during the year ended December 31, 2011.

Total tenant recovery and other property income decreased $8,897, or 6.9%, from $128,797 to $119,900, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income of $3,798 resulting from properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Property operating expenses.  Property operating expenses increased $799, or 0.8%, on a same store basis from $94,675 to $95,474.  The same store increase is primarily due to an increase in certain non-recoverable property operating expenses and bad debt expense of $1,295 and $556, respectively, partially offset by a decrease in certain recoverable property operating expenses of $1,052.

Total property operating expenses decreased $1,310, or 1.3%, from $99,936 to $98,626, primarily due to decreases in certain recoverable and non-recoverable property operating expenses in other investment properties of $1,678 and $518, respectively, partially offset by the same store increase described above and an increase in bad debt expense of $87 in other investment properties.

Real estate taxes.  Real estate taxes decreased $2,972, or 3.7%, on a same store basis from $79,931 to $76,959.  This decrease is primarily due to:

•      a decrease of $2,039 in prior year estimates adjusted during 2011, based on actual real estate taxes paid;

•      a net decrease of $715 over 2010 real estate tax expense primarily due to decreases in assessed values, and

•                  a $134 increase in real estate tax refunds received during 2011 resulting from our successful appeal of prior year tax assessments.

Overall, real estate taxes decreased $4,787, or 5.7%, from $84,330 to $79,543 primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $2,521 related to properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.

Other income (expense).  Total other expense decreased $8,975, or 1.7%, from $537,605 to $528,630, primarily due to:

•                  a $24,808 decrease in interest expense primarily consisting of:

•      a $26,211 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•                  the acceleration of mortgage premium amortization in conjunction with the debt repayment on one property in the amount of $4,750;

•      a decrease in prepayment penalties and other costs associated with refinancings of $1,942;

•      an $853 decrease in interest on notes payable as a result of the repayment of a $50,000 note payable that bore interest at 4.80% to MS Inland in December 2010, partially offset by

•                  an increase in interest on our secured credit facility of $9,464 due to increased borrowings used to repay 2011 mortgage debt maturities.

•                  a $16,705 increase in net gain on extinguishment of debt primarily resulting from debt forgiveness of $14,438 related to three properties which were added as collateral to our secured credit facility (see Note 10 to the consolidated financial statements), a $991 gain realized on the partial sale of one property to the RioCan joint venture and a $1,360 gain realized on the purchase of a matured mortgage payable note, partially offset by an $84 loss on debt extinguishment related to the modification of a $7,137 mortgage payable;

•                  a $6,163 change in other income (expense) from net expense of $4,302 in 2010 to net income of $1,861 in 2011, as 2010 includes $4,000 related to a settled litigation matter and $3,044 related to rate lock extension fees, partially offset by

•                  a $26,993 increase in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 15 and 16 to the consolidated financial statements), we recognized impairment charges of $38,023 and $11,030 for the years ended December 31, 2011 and 2010, respectively.  In addition to those properties that were impaired, 22 of our properties at December 31, 2011 had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants.  The undiscounted future cash flows for those 22 properties exceeded their respective carrying values by a weighted average of 44%.  Accordingly, no additional impairment provisions were warranted for these properties.  As of December 31, 2010, 39 of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 51%;

•                  an $8,462 change from equity in income of unconsolidated joint ventures to equity in loss of unconsolidated joint ventures primarily as a result of impairment charges of $4,128, of which our share was $3,956, at our Hampton joint venture, as well as losses incurred at each of our other unconsolidated joint ventures during the year ended December 31, 2011, and

•                  a $7,109 decrease in straight-line rental income due to the terms of, modification to and early terminations of tenant leases within our portfolio.

Discontinued operations.  Discontinued operations consist of amounts related to 11 properties and eight properties that were sold during the years ended December 31, 2011 and December 31, 2010, respectively.  We closed on the sale of five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for a combined sales price of $144,342, net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509.  We closed on eight properties during the year ended December 31, 2010, aggregating 894,500 square feet, for a combined sales price of $104,635, the extinguishment or repayment of $106,791 of debt, net sales proceeds totaling $21,024 and total gains of $23,806.  The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center.  Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.  There were no properties that qualified for held for sale accounting treatment as of December 31, 2011 or December 31, 2010.

Comparison of the years ended December 31, 2010 to December 31, 2009

The table below presents operating information for our same store portfolio consisting of 274 operating properties acquired or placed in service prior to January 1, 2009, along with reconciliation to net operating income.  The properties in the same store portfolio as described were owned for the years ended December 31, 2010 and 2009.  The properties in “Other investment properties” include our development properties and the properties that were partially sold to our RioCan joint venture in 2010, none of which qualified for discontinued operations accounting treatment.  The property that was partially sold to our RioCan joint venture in 2011 is included in the same store portfolio in the table below.

	2010	2009	Impact	Percentage
Revenues:
Same store investment properties (274 properties):
Rental income	$473,744	$479,428	$(5,684)	(1.2)
Tenant recovery income	109,669	114,833	(5,164)	(4.5)
Other property income	15,014	18,429	(3,415)	(18.5)
Other investment properties:
Rental income	17,510	18,486	(976)
Tenant recovery income	3,657	4,972	(1,315)
Other property income	457	91	366
Expenses:
Same store investment properties (274 properties):
Property operating expenses	(96,073)	(108,500)	12,427	11.5
Real estate taxes	(81,413)	(87,802)	6,389	7.3
Other investment properties:
Property operating expenses	(3,863)	(4,475)	612
Real estate taxes	(2,917)	(4,042)	1,125
Net operating income:
Same store investment properties	420,941	416,388	4,553	1.1
Other investment properties	14,844	15,032	(188)
Total net operating income	435,785	431,420	4,365	1.0
Other income (expense):
Straight-line rental income	7,513	7,873	(360)
Amortization of acquired above and below market lease intangibles, net	1,929	2,285	(356)
Amortization of lease inducements	(60)	(60)	—
Straight-line ground rent expense	(4,109)	(3,987)	(122)
Straight-line bad debt expense	(368)	(3,408)	3,040
Insurance captive income	2,996	2,261	735
Depreciation and amortization	(240,720)	(243,571)	2,851
Provision for impairment of investment properties	(11,030)	(27,600)	16,570
Loss on lease terminations	(13,812)	(13,681)	(131)
Insurance captive expenses	(3,392)	(3,655)	263
General and administrative expenses	(18,119)	(21,191)	3,072
Dividend income	3,472	10,132	(6,660)
Interest income	740	1,483	(743)
Equity in income (loss) of unconsolidated joint ventures, net	2,025	(11,299)	13,324
Interest expense	(257,208)	(228,271)	(28,937)
Co-venture obligation expense	(7,167)	(597)	(6,570)
Recognized gain on marketable securities, net	4,007	18,039	(14,032)
Impairment of notes receivable	—	(17,322)	17,322
Gain on interest rate locks	—	3,989	(3,989)
Other expense, net	(4,302)	(10,370)	6,068
Total other expense	(537,605)	(538,950)	1,345	0.2
Loss from continuing operations	(101,820)	(107,530)	5,710	5.3
Discontinued operations:
Operating loss, net	(16,693)	(34,262)	17,569
Gain on sales of investment properties, net	23,806	26,383	(2,577)
Income (loss) from discontinued operations	7,113	(7,879)	14,992	190.3
Net loss	(94,707)	(115,409)	20,702	17.9
Net (income) loss attributable to noncontrolling interests	(1,136)	3,074	(4,210)	(137.0)
Net loss attributable to Company shareholders	$(95,843)	$(112,335)	$16,492	14.7

Total net operating income increased by $4,365, or 1.0%.  Total rental income, tenant recovery and other property income decreased by $16,188, or 2.5%, and total property operating expenses and real estate taxes decreased by $20,553, or 10.0%, for the year ended December 31, 2010, as compared to December 31, 2009.

Rental income.  Rental income decreased $5,684, or 1.2%, on a same store basis from $479,428 to $473,744. The same store decrease is primarily due to:

•                  a decrease of $16,857 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy, partially offset by

•                  an increase of $12,094 composed of $33,816 as a result of contractual rent increases and new tenant leases replacing former tenants partially offset by $21,722 from early terminations and natural expirations of certain tenant leases.

Overall rental income decreased by $6,660, or 1.3% from $497,914 to $491,254, primarily due to the same store portfolio decrease described above, in addition to a decrease of $976 in other investment properties primarily due to:

•                  a decrease of $1,963 due to the partial sale of eight investment properties to our RioCan joint venture during 2010, partially offset by

•                  an increase of $1,040 from one additional phase of an existing property acquired in 2009, as well as increased occupancy at non-stabilized operating and development properties.

Tenant recovery income.  Tenant recovery income decreased $5,164, or 4.5%, on a same store basis from $114,833 to $109,669, primarily due to:

•                  an 8.7% decrease in common area maintenance recovery income, primarily due to reduced recoverable property operating expenses described below, and

•                  a 6.9% decrease in real estate tax recovery, primarily resulting from reduced real estate tax expense as described below.

Overall, tenant recovery income decreased $6,479, or 5.4%, from $119,805 to $113,326, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income from properties partially sold to our RioCan joint venture in 2010.

Other property income.  Other property income decreased overall by $3,049, or 16.5%, due to decreases in termination fee income, parking revenue and direct recovery income.

Property operating expenses. Property operating expenses decreased $12,427, or 11.5%, on a same store basis from $108,500 to $96,073.  The same store decrease is primarily due to:

•                  a decrease in bad debt expense of $4,022, and

•                  a decrease in certain non-recoverable and recoverable property operating expenses of $2,898 and $4,789, respectively, due to the continued efforts of management to contain costs.

Overall, property operating expenses decreased $13,039, or 11.5%, from $112,975 to $99,936, due to the decrease in the same store portfolio described above, in addition to a decrease in bad debt expense of $443 and a decrease in certain non-recoverable and recoverable property operating expenses of $153 and $110, respectively, in other investment properties.

Real estate taxes.  Real estate taxes decreased $6,389, or 7.3%, on a same store basis from $87,802 to $81,413.  This decrease is primarily due to:

•                  a net decrease of $4,700 over 2009 real estate tax expense primarily due to decreases in assessed values;

•                  an increase of $2,089 in real estate tax refunds received during 2010 for prior year tax assessment adjustments; partially offset by

•                  an increase in tax consulting fees of $455 as a result of successful reductions to proposed increases to assessed valuations or tax rates at certain properties.

Overall, real estate taxes decreased $7,514, or 8.2%, from $91,844 to $84,330 primarily due to the decrease in the same store portfolio described above and a net decrease of $995 over 2009 real estate tax expense due to decreases in assessed values on certain properties partially sold to our RioCan joint venture in 2010.

Other income (expense). Total other expense decreased $1,345, or 0.2%, from $538,950 to $537,605, primarily due to:

•                  a $17,322 decrease in impairment of notes receivable due to the impairment of two notes receivable in 2009;

•                  a $16,570 decrease in provision for impairment of investment properties.  Based on the results of our evaluations for impairment (see Notes 15 and 16 to the consolidated financial statements), we recognized impairment charges of $11,030 and $27,600 for the years ended December 31, 2010 and 2009, respectively.  In addition to those properties that were impaired, 39 of our properties had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants at December 31, 2010; the undiscounted future cash flows for those properties exceeded their respective carrying values by a weighted average of 51%.  Accordingly, no additional impairment provisions were warranted for these properties;

•                  a $13,324 decrease in equity in loss of unconsolidated joint ventures due primarily to impairments recorded by one joint venture in 2009 that did not reoccur in 2010, partially offset by

•                  a $28,937 increase in interest expense primarily due to:

•                  higher interest rates on refinanced debt resulting in an increase of $17,873;

•                  an increase of $16,214 related to the senior and junior mezzanine notes of IW JV that were entered into in December 2009, partially offset by

•                  a decrease in prepayment penalties and other costs associated with refinancings of $2,639, and

•                  a decrease in other financing costs of $1,632 due to a decrease in the amount of preferred returns paid to a joint venture partner.

•                  a $14,032 decrease in recognized gain on marketable securities primarily as a result of a significant liquidation of the marketable securities portfolio in 2009 and no other-than-temporary impairment recorded in 2010 as compared to other-than-temporary impairment of $24,831 recorded in 2009.

Discontinued operations.  Discontinued operations consist of amounts related to 11 properties that were sold during the year ended December 31, 2011 and eight properties that were sold during each of the years ended December 31, 2010 and 2009. Refer to discussion comparing 2011 and 2010 results for more detail on the 2011 and 2010 transactions that resulted in discontinued operations.  The 2009 sales aggregated 1,579,000 square feet for a combined sales price of $338,057.  The sales consisted of three office buildings, three single-user retail properties and two multi-tenant retail properties and they resulted in the extinguishment or repayment of $208,552 of debt, net sales proceeds totaling $123,944 and total gains on sale of $26,383.

Liquidity and Capital Resources

We anticipate that cash flows from all sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain our REIT status and compliance with financial covenants of our credit agreement.

The primary expected sources and uses of our consolidated cash and cash equivalents are as follows:

SOURCES	USES

•  Operating cash flow

•  Cash and cash equivalents

•  Available borrowings under our existing revolving credit facility or an amended credit facility

•  Secured loans collateralized by individual properties

•  Distribution reinvestment program

•  Asset sales

•  Joint venture equity from institutional partners

•  Sales of marketable securities

Short-Term:

•  Tenant improvement allowances and leasing costs

•  Improvements made to individual properties that are not recoverable through common area maintenance charges to tenants

•  Debt repayment requirements, including principal, interest and costs to refinance

•  Corporate and administrative expenses

•  Distribution payments

Long-Term:

•  Acquisitions

•  New development

•  Major redevelopment, renovation or expansion programs at individual properties

One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities.  We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension of our share repurchase program and total or partial dispositions of assets through sales or contributions to joint ventures.  As of December 31, 2011, we had $1,406,631 of debt scheduled to mature through the end of 2013.  As of the date of this filing, we had repaid $30,141 of that debt.  For substantially all of the remaining $1,376,490 of debt, we plan on satisfying our obligations by refinancing this debt using an amended credit facility or securing loans collateralized by individual properties, or by using proceeds from asset sales.  In limited circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender.

We may not be able to refinance our existing debt when it becomes due or obtain new financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants.  If we are not successful in refinancing our debt when it is due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The table below summarizes our consolidated indebtedness, net of premium and discount, at December 31, 2011:

Debt	Aggregate Principal Amount at December 31, 2011	Interest Rate / Weighted Average Interest Rate	Years to Maturity / Weighted Average Years to Maturity
Mortgages payable	$2,209,024	5.90%	5.9 years
IW JV mortgages payable (a)	491,154	7.50%	7.9 years
IW JV senior mezzanine note (b)	85,000	12.24%	7.9 years
IW JV junior mezzanine note (b)	40,000	14.00%	7.9 years
Construction loans	79,599	3.77%	0.5 years
Mezzanine note	13,900	11.00%	2.0 years
Margin payable	7,541	0.62%	1.0 year
Mortgages and notes payable	2,926,218
Secured credit facility	555,000	3.81%	1.1 years
Total consolidated indebtedness	$3,481,218	6.00%	5.4 years

(a)	Mortgages payable can be defeased beginning in January 2014.

(b)	Notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of December 31, 2011, including construction loans and IW JV mortgages payable which are discussed further below, were $2,779,777 and had a weighted average interest rate of 6.13%.  Of this amount, $2,700,178 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.20% at December 31, 2011.  The remaining $79,599 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.77% at December 31, 2011.  Properties with a net carrying value of $4,086,595 at December 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $126,585 at December 31, 2011 and related tenant leases are pledged as collateral for the construction loans.  Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties.  As of December 31, 2011, our outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the year ended December 31, 2011, we obtained mortgages payable proceeds of $91,579, of which a $60,000 mortgage payable was subsequently assumed by the RioCan joint venture on August 22, 2011, made mortgages payable repayments of $637,474 (excluding principal amortization of $40,597) and received debt forgiveness of $15,798.  The mortgages payable originated during the year ended December 31, 2011 have fixed or variable interest rates ranging from 2.50% to 5.50%, a weighted average interest rate of 3.84% and a maturity date up to 15 years.  The fixed or variable interest rates of the loans repaid during the year ended December 31, 2011 ranged from 2.49% to 8.00% and had a weighted average interest rate of 5.14%.  We also entered into modifications of four existing loan agreements that extended the maturities of $16,116 of mortgages payable to May 1, 2014, a $7,137 mortgage payable to September 30, 2016 and a matured mortgage payable with a balance of $5,336 to November 1, 2011, on which date it was repaid.

IW JV 2009 Mortgages Payable and Mezzanine Notes

On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by us and therefore consolidated, is and will continue to be managed and operated by us.  The mortgages and notes payable mature on December 1, 2019; however, the mortgages payable can be defeased beginning in January 2014 and the notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance, depending on the date the prepayment is made.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock, and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is chairman of the board of certain affiliates of The Inland Group.  The independent directors committee reviewed and recommended approval of this transaction to our Board.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender.  The mezzanine note bears interest at 11.00% and matures on December 16, 2013.  Additionally, we purchased a portion of our securities through a margin account.  As of December 31, 2011 and December 31, 2010, we had recorded a payable of $7,541 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points, which equated to 0.62% at December 31, 2011.  This debt is due upon demand.  The value of our marketable securities serves as collateral for this debt.  During the year ended December 31, 2011, we did not borrow on our margin account and paid down $2,476.

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

Upon closing, we borrowed the full amount of the term loan and, as of December 31, 2011, we had a total of $405,000 outstanding under the senior secured line of credit, including $154,347 that had been outstanding under our line of credit prior to the amendment and restatement of our credit agreement and $250,653 of additional borrowings.  We used the secured term loan and the additional borrowings under our senior secured revolving line of credit to, among other things, repay $581,864 of mortgage debt, excluding debt forgiveness of $14,438, which was secured by 37 properties (including one partial property) and had a weighted average interest rate of 5.14%.  As of December 31, 2011, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance and planned capital recycling initiatives, indicates that we will be able to operate in compliance with these covenants and provisions in 2012 and beyond.  Additionally, we are in the process of negotiating an amended credit facility, which will provide us additional operating and financial flexibility.

Availability. The aggregate availability under the senior secured revolving line of credit shall at no time exceed the lesser of (x) 65% of the value of the borrowing base properties through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 60% thereafter and (y) the amount that would result in a debt service coverage ratio for the borrowing base properties of not less than 1.50x through the date of issuance of our financial statements for the quarter ending March 31, 2012 and 1.60x thereafter, in each case, less the outstanding balance under the secured term loan.  After the date of this report, the value of the borrowing base properties will no longer be determined by appraised values, but rather it will be determined by capitalizing the adjusted net operating income for those properties at 8%.  As of December 31, 2011, the total availability under the revolving line of credit was $435,000, of which we had borrowed $405,000.

Maturity and Interest. The senior secured revolving line of credit and secured term loan mature on February 3, 2013 with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.  The senior secured revolving line of credit and secured term loan bear interest at a rate per annum equal to LIBOR plus a margin of between 2.75% and 4.00% based on our leverage ratio as calculated under the credit agreement.  As of December 31, 2011, the interest rate under the senior secured revolving line of credit and secured term loan was 3.81%.

Security. The senior secured revolving line of credit and secured term loan are secured by mortgages on the borrowing base properties and are our direct recourse obligation.

Financial Covenants. The senior secured revolving line of credit and secured term loan include the following financial covenants: (i) maximum leverage ratio not to exceed 67.5%, which ratio will be reduced to 65% beginning on the date of issuance of this report and 60% beginning on the date of issuance of our financial statements for the quarter ending June 30, 2012, (ii) minimum fixed charge coverage ratio of not less than 1.40x, which ratio will be increased to 1.45x beginning on the date of issuance of this report and 1.50x beginning on the date of issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $1,750,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) minimum average economic occupancy rate of greater than 80% excluding pre-stabilization properties under construction, (v) unhedged variable rate debt of not more than 20% of total asset value, (vi) maximum dividend payout ratio of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or an amount necessary to maintain REIT status and (vii) secured recourse indebtedness and guarantee obligations excluding the senior secured revolving line of credit and secured term loan may not exceed $100,000, subject to certain carveouts.

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

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and secured credit facility as of December 31, 2011, for each of the next five years and thereafter and does not reflect the impact of any 2012 debt activity:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$450,388	$310,354	$239,572	$470,754	$46,706	$1,173,549	$2,691,323	$2,871,601
Notes payable	—	13,900	—	—	—	125,000	138,900	150,836
Total fixed rate debt	$450,388	$324,254	$239,572	$470,754	$46,706	$1,298,549	$2,830,223	$3,022,437
Variable rate debt:
Mortgages payable	$69,448	$—	$10,151	$—	$—	$—	$79,599	$79,599
Secured credit facility	—	555,000	—	—	—	—	555,000	555,000
Margin payable	7,541	—	—	—	—	—	7,541	7,541
Total variable rate debt	76,989	555,000	10,151	—	—	—	642,140	642,140
Total maturing debt (c)	$527,377	$879,254	$249,723	$470,754	$46,706	$1,298,549	$3,472,363	$3,664,577
Weighted average interest rate on debt:
Fixed rate debt	5.61%	5.55%	7.12%	5.77%	6.15%	7.23%	6.51%
Variable rate debt	3.62%	3.81%	2.56%	—	—	—	3.77%
Total	5.32%	4.45%	6.94%	5.77%	6.15%	7.23%	6.00%

(a)	The debt maturity table does not include any premium or discount, of which $10,858 and $(2,003), net of accumulated amortization, respectively, were outstanding as of December 31, 2011.

(b)	Includes $76,269 of variable rate debt that was swapped to a fixed rate.

(c)	As of December 31, 2011, the weighted average years to maturity of consolidated indebtedness was 5.4 years.

The maturity table excludes other financings and the co-venture obligation as described in Notes 1 and 11 to the consolidated financial statements.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of December 31, 2011, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $102,206, which are reflected in the year corresponding to the loan maturity date.  During the year ended December 31, 2011, we made accelerated principal payments of $11,652 with respect to these mortgages payable.

As of December 31, 2011, we had two mortgages payable, totaling $51,769, which had matured and had not been repaid or refinanced. In the second quarter of 2010, we ceased making the monthly debt service payment on one of these mortgages payable with an outstanding principal balance of $26,865 as of December 31, 2011.  The non-payment of this monthly debt service amounts to $1,311 annually and does not result in noncompliance under any of our other mortgages payable or secured credit agreements.  Subsequent to December 31, 2011, we made payments of $664 relating to the other matured mortgage payable with an outstanding principal balance of $24,904.  As of December 31, 2011, we had accrued $4,842 of interest related to these mortgages payable.  We have attempted to negotiate and have made offers to the lenders to determine an appropriate course of action under these non-recourse loan agreements; however no assurance can be provided that negotiations will result in a favorable outcome.

Distributions and Equity Transactions

Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders as ordinary income.  Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain.  We intend to continue to qualify as a REIT for U.S. federal income tax purposes.  The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes.  Our future distributions will be at the sole discretion of our board of directors.  When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.   Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

As part of the strengthening of our balance sheet over the last several years, we have reduced the rate of our distributions to shareholders as compared to a few years ago.  However, we have steadily increased the quarterly distribution rate and the distribution for the fourth quarter of 2011 represents the ninth consecutive quarterly increase.  The following table sets forth the amount of our distributions declared during the years ended December 31, 2011, 2010 and 2009 compared to cash flows provided by operating activities for each of these periods:

	2011	2010	2009
Cash flows provided by operating activities	$174,607	$184,072	$249,837
Distributions declared	120,647	94,579	75,040
Excess	$53,960	$89,493	$174,797

Effective November 19, 2008, the board of directors voted to suspend our share repurchase program.  We maintain a DRP which allows our shareholders who have purchased shares in our offerings to automatically reinvest distributions by purchasing additional shares from us.  Such purchases under our DRP are not subject to brokerage commission fees or service charges.  On June 14, 2011, our board of directors established an estimated per-share value of our common stock of $6.95 to assist broker dealers in connection with their obligations under applicable FINRA rules and to assist fiduciaries in discharging their obligations under ERISA reporting requirements.  As a result, we amended the DRP, effective August 31, 2011, solely to modify the purchase price from $6.85 to $6.95.  Thus, since August 31, 2011, additional shares of common stock purchased under the DRP have been purchased at $6.95 per share.  The estimated value was determined by using a combination of different indicators and an internal assessment of value utilizing internal financial information under a common means of valuation under the direct capitalization method.  No independent appraisals were obtained.  Specifically, the estimate of the per-share value was made with primary consideration of the valuation of our real estate assets which was determined by our management using methodologies consistent with publicly traded real estate investment trusts in establishing net asset values, and the estimated values of other assets and liabilities determined by our management as of March 31, 2011.  In arriving at this estimated value, the board of directors considered, among other things, the continuing impact of adverse trends in the economy, the real estate industry and the current public equity markets.  As of December 31, 2011, we had issued approximately 77,126 shares pursuant to the DRP for an aggregate amount of $719,799.  During the year ended December 31, 2011, we received $44,296 in investor proceeds through our DRP.

Capital Expenditures and Development Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of December 31, 2011, including one consolidated joint venture and two wholly-owned properties.  As of December 31, 2011, we did not have any significant active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed.  As of December 31, 2011, the ABR from the portion of our development properties with respect to which construction has been completed was $1,447.

		Our			Construction Loan
		Ownership		Carrying Value at	Balance at
Location	Description	Percentage		December 31, 2011 (a)	December 31, 2011
Henderson, Nevada	Green Valley Crossing	50.0%		$26,672	$10,151
Billings, Montana	South Billings Center	100.0	%(b)	5,627	—
Nashville, Tennessee	Bellevue Mall	100.0%		26,448	—
				$58,747	$10,151

(a)	Represents the total investment less accumulated depreciation

(b)	On September 30, 2011, we paid our partner $300 to simultaneously settle the outstanding development fee liability and fully redeem our partner’s ownership interest.

Asset Disposition and Operating Joint Venture Activity

Over the past three years, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts.  The following table highlights the results of our asset dispositions, including partial sales, during 2011, 2010 and 2009.

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2011 Partial Sales	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088
2010 Partial Sales	8	1,146,200	$159,918	$97,888	$48,616
2010 Dispositions	8	894,500	$104,635	$106,791	$21,024
2009 Dispositions	8	1,579,000	$338,057	$208,552	$123,944

Asset Acquisitions

During the year ended December 31, 2011, consistent with our core operating property growth strategy, we acquired additional phases of two of our existing multi-tenant retail operating properties.  The following table highlights our asset acquisitions during the year ended December 31, 2011:

	Number of Assets Acquired (a)	Square Footage	Combined Purchase Price	Debt (b)
2011 Acquisitions	2	120,100	$16,805	$—

(a)	Both properties acquired were additional phases of existing multi-tenant retail operating properties. As a result, the total number of properties in our portfolio was not affected.

(b)	No debt was assumed in either acquisition, but both properties were subsequently added as collateral to the secured credit facility.

We did not acquire any properties during 2010 and 2009.

Statement of Cash Flows Comparison for the Years Ended December 31, 2011, 2010 and 2009

Cash Flows from Operating Activities

Cash flows provided by operating activities were $174,607, $184,072 and $249,837 for the years ended December 31, 2011, 2010 and 2009, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and net gain on extinguishment of debt.  Comparing 2011 to 2010, the $9,465 decrease in operating cash flows is partially attributable to a decrease in total NOI of $14,892, of which $10,286 was generated from continuing operations.  The decrease in NOI from 2011 to 2010 is due, in part, to the partial sales of one and eight properties, respectively, to our RioCan joint venture, and the sales of 11 and eight properties, respectively, that qualified for discontinued operations.  In addition, the decrease in operating cash flows is due to an increase in payments of leasing fees of $4,614, a decrease in distributions on investments in unconsolidated joint ventures of $3,503, a decrease in dividends received of $1,307 and timing of payments for property operating expenses.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $107,471, $154,400 and $193,706, respectively, for the years ended December 31, 2011, 2010 and 2009.  During the years ended December 31, 2011, 2010 and 2009, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $195,948, $144,675 and $172,007, respectively, and we received proceeds from the sales of marketable securities of $359, $8,629 and $125,088, respectively.  Additionally, during the year ended December 31, 2010, we received a return of escrowed funds from an unconsolidated joint venture of $65,240.  During the years ended December 31, 2011, 2010 and 2009, cash used for acquisitions of additional phases of existing properties and earnouts at existing properties totaled $16,555, $651 and $20,031, respectively.  Amounts returned from (used to fund) restricted escrow accounts, some of which are required under certain mortgage arrangements, were $673, $(22,967) and $(38,680), respectively.  In addition, $32,509, $34,547 and $20,747, respectively, were used for capital expenditures and tenant improvements, $3,288, $3,219 and $15,297, respectively, were used for existing development projects and $50,030, $3,589 and $2,879, respectively, were invested in our unconsolidated joint ventures.  The increase from 2010 to 2011 in funds invested in our unconsolidated joint ventures is primarily attributable to our pro rata contributions related to acquisitions made in 2011 by our RioCan joint venture.

We will continue to execute our strategy to dispose of select non-retail properties and free standing, triple-net retail and non-strategic multi-tenant properties on an opportunistic basis; however, it is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost.  Additionally, tenant improvement costs associated with re-leasing vacant space could continue to be significant.

Cash Flows from Financing Activities

Cash flows used in financing activities were $276,282, $321,747 and $438,806, respectively, for the years ended December 31, 2011, 2010 and 2009.  We used $198,155, $280,668 and $388,632, respectively, in cash flow related to the net activity from principal payments, payoffs, the payment and refund of fees and deposits, other financings, the co-venture arrangement, net proceeds from our secured credit facility and new mortgages secured by our properties.  During the years ended December 31, 2011, 2010 and 2009, we also (used) generated $(2,476), $10,017 and $(56,340), respectively, through the net (repayment) borrowing of margin debt.  We paid $71,754, $50,654 and $47,651, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders for the years ended December 31, 2011, 2010 and 2009.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund.  Under the joint venture agreement we contributed 20% of the equity and our joint venture partner contributed 80% of the equity.  As of December 31, 2011, the joint venture had acquired seven properties (which we contributed) with a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption.

On May 20, 2010, we entered into definitive agreements to form a joint venture with a wholly-owned subsidiary of RioCan Real Estate Investment Trust (RioCan).  As of December 31, 2011, our RioCan joint venture had acquired nine multi-tenant retail properties from us, eight of which were acquired during 2010, for an aggregate purchase price of $270,241 and had assumed from us mortgages payable on these properties totaling approximately $157,888.  During the year ended December 31, 2011, our RioCan joint venture acquired one multi-tenant retail property from us for a purchase price of $110,799 and assumed the related mortgage payable of $60,000.  In addition, during the year ended December 31, 2011, our RioCan joint venture acquired four multi-tenant retail properties in Texas from unaffiliated third parties for which we contributed $32,173 as our share of the acquisition price net of customary prorations and mortgage proceeds.  We had a 20% equity interest in our RioCan joint venture as of December 31, 2011.

In addition, we have entered into the three other unconsolidated joint ventures that are described in Note 12 to the consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures as of December 31, 2011, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$291,836	4.25%	4.1 years
MS Inland (b)	20.0%	$178,054	5.12%	2.8 years
Hampton Retail Colorado (c)	95.9%	$17,964	5.40%	2.7 years
Britomart (d)	15.0%	$106,713	6.44%	3.5 years

(a)

Aggregate principal amount excludes mortgage premiums of $1,494 and discounts of $1,195, net of accumulated amortization. As of December 31, 2011, our RioCan joint venture has two mortgages payable that are maturing in 2012, with an aggregate principal balance of $19,025 and a weighted average interest rate of 5.54%.

(b)

Aggregate principal amount excludes mortgage premiums of $23 and discounts of $30, net of accumulated amortization. As of December 31, 2011, our MS Inland joint venture has three mortgages payable that are maturing in 2012, with an aggregate principal balance of $70,043 and a weighted average interest rate of 5.69%.

(c)

The weighted average interest rate increases to 6.15% on September 5, 2012 and to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premiums of $3,252, net of accumulated amortization.

(d)	Refer to Note 12 to the accompanying consolidated financial statements for further discussion regarding this unconsolidated joint venture.

Other than described above, we have no off-balance-sheet arrangements as of December 31, 2011 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contractual Obligations

The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2011.

	Payment due by period
	Less than 1 year (2)	1-3 years (3)	3-5 years	More than 5 years	Total
Long-term debt (1)
Fixed rate	$450,388	$563,826	$517,460	$1,298,549	$2,830,223
Variable rate	76,989	565,151	—	—	642,140
Interest	197,151	294,142	214,995	434,447	1,140,735
Operating lease obligations (4)	7,089	13,254	13,299	545,538	579,180
Purchase obligations (5)	1,400	—	—	—	1,400
	$733,017	$1,436,373	$745,754	$2,278,534	$5,193,678

(1)

The Contractual Obligations table does not include any premium or discount of which $10,858 and $(2,003) net of accumulated amortization, respectively, is outstanding as of December 31, 2011. The table also excludes accelerated principal payments that may be required as a result of conditions included in certain loan agreements and other financings and co-venture obligations as described in Notes 1 and 11 to the consolidated financial statements due to the uncertainty in the timing and amount of these payments. As of December 31, 2011, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance $102,206. During the year ended December 31, 2011, we made accelerated principal payments of $11,652 with respect to these mortgages payable. Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2011.

(2)

Included in the variable rate debt is $7,541 of margin debt secured by our portfolio of marketable securities. These borrowings may be repaid over time upon sale of our portfolio of marketable securities.

The remaining borrowings outstanding through December 31, 2012 include principal amortization and maturities of mortgages payable. This includes 33 mortgage loans and two construction loans that mature in 2012. The mortgages payable of $51,769 that had matured as of December 31, 2011 are also included in the remaining borrowings outstanding. We plan on addressing our 2012 mortgages payable maturities by using proceeds from an amended credit facility, refinancing the mortgages payable, securing new mortgages collateralized by individual properties or by using proceeds from asset sales. The construction loans will be extended, repaid, or converted to permanent financing upon completion.

(3)

Included in the variable rate debt is $555,000 of borrowings under our secured credit facility due in 2013 with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.

(4)

We lease land under non-cancellable leases at certain of the properties expiring in various years from 2018 to 2105. The property attached to the land will revert back to the lessor at the end of the lease. We lease office space under non-cancellable leases expiring in various years from 2012 to 2014.

(5)	Purchase obligations include earnouts on previously acquired properties.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition.  We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation.  As of December 31, 2011, we may pay as much as $1,400 in the future pursuant to earnout agreements.

We previously entered into one construction loan agreement, which was impaired as of December 31, 2009 and written off on March 31, 2010, one secured installment note and one other installment note agreement.  In a non-cash transaction on December 15, 2011, we, through a consolidated joint venture, contributed the secured installment note, with a receivable balance of $8,239, to two joint ventures under common control (collectively referred to as Britomart), in return for a 15% noncontrolling interest.  Refer to Note 12 to the consolidated financial statements for more information.  In conjunction with the one remaining installment note agreement, we have funded our total commitment of $300.  The combined receivable balance included in “Accounts and notes receivable” in the accompanying consolidated balance sheets at December 31, 2011 and 2010 was none and $8,290, respectively, net of allowances of $300.

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

Acquisition of Investment Property

We allocate the purchase price of each acquired investment property based upon the estimated acquisition date fair values of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above market and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any.  Transaction costs are expensed as incurred and presented within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss.

To augment our estimates of the fair value of assets acquired and liabilities assumed, in some circumstances, we engage independent real estate appraisal firms to provide market information and evaluations; however, we are ultimately responsible for such estimates.  For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating acquisition date fair value.  We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period.  We also evaluate each acquired lease as compared to current market rates.  If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term.  Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it probable that the lessee would exercise such options. The discount rate used in the present value calculation of above and below market lease intangibles requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

For all acquisition accounting fair value estimates, we are required to consider various factors, including but not limited to, geographical location, size and location of leased space within the acquired investment property, tenant profile, and credit risk of tenants.

Impairment of Long-Lived Assets

Our investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  At the end of each reporting period, we separately determine whether impairment indicators exist for each property.  Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•               a substantial decline or continued low occupancy rate;

•               continued difficulty in leasing space;

•               significant financially troubled tenants;

•               a change in plan to sell a property prior to the end of its useful life or holding period;

•               a cost accumulation or delay in project completion date significantly above and beyond the original acquisition / development estimate;

•               a significant decrease in market price not in line with general market trends; and

•               any other quantitative or qualitative events or factors deemed significant by our management or board of directors.

If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions which include, but are not limited to:

•                  projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;

•                  projected capital expenditures and lease origination costs;

•                  estimated dates of construction completion and grand opening for developments in progress;

•                  projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•                  comparable selling prices; and

•                  property-specific discount rate for fair value estimates as necessary

Our investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.  To determine whether any identified impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered.

To the extent an impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.

Cost Capitalization, Depreciation and Amortization Policies

Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement.  These costs are included in the investment properties classification as an addition to buildings and improvements.

Depreciation expense is computed using the straight-line method.  Buildings and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements.  Tenant improvements and other leasing costs are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  Acquired lease intangibles such as in-place lease value, customer relationship value, if any, above market lease intangibles and below market lease intangibles are amortized on a straight-line basis over the life of the related lease, inclusive of renewal periods if market participants would consider it probable that the lessee would exercise such options, as an adjustment to net rental income.

We capitalize direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements upon consideration of project-specific factors.  A project’s classification changes from development to operating when it is substantially completed and held available for occupancy, but no later than one year from the completion of major construction activity.  Upon substantial completion, costs are no longer capitalized and costs incurred are reclassified to Land or Building and other improvements.  A property is considered stabilized upon reaching 90% occupancy, but no later than one year from the date it was classified as operating.

Loss on Lease Terminations

In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated

(i.e., tenant improvements, above and below market lease intangibles, in-place lease value, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, we may write-off the applicable asset group or accelerate the depreciation and amortization associated with the asset group.  If we conclude that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.”

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

If all of the above criteria are met, we classify the investment property as held for sale.  When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above market or below market lease intangibles and we record the investment property held for sale at the lower of cost or net realizable value.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, if the operations and cash flows of the property have been, or will be upon consummation of such sale, eliminated from ongoing operations and we don’t have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.

Partially-Owned Entities

If we determine that we are an owner in a variable interest entity (VIE) and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary.  For partially-owned entities determined not to be a VIE, we analyze rights held by each partner to determine which would be the consolidating party.  We assess our interests in variable interest entities on an ongoing basis to determine whether or not we are a primary beneficiary.  Such assessments include an evaluation of who controls the entity even in circumstances in which we have greater than a 50% ownership interest, as well as who has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the entity.  If our interest does not incorporate these elements, we will not consolidate the entity.

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

Derivative and Hedging Activities

All derivatives are recorded on the consolidated balance sheets at their fair values within “Other liabilities.”  On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in accumulated other comprehensive income until earnings are affected by the variability of cash flows of the hedged transactions.  As of December 31, 2011, the balance in accumulated other comprehensive income relating to derivatives was $1,362.  Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in net loss.  We do not use derivatives for trading or speculative purposes.

Revenue Recognition

We commence revenue recognition on our leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.  Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If we conclude we are not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which are amortized as a reduction to the revenue recognized over the term of the lease.  In these circumstances, we commence revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.  We consider a number of factors to evaluate whether we or the lessee are the owner of the tenant improvements for accounting purposes.  These factors include:

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

We record lease termination income upon execution of a signed termination letter agreement, when all of the conditions of the agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured.  Upon early lease termination, we provide for losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.

Our policy for percentage rental income is to defer recognition of contingent rental income (i.e. purchase/excess rent) until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

In conjunction with certain acquisitions, we receive payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction to the purchase price of the related properties rather than as rental income.  These master leases were established at the date of acquisition to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds deposited with a third party escrow agent at closing of an acquisition and generally cover a period from three months to three years.  These funds may be released to either us over the designated payment period or the seller when certain leasing conditions are met.

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

Allowance for Doubtful Accounts

Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined on a tenant-specific basis through an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables.  As these factors change, the allowance is subject to revision and may impact our results of operations.

Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements. This guidance did not have a material effect on our financial statements.

Effective January 1, 2011, public companies that enter into a material business combination, or series of individually immaterial business combinations that are material in the aggregate, are required to disclose revenue and earnings of the combined entity as though the business combination, or series of business combinations, that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, supplemental pro forma disclosures are expanded. If we enter into a qualifying business combination, or series of business combinations, we will comply with the disclosure requirements of this guidance.

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements will be converged with international standards. The adoption will require some additional disclosures around fair value measurement; however, we do not expect the adoption will have a material effect on our financial statements.

Effective January 1, 2012, public companies will be required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. We do not expect the adoption will have any effect on our financial statements.

Subsequent Events

Subsequent to December 31, 2011, we:

•	paid down $25,000 on our senior secured revolving line of credit;

•

closed on the sale of a 13,800 square foot single-user retail property for a sales price of $5,800, which resulted in a net gain on sale of $915 and net cash proceeds of $5,702 after customary prorations at closing;

•	transferred our entire interest in Britomart to the partner in a consolidated joint venture, resulting in the noncontrolling interest holder’s ownership interest being fully redeemed;

•	paid a nominal amount to acquire the remaining 13.3% noncontrolling interest in the Lake Mead Crossing joint venture, increasing our ownership interest in that venture from 86.7% to 100%; and

•

extended the maturity date of the Lake Mead Crossing construction loan from January 2, 2012 to March 27, 2012. Additionally, the terms and conditions of the executed extension permit us to pay off the outstanding principal balance for a reduced amount of $45,000 on or prior to March 26, 2012.

Inflation

For our multi-tenant shopping centers, inflation is likely to increase rental income from leases to new tenants and lease renewals, subject to market conditions.  Our rental income and operating expenses for those properties owned, or expected to be owned and operated under net leases, are not likely to be directly affected by future inflation, since rents are or will be fixed under those leases and property expenses are the responsibility of the tenants.  However, to the extent that inflation determines interest rates, future inflation may have a more significant effect on the capital appreciation of single-user net lease properties.  As of December 31, 2011, we owned 101 single-user properties, of which 85 are net lease properties.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund capital expenditures and expansion of our real estate investment portfolio and operations.  Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs.  To achieve our objectives, we borrow primarily at fixed rates or variable rates with the lowest margins available and in some cases with the ability to convert variable rates to fixed rates.

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

We may use additional derivative financial instruments to hedge exposures to changes in interest rates on loans secured by our properties.  To the extent we do, we are exposed to market and credit risk.  Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates.  The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  Credit risk is the failure of the counterparty to perform under the terms of the derivative contract.  When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us.  When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty.  It is our policy to enter into these transactions with the same party providing the financing, with the right of offset.  Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

The combined carrying amount of our mortgages payable, notes payable, secured credit facility and co-venture obligation is approximately $185,928 lower than the fair value as of December 31, 2011.

Debt Maturities

Our interest rate risk is monitored using a variety of techniques. The table below shows the scheduled maturities of our mortgages payable, notes payable, margin payable and secured credit facility as of December 31, 2011, for each of the next five years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes.  The table does not reflect the impact of any 2012 debt activity.

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$450,388	$310,354	$239,572	$470,754	$46,706	$1,173,549	$2,691,323	$2,871,601
Notes payable	—	13,900	—	—	—	125,000	138,900	150,836
Total fixed rate debt	$450,388	$324,254	$239,572	$470,754	$46,706	$1,298,549	$2,830,223	$3,022,437
Variable rate debt:
Mortgages payable	$69,448	$—	$10,151	$—	$—	$—	$79,599	$79,599
Secured credit facility	—	555,000	—	—	—	—	555,000	555,000
Margin payable	7,541	—	—	—	—	—	7,541	7,541
Total variable rate debt	76,989	555,000	10,151	—	—	—	642,140	642,140
Total maturing debt (c)	$527,377	$879,254	$249,723	$470,754	$46,706	$1,298,549	$3,472,363	$3,664,577
Weighted average interest rate on debt:
Fixed rate debt	5.61%	5.55%	7.12%	5.77%	6.15%	7.23%	6.51%
Variable rate debt	3.62%	3.81%	2.56%	—	—	—	3.77%
Total	5.32%	4.45%	6.94%	5.77%	6.15%	7.23%	6.00%

(a)        The debt maturity table does not include any premium or discount, of which $10,858 and $(2,003), net of accumulated amortization, respectively, were outstanding as of December 31, 2011.

(b)         Includes $76,269 of variable rate debt that was swapped to a fixed rate.

(c)          As of December 31, 2011, the weighted average years to maturity of consolidated indebtedness was 5.4 years.

The maturity table excludes other financings and co-venture obligation (see Notes 1 and 11 to the consolidated financial statements). The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding mortgage payable is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of December 31, 2011, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $102,206, which are reflected in the year corresponding to the loan maturity date.  During the year ended December 31, 2011, we made accelerated principal payments of $11,652 with respect to these mortgages payable.  The maturity table includes $51,769 of mortgages payable that had matured as of December 31, 2011 in the 2012 column.

We had $642,140 of variable-rate debt with interest rates varying based upon LIBOR and a weighted average interest rate of 3.77% at December 31, 2011.  An increase in the variable interest rate on this debt constitutes a market risk.  If interest rates increase by 1% based on debt outstanding as of December 31, 2011, interest expense would increase by approximately $6,421 on an annualized basis.

The table incorporates only those interest rate exposures that existed as of December 31, 2011.  It does not consider those interest rate exposures or positions that could arise after that date.  The information presented herein is merely an estimate and has limited predictive value.  As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Equity Price Risk

We are exposed to equity price risk as a result of our investments in marketable securities.  Equity price risk changes as the volatility of equity prices changes or the values of corresponding equity indices change.

Other-than-temporary impairments were none for the years ended December 31, 2011 and 2010 and $24,831 for the year ended December 31, 2009.  These impairments resulted from declines in the fair value of our marketable securities that we considered to be other-than-temporary.  At this point in time, certain of our investments continue to generate dividend income while other investments of ours have ceased generating dividend income or are doing so at reduced rates.  As the equity market has begun to recover, we have been able to sell some marketable securities at prices in excess of our current book values.  However, if our stock positions do not continue to recover in 2012, we could record additional other-than-temporary impairments, which could be material to our operations.

As of December 31, 2011, our net investment in marketable securities totaled $30,385, which included $18,343 of accumulated unrealized net gain.  In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $15,193 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $3,151.  For the year ended December 31, 2011, our cash flows from operating activities included $2,168 that we received as distributions on our marketable securities.  We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future.  Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

We have audited the accompanying consolidated balance sheets of Inland Western Retail Real Estate Trust, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Table of Contents at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Inland Western Retail Real Estate Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 22, 2012

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands, except per share amounts)

	2011	2010
Assets
Investment properties:
Land	$1,334,363	$1,375,155
Building and other improvements	5,057,252	5,258,992
Developments in progress	49,940	87,095
	6,441,555	6,721,242
Less accumulated depreciation	(1,180,767)	(1,034,769)
Net investment properties	5,260,788	5,686,473
Cash and cash equivalents	136,009	130,213
Investment in marketable securities, net	30,385	34,230
Investment in unconsolidated joint ventures	81,168	33,465
Accounts and notes receivable (net of allowances of $8,231 and $9,138, respectively)	94,922	112,915
Acquired lease intangibles, net	174,404	230,046
Other assets, net	164,218	159,494
Total assets	$5,941,894	$6,386,836

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$2,926,218	$3,602,890
Secured credit facility	555,000	154,347
Accounts payable and accrued expenses	83,012	84,570
Distributions payable	31,448	26,851
Acquired below market lease intangibles, net	81,321	92,099
Other financings	8,477	8,477
Co-venture obligation	52,431	51,264
Other liabilities	66,944	69,746
Total liabilities	3,804,851	4,090,244
Redeemable noncontrolling interests	525	527
Commitments and contingencies (Note 17)
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Common stock, $0.001 par value, 640,000 shares authorized, 483,822 and 477,345 issued and outstanding at December 31, 2011 and 2010, respectively	484	477
Additional paid-in capital	4,427,687	4,383,281
Accumulated distributions in excess of earnings	(2,312,877)	(2,111,138)
Accumulated other comprehensive income	19,730	22,282
Total shareholders’ equity	2,135,024	2,294,902
Noncontrolling interests	1,494	1,163
Total equity	2,136,518	2,296,065
Total liabilities and equity	$5,941,894	$6,386,836

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Operations and Other Comprehensive Loss

For the Years Ended December 31, 2011, 2010 and 2009

 (in thousands, except per share amounts)

	2011	2010	2009
Revenues:
Rental income	$485,783	$500,636	$508,012
Tenant recovery income	109,745	113,326	119,805
Other property income	10,155	15,471	18,520
Insurance captive income	—	2,996	2,261
Total revenues	605,683	632,429	648,598
Expenses:
Property operating expenses	102,373	104,413	120,370
Real estate taxes	79,543	84,330	91,844
Depreciation and amortization	235,598	240,720	243,571
Provision for impairment of investment properties	38,023	11,030	27,600
Loss on lease terminations	8,712	13,812	13,681
Insurance captive expenses	—	3,392	3,655
General and administrative expenses	20,605	18,119	21,191
Total expenses	484,854	475,816	521,912
Operating income	120,829	156,613	126,686
Dividend income	2,538	3,472	10,132
Interest income	663	740	1,483
Gain on extinguishment of debt, net	16,705	—	—
Equity in (loss) income of unconsolidated joint ventures, net	(6,437)	2,025	(11,299)
Interest expense	(232,400)	(257,208)	(228,271)
Co-venture obligation expense	(7,167)	(7,167)	(597)
Recognized gain on marketable securities, net	277	4,007	18,039
Impairment of notes receivable	—	—	(17,322)
Gain on interest rate locks	—	—	3,989
Other income (expense), net	1,861	(4,302)	(10,370)
Loss from continuing operations	(103,131)	(101,820)	(107,530)
Discontinued operations:
Operating income (loss), net	138	(16,693)	(34,262)
Gain on sales of investment properties, net	24,509	23,806	26,383
Income (loss) from discontinued operations	24,647	7,113	(7,879)
Gain on sales of investment properties	5,906	—	—
Net loss	(72,578)	(94,707)	(115,409)
Net (income) loss attributable to noncontrolling interests	(31)	(1,136)	3,074
Net loss attributable to Company shareholders	$(72,609)	$(95,843)	$(112,335)
(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.20)	$(0.21)	$(0.22)
Discontinued operations	0.05	0.01	(0.01)
Net loss per common share attributable to Company shareholders	$(0.15)	$(0.20)	$(0.23)
Net loss	$(72,578)	$(94,707)	$(115,409)
Other comprehensive loss:
Net unrealized gain on derivative instruments	1,211	1,247	1,696
Net unrealized (loss) gain on marketable securities	(3,486)	13,742	35,594
Reversal of unrealized gain to recognized gain on marketable securities, net	(277)	(4,007)	(18,039)
Comprehensive loss	(75,130)	(83,725)	(96,158)
Comprehensive (income) loss attributable to noncontrolling interests	(31)	(1,136)	3,074
Comprehensive loss attributable to Company shareholders	$(75,161)	$(84,861)	$(93,084)
Weighted average number of common shares outstanding - basic and diluted	481,141	483,743	480,310

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

For the Years Ended December 31, 2011, 2010 and 2009

 (in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Balance at January 1, 2009	477,566	$477	$4,313,163	$(1,733,341)	$(7,951)	$2,572,348	$3,723	$2,576,071
Net (loss) income (excluding net loss of $3,332 attributable to redeemable noncontrolling interests)	—	—	—	(112,335)	—	(112,335)	258	(112,077)
Net unrealized gain on derivative instruments	—	—	—	—	1,696	1,696	—	1,696
Net unrealized gain on marketable securities	—	—	—	—	35,594	35,594	—	35,594
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(18,039)	(18,039)	—	(18,039)
Contributions from noncontrolling interests	—	—	—	—	—	—	188	188
Distributions declared ($0.16 per weighted average number of common shares outstanding)	—	—	—	(75,040)	—	(75,040)	—	(75,040)
Distribution reinvestment program (DRP)	4,177	5	37,297	—	—	37,302	—	37,302
Stock based compensation expense	—	—	24	—	—	24	—	24
Balance at December 31, 2009	481,743	$482	$4,350,484	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719

Net (loss) income (excluding net income of $31 attributable to redeemable noncontrolling interests)	—	$—	$—	$(95,843)	$—	$(95,843)	$1,105	$(94,738)
Net unrealized gain on derivative instruments	—	—	—	—	1,247	1,247	—	1,247
Net unrealized gain on marketable securities	—	—	—	—	13,742	13,742	—	13,742
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(4,007)	(4,007)	—	(4,007)
Contributions from noncontrolling interests	—	—	—	—	—	—	151	151
De-consolidation of variable interest entity	—	—	—	—	—	—	(4,262)	(4,262)
Distributions declared ($0.20 per weighted average number of common shares outstanding)	—	—	—	(94,579)	—	(94,579)	—	(94,579)
DRP	4,601	4	32,727	—	—	32,731	—	32,731
Shares returned from litigation settlement	(9,000)	(9)	9	—	—	—	—	—
Exercise of stock options	1	—	13	—	—	13	—	13
Stock based compensation expense	—	—	48	—	—	48	—	48
Balance at December 31, 2010	477,345	$477	$4,383,281	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Equity

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

 (in thousands, except per share amounts)

				Accumulated	Accumulated
			Additional	Distributions	Other	Total
		Common	Paid-in	in Excess of	Comprehensive	Shareholders’	Noncontrolling	Total
	Shares	Stock	Capital	Earnings	Income	Equity	Interests	Equity
Net loss (excluding net income of $31 attributable to redeemable noncontrolling interests)	—	$—	$—	$(72,609)	$—	$(72,609)	$—	$(72,609)
Distribution upon dissolution of partnership	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Net unrealized gain on derivative instruments	—	—	—	—	1,211	1,211	—	1,211
Net unrealized loss on marketable securities	—	—	—	—	(3,486)	(3,486)	—	(3,486)
Reversal of unrealized gain to recognized gain on marketable securities, net	—	—	—	—	(277)	(277)	—	(277)
Contributions from noncontrolling interests	—	—	—	—	—	—	332	332
Distributions declared ($0.25 per weighted average number of common shares outstanding)	—	—	—	(120,647)	—	(120,647)	—	(120,647)
DRP	6,443	7	44,289	—	—	44,296	—	44,296
Issuance of restricted common stock	34	—	—	—	—	—	—	—
Amortization of equity awards	—	—	54	—	—	54	—	54
Stock based compensation expense	—	—	63	—	—	63	—	63
Balance at December 31, 2011	483,822	$484	$4,427,687	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(72,578)	$(94,707)	$(115,409)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	238,020	248,089	258,592
Provision for impairment of investment properties	39,981	23,057	64,700
Impairment of marketable securities	—	—	24,831
Impairment of notes receivable	—	—	17,322
Gain on sales of investment properties, net	(30,415)	(23,421)	(26,383)
Gain on extinguishment of debt, net	(16,705)	—	—
Loss on lease terminations	8,714	13,826	13,735
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	6,834	11,701	13,804
Equity in loss (income) of unconsolidated joint ventures, net	6,437	(2,025)	11,299
Distributions on investments in unconsolidated joint ventures	2,218	5,721	4,176
Recognized gain on sale of marketable securities, net	(277)	(4,007)	(42,870)
Payment of leasing fees	(10,786)	(6,172)	(5,048)
Changes in accounts receivable, net	4,915	8,336	1,467
Changes in accounts payable and accrued expenses, net	(813)	13,313	11,136
Changes in other operating assets and liabilities, net	(6,618)	(9,662)	15,699
Other, net	5,680	23	2,786
Net cash provided by operating activities	174,607	184,072	249,837

Cash flows from investing activities:
Proceeds from sale of marketable securities	359	8,629	125,088
Changes in restricted escrows, net	673	(22,967)	(38,680)
Purchase of investment properties	(16,555)	(651)	(20,031)
Capital expenditures and tenant improvements	(32,509)	(34,547)	(20,747)
Proceeds from sales of investment properties	195,948	144,675	172,007
Investment in developments in progress	(3,288)	(3,219)	(15,297)
Investment in unconsolidated joint ventures	(50,030)	(3,589)	(2,879)
Distributions of investments in unconsolidated joint ventures	12,563	—	—
Return of escrowed funds from unconsolidated joint venture	—	65,240	—
Other, net	310	829	(5,755)
Net cash provided by investing activities	107,471	154,400	193,706

Cash flows from financing activities:
(Payoff of) proceeds from margin debt related to marketable securities, net	(2,476)	10,017	(56,340)
Proceeds from mortgages and notes payable	91,579	737,890	974,938
Principal payments on mortgages and notes payable	(678,071)	(1,050,997)	(1,158,195)
Proceeds from secured credit facility	574,764	90,000	30,000
Payoff of secured credit facility	(174,111)	(42,653)	(148,000)
Payment of loan fees and deposits	(12,316)	(11,498)	(31,376)
Distributions paid, net of DRP	(71,754)	(50,654)	(47,651)
Repayment of other financings	—	(3,410)	(55,999)
Proceeds from co-venture obligation	—	—	50,000
Other, net	(3,897)	(442)	3,817
Net cash used in financing activities	(276,282)	(321,747)	(438,806)
Net increase in cash and cash equivalents	5,796	16,725	4,737
Cash and cash equivalents, at beginning of period	130,213	125,904	121,167
Cash decrease due to deconsolidation of variable interest entity	—	(12,416)	—
Cash and cash equivalents, at end of period	$136,009	$130,213	$125,904

(continued)

See accompanying notes to consolidated financial statements

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Consolidated Statements of Cash Flows

(Continued)

For the Years Ended December 31, 2011, 2010 and 2009

 (in thousands, except per share amounts)

	2011	2010	2009
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$227,887	$248,576	$222,573
Distributions payable	$31,448	$26,851	$15,657
Distributions reinvested	$44,296	$32,731	$37,302
Accrued capital expenditures and tenant improvements	$4,878	$—	$—
Developments in progress placed in service	$25,651	$28,312	$35,126
Forgiveness of mortgage debt	$15,798	$50,831	$—
Shares of common stock returned as a result of litigation settlement	—	9,000	—

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(12,546)	$(651)	$(20,031)
Acquired lease intangibles and other assets	(4,547)	—	—
Acquired below market lease intangibles and other liabilities	538	—	—
	$(16,555)	$(651)	$(20,031)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$217,700	$259,308	$288,635
Acquired lease intangibles and other assets	10,142	(4,697)	23,397
Mortgages and notes payable assumption	(60,000)	(97,888)	(160,489)
Forgiveness of mortgage debt	—	(31,756)	—
Acquired below market lease intangibles and other liabilities	(5,805)	(3,713)	(5,919)
Deferred gains	2,505	—	—
Gain on extinguishment of debt	991	—	—
Gain on sales of investment properties, net	30,415	23,421	26,383
	$195,948	$144,675	$172,007

Deconsolidation of variable interest entity:
Investment in unconsolidated joint ventures	$—	$7,230	$—
Other assets, net	—	(6,386)	—
Accounts payable and accrued expenses	—	124	—
Other liabilities	—	7,186	—
Noncontrolling interests	—	4,262	—
Cash decrease due to deconsolidation of variable interest entity	$—	$12,416	$—

(concluded)

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

All share amounts and dollar amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share amounts.

The Company, through two public offerings from 2003 through 2005 and a merger consummated in 2007, issued a total of 459,484 shares of its common stock at $10.00 per share, resulting in gross proceeds, including merger consideration, of $4,595,193.  In addition, as of December 31, 2011, the Company had issued 77,126 shares through its distribution reinvestment program (DRP) at prices ranging from $6.85 to $10.00 per share for gross proceeds of $719,799 and had repurchased a total of 43,823 shares through its share repurchase program (SRP) (suspended as of November 19, 2008) at prices ranging from $9.25 to $10.00 per share for an aggregate cost of $432,487.  During the year ended December 31, 2010, one share was issued through the exercise of stock options at a price of $8.95 per share for gross proceeds of $13.  In addition, in December 2010, 9,000 shares of common stock were transferred back to the Company from shares of common stock issued to the owners of certain entities that were acquired by the Company in its internalization transaction in conjunction with a litigation settlement.  On April 12, 2011, the Company’s board of directors granted an aggregate of 34 common shares to its executive officers under the Equity Compensation Plan in connection with the executive incentive compensation program.  Of the total 34 shares, 17 will vest after three years and 17 will vest after five years.  As of December 31, 2011, amortization of these equity awards totaled $54.  As a result, the Company had total shares outstanding of 483,822 and had realized total net offering proceeds of $4,882,572 as of December 31, 2011.

The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code, commencing with the tax year ended December 31, 2003. The Company believes it has qualified for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates.  Certain aspects of the operation of the Company’s DRP prior to May 2006 may have violated the prohibition against preferential dividends.  To address those issues, on June 17, 2011, the Company entered into a closing agreement with the Internal Revenue Service, or IRS, whereby the IRS agreed the terms and administration of the Company’s DRP did not result in the Company’s dividends paid during taxable years 2004 through 2006 being treated as preferential.

Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income.  The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for U.S. federal income tax purposes.  A TRS is taxed on its taxable income at regular corporate tax rates.  The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.  Through the merger consummated on November 15, 2007, the Company acquired four qualified REIT subsidiaries.  Their income is consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2010 and 2009 consolidated financial statements to conform to the 2011 presentation.  In addition, reclassifications primarily to condense certain captions have been made to the 2010 and 2009 consolidated statement of cash flows to conform to the 2011 presentation.

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments.  Wholly-owned subsidiaries generally consist of limited liability companies (LLCs) and limited partnerships (LPs).

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company’s property ownership as of December 31, 2011 is summarized below:

	Wholly- owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	219	55	24
Development properties (c)	2	1	—

(a)               The Company has ownership interests ranging from 50% to 87% in three LLCs or LPs.

(b)              The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

(c)               During the year ended December 31, 2011, three properties previously considered development were transitioned to operating, one of which was sold prior to December 31, 2011.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), (an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets, as defined by the Financial Accounting Standards Board (FASB)). The Company also consolidates entities that are not VIEs in which it has financial and operating control in accordance with GAAP.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting.  Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net loss in the accompanying consolidated statements of operations and other comprehensive loss.

The Company is the controlling member in various consolidated entities.  Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  The organizational documents of certain of these entities contain provisions that require the entities to be liquidated through the sale of their assets upon reaching a future date as specified in each respective organizational document or through put/call arrangements.  As controlling member, the Company has an obligation to cause these property-owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the terms of the underlying agreements.  Some of the LLC or LP agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each LLC or LP to redeem the ownership interests of the outside owners during future periods.  In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the LLC or LP is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owner reflected as a financing arrangement and included in “Other financings” in the accompanying consolidated balance sheets.  Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC or LP agreements.  In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the LLC is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owner reflected as a financing and included in “Co-venture obligation” in the accompanying consolidated balance sheets.  Co-venture obligation expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the LLC agreement.

The Company evaluates the classification and presentation of the noncontrolling interests associated with the Company’s consolidated joint venture investments on an ongoing basis as facts and circumstances deem necessary.  The Company makes such determinations based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions.  The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of December 31, 2011 and 2010, was determined to approximate the carrying value of these interests.  Accordingly, no adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the years ended December 31, 2011, 2010 and 2009.

In the consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests.  Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity.  Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity.

On September 30, 2011, the Company paid $300 to a partner in one of its consolidated development joint ventures to simultaneously settle the outstanding development fee liability of the joint venture and fully redeem the partner’s ownership interest in such joint venture.  The transaction resulted in an increase in the Company’s ownership interest in South Billings Center from 40.0% as of December 31, 2010 to 100%.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

On April 29, 2011, the Company dissolved a partnership with a partner in three of its development joint ventures resulting in increases to the Company’s ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing.  The remaining property of Wheatland Towne Crossing (excluding the three outlots, which the Company subsequently sold in separate transactions prior to December 31, 2011) was conveyed to the Company’s partner who simultaneously repaid the related $5,730 construction loan.  Such conveyance of property resulted in a $14,235 decrease in “Developments in progress” in the accompanying consolidated balance sheets.  Concurrently with this transaction, the Company also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing the Company’s total ownership interest in the property to 86.7%.  The Company accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the accompanying consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”  With respect to Lake Mead Crossing, the Company continues to hold a controlling financial interest in the joint venture and, therefore, continues to consolidate the underlying accounts and balances within the accompanying consolidated financial statements.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at January 1,	$527	$527	$19,317
Redeemable noncontrolling interest income (expense)	31	31	(3,332)
Distributions	(31)	(31)	(32)
Redemptions	—	—	(15,426	)(a)
Dissolution of partnership	(2)	—	—
Balance at December 31,	$525	$527	$527

(a)     The redemption of noncontrolling interests in 2009 resulted in decreases to land and other assets of $11,488 and $2,390, respectively.

During the years ended December 31, 2010 and 2009, the Company paid certain joint venture partners whose interests were previously classified in “Other financings” in the accompanying consolidated balance sheets, for the redemption of their interests in certain consolidated joint ventures as summarized below:

Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount Included in Other Financings	Total Payment Amount
January 5, 2010	Full	$20	$3,410	$3,430

Redemption Date	Full or Partial Redemption	Accrued Preferred Return	Amount Included in Other Financings	Total Payment Amount
January 16, 2009	Full	$—	$3,410	$3,410
April 28, 2009	Full	114	5,698	5,812
June 4, 2009	Partial	—	40,539	40,539
June 20, 2009	Full	—	6,352	6,352
Total for the year ended December 31, 2009		$114	$55,999	$56,113

The Company is party to an agreement with an LLC formed as an insurance association captive (the “Captive”), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI).  The Captive is serviced by a related party, Inland Risk and Insurance Management Services, Inc. for a fee of $25 per quarter and was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations.  The Company entered into the Captive to stabilize insurance costs, manage certain exposures and recoup expenses through the function of the captive program.  It has been determined that the Captive is a VIE and, as the Company received the most benefit of all members through November 30, 2010, the Company was deemed to be the primary beneficiary.  Therefore, the Captive was consolidated by the Company through November 30, 2010.  Prior to November 30, 2010, the other members’ interests are reflected as “Noncontrolling interests” in the accompanying consolidated financial statements.  Effective December 1, 2010, it was determined that the Company no longer received the most benefit, nor had the highest risk of loss and, therefore, was no longer the primary beneficiary.  As a result, the Captive was deconsolidated and recorded under the equity method of accounting.  As of December 31, 2011 and 2010, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying consolidated balance sheets.  The

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Company’s share of net (loss) income of the Captive for the year ended December 31, 2011 is reflected in “Equity in (loss) income of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive loss.

On November 29, 2009, the Company formed IW JV 2009, LLC (IW JV), a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV.  IW JV, which is controlled by the Company, and therefore consolidated, is and will continue to be managed and operated by the Company.  Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of the common stock of the Company, and Robert D. Parks, who was the Chairman of the Board of the Company until October 12, 2010 and is the Chairman of the Board of certain affiliates of The Inland Group, Inc. (The Inland Group).  The independent directors committee reviewed and recommended approval of this transaction to the Company’s board of directors.

(2)  Summary of Significant Accounting Policies

Investment Properties: Investment properties are recorded at cost less accumulated depreciation.  Ordinary repairs and maintenance are expensed as incurred.  Expenditures for significant betterments and improvements are capitalized.

The Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair values of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above market and below market lease intangibles, any assumed financing that is assumed to be above or below market, the value of customer relationships and goodwill, if any.  Transaction costs are expensed as incurred and presented within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss.

To augment the Company’s estimates of the fair value of assets acquired and liabilities assumed, in some circumstances, the Company engages independent real estate appraisal firms to provide market information and evaluations; however, the Company is ultimately responsible for such estimates.  For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value.  The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period.  The Company also evaluates each acquired lease as compared to current market rates.  If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term.  Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it probable that the lessee would exercise such options. The discount rate used in the present value calculation of above and below market lease intangibles requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.

All acquisition accounting fair value estimates require the Company to consider various factors, including but not limited to, geographical location, size and location of leased space within the acquired investment property, tenant profile, and credit risk of tenants.

The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.  The Company incurred amortization expense pertaining to acquired in-place lease value of $38,873, $42,366 and $47,550 (including $285, $587 and $1,773, respectively, reflected as discontinued operations) for the years ended December 31, 2011, 2010 and 2009, respectively.

The portion of the purchase price allocated to acquired above market and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income.  Amortization pertaining to the above market lease value of $4,816, $5,654 and $6,307 (including $21 reflected as discontinued operations for the year ended December 31, 2009) for the years ended December 31, 2011, 2010 and 2009, respectively, was recorded as a reduction to rental income.  Amortization pertaining to the below market lease value $6,533, $7,623 and $8,647 (including $15, $40 and $76, respectively, reflected as discontinued operations) for the years ended December 31, 2011, 2010 and 2009, respectively, was recorded as an increase to rental income.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The following table presents the amortization during the next five years and thereafter related to the acquired in-place lease value and acquired above and below market lease intangibles for properties owned at December 31, 2011:

	2012	2013	2014	2015	2016	Thereafter
Amortization of:
Acquired above market lease intangibles	$(3,475)	$(3,018)	$(2,522)	$(2,034)	$(1,558)	$(4,477)
Acquired below market lease intangibles	5,784	5,466	5,105	4,707	4,333	55,926
Net rental income increase	$2,309	$2,448	$2,583	$2,673	$2,775	$51,449
Acquired in-place lease value	$35,752	$32,382	$23,593	$15,840	$13,223	$36,530

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

Impairment: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline or continued low occupancy rate;

•	continued difficulty in leasing space;

•	significant financially troubled tenants;

•	a change in plan to sell a property prior to the end of its useful life or holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original acquisition / development estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.

If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows.  An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value.  When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, demographics, holding period and property location;

•	projected capital expenditures and lease origination costs;

•	estimated dates of construction completion and grand opening for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	property-specific discount rate for fair value estimates as necessary.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.  To determine whether any identified impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value for impairment of investment properties or investments in unconsolidated joint ventures.

Below is a summary of impairment charges recorded during the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Impairment of consolidated properties	$39,981	$23,057	$64,700
Impairment of investment in unconsolidated joint ventures (a)	$3,956	$—	$9,062

(a)	Included in “Equity in (loss) income of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive loss.

Impairment of consolidated investment properties is included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive loss, except for $1,958, $12,027 and $37,100 which is included in discontinued operations in 2011, 2010, and 2009, respectively.  The Company’s assessment of impairment at December 31, 2011 was based on the most current information available to the Company.  If the conditions mentioned above deteriorate further or if the Company’s plans regarding the Company’s assets change, subsequent tests for impairment could result in additional impairment charges in the future.  The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties and investments in unconsolidated joint ventures will not occur in 2012 or future periods.  In light of the downturn in the general economy and its continuing effect upon real estate market conditions, certain of the Company’s properties may have fair values less than their carrying amounts.  However, based on the Company’s plans with respect to those properties, the Company believes that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded.  Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted.

Development Projects: The Company capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes.  At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements.  Development payables of $237 and $499 at December 31, 2011 and 2010, respectively, consist of costs incurred and not yet paid pertaining to such development projects and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.  During the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest cost of $197, $286 and $1,194, respectively.

Loss on Lease Terminations:  In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value, and leasing commissions).  Based upon consideration of the facts and circumstances of the termination, the Company may write-off the applicable asset group or accelerate the depreciation and amortization associated with the asset group.  If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.”  The Company recorded loss on lease terminations of $8,714, $13,826 and $13,735 (including $2, $14 and $54, respectively, reflected as discontinued operations) for the years ended December 31, 2011, 2010 and 2009, respectively.

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

If all of the above criteria are met, the Company classifies the investment property as held for sale.  When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above market or below market lease intangibles.  The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period.  Additionally, if the operations and cash flows of the property have been, or will be upon consummation of such sale,

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

eliminated from ongoing operations and the Company does not have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.  There were no properties classified as held for sale at December 31, 2011 and 2010.  Refer to Note 4 for more information.

Partially-Owned Entities: If the Company determines that it is an owner in a VIE and it holds a controlling financial interest, then it will consolidate the entity as the primary beneficiary.  For partially-owned entities determined not to be a VIE, the Company analyzes rights held by each partner to determine which would be the consolidating party.  The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary.  Such assessments include an evaluation of who controls the entity even in circumstances in which it has greater than a 50% ownership interest as well as who has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the entity.  If the Company’s interest does not incorporate the above elements, it will not consolidate the entity.  Refer to Note 1 for more information.

Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase, to be cash equivalents.  The Company maintains its cash and cash equivalents at various financial institutions.  The combined account balances at one or more institutions periodically exceed the Federal Depository Insurance Corporation (FDIC) insurance coverage and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

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

Restricted Cash and Escrows: Restricted cash and escrows include funds received by third party escrow agents from sellers pertaining to master lease agreements.  The Company records the third party escrow funds as both an asset and a corresponding liability until certain leasing conditions are met.  Restricted cash and escrows also consist of lenders’ escrows and funds restricted through lender agreements and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets.  As of December 31, 2011 and 2010, the Company had $91,533 and $91,786, respectively, in restricted cash and escrows.

Derivative Instruments and Hedging Activities:  All derivatives are recorded in the consolidated balance sheets at their fair values within “Other liabilities.”  On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability.  Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” until earnings are affected by the variability of cash flows of the hedged transactions.  As of December 31, 2011, the balance in accumulated other comprehensive income relating to derivatives was $1,362.  Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income (expense), net” in the consolidated statements of operations and other comprehensive loss.  The Company uses derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.  The Company does not use derivatives for trading or speculative purposes.

Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements.  The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Thus, the timing and/or method of settlement may be conditional on a future event.  Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of December 31, 2011 and 2010.

Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors.  In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Generally, this occurs on the lease commencement date.  The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins.  If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete.  If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are accounted for as lease incentives which are amortized as a reduction to the revenue recognized over the term of the lease.  In these circumstances, the Company commences revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.

The Company considers a number of factors to evaluate whether it or the lessee is the owner of the tenant improvements for accounting purposes.  These factors include:

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

The Company records lease termination income upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured.  Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate, in accordance with its policy related to loss on lease terminations.

The Company’s policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.  The Company earned percentage rental income of $5,496, $6,269 and $6,453 (including $34, $66 and $284, respectively, reflected as discontinued operations) for the years ended December 31, 2011, 2010 and 2009, respectively.

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces either at the time of, or subsequent to, the purchase of these properties.  Upon receipt of the payments, the receipts are recorded as a reduction to the purchase price of the related properties rather than as rental income.  These master leases were established at the date of acquisition in order to mitigate the potential negative effects of loss of rent and expense reimbursements.  Master lease payments are received through a draw of funds deposited with a third party escrow agent at closing of any acquisition and generally cover a period from three months to three years.  These funds may be released to either the Company over the designated payment period or to the seller when certain leasing conditions are met.  The Company received $259, $789 and $1,231 of these payments during the years ended December 31, 2011, 2010 and 2009, respectively.

Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property.  During the year ended December 31, 2011, the Company sold 11 investment properties, excluding investment properties partially sold to our unconsolidated

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

joint ventures.  Refer to Note 4 for further information.  Eight investment properties were sold during each of the years ended December 31, 2010 and 2009, excluding investment properties partially sold to our unconsolidated joint ventures.

Allowance for Doubtful Accounts: Receivable balances outstanding include base rents, tenant reimbursements and receivables attributable to the straight-lining of rental commitments.  An allowance for the uncollectible portion of accrued rents and accounts receivable is determined on a tenant-specific basis through an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends.  Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. The allowance for doubtful accounts also includes allowances for notes receivable.  Management’s estimate of the collectibility of accrued rents, accounts receivable and notes receivable is based on the best information available to management at the time of evaluation.

Rental Expense: Rental expense associated with land and office space that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease.  The difference between rental expenses incurred on a straight-line basis and rent payments due under the provisions of the lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets.  See Note 8 for additional information pertaining to these leases.

Loan Fees: Loan fees are generally amortized using the effective interest method (or other methods which approximate the effective interest method) over the life of the related loan as a component of interest expense.  Debt prepayment penalties and certain fees associated with exchanges or modifications of debt are expensed as incurred as a component of interest expense.

Segment Reporting: The Company assesses and measures the operating results of its properties based on net property operations. The Company internally evaluates the operating performance of its portfolio of properties and does not differentiate properties by geography, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as the Company evaluates the collective performance of the properties.

Recent Accounting Pronouncements

Effective January 1, 2011, companies are required to separately disclose purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  This guidance did not have a material effect on the Company’s financial statements.

Effective January 1, 2011, public companies that enter into a material business combination, or series of individually immaterial business combinations that are material in the aggregate, are required to disclose revenue and earnings of the combined entity as though the business combination, or series of business combinations, that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. In addition, supplemental pro forma disclosures are expanded.  If the Company enters into a qualifying business combination, or series of business combinations, it will comply with the disclosure requirements of this guidance.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(3)  Acquisitions

During the year ended December 31, 2011, the Company acquired two additional phases of existing wholly-owned multi-tenant retail operating properties, in separate transactions, as follows:

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

(4)  Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards.  This strategy incorporates the sale of non-core and non-strategic assets that no longer meet the Company’s criteria.

The Company sold 11 properties during the year ended December 31, 2011, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Debt Extinguishment		Net Sales Proceeds / (Outflow)	Gain
December 22, 2011	62,800	Multi-tenant retail	Thousand Oaks, California	$13,325	$—		$13,092	$—	(a)
Various (b)	11,700	Multi-tenant retail	Dallas, Texas	5,505	—		5,245	4,412
December 12, 2011	60,000	Single-user retail	Concord, North Carolina	5,800	—		5,698	910
November 18, 2011	13,800	Single-user retail	Cave Creek, Arizona	6,000	—		5,872	509
October 14, 2011	194,900	Multi-tenant retail	Mesa, Arizona	3,000	—		2,644	—	(c)
August 18, 2011	1,000,400	Single-user industrial	Ottawa, Illinois	48,648	40,000	(d)	8,482	12,862
July 1, 2011	110,200	Single-user retail	Douglasville, Georgia	3,250	3,250	(e)	(57)	1,655
April 28, 2011	1,066,800	Single-user industrial	Various (f)	36,000	—		34,619	702
March 7, 2011	183,200	Single-user retail	Blytheville, Arkansas	12,632	—		12,438	2,069
March 7, 2011	88,400	Single-user retail	Georgetown, Kentucky	10,182	—		10,055	1,390
	2,792,200			$144,342	$43,250		$98,088	$24,509

(a)	No gain or loss was recognized upon disposition as the Company recorded an impairment charge of $636 based upon the negotiated sales price less costs to sell.

(b)	During November and December 2011, the Company sold all three outlots at Wheatland Towne Crossing and thus has no continuing involvement at the property.

(c)	No gain or loss was recognized upon disposition as the Company recorded an impairment charge of $1,322 based upon the negotiated sales price less costs to sell.

(d)	Of the proceeds received at closing, $40,000 was used to pay down borrowings on the secured credit facility.

(e)	The debt was repaid in conjunction with the sale.

(f)	The terms of the sale of two properties located in North Liberty, Iowa and El Paso, Texas were negotiated as a single transaction.

In addition, as part of its overall liquidity strategy, the Company continues to increase its participation in joint ventures.  The Company partially sold one property during the year ended December 31, 2011 to the RioCan joint venture (an unconsolidated joint venture further discussed in Note 12), which, due to the Company’s 20% ownership interest in the joint venture, did not qualify for discontinued operations accounting treatment, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price (at 100%)	Debt Extinguishment (at 100%)		Net Sales Proceeds	Loss
August 22, 2011	654,200	Multi-tenant retail	Austin, Texas	$110,799	$60,000	(a)	$39,935	$(3,047)

(a)	The debt was assumed by the RioCan joint venture in conjunction with the acquisition.

The Company also received net proceeds of $14,675 and recorded gains of $8,953 from condemnation awards, earnouts, and the sale of a parcel at one of its developments in progress.  The aggregate net proceeds, including $43,250 of debt repayments at closing, from the property sales and additional transactions during the year ended December 31, 2011 totaled $195,948 with aggregate gains of $30,415.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During 2010, the Company sold eight properties, which resulted in net sales proceeds of $21,024, gain on sale of $23,806 and extinguishment of $106,791 of debt.  In addition, during 2010, the Company partially sold eight properties to its RioCan joint venture, which resulted in net sales proceeds of $48,616, loss on sale of $385 and extinguishment of $97,888 of debt.

During 2009, the Company sold eight properties, which resulted in net sales proceeds of $123,944 and gain on sale of $26,383.

The Company does not allocate general corporate interest expense to discontinued operations.  The results of operations for the years ended December 31, 2011, 2010 and 2009 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Years Ended December 31,
	2011	2010	2009
Revenues:
Rental income	$5,576	$13,693	$35,808
Tenant recovery income	1,077	1,784	5,520
Other property income	45	1,148	1,003
Total revenues	6,698	16,625	42,331

Expenses:
Property operating expenses	865	4,390	4,936
Real estate taxes	787	2,192	4,024
Depreciation and amortization	2,422	7,368	15,021
Provision for impairment of investment properties	1,958	12,027	37,100
Loss on lease terminations	2	14	54
General and administrative expenses	35	—	—
Interest expense	490	7,708	16,222
Other expense (income), net	1	(381)	(764)
Total expenses	6,560	33,318	76,593
Operating income (loss) from discontinued operations	$138	$(16,693)	$(34,262)

There were no consolidated properties classified as held for sale as of December 31, 2011 and 2010.

(5)  Transactions with Related Parties

The Inland Group and its affiliates are related parties because of the Company’s relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Inland Group or hold directorships and are executive officers of affiliates of the Inland Group.  Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Inland Group.  Mr. Parks is a principal and significant shareholder of the Inland Group.  Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Inland Group affiliates.  With respect to the Company, Mr. Goodwin is a beneficial owner of more than 5% of the Company’s common stock, Mr. Parks was a director and Chairman of the Company’s board of directors until October 12, 2010 and Ms. Gujral is currently one of the Company’s directors and has held this directorship since 2003. Therefore, due to these relationships, transactions involving the Inland Group and/or its affiliates are set forth below.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

	For the Years Ended December 31,			Unpaid Amount as of December 31,
Fee Category	2011	2010	2009	2011	2010
Investment advisor (a) (h)	$269	$272	$67	$22	$22
Loan servicing (b) (i)	186	282	372	—	—
Mortgage financing (c) (i)	—	88	—	—	—
Institutional investor relationship services (d) (i)	—	18	34	—	—
Legal (e) (i)	352	343	551	110	100
Computer services (f) (i)	1,718	1,410	1,459	323	165
Office and facilities management services (f) (i)	493	588	561	129	83
Other service agreements (f) (i)	1,920	639	1,007	130	—
Office rent and reimbursements (g)	969	949	1,162	310	155
Total	$5,907	$4,589	$5,213	$1,024	$525

(a)

An Inland affiliate, a registered investment advisor, provides investment advisory services to the Company related to the Company’s securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of the Company’s assets invested. Subject to the Company’s approval and the investment guidelines it provides to them, the Inland affiliate has discretionary authority with respect to the investment, reinvestment, sale (including by tender) of all securities held in that account. The Inland affiliate has also been granted power to vote all investments held in the account. Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor agreed to waive all fees due at the request of the Company. Fees were incurred again beginning on October 1, 2009.

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

(e)

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

(f)

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

(g)

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

(h)	The agreement is non-exclusive as to both parties and is cancellable by providing not less than 30 days prior written notice and specification of the effective date of said termination.

(i)	The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

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

(6)  Marketable Securities

The following summarizes the Company’s net investment in marketable securities as of December 31, 2011 and 2010:

	Common Stock		Preferred Stock		Total Available-for- Sale Securities
As of December 31, 2011:
Fair value	$11,550		$18,835		$30,385
Amortized cost basis	$28,997		$38,242		$67,239
Total other-than-temporary impairment recognized	$23,889		$31,308		$55,197
Adjusted cost basis	$5,108		$6,934		$12,042
Net gains in accumulated other comprehensive income (OCI)	$6,615		$11,942		$18,557
Net losses in accumulated OCI	$(173	)(a)	$(41	)(b)	$(214)

As of December 31, 2010:
Fair value	$15,117		$19,113		$34,230
Amortized cost basis	$28,997		$38,592		$67,589
Total other-than-temporary impairment recognized	$23,889		$31,576		$55,465
Adjusted cost basis	$5,108		$7,016		$12,124
Net gains in accumulated OCI	$10,009		$12,097		$22,106

(a)

This amount represents the gross unrealized losses of one common stock security with a fair value of $765 as of December 31, 2011. This security has been in a continuous unrealized loss position for less than 12 months as of December 31, 2011.

(b)

This amount represents the gross unrealized losses of one preferred stock security with a fair value of $130 as of December 31, 2011. This security has been in a continuous unrealized loss position for less than 12 months as of December 31, 2011.

The following table summarizes activity related to the Company’s marketable securities for the years ended December 31, 2011, 2010 and 2009:

	Years Ended December 31,
	2011	2010	2009
Net unrealized OCI (loss) gain	$(3,486)	$13,742	$35,594
Other-than-temporary impairment	$—	$—	$24,831
Net gain on sales of securities	$277	$4,007	$42,870

(7)  Stock Option Plan and Board of Directors Activity

The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.  As of December 31, 2011, 34 shares of restricted stock under the Equity Plan had been granted.  On April 12, 2011, these 34 shares were granted, 17 of which will vest after three years and 17 of which will vest after five years.  The Company recorded compensation expense of $46 during the year ended December 31, 2011 related to these grants.

During 2011, the Compensation Committee approved an executive incentive compensation program pursuant to which the Company’s executives are eligible to receive shares of restricted common stock.  For each executive, a portion of his award, if any, will be based upon individual performance goals that have been determined previously by the Compensation Committee and a portion, if any, will be based on certain corporate performance measures.  The Company recorded compensation expense of $34 during 2011 related to this incentive compensation program.  As of the date of this filing, the Compensation Committee had not yet met to grant the shares of restricted stocks related to the 2011 awards, if any.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

A summary of the status of unvested restricted shares, all of which were granted on April 12, 2011 to the Company’s executives, for the year ended December 31, 2011 is as follows:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2011	—	—
Shares granted	34	$6.85
Shares vested	—	—
Shares forfeited	—	—
Balance at December 31, 2011	34	$6.85

As of December 31, 2011, total unrecognized compensation expense related to unvested restricted shares was $179, which is expected to be amortized over a weighted average term of 3.2 years.

The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting.  As of December 31, 2011 and 2010, options to purchase 175 and 140 shares of common stock, respectively, had been granted, of which options to purchase one share had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (3.56%), risk-free interest rate (1.14%), expected life (five years) and expected volatility rate (30%).  Compensation expense of $63, $48 and $24 related to these stock options was recorded during the years ended December 31, 2011, 2010 and 2009, respectively.

On March 8, 2011, the Company’s board of directors increased the number of directors comprising the board of directors from eight to nine and elected Steven P. Grimes to the board of directors effective immediately.  Mr. Grimes served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of the Company through December 31, 2011 and will continue to serve as President and Chief Executive Officer of the Company in 2012.  On December 13, 2011, the board of directors appointed Angela M. Aman to serve as Executive Vice President, Chief Financial Officer and Treasurer of the Company effective January 1, 2012.

On June 14, 2011, the Company’s board of directors established an estimated per-share value of the Company’s common stock of $6.95 to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority (FINRA) rules and to assist fiduciaries in discharging their obligations under Employee Retirement Income Security Act (ERISA) reporting requirements.  As a result, the Company amended the DRP, effective August 31, 2011, solely to modify the purchase price from $6.85 to $6.95.  Thus, since August 31, 2011, additional shares of common stock purchased under the DRP have been purchased at $6.95 per share.

(8)  Leases

Master Lease Agreement

In conjunction with certain acquisitions, the Company receives payments under master lease agreements pertaining to certain non-revenue producing spaces at the date of acquisition for periods generally ranging from three months to three years after the date of purchase or until the spaces are leased.  As these payments are received, they are recorded as a reduction to the purchase price of the respective property rather than as rental income.  The cumulative amount of such payments was $27,625, $27,366 and $26,577, as of December 31, 2011, 2010 and 2009, respectively.

Operating Leases

The majority of revenues from the Company’s properties consist of rents received under long-term operating leases.  Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease.  Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid.  Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy.  Under net leases where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive loss.  Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

operating expenses” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions.  These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease.  As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive loss.  Such taxes remitted to governmental authorities and reimbursed by tenants were $1,874, $1,928 and $2,015 for the years ended December 31, 2011, 2010 and 2009, respectively.

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2012	$526,380
2013	484,140
2014	416,455
2015	347,893
2016	296,669
Thereafter	1,303,207
Total	$3,374,744

The remaining lease terms range from less than one year to more than 69 years.

In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations.  The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105.  The related ground lease rent expense is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss.  In addition, the Company leases office space for certain management offices from third parties and subleases its corporate office space from an Inland affiliate.  In the accompanying consolidated statements of operations and other comprehensive loss, office rent expense related to property management operations is included in “Property operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses.”

	Years Ended December 31,
	2011	2010	2009
Ground lease rent expense	$10,094	$10,252	$10,074
Office rent expense - related party	$496	$496	$496
Office rent expense - third party	$337	$261	$314

Minimum future rental payments to be paid under the ground leases and office leases are as follows:

Minimum Lease Payments
2012	$7,089
2013	6,558
2014	6,696
2015	6,600
2016	6,699
Thereafter	545,538
Total	$579,180

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(9)  Mortgages and Notes Payable

The following table summarizes the Company’s mortgages and notes payable at December 31, 2011 and 2010:

	December 31,
	2011	2010
Fixed rate mortgages payable:
Mortgage loans (a)	$2,691,323	$3,334,784
Premium, net of accumulated amortization	10,858	17,534
Discount, net of accumulated amortization	(2,003)	(2,502)
	2,700,178	3,349,816
Variable rate mortgages payable:
Mortgage loans	—	17,389
Construction loans	79,599	86,768
	79,599	104,157

Mortgages payable	2,779,777	3,453,973
Notes payable	138,900	138,900
Margin payable	7,541	10,017
Mortgages and notes payable	$2,926,218	$3,602,890

(a)          Includes $76,269 and $67,504 of variable rate debt that was swapped to a fixed rate as of December 31, 2011 and 2010, respectively.

Mortgages Payable

Mortgages payable outstanding as of December 31, 2011 were $2,779,777 and had a weighted average interest rate of 6.13%.  Of this amount, $2,700,178 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.20% at December 31, 2011.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $79,599 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.77% at December 31, 2011.  Properties with a net carrying value of $4,086,595 at December 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans.  Properties with a net carrying value of $126,585 at December 31, 2011 and related tenant leases are pledged as collateral for the construction loans.  As of December 31, 2011, the Company’s outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the year ended December 31, 2011, the Company obtained mortgages payable proceeds of $91,579, of which a $60,000 mortgage payable was subsequently assumed by the RioCan joint venture on August 22, 2011, made mortgages payable repayments of $637,474 (excluding principal amortization of $40,597) and received forgiveness of debt of $15,798.  The mortgages payable originated during the year ended December 31, 2011 have a fixed or variable interest rate ranging from 2.50% to 5.50%, a weighted average interest rate of 3.84% and a maturity date up to 15 years.  The fixed or variable interest rates of the loans repaid during the year ended December 31, 2011 ranged from 2.49% to 8.00% and had a weighted average interest rate of 5.14%.  The Company also entered into modifications of four existing loan agreements which extended the maturities of $16,116 of mortgages payable to May 1, 2014, a $7,137 mortgage payable to September 30, 2016 and a matured mortgage payable with a balance of $5,336 to November 1, 2011, on which date it was repaid.

Mortgages payable outstanding as of December 31, 2010 were $3,453,973 and had a weighted average interest rate of 5.99%.  Of this amount, $3,349,816 had fixed rates ranging from 4.44% to 8.00% (10.04% for matured mortgages payable) and a weighted average fixed rate of 6.04% at December 31, 2010.  The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the premium and discount amortization.  The remaining $104,157 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.47% at December 31, 2010.  Properties with a net carrying value of $5,170,029 at December 31, 2010 and related tenant leases were pledged as collateral for the mortgage loans.  Development properties with a net carrying value of $148,808 at December 31, 2010, of which $62,704 is included in developments in progress and the remaining balance of $86,104 is included in net investment properties, and related tenant leases were pledged as collateral for the construction loans.  As of December 31, 2010, the Company’s outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs.  Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2011, the

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Company had guaranteed $24,399 of the outstanding mortgages payable with maturity dates ranging from February 11, 2013 through September 30, 2016 (see Note 17).  At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits.  In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties.  Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of December 31, 2011, the Company had two mortgages payable, totaling $51,769, which had matured and had not been repaid or refinanced. In the second quarter of 2010, the Company ceased making the monthly debt service payment on one of these mortgages payable with an outstanding principal balance of $26,865 as of December 31, 2011.  The non-payment of this monthly debt service amounts to $1,311 annually and does not result in noncompliance under any of our other mortgages payable or secured credit agreements.  Subsequent to December 31, 2011, the Company made payments of $664 relating to the other matured mortgage payable with an outstanding principal balance of $24,904.  As of December 31, 2011, the Company had accrued $4,842 of interest related to these mortgages payable.  The Company has attempted to negotiate and has made offers to the lenders to determine an appropriate course of action under these non-recourse loan agreements; however no assurance can be provided that negotiations will result in a favorable outcome.

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements.  Management believes the Company was in compliance with such provisions as of December 31, 2011.

Notes Payable

The following table summarizes the Company’s notes payable as of December 31, 2011 and 2010:

	December 31,
	2011	2010
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900
	$138,900	$138,900

Notes payable outstanding as of December 31, 2011 were $138,900 and had a weighted average interest rate of 12.62%.  Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV.  The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company’s equity interest in the entity owning the IW JV investment properties.  The IW JV notes can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

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

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.  The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.  During the years ended December 31, 2011 and 2010, the Company recorded hedge ineffectiveness of $314 loss and $232 loss, respectively, as a result of the off-market nature and notional mismatches related to its swaps.  The Company has reclassified all of the previously deferred accumulated other comprehensive income into earnings as of December 31, 2011.  During the year ended December 31, 2009, the Company recorded no hedge ineffectiveness.

Amounts reported in “Accumulated other comprehensive income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  Over the next year, the Company estimates that an additional $990 will be reclassified as an increase to interest expense.  During the year ended December 31, 2010, the Company accelerated $117 loss from accumulated other comprehensive income into earnings as a result of the hedged forecasted transactions becoming probable not to occur.  There were no such accelerations during the years ended December 31, 2011 and 2009.

As of December 31, 2011 and 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	2011	2010	2011	2010
Interest Rate Swap	3	2	$76,269	$67,504

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2011 and 2010.  The valuation techniques utilized are described in Note 16 to the consolidated financial statements.

	Liability Derivatives
	December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$2,891	Other Liabilities	$2,967

The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2011 and 2010.

Derivatives in Cash Flow Hedging	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Relationships	2011	2010	Portion)	2011	2010	Testing)	2011	2010

Interest rate swaps	$(1,346)	$(1,722)	Interest Expense	$(2,557)	$(2,970)	Other Expense	$(314)	$(350)

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements.  The Company believes it minimizes credit risk by transacting with major creditworthy financial institutions.  As part of the Company’s ongoing control procedures, it monitors the credit ratings of counterparties and the exposure to any single entity, which minimizes credit risk concentration.  The Company believes the potential impact of realized losses from counterparty non-performance is not significant.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.  The Company was not in default with respect to these agreements at December 31, 2011.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations.  As of December 31, 2011, the termination value of derivatives in a liability position, which includes accrued interest of $153 but excludes any adjustment for nonperformance risk, which the Company has deemed not significant, was $3,151.  As of December 31, 2011, the Company has not posted any collateral related to these agreements.  If the Company had breached any of these provisions at December 31, 2011, it could have been required to settle its obligations under the agreements at their termination value of $3,151.

Margin Payable

The Company purchases a portion of its securities through a margin account.  As of December 31, 2011 and 2010, the Company had recorded a payable of $7,541 and $10,017, respectively, for securities purchased on margin.  This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points.  At December 31, 2011, this rate was equal to 0.62%.  Interest expense on this debt in the amount of $51, $96 and $252 was recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2011, 2010 and 2009, respectively.  This debt is due upon demand.  The value of the Company’s marketable securities serves as collateral for this debt.  During the years ended December 31, 2011 and 2010, the Company did not borrow on its margin account, but paid down $2,476 and $12,843, respectively.

Debt Maturities

The following table shows the scheduled maturities of the Company’s mortgages payable, notes payable, margin payable and secured credit facility (as described in Note 10) as of December 31, 2011, for each of the next five years and thereafter and does not reflect the impact of any 2012 debt activity:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$450,388	$310,354	$239,572	$470,754	$46,706	$1,173,549	$2,691,323	$2,871,601
Notes payable	—	13,900	—	—	—	125,000	138,900	150,836
Total fixed rate debt	$450,388	$324,254	$239,572	$470,754	$46,706	$1,298,549	$2,830,223	$3,022,437
Variable rate debt:
Mortgages payable	$69,448	$—	$10,151	$—	$—	$—	$79,599	$79,599
Secured credit facility	—	555,000	—	—	—	—	555,000	555,000
Margin payable	7,541	—	—	—	—	—	7,541	7,541
Total variable rate debt	76,989	555,000	10,151	—	—	—	642,140	642,140
Total maturing debt (c)	$527,377	$879,254	$249,723	$470,754	$46,706	$1,298,549	$3,472,363	$3,664,577
Weighted average interest rate on debt:
Fixed rate debt	5.61%	5.55%	7.12%	5.77%	6.15%	7.23%	6.51%
Variable rate debt	3.62%	3.81%	2.56%	—	—	—	3.77%
Total	5.32%	4.45%	6.94%	5.77%	6.15%	7.23%	6.00%

(a)    The debt maturity table does not include any premium or discount, of which $10,858 and $(2,003), net of accumulated amortization, respectively, were outstanding as of December 31, 2011.

(b)    Includes $76,269 of variable rate debt that was swapped to a fixed rate.

(c)    As of December 31, 2011, the weighted average years to maturity of consolidated indebtedness was 5.4 years.

The maturity table excludes other financings and the co-venture obligation as described in Notes 1 and 11.  The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments.  In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan’s original amortization schedule.  As of December 31, 2011, the Company was making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $102,206, which are reflected in the year corresponding to the loan maturity date.  During the year ended December 31, 2011, the Company made accelerated principal payments of $11,652 with respect to these mortgages payable.  The maturity table includes $51,769 of mortgages payable that had matured as of December 31, 2011 in the 2012 column.  The Company plans on addressing its 2012 mortgages payable maturities by using proceeds from an amended credit facility, refinancing the mortgages payable, securing new mortgages collateralized by individual properties or by using proceeds from asset sales.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(10)   Secured Credit Facility

On February 4, 2011, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions. The amended and restated credit facility consists of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan. The Company has the ability to increase available borrowings up to $500,000 under the revolving line of credit in certain circumstances. The amended and restated credit agreement matures on February 3, 2013 and the Company has the option to extend the maturity for one year.  Prior to the February 2011 amendment and restatement, the Company’s credit facility consisted of a $200,000 secured revolving line of credit with an interest rate equal to LIBOR (3% floor) plus 3.50% and an original maturity date of October 14, 2010 that was extended to October 14, 2011.

As of December 31, 2011, the terms of the agreement stipulate:

•                  monthly interest-only payments on the outstanding balance at a rate of LIBOR plus a margin of 2.75% to 4.00%, depending on leverage levels;

•                  quarterly unused fees ranging from 0.40% to 0.50% per annum, depending on the undrawn amount;

•                  the requirement for a comprehensive collateral pool (secured by mortgage interests in each asset) subject to certain covenants and minimum requirements related to the value and number of properties included in the collateral pool;

•                  a maximum advance rate on the appraised value of the collateral pool of 65% (reduced to 60% of the collateral pool value after the issuance of the Company’s financial statements for the quarter ending March 31, 2012).  After the date of this report, the value of the collateral pool will be determined by capitalizing the collateral pool adjusted net operating income at 8%; and

•                  $20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, debt service coverage, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness.  It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the line of credit.  As of December 31, 2011, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company’s current business plan, which is based on management’s expectations of operating performance and planned capital recycling initiatives, indicates that it will be able to operate in compliance with these covenants and provisions in 2012 and beyond.  Additionally, management is in the process of negotiating an amended credit facility, which will provide the Company with additional operating and financial flexibility.  As of December 31, 2011, the interest rate of the revolving line of credit and secured term loan was 3.81%.  Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan.  As of December 31, 2011, the total availability under the revolving line of credit was $435,000, of which the Company had borrowed $405,000. As of December 31, 2010, the outstanding balance on the line of credit was $154,347.

(11)  Co-venture Obligation

As discussed in Note 1, on December 1, 2009, the Company transferred a 23% noncontrolling interest in IW JV to a related party, Inland Equity, in exchange for $50,000.

The Company is the controlling member in IW JV.  The organizational documents of IW JV contain provisions that require the entity to be liquidated through the sale of its assets upon reaching a future date as specified in the organizational documents or through a call arrangement.  As controlling member, the Company has an obligation to cause these property owning entities to distribute proceeds from liquidation to the noncontrolling interest partner only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the agreements.  In addition, at any time after 90 days from the date of Inland Equity’s contribution, the Company has the option to call Inland Equity’s interest in IW JV for an amount which is the greater of either: (a) fair market value of Inland Equity’s interest or (b) $50,000, plus an additional distribution of $5,000 and any unpaid preferred return or promote.  Since the outside ownership interest in IW JV is subject to a call arrangement, the transaction does not qualify as a sale and is accounted for as a financing arrangement.  Accordingly, IW JV is treated as a 100% owned subsidiary by the Company with the amount due to Inland Equity reflected as a financing in “Co-venture obligation” and “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

If Inland Equity retains an ownership interest in IW JV through the liquidation of the joint venture, Inland Equity may be entitled to receive an additional distribution of $5,000, depending on the availability of proceeds at the time of liquidation.

Pursuant to the terms of the IW JV agreement, Inland Equity earns a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance.  Inland Equity earns an additional 5% annually, set aside monthly and paid quarterly, if the portfolio net income is above a target amount as specified in the agreement.  Expense is recorded on such liability in the amount equal to the preferred return, incentive compensation and other compensation due to Inland Equity as provided by the LLC agreement and is included in “Co-venture obligation expense” in the accompanying consolidated statements of operations and other comprehensive loss.

The Company anticipates exercising its call option prior to reaching the liquidation date.  As a result, the Company is accruing the estimated additional amount it would be required to pay upon exercise of the call option over the anticipated exercise period of three years and, as such, has cumulatively accrued $3,472 through December 31, 2011.

(12)  Investment in Unconsolidated Joint Ventures

Investment Summary

The following table summarizes the Company’s investments in unconsolidated joint ventures:

			Ownership Interest		Investment at
	Date of	Date of	December 31,		December 31,
Joint Venture	Investment	Redemption	2011	2010	2011	2010
MS Inland Fund, LLC (a)	04/27/2007	N/A	20.0%	20.0%	$9,246	$9,884
Hampton Retail Colorado, L.L.C. (b)	08/31/2007	N/A	95.9%	95.8%	1,124	4,059
RC Inland L.P. (c)	09/30/2010	N/A	20.0%	20.0%	53,800	12,292
Oak Property and Casualty LLC (d)	10/01/2006	N/A	25.0%	25.0%	8,759	7,230
Britomart (e)	12/15/2011	N/A	15.0%	N/A	8,239	—
					$81,168	$33,465

(a)

The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)

The ownership percentage in Hampton Retail Colorado, L.L.C., or Hampton, is based upon the Company’s pro rata capital contributions to date. Subject to the maximum capital contributions specified within the organization documents, the Company’s ownership percentage could increase to 96.3%.

(c)

The joint venture was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust (RioCan), a REIT based in Canada. The initial investment in 2010 included eight grocery and necessity-based-anchored shopping centers located in Texas. RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties. For properties contributed to the venture by the Company, the joint venture has acquired an 80% interest from the Company in exchange for cash. Such transactions were accounted for as partial sales by the Company. Certain of the properties contained earnout provisions which, when met, resulted or could result in additional sales proceeds to the Company. The Company is the general partner of the joint venture and earns fees for providing property management, asset management and other customary services.

(d)

Effective December 1, 2010, it was determined that the Company was no longer the primary beneficiary of Oak Property and Casualty LLC (Oak Property and Casualty), or the Captive. Since such date, Oak Property & Casualty has been accounted for as an equity method investment by the Company. Refer to Note 1 for further information.

(e)

In a non-cash transaction on December 15, 2011, the Company, through a consolidated limited liability company joint venture, contributed an $8,239 note receivable to two joint ventures under common control (collectively referred to as Britomart) in return for a 15% noncontrolling ownership interest. The Company and its consolidated joint venture do not have any management responsibilities with respect to Britomart, which as of December 31, 2011 owns one vacant land parcel and one single-tenant office building in Auckland, New Zealand.

Pursuant to the terms and conditions of the organizational documents of the Company’s consolidated joint venture, the noncontrolling interest holder’s ownership interest was redeemed in full effective February 15, 2012.  Such redemption was settled on February 15, 2012 by transferring the Company’s entire interest in Britomart to the partner in the Company’s consolidated joint venture.

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments pursuant to the equity method of accounting.  Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the accompanying consolidated statements of operations and other comprehensive loss includes the Company’s share of net income or loss from each unconsolidated joint venture.  Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Profits, Losses and Capital Activity

The following table summarizes the Company’s share of net income (loss) as well as net cash distribution from (contributions to) each unconsolidated joint venture for the years ended December 31, 2011, 2010 and 2009:

	The Company’s Share of			Net Cash Distributions from /
	Net Income (Loss)			(Contributions to) Joint Ventures			Fees Earned by the Company
	For Years Ended December 31,			For Years Ended December 31,			For Years Ended December 31,
Joint Venture	2011	2010	2009	2011	2010	2009	2011	2010	2009
MS Inland	$(463)	$1,339	$1,699	$497	$68,838	$4,209	$862	$1,155	$1,193
Hampton (a)	(3,649)	819	(13,282)	(756)	(1,384)	(2,912)	3	91	112
RioCan	(1,412)	(365)	—	(32,344)	(82)	—	954	125	—
Oak Property and Casualty (b)	(1,117)	(45)	—	(2,646)	—	—	—	—	—
Britomart (c)	—	—	—	—	—	—	—	—	—
	$(6,641)	$1,748	$(11,583)	$(35,249)	$67,372	$1,297	$1,819	$1,371	$1,305

(a)

During the years ended December 31, 2011 and December 31 2009, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $4,128, of which the Company’s share was $3,956, and $9,411, of which the Company’s share was $9,062, respectively. There were no impairment charges recorded during the year ended December 31, 2010. The joint ventures’ estimates of fair value relating to these impairment assessments were based upon estimated contract prices.

(b)	The deconsolidation of Oak Property and Casualty in December 2010 and concurrent commencement of equity method accounting was treated as a non-cash contribution.

(c)	As discussed above, the Company’s contribution to Britomart on December 15, 2011, was a non-cash transaction.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in (loss) income of unconsolidated joint ventures, net” in the consolidated statements of operations and other comprehensive loss.  Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets.  The Company recorded amortization of $204, $277 and $284 during the years ended December 31, 2011, 2010 and 2009, respectively.

Property Acquisitions and Dispositions

The following table summarizes the acquisition activity during 2011 for the Company’s unconsolidated joint ventures:

		Square			Purchase	Pro Rata
Joint Venture	Date	Footage	Property Type	Location	Price	Contribution (a)
RioCan	December 2, 2011	465,400	Multi-tenant retail	San Antonio, Texas	$92,202	$18,336
RioCan	October 11, 2011	486,900	Multi-tenant retail	Cedar Park, Texas	97,605	8,707
RioCan	July 1, 2011	107,600	Multi-tenant retail	Houston, Texas	35,000	3,201
RioCan	May 20, 2011	124,900	Multi-tenant retail	Temple, Texas	21,239	1,929
		1,184,800			$246,046	$32,173

(a)          Amount represents the Company’s contribution of its proportionate share of the acquisition price net of customary prorations and mortgage proceeds, if applicable.

In addition, on August 22, 2011, the Company closed on the partial sale of a property to the RioCan joint venture with terms substantially consistent with the eight 2010 partial sales.  The sales price of the property, a 654,200 square foot multi-tenant retail property in Austin, Texas, was $110,799, which resulted in a net loss of $3,047, net proceeds of $39,935 and the venture assuming the $60,000 of related debt.  Such transaction did not qualify as a discontinued operation within the Company’s consolidated statements of operations and other comprehensive loss as a result of the Company’s 20% ownership interest in the RioCan joint venture.

During the year ended December 31, 2011, Hampton separately sold two investment properties consisting of an aggregate 93,100 square feet. The combined sales price, repayment of debt and loss on sale were $2,300, $2,300 and $29, respectively. As of December 31, 2011, there were four properties remaining in the Hampton joint venture.  All other properties from the original portfolio of nine single-user retail properties and eight leasehold assets have been disposed of primarily through sales and assignment.

The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation.  To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered.  As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of December 31, 2011 and 2010.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(13)  Earnings per Share

In connection with the April 12, 2011 issuance of restricted common stock to certain executive officers, for each reporting period after the grant date, earnings (loss) per common share attributable to Company shareholders (EPS) is calculated pursuant to the two-class method which specifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to distributions are considered participating securities and should be included in the computation of EPS.

The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings attributable to common shareholders, excluding participating securities, by the weighted average number of common shares outstanding.  As of December 31, 2011, distributions totaling $4 had been paid on the unvested shares.  Diluted EPS includes the components of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period using the two-class method.

Shares of the Company’s common stock related to the restricted common stock issuance are not included in the denominator of basic EPS until contingencies are resolved and the shares are released.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Years Ended December 31,
	2011	2010	2009
Numerator:
Net loss from continuing operations	$(103,131)	$(101,820)	$(107,530)
Gain on sales of investment properties, net	5,906	—	—
(Income) loss from continuing operations attributable to noncontrolling interests	(31)	(1,136)	3,074
Loss from continuing operations attributable to Company shareholders	(97,256)	(102,956)	(104,456)
Income (loss) from discontinued operations	24,647	7,113	(7,879)
Net loss attributable to Company shareholders	(72,609)	(95,843)	(112,335)
Distributions paid on unvested restricted shares	(4)	—	—
Net loss attributable to Company shareholders excluding amounts attributable to unvested restricted shares	$(72,613)	$(95,843)	$(112,335)

Denominator:
Denominator for loss per common share-basic:
Weighted average number of common shares outstanding	481,141 (a)	483,743	480,310
Effect of dilutive securities:
Stock options	— (b)	— (b)	— (b)
Equity awards	— (c)	—	—
Denominator for loss per common share-diluted:
Weighted average number of common and common equivalent shares outstanding	481,141	483,743	480,310

(a)          Excluded from this weighted average amount are 34 shares of restricted common stock, which equate to 24 shares on a weighted average basis for the year ended December 31, 2011.  These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)         Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 174, 139 and 105 shares as of December 31, 2011, 2010 and 2009, respectively, at a weighted average exercise price of $8.33, $8.68 and $9.30, respectively. These shares were not included in the computation of diluted EPS because a loss was reported for the respective periods.

(c)          Potential common shares issuable from the vesting of restricted share awards are anti-dilutive in periods in which a loss is reported and therefore excluded from the computation of diluted EPS as the Company had a loss from continuing operations for the year ended December 31, 2011.

(14)  Income Taxes

The Company has elected to be taxed as a REIT under the Code.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to annually distribute at least 90% of its REIT taxable income to the Company’s shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains.  The Company intends to continue to adhere to these requirements and to maintain its REIT status.  As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders.  Accordingly, the Company generally will not be subject to U.S. federal income taxes on the taxable income distributed to its shareholders.  The Company is generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to its shareholders.  If the Company fails to qualify as a REIT in any

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.

REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays.  In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has elected to be treated as a TRS that is not entitled to a dividends paid deduction and is subject to U.S federal, state and local income taxes.  The Company recorded no income tax expense related to the TRS for the years ended December 31, 2011, 2010 and 2009, as a result of losses incurred during these periods.

As a REIT, the Company may also be subject to certain U.S federal excise taxes if it engages in certain types of transactions.  Deferred income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which these temporary differences are expected to reverse.  Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, future projected taxable income and tax planning strategies.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company has considered various factors, including future reversals of existing taxable temporary differences, projected future taxable income and tax-planning strategies in making this assessment.  The Company believes any deferred tax asset will not be realized in future periods and therefore, has recorded a valuation allowance for the entire balance, resulting in no effect on the consolidated financial statements.

The Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 were as follows:

	2011	2010
Deferred tax assets:
Impairment of assets	$4,886	$2,874
Capital loss carryforward	2,008	1,975
Net operating loss carryforward	3,937	4,047
Other	92	202
Gross deferred tax assets	10,923	9,098
Less: valuation allowance	(8,900)	(6,823)
Total deferred tax assets	2,023	2,275
Deferred tax liabilities	—	—
Other	(2,023)	(2,275)
Net deferred tax assets	$—	$—

The Company’s deferred tax assets and liabilities result from the activities of the TRS.  As of December 31, 2011, the TRS had a federal net operating loss (NOL) of $10,570, which will be available to offset future taxable income.  The TRS also had net capital losses (NCL) in excess of capital gains of $5,392 as of December 31, 2011, which can be carried forward to offset future capital gains.  If not used, the NOL and NCL will begin to expire in 2027 and 2013, respectively.

Differences between net loss per the consolidated statements of operations and other comprehensive loss and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.

The following table reconciles the Company’s net loss to taxable income before the dividends paid deduction for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Net loss attributable to Company shareholders	$(72,609)	$(95,843)	$(112,335)
Book/tax differences	95,869	68,240	157,492
Adjust for negative taxable income	—	27,603	—
Taxable income subject to 90% dividend requirement	$23,260	$—	$45,157

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

The Company’s dividends paid deduction is summarized below:

	2011	2010	2009
Cash distributions paid	$116,050	$83,385	$84,953
Less: non-dividend distributions	(92,782)	(83,385)	(39,293)
Total dividends paid deduction attributable to earnings and profits	$23,268	$—	$45,660

A summary of the tax characterization of the distributions paid per share for the years ended December 31, 2011, 2010 and 2009 follows:

	2011	2010	2009
Ordinary income	$0.05	$—	$0.10
Non-dividend distributions	0.19	0.17	0.08
	$0.24	$0.17	$0.18

The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.  As a result of this provision, liabilities of $237 are recorded as of December 31, 2011 and 2010.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2011.  Returns for the calendar years 2008 through 2011 remain subject to examination by federal and various state tax jurisdictions.

(15)  Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants.  The Company performed cash flow analyses during the year ended December 31, 2011 and determined that the carrying value of four of these properties exceeded the projected undiscounted cash flows based upon the estimated holding periods for the assets.  Therefore, the Company has recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying consolidated statements of operations and other comprehensive loss.

During the year ended December 31, 2011, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Henderson, Nevada	Multi-tenant retail	December 31, 2011	236,000	$7,650
Winston-Salem, North Carolina	Single-user office	March 31, 2011	501,000	30,373
				38,023
Discontinued Operations:
Thousand Oaks, California	Multi-tenant retail	December 22, 2011 (a)	63,000	$636
Mesa, Arizona	Multi-tenant retail	Various (b)	195,000	1,322
				1,958
			Total	$39,981
		Estimated fair value of impaired properties		$37,466

(a)	An impairment charge of $2,700 was previously recorded during the year ended December 31, 2009.

(b)

During 2011, this asset was impaired upon execution of the purchase and sale agreement based upon the negotiated purchase price; such impairment charge was revised upon closing of the disposition. Impairment charges for this asset of $3,400 and $20,400 were previously recorded during the years ended December 31, 2010 and December 31, 2009, respectively.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

During the year ended December 31, 2010, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Coppell, Texas (a)	Multi-tenant retail	September 30, 2010	91,000	$1,851
Southlake, Texas (a)	Multi-tenant retail	September 30, 2010	96,000	1,322
Sugarland, Texas (a)	Multi-tenant retail	June 30, 2010	61,000	1,576
University Heights, Ohio	Multi-tenant retail	June 30, 2010	287,000	6,281
				11,030
Discontinued Operations:
Mesa, Arizona	Multi-tenant retail	December 31, 2010	195,000	$3,400
Richmond, Virginia	Single-user retail	June 30, 2010	383,000	7,806
Hinsdale, Illinois	Single-user retail	May 28, 2010	49,000	821
				12,027
			Total	$23,057
Estimated fair value of impaired properties				$72,696

(a)	Property acquired by the RioCan joint venture. Impairment based on estimated net realizable value inclusive of projected fair value of contingent earnout proceeds.

During the year ended December 31, 2009, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Nashville, Tennessee	Multi-tenant retail	December 31, 2009	293,000	$6,700
Vacaville, California	Single-user retail	September 30, 2009	78,000	4,000
Largo, Maryland	Multi-tenant retail	June 30, 2009	482,000	13,100
Hanford, California	Single-user retail	June 30, 2009	78,000	3,800
				27,600
Discontinued Operations:
Douglasville, Georgia	Single-user retail	December 31, 2009	110,000	$3,200
Thousand Oaks, California	Multi-tenant retail	September 30, 2009	63,000	2,700
Kansas City, Missouri	Single-user retail	September 30, 2009	88,000	500
Wilmington, North Carolina	Single-user retail	September 30, 2009	57,000	800
Mountain Brook, Alabama	Single-user retail	September 30, 2009	44,000	1,100
Cupertino, California	Single-user office	September 30, 2009	100,000	8,400
Mesa, Arizona	Multi-tenant retail	March 31, 2009	195,000	20,400
				37,100
			Total	$64,700
		Estimated fair value of impaired properties		$208,335

The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(16)  Fair Value Measurements

The following table presents the carrying value and estimated fair value of the Company’s financial instruments at December 31, 2011 and 2010.  The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities, net	$30,385	$30,385	$34,230	$34,230
Notes receivable	$—	$—	$8,290	$8,245
Financial liabilities:
Mortgages and notes payable	$2,926,218	$3,109,577	$3,602,890	$3,628,042
Secured credit facility	$555,000	$555,000	$154,347	$154,347
Other financings	$8,477	$8,477	$8,477	$8,477
Co-venture obligation	$52,431	$55,000	$51,264	$55,000
Derivative liability	$2,891	$2,891	$2,967	$2,967

The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for notes receivable and derivative liability, which are included in “Accounts and notes receivable” and “Other liabilities,” respectively.

The fair value of the financial instruments shown in the above table as of December 31, 2011 and 2010 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date.  Those fair value measurements maximize the use of observable inputs.  However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability.  Those judgments are developed by the Company based on the best information available in those circumstances.

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

•                  Level 2 Inputs — Inputs, other than quoted prices in active markets, which are observable either directly or indirectly.

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

Recurring Fair Value Measurements

The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall as of December 31, 2011 and 2010.  Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
December 31, 2011
Investment in marketable securities	$30,385	—	—	$30,385
Derivative liability, net	$—	2,891	—	$2,891

December 31, 2010
Investment in marketable securities	$34,230	—	—	$34,230
Derivative liability, net	$—	2,967	—	$2,967

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Investment in marketable securities, net: Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

Derivative liability: The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of December 31, 2011 and 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements.  The Company’s derivative instruments are further described in Note 9.

Non-Recurring Fair Value Measurements

During the year ended December 31, 2011, the Company recorded asset impairment charges of $39,981 related to two of its consolidated operating properties and two consolidated properties which were sold during 2011.  The combined estimated fair value of the properties which were impaired during the year ended December 31, 2011 was $37,466.  During the year ended December 31, 2010, the Company recorded asset impairment charges of $23,057 related to one of its consolidated operating properties, three consolidated operating properties that were partially sold to the RioCan joint venture and three consolidated operating properties that were sold to unaffiliated third parties.  The combined estimated fair value of these properties was $72,696.  During the year ended December 31, 2009, the Company recorded asset impairment charges of $64,700 related to four of its consolidated operating properties and seven consolidated operating properties that were sold.  The combined estimated fair value of these properties was $208,335.

The Company’s estimated fair value, measured on a non-recurring basis, relating to these impairment assessments was based upon discounted cash flow models that included all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable.  Such projected cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth.  Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for each property analyzed.  Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model was classified within Level 3 of the fair value hierarchy.  For the Company’s properties for which the estimated fair value was based on estimated sales prices, the Company determined that its valuation was classified within Level 2 of the fair value hierarchy.

Fair Value Disclosures

The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall as of December 31, 2011 and 2010.  Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
December 31, 2011
Mortgages and notes payable	$—	—	3,109,577	$3,109,577
Secured credit facility	$—	—	555,000	$555,000
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000

December 31, 2010
Notes receivable	$—	—	8,245	$8,245
Mortgages and notes payable	$—	—	3,628,042	$3,628,042
Secured credit facility	$—	—	154,347	$154,347
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000

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

Co-venture obligation: The Company estimates the fair value of its co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment.  The fair value of the co-venture obligation includes the estimated additional amount the Company would be required to pay upon exercise of the call option.  The carrying value of the co-venture obligation as of December 31, 2011 includes $2,431 of cumulative co-venture obligation expense accretion related to the estimated additional distribution.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the year ended December 31, 2011.

(17)  Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition.  The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent.  The earnout payments are based on a predetermined formula.  Each earnout agreement has a time limit regarding the obligation to pay any additional monies.  The time limits generally range from one to three years.  If, at the end of the time period allowed, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller.  As of December 31, 2011, the Company could pay as much as $1,400 in the future pursuant to earnout agreements.

The Company previously entered into one construction loan agreement, which was impaired as of December 31, 2009 and written off on March 31, 2010, one secured installment note and one other installment note agreement.  In a non-cash transaction on December 15, 2011, the Company, through a consolidated joint venture, contributed the secured installment note, with a receivable balance of $8,239, to Britomart in return for a 15% noncontrolling ownership interest.  Refer to Note 12 for more information.  In conjunction with the one remaining installment agreement, the Company has funded its total commitment of $300.  The remaining loan requires monthly interest payments with the entire principal balance due at maturity.  The combined receivable balance included in “Accounts and notes receivable” in the accompanying consolidated balance sheets at December 31, 2011 and 2010 was none and $8,290, respectively, net of allowances of $300.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis.  As of December 31, 2011, the Company has guaranteed $555,000 and $24,399 of its outstanding secured credit facility and mortgage loans, respectively, with maturity dates ranging from February 11, 2013 through September 30, 2016.  As of December 31, 2011, the Company also guaranteed $18,591 which represents a portion of the construction debt associated with certain of its wholly-owned and consolidated joint venture properties.  The guarantees are released as certain leasing parameters are met.  The following table summarizes these guarantees:

Location	Property	Construction Loan Balance at December 31, 2011	Maturity Date	Percentage Guaranteed by the Company	Guarantee Amount
Frisco, Texas	Parkway Towne Crossing	$20,569	August 31, 2012	35%	$7,199
Henderson, Nevada	Lake Mead Crossing	$48,879	January 2, 2012 (a)	15%	7,332
Henderson, Nevada	Green Valley Crossing	$10,151	November 2, 2014	40%	4,060
					$18,591

(a)          Subsequent to December 31, 2011, the maturity date was extended to March 27, 2012.

(18)  Litigation

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

On July 14, 2010, the lawsuit was settled by the Company and the other defendants (the “Settlement”).  On November 8, 2010, the Court granted final approval of the Settlement.  Pursuant to the terms of the Settlement, 9,000 shares of common stock of the Company were transferred back to the Company from shares of common stock issued to the owners (the “Owners”) of certain entities that were acquired by the Company in its internalization transaction.  This share transfer was recorded as a capital transaction in the fourth quarter of 2010.  Pursuant to the Settlement, the Company paid the fees and expenses of counsel for class plaintiffs in the amount of $10,000, as awarded by the Court on November 8, 2010.  The Company was reimbursed $1,994 by its insurance carrier for a portion of such fees and expenses.  The Owners (who include Daniel L. Goodwin, who beneficially owned more than 5% of the stock of the Company as of December 31, 2010, and certain directors and executive officers of the Company) also agreed to provide a limited indemnification to certain defendants who are directors and an officer of the Company if any class members opted out of the Settlement and brought claims against them.  Seven class members have opted out of the Settlement; to the Company’s knowledge, none of these seven class members have filed claims against the Company or its directors and officers.  However, the statute of limitations with respect to the amount of time the seven class members had to file a claim expired prior to December 31, 2011 without any of them filing a claim.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

(19)  Subsequent Events

Subsequent to December 31, 2011, the Company:

•	paid down $25,000 on its senior secured revolving line of credit;

•

closed on the sale of a 13,800 square foot single-user retail property for a sales price of $5,800, which resulted in a net gain on sale of $915 and net cash proceeds of $5,702 after customary prorations at closing;

•	transferred the Company’s entire interest in Britomart to the partner in a consolidated joint venture, resulting in the noncontrolling interest holder’s ownership interest being fully redeemed;

•

paid a nominal amount to acquire the remaining 13.3% noncontrolling interest in the Lake Mead Crossing joint venture, increasing the Company’s ownership interest in that venture from 86.7% to 100%; and

•

extended the maturity date of the Lake Mead Crossing construction loan from January 2, 2012 to March 27, 2012. Additionally, the terms and conditions of the executed extension permit the Company to pay off the outstanding principal balance for a reduced amount of $45,000 on or prior to March 26, 2012.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes to Consolidated Financial Statements

(20)  Quarterly Financial Information (unaudited)

	2011
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$153,352	$151,788	$150,318	$155,318
Reclassified to discontinued operations (a)	—	(679)	(1,523)	(2,891)
Adjusted total revenues	$153,352	$151,109	$148,795	$152,427
Net loss attributable to Company shareholders	$(13,837)	$(5,023)	$(13,724)	$(40,025)
Net loss per common share-basic and diluted	$(0.03)	$(0.01)	$(0.03)	$(0.08)
Weighted average number of common shares outstanding-basic and diluted	483,609	481,948	480,285	478,721

	2010
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$155,277	$162,030	$160,586	$164,755
Reclassified to discontinued operations (a)	(3,901)	(857)	(2,323)	(3,138)
Adjusted total revenues	$151,376	$161,173	$158,263	$161,617
Net loss attributable to Company shareholders	$(3,411)	$(25,527)	$(38,349)	$(28,556)
Net loss per common share-basic and diluted	$(0.01)	$(0.05)	$(0.08)	$(0.06)
Weighted average number of common shares outstanding-basic and diluted	484,113	484,865	483,590	482,402

(a)   Represents revenue that has been reclassified to discontinued operations since previously reported amounts in Form 10-Q or 10-K.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule II

Valuation and Qualifying Accounts

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Balance at beginning of year		Charged to costs and expenses		Write-offs		Balance at end of year
Year ended December 31, 2011
Allowance for doubtful accounts	$9,138		6,527		(7,434)		$8,231
Tax valuation allowance	$6,823		2,077		—		$8,900

Year ended December 31, 2010
Allowance for doubtful accounts	$31,019	(a)	3,103		(24,984	)(b)	$9,138

Year ended December 31, 2009
Allowance for doubtful accounts	$15,510	(c)	26,944	(d)	(11,440)		$31,014	(d)

(a)	Beginning balance includes $5 for allowance for doubtful accounts related to an investment property held for sale in 2009.

(b)	Includes $16,909 related to a note receivable that was fully written off in 2010.

(c)

Beginning balance excludes $10 of allowance for doubtful accounts related to an investment property held for sale in 2009 and includes $479 for allowance for doubtful accounts related to an investment property held for sale in 2008.

(d)	Includes $16,909 related to a note receivable that was fully reserved in 2009.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

23rd Street Plaza	$3,163	$1,300	$5,319	$65	$1,300	$5,384	$6,684	$1,382	2003	12/04
Panama City, FL
Academy Sports	3,236	1,230	3,752	—	1,230	3,752	4,982	1,020	2004	07/04
Houma, LA
Academy Sports	2,650	1,340	2,943	3	1,340	2,946	4,286	774	2004	07/04
Midland, TX
Academy Sports	3,219	1,050	3,954	6	1,050	3,960	5,010	1,040	2004	07/04
Port Arthur, TX
Academy Sports	4,216	3,215	3,963	—	3,215	3,963	7,178	1,005	2004	07/04
San Antonio, TX
Alison’s Corner	2,630	1,045	5,700	78	1,045	5,778	6,823	1,622	2003	04/04
San Antonio, TX
American Express	10,105	1,400	15,370	9	1,400	15,379	16,779	3,768	2000	12/04
DePere, WI
American Express	—	2,900	10,170	8	2,900	10,178	13,078	2,493	1983	12/04
Phoenix, AZ
Arvada Connection and Arvada Marketplace	22,000	8,125	39,366	490	8,125	39,856	47,981	11,425	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	9,744	—	21,052	299	—	21,351	21,351	5,161	2002	05/05
Chicago, IL
Azalea Square I	12,378	6,375	21,304	1,592	6,375	22,896	29,271	5,924	2004	10/04
Summerville, SC
Azalea Square III	8,703	3,280	10,348	63	3,280	10,411	13,691	1,621	2007	10/07
Summerville, SC
Bangor Parkade (a)	—	11,600	13,539	4,003	11,600	17,542	29,142	3,689	2005	03/06
Bangor, ME
Battle Ridge Pavilion (a)	—	4,350	11,366	(124)	4,350	11,242	15,592	2,356	1999	05/06
Marietta, GA
Beachway Plaza	6,025	5,460	10,397	210	5,460	10,607	16,067	2,570	1984 / 2004	06/05
Bradenton, FL
Bed Bath & Beyond Plaza	9,333	—	18,367	40	—	18,407	18,407	4,862	2004	10/04
Miami, FL

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Bed Bath & Beyond Plaza	10,550	4,530	11,901	—	4,530	11,901	16,431	2,797	2000-2002	07/05
Westbury, NY
Best on the Boulevard	17,978	7,460	25,583	357	7,460	25,940	33,400	7,458	1996-1999	04/04
Las Vegas, NV
Bison Hollow	7,701	5,550	12,324	28	5,550	12,352	17,902	3,011	2004	04/05
Traverse City, MI
Blockbuster at Five Forks (a)	—	440	1,018	—	440	1,018	1,458	252	2004-2005	03/05
Simpsonville, SC
Bluebonnet Parc	8,978	4,450	16,407	76	4,450	16,483	20,933	4,809	2002	04/04
Baton Rouge, LA
Boston Commons	8,826	3,750	9,690	200	3,750	9,890	13,640	2,408	1993	05/05
Springfield, MA
Boulevard at The Capital Ctr. (a)	—	—	114,703	(31,003)	—	83,700	83,700	9,383	2004	09/04
Largo, MD
Boulevard Plaza	2,456	4,170	12,038	2,499	4,170	14,537	18,707	3,427	1994	04/05
Pawtucket, RI
The Brickyard	44,000	45,300	26,657	4,277	45,300	30,934	76,234	7,569	1977 / 2004	04/05
Chicago, IL
Broadway Shopping Center	10,379	5,500	14,002	1,973	5,500	15,975	21,475	3,574	1960 /1999-	09/05
Bangor, ME									2000
Brown’s Lane	5,109	2,600	12,005	866	2,600	12,871	15,471	3,101	1985	04/05
Middletown, RI
Burlington Coat Factory	5,500	2,858	5,084	1,247	2,858	6,331	9,189	1,320	1993	09/05
Elk Grove, CA
Burlington Coat Factory	5,100	3,860	4,008	1,917	3,860	5,925	9,785	1,174	1988	09/05
Moreno Valley, CA
Burlington Coat Factory	5,000	3,388	4,339	1,247	3,388	5,586	8,974	1,119	1981	09/05
Redlands, CA
Burlington Coat Factory	5,200	3,324	4,624	(3,487)	1,494	2,967	4,461	329	1992	09/05
Vacaville, CA
Carmax	—	6,210	7,731	—	6,210	7,731	13,941	1,936	1998	03/05
San Antonio, TX
Carrier Towne Crossing (a)	—	2,750	13,662	862	2,750	14,524	17,274	3,272	1998	12/05
Grand Prairie, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Central Texas Marketplace	45,386	13,000	47,559	3,981	13,000	51,540	64,540	9,331	2004	12/06
Waco, TX
Centre at Laurel	27,200	19,000	8,406	16,589	19,000	24,995	43,995	5,114	2005	02/06
Laurel, MD
Century III Plaza	26,200	7,100	33,212	1,391	7,100	34,603	41,703	7,876	1996	06/05
West Mifflin, PA
Chantilly Crossing	16,673	8,500	16,060	2,085	8,500	18,145	26,645	4,219	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	5,109	3,450	11,728	—	3,450	11,728	15,178	2,770	2000	03/05
Woodridge, IL
Citizen’s Property Insurance (a)	—	2,150	7,601	6	2,150	7,607	9,757	1,686	2005	08/05
Jacksonville, FL
Clearlake Shores	6,177	1,775	7,026	1,182	1,775	8,208	9,983	1,975	2003-2004	04/05
Clear Lake, TX
Colony Square (a)	—	16,700	22,775	234	16,700	23,009	39,709	4,566	1997	05/06
Sugar Land, TX
The Columns	12,771	5,830	19,439	77	5,830	19,516	25,346	5,229	2004	8/04 &
Jackson, TN										10/04
The Commons at Temecula (a)	—	12,000	35,887	293	12,000	36,180	48,180	8,360	1999	04/05
Temecula, CA
Coram Plaza	14,540	10,200	26,178	2,065	10,200	28,243	38,443	7,148	2004	12/04
Coram, NY
Cornerstone Plaza	4,903	2,920	10,359	(160)	2,920	10,199	13,119	2,470	2004-2005	05/05
Cocoa Beach, FL
Corwest Plaza	15,075	6,900	23,851	53	6,900	23,904	30,804	7,093	1999-2003	01/04
New Britian, CT
Cost Plus Distribution Warehouse (b)	16,300	10,075	21,483	29,493	7,104	53,947	61,051	9,583	2003	04/06
Stockton, CA
Cottage Plaza	11,101	3,000	19,158	(50)	3,000	19,108	22,108	4,840	2004-2005	02/05
Pawtucket, RI
Cranberry Square	11,396	3,000	18,736	492	3,000	19,228	22,228	5,302	1996-1997	07/04
Cranberry Township, PA
Crockett Square	5,812	4,140	7,534	53	4,140	7,587	11,727	1,643	2005	02/06
Morristown, TN

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Crossroads Plaza CVS	4,474	1,040	3,780	52	1,040	3,832	4,872	922	1987	05/05
North Attelborough, MA
Crown Theater (a)	—	7,318	954	—	7,318	954	8,272	411	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,782	3,350	11,083	(231)	3,350	10,852	14,202	2,697	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	1,719	910	2,891	—	910	2,891	3,801	689	1999	06/05
Burleson, TX
CVS Pharmacy (Eckerd)	2,309	975	2,400	2	975	2,402	3,377	712	2003	12/03
Edmond, OK
CVS Pharmacy (a)	—	1,460	4,455	2	1,460	4,457	5,917	1,116	2004	03/05
Jacksonville, FL
CVS Pharmacy	1,208	750	1,958	—	750	1,958	2,708	472	1999	05/05
Lawton, OK
CVS Pharmacy	1,847	250	2,777	—	250	2,777	3,027	687	2001	03/05
Montevallo, AL
CVS Pharmacy	1,994	600	2,659	—	600	2,659	3,259	650	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,635	932	4,370	—	932	4,370	5,302	1,306	2003	12/03
Norman, OK
CVS Pharmacy	1,925	620	3,583	—	620	3,583	4,203	854	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,731	1,100	3,254	—	1,100	3,254	4,354	805	2004	03/05
Saginaw, TX
CVS Pharmacy	1,845	600	2,469	3	600	2,472	3,072	650	2004	10/04
Sylacauga, AL
Darien Towne Center	18,133	7,000	22,468	673	7,000	23,141	30,141	6,658	1994	12/03
Darien, IL
Davis Towne Crossing	2,739	1,850	5,681	863	1,671	6,723	8,394	1,778	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	28,195	6,000	43,434	11,155	6,000	54,589	60,589	13,845	2003-2004	10/04
Denton, TX
Dick’s Sporting Goods (c)	5,100	2,455	5,438	1,696	2,455	7,134	9,589	1,333	1993	09/05
Fresno, CA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Diebold Warehouse (a)	—	—	11,190	2	—	11,192	11,192	2,667	2005	07/05
Green, OH
Dorman Center I & II	21,347	17,025	29,478	452	17,025	29,930	46,955	8,644	2003-2004	3/04 & 7/04
Spartanburg, SC
Duck Creek	12,432	4,440	12,076	5,198	4,440	17,274	21,714	3,628	2005	11/05
Bettendorf, IA
East Stone Commons	22,550	2,900	28,714	(1,484)	2,826	27,304	30,130	5,504	2005	06/06
Kingsport, TN
Eastwood Towne Center	23,001	12,000	65,067	(1,026)	12,000	64,041	76,041	18,063	2002	05/04
Lansing, MI
Edgemont Town Center	6,730	3,500	10,956	(193)	3,500	10,763	14,263	2,878	2003	11/04
Homewood, AL
Edwards Multiplex	9,824	—	35,421	—	—	35,421	35,421	8,658	1988	05/05
Fresno, CA
Edwards Multiplex	14,196	11,800	33,098	—	11,800	33,098	44,898	8,090	1997	05/05
Ontario, CA
Evans Towne Centre	4,421	1,700	6,425	64	1,700	6,489	8,189	1,662	1995	12/04
Evans, GA
Fairgrounds Plaza	14,142	4,800	13,490	4,354	5,431	17,213	22,644	4,171	2002-2004	01/05
Middletown, NY
Fisher Scientific (a)	—	510	12,768	10	510	12,778	13,288	2,905	2005	06/05
Kalamazoo, MI
Five Forks (a)	—	2,100	5,374	51	2,100	5,425	7,525	1,404	1999	12/04
Simpsonville, SC
Forks Town Center	8,691	2,430	14,836	697	2,430	15,533	17,963	4,208	2002	07/04
Easton, PA
Four Peaks Plaza	10,048	5,000	20,098	4,406	5,000	24,504	29,504	5,739	2004	03/05
Fountain Hills, AZ
Fox Creek Village	9,333	3,755	15,563	(1,075)	3,755	14,488	18,243	3,931	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,981	—	47,403	1,236	—	48,639	48,639	13,213	1988	06/04
Fullerton, CA
Galvez Shopping Center	4,245	1,250	4,947	339	1,250	5,286	6,536	1,267	2004	06/05
Galveston, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

The Gateway	99,414	28,665	110,945	21,853	28,665	132,798	161,463	30,605	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	25,052	9,880	55,195	(1,163)	9,880	54,032	63,912	13,986	2003-2004	12/04
Avondale, AZ
Gateway Plaza	18,862	—	26,371	2,273	—	28,644	28,644	7,574	2000	07/04
Southlake, TX
Gateway Station	3,067	1,050	3,911	1,122	1,050	5,033	6,083	1,256	2003-2004	12/04
College Station, TX
Gateway Station II & III (b)	6,268	3,280	11,557	4	3,280	11,561	14,841	1,367	2006-2007	05/07
College Station, TX
Gateway Village	25,529	8,550	39,298	3,777	8,550	43,075	51,625	11,623	1996	07/04
Annapolis, MD
Gerry Centennial Plaza (a)	—	5,370	12,968	8,318	5,370	21,286	26,656	3,252	2006	06/07
Oswego, IL
Giant Eagle	12,154	3,425	16,868	10	3,425	16,878	20,303	3,764	2000	11/05
Columbus, OH
Gloucester Town Center	9,141	3,900	17,878	198	3,900	18,076	21,976	4,337	2003	05/05
Gloucester, NJ
GMAC Insurance Buildings	24,904	8,250	50,287	(42,010)	2,928	13,599	16,527	491	1980/1990	09/04
Winston-Salem, NC
Golfsmith (a)	—	1,250	2,974	2	1,250	2,976	4,226	642	1992/2004	11/05
Altamonte Springs, FL
Governor’s Marketplace	13,568	—	30,377	2,034	—	32,411	32,411	8,658	2001	08/04
Tallahassee, FL
Grapevine Crossing	11,707	4,100	16,938	(50)	3,894	17,094	20,988	4,159	2001	04/05
Grapevine, TX
Green’s Corner	5,502	3,200	8,663	63	3,200	8,726	11,926	2,223	1997	12/04
Cumming, GA
Greensburg Commons	10,250	2,700	19,116	(170)	2,700	18,946	21,646	4,727	1999	04/05
Greensburg, IN
Greenwich Center (a)	—	5,439	21,594	(9,465)	3,791	13,777	17,568	1,193	2002-2003	02/06
Phillipsburg, NJ									& 2006
Gurnee Town Center	15,620	7,000	35,147	1,436	7,000	36,583	43,583	9,285	2000	10/04
Gurnee, IL

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Hartford Insurance Building (a)	—	1,700	13,709	6	1,700	13,715	15,415	3,185	2005	08/05
Maple Grove, MN
Harvest Towne Center	4,126	3,155	5,085	53	3,155	5,138	8,293	1,385	1996-1999	09/04
Knoxville, TN
Henry Town Center	31,878	10,650	46,814	348	10,650	47,162	57,812	12,113	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,755	3,065	10,729	1,153	3,065	11,882	14,947	3,375	2002	03/04
Euless, TX
Hewitt Associates Campus	116,958	28,500	178,524	(3)	28,497	178,524	207,021	43,087	1974/1986	05/05
Lincolnshire, IL
Hickory Ridge	19,943	6,860	30,517	501	6,860	31,018	37,878	8,586	1999	01/04
Hickory, NC
High Ridge Crossing	5,109	3,075	9,148	(296)	3,075	8,852	11,927	2,229	2004	03/05
High Ridge, MO
Hobby Lobby (c)	5,000	4,419	3,235	757	4,419	3,992	8,411	756	1990	09/05
Rancho Cucamonga, CA
Hobby Lobby (c)	5,400	4,734	2,997	522	4,734	3,519	8,253	700	1983	09/05
Roseville, CA
Hobby Lobby (c)	5,100	4,704	3,062	720	4,704	3,782	8,486	716	1990	09/05
Temecula, CA
Holliday Towne Center	8,056	2,200	11,609	(367)	2,200	11,242	13,442	2,917	2003	02/05
Duncansville, PA
Home Depot Center	11,200	—	16,758	—	—	16,758	16,758	3,993	1996	06/05
Pittsburgh, PA
Home Depot Plaza	13,530	9,700	17,137	455	9,700	17,592	27,292	4,173	1992	06/05
Orange, CT
HQ Building	9,408	5,200	10,010	4,156	5,200	14,166	19,366	2,671	Redev: 04	12/05
San Antonio, TX
Humblewood Shopping Center	6,672	2,200	12,823	(51)	2,200	12,772	14,972	2,828	Renov: 05	11/05
Humble, TX
Irmo Station	5,207	2,600	9,247	88	2,600	9,335	11,935	2,392	1980 &	12/04
Irmo, SC									1985
Jefferson Commons	54,507	23,097	52,762	(74)	23,097	52,688	75,785	7,591	2005	02/08
Newport News, VA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

King Philip’s Crossing	10,687	3,710	19,144	(556)	3,710	18,588	22,298	4,202	2005	11/05
Seekonk, MA
Kohl’s	4,700	2,701	5,304	(4,487)	1,289	2,229	3,518	233	1993	09/05
Hanford, CA
Kohl’s	4,400	2,723	4,210	1	2,723	4,211	6,934	971	1979	09/05
Lodi, CA
Kohl’s	4,800	3,864	3,533	1	3,864	3,534	7,398	815	1973	09/05
Sacramento, CA
Kohl’s	6,000	5,211	3,546	1	5,211	3,547	8,758	818	1980	09/05
Sun Valley, CA
La Plaza Del Norte	17,125	16,005	37,744	954	16,005	38,698	54,703	10,972	1996/1999	01/04
San Antonio, TX
Lake Forest Crossing	—	2,200	5,110	116	2,200	5,226	7,426	1,267	2004	03/05
McKinney, TX
Lake Mary Pointe	1,709	2,075	4,009	89	2,075	4,098	6,173	1,077	1999	10/04
Lake Mary, FL
Lake Mead Crossing (d)	—	17,796	50,216	(7,191)	14,934	45,887	60,821	4,366	2011	10/06
Las Vegas, NV
Lake Worth Towne Crossing (a)	—	6,200	30,910	4,285	6,200	35,195	41,395	6,942	2005	06/06
Lake Worth, TX
Lakepointe Towne Center (a)	—	4,750	23,904	875	4,750	24,779	29,529	5,928	2004	05/05
Lewisville, TX
Lakewood Towne Center	41,048	11,200	70,796	(3,388)	11,200	67,408	78,608	18,725	1988/2002-	06/04
Lakewood, WA									2003
Lincoln Plaza	40,707	13,000	46,482	21,517	13,165	67,834	80,999	14,500	2001-2004	09/05
Worcester, MA
Low Country Village I & II	10,561	2,910	16,614	(513)	2,486	16,525	19,011	4,248	2004 &	06/04 &
Bluffton, SC									2005	09/05
Lowe’s/Bed, Bath & Beyond	13,569	7,423	799	(8)	7,415	799	8,214	337	2005	08/05
Butler, NJ
MacArthur Crossing	7,221	4,710	16,265	709	4,710	16,974	21,684	4,919	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,582	2,635	15,040	(1,121)	2,635	13,919	16,554	3,617	2004	02/05
Houma, LA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Manchester Meadows (a)	—	14,700	39,738	(118)	14,700	39,620	54,320	10,751	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	8,792	3,300	12,195	3,452	3,300	15,647	18,947	4,015	2003-2004	11/04
Mansfield, TX
Maple Tree Place	63,400	28,000	67,361	2,992	28,000	70,353	98,353	16,900	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	13,710	1,900	16,668	670	1,847	17,391	19,238	3,792	1986/2004	11/05
Columbus, IN
The Market at Polaris	36,196	11,750	40,197	5,997	11,750	46,194	57,944	10,089	2005	11/05
Columbus, OH
Massillon Commons	7,221	4,090	12,521	332	4,090	12,853	16,943	3,135	1986/2000	04/05
Massillon, OH
McAllen Shopping Center	1,605	850	2,958	(112)	850	2,846	3,696	733	2004	12/04
McAllen, TX
McDermott Towne Crossing	—	1,850	6,923	63	1,850	6,986	8,836	1,608	1999	09/05
Allen, TX
Mervyns	5,000	1,964	5,682	(4,088)	1,006	2,552	3,558	317	1988	09/05
Bakersfield, CA
Mervyns	5,200	2,357	5,702	1	2,357	5,703	8,060	1,316	1992	09/05
Fontana, CA
Mervyns	5,300	2,308	5,870	(3,311)	1,506	3,361	4,867	418	1994	09/05
Highland, CA
Mervyns	5,700	2,799	6,194	1	2,799	6,195	8,994	1,429	1992	09/05
Manteca, CA
Mervyns	5,100	4,027	3,931	2	4,027	3,933	7,960	907	1992	09/05
McAllen, TX
Mervyns	5,100	4,714	3,153	1	4,714	3,154	7,868	728	1989	09/05
Morgan Hill, CA
Mervyns	6,400	6,305	5,384	18	6,305	5,402	11,707	1,243	1982	09/05
Oceanside, CA
Mervyns	3,300	1,473	4,556	(3,632)	641	1,756	2,397	234	1990	09/05
Ridgecrest, CA
Mervyns	4,000	1,925	4,294	(3,315)	975	1,929	2,904	258	1987	09/05
Turlock, CA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Mid-Hudson Center	23,750	9,900	29,160	1	9,900	29,161	39,061	6,867	2000	07/05
Poughkeepsie, NY
Midtown Center	30,963	13,220	41,687	5,208	13,220	46,895	60,115	10,996	1986-1987	01/05
Milwaukee, WI
Mission Crossing	12,014	4,000	12,616	7,141	4,670	19,087	23,757	4,242	Renov:	07/05
San Antonio, TX									2003-2005
Mitchell Ranch Plaza	20,060	5,550	26,213	294	5,550	26,507	32,057	7,109	2003	08/04
New Port Richey, FL
Montecito Crossing	17,608	9,700	25,414	9,294	11,300	33,108	44,408	7,289	2004-2005	10/05
Las Vegas, NV
Mor Furniture	—	3,200	5,530	(5,227)	3,200	303	3,503	39	2005	10/05
Murrieta,CA
Mountain View Plaza I & II (a)	—	5,180	18,212	45	5,120	18,317	23,437	3,999	2003 &	10/05 &
Kalispell, MT									2006	11/06
Newburgh Crossing	6,808	4,000	10,246	6	4,000	10,252	14,252	2,349	2005	10/05
Newburgh, NY
Newnan Crossing I & II	25,404	15,100	33,987	4,095	15,100	38,082	53,182	10,184	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,881	3,350	6,927	(25)	3,350	6,902	10,252	1,765	1997	12/04
Covington, GA
North Rivers Towne Center	10,414	3,350	15,720	213	3,350	15,933	19,283	4,526	2003-2004	04/04
Charleston, SC
Northgate North	28,650	7,540	49,078	(16,220)	7,540	32,858	40,398	9,351	1999-2003	06/04
Seattle, WA
Northpointe Plaza	24,069	13,800	37,707	1,929	13,800	39,636	53,436	10,915	1991-1993	05/04
Spokane, WA
Northwood Crossing (a)	—	3,770	13,658	458	3,770	14,116	17,886	3,068	1979/2004	01/06
Northport, AL
Northwoods Center	8,842	3,415	9,475	6,186	3,415	15,661	19,076	3,858	2002-2004	12/04
Wesley Chapel, FL
Orange Plaza (Golfland Plaza)	6,200	4,350	4,834	961	4,350	5,795	10,145	1,302	1995	05/05
Orange, CT
The Orchard	12,109	3,200	17,151	14	3,200	17,165	20,365	3,998	2004-2005	07/05 &
New Hartford, NY										9/05

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Pacheco Pass Phase I & II (a)	—	13,420	32,784	(1,094)	13,400	31,710	45,110	6,492	2004 &	07/05 &
Gilroy, CA									2006	06/07
Page Field Commons (a)	—	—	43,355	1,151	—	44,506	44,506	10,780	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	9,529	6,590	20,425	86	6,590	20,511	27,101	5,809	2002	04/04
Phoenix, AZ
Parkway Towne Crossing (d)	—	6,142	20,423	3,384	6,142	23,807	29,949	3,815	2010	08/06
Frisco, TX
Pavillion at Kings Grant I & II	16,000	10,274	12,392	11,697	10,274	24,089	34,363	4,531	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Peoria Crossings I & II (b)	17,426	6,995	32,816	3,722	8,495	35,038	43,533	9,730	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	4,323	2,600	6,776	122	2,600	6,898	9,498	1,791	2004	12/04
Phenix City, AL
Pine Ridge Plaza	11,203	5,000	19,802	1,893	5,000	21,695	26,695	5,809	1998-2004	06/04
Lawrence, KS
Placentia Town Center	11,494	11,200	11,751	193	11,200	11,944	23,144	3,077	1973/2000	12/04
Placentia, CA
Plaza at Marysville	9,496	6,600	13,728	159	6,600	13,887	20,487	3,752	1995	07/04
Marysville, WA
Plaza at Riverlakes	8,827	5,100	10,824	(10)	5,100	10,814	15,914	2,837	2001	10/04
Bakersfield, CA
Plaza Santa Fe II	14,550	—	28,588	803	—	29,391	29,391	8,044	2000-2002	06/04
Santa Fe, NM
Pleasant Run	14,245	4,200	29,085	2,502	4,200	31,587	35,787	8,003	2004	12/04
Cedar Hill, TX
Powell Center	8,390	5,490	7,448	(43)	5,490	7,405	12,895	1,294	2001	04/07
Lewis Center, OH
Preston Trail Village	13,378	7,139	13,670	1,038	7,139	14,708	21,847	1,818	1978/2008	09/08
Dallas, TX
Promenade at Red Cliff	8,351	5,340	12,665	513	5,340	13,178	18,518	3,687	1997	02/04
St. George, UT
Pro-Ranch Market	5,000	3,339	4,348	1	3,339	4,349	7,688	1,003	1981	9/05
El Paso, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Quakertown	8,161	2,400	9,246	1	2,400	9,247	11,647	2,149	2004-2005	09/05
Quakertown, PA
Rasmussen College (a)	—	850	4,049	6	850	4,055	4,905	953	2005	08/05
Brooklyn Park, MN
Rave Theater	17,889	3,440	22,111	2,881	3,440	24,992	28,432	5,428	2005	12/05
Houston, TX
Raytheon Facility (a)	—	650	18,353	2	650	18,355	19,005	4,318	Rehab:2001	08/05
State College, PA
Red Bug Village	4,439	1,790	6,178	102	1,790	6,280	8,070	1,454	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza (a)	—	15,800	70,372	9,569	15,800	79,941	95,741	20,787	1986/2004	08/04
Baltimore, MD
Ridge Tool Building (a)	—	415	6,799	1	415	6,800	7,215	1,487	2005	09/05
Cambridge, OH
Rite Aid Store (Eckerd), Sheridan Dr.	2,903	2,000	2,722	—	2,000	2,722	4,722	615	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Rd.	3,243	2,500	2,764	2	2,500	2,766	5,266	625	2003	11/05
Amherst, NY
Rite Aid Store (Eckerd)	—	900	1,215	—	900	1,215	2,115	293	1999-2000	05/05
Atlanta, GA
Rite Aid Store (Eckerd), E. Main St.	2,855	1,860	2,786	—	1,860	2,786	4,646	630	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), W. Main St.	2,547	1,510	2,627	—	1,510	2,627	4,137	594	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	2,198	900	2,677	—	900	2,677	3,577	605	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd), Main St.	2,174	1,340	2,192	—	1,340	2,192	3,532	495	1998	11/05
Buffalo, NY
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	582	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,739	750	2,042	—	750	2,042	2,792	486	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	—	2,080	1,393	3,473	315	1999	11/05
Cheektowaga, NY

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Rite Aid Store (Eckerd)	3,193	3,000	3,955	22	3,000	3,977	6,977	962	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,719	900	2,377	—	900	2,377	3,277	678	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,375	600	2,033	1	600	2,034	2,634	565	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	1,665	900	2,475	—	900	2,475	3,375	556	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	—	470	2,657	3,127	601	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,650	1,050	2,047	1	1,050	2,048	3,098	569	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd) (a)	—	1,550	3,954	6	1,550	3,960	5,510	931	2004	8/05
Hellertown, PA
Rite Aid Store (Eckerd)	2,409	2,060	1,873	—	2,060	1,873	3,933	423	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,877	1,940	2,736	—	1,940	2,736	4,676	619	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,965	700	2,960	1	700	2,961	3,661	823	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	—	1,710	1,207	2,917	273	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd) (a)	—	975	4,369	6	975	4,375	5,350	1,029	2004	08/05
Lebanon, PA
Rite Aid Store (Eckerd)	2,716	1,650	2,788	—	1,650	2,788	4,438	630	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	—	820	1,935	2,755	437	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	2,452	1,190	2,809	—	1,190	2,809	3,999	635	1999	11/05
Olean, NY
Rite Aid Store (Eckerd) (a)	—	1,000	4,328	5	1,000	4,333	5,333	1,019	2004	08/05
Punxsutawney, PA
Rite Aid Store (Eckerd), Culver Rd.	2,376	1,590	2,279	—	1,590	2,279	3,869	515	2001	11/05
Rochester, NY

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Rite Aid Store (Eckerd), Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	684	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	—	800	3,075	3,875	695	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Rd	2,770	2,830	1,683	—	2,830	1,683	4,513	380	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd), Union Rd.	2,395	1,610	2,300	—	1,610	2,300	3,910	520	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	—	810	1,434	2,244	324	1997	11/05
Yorkshire, NY
Riverpark Phase IIA	6,435	1,800	8,542	(57)	1,800	8,485	10,285	1,661	2006	09/06
Sugar Land, TX
Rivery Town Crossing	8,018	2,900	6,814	308	2,900	7,122	10,022	1,345	2005	10/06
Georgetown, TX
Royal Oaks Village II	8,550	2,200	11,859	(232)	2,200	11,627	13,827	2,637	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,842	3,200	12,642	(2,030)	3,200	10,612	13,812	2,901	1999	09/04
Bethlehem, PA
Shaws Supermarket	—	2,700	11,532	(298)	2,700	11,234	13,934	3,396	1995	12/03
New Britian, CT
Shoppes at Lake Andrew I & II	15,117	4,000	22,996	305	4,000	23,301	27,301	5,942	2003	12/04
Viera, FL
Shoppes at Park West	5,502	2,240	9,357	(56)	2,240	9,301	11,541	2,469	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	5,019	2,190	8,840	66	2,190	8,906	11,096	2,581	1999	01/04
Severn, MD
Shoppes at Stroud (a)	—	5,711	27,878	(2,938)	5,111	25,540	30,651	3,163	2007-2008	01/08
Stroudsburg, PA
Shoppes of New Hope	3,759	1,350	11,045	(302)	1,350	10,743	12,093	2,974	2004	07/04
Dallas, GA
Shoppes of Prominence Point I&II (b)	—	3,650	12,652	(18)	3,650	12,634	16,284	3,401	2004 & 2005	06/04 & 09/05
Canton, GA
Shoppes of Warner Robins	5,328	1,110	11,258	(59)	1,110	11,199	12,309	2,673	2004	06/05
Warner Robins, GA

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Shops at 5 (a)	—	8,350	59,570	70	8,350	59,640	67,990	14,387	2005	06/05
Plymouth, MA
The Shops at Boardwalk	7,625	5,000	30,540	(1,910)	5,000	28,630	33,630	7,963	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	4,710	1,050	6,133	(159)	1,050	5,974	7,024	1,556	2002	12/04
Round Rock, TX
The Shops at Legacy	61,100	8,800	108,940	10,509	8,800	119,449	128,249	19,686	2002	06/07
Plano, TX
Shops at Park Place	8,089	9,096	13,175	513	9,096	13,688	22,784	4,287	2001	10/03
Plano, TX
South Towne Crossing (a)	—	1,600	9,391	1,971	1,600	11,362	12,962	2,205	2005	06/06
Burleson, TX
Southgate Plaza	4,070	2,200	9,229	37	2,161	9,305	11,466	2,317	1998-2002	03/05
Heath, OH
Southlake Town Square I - VII (b)	147,960	41,490	187,353	17,490	41,490	204,843	246,333	43,279	1998-2004	12/04, 5/07,
Southlake, TX									& 2007	9/08 & 3/09
Southwest Crossing (a)	—	4,750	19,679	154	4,750	19,833	24,583	4,779	1999	06/05
Fort Worth, TX
Stanley Works / Mac Tools (a)	—	1,900	7,624	—	1,900	7,624	9,524	1,845	2004	01/05
Westerville, OH
Stateline Station (a)	—	6,500	23,780	(14,946)	3,829	11,505	15,334	1,482	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	5,266	2,200	9,426	(45)	2,200	9,381	11,581	2,408	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	60	1,000	5,843	6,843	1,387	1997	08/05
McKinney, TX
Stony Creek I	8,842	6,735	17,564	355	6,735	17,919	24,654	5,442	2003	12/03
Noblesville, IN
Stony Creek II (a)	—	1,900	5,106	37	1,900	5,143	7,043	1,157	2005	11/05
Noblesville, IN
Stop & Shop	7,349	2,650	11,491	6	2,650	11,497	14,147	2,594	Renov:	11/05
Beekman, NY									2005
Target South Center	5,634	2,300	8,760	257	2,300	9,017	11,317	2,031	1999	11/05
Austin, TX

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of perio
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Tim Horton Donut Shop	—	212	30	—	212	30	242	12	2004	11/05
Canandaigua, NY
Tollgate Marketplace (a)	—	8,700	61,247	1,783	8,700	63,030	71,730	16,635	1979/1994	07/04
Bel Air, MD
Town Square Plaza (a)	—	9,700	18,264	1,489	9,700	19,753	29,453	4,326	2004	12/05
Pottstown, PA
Towson Circle	12,471	9,050	17,840	1,606	9,050	19,446	28,496	5,119	1998	07/04
Towson, MD
Traveler’s Office Building (a)	—	650	7,001	822	1,079	7,394	8,473	1,554	2005	01/06
Knoxville, TN
Trenton Crossing	16,799	8,180	19,262	3,165	8,180	22,427	30,607	5,423	2003	02/05
McAllen, TX
University Square	26,865	1,770	48,068	(42,239)	986	6,613	7,599	512	2003	05/05
University Heights, OH
University Town Center	4,617	—	9,557	151	—	9,708	9,708	2,516	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	11,138	6,200	16,275	(31)	6,200	16,244	22,444	3,979	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,403	3,335	7,766	121	3,335	7,887	11,222	1,964	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainesville (a)	—	4,450	36,592	361	4,450	36,953	41,403	8,630	2004	09/05
Gainesville, GA
Village Shoppes at Simonton	3,470	2,200	10,874	(222)	2,200	10,652	12,852	2,918	2004	08/04
Lawrenceville, GA
Walgreens	3,094	450	5,074	—	450	5,074	5,524	1,199	2000	04/05
Northwoods, MO
Walgreens	2,269	550	3,580	—	550	3,580	4,130	886	1999	04/05
West Allis, WI
Walter’s Crossing	20,626	14,500	16,914	(4)	14,500	16,910	31,410	3,637	2005	07/06
Tampa, FL
Watauga Pavillion	14,500	5,185	27,504	92	5,185	27,596	32,781	7,755	2003-2004	05/04
Watauga, TX
West Town Market	5,393	1,170	10,488	(35)	1,170	10,453	11,623	2,487	2004	06/05
Fort Mill, SC

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Schedule III

Real Estate and Accumulated Depreciation

December 31, 2011

(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
			Buildings and	Adjustments	Land and	Buildings and	Total	Accumulated	Date	Date
Property Name	Encumbrance	Land	Improvements	to Basis (C)	Improvements	Improvements (D)	(B), (D)	Depreciation (E)	Constructed	Acquired

Wilton Square Saratoga Springs, NY	28,560	8,200	35,538	23	8,200	35,561	43,761	8,364	2000	07/05
Winchester Commons Memphis, TN	5,894	4,400	7,471	(9)	4,400	7,462	11,862	1,966	1999	11/04
Winco (c) Ventura, CA	5,000	4,714	2,968	1	4,714	2,969	7,683	685	1982	09/05
Zurich Towers Schaumburg, IL	67,197	7,900	137,096	13	7,900	137,109	145,009	33,459	1986-1990	11/04
Total Operating Properties	2,700,178	1,339,983	4,916,705	108,542	1,320,270	5,044,960	6,365,230	1,180,509

Development Properties
Bellevue Mall Nashville, TN	—	3,056	—	—	3,056	—	3,056	—
Green Valley (d) Henderson, NV	—	11,603	12,619	(893)	11,037	12,292	23,329	258
South Billings (e) Billings, MT	—	—	—	—	—	—	—	—
Total Development Properties	—	14,659	12,619	(893)	14,093	12,292	26,385	258

Developments in Progress	79,599	20,587	29,353	—	20,587	29,353	49,940	—

Total Investment Properties	$2,779,777	$1,375,229	$4,958,677	$107,649	$1,354,950	$5,086,605	$6,441,555	$1,180,767

(a)	This property is secured as collateral under the Company’s line of credit agreement.

(b)	A portion of this property is secured as collateral under the Company’s line of credit agreement.

(c)	This property was a former Mervyns. The property name was changed when a new tenant took occupancy in 2011.

(d)	This property is encumbered by a construction loan included in Developments in Progress.

(e)	This property is included in Developments in Progress.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

Notes:

(A)      The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)       The aggregate cost of real estate owned at December 31, 2011 for U.S. federal income tax purposes was approximately $6,420,750 (unaudited).

(C)       Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)       Reconciliation of real estate owned:

	2011	2010	2009
Balance at January 1	$6,721,242	$6,969,951	$7,365,167
Purchase of investment property	25,194	58	25,195
Sale of investment property	(269,214)	(255,764)	(313,062)
Property held for sale	—	—	(41,689)
Provision for asset impairment	(54,848)	(32,318)	(101,543)
Payments received under master leases	(259)	(789)	(1,231)
Acquired in-place lease intangibles	23,154	45,551	40,868
Acquired above market lease intangibles	2,572	3,171	4,689
Acquired below market lease intangibles	(6,286)	(8,618)	(8,443)
Balance at December 31	$6,441,555	$6,721,242	$6,969,951

(E)       Reconciliation of accumulated depreciation:

	2011	2010	2009
Balance at January 1	$1,034,769	$866,169	$733,661
Depreciation expense	202,970	212,832	218,029
Sale of investment property	(35,604)	(22,653)	(35,006)
Property held for sale	—	—	(112)
Provision for asset impairment	(13,856)	(8,071)	(38,553)
Write offs due to early lease termination	(7,512)	(11,568)	(11,850)
Other disposals	—	(1,940)	—
Balance at December 31	$1,180,767	$1,034,769	$866,169

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

Based on management’s evaluation as of December 31, 2011, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no changes to our internal controls over financial reporting during the fiscal year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Inland Western Retail Real Estate, Inc.:

We have audited the internal control over financial reporting of Inland Western Retail Real Estate, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Chicago, Illinois

February 22, 2012

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Currently, our board of directors consists of nine directors.  Although we are not currently listed on the New York Stock Exchange (NYSE), all of our directors have been determined by our board of directors to be independent directors under the NYSE listing standards, except for Steven P. Grimes and Brenda G. Gujral.  Pursuant to our charter, our directors are elected annually by our shareholders to serve until the next annual meeting or until their successors are duly elected and qualify.  Our officers serve at the discretion of our board of directors.

Certain information regarding our executive officers and directors is set forth below:

Name	Age*	Position

Steven P. Grimes	45	Director, President and Chief Executive Officer
Angela M. Aman	32	Executive Vice President, Chief Financial Officer and Treasurer
Niall J. Byrne	55	Executive Vice President and President of Property Management
Shane C. Garrison	42	Executive Vice President, Chief Operating Officer and Chief Investment Officer
Dennis K. Holland	59	Executive Vice President, General Counsel and Secretary
James W. Kleifges	61	Executive Vice President and Chief Accounting Officer
Gerald M. Gorski**	68	Director and Chairman of the Board
Kenneth H. Beard**	72	Director
Frank A. Catalano, Jr.**	50	Director
Paul R. Gauvreau**	72	Director
Brenda G. Gujral	69	Director
Richard P. Imperiale**	52	Director
Kenneth E. Masick**	66	Director
Barbara A. Murphy**	74	Director

  *            As of January 1, 2012

**                                  Determined by our board of directors to be an independent director within the meaning of the NYSE listing standards.

The following are biographical summaries of the experience of our executive officers and directors.

Steven P. Grimes serves as our President and Chief Executive Officer and as a Director. Mr. Grimes has served as one of our directors since March 8, 2011 and as our President and Chief Executive Officer since October 13, 2009.  Previously, Mr. Grimes served as our Chief Financial Officer since the internalization of our management on November 15, 2007 through December 31, 2011; Chief Operating Officer since our internalization through October 12, 2009 and Treasurer from October 14, 2008 through December 31, 2011.  Prior to our internalization, Mr. Grimes served as Principal Financial Officer and Treasurer and the Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., which was our former business manager/advisor, since February 2004.  Prior to joining our former business manager/advisor, Mr. Grimes served as a Director with Cohen Financial, a mortgage brokerage firm, and as a senior manager with Deloitte in their Chicago-based real estate practice, where he was a national deputy real estate industry leader.  Mr. Grimes is also an active member of various real estate trade associations, including the Real Estate Roundtable. Mr. Grimes received his B.S. in Accounting from Indiana University and is a Certified Public Accountant.

Angela M. Aman serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company.  Ms. Aman joined the Company as director of capital markets on August 4, 2011 and has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 1, 2012.  Prior to joining the Company, Ms. Aman was a Portfolio Manager with RREEF, the real estate investment management business of Deutsche Bank, for six years.  As part of their North American investment group, she focused on retail and regional mall companies.  Ms. Aman started her career in investment banking at Deutsche Bank, where she spent four years with real estate group underwriting debt and equity offerings, as well as advising clients on mergers and acquisitions and additional strategic transactions.  Ms. Aman received her B.S. in Economics from The Wharton School of The University of Pennsylvania.

Niall J. Byrne serves as our Executive Vice President and President of Property Management. In this role, Mr. Byrne is responsible for the oversight of all the property management functions for our portfolio. Mr. Byrne has served as our Executive Vice President since October 12, 2010 and as our President of Property Management since the internalization of our management on November 15, 2007. Prior to that time, he served as a Senior Vice President of Inland Holdco Management LLC, which was a property management company affiliated with our former business manager/advisor, since 2005. In this role, Mr. Byrne was responsible for the oversight of all of the property management, leasing and marketing activities for our portfolio and was involved in our development, acquisitions and joint venture initiatives. Previously, from 2004 to 2005, Mr. Byrne served as Vice President of Asset Management of American Landmark Properties, Ltd., a private real estate company, where he was responsible for a large commercial and residential portfolio of properties. Prior to joining American Landmark Properties, Ltd., Mr. Byrne served as Senior Vice President/Director of Operations for Providence Management Company, LLC, or PMC Chicago, from 2000 to 2004. At PMC Chicago, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio.  Prior to joining PMC Chicago, Mr. Byrne also had over 15 years of real estate experience with the Chicago based Habitat Company and with American Express/Balcor and five years of public accounting experience.  Mr. Byrne received his B.S. in Accounting from DePaul University and is a Certified Public Accountant.

Shane C. Garrison serves as our Executive Vice President, Chief Investment Officer and Chief Operating Officer.  In this role, Mr. Garrison is responsible for several operating functions within the company, including leasing, property management, asset management, which includes acquisitions and dispositions, joint ventures and construction operations.  He also serves as an Executive Committee member of our joint venture entity MS Inland Fund, LLC and as an Advisory Board member of our joint venture entities RC Inland L.P. and RC Inland REIT LP.  Mr. Garrison has served as our Chief Operating Officer since January 1, 2012, as our Executive Vice President since October 12, 2010 and as our Chief Investment Officer since the internalization of our management on November 15, 2007.  Prior to that time, Mr. Garrison served as Vice President of Asset Management of Inland US Management LLC, which was a property management company affiliated with our former business manager/advisor, since 2004. In this prior role, Mr. Garrison underwrote over $1.2 billion of assets acquired by us, and went on to spearhead our development and joint venture initiatives. Previously, Mr. Garrison had served as head of asset management for ECI Properties, a small boutique owner of industrial and retail properties, and the general manager of the Midwest region for Circuit City, a large electronics retailer. Mr. Garrison received his B.S. in Business Administration from Illinois State University and an MBA in Real Estate Finance from DePaul University.

Dennis K. Holland serves as our Executive Vice President, General Counsel and Secretary. In this role, Mr. Holland manages our legal department and is involved in all aspects of our business, including real estate acquisitions and financings, sales, securities laws, corporate governance matters, leasing and tenant matters and litigation management. Mr. Holland has served as our Executive Vice President since October 12, 2010 and as our General Counsel and Secretary since the internalization of our management on November 15, 2007. Prior to that time, he served as Associate Counsel of The Inland Real Estate Group, Inc., an affiliate of our former business manager/advisor, since December 2003. Prior to December 2003, Mr. Holland served as Deputy General Counsel of Heller Financial, Inc., and General Counsel of its real estate group, and in a business role with GE Capital following its acquisition of Heller Financial. Mr. Holland received his B.S. in Economics from Bradley University in 1974 and a J.D. from the John Marshall Law School in 1979.

James W. Kleifges serves as our Executive Vice President and Chief Accounting Officer. Mr. Kleifges has served as our Executive Vice President since October 12, 2010 and as our Chief Accounting Officer since the internalization of our management on November 15, 2007. Prior to that time, he served as Chief Accounting Officer of Inland Western Retail Real Estate Advisory Services, Inc., our former business manager/advisor, since March 2007. Mr. Kleifges served as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of Inland Retail Real Estate Trust, Inc., a publicly held retail real estate investment trust, from January 2005 until the acquisition of the company by a third party in February 2007 in a transaction valued in excess of $6 billion.  From August 2004 through December 2004, Mr. Kleifges was the Vice President, Corporate Controller for the external business manager/advisor of Inland Retail Real Estate Trust, Inc. From April 1999 to January 2004, Mr. Kleifges was Vice President/Corporate Controller of Prime Group Realty Trust, an office and industrial real estate investment trust based in Chicago, Illinois, with assets in excess of $1 billion. Prior to joining Prime Group, Mr. Kleifges held senior financial and operational positions in various private and public real estate companies located in Chicago, Illinois and Denver, Colorado. Mr. Kleifges also was a Senior Manager with KPMG in Chicago, Illinois completing a career in public accounting from June 1972 to December 1982.  Mr. Kleifges earned his B.A. in Accounting from St. Mary’s University in Winona, Minnesota and has been a Certified Public Accountant since 1974.

Gerald M. Gorski serves as a Director and Chairman of the Board. Mr. Gorski has been one of our directors since July 1, 2003 and Chairman of the Board since October 12, 2010. He has been a Partner in the law firm of Gorski & Good LLP, Wheaton, Illinois since 1978. Mr. Gorski’s practice is focused on governmental law, and he represents numerous units of local government in Illinois. Mr. Gorski has served as a Special Assistant State’s Attorney and Special Assistant Attorney General in Illinois. He received a B.A from North Central College with majors in Political Science and Economics and a J.D. from DePaul University Law School. Mr. Gorski serves as the Vice Chairman of the Board of Commissioners for the DuPage Airport Authority. Further, Mr. Gorski has also served as Chairman of the Board of Directors of the DuPage National Technology Park. He has written numerous articles on various legal issues facing Illinois municipalities and has been a speaker at a number of municipal law conferences.

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

Paul R. Gauvreau serves as a Director. Mr. Gauvreau has been one of our directors since our inception on March 5, 2003. He is the retired Chief Financial Officer, Financial Vice President and Treasurer of Pittway Corporation, a NYSE listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001. He was President of Pittway’s non-operating real estate and leasing subsidiaries through 2001. He also was a financial consultant to Honeywell, Inc., Genesis Cable, L.L.C. and ADUSA, Inc. Additionally, he was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003. Mr. Gauvreau holds an MBA from the University of Chicago and a BSC from Loyola University of Chicago. He is on the Board of Trustees, Chairman of the Finance Committee and Treasurer of Benedictine University, Lisle, Illinois and a member of the Board of Directors of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.

Brenda G. Gujral serves as a Director. Ms. Gujral has been one of our directors since our inception on March 5, 2003 and previously served as our Chief Executive Officer from June 2005 until the internalization of our management on November 15, 2007. She is the Chief Executive Officer of Inland Real Estate Investment Corporation, or IREIC, which is a sponsor of real estate investment trusts and limited partnerships that is affiliated with The Inland Group, Inc., (The Inland Group) Ms. Gujral has served as the Chief Executive Officer of IREIC since January 2008 and as its President from January 1998 through January 2011 and from July 1987 through September 1992. Ms. Gujral currently serves as a director of Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc., and previously served as a director of Inland Retail Real Estate Trust, Inc. from its inception in September 1998 until it was acquired in February 2007. Prior to joining The Inland Group, she worked for the Land Use Planning Commission establishing an office in Portland, Oregon, to implement land use legislation for that state. She is a graduate of California State University. She holds Series 7, 22, 39 and 63 certifications from the Financial Industry Regulatory Authority and is a licensed real estate salesperson.

Richard P. Imperiale serves as a Director. Mr. Imperiale has been one of our directors since January 2008.  Mr. Imperiale is President and founder of Forward Uniplan Advisors, Inc., a Milwaukee, Wisconsin based investment advisory holding company that, together with its affiliates, manages and advises over $500 million in client accounts. Forward Uniplan Advisors, Inc. was founded by Mr. Imperiale in 1984 and specializes in managing equity, REIT and specialty portfolios for clients. Mr. Imperiale started his career as a credit analyst for the First Wisconsin National Bank (now U.S. Bank). In 1983, Mr. Imperiale joined B.C. Ziegler & Company, a Midwest regional brokerage firm where he was instrumental in the development of portfolio strategies for one of the first hedged municipal bond mutual funds in the country. Mr. Imperiale is widely quoted in local and national media on matters pertaining to investments and authored the book Real Estate Investment Trusts: New Strategies For Portfolio Management, published by John Wiley & Sons, 2002. He attended Marquette University Business School where he received a B.S. in Finance.

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

Barbara A. Murphy serves as a Director. Ms. Murphy has been one of our directors since July 1, 2003.  Ms. Murphy is the Chairwoman of the DuPage Republican Party and current Committeeman for The Milton Township Republican Central Committee in Illinois. After serving for twenty years, she recently retired as a Trustee of Milton Township in Illinois. Ms. Murphy is currently a member of the Illinois Motor Vehicle Review Board and the Matrimonial Fee Arbitration Board, and has previously served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force and the Illinois Toll Highway Advisory Committee and as a founding member of the Family Shelter Service Board. Ms. Murphy also previously served as the Chairman for the Milton Township Republican Central Committee in Illinois and as the Republican Party’s State Central Committeewoman for the Sixth Congressional District. Ms. Murphy also has experience as the co-owner of a small retail business.

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

•                  Mr. Grimes’s experience and position as our Chief Executive Officer;

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

•                  Ms. Gujral’s experience in the real estate industry and the securities brokerage business provides guidance to us as well as assistance in maintaining our relationship not only with the brokers and advisors who have sold our stock, but also with the investors who purchased our stock;

•                  Mr. Imperiale’s experience in the brokerage and investment advisory industries allows him to provide useful oversight and advice as we look to refinance debt and strengthen our balance sheet, as well as to address issues with respect to our securities portfolio;

•                  Mr. Masick’s experience as a certified public accountant and experience in providing audit, tax and consulting services to privately-owned businesses provides financial expertise to the Board and the Audit Committee, and

•                  Ms. Murphy’s public service and experience in operating her own business bring a different perspective to evaluating our relationships with public officials, tenants and customers of our tenants.

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

Board Role in Risk Management.  General oversight of risk management is a function undertaken by the entire Board.  All significant purchases and sales of property and major financings are reviewed and approved by the Board.  As part of this review and approval process, the Board considers, among other things, the risks posed by such activities and receives input on various aspects of those risks, including operational, financial, legal and regulatory, and reputational risk, from senior management, including the Chief Financial Officer, Chief Accounting Officer and the General Counsel.  In addition, the Audit Committee regularly receives reports from the Chief Financial Officer and Chief Accounting Officer, as well as from our independent auditors and other outside professionals, with respect to financial and operational controls and risk assessment, and reports on these matters to the Board.

Compensation Policy and Risk.  The Compensation Committee has reviewed our compensation policies and practices and does not believe such policies and practices have a material adverse effect on our risk profile.

Code of Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that is applicable to all of our employees, including the Chief Executive Officer and Chief Financial Officer, and to our Board of Directors.  The Code of Business Conduct and Ethics is publicly available on our website at www.inland-western.com.  We intend to disclose on this website any amendments to, or waiver of, any provision of the Code of Business Conduct and Ethics applicable to our directors and executive officers that would otherwise be required under the rules of the Securities and Exchange Commission, or SEC, or any stock exchange on which our shares of common stock may be listed.  Our Board has also adopted a Non-Retaliation Policy, Guidelines on Corporate Governance and Board of Directors Member Job Descriptions, all of which are available on our website.

Corporate Governance Profile

We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders. Notable features of our corporate governance structure include the following:

•	our board of directors is not staggered, with each of our directors subject to re-election annually;

•

of the nine persons who currently serve on our board of directors, seven have been affirmatively determined by our board of directors to be independent for purposes of the NYSE’s listing standards and Rule 10A-3 under the Exchange Act;

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by the SEC;

•	we have an independent Chairman of our board of directors;

•	we do not have a shareholder rights plan, and

•	we intend to conduct an annual shareholders’ advisory vote on executive compensation in accordance with the shareholders’ advisory vote on the frequency of executive compensation.

Board Meetings in 2011

Our Board met 14 times during 2011. Each director who was a director during 2011 attended more than 85% of the total number of meetings of the Board and each Committee on which he or she served.  We do not have a policy with regard to Board members’ attendance at annual shareholder meetings.  However, each director who was a director at such time attended the 2011 Annual Meeting, with the exception of Ms. Murphy.

Board Committees

Our board of directors has established three standing committees: the Audit Committee, the Executive Compensation Committee and the Nominating and Corporate Governance Committee. All members of the committees described below are independent as such term is defined in the NYSE’s listing standards and as affirmatively determined by our board of directors, other than Ms. Gujral.

Board Committee	Chairman	Members
Audit Committee	Paul R. Gauvreau	Kenneth H. Beard Kenneth E. Masick

Executive Compensation Committee	Frank A. Catalano, Jr.	Richard P. Imperiale Brenda G. Gujral Barbara A. Murphy

Nominating and Corporate Governance Committee	Richard P. Imperiale	Gerald M. Gorski Kenneth E. Masick

Audit Committee

Our Board has established an Audit Committee comprised of Messrs. Beard, Gauvreau, and Masick. Mr. Gauvreau serves as the Chair of the Audit Committee and qualifies as an “audit committee financial expert” under the applicable SEC rules.  Each of the members of the Audit Committee satisfies the definition of “independent director” under the NYSE’s listing standards.  The Audit Committee operates under a written charter approved by the Board of Directors.

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

The Executive Compensation Committee makes recommendations to our Board concerning compensation policies and programs, including salaries and incentive compensation, for our executive officers, and administers our employee benefit plans.  The Executive Compensation Committee has not delegated its authority to others. It is likely that our chief executive officer will provide input into executive compensation decisions. We did not hire a compensation consultant to assist the Executive Compensation Committee in determining compensation for 2011.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of our outstanding shares, to file statements of beneficial ownership and changes in beneficial ownership of our shares with the SEC and to furnish us with copies of all statements they file.  Based solely on a review of the forms we have received and on written representations from certain reporting persons that no such forms were required for them, we believe that during 2011 all Section 16 filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with by such persons.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis is set forth with respect to the compensation and benefits for the Company’s Chief Executive Officer and Chief Financial Officer and the other three officers included in the “Summary Executive Compensation Table” included herein (together, the Company’s “Named Executive Officers”) for the Company’s fiscal year ended December 31, 2011 (“fiscal 2011”).

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

Objectives and Structure of Our Compensation Program

The primary objectives of our executive compensation programs are: (i) to attract, retain and reward experienced, highly motivated executives who are capable of leading us effectively and contributing to our long-term growth and profitability, (ii) to motivate and direct the performance of management with clearly-defined goals and measures of achievement, and (iii) to align the interests of management with the interests of our shareholders.

We attempt to achieve our objectives through offering the opportunity to earn a combination of cash and equity-based compensation to provide appropriate incentives for our executives. Executive officers are eligible to receive a combination of (i) annual base salary, (ii) annual cash incentive compensation, and (iii) equity grants under our Stock Incentive Plan. Each of the Named Executive Officers participates in the same benefits programs available to all of our employees: health and dental insurance; group term life insurance; short-term disability coverage; and tax-qualified 401(k) plan. The Company does not provide additional perquisites to the Named Executive Officers.

As part of its efforts, the Committee set the objectives of our compensation program.  In 2008, the Committee informally compared compensation against peer group data to gain a sense of market compensation, but no benchmarking was used.  The peer group selected by the Committee consisted of the following nine publicly-traded REITs with a substantial retail shopping center portfolio:

Developers Diversified Realty Corporation Regency Centers Corporation Cedar Shopping Centers, Inc. Equity One, Inc. Federal Realty Investment Trust	Inland Real Estate Corporation Kimco Realty Corporation Ramco-Gershenson Properties Trust Weingarten Realty Investments

For 2009 and 2010, none of the management team, other than Mr. Grimes, had an increase in base salary over the 2008 amounts.  The 2011 base salary increases for the management team were determined by the Committee and approved by the Board.  The Committee did not use peer benchmarking and did not engage a compensation consultant to determine the 2011 increases.

2011 Executive Compensation

In fiscal 2011, the Committee considered a combination of base salary, cash incentive compensation, equity awards and other benefits to meet its compensation objectives.  The proportions of these elements were determined by the Committee in its discretion, considering, among other things, the Committees’ understanding of prevailing practices in the marketplace and the historical compensation by the Company of the Company’s Named Executive Officers.  In establishing base salaries and incentive  compensation targets for 2011, the Committee considered present compensation, market competitiveness in relation to the Company’s performance and capital structure, the roles, responsibilities and performance of each of the Named Executive Officers, the contribution of each of the Named Executive Officers to the Company’s business, an analysis of job requirements, and the prior experience and accomplishments of each of the Named Executive Officers.  For incentive compensation for 2011, the Committee established a program utilizing pre-established corporate and individual performance measures. Under the program, each Named Executive Officer has the opportunity to receive up to a specified dollar amount of restricted stock based on the achievement of these performance measures, as described in more detail below.  The Committee believes that incentive compensation tied to appropriate pre-established performance measures allows the Committee to incentivize the Named Executive Officers to achieve specific goals that the Committee believes are important to the Company’s overall success and achievement of its strategic goals and directly reward the achievement of these goals.  The Committee also believes that supplementing base salary with incentive compensation assists the Company’s efforts to retain outstanding executive officers.  Finally, the Committee views the granting of restricted stock as a means of aligning management and shareholder interests, providing incentives and rewarding management’s long-term perspective, and retaining the services of the Named Executive Officers.

We increased the annual base salaries for the Named Executive Officers, effective January 1, 2011.  Among other reasons, the Board made these adjustments as none of the management team, other than Mr. Grimes, had an increase in base salary during the period from January 1, 2008 through January 1, 2011, the effective date of such adjustments, despite undertaking increased workloads due to the economic recession and the reallocation of duties of the Company’s previous President and Chief Executive Officer, who resigned in 2009.  The incentive compensation arrangement for the management team is such that awards, if any, will be made in shares of common stock of the Company rather than cash, if certain goals are achieved.  Additionally, on May 10, 2011, the Board of Directors awarded, as a supplement to the executive bonus program, a one-time, nominal award of $20,000 in cash to each of the Named Executive Officers as a discretionary bonus for 2011.

In determining overall compensation for each Named Executive officer for fiscal 2011, the Committee generally considered a number of factors on a subjective basis, including, but not limited to, (i) the scope of the officer’s responsibilities within the Company; (ii) the experience of the officer within our industry and at the Company; (iii) performance of the Named Executive Officer and his or her contribution to the Company; (iv) the Company’s financial budget and general wage level throughout the Company for fiscal 2011; (v) a review of historical compensation information for the individual officer; (vi) a subjective determination of the compensation needed to motivate and retain that individual; (vii) the recommendations of the Chief Executive Officer (and the recommendation of the Chairman of the Board with respect to the Chief Executive Officer), and (viii) general industry and market conditions and their impact upon the ability of the Company to achieve objective performance goals and the time commitment required of the Named Executive Officers.

Steven P. Grimes.  For 2011, Mr. Grimes, our President and Chief Executive Officer received a base salary of $525,000 and a cash bonus of $20,000.  In addition, he has the opportunity to receive up to $262,500 of restricted stock based upon the achievement of 2011 corporate and individual performance goals.  On December 13, 2011, the Board approved an annual base salary of $525,000 for Mr. Grimes, effective January 1, 2012.  In addition, he has the opportunity to receive up to $262,500 of restricted stock based upon the achievement of 2012 corporate and individual performance goals.

Niall J. Byrne.  For 2011, Mr. Byrne, our Executive Vice President and President of Property Management, received a base salary of $275,000 and a cash bonus of $20,000.  In addition, he has the opportunity to receive up to $68,750 of restricted stock based upon the achievement of 2011 corporate and individual performance goals.  On December 13, 2011, the Board increased the annual base salary for Mr. Byrne to $300,000, effective January 1, 2012.  In addition, he has the opportunity to receive up to $75,000 of restricted stock based upon the achievement of 2012 corporate and individual performance goals.

Shane C. Garrison.  For 2011, Mr. Garrison, our Executive Vice President, Chief Operating Officer and Chief Investment Officer, received a base salary of $350,000 and a cash bonus of $20,000.  In addition, he has the opportunity to receive up to $87,500 of restricted stock based upon the achievement of 2011 corporate and individual performance goals.  On December 13, 2011, the Board increased the annual base salary for Mr. Garrison to $385,000, effective January 1, 2012.  In addition, he has the opportunity to receive up to $96,250 of restricted stock based upon the achievement of 2012 corporate and individual performance goals.

Dennis K. Holland.  For 2011, Mr. Holland, our Executive Vice President, General Counsel and Secretary, received a base salary of $325,000 and a cash bonus of $20,000.  In addition, he has the opportunity to receive up to $81,250 of restricted stock based upon the achievement of 2011 corporate and individual performance goals.  On December 13, 2011, the Board increased the annual base salary for Mr. Holland to $335,000, effective January 1, 2012.  In addition, he has the opportunity to receive up to $83,750 of restricted stock based upon the achievement of 2012 corporate and individual performance goals.

For 2011, the number of shares of restricted stock that will be awarded to each Named Executive Officer will be calculated by dividing the value of the incentive compensation earned by the Named Executive Officer by the fair value of our common stock as determined by the Board of Directors or the Committee on the date the Committee determines whether the corporate and individual performance measures for the incentive compensation have been achieved.  Each of the Named Executive Officers will earn 50% of his incentive compensation if two corporate performance measures, a target leased rate of 90% for the retail operating portfolio for 2011 and target amount of cash flows from operations of $175 million (rounded) for the year ended December 31, 2011, are achieved.  Each of the Named Executive Officers is eligible to receive the remaining 50% of his incentive compensation based upon pre-established individual performance goals as determined by the Committee.  Under the executive incentive compensation program, 50% of any restricted stock grants to the executives will fully vest on each of the third and fifth anniversaries of the date that the Committee determines whether the corporate and individual performance measures for the incentive compensation have been achieved.

At our 2011 annual meeting, the compensation paid to our Named Executive Officers, as disclosed in our proxy statement for the 2011 annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our shareholders, with more than 91% of the votes cast on the proposal being voted in favor of the proposal to approve such compensation. Accordingly, the Committee did not implement changes to our executive compensation program as a result of the shareholder advisory vote.  In addition, we asked shareholders to select the frequency with which to hold future advisory votes on the compensation of the Named Executive Officers.  More than 92% of the votes cast on the proposal selected an annual vote.  Accordingly, we intend to hold an advisory vote on executive compensation on an annual basis.

2011 Summary Executive Compensation Table

The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the Named Executive Officers for the years ended December 31, 2011, 2010 and 2009.

		Salary	Bonus	Stock Awards		All Other Compensation (1)	Total
Name and Principal Position	Year	($)	($)	($)		($)	($)
Steven P. Grimes	2011	525,000	20,000	375,000	(2)	1,000	921,000
President and Chief Executive Officer and	2010	450,000	—	—	(3)	—	450,000
former Chief Financial Officer and Treasurer (4)	2009	375,000	—	—		2,000	377,000
Niall J. Byrne	2011	275,000	20,000	81,250	(2)	1,000	377,250
Executive Vice President	2010	250,000	—	—	(3)	—	250,000
and President of Property Management	2009	250,000	—	—		2,000	252,000
Shane C. Garrison	2011	350,000	20,000	100,000	(2)	—	470,000
Executive Vice President, Chief Operating	2010	250,000	—	—	(3)	—	250,000
Officer and Chief Investment Officer (5)	2009	250,000	—	—		2,000	252,000
Dennis K. Holland	2011	325,000	20,000	114,375	(2)	1,000	460,375
Executive Vice President	2010	265,000	—	—	(3)	—	265,000
General Counsel and Secretary	2009	265,000	26,500	—		2,000	293,500

(1)          Represents company match to 401(k) plan.

(2)          The amounts reported are based on the probable outcome of the applicable corporate and individual performance measures under the 2011 executive incentive  compensation program as of the service inception date for accounting purposes.  Management believes it is probable that each Named Executive Officer will receive the entire amount of restricted stock awards available.  In addition, amounts include restricted stock awards granted on April 12, 2011 related to the individual performance portion of the 2010 executive incentive compensation program as follows: Mr. Grimes - $112,500; Mr. Byrne - $12,500; Mr. Garrison - $12,500 and Mr. Holland $33,125.

(3)          The amounts reported are based on the probable outcome of the applicable corporate performance measures under the 2010 executive incentive compensation program as of the service inception date for accounting purposes.  If the applicable corporate performance measures had been achieved for these restricted stock awards, the fair value of the portion of the restricted stock awards that is based on achieving the applicable corporate performance measures would have been as follows for each of the Named Executive Officers: Mr. Grimes - $112,500; Mr. Byrne - $50,000; Mr. Garrison - $50,000 and Mr. Holland - $33,125.  Mr. Garrison achieved his applicable corporate performance measures and received restricted stock of $50,000.  The remaining Named Executive Officers did not achieve their applicable corporate performance measures and, as such, received no restricted stock.

(4)          Mr. Grimes was Chief Financial Officer and Treasurer during all of 2011.

(5)          Mr. Garrison became Chief Operating Officer on January 1, 2012.

2011 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards made during the year ended December 31, 2011 to our Named Executive Officers.

		Estimated Possible Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Target ($) (1) (2)	Units (#)	Awards ($)
Steven P. Grimes	April 12, 2011	n/a	16,423	112,500	(3)
	October 11, 2011 (4)	262,500	—	262,250	(5)
Niall J. Byrne	April 12, 2011	n/a	1,825	12,500	(3)
	October 11, 2011 (4)	68,750	—	68,750	(5)
Shane C. Garrison	April 12, 2011	n/a	1,825	12,500	(3)
	October 11, 2011 (4)	87,500	—	87,500	(5)
Dennis K. Holland	April 12, 2011	n/a	4,836	33,125	(3)
	October 11, 2011 (4)	81,250	—	81,250	(5)

(1)

The number of shares of restricted stock that will be awarded related to the October 11, 2011 grant date will be calculated by dividing the value of the incentive compensation earned by the fair value of our common stock as determined by the Board of Directors or the Committee on the date the Committee determines whether the corporate and individual performance measures for the incentive compensation have been achieved.

(2)

The corporate and individual performance measures are specific targets and do not provide for threshold or maximum amounts. Accordingly, no threshold or maximum columns have been included in the table.

(3)

Represents restricted stock granted related to the individual performance portion of the 2010 executive incentive compensation program. The number of restricted shares awarded was calculated by dividing the value of the incentive compensation earned by the fair value of our common stock as determined by the Board of Directors on the date the awards were granted, which was $6.85 per share. The awards have vesting provisions whereby 50% of the awards vest three years and 50% of the awards vest five years after the grant date, subject to continued employment through such date.

(4)

Represents awards under the 2011 executive incentive compensation program that may be earned based on achievement of corporate and individual performance measures. For purposes of this table, the date reported represents the service inception date for accounting purposes.

(5)	The amounts reported are based on the probable outcome of the applicable corporate and individual performance measures as of the service inception date for accounting purposes.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011, with respect to our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Steven P. Grimes	16,423	(2)	114,140
	37,770	(3)	262,500
Niall J. Byrne	1,825	(2)	12,684
	9,892	(3)	68,750
Shane C. Garrison	9,125	(2)	63,419
	12,590	(3)	87,500
Dennis K. Holland	4,836	(2)	33,610
	11,691	(3)	81,250

(1)	For purposes of this table, a market value of $6.95 per share was used.

(2)

These amounts included the awards that were granted on April 12, 2011 in conjunction with the 2010 executive bonus program. The awards have vesting provisions whereby 50% of the awards vest on April 12, 2014 and 50% of the awards vest on April 12, 2016, subject to continued employment through such dates.

(3)

These amounts include the potential restricted stock bonuses under the 2011 executive incentive compensation program based on achieving the applicable corporate and individual performance measures. The Committee has not made a determination whether the corporate and individual performance measures for the 2011 executive incentive compensation program have been achieved. The vesting provisions for restricted stock awards granted, if any, will be that 50% of the awards will vest three years after grant date and 50% of the awards will vest five years after grant date, subject to continued employment through such dates.

All outstanding unvested award shares shall become 100% vested upon the occurrence of a change in control, as defined in the 2008 Long-Term Equity Compensation Plan.  As a result, if a change in control occurred as of December 31, 2011, the Named Executive Officers would have vested in all of the stock awards set forth above with the market values as set forth above.

Employment Agreements

We do not have any employment agreements with any of the Named Executive Officers.

Director Compensation

Cash Compensation

During 2011, each director (other than Ms. Gujral and Mr. Grimes, who are not entitled to receive any compensation from the Company for their service on the Board of Directors or any of its committees) received an annual director fee of $50,000.  The independent chairman of the Board of Directors receives an additional annual fee of $25,000, the chairman of the Audit Committee receives an additional annual fee of $10,000, and the chairmen of the Executive Compensation Committee and the Nominating and Corporate Governance Committee receive an additional annual fee of $5,000.  The annual fee for the chairmen of the Executive Compensation Committee and the Nominating and Corporate Governance Committee increased to $10,000 on January 1, 2012.  In addition, each director receives $1,000 for attending in person or $750 for attending via telephone, each meeting of the Board, and $500 for attending, whether in person or via telephone, each committee meeting.  Members of a special committee formed to evaluate two transactions with a related party received $1,000 for attending each meeting, whether in person or via telephone, of the special committee.

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

2011 Director Compensation Table

The following table sets forth a summary of the compensation we paid to our directors during 2011:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	Total ($)
Paul R. Gauvreau	74,000	8,943	82,943
Gerald M. Gorski	89,750	8,943	98,693
Frank A. Catalano, Jr.	72,250	8,943	81,193
Barbara A. Murphy	63,750	8,943	72,693
Kenneth H. Beard	64,250	8,943	73,193
Richard P. Imperiale	74,500	8,943	83,443
Kenneth E. Masick	67,000	8,943	75,943
Brenda G. Gujral (3)	—	—	—
Steven P. Grimes (3)	—	—	—

(1)

As of December 31, 2011, each of the directors other than Mses. Gujral and Murphy and Mr. Grimes held unexercised options to purchase 25,000 shares of common stock. As of December 31, 2011, Ms. Murphy held unexercised options to purchase 23,500 shares of common stock and Ms. Gujral and Mr. Grimes held no unexercised options.

(2)

The option awards were valued using the Black-Scholes option pricing model and the following assumptions: expected term of options — 5 years, expected volatility — 30%, expected dividend yield — 3.56% and risk-free interest rate — 1.14%.

(3)	Ms. Gujral and Mr. Grimes do not receive any fees or other remuneration for serving as directors.

Executive Compensation Committee Report

The Executive Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Executive Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Submitted by the Executive Compensation Committee

Frank A. Catalano, Jr. (Chairman)

Brenda G. Gujral

Richard P. Imperiale

Barbara A. Murphy

Compensation Committee Interlocks and Insider Participation

During 2011, the members of the Executive Compensation Committee consisted of Frank A. Catalano, Jr. (chair), Brenda G. Gujral, Richard P. Imperiale and Barbara A. Murphy.  Brenda G. Gujral served as our Chief Executive Officer until November 15, 2007.  Additionally, we are required to disclose certain relationships and related transactions with Ms. Gujral.  See Item 13 “Certain Relationships and Related Transactions.”  None of the other members of the Executive Compensation Committee has any relationship with us requiring disclosure under applicable rules and regulations of the SEC.  No other member of our Executive Compensation Committee is a current or former officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or Executive Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of January 31, 2012 regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each named executive officer; (iii) all directors and executive officers as a group; and (iv) any person known to us to be the beneficial owner of more than 5% of our outstanding shares.  As of January 31, 2012, we had over 111,900 shareholders of record and 485,494,608 shares of common stock outstanding.

Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent of Class

Directors and Named Executive Officers

Brenda G. Gujral	97,673	*
Kenneth H. Beard (3)	80,305	*
Frank A. Catalano, Jr. (3)	18,766	*
Paul R. Gauvreau (3)	126,732	*
Gerald M. Gorski (3)	17,841	*
Richard P. Imperiale (3)	15,000	*
Kenneth E. Masick (3)	15,000	*
Barbara A. Murphy (4)	15,000	*
Steven P. Grimes	45,527	*
Angela M. Aman	—	*
Niall J. Byrne	1,825	*
Shane C. Garrison	9,125	*
Dennis K. Holland	9,554	*
James W. Kleifges	1,825	*
All directors and executive officers as a group (14 persons)	454,173	*

Daniel L. Goodwin (5)	24,429,687	5.03%

* Less than 1%

(1)	The address of each of the persons listed above is 2901 Butterfield Road, Oak Brook, IL 60523.

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

(3)

Includes 15,000 shares issuable upon exercise of options granted under our Independent Director Stock Option Plan, which are currently exercisable or will become exercisable within 60 days after the date of this table.

(4)

Includes 13,500 shares issuable upon exercise of options granted under our Independent Director Stock Option Plan, which are currently exercisable or will become exercisable within 60 days after the date of this table.

(5)

Includes 128,182 shares held jointly by Mr. Goodwin and his spouse. Also includes 6,112,869, 8,510,493, 215,531, 71,438 and 3,010 shares of common stock owned by Inland Corporate Holdings Corporation, Inland Funding Corporation, IREIC, Partnership Ownership Corporation and Inland Condo Investor Loan Corporation, respectively.

Item 13.  Certain Relationships and Related Transactions and Director Independence

All dollar amounts and shares in this Item 13 are stated in thousands.

Effects of Transactions with Related and Certain Other Parties

The Inland Group, Inc. and its affiliates are related parties because of our relationships with Daniel L. Goodwin and Brenda G. Gujral, each of whom is a significant shareholder and/or principal of the Inland Group or holds directorships and is an executive officer of affiliates of the Inland Group.  Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Inland Group.  Mr. Goodwin and Ms. Gujral hold a variety of positions as directors and executive officers of Inland Group affiliates.  With respect to our company, Mr. Goodwin is a beneficial owner of more than 5% of our common stock and Ms. Gujral is currently one of our directors and has held this directorship since 2003. Therefore, due to these relationships, transactions involving the Inland Group and /or its affiliates are set forth below.

Ongoing Services Agreements

The following provides a summary of a number of ongoing agreements that we have with Inland Group affiliates that we are actively using:

An Inland Group affiliate, which is a registered investment advisor, provides investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested.  Subject to our approval and the investment guidelines we provide to them, the Inland Group affiliate has discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account.  The Inland Group affiliate has also been granted power to vote all investments held in the account.  We incurred fees totaling $269, $272 and $67 for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, fees of $22 remained unpaid.  The agreement is cancellable by providing not less than 30 days prior written notice and specification of the effective date of said termination.  Effective for the period from November 1, 2008 through September 30, 2009, the investment advisor agreed to waive all fees due at our request.  Fees were incurred again beginning on October 1, 2009.

An Inland Group affiliate provides loan servicing for us for a monthly fee based upon the number of loans being serviced.  Such fees totaled $186, $282 and $372 for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011 and 2010, no amounts remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

An Inland Group affiliate has a legal services agreement with us, where that Inland Group affiliate will provide us with certain legal services in connection with our real estate business.  We will pay the Inland Group affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland Group affiliate’s hourly billing rate then in effect.  The billing rate is subject to change on an annual basis, provided, however, that the billing rates charged by the Inland Group affiliate will not be greater than the billing rates charged to any other client and will not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services.  For the years ended December 31, 2011, 2010 and 2009, we incurred $352, $343 and $551, respectively, of these costs.  Legal services costs totaling $110 and $100 remained unpaid as of December 31, 2011 and 2010, respectively.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have service agreements with certain Inland Group affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services.  Some of these agreements provide that we obtain certain services from the Inland Group affiliates through the reimbursement of a portion of their general and administrative costs.  For the years ended December 31, 2011, 2010 and 2009, we incurred $4,131, $2,637 and $3,027, respectively, of these reimbursements.  Of these costs, $582 and $248 remained unpaid as of December 31, 2011 and 2010, respectively.  The services are to be provided on a non-exclusive basis in that we shall be permitted to employ other parties to perform any one or more of the services and that the applicable counterparty shall be permitted to perform any one or more of the services to other parties.  The agreements have various expiration dates, but are cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

Office Sublease

We sublease our office space from an Inland Group affiliate.  The lease calls for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs.  Additionally, the Inland Group affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years.  The sublease calls for an initial term of five years which expires in November 2012, with one option to extend for an additional five years.  Of these costs, $310 and $155 remained unpaid as of December 31, 2011 and 2010, respectively.

Elective Services Agreements

The following provides a summary of a number of agreements that we have with Inland Group affiliates that we are not actively using and do not expect to use:

An Inland Group affiliate facilitates the mortgage financing we obtain on some of our properties.  We pay the Inland Group affiliate 0.2% of the principal amount of each loan obtained on our behalf.  Such costs are capitalized as loan fees and amortized over the respective loan term as a component of interest expense.  For the years ended December 31, 2011, 2010 and 2009, we had incurred none, $88 and none, respectively, of loan fees to this Inland Group affiliate.  As of December 31, 2011 and 2010, no amounts remained unpaid.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

We have a transition property due diligence services agreement with an Inland Group affiliate.  In connection with our acquisition of new properties, the Inland Group affiliate will give us a first right as to all retail, mixed use and single-user properties and, if requested, provide various services including services to negotiate property acquisition transactions on our behalf and prepare suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired.  We will pay all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; pay an overhead cost reimbursement of $12 per transaction, and, to the extent these services are requested, pay a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction.  We incurred no such costs for the years ended December 31, 2011, 2010 and 2009.  No costs remained unpaid as of December 31, 2011 and 2010.  The agreement is cancellable by providing not less than 60 days prior written notice and specification of the effective date of said termination.

We have an institutional investor relationships services agreement with an Inland Group affiliate.  Under the terms of the agreement, the Inland Group affiliate will attempt to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses.  We incurred none, $18 and $34 during the years ended December 31, 2011, 2010 and 2009, respectively.  None of these costs remained unpaid as of December 31, 2011 and 2010.  The agreement is non-exclusive as to both parties and is cancellable by providing not less than 180 days prior written notice and specification of the effective date of said termination.

Joint Ventures with Inland Equity

On November 29, 2009, we formed IW JV 2009, LLC, or IW JV, a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it.  Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (“Inland Equity”) in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us and, therefore, consolidated, has an aggregate of approximately $1 billion in total assets and will continue to be managed and operated by us. Inland Equity is an LLC owned by certain individuals, including Daniel L. Goodwin, who beneficially owns more than 5% of our common stock. The Independent Committee reviewed and recommended approval of this transaction to our board of directors.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth fees for professional audit services rendered for the audits of our annual financial statements by Deloitte & Touche LLP and fees for other services rendered by them:

	2011	2010
Audit Fees (1)	$780,000	$890,000
Audit Related Fees (2)	456,500	342,500
Tax Fees (3)	184,975	332,480
Total Fees	$1,421,475	$1,564,980

(1)	Audit fees include the financial statement audit and audit of internal controls over financial reporting.

(2)

Audit related fees primarily include the review of documents and issuance of independent registered public accounting firms’ consents related to documents filed with the SEC, as well as fees related to IW JV.

(3)	Tax fees consist of fees for review of federal and state income tax returns.

The Audit Committee reviews and approves in advance the terms of and compensation for both audit and non-audit services.  This duty has been delegated to the Chairman of the Audit Committee with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.  Approval of non-audit services will be disclosed in periodic reports required by Section 13(a) of the Exchange Act.  Prohibited Non-Audit Services shall be as set forth in the rules promulgated by the SEC, including: (i) bookkeeping or other services related to the accounting records or financial statements of the audit client; (ii) financial information systems design and implementation; (iii) appraisal or valuation services, providing fairness opinions or preparing contribution-in-kind reports; (iv) actuarial services; (v) internal audit outsourcing services; (vi) management functions or human resources; (vii) broker or dealer, investment advisor or investment banking services; (viii) legal services and expert services unrelated to the audit; and (ix) any other service that the Public Company Accounting Oversight Board prohibits through regulation.

The Audit Committee approved 100% of the fees described above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of documents filed:

(1)              The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)              Financial Statement Schedules:

Financial statement schedules for the year ended December 31, 2011 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	88
Real Estate and Accumulated Depreciation (Schedule III)	89

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

10.3

Indemnification Agreements by and between Inland Western Retail Real Estate Trust, Inc. and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-F, and H-I to the Registrant’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007 and Exhibits 10.561 — 10.562, 10.567, 10.569 — 10.571 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008).

10.4	Indemnification Agreement, dated October 11, 2011, by and between Inland Western Retail Real Estate Trust, Inc. and Angela Aman (filed herewith).

10.5

Amended and Restated Credit Agreement dated as of February 4, 2011 among Inland Western Retail Real Estate Trust, Inc. as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and JPMorgan Chase Bank, N.A. as Syndication Agent and JPMorgan Securities LLC as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and RBC Capital Markets as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2010 and filed on February 23, 2011).

10.6

Loan Agreement dated as of December 1, 2009 by and among Colesville One, LLC, JPMorgan Chase Bank, N.A. and certain subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 10.587 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

Exhibit No.	Description

10.7

Senior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2009, LLC and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.588 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

10.8

Junior Mezzanine Loan Agreement dated as of December 1, 2009 by and among IW Mezz 2 2009, LLC and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.589 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

10. 9

Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009 by and between the Registrant and Inland Equity Investors, LLC (Incorporated herein by reference to Exhibit 10.590 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 and filed on February 26, 2010).

10.10

First Amendment to the Operating Agreement of IW JV 2009, LLC dated as of December 1, 2009, by and between Inland Western Retail Real Estate Trust, Inc. and Inland Equity Investors, LLC (Incorporated herein by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 and filed on May 12, 2010).

10.11

Closing Agreement dated as of June 17, 2011 by and between Inland Western Retail Real Estate Trust, Inc., Inland Real Estate Investment Corporation and the Commissioner of the Internal Revenue Service (incorporated herein by reference to Exhibit 10.10 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-11 filed on July 25, 2011 [File No. 333-172237]).

21.1	List of Subsidiaries of Registrant (filed herewith).

23.1	Consent of Deloitte & Touche LLP (filed herewith).

31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

32.1

Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (filed herewith).

101

Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009, and (v) Notes to Consolidated Financial Statements.*

*                 In accordance with Rule 406T of Regulations S-T, the XBRL related information in Exhibit 101 to this Annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be deemed expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INLAND WESTERN RETAIL REAL ESTATE TRUST, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President and Chief Executive Officer
Date:	February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Kenneth H. Beard		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Kenneth H. Beard	By:	Richard P. Imperiale
	Director, President and Chief Executive Officer		Director		Director

Date:	February 22, 2012	Date:	February 22, 2012	Date:	February 22, 2012

	/s/ Angela M. Aman		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Angela M. Aman	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	Executive Vice President, Chief Financial Officer and Treasurer		Director		Director

Date:	February 22, 2012	Date:	February 22, 2012	Date:	February 22, 2012

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Barbara A. Murphy

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Barbara A. Murphy
	Executive Vice President and		Director		Director
Chief Accounting Officer

Date:	February 22, 2012	Date:	February 22, 2012	Date:	February 22, 2012

	/s/ Gerald M. Gorski		/s/ Brenda G. Gujral

By:	Gerald M. Gorski	By:	Brenda G. Gujral
	Chairman of the Board and Director		Director

Date:	February 22, 2012	Date:	February 22, 2012