Form 10-Q
period 2012-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2012-05-08
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-35481

Retail Properties of America, Inc.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	42-1579325 (I.R.S. Employer Identification No.)
2901 Butterfield Road, Oak Brook, Illinois (Address of principal executive offices)	60523 (Zip Code)

630-218-8000
(Registrant's telephone number, including area code)

Inland Western Retail Real Estate Trust, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares outstanding of the registrant's classes of common stock as of May 3, 2012:
        Class A common stock 85,088,389 shares
        Class B-1 common stock 48,518,389 shares
        Class B-2 common stock 48,518,389 shares
        Class B-3 common stock 48,518,389 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I—Financial Information

Item 1.    Financial Statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Balance Sheets

March 31, 2012 and December 31, 2011
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2012	December 31, 2011
Assets
Investment properties:
Land	$1,332,833	$1,334,363
Building and other improvements	5,054,181	5,057,252
Developments in progress	50,200	49,940

	6,437,214	6,441,555
Less accumulated depreciation	(1,227,076)	(1,180,767)

Net investment properties	5,210,138	5,260,788
Cash and cash equivalents	126,115	136,009
Investment in marketable securities, net	35,371	30,385
Investment in unconsolidated joint ventures	59,703	81,168
Accounts and notes receivable (net of allowances of $7,819 and $8,231, respectively)	86,643	94,922
Acquired lease intangibles, net	163,571	174,404
Other assets, net	159,065	164,218

Total assets	$5,840,606	$5,941,894

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$2,839,144	$2,926,218
Credit facility	600,000	555,000
Accounts payable and accrued expenses	59,215	83,012
Distributions payable	32,169	31,448
Acquired below market lease intangibles, net	79,831	81,321
Other financings	—	8,477
Co-venture obligation	55,000	52,431
Other liabilities	70,341	66,944

Total liabilities	3,735,700	3,804,851

Redeemable noncontrolling interests	—	525
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 48,557 and 48,382 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	48	48
Class B-1 common stock, $0.001 par value, 55,000 shares authorized, 48,557 and 48,382 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	48	48
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 48,558 and 48,382 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	49	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,558 and 48,383 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	49	49
Additional paid-in capital	4,439,699	4,427,977
Accumulated distributions in excess of earnings	(2,361,334)	(2,312,877)
Accumulated other comprehensive income	24,853	19,730

Total shareholders' equity	2,103,412	2,135,024
Noncontrolling interests	1,494	1,494

Total equity	2,104,906	2,136,518

Total liabilities and equity	$5,840,606	$5,941,894

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$122,170	$121,570
Tenant recovery income	28,461	27,937
Other property income	2,763	2,816

Total revenues	153,394	152,323

Expenses:
Property operating expenses	25,128	28,444
Real estate taxes	19,979	18,868
Depreciation and amortization	58,607	59,127
Provision for impairment of investment properties	—	30,373
Loss on lease terminations	3,724	3,338
General and administrative expenses	4,921	6,327

Total expenses	112,359	146,477

Operating income	41,035	5,846
Dividend income	865	676
Interest income	21	180
Gain on extinguishment of debt	3,879	10,723
Equity in loss of unconsolidated joint ventures, net	(2,318)	(2,178)
Interest expense	(55,005)	(61,313)
Co-venture obligation expense	(2,903)	(1,792)
Other (expense) income, net	(3,546)	583

Loss from continuing operations	(17,972)	(47,275)

Discontinued operations:
Operating income, net	90	1,139
Gain on sales of investment properties	915	3,459

Income from discontinued operations	1,005	4,598
Gain on sales of investment properties	679	2,660

Net loss	(16,288)	(40,017)
Net income attributable to noncontrolling interests	—	(8)

Net loss attributable to Company shareholders	$(16,288)	$(40,025)

(Loss) earnings per common share-basic and diluted:
Continuing operations	$(0.09)	$(0.23)
Discontinued operations	0.01	0.02

Net loss per common share attributable to Company shareholders	$(0.08)	$(0.21)

Net loss	$(16,288)	$(40,017)
Other comprehensive loss:
Net unrealized gain on derivative instruments	137	1,037
Net unrealized gain on marketable securities	4,986	2,563

Comprehensive loss	(11,165)	(36,417)
Comprehensive income attributable to noncontrolling interests	—	(8)

Comprehensive loss attributable to Company shareholders	$(11,165)	$(36,425)

Weighted average number of common shares outstanding—basic and diluted	194,119	191,488

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Equity

For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock
						Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income
					Additional Paid-in Capital			Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	47,734	$47	143,204	$144	$4,383,567	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $8 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(40,025)	—	(40,025)	—	(40,025)
Net unrealized gain on derivative instruments	—	—	—	—	—	—	1,037	1,037	—	1,037
Net unrealized gain on marketable securities	—	—	—	—	—	—	2,563	2,563	—	2,563
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	73	73
Distributions declared ($0.15 per weighted average number of common shares outstanding)	—	—	—	—	—	(28,433)	—	(28,433)	—	(28,433)
Distribution reinvestment program (DRP)	152	—	457	1	10,430	—	—	10,431	—	10,431
Stock based compensation expense	—	—	—	—	16	—	—	16	—	16

Balance at March 31, 2011	47,886	$47	143,661	$145	$4,394,013	$(2,179,596)	$25,882	$2,240,491	$1,236	$2,241,727

Balance at January 1, 2012	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net loss	—	—	—	—	—	(16,288)	—	(16,288)	—	(16,288)
Net unrealized gain on derivative instruments	—	—	—	—	—	—	137	137	—	137
Net unrealized gain on marketable securities	—	—	—	—	—	—	4,986	4,986	—	4,986
Distributions declared ($0.17 per weighted average number of common shares outstanding)	—	—	—	—	—	(32,169)	—	(32,169)	—	(32,169)
DRP	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	96	—	—	96	—	96

Balance at March 31, 2012	48,557	$48	145,673	$146	$4,439,699	$(2,361,334)	$24,853	$2,103,412	$1,494	$2,104,906

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,288)	$(40,017)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	58,621	60,275
Provision for impairment of investment properties	—	30,373
Gain on sales of investment properties	(1,594)	(6,119)
Gain on extinguishment of debt	(3,879)	(10,723)
Loss on lease terminations	3,724	3,338
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	2,322	2,998
Equity in loss of unconsolidated joint ventures, net	2,318	2,178
Distributions on investments in unconsolidated joint ventures	1,015	473
Payment of leasing fees	(3,165)	(2,223)
Changes in accounts receivable, net	8,486	12,118
Changes in accounts payable and accrued expenses, net	(19,926)	(18,647)
Changes in other operating assets and liabilities, net	2,159	(4,009)
Other, net	1,482	1,840

Net cash provided by operating activities	35,275	31,855

Cash flows from investing activities:
Changes in restricted escrows, net	11,776	(5,430)
Capital expenditures and tenant improvements	(9,057)	(6,056)
Proceeds from sales of investment properties	6,369	28,335
Investment in developments in progress	(48)	(996)
Investment in unconsolidated joint ventures	(7,205)	(684)
Distributions of investments in unconsolidated joint ventures	17,098	—
Other, net	22	65

Net cash provided by investing activities	18,955	15,234

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	(906)	(656)
Proceeds from mortgages and notes payable	147,909	10,424
Principal payments on mortgages and notes payable	(229,936)	(276,376)
Proceeds from credit facility	70,000	284,764
Repayments of credit facility	(25,000)	(69,111)
Payment of loan fees and deposits, net	(5,878)	(11,151)
Distributions paid, net of DRP	(19,822)	(16,420)
Other, net	(491)	(1,752)

Net cash used in financing activities	(64,124)	(80,278)

Net decrease in cash and cash equivalents	(9,894)	(33,189)
Cash and cash equivalents, at beginning of period	136,009	130,213

Cash and cash equivalents, at end of period	$126,115	$97,024

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$53,245	$54,246

Distributions payable	$32,169	$28,433

Distributions reinvested	$11,626	$10,431

Accrued capital expenditures and tenant improvements	$1,659	$—

Accrued offering costs	$1,437	$—

Forgiveness of mortgage debt	$3,879	$10,723

Proceeds from sales of investment properties:
Land, building and other improvements, net	$4,856	$19,049
Acquired lease intangibles and other assets	(10)	662
Accounts payable and other liabilities	(71)	—
Deferred gains	—	2,505
Gain on sales of investment properties	1,594	6,119

	$6,369	$28,335

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. (formerly Inland Western Retail Real Estate Trust, Inc.) for the fiscal year ended December 31, 2011, which are included in the Company's 2011 Annual Report on Form 10-K as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.

(1)   Organization and Basis of Presentation

Retail Properties of America, Inc. (the Company) was formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers and single-user net lease properties. The Company was initially formed on March 5, 2003 as Inland Western Retail Real Estate Trust, Inc. On March 8, 2012, the Company changed its name to Retail Properties of America, Inc.

All share amounts and dollar amounts in this Form 10-Q are stated in thousands with the exception of per share amounts and per square foot amounts.

On March 20, 2012, the Company effectuated a ten to one reverse stock split of its then outstanding common stock. Immediately following the reverse stock split, the Company redesignated all of its common stock as Class A common stock.

On March 21, 2012, the Company paid a stock dividend pursuant to which each then outstanding share of its Class A common stock received:

  •
  one share of Class B-1 common stock; plus

  •
  one share of Class B-2 common stock; plus

  •
  one share of Class B-3 common stock.

These transactions are referred to as the Recapitalization. Class B-1 common stock, Class B-2 common stock and Class B-3 common stock are collectively referred to as the Company's Class B common stock, while Class A and Class B common stock are collectively referred to as the Company's common stock. The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI (the Listing). The Company's Class B common stock is identical to the Company's Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company's Class B common stock will convert automatically into shares of the Company's Class A common stock at specified times. Subject to the provisions of the Company's charter, shares of Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of the Company's Class A common stock 6 months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of the Company's Class B common stock will have converted into the Company's Class A common stock. Each share of Class A common stock and Class B common stock participates in distributions equally. All common stock share and per share data included in these condensed consolidated financial statements give retroactive effect to the Recapitalization. In addition, upon Listing, the Company's DRP and share repurchase program (SRP) were terminated.

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

Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for U.S. federal income tax purposes. A TRS is taxed on its taxable income at regular corporate tax rates. The income tax expense incurred as a result of the TRS did not have a material impact on the Company's accompanying condensed consolidated financial statements. Through the merger consummated on November 15, 2007, the Company acquired four qualified REIT subsidiaries. Their income is consolidated with REIT income for federal and state income tax purposes.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2011 condensed consolidated financial statements to conform to the 2012 presentation. In addition, reclassifications primarily to condense certain captions have been made to the 2011 condensed consolidated statement of cash flows to conform to the 2012 presentation.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.

The Company's property ownership as of March 31, 2012 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties	218	55	24
Development properties	2	1	—
(a)
The Company has ownership interests ranging from 50% to 77% in two LLCs or LPs.

(b)
The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity's net assets as defined by the Financial Accounting Standards Board (FASB). The Company also consolidates entities that are not VIEs in which it has financial and operating control in accordance with GAAP. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net loss in the accompanying condensed consolidated statements of operations and other comprehensive loss.

The Company is the controlling member in various less-than-wholly-owned consolidated entities. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As controlling member of these entities, the Company has an obligation to cause these property-owning entities to distribute proceeds of liquidation to the noncontrolling interest partners in these partially-owned entities only if the net proceeds received by each of the entities from the sale of assets warrant a distribution based on the terms of the underlying agreements. Some of the organizational agreements for these entities contain put/call provisions which grant the right to the outside owners and the Company to require each entity to redeem the ownership interests of the outside owners during future periods. In instances where outside ownership interests are subject to put/call arrangements requiring settlement for fixed amounts, the entity is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owner reflected as a financing arrangement and included in "Other financings" in the accompanying condensed consolidated balance sheets. Interest expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the organizational agreements. As of March 31, 2012, there were no amounts recorded to "Other financings." In instances where outside ownership interests are subject to call arrangements without fixed settlement amounts, the entity is treated as a wholly-owned subsidiary by the Company with the amount due to the outside owners reflected as a financing and included in "Co-venture obligation" in the accompanying condensed consolidated balance sheets. Co-venture obligation expense is recorded on such liabilities in amounts equal to the preferential returns due to the outside owners as provided in the organizational agreement.

The Company evaluates the classification and presentation of the noncontrolling interests associated with the Company's consolidated joint venture investments on an ongoing basis as facts and circumstances deem necessary. The Company makes such determinations based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of March 31, 2012 and December 31, 2011, was determined to approximate the carrying value of these interests. Accordingly, no adjustment to the carrying value of the noncontrolling interests in the Company's consolidated joint venture investments was made during the three months ended March 31, 2012 and 2011.

In the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders' equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions by noncontrolling interest holders and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders' share of the net income or loss of each respective entity.

On February 7, 2012, the Company paid a nominal amount to the partner in its Lake Mead Crossing consolidated joint venture to fully redeem the partner's ownership interest in such joint venture. The transaction resulted in an increase in the Company's ownership interest in Lake Mead Crossing from 86.7% as of December 31, 2011 to 100%.

On February 15, 2012, the Company fully redeemed the noncontrolling interests held by its partner in a consolidated limited liability company joint venture. Such redemption, reflected in the following table, was settled by transferring restricted cash as well as the Company's interest in the Britomart unconsolidated joint venture to the noncontrolling interest holder. See Note 10 for further discussion.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Below is a table reflecting the activity of the redeemable noncontrolling interests for the three months ended March 31, 2012 and 2011:

	2012	2011
Balance at January 1,	$525	$527
Redeemable noncontrolling interest income	—	8
Distributions	—	(8)
Redemptions	(525)	—

Balance at March 31,	$—	$527

The Company is party to an agreement with an LLC formed as an insurance association captive (the Captive), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation (IREC), Inland American Real Estate Trust, Inc. (IARETI) and Inland Diversified Real Estate Trust, Inc. (IDRETI). The Captive is serviced by a related party, Inland Risk and Insurance Management Services, Inc. for a fee of $25 per quarter and was formed to insure/reimburse the members' deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage certain exposures and recoup expenses through the function of the captive program. It has been determined that the Captive is a VIE and because the Company does not receive the most benefit, nor the highest risk of loss, it is not considered to be the primary beneficiary. As a result, the Captive is not consolidated, but is recorded under the equity method of accounting. As of March 31, 2012 and December 31, 2011, the Company's interest in the Captive is reflected in "Investment in unconsolidated joint ventures" in the accompanying condensed consolidated balance sheets. The Company's share of net (loss) income of the Captive for the three months ended March 31, 2012 and 2011 is reflected in "Equity in loss of unconsolidated joint ventures, net" in the accompanying condensed consolidated statements of operations and other comprehensive loss.

(2)   Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies in the three months ended March 31, 2012. Refer to the Company's 2011 Form 10-K for a summary of the Company's significant accounting policies.

Recent Accounting Pronouncements

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption requires additional disclosures around fair value measurement (see Note 13).

Effective January 1, 2012, public companies are required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption did not have any effect on the Company's financial statements.

Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in substance real estate because that subsidiary has defaulted on its non-recourse debt will be required to use the FASB's Real Estate Sales guidance to determine whether to derecognize the in substance real estate entities. The Company does not expect the adoption will have a material effect on its financial statements.

(3)   Discontinued Operations and Investment Properties Held for Sale

The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and standards. This strategy incorporates the sale of non-core and non-strategic assets that no longer meet the Company's criteria.

The Company sold one property during the three months ended March 31, 2012, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Debt Extinguishment	Net Sales Proceeds	Gain
February 1, 2012	13,800	Single-user retail	Jacksonville, Florida	$5,800	$—	$5,702	$915

The Company also received net proceeds of $667 and recorded gains of $679 from condemnation awards and earnouts. The aggregate net proceeds from the property sale and additional transactions during the three months ended March 31, 2012 totaled $6,369 with aggregate gains of $1,594.

During the year ended December 31, 2011, the Company sold 11 properties, two of which were sold during the three months ended March 31, 2011. The dispositions and additional transactions, including condemnation awards and earnouts, during the three months ended March 31, 2011 resulted in net sales proceeds of $28,335 and gain on sales of $6,119.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the three months ended March 31, 2012 and 2011 for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended March 31,
	2012	2011
Revenues:
Rental income	$35	$2,739
Tenant recovery income	—	557
Other property income	5	29

Total revenues	40	3,325

Expenses:
Property operating expenses	(42)	164
Real estate taxes	(22)	395
Depreciation and amortization	14	1,148
General and administrative expenses	—	1
Interest expense	—	477
Other expense, net	—	1

Total expenses	(50)	2,186

Operating income from discontinued operations	$90	$1,139

There were no consolidated properties classified as held for sale as of March 31, 2012 or December 31, 2011.

(4)   Transactions with Related Parties

The Inland Group, Inc., or the Group, and its affiliates are related parties because of the Company's relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Group or hold directorships and are executive officers of affiliates of the Group. Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Group. Mr. Parks is a principal and significant shareholder of the Group. Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Group affiliates. With respect to the Company, as of March 31, 2012, Mr. Goodwin was a beneficial owner of approximately 5.0% of the Company's common stock (upon Listing on April 5, 2012, he owned approximately 4.3%), Mr. Parks was a director and Chairman of the Company's board of directors until October 12, 2010 and Ms. Gujral is currently one of the Company's directors and has held this directorship since 2003. Due to these relationships, transactions involving the Group and/or its affiliates are set forth below.

	For the Three Months Ended March 31,			Unpaid Amount as of
				March 31, 2012	December 31, 2011
Related Party Agreements	2012	2011
Investment advisor	$63	$71		$45	$22
Loan servicing	41	52		13	—
Legal	81	82		114	110
Computer services	319	336	(a)	205	323	(d)
Office and facilities management services	10	138	(b)	15	129	(e)
Other service agreements	180	242	(c)	—	130	(f)
Office rent and reimbursements	237	242		343	310

Total	$931	$1,163		$735	$1,024

(a)
Amount includes $61 representing reimbursement of third-party costs.

(b)
Amount includes $116 representing reimbursement of third-party costs.

(c)
Amount includes $95 representing reimbursement of third-party costs.

(d)
Amount includes $39 representing reimbursement of third-party costs.

(e)
Amount includes $107 representing reimbursement of third-party costs.

(f)
Amount includes $130 representing reimbursement of third-party costs.

Effective January 1, 2012, the Company and the Group initiated a self-funded group medical benefits plan for their respective employees (see Note 14).

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

On December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV 2009, LLC (IW JV). IW JV, which is controlled by the Company, and therefore consolidated, is managed and operated by the Company. Inland Equity is owned by certain individuals, including Daniel L. Goodwin and Robert D. Parks. Pursuant to the terms of the IW JV agreement, Inland Equity earns a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance. Inland Equity earns an additional 5% annually, set aside monthly and paid quarterly, if the portfolio net income is above a target amount as specified in the agreement. If Inland Equity retains an ownership interest in IW JV through the liquidation of the joint venture, Inland Equity may be entitled to receive an additional distribution of $5,000, depending on the availability of proceeds at the time of liquidation. The independent directors committee reviewed and recommended approval of this transaction to the Company's board of directors. Pursuant to the terms and conditions of the IW JV organizational documents, on March 20, 2012, the Company provided written notice of its intention to repurchase Inland Equity's interest in IW JV. On April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase their 23% in IW JV, resulting in the Company owning 100% of IW JV.

(5)   Marketable Securities

The following tables summarize the Company's investment in marketable securities as of March 31, 2012 and December 31, 2011:

	Common Stock		Preferred Stock		Total Available-for-Sale Securities
As of March 31, 2012:
Fair value	$14,364		$21,007		$35,371

Amortized cost basis	28,997		38,242		67,239
Total other-than-temporary impairment recognized	(23,889)		(31,308)		(55,197)

Adjusted cost basis	5,108		6,934		12,042

Net gains in accumulated other comprehensive income (OCI)	9,256		14,166		23,422
Net losses in accumulated OCI	—		(93	) (a)	(93)
As of December 31, 2011:
Fair value	$11,550		$18,835		$30,385

Amortized cost basis	28,997		38,242		67,239
Total other-than-temporary impairment recognized	(23,889)		(31,308)		(55,197)

Adjusted cost basis	5,108		6,934		12,042

Net gains in accumulated other comprehensive income (OCI)	6,615		11,942		18,557
Net losses in accumulated OCI	(173	) (b)	(41	) (c)	(214)
(a)
This amount represents the gross unrealized losses of one preferred stock security with a fair value of $78 as of March 31, 2012. This security had been in a continuous unrealized loss position for less than 12 months as of March 31, 2012.

(b)
This amount represents the gross unrealized losses of one common stock security with a fair value of $765 as of December 31, 2011. This security had been in a continuous unrealized loss position for less than 12 months as of December 31, 2011.

(c)
This amount represents the gross unrealized losses of one preferred stock security with a fair value of $130 as of December 31, 2011. This security had been in a continuous unrealized loss position for less than 12 months as of December 31, 2011.

The following table summarizes activity related to the Company's marketable securities for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Net unrealized OCI gain	$4,986	$2,563

(6)   Compensation Plans

The Company's Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company's employees in connection with compensation and incentive arrangements that may be established by the Company's board of directors.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

A summary of the status of unvested restricted shares, all of which were granted to the Company's executives, for the three months ended March 31, 2012:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2012	14	$17.13
Shares granted (a)	32	17.38
Shares vested	—	—
Shares forfeited	—	—

Balance at March 31, 2012	46	$17.30

(a)
Of the shares granted, 50% vest on each of the third and fifth anniversaries of the grant date.

During the three months ended March 31, 2012 and 2011, the Company recorded compensation expense of $65 and $2, respectively, related to unvested restricted shares. As of March 31, 2012, total unrecognized compensation expense related to unvested restricted shares was $661, which is expected to be amortized over a weighted average term of 3.6 years.

The Company's Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders' meeting. As of March 31, 2012 and 2011, options to purchase 70 and 56 shares of common stock, respectively, had been granted, of which options to purchase one share had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield (3.56%), risk-free interest rate (1.14%), expected life (five years) and expected volatility (30%). Compensation expense of $14 and $16 related to these stock options was recorded during the three months ended March 31, 2012 and 2011, respectively.

(7)   Leases

The majority of revenues from the Company's properties consist of rents received under long-term operating leases. Some leases provide for the payment of fixed base rent paid monthly in advance, and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying condensed consolidated statements of operations and other comprehensive loss. Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in "Property operating expenses" and reimbursements are included in "Tenant recovery income" in the accompanying condensed consolidated statements of operations and other comprehensive loss.

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in "Property operating expenses" and sales tax reimbursements are included in "Other property income" in the accompanying condensed consolidated statements of operations and other comprehensive loss. Such taxes remitted to governmental authorities and reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $492 and $507 for the three months ended March 31, 2012 and 2011, respectively.

At certain properties that lease space to larger tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or "shadow" tenants discontinue operations. The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2018 to 2105. The related ground lease rent expense is included in "Property operating expenses" in the accompanying condensed consolidated statements of operations and other comprehensive loss. In addition, the Company leases office space for certain management offices from third parties and subleases its corporate office space from an Inland affiliate. In the accompanying condensed consolidated statements of operations and other comprehensive loss, office rent expense related to property management operations is included in "Property operating expenses" and office rent expense related to corporate office operations is included in "General and administrative expenses".

	Three Months Ended March 31,
	2012	2011
Ground lease rent expense	$2,518	$2,527
Office rent expense—related party	$124	$124
Office rent expense—third party	$87	$86

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(8)   Mortgages and Notes Payable

The following table summarizes the Company's mortgages and notes payable at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Fixed rate mortgages payable:
Mortgage loans (a)	$2,653,327	$2,691,323
Premium, net of accumulated amortization	10,468	10,858
Discount, net of accumulated amortization	(1,875)	(2,003)

	2,661,920	2,700,178
Variable rate mortgages payable:
Construction loans	31,689	79,599

Mortgages payable	2,693,609	2,779,777
Notes payable	138,900	138,900
Margin payable	6,635	7,541

Mortgages and notes payable	$2,839,144	$2,926,218

(a)
Includes $76,215 and $76,269 of variable rate debt that was swapped to a fixed rate as of March 31, 2012 and December 31, 2011, respectively.

Mortgages Payable

Mortgages payable outstanding as of March 31, 2012 were $2,693,609 and had a weighted average interest rate of 6.16%. Of this amount, $2,661,920 had fixed rates ranging from 4.25% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.18% at March 31, 2012. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of premium and discount amortization. The remaining $31,689 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.48% at March 31, 2012. Properties with a net carrying value of $4,037,391 at March 31, 2012 and related tenant leases are pledged as collateral for the mortgage loans. Properties with a net carrying value of $53,013 at March 31, 2012 and related tenant leases are pledged as collateral for the construction loans. As of March 31, 2012, the Company's outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the three months ended March 31, 2012, the Company obtained mortgages payable proceeds of $147,909 (of which $146,836 represents mortgages payable originated on seven properties and $1,073 relates to draws on existing construction loans), made mortgages payable repayments of $219,580 (excluding principal amortization of $10,356) and received forgiveness of debt of $3,879. The mortgages payable originated during the three months ended March 31, 2012 have a fixed interest rate ranging from 4.25% to 4.84%, a weighted average interest rate of 4.73% and a weighted average years to maturity of 10.3 years. The fixed or variable interest rates of the loans repaid during the three months ended March 31, 2012 ranged from 3.25% to 6.50% and had a weighted average interest rate of 5.08%.

Mortgages payable outstanding as of December 31, 2011 were $2,779,777 and had a weighted average interest rate of 6.13%. Of this amount, $2,700,178 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.20% at December 31, 2011. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of premium and discount amortization. The remaining $79,599 of mortgages payable represented variable rate loans with a weighted average interest rate of 3.77% at December 31, 2011. Properties with a net carrying value of $4,086,595 at December 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans. Properties with a net carrying value of $126,585 at December 31, 2011 and related tenant leases are pledged as collateral for the construction loans. As of December 31, 2011, the Company's outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

The majority of the Company's mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2012, the Company had guaranteed $18,188 of the outstanding mortgages payable with maturity dates ranging from February 11, 2013 through September 30, 2016 (see Note 14). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company's properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of March 31, 2012, the Company had two mortgages payable, totaling $50,770, which had matured and had not been repaid or refinanced. Subsequent to March 31, 2012, the Company transferred the property securing one of these two mortgages payable to the lender as a deed in lieu of foreclosure transaction and received debt forgiveness of $23,570 after making a principal payment of $335, which resulted in a gain of $6,847. In the second quarter of 2010, the Company ceased making the monthly debt service payment on the other matured mortgage payable with an outstanding principal balance of $26,865 as of March 31, 2012. The non-payment of this monthly debt service amounts to $2,627 annually and does not result in noncompliance under any of the Company's other mortgages payable or unsecured credit agreements. The Company has

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however no assurance can be provided that negotiations will result in a favorable outcome. As of March 31, 2012, the Company had accrued $5,499 of interest related to these mortgages payable.

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of March 31, 2012.

Notes Payable

The following table summarizes the Company's notes payable as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900

	$138,900	$138,900

Notes payable outstanding as of March 31, 2012 were $138,900 and had a weighted average interest rate of 12.62%. Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV. The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company's equity interest in the entity owning the IW JV investment properties. The IW JV notes can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of a mortgage payable, as required by the lender. The mezzanine note bears interest at 11.00% and matures on December 16, 2013.

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

The Company has entered into derivative instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative instruments, described below, are used to manage differences in the amount, timing and duration of the Company's known or expected cash payments principally related to certain of the Company's borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company's objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreement without exchange of the underlying notional amount.

The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2012 and 2011, the Company recorded hedge ineffectiveness loss of $155 and $1, respectively, as a result of the off-market nature and notional mismatches related to its swaps.

Amounts reported in "Accumulated other comprehensive income" related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next year, the Company estimates that an additional $1,137 will be reclassified as an increase to interest expense.

As of March 31, 2012 and December 31, 2011, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	2012	2011	2012	2011
Interest Rate Swap	3	3	$76,215	$76,269

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents the estimated fair value of the Company's derivative financial instruments as well as their classification in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Liability Derivatives
	March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$2,754	Other liabilities	$2,891

The table below presents the effect of the Company's derivative financial instruments in the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2012 and 2011.

							Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
				Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of (Loss) Gain Recognized in OCI on Derivative (Effective Portion)					Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Derivatives in Cash Flow Hedging Relationships
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$(155)	$52	Interest Expense	$292	$985	Other Expense	$155	$1

Credit-risk-related Contingent Features

Derivative financial investments expose the Company to credit risk in the event of non-performance by the counterparties under the terms of the interest rate hedge agreements. The Company believes it minimizes credit risk by transacting with major creditworthy financial institutions. As part of the Company's ongoing control procedures, it monitors the credit ratings of counterparties and the exposure to any single entity, which minimizes credit risk concentration. The Company believes the potential impact of realized losses from counterparty non-performance is not significant.

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation. The Company was not in default with respect to these agreements at March 31, 2012.

The Company's agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company's, the counterparty has the right to terminate the derivative obligations. As of March 31, 2012, the termination value of derivatives in a liability position, which includes accrued interest of $154 but excludes any adjustment for nonperformance risk, which the Company has deemed not significant, was $2,970. As of March 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $2,970.

Margin Payable

The Company purchases a portion of its securities through a margin account. As of March 31, 2012 and December 31, 2011, the Company had recorded a payable of $6,635 and $7,541, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points. At March 31, 2012, this rate was equal to 0.59%. Interest expense on this debt in the amount of $11 and $51 was recognized within "Interest expense" in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2012 and 2011, respectively. This debt is due upon demand. The value of the Company's marketable securities serves as collateral for this debt. During the three months ended March 31, 2012, the Company did not borrow on its margin account, but paid down $906.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Debt Maturities

The following table shows the scheduled maturities of the Company's mortgages payable, notes payable, margin payable and unsecured credit facility (as described in Note 9) as of March 31, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$368,659	$293,482	$240,114	$471,574	$48,087	$1,231,411	$2,653,327	$2,838,163
Notes payable	—	13,900	—	—	—	125,000	138,900	150,600

Total fixed rate debt	$368,659	$307,382	$240,114	$471,574	$48,087	$1,356,411	$2,792,227	$2,988,763

Variable rate debt:
Mortgages payable	$20,905	$—	$10,784	$—	$—	$—	$31,689	$31,689
Unsecured credit facility	—	—	—	300,000	300,000	—	600,000	600,000
Margin payable	6,635	—	—	—	—	—	6,635	6,635

Total variable rate debt	27,540	—	10,784	300,000	300,000	—	638,324	638,324

Total maturing debt (c)	$396,199	$307,382	$250,898	$771,574	$348,087	$1,356,411	$3,430,551	$3,627,087

Weighted average interest rate on debt:
Fixed rate debt	5.63%	5.50%	7.12%	5.77%	6.12%	7.12%	6.50%
Variable rate debt	4.32%	—	2.50%	2.75%	2.75%	—	2.81%

Total	5.54%	5.50%	6.92%	4.60%	3.22%	7.12%	5.81%

(a)
The debt maturity table does not include any premium or discount, of which $10,468 and $(1,875), net of accumulated amortization, respectively, were outstanding as of March 31, 2012.

(b)
Includes $76,215 of variable rate debt that was swapped to a fixed rate.

(c)
As of March 31, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.

The maturity table excludes the co-venture obligation as described in Note 1, which was repaid on April 26, 2012. The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of March 31, 2012, the Company was making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $98,626, which are reflected in the year corresponding to the loan maturity date. During the three months ended March 31, 2012, the Company made accelerated principal payments of $3,580 with respect to these mortgages payable. If the Company is not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 5.3 years. Subsequent to March 31, 2012, the Company transferred the property securing one of these mortgages payable to the lender as a deed in lieu of foreclosure transaction and received debt forgiveness of $23,570 after making a principal payment of $335, which resulted in a gain of $6,847. This mortgage payable had matured as of March 31, 2012 and the outstanding principal balance of $23,905 is presented in the 2012 column. An additional $26,865 mortgage payable that had matured as of March 31, 2012 is also included in the 2012 column. The Company plans on addressing its 2012 mortgages payable maturities by using proceeds from its April 2012 public offering, its unsecured credit facility or asset sales, or by refinancing the mortgages payable or securing new mortgages collateralized by individual properties.

(9)   Credit Facility

On February 24, 2012, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $650,000. The amended and restated credit facility consists of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan. The Company has the ability to increase available borrowings up to $850,000 in certain circumstances. The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. The Company has a one-year extension option on both the unsecured revolving line of credit and unsecured term loan which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.25% of the commitment amount, depending on which piece of the facility is being extended. The Company previously had a $585,000 secured credit facility that consisted of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan. The secured credit facility bore interest at a rate of LIBOR plus a margin of 2.75% to 4.00% and had a maturity date of February 3, 2013.

As of March 31, 2012, the terms of the agreement stipulate:

  •
  monthly interest-only payments on the outstanding balance at a rate of LIBOR plus a margin ranging from 1.75% to 2.50%, depending on leverage levels. In the event the Company becomes investment grade rated by two of the three major rating agencies (Fitch, Moody's and Standard & Poor's), the pricing on the credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin ranging from 1.15% to 1.95%, depending on the Company's credit rating;

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

  •
  quarterly unused fees ranging from 0.25% to 0.35% per annum, depending on the undrawn amount; however, in the event the Company becomes investment grade rated by two of the three major rating agencies, the unused fee will be replaced by a facility fee ranging from 0.20% to 0.45% per annum depending on the Company's investment grade rating;

  •
  the requirement for a pool of unencumbered assets to support the facility, subject to certain covenants and minimum requirements related to the value, debt service coverage, occupancy and number of properties included in the collateral pool;

  •
  a maximum advance rate of 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties; and

  •
  $20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs (including $50,770 of non-recourse indebtedness that was in default as of March 31, 2012) and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, a maximum secured debt covenant, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company's ability to incur recourse indebtedness. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the line of credit. As of March 31, 2012, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company's current business plan, which is based on management's expectations of operating performance, indicates that it will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of March 31, 2012, the interest rate of the revolving line of credit and unsecured term loan was 2.75%. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of March 31, 2012, the total availability under the revolving line of credit was $335,000, of which the Company had borrowed $300,000. As of December 31, 2011, the outstanding balance on the credit facility was $555,000.

(10) Investment in Unconsolidated Joint Ventures

Investment Summary

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
MS Inland Fund, LLC (a)	04/27/2007	20.0%	20.0%	$7,044	$9,246
Hampton Retail Colorado, L.L.C. (b)	08/31/2007	95.9%	95.9%	—	1,124
RC Inland L.P. (c)	09/30/2010	20.0%	20.0%	44,288	53,800
Oak Property and Casualty LLC (d)	10/01/2006	25.0%	25.0%	8,371	8,759
Britomart (e)	12/15/2011	N/A	15.0%	—	8,239

				$59,703	$81,168

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)
The ownership percentage in Hampton Retail Colorado, L.L.C., or Hampton, is based upon the Company's pro rata capital contributions to date. Subject to the maximum capital contributions specified within the organizational documents, the Company's ownership percentage could increase to 96.3%.

During the three months ended March 31, 2012, the Company's share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company's investment in Hampton. At such point, application of the equity method of accounting was discontinued and through March 31, 2012, $342, representing the Company's share of losses in excess of its investment in Hampton, was not recorded in the Company's condensed consolidated financial statements.

(c)
The joint venture (RioCan) was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust, a REIT based in Canada. The initial investment in 2010 included eight grocery and necessity-based-anchored shopping centers located in Texas. RioCan contributed cash for an 80% interest in the venture and the Company contributed a 20% interest in the properties. For properties contributed to the venture by the Company, the joint venture acquired an 80% interest from the Company in exchange for cash. Such transactions were accounted for as partial sales by the Company. Certain of the properties contained earnout provisions which, when met, resulted in or could result in additional sales proceeds to the Company. Activity subsequent to inception of the joint venture has also included acquisitions of multi-tenant retail properties from third parties. A subsidiary of the Company is the general partner of the joint venture and earns fees for providing property management, asset management and other customary services.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(d)
Oak Property & Casualty LLC (Oak Property and Casualty), or the Captive, is accounted for as an equity method investment by the Company pursuant to the terms and conditions of the Oak Property and Casualty organizational documents. Refer to Note 1 for further information.

(e)
In a non-cash transaction on December 15, 2011, the Company, through a consolidated joint venture, contributed an $8,239 note receivable to two joint ventures under common control (collectively referred to as Britomart) in return for a 15% noncontrolling ownership interest. Neither the Company nor its consolidated joint venture had any management responsibilities with respect to Britomart, which as of December 31, 2011 owned one vacant land parcel and one single-tenant office building in Auckland, New Zealand.

Pursuant to the terms and conditions of the organizational documents, the noncontrolling interest holder's ownership interests were redeemed in full effective February 15, 2012. Such redemption was settled on February 15, 2012 by transferring to the noncontrolling interest holder $525 in restricted cash and the Company's entire interest in Britomart. This resulted in a $525 decrease in "Redeemable noncontrolling interests" and an $8,477 decrease in "Other financings" in the accompanying condensed consolidated balance sheets as well as a gain of $241 recognized within "Other (expense) income, net" in the accompanying condensed consolidated statements of operations and other comprehensive loss.

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments pursuant to the equity method of accounting, except as discussed above. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of operations and other comprehensive loss includes the Company's share of net income or loss from each unconsolidated joint venture. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company's condensed consolidated statements of cash flows.

Profits, Losses and Capital Activity

The following table summarizes the Company's share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture for the three months ended March 31, 2012 and 2011:

	The Company's Share of Net Income (Loss) For the Three Months Ended March 31,		Net Cash Distributions from/ (Contributions to) Joint Ventures For the Three Months Ended March 31,		Fees Earned by the Company For the Three Months Ended March 31,
Joint Venture	2012	2011	2012	2011	2012	2011
MS Inland	$16	$(126)	$3,016	$258	$236	$309
Hampton (a)	(1,092)	(2,240)	22	(315)	1	21
RioCan	(712)	(282)	8,038	(217)	534	227
Oak Property and Casualty	(557)	404	(168)	63	—	—
Britomart (b)	—	—	—	—	—	—

	$(2,345)	$(2,244)	$10,908	$(211)	$771	$557

(a)
During the three months ended March 31, 2012 and 2011, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $1,457 and $2,477, of which the Company's share was $1,397 and $2,374, respectively. The joint ventures' estimates of fair value relating to these impairment assessments were based upon estimated contract prices.

(b)
As previously discussed, the Company transferred its entire interest in Britomart in a non-cash transaction to the noncontrolling interest holder in a consolidated joint venture of the Company on February 15, 2012.

In addition to the Company's share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company's previous contributions of investment properties to its unconsolidated joint ventures is recorded within "Equity in (loss) income of unconsolidated joint ventures, net" in the condensed consolidated statements of operations and other comprehensive loss. Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures' property assets. The Company recorded amortization of $27 and $66 during the three months ended March 31, 2012 and 2011, respectively.

Property Acquisitions and Dispositions

The following table summarizes the acquisition activity during the three months ended March 31, 2012 for the Company's unconsolidated joint ventures:

Joint Venture	Date	Square Footage	Property Type	Location	Purchase Price	Pro Rata Equity Contribution (a)
RioCan	February 23, 2012	134,900	Multi-tenant retail	Southlake, Texas	$35,366	$2,738	(b)
(a)
Amount represents the Company's contribution of its proportionate share of the acquisition price net of customary prorations and net of mortgage proceeds.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(b)
The RioCan joint venture acquired the multi-tenant retail property located in Southlake, Texas from the MS Inland joint venture. The Company did not recognize its proportionate share of the gain realized by MS Inland upon disposition through "Equity in (loss) earnings of unconsolidated joint ventures" due to its continuing involvement in the property. The Company received a cash distribution in the amount of $2,723 from the MS Inland joint venture representing its share of the sales price net of mortgage debt repayment.

The Company's investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of March 31, 2012 and 2011.

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

Shares of the Company's common stock related to the restricted common stock issuance are not included in the denominator of basic EPS until contingencies are resolved and the shares are released.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
	2012	2011
Numerator:
Loss from continuing operations	$(17,972)	$(47,275)
Gain on sales of investment properties	679	2,660
Net income from continuing operations attributable to noncontrolling interests	—	(8)

Loss from continuing operations attributable to Company shareholders	(17,293)	(44,623)
Income from discontinued operations	1,005	4,598

Net loss attributable to Company shareholders	(16,288)	(40,025)
Distributions paid on unvested restricted shares	(2)	—

Net loss attributable to Company shareholders excluding amounts attributable to unvested restricted shares	$(16,290)	$(40,025)

Denominator:
Denominator for loss per common share—basic:
Weighted average number of common shares outstanding	194,119 (a)	191,488
Effect of dilutive securities:
Stock options	— (b)	— (b)
Equity awards	— (c)	—

Denominator for loss per common share—diluted:
Weighted average number of common and common equivalent shares outstanding	194,119	191,488

(a)
Excluded from this weighted average amount are 46 shares of restricted common stock, which equate to 20 shares on a weighted average basis. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 69 and 55 shares as of March 31, 2012 and 2011, respectively, at a weighted average exercise price of $20.83 and $21.70, respectively. These shares were not included in the computation of diluted EPS because a loss was reported for the respective periods.

(c)
Potential common shares issuable from the vesting of restricted share awards are anti-dilutive in periods in which a loss is reported and therefore excluded from the computation of diluted EPS as the Company had a loss from continuing operations for the three months ended March 31, 2012.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(12) Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The Company performed cash flow analyses during the three months ended March 31, 2012 and determined that the projected undiscounted cash flows based upon the estimated holding periods for the assets exceeded the carrying value for all of these properties. Therefore, the Company did not record any impairment charges during the three months ended March 31, 2012.

During the three months ended March 31, 2011, the Company recorded investment property impairment charges as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Winston-Salem, North Carolina	Single-user office property	March 31, 2011	501,000	$30,373
		Estimated fair value of impaired property		$16,714

The Company can provide no assurance that material impairment charges with respect to the Company's investment properties will not occur in future periods.

(13) Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company's financial instruments at March 31, 2012 and December 31, 2011. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities, net	$35,371	$35,371	$30,385	$30,385
Financial liabilities:
Mortgages and notes payable	$2,839,144	$3,027,087	$2,926,218	$3,109,577
Credit facility	$600,000	$600,000	$555,000	$555,000
Other financings	$—	$—	$8,477	$8,477
Co-venture obligation	$55,000	$55,000	$52,431	$55,000
Derivative liability	$2,754	$2,754	$2,891	$2,891

The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for derivative liability, which is included in "Other liabilities."

The fair value of the financial instruments shown in the above table as of March 31, 2012 and December 31, 2011 represent the Company's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in those circumstances.

GAAP specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). The fair value hierarchy is summarized as follows:

  •
  Level 1 Inputs—Unadjusted quoted market prices for identical assets and liabilities in an active market which the Company has the ability to access.

  •
  Level 2 Inputs—Inputs, other than quoted prices in active markets, which are observable either directly or indirectly.

  •
  Level 3 Inputs—Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

The guidance requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Recurring Fair Value Measurements

The following table presents the Company's financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall as of March 31, 2012 and December 31, 2011. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
March 31, 2012
Investment in marketable securities, net	$35,371	—	—	$35,371
Derivative liability	$—	2,754	—	$2,754
December 31, 2011
Investment in marketable securities, net	$30,385	—	—	$30,385
Derivative liability	$—	2,891	—	$2,891

Investment in marketable securities, net:    Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

Derivative liability:    The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company's derivative instruments are further described in Note 8.

Non-Recurring Fair Value Measurements

As discussed in Note 12, no asset impairment charges were recorded during the three months ended March 31, 2012. During the three months ended March 31, 2011, the Company recorded an asset impairment charge of $30,373 related to one of its consolidated operating properties. The estimated fair value of this property was $16,714.

The Company's estimated fair value, measured on a non-recurring basis, relating to these impairment assessments was based upon discounted cash flow models that included all projected cash inflows and outflows over a specific holding period, or the negotiated sales price, if applicable. Such projected cash flows are comprised of unobservable inputs which include contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. Capitalization rates and discount rates utilized in these models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model was classified within Level 3 of the fair value hierarchy. For the Company's properties for which the estimated fair value was based on estimated sales prices, the Company determined that its valuation was classified within Level 2 of the fair value hierarchy.

Fair Value Disclosures

The following table presents the Company's financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall as of March 31, 2012 and December 31, 2011. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
March 31, 2012
Mortgages and notes payable	$—	—	3,027,087	$3,027,087
Credit facility	$—	—	600,000	$600,000
Co-venture obligation	$—	—	55,000	$55,000
December 31, 2011
Mortgages and notes payable	$—	—	3,109,577	$3,109,577
Credit facility	$—	—	555,000	$555,000
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000

Mortgages and notes payable:    The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The rates used are not directly observable in the marketplace and judgment is used in

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

determining the appropriate rate for each of the Company's individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio.

Credit facility:    The carrying value of the Company's credit facility approximates fair value due to the periodic variable rate pricing and the loan pricing spreads based on the Company's leverage ratio.

Other financings:    Other financings on the condensed consolidated balance sheets represents the equity interest of the noncontrolling member in certain consolidated entities where the organizational agreement contains put/call arrangements, which grant the right to the outside owners and the Company to require each entity to redeem the ownership interest in future periods for fixed amounts. The Company believes the fair value of other financings is that amount which is the fixed amount at which it would settle, which approximates its carrying value. As discussed in Note 1, no amounts are recorded to other financings as of March 31, 2012 following the redemption of the interests held by the Company's partner in a consolidated joint venture on February 15, 2012.

Co-venture obligation:    The Company estimates the fair value of its co-venture obligation based on the amount at which it believes the obligation will settle and the timing of such payment. As discussed in Note 4, the Company provided written notice on March 20, 2012 of its intention to repurchase Inland Equity's 23% interest in IW JV. The carrying amount and fair value of $55,000 reflects the agreed upon repurchase price. On April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to Inland Equity to repurchase Inland Equity's interest in IW JV, resulting in the Company owning 100% of IW JV.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the three months ended March 31, 2012.

(14) Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition. The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time limit, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller. As of March 31, 2012, the Company could pay as much as $1,400 in the future pursuant to earnout agreements.

Although the loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2012, the Company has guaranteed $18,188 and $600,000 of its outstanding mortgage loans and unsecured credit facility, respectively, with maturity dates ranging from February 11, 2013 through September 30, 2016. As of March 31, 2012, the Company also guaranteed $11,630 which represents a portion of the construction debt associated with certain of its wholly-owned and consolidated joint venture properties. The guarantees are released as certain leasing parameters are met. The following table summarizes these guarantees:

Location	Property	Construction Loan Balance at March 31, 2012	Maturity Date	Percentage Guaranteed by the Company	Guarantee Amount
Frisco, Texas	Parkway Towne Crossing	$20,905	August 31, 2012	35%	$7,317
Henderson, Nevada	Green Valley Crossing	$10,783	November 2, 2014	40%	4,313

					$11,630

Effective January 1, 2012, the Company and the Group initiated a self-funded group medical benefits plan for their respective employees. The Company and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of the Company and the Group, adjudication of the claims, and to provide stop loss coverage. The Company and the Group collectively entered into a stop loss agreement provided by the TPA, where the Company and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,302 for the calendar year ended December 31, 2012. As of March 31, 2012, the total aggregate claims paid were $1,753, of which $315 related to the Company. As of March 31, 2012, the Company had a liability of $176, which were claims incurred but not paid and estimated claims incurred but not reported.

(15) Subsequent Events

Subsequent to March 31, 2012, the Company:

  •
  completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount, and the listing of its Class A common stock on the NYSE under the symbol RPAI. The net proceeds from the offering were used to:

  –
  repay $195,000 on its senior unsecured revolving line of credit, which includes approximately $95,000 that the Company expects to draw to repay a cross-collateralized pool of mortgages secured by six properties with an interest rate of 7.50%; and

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

    –
    pay $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase Inland Equity's 23% interest in IW JV, resulting in the Company owning 100% of IW JV;

  •
  terminated its DRP and SRP upon Listing;

  •
  transferred a single-user office property through a deed in lieu of foreclosure transaction to the property's lender, receiving debt forgiveness of $23,570 and resulting in a gain of $6,847; and

  •
  obtained mortgage payable proceeds of $60,000 and made mortgage payable repayments of $94,251. The new mortgage payable is secured by one phase of a multi-phase property, has an interest rate of 3.50%, is cross-collateralized and co-terminus with an existing mortgage payable secured by four of the other phases of this property and matures in approximately five years. The stated interest rates of the loans repaid ranged from 5.02% to 5.67%.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q may constitute "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," "focus," "contemplates," "aims," "continues," "would" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

  •
  general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

  •
  adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

  •
  general volatility of the capital and credit markets and the market price of our Class A common stock;

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The following discussion and analysis compares the three months ended March 31, 2012 to the three months ended March 31, 2011 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company that owns and operates high quality, strategically located shopping centers, as well as single-user retail properties. We are one of the largest owners and operators of shopping centers in the United States. As of March 31, 2012, our retail operating portfolio consisted of 258 properties with approximately 34,636,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 10.1 years since the initial construction or most recent major renovation. As of March 31, 2012, our retail operating portfolio was 90.6% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of March 31, 2012, we also held interests in 12 office properties, three industrial properties, one non-stabilized retail operating property, 24 retail operating properties held by three unconsolidated joint ventures and three retail properties under development. The following summarizes our consolidated operating portfolio as of March 31, 2012:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	203	28,095	87.8%	90.5%
Consolidated joint venture	55	6,541	88.7%	90.9%

Total retail operating portfolio	258	34,636	88.0%	90.6%
Office/Industrial
Wholly-owned	15	4,658	97.5%	97.5%

Total consolidated operating portfolio	273	39,294	89.1%	91.4%

(a)
Includes leases signed but not commenced.

As of March 31, 2012, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl's, Wal-Mart, Publix and Lowe's. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

Company Highlights—Three Months Ended March 31, 2012

Leasing Activity

We are encouraged by the leasing activity we achieved in our consolidated retail operating portfolio in the three months ended March 31, 2012, having signed 49 new leases for approximately 388,000 square feet and 89 renewal leases for approximately 329,000 square feet. For new leases, rental rates have generally been at or below the previous rates. However, such rental spreads for new leases appear to be stabilizing and rental rates on renewal leases signed in the three months ended March 31, 2012 increased by 4.80% over previous rental rates.

Asset Disposition and Debt Transactions

During the three months ended March 31, 2012, we continued to focus on strengthening our balance sheet by deleveraging through asset disposition and debt refinancing transactions. Specifically, we:

  •
  borrowed $45,000, net of repayments, on our senior unsecured revolving line of credit, obtained mortgages payable proceeds of $147,909, made mortgages payable repayments of $219,580 (excluding principal amortization of $10,356) and received forgiveness of debt of $3,879; and

  •
  sold a 13,800 square foot single-user retail property for a sales price of $5,800 and net proceeds of $5,702.

In 2012, we plan to continue to pursue opportunistic dispositions of non-retail properties, free standing triple-net retail properties and non-strategic multi-tenant properties to maintain the focus of our portfolio on well located, high quality shopping centers.

Joint Ventures

On February 7, 2012, we paid a nominal amount to acquire the remaining 13.3% noncontrolling interest in the Lake Mead Crossing joint venture, increasing our ownership interest in that venture from 86.7% to 100%.

On February 15, 2012, we transferred our entire interest in our Britomart unconsolidated joint venture to our partner in a consolidated joint venture, resulting in the noncontrolling interest holder's ownership interest being fully redeemed. Refer to Note 10 in the accompanying footnotes to the condensed consolidated financial statements for further discussion.

On February 23, 2012, our RioCan joint venture acquired a 134,900 square foot multi-tenant retail property located in Southlake, Texas from our MS Inland joint venture for a purchase price of $35,366. We did not recognize our proportionate share of the gain realized by the MS Inland joint venture upon the disposition due to our continuing involvement in the property. As part of the transaction, we made net cash contributions of $2,738 to the RioCan joint venture representing our share of the acquisition price, net of customary prorations and net of mortgage proceeds. We received $2,723 in cash distributions from the MS Inland joint venture representing our proportionate share of the proceeds realized upon disposition after payoff of the outstanding mortgage.

Distributions

We declared a quarterly distribution of approximately $0.17 per share during the three months ended March 31, 2012.

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

Comparison of the Three Months Ended March 31, 2012 and 2011

The table below presents operating information for our same store portfolio consisting of 272 operating properties acquired or placed in service prior to January 1, 2011, along with a reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the three months ended March 31, 2012 and 2011. The properties in "Other investment properties" primarily include our development properties, two additional phases of existing properties acquired during the third quarter of 2011, one non-stabilized operating property and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment.

	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (272 properties):
Rental income	$119,522	$117,049	$2,473	2.1
Tenant recovery income	28,194	27,288	906	3.3
Other property income	2,739	2,758	(19)	(0.7)
Other investment properties:
Rental income	1,787	3,425	(1,638)
Tenant recovery income	267	649	(382)
Other property income	24	58	(34)
Expenses:
Same store investment properties (272 properties):
Property operating expenses	(24,050)	(25,631)	1,581	6.2
Real estate taxes	(19,667)	(18,243)	(1,424)	(7.8)
Other investment properties:
Property operating expenses	(162)	(1,032)	870
Real estate taxes	(312)	(625)	313
Net operating income:
Same store investment properties	106,738	103,221	3,517	3.4
Other investment properties	1,604	2,475	(871)

Total net operating income	108,342	105,696	2,646	2.5

Other income (expense):
Straight-line rental income, net	355	(83)	438
Amortization of acquired above and below market lease intangibles, net	546	369	177
Amortization of lease inducements	(40)	(15)	(25)
Straight-line ground rent expense	(916)	(956)	40
Depreciation and amortization	(58,607)	(59,127)	520
Provision for impairment of investment properties	—	(30,373)	30,373
Loss on lease terminations	(3,724)	(3,338)	(386)
General and administrative expenses	(4,921)	(6,327)	1,406
Dividend income	865	676	189
Interest income	21	180	(159)
Gain on extinguishment of debt	3,879	10,723	(6,844)
Equity in loss of unconsolidated joint ventures, net	(2,318)	(2,178)	(140)
Interest expense	(55,005)	(61,313)	6,308
Co-venture obligation expense	(2,903)	(1,792)	(1,111)
Other (expense) income, net	(3,546)	583	(4,129)

Total other expense	(126,314)	(152,971)	26,657	17.4

Loss from continuing operations	(17,972)	(47,275)	29,303	62.0
Discontinued operations:
Operating income, net	90	1,139	(1,049)
Gain on sales of investment properties	915	3,459	(2,544)

Income from discontinued operations	1,005	4,598	(3,593)	(78.1)
Gain on sales of investment properties	679	2,660	(1,981)

Net loss	(16,288)	(40,017)	23,729	59.3
Net income attributable to noncontrolling interests	—	(8)	8	100.0

Net loss attributable to Company shareholders	$(16,288)	$(40,025)	$23,737	59.3

Total net operating income increased by $2,646, or 2.5%. Total rental income, tenant recovery and other property income increased by $1,306, or 0.9%, and total property operating expenses and real estate taxes decreased by $1,340, or 2.9%, for the three months ended March 31, 2012, as compared to March 31, 2011.

Rental income.    Rental income increased $2,473, or 2.1%, on a same store basis from $117,049 to $119,522. The same store increase is primarily due to:

  •
  an increase of $3,258 consisting of $7,335 resulting from new tenant leases and net contractual rent increases, partially offset by a decrease of $4,077 from early terminations and natural expirations of certain tenant leases, partially offset by

  •
  a decrease of $767 due to reduced rent as a result of temporary rent reductions for certain tenants, co-tenancy provisions in certain leases and rent abatements as a result of efforts to increase occupancy.

Overall, rental income increased $835, or 0.7%, from $120,474 to $121,309, due to the same store increase of $2,473 discussed above, partially offset by a decrease of $1,638 in other investment properties. The decrease in other investment properties primarily consisted of a decrease of $2,124 related to one property partially sold to our RioCan joint venture during the third quarter of 2011 partially offset by an increase of $469 from two additional phases of existing properties acquired during the third quarter of 2011, as well as increased occupancy at our non-stabilized operating and development properties.

Tenant recovery income.    Tenant recovery income increased $906, or 3.3%, on a same store basis from $27,288 to $28,194, primarily due to adjustments to the 2011 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the three months ended March 31, 2012.

Total tenant recovery income increased $524, or 1.9%, from $27,937 to $28,461, primarily due to the increase in the same store portfolio described above and an increase of $55 from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in recovery income of $570 resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011.

Property operating expenses.    Property operating expenses decreased $1,581, or 6.2%, on a same store basis from $25,631 to $24,050. The same store decrease is primarily due to a decrease in certain recoverable property operating expenses of $2,517, primarily due to reduced snow removal expenses resulting from a mild winter in 2012, partially offset by an increase in certain non-recoverable property operating expenses and bad debt expense of $858 and $78, respectively.

Total property operating expenses decreased $2,451, or 9.2%, from $26,663 to $24,212, primarily due to the decrease in the same store portfolio described above and decreases in bad debt expense and certain recoverable and non-recoverable property operating expenses in other investment properties of $464, $391 and $15, respectively.

Real estate taxes.    Real estate taxes increased $1,424, or 7.8%, on a same store basis from $18,243 to $19,667. This increase is primarily due to:

  •
  a net increase of $1,798 representing changes in prior year estimates adjusted based on actual real estate taxes paid; and

  •
  a $76 decrease in real estate tax refunds received, partially offset by

  •
  a net decrease of $467 in current period expense primarily due to decreases in assessed values.

Overall, real estate taxes increased $1,111, or 5.9%, from $18,868 to $19,979 primarily due to the increase in the same store portfolio described above and an increase of $76 from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in real estate tax expense of $414 related to the property partially sold to our RioCan joint venture during the third quarter of 2011.

Other income (expense).    Total other expense decreased $26,657, or 17.4%, from $152,971 to $126,314, primarily due to:

  •
  a $30,373 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of none and $30,373 for the three months ended March 31, 2012 and 2011, respectively. In addition, 19 of our properties at March 31, 2012 had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The undiscounted future cash flows for those 19 properties exceeded their respective carrying values by a weighted average of 54%. Accordingly, no additional impairment provisions were warranted for these properties. As of March 31, 2011, 38 of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 51%; and

  •
  a $6,308 decrease in interest expense primarily due to:

  –
  a $6,061 decrease in interest on mortgages payable due to the repayment of mortgage debt;

  –
  a decrease in amortization of loan fees of $845;

  –
  a $693 decrease in interest on our derivative liabilities due to the reclassification of $722 of previously deferred accumulated other comprehensive income into earnings in 2011, partially offset by

  –
  an increase in interest on our credit facility of $1,354 due to increased borrowings, partially offset by

  •
  a $6,844 decrease in gain on extinguishment of debt due to debt forgiveness of $10,723 realized in 2011 on the payoff of two mortgage loans compared to debt forgiveness of $3,879 realized in 2012 on the payoff of a construction loan on a non-stabilized operating property.

Discontinued operations.    Discontinued operations consist of amounts related to one property and 11 properties that were sold during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. We closed on the sale of a 13,800 square foot single-user retail property during the three months ended March 31, 2012, for a sales price of $5,800. The sale resulted in net sale proceeds of $5,702 and a gain of $915. There were no properties that qualified for held for sale accounting treatment as of March 31, 2012. We closed on the sale of 11 properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for a combined sales price of $144,342, net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509. The properties disposed of during 2011 included five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties. There were no properties that qualified for held for sale accounting treatment as of December 31, 2011.

Funds From Operations

One of our objectives is to provide cash distributions to our shareholders from cash generated from our operations. Cash generated from operations is not equivalent to our (loss) income from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations (FFO). We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net (loss) income computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization and impairment charges on investment properties, including adjustments for unconsolidated joint ventures in which we hold an interest. We have adopted the NAREIT definition in our computation of FFO. We believe that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs. FFO is not intended to be an alternative to "Net Income" as an indicator of our performance, nor an alternative to "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to pay distributions.

FFO is calculated as follows:

	Three Months Ended March 31,
	2012	2011
Net (loss) income attributable to Company shareholders	$(16,288)	$(40,025)
Add:
Depreciation and amortization (a)	65,225	65,447
Provision for impairment of investment properties (a) (b)	1,055	32,747
Less:
Gain on sales of investment properties (a)	(1,594)	(6,119)
Noncontrolling interests' share of depreciation related to consolidated joint ventures (a)	—	(584)

Funds from operations	$48,398	$51,466

(a)
Includes amounts from discontinued operations.

(b)
Excludes $342 of our pro rata share of the impairment charges recorded at our Hampton joint venture during the three months ended March 31, 2012 pursuant to our discontinuation of the application of the equity method of accounting for this joint venture. Refer to Note 10 for additional discussion.

We revised our 2011 calculation of FFO as it relates to IW JV to more accurately reflect the nature of our co-venture partner's investment as a financing arrangement. Accordingly, the calculation of FFO for the three months ended March 31, 2011 has been revised to conform to the current presentation.

Depreciation and amortization related to investment properties for purposes of calculating FFO include loss on lease terminations, which encompasses the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Loss on lease terminations included in depreciation and amortization above excludes the write-off of tenant-related above and below market lease intangibles that are otherwise included in "Loss on lease terminations" in the accompanying condensed consolidated statements of operations and other comprehensive loss.

Liquidity and Capital Resources

We anticipate that cash flows from operating activities will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain our REIT status and compliance with financial covenants of our credit agreement.

The primary expected sources and uses of our consolidated cash and cash equivalents are as follows:

SOURCES

  •
  Proceeds from equity offerings
  •
  Cash and cash equivalents
  •
  Operating cash flow
  •
  Available borrowings under our existing revolving line of credit
  •
  Secured loans collateralized by individual properties
  •
  Asset sales
  •
  Joint venture equity from institutional partners
  •
  Sales of marketable securities

  USES

  Short-Term:

  •
  Repayment of a cross-collateralized pool of mortgages secured by six properties with an interest rate of 7.50%
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
  •
  New development
  •
  Major redevelopment, renovation or expansion

One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension of our share repurchase program, which was terminated on April 5, 2012, and total or partial dispositions of assets through sales or contributions to joint ventures. As of March 31, 2012, we had $703,581 of debt scheduled to mature through the end of 2013. As of the date of this filing, we had refinanced or received debt forgiveness for $83,567 of that debt. For substantially all of the remaining $620,014 of debt, we plan on satisfying our obligations by refinancing this debt using proceeds from our April 2012 public offering, our unsecured credit facility or asset sales, or by securing loans collateralized by individual properties. In limited circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender. We may not be able to refinance our existing debt when it becomes due or obtain new debt financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants. If we are not successful in refinancing our debt when it is due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The table below summarizes our consolidated indebtedness, net of premium and discount, at March 31, 2012:

Debt	Aggregate Principal Amount at March 31, 2012	Interest Rate/ Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
Fixed rate:
Mortgages payable (a)	$2,171,951	5.88%	5.5 years
IW JV mortgages payable (b)	489,969	7.50%	7.7 years
IW JV senior mezzanine note (c)	85,000	12.24%	7.7 years
IW JV junior mezzanine note (c)	40,000	14.00%	7.7 years
Mezzanine note	13,900	11.00%	1.7 years

	2,800,820

Variable rate:
Construction loans	31,689	4.48%	1.2 years
Margin payable	6,635	0.59%	(d)

	38,324

Mortgages and notes payable	2,839,144
Unsecured credit facility	600,000	2.75%	3.4 years

Total consolidated indebtedness	$3,439,144	5.81%	5.5 years

(a)
Mortgages payable are presented net of premium and discount, of which $10,468 and $(1,875), net of accumulated amortization, respectively, were outstanding as of March 31, 2012.

(b)
Mortgages payable can be defeased beginning in January 2014.

(c)
Notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

(d)
Margin payable is due upon demand.

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of March 31, 2012, including construction loans and IW JV mortgages payable which are discussed further below, were $2,693,609 and had a weighted average interest rate of 6.16%. Of this amount, $2,661,920 had fixed rates ranging from 4.25% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.18% at March 31, 2012. The remaining $31,689 of mortgages payable represented variable rate loans with a weighted average interest rate of 4.48% at March 31, 2012. Properties with a net carrying value of $4,037,391 at March 31, 2012 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $53,013 at March 31, 2012 and related tenant leases are pledged as collateral for the construction loans. Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties. As of March 31, 2012, our outstanding mortgage indebtedness had various scheduled maturity dates through March 1, 2037.

During the three months ended March 31, 2012, we obtained mortgages payable proceeds of $147,909 (of which $146,836 represents mortgages payable originated on seven properties and $1,073 relates to draws on existing construction loans), made mortgages payable repayments of $219,580 (excluding principal amortization of $10,356) and received debt forgiveness of $3,879. The mortgages payable originated during the three months ended March 31, 2012 have fixed interest rates ranging from 4.25% to 4.84%, a weighted average interest rate of 4.73% and a weighted average years to maturity of 10.3 years. The fixed or variable interest rates of the loans repaid during the three months ended March 31, 2012 ranged from 3.25% to 6.50% and had a weighted average interest rate of 5.08%.

IW JV 2009 Mortgages Payable and Mezzanine Notes

On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV. IW JV, which is controlled by us and therefore consolidated, is and will continue to be managed and operated by us. Pursuant to the terms and conditions of the IW JV organizational documents, on March 20, 2012, we provided written notice of our intention to repurchase Inland Equity's interest in IW JV. On April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase Inland Equity's interest 23% in IW JV, resulting in us owning 100% of IW JV. The mortgages and notes payable mature on December 1, 2019; however, the mortgages payable can be defeased beginning in January 2014 and the notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance, depending on the date the prepayment is made. Inland Equity is owned by certain individuals, including Daniel L. Goodwin, who, as of March 31, 2012, beneficially owned approximately 5.0% of our common stock (upon Listing on April 5, 2012 he owned approximately 4.3%), and Robert D. Parks, who was the Chairman of our Board until October 12, 2010 and who is chairman of the board of certain affiliates of The Inland Group, or the Group. The independent directors committee reviewed and recommended approval of this transaction to our Board.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender. The mezzanine note bears interest at 11.00% and matures on December 16, 2013. Additionally, we purchased a portion of our securities through a margin account. As of March 31, 2012 and December 31, 2011, we recorded a payable of $6,635 and $7,541, respectively, for securities purchased on margin. This debt bears a variable interest rate of the London Interbank Offered Rate, or LIBOR, plus 35 basis points, which equated to 0.59% at March 31, 2012. This debt is due upon demand. The value of our marketable securities serves as collateral for this debt. During the three months ended March 31, 2012, we did not borrow on our margin account and paid down $906.

Credit Facility

As of December 31, 2011, we had a secured credit facility pursuant to an agreement with KeyBank National Association and other financial institutions. The secured credit facility was in the aggregate amount of $585,000, consisting of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan that had a maturity date of February 3, 2013. As of December 31, 2011, we had $555,000 outstanding under the secured credit facility.

On February 24, 2012, we amended and restated our existing credit agreement to provide for a senior unsecured credit facility in the aggregate amount of $650,000, consisting of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan from a number of financial institutions. The senior unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $850,000 in certain circumstances.

Upon closing, we borrowed the full amount of the term loan and as of March 31, 2012, we had a total of $300,000 outstanding under the senior unsecured revolving line of credit. The total amount outstanding as of March 31, 2012 represents the amount that had been outstanding under our previous secured credit facility and $70,000 of additional borrowings. We used the additional borrowings under our senior unsecured revolving line of credit as well as proceeds from the secured financing of three properties to repay $137,460 of mortgage debt that was secured by five properties and had a weighted average interest rate of 5.45% per annum. As of March 31, 2012, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.

Availability.    The aggregate availability under the senior unsecured revolving line of credit shall at no time exceed the lesser of (x) 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties and (y) the amount that would result in a debt service coverage ratio for the unencumbered pool assets of not less than 1.50x, less the outstanding balance of the unsecured term loan. As of March 31, 2012, the total availability under the senior unsecured revolving line of credit was $335,000, of which we had borrowed $300,000.

Maturity and Interest.    The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. We have a one-year extension option on both the unsecured revolving line of credit and unsecured term loan, which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.25% of the commitment amount, depending on which piece of the facility is being extended. The senior unsecured revolving line of credit and unsecured term loan bear interest at a rate per annum equal to LIBOR plus a margin of between 1.75% and 2.50% per annum or the alternate base rate plus a margin of between 0.75% and 1.50% per annum, both based on our leverage ratio as calculated under the credit agreement. In the event that we become investment grade rated by two of the three major rating agencies (Fitch, Moody's and Standard & Poor's), the pricing on our credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin of between 1.15% and 1.95%, or the alternate base rate plus a margin of between 0.15% and 0.95%, in each case depending on our credit rating. If we are unable to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to LIBOR plus the margins described above, interest rates, under certain circumstances, may be based on an alternate base rate, as defined in the credit agreement, plus an applicable margin, which would result in higher effective interest rates than the LIBOR-based rates described above. As of March 31, 2012, the interest rate under the senior unsecured revolving line of credit and unsecured term loan was 2.75%.

Recourse.    The senior unsecured revolving line of credit and unsecured term loan are our direct recourse obligation. Our obligations under the credit facility are guaranteed by certain of our subsidiaries.

Financial Covenants.    The senior unsecured revolving line of credit and unsecured term loan include, among others, the following financial covenants: (i) maximum leverage ratio not to exceed 60%, which ratio may be increased once to 62.5% for two consecutive quarters if necessary, (ii) minimum fixed charge coverage ratio of not less than 1.45x, which ratio will be increased to 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $2,000,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) maximum secured indebtedness not to exceed 52.5% of our total asset value, which percentage will be decreased to 50% on the date of issuance of our financial statements for the quarter ending March 31, 2013 and further reduced to 45% on the date of issuance of our financial statements for the quarter ending March 31, 2014, (v) unhedged variable rate debt of not more than 20% of our total asset value, (vi) maximum dividend payout ratio of the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations," excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or an amount necessary to maintain our REIT status and (vii) secured recourse indebtedness and guarantee obligations associated with secured financing may not exceed $100,000. As of March 31, 2012, prior to the April 2012 public offering, our leverage ratio and fixed charge coverage ratio, calculated in accordance with the terms of the senior unsecured revolving line of credit and unsecured term loan under our credit agreement, were 57.43% and 1.60x, respectively. These ratios are presented solely for the purpose of demonstrating contractual covenant compliance and should not be viewed as measures of our historical or future financial performance, financial position or cash flow.

Other Covenants and Events of Default.    The senior unsecured revolving line of credit and unsecured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress, mortgage notes receivable and marketable securities, and require that we obtain consent for any sale of assets in any fiscal quarter with a value greater than 10% of our total asset value or merger in which we are not the surviving entity or other merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $50,770 of non-recourse indebtedness that was in default as of March 31, 2012), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and unsecured credit facility as of March 31, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$368,659	$293,482	$240,114	$471,574	$48,087	$1,231,411	$2,653,327	$2,838,163
Notes payable	—	13,900	—	—	—	125,000	138,900	150,600

Total fixed rate debt	$368,659	$307,382	$240,114	$471,574	$48,087	$1,356,411	$2,792,227	$2,988,763

Variable rate debt:
Mortgages payable	$20,905	$—	$10,784	$—	$—	$—	$31,689	$31,689
Unsecured credit facility	—	—	—	300,000	300,000	—	600,000	600,000
Margin payable	6,635	—	—	—	—	—	6,635	6,635

Total variable rate debt	27,540	—	10,784	300,000	300,000	—	638,324	638,324

Total maturing debt (c)	$396,199	$307,382	$250,898	$771,574	$348,087	$1,356,411	$3,430,551	$3,627,087

Weighted average interest rate on debt:
Fixed rate debt	5.63%	5.50%	7.12%	5.77%	6.12%	7.12%	6.50%
Variable rate debt	4.32%	—	2.50%	2.75%	2.75%	—	2.81%

Total	5.54%	5.50%	6.92%	4.60%	3.22%	7.12%	5.81%

(a)
The debt maturity table does not include any premium or discount, of which $10,468 and $(1,875), net of accumulated amortization, respectively, were outstanding as of March 31, 2012.

(b)
Includes $76,215 of variable rate debt that was swapped to a fixed rate.

(c)
As of March 31, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.

The maturity table excludes the co-venture obligation as described in Note 1 to the condensed consolidated financial statements, which was repaid on April 26, 2012. The maturity table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of March 31, 2012, we were making accelerated principal payments on three mortgages payable with a combined outstanding principal balance of $98,626, which are reflected in the year corresponding to the loan maturity date. During the three months ended March 31, 2012, we made accelerated principal payments of $3,580 with respect to these mortgages payable. If we are not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 5.3 years. Subsequent to March 31, 2012, we transferred the property securing one of these mortgages payable to the lender as a deed in lieu of foreclosure transaction and received debt forgiveness of $23,570 after making a principal payment of $335, which resulted in a gain of $6,847. This mortgage payable had matured as of March 31, 2012 and the outstanding principal balance of $23,905 is presented in the 2012 column. An additional $26,865 mortgage payable that had matured as of March 31, 2012 is also included in the 2012 column. In the second quarter of 2010, we ceased making the monthly debt service payment on this matured mortgage payable. The non-payment of this monthly debt service amounts to

$2,627 annually and does not result in noncompliance under any of our other mortgages payable or credit agreements. We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however no assurance can be provided that negotiations will result in a favorable outcome. As of March 31, 2012, we had accrued $5,499 of interest related to these two matured mortgages payable. We plan on addressing our 2012 mortgages payable maturities by using proceeds from our April 2012 public offering, our unsecured credit facility or asset sales, or by refinancing the mortgages payable or securing new mortgages collateralized by individual properties.

Distributions and Equity Transactions

Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders' basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.

To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior unsecured revolving line of credit and unsecured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations," excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.

The following table sets forth the amount of our distributions declared during the three months ended March 31, 2012 and 2011 compared to cash flows provided by operating activities for each of these periods:

	Three Months Ended March 31,
	2012	2011
Cash flows provided by operating activities	$35,275	$31,855
Distributions declared	32,169	28,433

Excess	$3,106	$3,422

Prior to our Listing, we maintained a DRP which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the three months ended March 31, 2012, we received $11,626 in investor proceeds through our DRP.

Subsequent to March 31, 2012, we completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount and the listing of our Class A common Stock on the NYSE under the symbol RPAI.

Capital Expenditures and Development Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of March 31, 2012, including one consolidated joint venture and two wholly-owned properties. As of March 31, 2012, we did not have any significant active construction ongoing at our development properties, and, currently, we only intend to develop the remaining estimated total GLA to the extent that we have pre-leased the space to be developed. As of March 31, 2012, the ABR from the portion of our development properties with respect to which construction has been completed was $1,447.

Location	Description	Our Ownership Percentage	Carrying Value at March 31, 2012 (a)		Construction Loan Balance at March 31, 2012
Henderson, Nevada	Green Valley Crossing	50.0%	$26,813		$10,783
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		—

			$58,888	(b)	$10,783

(a)
Represents the total investment less accumulated depreciation.

(b)
Total includes $26,009 of costs placed in service and excludes $17,321 relating to land held for future development at an existing retail operating property.

Asset Disposition and Operating Joint Venture Activity

During 2011 and the three months ended March 31, 2012, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions, including partial sales, during 2011 and the three months ended March 31, 2012.

	Number of Assets Sold	Square Footage	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2012 Dispositions (through March 31, 2012)	1	13,800	$5,800	$—	$5,702
2011 Partial Sales	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088

Statement of Cash Flows Comparison for the Three Months Ended March 31, 2012 and 2011

Cash Flows from Operating Activities

Cash flows provided by operating activities were $35,275 and $31,855 for the three months ended March 31, 2012 and 2011, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and marketable securities and gain on extinguishment of debt. The $3,420 increase is primarily attributable to a decrease in cash paid for interest of $1,001, an increase in distributions on investments in unconsolidated joint ventures of $542, an increase in dividends received of $246 and timing of payments for property operating expenses, partially offset by an increase in payments of leasing fees of $942.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $18,955 and $15,234, respectively, for the three months ended March 31, 2012 and 2011. During the three months ended March 31, 2012 and 2011, we received distributions of investments in unconsolidated joint ventures of $17,098 and none, respectively, and we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $6,369 and $28,335, respectively. Amounts received from (used to fund) restricted escrow accounts, some of which are required under certain mortgage arrangements, were $11,776 and $(5,430), respectively. In addition, $9,057 and $6,056, respectively, were used for capital expenditures and tenant improvements, $7,205 and $684, respectively, were invested in our unconsolidated joint ventures and $48 and $996, respectively, were invested in existing development projects.

Cash Flows from Financing Activities

Cash flows used in financing activities were $64,124 and $80,278, respectively, for the three months ended March 31, 2012 and 2011. We used $42,905 and $61,450, respectively, related to the net activity from principal payments, payoffs, the payment and refund of fees and deposits, net proceeds from our credit facility and new mortgages secured by our properties. During the three months ended March 31, 2012 and 2011, we paid $19,822 and $16,420, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders and we also used $906 and $656, respectively, for the repayment of margin debt.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of March 31, 2012, the joint venture had acquired seven properties (which we contributed) for a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of assumption. On February 23, 2012, the joint venture sold one multi-tenant retail property to our RioCan joint venture for $35,366. Proceeds from the sale were used to pay off the outstanding mortgage principal balance of $20,625.

On May 20, 2010, we entered into definitive agreements to form a joint venture with a wholly-owned subsidiary of RioCan Real Estate Investment Trust (RioCan). As of March 31, 2012, our RioCan joint venture had acquired nine multi-tenant retail properties from us for an aggregate purchase price of $281,290, including earnout proceeds, and had assumed from us mortgages payable on these properties totaling approximately $157,888. Separately, as of March 31, 2012, our RioCan joint venture had acquired five additional multi-tenant properties from other parties, one of which was acquired from our MS Inland joint venture on February 23, 2012, as discussed previously.

In addition, as of March 31, 2012, we have entered into the two other unconsolidated joint ventures that are described in Note 10 to the condensed consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures as of March 31, 2012, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$312,435	4.26%	4.4 years
MS Inland (b)	20.0%	$157,172	4.97%	5.2 years
Hampton Retail Colorado (c)	95.9%	$17,964	5.40%	2.4 years
(a)
Aggregate principal amount excludes mortgage premium of $1,356 and discount of $1,136, net of accumulated amortization. As of March 31, 2012, our RioCan joint venture has two mortgages payable that are maturing in 2012, with an aggregate principal balance of $19,025 and a weighted average interest rate of 5.54%.

(b)
Aggregate principal amount excludes mortgage premium of $16, net of accumulated amortization. As of March 31, 2012, our MS Inland joint venture has one mortgage payable that is maturing in 2012, with a principal balance of $13,073 and an interest rate of 6.88%.

(c)
The weighted average interest rate increases to 6.15% on September 5, 2012 and to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premium of $2,947, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of March 31, 2012 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition. We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation. As of March 31, 2012, we may pay as much as $1,400 in the future pursuant to earnout agreements.

Effective January 1, 2012, we and the Group initiated a self-funded group medical benefits plan for our respective employees. We and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of us and the Group, adjudication of the claims, and to provide stop loss coverage. We and the Group collectively entered into a stop loss agreement provided by the TPA, where we and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,302 for the calendar year ended December 31, 2012. As of March 31, 2012, the total aggregate claims paid were $1,753, of which $315 related to us. As of March 31, 2012, we had a liability of $176, which were claims incurred but not paid and estimated claims incurred but not reported.

Critical Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts. For the three months ended March 31, 2012, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain recent accounting pronouncements that we have recently adopted and that we expect to adopt in 2012.

Subsequent Events

Subsequent to March 31, 2012, we:

  •
  completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount, and the listing of our Class A common stock on the NYSE under the symbol RPAI. The net proceeds from the offering were used to:

  –
  repay $195,000 on our senior unsecured revolving line of credit, which includes approximately $95,000 that we expect to draw to repay a cross-collateralized pool of mortgages secured by six properties with an interest rate of 7.50%; and

  –
  pay $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase Inland Equity's 23% interest in IW JV, resulting in us owning 100% of IW JV;

  •
  terminated our DRP and SRP upon Listing;

  •
  transferred a single-user office property through a deed in lieu of foreclosure transaction to the property's lender, receiving debt forgiveness of $23,570 and resulting in a gain of $6,847; and

  •
  obtained mortgage payable proceeds of $60,000 and made mortgage payable repayments of $94,251. The new mortgage payable is secured by one phase of a multi-phase property, has an interest rate of 3.50%, is cross-collateralized and co-terminus with an existing mortgage payable secured by four of the other phases of this property and matures in approximately five years. The stated interest rates of the loans repaid ranged from 5.02% to 5.67%.

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

The combined carrying amount of our mortgages payable, notes payable, unsecured credit facility and co-venture obligation is approximately $187,943 lower than the fair value as of March 31, 2012.

We had $638,324 of variable-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.81% at March 31, 2012. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2012, interest expense would increase by approximately $6,383 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities. Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

As of March 31, 2012, our investment in marketable securities totaled $35,371, which included $23,329 of accumulated unrealized net gain. In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $17,686 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $5,644. For the three months ended March 31, 2012, our cash flows from operating activities included $917 that we received as distributions on our marketable securities. We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future. Because all of our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

Based on management's evaluation as of March 31, 2012, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II—Other Information

Item 1.    Legal Proceedings

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material adverse effect on the financial statements of the Company.

Item 1A.    Risk Factors

As a result of the listing of our Class A common stock on the NYSE on April 5, 2012, our Recapitalization, changes to our charter and bylaws and other matters, the following six risk factors are considered relevant to our company, in addition to those that are presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

The market price and trading volume of our Class A common stock may be volatile.

The U.S. stock markets, including the NYSE, on which our Class A common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock is likely to be similarly volatile, and investors in shares of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future.

A number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock, including:

  •
  the annual yield from distributions on our Class A common stock as compared to yields on other financial instruments;

  •
  equity issuances by us, or future sales of substantial amounts of our Class A common stock by our existing or future shareholders, or the perception that such issuances or future sales may occur;

  •
  conversions of our Class B common stock into shares of our Class A common stock or sales of our Class B common stock;

  •
  increases in market interest rates or a decrease in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;

  •
  changes in market valuations of similar companies;

  •
  fluctuations in stock market prices and volumes;

  •
  additions or departures of key management personnel;

  •
  our operating performance and the performance of other similar companies;

  •
  actual or anticipated differences in our quarterly operating results;

  •
  changes in expectations of future financial performance or changes in estimates of securities analysts;

  •
  publication of research reports about us or our industry by securities analysts;

  •
  failure to qualify as a REIT;

  •
  adverse market reaction to any indebtedness we incur in the future;

  •
  strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

  •
  the passage of legislation or other regulatory developments that adversely affect us or our industry;

  •
  speculation in the press or investment community;

  •
  changes in our earnings;

  •
  failure to satisfy the listing requirements of the NYSE;

  •
  failure to comply with the requirements of the Sarbanes-Oxley Act;

  •
  actions by institutional shareholders;

  •
  changes in accounting principles; and

  •
  general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management's attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our shareholders.

Future offerings of debt securities, which would be senior to our common stock, or equity securities, which would dilute our existing shareholders and may be senior to our common stock, may adversely affect the market price of our common stock.

In the future, we may attempt to increase our capital resources by offering debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common shareholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market price of our common stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market price of our common stock and diluting their proportionate ownership.

Certain provisions of Maryland law could inhibit changes in control of us, which could lower the value of our common stock.

Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such shares, including:

  •
  "business combination" provisions that, subject to limitations, prohibit certain business combinations between us and an "interested shareholder" (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate or associate of ours who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of our then outstanding voting shares) or an affiliate of an interested shareholder for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter may impose special shareholder voting requirements unless certain minimum price conditions are satisfied; and

  •
  "control share" provisions that provide that "control shares" of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a "control share acquisition" (defined as the direct or indirect acquisition of ownership or control of outstanding "control shares") have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

We have opted out of these provisions of the MGCL, in the case of the business combination provisions of the MGCL by resolution of our board of directors, and in the case of the control share provisions of the MGCL pursuant to a provision in our bylaws. However, following our opt out, in the future, only upon the approval of our shareholders, our board of directors may by resolution elect to opt in to the business combination provisions of the MGCL and we may, only upon the approval of our shareholders, by amendment to our bylaws, opt in to the control share provisions of the MGCL.

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

In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our shareholders may believe to be in their best interests. Likewise, if our company's board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors and our shareholders, these provisions of the MGCL could have similar anti-takeover effects.

Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to our management.

Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change in control of our company that is in the best interests of our shareholders.

Although our Class B common stock will not be listed on a national securities exchange, sales of such shares or the perception that such sales could occur could have a material adverse effect on the trading price of our Class A common stock.

As of March 31, 2012, we had 48,557,544 shares of each of our Class B-1, Class B-2 and Class B-3 common stock outstanding. Although our Class B common stock will not be listed on a national securities exchange, it is not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be freely tradable. As a result, it is possible that a market may develop for shares of our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price of our Class A common stock.

Additionally, all of our Class B common stock will be converted into Class A common stock over time. As a result, holders of shares of Class B common stock seeking to immediately liquidate their investment in our common stock could engage in immediate short sales of our Class A common stock prior to the date on which the Class B common stock converts into Class A common stock and use the shares of Class A common stock that they receive upon conversion of their Class B common stock to cover these short sales in the future. Such short sales could depress the market price of our Class A common stock and limit the effectiveness of the Recapitalization as a strategy for limiting the number of shares of our common stock held by our shareholder prior to this offering that may be sold shortly after this offering.

Future conversions of our Class B common stock could adversely affect the market price of our Class A common stock.

As of March 31, 2012, we had 48,557,544 shares of each of our Class B-1, Class B-2 and Class B-3 common stock outstanding. Although our Class B common stock will not be listed on a national securities exchange, our Class B-1 common stock, Class B-2 common stock and Class B-3 common stock will convert automatically into Class A common stock six months, 12 months and 18 months, respectively, following the initial listing of our Class A common stock on the NYSE. We cannot predict the effect that the conversion of shares of our Class B common stock into our Class A common stock will have on the market price of our Class A common stock, but these ongoing conversions may place constant downward pressure on the price of our Class A common stock, particularly at the time of each conversion.

There have been no other material changes to our risk factors during the three months ended March 31, 2012 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

(a)
None.

(b)
As previously reported in the Company's Current Report on Form 8-K filed on March 22, 2012, the Company adopted the Fifth Amended and Restated Bylaws effective March 20, 2012. The procedure for recommending nominees to the Company's board of directors remains the same. In order for a stockholder to recommend nominees to the Company's board of directors, the stockholder must comply with the provisions of the Company's bylaws governing advance notice requirements for shareholder proposals and nominations. However, as disclosed in the Company's Current Report on Form 8-K filed on March 22, 2012, the Fifth Amended and Restated Bylaws changed the advanced notice provisions.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Sixth Articles of Amendment and Restatement of Retail Properties of America, Inc., dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
3.2
Articles of Amendment to the Sixth Articles of Amendment and Restatement of Retail Properties of America, Inc., dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
3.3
Articles of Amendment to the Sixth Articles of Amendment and Restatement of Retail Properties of America, Inc., dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
3.4
Articles Supplementary to the Sixth Articles of Amendment and Restatement of Retail Properties of America, Inc., as amended, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.4 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
3.5	Fifth Amended and Restated Bylaws of Retail Properties of America, Inc. (Incorporated herein by reference to Exhibit 3.5 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
10.1
Second Amended and Restated Independent Director Stock Option Plan of Retail Properties of America, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
10.2	2008 Long-Term Equity Compensation Plan of Retail Properties of America, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 22, 2012).
10.3
Second Amended and Restated Credit Agreement dated as of February 24, 2012 among the Registrant as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and JPMorgan Chase Bank, N.A. as Syndication Agent and JPMorgan Securities LLC as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent and Deutsche Bank Securities Inc. as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-11/A filed on March 12, 2012).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).

Exhibit No.	Description
32.1	Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (filed herewith).
101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three-Month Periods Ended March 31, 2012 and 2011, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*
*
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RETAIL PROPERTIES OF AMERICA, INC.
By:	/s/ Steven P. Grimes Steven P. Grimes Director, President and Chief Executive Officer
Date:	May 8, 2012
By:	/s/ Angela M. Aman Angela M. Aman Executive Vice President, Chief Financial Officer and Treasurer
Date:	May 8, 2012
By:	/s/ James W. Kleifges James W. Kleifges Executive Vice President, Chief Accounting Officer
Date:	May 8, 2012