Form 10-Q
period 2012-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2012-08-07
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Number of shares outstanding of the registrant's classes of common stock as of August 3, 2012:

        Class A common stock: 85,088,389 shares

        Class B-1 common stock: 48,518,389 shares

        Class B-2 common stock: 48,518,389 shares

        Class B-3 common stock: 48,518,389 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I—Financial Information

Item 1.    Financial Statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Balance Sheets

(Unaudited)
(in thousands, except par value amounts)

	June 30, 2012	December 31, 2011
Assets
Investment properties:
Land	$1,327,299	$1,334,363
Building and other improvements	5,047,625	5,057,252
Developments in progress	50,391	49,940

	6,425,315	6,441,555
Less accumulated depreciation	(1,274,421)	(1,180,767)

Net investment properties	5,150,894	5,260,788
Cash and cash equivalents	102,346	136,009
Investment in marketable securities, net	20,034	30,385
Investment in unconsolidated joint ventures	56,548	81,168
Accounts and notes receivable (net of allowances of $7,863 and $8,231, respectively)	86,810	94,922
Acquired lease intangibles, net	152,713	174,404
Other assets, net	190,061	164,218

Total assets	$5,759,406	$5,941,894

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$2,702,920	$2,926,218
Credit facility	430,000	555,000
Accounts payable and accrued expenses	98,459	83,012
Distributions payable	38,200	31,448
Acquired below market lease intangibles, net	78,203	81,321
Other financings	—	8,477
Co-venture obligation	—	52,431
Other liabilities	70,296	66,944

Total liabilities	3,418,078	3,804,851

Redeemable noncontrolling interests	—	525
Commitments and contingencies (Note 14)
Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 85,088 and 48,382 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	85	48
Class B-1 common stock, $0.001 par value, 55,000 shares authorized, 48,518 and 48,382 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	48	48
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 48,518 and 48,382 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	49	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 and 48,383 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	49	49
Additional paid-in capital	4,704,962	4,427,977
Accumulated distributions in excess of earnings	(2,381,858)	(2,312,877)
Accumulated other comprehensive income	16,499	19,730

Total shareholders' equity	2,339,834	2,135,024
Noncontrolling interests	1,494	1,494

Total equity	2,341,328	2,136,518

Total liabilities and equity	$5,759,406	$5,941,894

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$120,043	$119,853	$240,883	$240,093
Tenant recovery income	25,276	24,727	53,737	52,665
Other property income	2,806	2,781	5,569	5,597

Total revenues	148,125	147,361	300,189	298,355

Expenses:
Property operating expenses	23,594	24,065	48,722	52,508
Real estate taxes	19,341	20,123	39,319	38,979
Depreciation and amortization	58,289	58,742	116,719	117,369
Provision for impairment of investment properties	1,323	—	1,323	—
Loss on lease terminations	1,177	3,355	4,901	6,693
General and administrative expenses	6,543	5,043	11,464	11,370

Total expenses	110,267	111,328	222,448	226,919

Operating income	37,858	36,033	77,741	71,436
Dividend income	615	522	1,480	1,198
Interest income	19	170	40	350
Gain on extinguishment of debt	—	3,715	3,879	14,438
Equity in loss of unconsolidated joint ventures, net	(1,286)	(1,981)	(3,604)	(4,159)
Interest expense	(40,537)	(55,644)	(95,263)	(116,257)
Co-venture obligation expense	(397)	(1,792)	(3,300)	(3,584)
Recognized gain on marketable securities	7,265	277	7,265	277
Other income (expense), net	2,479	171	(1,067)	753

Income (loss) from continuing operations	6,016	(18,529)	(12,829)	(35,548)

Discontinued operations:
Income (loss), net	490	1,709	1,453	(27,408)
Gain on sales of investment properties	6,847	702	7,762	4,161

Income (loss) from discontinued operations	7,337	2,411	9,215	(23,247)
Gain on sales of investment properties	4,323	2,402	5,002	5,062

Net income (loss)	17,676	(13,716)	1,388	(53,733)
Net income attributable to noncontrolling interests	—	(8)	—	(16)

Net income (loss) attributable to Company shareholders	$17,676	$(13,724)	$1,388	$(53,749)

Earnings (loss) per common share—basic and diluted:
Continuing operations	$0.05	$(0.08)	$(0.04)	$(0.16)
Discontinued operations	0.03	0.01	0.05	(0.12)

Net income (loss) per common share attributable to Company shareholders	$0.08	$(0.07)	$0.01	$(0.28)

Net income (loss)	$17,676	$(13,716)	$1,388	$(53,733)
Other comprehensive income (loss):
Net unrealized gain on derivative instruments	253	74	390	1,111
Net unrealized (loss) gain on marketable securities	(1,342)	(166)	3,644	2,397
Reversal of unrealized gain to recognized gain on marketable securities	(7,265)	(277)	(7,265)	(277)

Comprehensive income (loss)	9,322	(14,085)	(1,843)	(50,502)
Comprehensive income attributable to noncontrolling interests	—	(8)	—	(16)

Comprehensive income (loss) attributable to Company shareholders	$9,322	$(14,093)	$(1,843)	$(50,518)

Weighted average number of common shares outstanding—basic and diluted	226,543	192,114	210,331	191,801

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Equity

(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock
						Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income
					Additional Paid-in Capital			Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	47,734	$47	143,204	$144	$4,383,567	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $16 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(53,749)	—	(53,749)	—	(53,749)
Distribution upon dissolution of partnership	—	—	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Net unrealized gain on derivative instruments	—	—	—	—	—	—	1,111	1,111	—	1,111
Net unrealized gain on marketable securities	—	—	—	—	—	—	2,397	2,397	—	2,397
Reversal of unrealized gain to recognized gain on marketable securities	—	—	—	—	—	—	(277)	(277)	—	(277)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	133	133
Distributions declared ($0.30 per weighted average number of common shares outstanding)	—	—	—	—	—	(58,464)	—	(58,464)	—	(58,464)
Distribution reinvestment program (DRP)	312	—	934	1	21,346	—	—	21,347	—	21,347
Issuance of restricted common stock	4	—	10	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	57	—	—	57	—	57

Balance at June 30, 2011	48,050	$47	144,148	$145	$4,404,970	$(2,231,834)	$25,513	$2,198,841	$1,295	$2,200,136

Balance at January 1, 2012	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net income	—	—	—	—	—	1,388	—	1,388	—	1,388
Net unrealized gain on derivative instruments	—	—	—	—	—	—	390	390	—	390
Net unrealized gain on marketable securities	—	—	—	—	—	—	3,644	3,644	—	3,644
Reversal of unrealized gain to recognized gain on marketable securities	—	—	—	—	—	—	(7,265)	(7,265)	—	(7,265)
Distributions declared ($0.33 per weighted average number of common shares outstanding)	—	—	—	—	—	(70,369)	—	(70,369)	—	(70,369)
Issuance of common stock, net of offering costs	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
DRP	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	158	—	—	158	—	158

Balance at June 30, 2012	85,088	$85	145,555	$146	$4,704,962	$(2,381,858)	$16,499	$2,339,834	$1,494	$2,341,328

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$1,388	$(53,733)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	116,910	119,960
Provision for impairment of investment properties	1,323	30,373
Gain on sales of investment properties	(12,764)	(9,223)
Gain on extinguishment of debt	(3,879)	(14,438)
Loss on lease terminations	4,901	6,695
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	(5,531)	1,282
Equity in loss of unconsolidated joint ventures, net	3,604	4,159
Distributions on investments in unconsolidated joint ventures	2,707	961
Recognized gain on sale of marketable securities	(7,265)	(277)
Payment of leasing fees and inducements	(7,176)	(3,596)
Changes in accounts receivable, net	7,469	10,018
Changes in accounts payable and accrued expenses, net	(12,032)	(9,763)
Changes in other operating assets and liabilities, net	8,863	(909)
Other, net	(1,686)	3,502

Net cash provided by operating activities	96,832	85,011

Cash flows from investing activities:
Proceeds from sale of marketable securities	5,719	359
Changes in restricted escrows, net	8,202	(8,990)
Capital expenditures and tenant improvements	(16,567)	(14,599)
Proceeds from sales of investment properties	12,997	65,446
Investment in developments in progress	(309)	(1,658)
Investment in unconsolidated joint ventures	(7,333)	(5,764)
Distributions of investments in unconsolidated joint ventures	17,403	2,384
Other, net	21	149

Net cash provided by investing activities	20,133	37,327

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	(5,287)	(1,518)
Proceeds from mortgages and notes payable	281,874	70,424
Principal payments on mortgages and notes payable	(461,834)	(435,478)
Proceeds from credit facility	150,000	404,764
Repayments of credit facility	(275,000)	(124,111)
Payment of loan fees and deposits, net	(7,212)	(10,291)
Settlement of co-venture obligation	(50,000)	—
Proceeds from issuance of common stock	272,081	—
Redemption of fractional shares of common stock	(1,253)	—
Distributions paid, net of DRP	(51,991)	(33,937)
Other, net	(2,006)	(2,470)

Net cash used in financing activities	(150,628)	(132,617)

Net decrease in cash and cash equivalents	(33,663)	(10,279)
Cash and cash equivalents, at beginning of period	136,009	130,213

Cash and cash equivalents, at end of period	$102,346	$119,934

Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$106,186	$112,125

Distributions payable	$38,200	$30,031

Distributions reinvested	$11,626	$21,347

Accrued capital expenditures and tenant improvements	$3,398	$2,118

Accrued leasing fees and inducements	$29,843	$—

Marketable securities proceeds receivable	$8,276	$—

Forgiveness of mortgage debt	$27,449	$14,438

Proceeds from sales of investment properties:
Land, building and other improvements, net	$23,236	$50,351
Accounts receivable, acquired lease intangibles and other assets	1,043	4,080
Accounts payable and other liabilities	(158)	(713)
Forgiveness of mortgage debt	(23,570)	—
Deferred gains	(318)	2,505
Gain on sales of investment properties	12,764	9,223

	$12,997	$65,446

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. (formerly Inland Western Retail Real Estate Trust, Inc.) for the fiscal year ended December 31, 2011, which are included in the Company's 2011 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.

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

On March 20, 2012, the Company effectuated a ten-to-one reverse stock split of its then outstanding common stock. Immediately following the reverse stock split, the Company redesignated all of its common stock as Class A common stock.

On March 21, 2012, the Company paid a stock dividend pursuant to which each then outstanding share of its Class A common stock received:

  •
  one share of Class B-1 common stock; plus

  •
  one share of Class B-2 common stock; plus

  •
  one share of Class B-3 common stock.

These transactions are referred to as the Recapitalization. Class B-1 common stock, Class B-2 common stock and Class B-3 common stock are collectively referred to as the Company's Class B common stock, while Class A and Class B common stock are collectively referred to as the Company's common stock. The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI (the Listing). The Company's Class B common stock is identical to the Company's Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company's Class B common stock will convert automatically into shares of the Company's Class A common stock at specified times. Subject to the provisions of the Company's charter, shares of Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of the Company's Class A common stock six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of the Company's Class B common stock will have converted into the Company's Class A common stock. Each share of Class A common stock and Class B common stock participates in distributions equally. All common stock share and per share data included in these condensed consolidated financial statements give retroactive effect to the Recapitalization. In addition, upon Listing, the Company's distribution reinvestment program (DRP) and share repurchase program (SRP) were terminated.

The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended, or the Code. The Company believes it has qualified for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates.

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

Certain reclassifications, primarily as a result of discontinued operations, have been made to the 2011 condensed consolidated financial statements to conform to the 2012 presentation. In addition, certain captions have been condensed in the 2011 condensed consolidated statement of cash flows to conform to the 2012 presentation.

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

The Company's property ownership as of June 30, 2012 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	273	—	23
Development properties	2	1	—
(a)
The Company has a 50% ownership interest in one LLC.

(b)
The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

(c)
On April 26, 2012, the Company repurchased the entire interest in 55 consolidated operating properties (see Note 4).

The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity's net assets as defined by the Financial Accounting Standards Board (FASB). The Company also consolidates entities that are not VIEs in which it has financial and operating control. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net income (loss) in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

As of June 30, 2012, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As controlling member, the Company has an obligation to cause the property-owning entity to distribute proceeds of liquidation to the noncontrolling interest holder only if the net proceeds received by the entity from the sale of assets warrant a distribution based on the terms of the underlying organizational agreement.

The Company evaluates the classification and presentation of the noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances deem necessary. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of June 30, 2012 and December 31, 2011, was determined to approximate the carrying value of these interests. Accordingly, no adjustment to the carrying value of the noncontrolling interests in the Company's consolidated joint venture investments was made during the six months ended June 30, 2012 and 2011.

In the condensed consolidated statements of operations and other comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders' equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders' share of the net income or loss of each respective entity, as applicable.

On February 7, 2012, the Company paid a nominal amount to the partner in its Lake Mead Crossing consolidated joint venture to fully redeem the partner's ownership interest in such joint venture. The transaction resulted in an increase in the Company's ownership interest in Lake Mead Crossing from 86.7% as of December 31, 2011 to 100%.

On February 15, 2012, the Company fully redeemed the noncontrolling interests held by its partner in a consolidated limited partnership joint venture. Such redemption, reflected in the following table, was settled by transferring restricted cash as well as the Company's interest in the Britomart unconsolidated joint venture to the noncontrolling interest holder. See Note 10 for further discussion.

Below is a table reflecting the activity of the redeemable noncontrolling interests for the six months ended June 30, 2012 and 2011:

	2012	2011
Balance at January 1,	$525	$527
Redeemable noncontrolling interest income	—	16
Distributions	—	(16)
Redemptions	(525)	(2)

Balance at June 30,	$—	$525

The Company is party to an agreement with an LLC formed as an insurance association captive (the Captive), which is wholly-owned by the Company and three related parties, Inland Real Estate Corporation, Inland American Real Estate Trust, Inc. and Inland Diversified Real Estate Trust, Inc. The Captive is serviced by a related party, Inland Risk and Insurance Management Services, Inc., for a fee of $25 per quarter and was formed to insure/reimburse the members' deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage certain exposures and recoup expenses through the function of the captive

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

program. It has been determined that the Captive is a VIE and because the Company does not receive the most benefit, nor the highest risk of loss, it is not considered to be the primary beneficiary. As a result, the Captive is not consolidated, but is recorded pursuant to the equity method of accounting. The Company's risk of loss is limited to its investment and the Company is not required to fund additional capital to the Captive. As of June 30, 2012 and December 31, 2011, the Company's interest in the Captive is reflected in "Investment in unconsolidated joint ventures" in the accompanying condensed consolidated balance sheets. The Company's share of the net (loss) income of the Captive for the three and six months ended June 30, 2012 and 2011 is reflected in "Equity in loss of unconsolidated joint ventures, net" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

(2)   Summary of Significant Accounting Policies

There have been no changes to the Company's significant accounting policies in the six months ended June 30, 2012. Refer to the Company's 2011 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

Recent Accounting Pronouncements

Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption required additional disclosures regarding fair value measurements (see Note 13).

Effective January 1, 2012, public companies are required to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. This guidance does not change the items that must be reported in other comprehensive income. The adoption did not have any effect on the Company's financial statements.

Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because that subsidiary has defaulted on its non-recourse debt is required to apply real estate sales guidance to determine whether to derecognize the in-substance real estate. The adoption did not have any effect on the Company's financial statements.

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

The Company sold two properties during the six months ended June 30, 2012, as summarized below:

Date	Square Footage	Property Type	Location	Sales Price	Debt Extinguishment	Net Sales Proceeds	Gain
February 1, 2012	13,800	Single-user retail	Jacksonville, FL	$5,800	$—	$5,702	$915
April 10, 2012	501,000	Single-user office	Winston-Salem, NC	—	23,570	—	6,847	(a)

	514,800			$5,800	$23,570	$5,702	$7,762

(a)
This property was transferred to the lender through a deed-in-lieu of foreclosure transaction.

The Company also received net proceeds of $7,295 and recorded gains of $5,002 from condemnation awards, earnouts and the sale of parcels at certain operating properties. The aggregate net proceeds from the property sales and additional transactions during the six months ended June 30, 2012 totaled $12,997 with aggregate gains of $12,764.

During the year ended December 31, 2011, the Company sold 11 properties, four of which were sold during the six months ended June 30, 2011. The dispositions and additional transactions, including condemnation awards, earnouts and the sale of a parcel at one of its operating properties, during the six months ended June 30, 2011 resulted in net sales proceeds of $65,446 with aggregate gains of $9,223.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income	$466	$3,031	$1,830	$7,099
Tenant recovery income	(40)	177	(40)	732
Other property income	19	8	26	37

Total revenues	445	3,216	1,816	7,868

Expenses:
Property operating expenses	(45)	289	(86)	454
Real estate taxes	—	182	(21)	589
Depreciation and amortization	—	943	191	2,591
Provision for impairment of investment properties	—	—	—	30,373
Loss on lease terminations	—	2	—	2
General and administrative expenses	—	34	—	35
Interest expense	—	57	279	1,232

Total expenses	(45)	1,507	363	35,276

Income (loss) from discontinued operations, net	$490	$1,709	$1,453	$(27,408)

There were no consolidated properties classified as held for sale as of June 30, 2012 or December 31, 2011.

(4)   Transactions with Related Parties

The Inland Group, Inc., or the Group, and its affiliates are related parties because of the Company's relationships with Daniel L. Goodwin, Robert D. Parks and Brenda G. Gujral, each of whom are significant shareholders and/or principals of the Group or hold directorships and are executive officers of affiliates of the Group. Specifically, Mr. Goodwin is the Chairman, chief executive officer and a significant shareholder of the Group. Mr. Parks is a principal and significant shareholder of the Group. Messrs. Goodwin and Parks and Ms. Gujral hold a variety of positions as directors and executive officers of Group affiliates. With respect to the Company, Mr. Parks was a director and Chairman of the Company's board of directors until October 12, 2010 and Ms. Gujral was one of the Company's directors until her resignation on May 31, 2012.

During the second quarter of 2012, the Company provided written notice of termination of its investment advisor agreement, which was effective during the second quarter of 2012. In addition, the Company provided written notice of termination of the following related party service agreements, all of which terminations will be effective during the fourth quarter of 2012: loan servicing, mortgage financing services, communications services, institutional investor relationships services, insurance and risk management services, property tax services, computer services and personnel services. Transactions involving the Group and/or its affiliates are set forth in the table below.

	Three Months Ended June 30,			Six Months Ended June 30,			Unpaid Amount as of
							June 30, 2012	December 31, 2011
Related Party Agreements	2012	2011		2012	2011
Investment advisor (a)	$53	$70		$116	$141		$8	$22
Loan servicing (b)	36	46		77	98		—	—
Legal	83	120		164	202		118	110
Computer services (b)	325	278		644	553		214	284
Office & facilities management services	29	22		39	44		22	22
Other service agreements (b)	122	167		302	314		—	—
Office rent and reimbursements	244	242		481	484		80	310

Total	$892	$945	(c)	$1,823	$1,836	(d)	$442	$748	(e)

(a)
The Company terminated this agreement, which termination was effective during the second quarter of 2012.

(b)
During the second quarter of 2012, the Company provided written notice of termination of these agreements, which will be effective during the fourth quarter of 2012.

(c)
Amount excludes $286 representing previously reported reimbursement of third-party costs.

(d)
Amount excludes $558 representing previously reported reimbursement of third-party costs.

(e)
Amount excludes $276 representing previously reported reimbursement of third-party costs.

Effective January 1, 2012, the Company and the Group initiated a self-funded group medical benefits plan for their respective employees (see Note 14).

On December 1, 2009, the Company raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV 2009, LLC (IW JV). IW JV, which was controlled by the Company and therefore consolidated, is managed and operated by the Company. Inland Equity is owned by certain individuals, including Daniel L. Goodwin and Robert D. Parks. Pursuant to the terms and conditions of the IW JV organizational documents, on March 20, 2012, the Company provided written notice of its intention to repurchase Inland Equity's interest in IW JV. On April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase their 23% interest in IW JV, resulting in the Company owning 100% of IW JV.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(5)   Marketable Securities

The following tables summarize the Company's investment in marketable securities:

	Common Stock		Preferred Stock		Total Available-for-Sale Securities
As of June 30, 2012:
Fair value	$5,555		$14,479		$20,034

Amortized cost basis	10,280		32,499		42,779
Total other-than-temporary impairment recognized	(8,512)		(28,955)		(37,467)

Adjusted cost basis	1,768		3,544		5,312

Net gains in accumulated other comprehensive income (OCI)	3,787		11,050		14,837
Net losses in accumulated OCI	—		(115	) (a)	(115)
As of December 31, 2011:
Fair value	$11,550		$18,835		$30,385

Amortized cost basis	28,997		38,242		67,239
Total other-than-temporary impairment recognized	(23,889)		(31,308)		(55,197)

Adjusted cost basis	5,108		6,934		12,042

Net gains in accumulated OCI	6,615		11,942		18,557
Net losses in accumulated OCI	(173	) (b)	(41	) (c)	(214)
(a)
This amount represents the gross unrealized losses of one preferred stock security with a fair value of $56 as of June 30, 2012. This security had been in a continuous unrealized loss position for less than 12 months as of June 30, 2012.

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

The following table summarizes activity related to the Company's marketable securities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net unrealized OCI (loss) gain	$(1,342)	$(166)	$3,644	$2,397
Net gain on sales and redemptions of securities	$7,265	$277	$7,265	$277

(6)   Compensation Plans

The Company's Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company's employees in connection with compensation and incentive arrangements that may be established by the Company's board of directors.

The following represents a summary of the status of unvested restricted shares, all of which were granted to the Company's executives pursuant to the Equity Plan as of and for the six months ended June 30, 2012:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2012	14	$17.13
Shares granted (a)	32	17.38
Shares vested	—	—
Shares forfeited	—	—

Balance at June 30, 2012	46	$17.30

(a)
Of the shares granted, 50% vest on each of the third and fifth anniversaries of the grant date.

During the three months ended June 30, 2012 and 2011, the Company recorded compensation expense of $49 and $15, respectively, related to unvested restricted shares. During the six months ended June 30, 2012 and 2011, the Company recorded compensation expense of $114 and $17, respectively, related to unvested restricted shares. As of June 30, 2012, total unrecognized compensation expense related to unvested restricted shares was $612, which is expected to be amortized over a weighted average term of 3.4 years.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The Company's Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders' meeting. As of June 30, 2012 and 2011, options to purchase 70 and 56 shares of common stock, respectively, had been granted, of which options to purchase one share had been exercised and none had expired.

The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility. Compensation expense of $13 and $16 related to these stock options was recorded during the three months ended June 30, 2012 and 2011, respectively. Compensation expense of $27 and $32 related to these stock options was recorded during the six months ended June 30, 2012 and 2011, respectively.

(7)   Leases

The majority of revenues from the Company's properties consist of rents received under long-term operating leases. Some leases provide for fixed base rent paid monthly in advance and for the reimbursement by tenants to the Company for the tenant's pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant's pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying condensed consolidated statements of operations and other comprehensive income (loss). Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in "Property operating expenses" and reimbursements are included in "Tenant recovery income" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in "Property operating expenses" and sales tax reimbursements are included in "Other property income" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss). Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $500 and $503 for the three months ended June 30, 2012 and 2011, respectively. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,020 and $1,034 for the six months ended June 30, 2012 and 2011, respectively.

At certain properties that lease space to larger tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or "shadow" tenants discontinue operations. The Company does not expect that such co-tenancy provisions will have a material impact on the future operating results.

The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2105. The related ground lease rent expense is included in "Property operating expenses" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss). In addition, the Company leases office space for certain management offices from third parties and subleases its corporate office space from an Inland affiliate. In the accompanying condensed consolidated statements of operations and other comprehensive income (loss), office rent expense related to property management operations is included in "Property operating expenses" and office rent expense related to corporate office operations is included in "General and administrative expenses".

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Ground lease rent expense	$2,531	$2,533	$5,049	$5,060
Office rent expense—related party	$124	$124	$248	$248
Office rent expense—third party	$97	$88	$184	$174

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(8)   Mortgages and Notes Payable

The following table summarizes the Company's mortgages and notes payable at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Fixed rate mortgages payable:
Mortgage loans (a)	$2,531,713	$2,691,323
Premium, net of accumulated amortization	—	10,858
Discount, net of accumulated amortization	(1,747)	(2,003)

	2,529,966	2,700,178
Variable rate mortgages payable:
Construction loans	31,800	79,599

Mortgages payable	2,561,766	2,779,777
Notes payable	138,900	138,900
Margin payable	2,254	7,541

Mortgages and notes payable	$2,702,920	$2,926,218

(a)
Includes $76,162 and $76,269 of variable rate debt that was swapped to a fixed rate as of June 30, 2012 and December 31, 2011, respectively.

Mortgages Payable

Mortgages payable outstanding as of June 30, 2012 were $2,561,766 and had a weighted average interest rate of 6.04%. Of this amount, $2,529,966 had fixed rates ranging from 3.50% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.06% at June 30, 2012. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization. The remaining $31,800 of mortgages payable represented variable rate construction loans with a weighted average interest rate of 4.47% at June 30, 2012. Properties with a net carrying value of $3,936,886 at June 30, 2012 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $53,638 at June 30, 2012 and related tenant leases are pledged as collateral for the construction loans. As of June 30, 2012, the Company's outstanding mortgage indebtedness had various scheduled maturity dates through December 1, 2034.

During the six months ended June 30, 2012, the Company obtained mortgages payable proceeds of $281,874 (of which $280,586 represents mortgages payable originated on 10 properties and $1,288 relates to draws on existing construction loans), made mortgages payable repayments of $443,002 (excluding principal amortization of $18,832) and received forgiveness of debt of $27,449. The mortgages payable originated during the six months ended June 30, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.53% and a weighted average years to maturity of 9.4 years. The fixed or variable interest rates of the loans repaid during the six months ended June 30, 2012 ranged from 3.25% to 7.50% and had a weighted average interest rate of 5.74%.

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

The majority of the Company's mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2012, the Company had guaranteed $17,977 of the outstanding mortgages payable with maturity dates ranging from February 11, 2013 through September 30, 2016 (see Note 14). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company's properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.

As of June 30, 2012, the Company had a $26,865 mortgage payable that had matured and had not been repaid or refinanced. In the second quarter of 2010, the Company ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of the Company's other mortgages payable or unsecured credit agreements. The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of June 30, 2012, the Company had accrued $6,068 of interest related to this mortgage payable.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of June 30, 2012.

Notes Payable

The following table summarizes the Company's notes payable:

	June 30, 2012	December 31, 2011
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	13,900	13,900

Notes payable	$138,900	$138,900

Notes payable outstanding as of June 30, 2012 and December 31, 2011 were $138,900 and had a weighted average interest rate of 12.62%. Of this amount, $125,000 represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV, which is a wholly-owned entity as of June 30, 2012. The notes have fixed interest rates ranging from 12.24% to 14.00%, mature on December 1, 2019 and are secured by 100% of the Company's equity interest in the entity owning the IW JV investment properties. The IW JV notes can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of a mortgage payable, as required by the lender. The mezzanine note bears interest at 11.00% and matures on December 16, 2013. Subsequent to June 30, 2012, the Company repaid the entire balance of this mezzanine note.

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

The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2012, the Company recorded hedge ineffectiveness loss of $155 and $310, respectively, as a result of the off-market nature and notional mismatches related to its swaps. During the three and six months ended June 30, 2011, the Company recorded hedge ineffectiveness loss of $8 and $9, respectively.

Amounts reported in "Accumulated other comprehensive income" related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next year, the Company estimates that an additional $1,100 will be reclassified as an increase to interest expense.

The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Interest Rate Swap	3	3	$76,162	$76,269

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The table below presents the estimated fair value of the Company's derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Liability Derivatives
	June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$2,501	Other Liabilities	$2,891

The table below presents the effect of the Company's derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income (loss).

							Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
				Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging Relationships						Location of Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest Rate Swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2012	$44	$199	Interest Expense	$297	$589	Other Expense	$155	$310
2011	$922	$870	Interest Expense	$996	$1,981	Other Expense	$8	$9

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

The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation. The Company was not in default with respect to these agreements at June 30, 2012.

The Company's agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company's, the counterparty has the right to terminate the derivative obligations. As of June 30, 2012, the termination value of derivatives in a liability position, which includes accrued interest of $150 but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $2,649. As of June 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $2,649.

Margin Payable

The Company purchases a portion of its securities through a margin account. As of June 30, 2012 and December 31, 2011, the Company had recorded a payable of $2,254 and $7,541, respectively, for securities purchased on margin. At June 30, 2012, the Company incurred interest at 1.74%. Interest expense on this debt in the amount of $15 and $13 was recognized within "Interest expense" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended June 30, 2012 and 2011, respectively. Interest expense on this debt in the amount of $26 and $28 was recognized within "Interest expense" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss) for the six months ended June 30, 2012 and 2011, respectively. This debt is due upon demand. The value of the Company's marketable securities serves as collateral for this debt. During the six months ended June 30, 2012, the Company did not borrow on its margin account, but paid down $5,287.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Debt Maturities

The following table shows the scheduled maturities of the Company's mortgages payable, notes payable, margin payable and unsecured credit facility (as described in Note 9) as of June 30, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$235,163	$293,590	$240,400	$471,925	$48,532	$1,242,103	$2,531,713
Notes payable	—	13,900	—	—	—	125,000	138,900

Total fixed rate debt	235,163	307,490	240,400	471,925	48,532	1,367,103	2,670,613

Variable rate debt:
Mortgages payable	20,854	—	10,946	—	—	—	31,800
Unsecured credit facility	—	—	—	130,000	300,000	—	430,000
Margin payable	2,254	—	—	—	—	—	2,254

Total variable rate debt	23,108	—	10,946	130,000	300,000	—	464,054

Total maturing debt (c)	$258,271	$307,490	$251,346	$601,925	$348,532	$1,367,103	$3,134,667

Weighted average interest rate on debt:
Fixed rate debt	5.72%	5.48%	7.10%	5.76%	5.99%	6.83%	6.40%
Variable rate debt	5.13%	—	2.50%	2.75%	2.75%	—	2.86%

Total	5.67%	5.48%	6.90%	5.11%	3.20%	6.83%	5.87%

(a)
The debt maturity table does not include mortgage discount of $1,747, net of accumulated amortization, which was outstanding as of June 30, 2012.

(b)
Includes $76,162 of variable rate debt that was swapped to a fixed rate.

(c)
As of June 30, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.

The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of June 30, 2012, the Company was making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $73,385, which are reflected in the year corresponding to the loan maturity date. During the six months ended June 30, 2012, the Company made accelerated principal payments of $3,917 with respect to these mortgages payable. If the Company is not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 6.8 years. A $26,865 mortgage payable that had matured as of June 30, 2012 is included in the 2012 column. The Company plans on addressing its 2012 mortgages payable maturities by using proceeds from its unsecured credit facility or asset sales, or by refinancing the mortgages payable or securing new mortgages collateralized by individual properties.

(9)   Credit Facility

On February 24, 2012, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $650,000. The amended and restated credit facility consists of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan. The Company has the ability to increase available borrowings up to $850,000 in certain circumstances. The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. The Company has a one-year extension option on both the unsecured revolving line of credit and unsecured term loan which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.25% of the commitment amount being extended. The Company previously had a $585,000 secured credit facility that consisted of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan. The secured credit facility bore interest at a rate of LIBOR plus a margin of 2.75% to 4.00% and had a maturity date of February 3, 2013.

As of June 30, 2012, the terms of the agreement stipulate:

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

  •
  quarterly unused fees ranging from 0.25% to 0.35%, depending on the undrawn amount; however, in the event the Company becomes investment grade rated by two of the three major rating agencies, the unused fee will be replaced by a facility fee ranging from 0.20% to 0.45% depending on the Company's investment grade rating;

  •
  the requirement for a pool of unencumbered assets to support the facility, subject to certain covenants and minimum requirements related to the value, debt service coverage, occupancy and number of properties included in the collateral pool;

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

  •
  a maximum advance rate of 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties; and

  •
  $20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs (including $26,865 of non-recourse indebtedness that was in default as of June 30, 2012) and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, a maximum secured debt covenant, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company's ability to incur recourse indebtedness. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the line of credit. As of June 30, 2012, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company's current business plan, which is based on management's expectations of operating performance, indicates that it will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of June 30, 2012, the interest rate of the revolving line of credit and unsecured term loan was 2.75%. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of June 30, 2012, the Company had full availability under the revolving line of credit, of which it had borrowed $130,000. As of December 31, 2011, the outstanding balance on the credit facility was $555,000.

(10) Investment in Unconsolidated Joint Ventures

Investment Summary

The following table summarizes the Company's investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$6,608	$9,246
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	95.9%	95.9%	—	1,124
RC Inland L.P. (c)	9/30/2010	20.0%	20.0%	42,313	53,800
Oak Property and Casualty LLC (d)	10/1/2006	25.0%	25.0%	7,627	8,759
Britomart (e)	12/15/2011	N/A	15.0%	—	8,239

				$56,548	$81,168

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

During the six months ended June 30, 2012, the Company's share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company's investment in Hampton. At such point and because the Company has no obligation to fund additional losses, application of the equity method of accounting was discontinued and through June 30, 2012, $230, representing the Company's share of losses in excess of its investment in Hampton, was not recorded in the Company's condensed consolidated financial statements.

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

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Pursuant to the terms and conditions of the organizational documents, the noncontrolling interest holder's ownership interests were redeemed in full effective February 15, 2012. Such redemption was settled on February 15, 2012 by transferring to the noncontrolling interest holder $525 in restricted cash and the Company's entire interest in Britomart. This resulted in a $525 decrease in "Redeemable noncontrolling interests" and an $8,477 decrease in "Other financings" in the accompanying condensed consolidated balance sheets as well as a gain of $241 recognized within "Other income (expense), net" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments pursuant to the equity method of accounting, except as discussed above. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of operations and other comprehensive income (loss) includes the Company's share of net income or loss from each unconsolidated joint venture. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company's condensed consolidated statements of cash flows.

Profits, Losses and Capital Activity

The following tables summarize the Company's share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company's Share of Net Income (Loss) For the Three Months Ended June 30,		Net Cash Distributions from/ (Contributions to) Joint Ventures For the Three Months Ended June 30,		Fees Earned by the Company For the Three Months Ended June 30,
Joint Venture	2012	2011	2012	2011	2012	2011
MS Inland	$(140)	$(65)	$375	$182	$194	$242
Hampton (a)	—	(1,306)	15	—	1	22
RioCan	(431)	(295)	1,504	(2,390)	513	187
Oak Property and Casualty	(768)	(377)	(25)	—	—	—
Britomart (b)	—	—	—	—	—	—

	$(1,339)	$(2,043)	$1,869	$(2,208)	$708	$451

	The Company's Share of Net Income (Loss) For the Six Months Ended June 30,		Net Cash Distributions from/ (Contributions to) Joint Ventures For the Six Months Ended June 30,		Fees Earned by the Company For the Six Months Ended June 30,
Joint Venture	2012	2011	2012	2011	2012	2011
MS Inland	$(124)	$(191)	$3,391	$440	$430	$551
Hampton (a)	(1,092)	(3,546)	37	(315)	2	43
RioCan	(1,143)	(577)	9,542	(2,607)	1,047	414
Oak Property and Casualty	(1,325)	27	(193)	63	—	—
Britomart (b)	—	—	—	—	—	—

	$(3,684)	$(4,287)	$12,777	$(2,419)	$1,479	$1,008

(a)
During the three and six months ended June 30, 2012, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $65 and $1,522, of which the Company's share was $63 and $1,460, respectively. During the three and six months ended June 30, 2011, Hampton recorded impairment charges in the amounts of $1,590 and $4,067, respectively, of which the Company's share was $1,523 and $3,897, respectively. The joint venture's estimates of fair value relating to these impairment assessments were based upon estimated contract prices.

(b)
As previously discussed, the Company transferred its entire interest in Britomart in a non-cash transaction to the noncontrolling interest holder in a consolidated joint venture of the Company on February 15, 2012.

In addition to the Company's share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company's previous contributions of investment properties to its unconsolidated joint ventures is recorded within "Equity in loss of unconsolidated joint ventures, net" in the condensed consolidated statements of operations and other comprehensive income (loss). Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures' property assets. The Company recorded amortization of $53 and $62 during the three months ended June 30, 2012 and 2011, respectively, related to this difference. The Company recorded amortization of $80 and $128 related to this difference during the six months ended June 30, 2012 and 2011, respectively.

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Property Acquisitions and Dispositions

The following table summarizes the acquisition activity during the six months ended June 30, 2012 for the Company's unconsolidated joint ventures:

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

During the three and six months ended June 30, 2012, Hampton sold one 43,200 square foot single-user retail property for a sales price of $2,000. No gain or loss was recognized at disposition as impairment charges of $65 and $534 were recognized during the three and six months ended June 30, 2012, respectively. Proceeds from the sale were used to pay down $1,853 of the joint venture's outstanding debt. As of June 30, 2012, there were three properties remaining in the Hampton joint venture.

The Company's investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of June 30, 2012 and 2011.

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

Shares of the Company's common stock related to the restricted common stock issuance are not included in the denominator of basic EPS until contingencies are resolved and the shares are released. Such shares are not included in the denominator of diluted EPS until contingencies are resolved and the shares are released since such inclusion would be anti-dilutive.

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended June 30,			Six Months Ended June 30,
	2012		2011	2012	2011
Numerator:
Income (loss) from continuing operations	$6,016		$(18,529)	$(12,829)	$(35,548)
Gain on sales of investment properties	4,323		2,402	5,002	5,062
Net income from continuing operations attributable to noncontrolling interests	—		(8)	—	(16)

Income (loss) from continuing operations attributable to Company shareholders	10,339		(16,135)	(7,827)	(30,502)
Income (loss) from discontinued operations	7,337		2,411	9,215	(23,247)

Net income (loss) attributable to Company shareholders	17,676		(13,724)	1,388	(53,749)
Distributions paid on unvested restricted shares	(8)		—	(10)	—

Net income (loss) attributable to Company shareholders excluding amounts attributable to unvested restricted shares	$17,668		$(13,724)	$1,378	$(53,749)

Denominator:
Denominator for income (loss) per common share—basic:
Weighted average number of common shares outstanding	226,543	(a)	192,114 (b)	210,331 (a)	191,801 (b)
Effect of dilutive securities—stock options	—	(c)	— (c)	— (c)	— (c)

Denominator for income (loss) per common share—diluted: Weighted average number of common and common equivalent shares outstanding	226,543		192,114	210,331	191,801

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

(a)
Excluded from these weighted average amounts are 46 shares of restricted common stock, which equate to 46 and 33 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 14 shares of restricted common stock, which equate to 12 and 6 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2011. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 69 and 55 shares as of June 30, 2012 and 2011, respectively, at a weighted average exercise price of $20.83 and $21.70, respectively. These shares were not included in the computation of diluted EPS because either a loss from continuing operations was reported for the respective periods or the options were out of the money, or both.

(12) Provision for Impairment of Investment Properties

The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The Company performed cash flow analyses during the six months ended June 30, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for the asset. Therefore, the Company recorded an impairment charge related to this property consisting of the excess carrying value of the asset over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

The investment property impairment charge recorded by the Company during the six months ended June 30, 2012 is summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson, Maryland	Multi-tenant retail	June 25, 2012	n/a (a)	$1,323
		Estimated fair value of impaired property		$1,000
(a)
The Company sold a parcel of land to an unaffiliated third party for which the allocated carrying value was $1,323 greater than the negotiated sales price. Such disposition did not qualify for discontinued operations accounting treatment.

During the six months ended June 30, 2011, the Company recorded an investment property impairment charge as summarized below:

Location	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Winston-Salem, North Carolina	Single-user office	March 31, 2011	501,000	$30,373
		Estimated fair value of impaired property		$16,714

The Company can provide no assurance that material impairment charges with respect to the Company's investment properties will not occur in future periods.

(13) Fair Value Measurements

Fair Value of Financial Instruments

The following table presents the carrying value and estimated fair value of the Company's financial instruments. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities, net	$20,034	$20,034	$30,385	$30,385
Financial liabilities:
Mortgages and notes payable	$2,702,920	$2,865,542	$2,926,218	$3,109,577
Credit facility	$430,000	$430,000	$555,000	$555,000
Other financings	$—	$—	$8,477	$8,477
Co-venture obligation	$—	$—	$52,431	$55,000
Derivative liability	$2,501	$2,501	$2,891	$2,891

The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for derivative liability, which is included in "Other liabilities."

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

The fair value of the financial instruments shown in the above table as of June 30, 2012 and December 31, 2011 represent the Company's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at that date. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in those circumstances.

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

Recurring Fair Value Measurements

The following table presents the Company's financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
June 30, 2012
Investment in marketable securities, net	$20,034	—	—	$20,034
Derivative liability	$—	2,501	—	$2,501
December 31, 2011
Investment in marketable securities, net	$30,385	—	—	$30,385
Derivative liability	$—	2,891	—	$2,891

Investment in marketable securities, net:    Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.

Derivative liability:    The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company's derivative instruments are further described in Note 8.

Non-Recurring Fair Value Measurements

As discussed in Note 12, during the six months ended June 30, 2012, the Company recorded an investment property impairment charge of $1,323 related to the disposition of a parcel of land at one of its consolidated operating properties. The estimated fair value of the parcel sold was $1,000. During the six months ended June 30, 2011, the Company recorded an asset impairment charge of $30,373 related to one of its consolidated operating properties. The estimated fair value of this property was $16,714.

The Company's estimates of fair value, measured on a non-recurring basis, relating to these impairment assessments were based upon the negotiated sales price or discounted cash flow models that included all estimated cash inflows and outflows over a specific holding period. The discounted cash flow models were comprised of unobservable inputs including contractual rental revenues and forecasted rental revenues and expenses based upon market conditions and expectations for growth. The capitalization and discount rates utilized within the Company's discounted cash flow models were based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property. Based upon these inputs,

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

the Company determined that its valuation utilizing the negotiated sales price was classified within Level 2 of the fair value hierarchy and its valuation based on a discounted cash flow model was classified within Level 3 of the fair value hierarchy.

Fair Value Disclosures

The following table presents the Company's financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
June 30, 2012
Mortgages and notes payable	$—	—	2,865,542	$2,865,542
Credit facility	$—	—	430,000	$430,000
December 31, 2011
Mortgages and notes payable	$—	—	3,109,577	$3,109,577
Credit facility	$—	—	555,000	$555,000
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000

Mortgages and notes payable:    The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company's individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio.

Credit facility:    The carrying value of the Company's credit facility approximates fair value due to the periodic variable rate pricing and the loan pricing spreads based on the Company's leverage ratio.

Other financings:    Other financings on the condensed consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the organizational agreement contained put/call arrangements, which granted the right to the outside owners and the Company to require each entity to redeem the ownership interest in future periods for fixed amounts. The Company believed the fair value of other financings as of December 31, 2011 was the amount at which it would settle, which approximated its carrying value. As discussed in Note 1, no amounts are recorded to other financings as of June 30, 2012 following the redemption of the interests held by the Company's partner in a consolidated joint venture on February 15, 2012.

Co-venture obligation:    The Company estimated the fair value of its co-venture obligation based on the amount at which it believed the obligation would settle and the estimated timing of such payment. As discussed in Note 4, on April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to Inland Equity to repurchase Inland Equity's interest in IW JV, resulting in the Company owning 100% of IW JV.

There were no transfers of assets or liabilities between the levels of the fair value hierarchy and there were no purchases, sales, issuances or settlements of Level 3 assets or liabilities during the six months ended June 30, 2012.

(14) Commitments and Contingencies

The Company has acquired certain properties which have earnout components, meaning the Company did not pay for portions of these properties that were not rent producing at the time of acquisition. The Company is obligated, under these agreements, to pay for those portions when a tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time limit, certain space has not been leased and occupied, the Company will generally not have any further payment obligation to the seller. As of June 30, 2012, the Company could pay as much as $1,400 in the future pursuant to earnout agreements.

Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2012, the Company has guaranteed $17,977 and $430,000 of its outstanding mortgage loans and unsecured credit facility, respectively, with maturity dates ranging from February 11, 2013 through September 30, 2016. As of June 30, 2012, the Company also guaranteed $11,677 which represents a portion of the construction debt associated with Parkway Towne Crossing, a wholly-owned multi-tenant retail property and Green Valley Crossing, a consolidated joint venture multi-tenant retail property. The guarantees are released as certain leasing parameters are met. The following table summarizes these guarantees:

Location	Property	Construction Loan Balance at June 30, 2012	Maturity Date	Percentage Guaranteed by the Company	Guarantee Amount
Frisco, Texas	Parkway Towne Crossing	$20,854	August 31, 2012	35%	$7,299
Henderson, Nevada	Green Valley Crossing	$10,946	November 2, 2014	40%	4,378

					$11,677

RETAIL PROPERTIES OF AMERICA, INC.

Notes to Condensed Consolidated Financial Statements

Effective January 1, 2012, the Company and the Group initiated a self-funded group medical benefits plan for their respective employees. The Company and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of the Company and the Group, adjudication of the claims, and to provide stop loss coverage. The Company and the Group collectively entered into a stop loss agreement provided by the TPA, where the Company and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,307 for the calendar year ended December 31, 2012. As of June 30, 2012, the total aggregate claims paid were $4,352, of which $1,003 related to the Company. As of June 30, 2012, the Company had a liability of $211, which represented claims incurred but not paid and estimated claims incurred but not reported.

(15) Subsequent Events

Subsequent to June 30, 2012, the Company:

  •
  drew $105,000 on its senior unsecured revolving line of credit and used the proceeds, in part, to:

  –
  repay a $13,900 mezzanine note payable with a stated interest rate of 11.00% and pay the associated prepayment premium of $139;

  –
  repay mortgages payable with an aggregate outstanding principal balance of $58,839 as of June 30, 2012 that were secured by four properties and had a weighted average stated interest rate of 7.13%;

  –
  pay $23,399 to the tenant at one of its single-tenant office properties located in Lincolnshire, Illinois as an inducement to extend the terms of their leases on approximately 819,000 square feet. Such amount was accrued as of June 30, 2012; and

  •
  entered into a $300,000 interest rate swap that converts one-month LIBOR into a fixed rate of 0.53875% and terminates on February 24, 2016.

On July 26, 2012, a purported stockholder of the Company filed a putative class action complaint against the Company and certain of its officers and directors in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that the Company and the individual defendants breached their fiduciary duties when the Company listed its stock on the NYSE and made a concurrent equity offering. The complaint seeks unspecified damages and other relief. Based on its initial review of the complaint, the Company believes the lawsuit to be without merit and intends to defend the action vigorously. While the resolution of this matter cannot be predicted with certainty, management believes, based on currently available information, that the final outcome will not have a material effect on the financial statements of the Company.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q, may constitute "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," "focus," "contemplates," "aims," "continues," "would" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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

  •
  our ability to successfully transition certain corporate office functions from related parties to third parties or to us;

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

For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors" in this document and in our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2012. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.

The following discussion and analysis compares the three months ended June 30, 2012 to the three months ended June 30, 2011 and the six months ended June 30, 2012 to the six months ended June 30, 2011 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary

We are a fully-integrated, self-administered and self-managed real estate company formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of June 30, 2012, our retail operating portfolio consisted of 259 properties with approximately 34,873,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 10.3 years since the initial construction or most recent major renovation. As of June 30, 2012, our retail operating portfolio was 91.0% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of June 30, 2012, we also held interests in 11 office properties, three industrial properties, 23 retail operating properties held by three unconsolidated joint ventures and three retail properties under development. The following summarizes our consolidated operating portfolio as of June 30, 2012:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned (b)	259	34,873	88.1%	91.0%
Office/Industrial
Wholly-owned	14	4,157	97.2%	97.2%

Total consolidated operating portfolio	273	39,030	89.0%	91.6%

(a)
Includes leases signed but not commenced.

(b)
Includes one property considered to be stabilized in accordance with Company policy as it reached one year from the date of substantial completion of major construction activities during the three months ended June 30, 2012.

As of June 30, 2012, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl's, Wal-Mart, Publix and Lowe's. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

Company Highlights—Six Months Ended June 30, 2012

Leasing Activity

We are encouraged by the leasing activity we achieved in our consolidated retail operating portfolio during the six months ended June 30, 2012. During the three and six months ended June 30, 2012, we signed 58 and 111 new leases, respectively, for a total of approximately 347,000 and 742,000 square feet, respectively. In addition, we signed 90 and 175 renewal leases during the three and six months ended June 30, 2012, respectively, for approximately 360,000 and 682,000 square feet, respectively. Rental spreads for new leases appear to be stabilizing and rental rates on renewal leases signed in the six months ended June 30, 2012 increased by 4.50% over previous rental rates.

Capital Markets and Balance Sheet Activity

During the six months ended June 30, 2012, we continued to focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and debt and capital markets transactions. Specifically, we:

  •
  completed a public offering of 36,570 shares of Class A common stock, resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI;

  •
  sold two operating properties, including one single-user office property which was transferred to the lender in a deed-in-lieu of foreclosure transaction, aggregating 514,800 square feet for $5,800, resulting in net proceeds of $5,702 and debt extinguishment of $23,570; and

  •
  repaid $125,000, net of borrowings, on our senior unsecured revolving line of credit, obtained mortgages payable proceeds of $281,874, made mortgages payable repayments of $443,002 (excluding principal amortization of $18,832) and received forgiveness of debt of $27,449 (including the $23,570 of debt extinguishment presented in the preceding bullet).

We plan to continue to pursue opportunistic dispositions of non-retail properties, free standing triple-net retail properties and non-strategic multi-tenant properties to focus our portfolio on well located, high quality shopping centers.

Joint Ventures

On February 7, 2012, we paid a nominal amount to acquire the remaining 13.3% noncontrolling interest in the Lake Mead Crossing joint venture, increasing our ownership interest in that venture from 86.7% as of December 31, 2011 to 100%.

On February 15, 2012, we transferred our entire interest in our Britomart unconsolidated joint venture to our partner in a consolidated joint venture, resulting in the noncontrolling interest holder's ownership interest being fully redeemed. Refer to Note 10 in the accompanying footnotes to the condensed consolidated financial statements for further discussion.

On February 23, 2012, our RioCan joint venture acquired a 134,900 square foot multi-tenant retail property located in Southlake, Texas from our MS Inland joint venture for a purchase price of $35,366. We did not recognize our proportionate share of the gain realized by the MS Inland joint venture upon disposition due to our continuing involvement in the property. As part of the transaction, we made net cash contributions of $2,738 to the RioCan joint venture representing our share of the acquisition price, net of customary prorations and net of mortgage proceeds. We received $2,723 in cash distributions from the MS Inland joint venture representing our proportionate share of the proceeds realized upon disposition after payoff of the outstanding mortgage.

On April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to repurchase the 23% ownership interest in IW JV held by a related party. Such payment increased our ownership interest in IW JV from 77% to 100%.

On May 7, 2012, our Hampton joint venture sold a 43,200 square foot single-user retail property for a sales price of $2,000. Proceeds from the sale were used to pay down $1,853 of the joint venture's debt.

Distributions

We declared quarterly distributions totaling approximately $0.33 per share during the six months ended June 30, 2012.

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

Comparison of the Three Months Ended June 30, 2012 and 2011

The table below presents operating information for our same store portfolio consisting of 270 operating properties acquired or placed in service prior to April 1, 2011, along with a reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the three months ended June 30, 2012 and 2011. The properties in "Other investment properties" primarily include our development properties, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in "Other investment properties" due to the uncertainty of the timing of transfer of ownership of this property. Prior to this quarter, we had included University Square in the same store portfolio.

	Three Months Ended June 30,
	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (270 properties):
Rental income	$117,116	$115,726	$1,390	1.2
Tenant recovery income	25,185	23,963	1,222	5.1
Other property income	2,588	2,714	(126)	(4.6)
Other investment properties:
Rental income	2,395	3,787	(1,392)
Tenant recovery income	91	764	(673)
Other property income	218	67	151
Expenses:
Same store investment properties (270 properties):
Property operating expenses	(22,004)	(22,046)	42	0.2
Real estate taxes	(17,483)	(19,105)	1,622	8.5
Other investment properties:
Property operating expenses	(680)	(1,010)	330
Real estate taxes	(1,858)	(1,018)	(840)
Net operating income:
Same store investment properties	105,402	101,252	4,150	4.1
Other investment properties	166	2,590	(2,424)

Total net operating income	105,568	103,842	1,726	1.7

Other income (expense):
Straight-line rental income, net	228	(132)	360
Amortization of acquired above and below market lease intangibles, net	376	426	(50)
Amortization of lease inducements	(72)	(15)	(57)
Straight-line ground rent expense	(910)	(948)	38
Depreciation and amortization	(58,289)	(58,742)	453
Provision for impairment of investment properties	(1,323)	—	(1,323)
Loss on lease terminations	(1,177)	(3,355)	2,178
General and administrative expenses	(6,543)	(5,043)	(1,500)
Dividend income	615	522	93
Interest income	19	170	(151)
Gain on extinguishment of debt	—	3,715	(3,715)
Equity in loss of unconsolidated joint ventures, net	(1,286)	(1,981)	695
Interest expense	(40,537)	(55,644)	15,107
Co-venture obligation expense	(397)	(1,792)	1,395
Recognized gain on marketable securities	7,265	277	6,988
Other income, net	2,479	171	2,308

Total other expense	(99,552)	(122,371)	22,819	18.6

Income (loss) from continuing operations	6,016	(18,529)	24,545	132.5
Discontinued operations:
Income, net	490	1,709	(1,219)
Gain on sales of investment properties	6,847	702	6,145

Income from discontinued operations	7,337	2,411	4,926	204.3
Gain on sales of investment properties	4,323	2,402	1,921

Net income (loss)	17,676	(13,716)	31,392	228.9
Net income attributable to noncontrolling interests	—	(8)	8	100.0

Net income (loss) attributable to Company shareholders	$17,676	$(13,724)	$31,400	228.8

Total net operating income increased by $1,726, or 1.7%. Total rental income, tenant recovery and other property income increased by $572, or 0.4%, and total property operating expenses and real estate taxes decreased by $1,154, or 2.7%, for the three months ended June 30, 2012 as compared to June 30, 2011.

Rental income.    Rental income increased $1,390, or 1.2%, on a same store basis from $115,726 to $117,116. The same store increase is primarily due to:

  •
  an increase of $2,323 consisting of $6,351 resulting from new tenant leases and net contractual rent increases, partially offset by a decrease of $4,028 from early terminations and natural expirations of certain tenant leases, partially offset by

  •
  a decrease of $904 due to reduced rent as a result of temporary rent reductions for certain tenants, co-tenancy provisions in certain leases and rent abatements as a result of efforts to increase occupancy.

Overall, rental income decreased $2, or 0.0%, from $119,513 to $119,511, due to a decrease of $1,392 in other investment properties mostly offset by the same store increase of $1,390 discussed above. The decrease in other investment properties primarily consisted of a decrease of $2,092 related to one property partially sold to our RioCan joint venture during the third quarter of 2011 partially offset by an increase of $412 from two additional phases of existing properties acquired during the third quarter of 2011, as well as increased occupancy at our non-stabilized operating and development properties.

Tenant recovery income.    Tenant recovery income increased $1,222, or 5.1%, on a same store basis from $23,963 to $25,185, primarily due to increases in direct recovery income from tenants and increases in real estate tax and common area maintenance recoveries. Such recoveries are relatively higher, in part, due to an increase in occupancy in 2012 as compared to 2011.

Total tenant recovery income increased $549, or 2.2%, from $24,727 to $25,276, primarily due to the increase in the same store portfolio described above, increases related to our development and non-stabilized operating properties and from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in recovery income resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011 and a decrease in recovery income at University Square.

Property operating expenses.    Property operating expenses decreased $42, or 0.2%, on a same store basis from $22,046 to $22,004. The same store decrease is primarily due to a $253 decrease in certain recoverable property operating expenses and a $140 decrease in bad debt expense, partially offset by an increase in certain non-recoverable property operating expenses of $351.

Total property operating expenses decreased $372, or 1.6%, from $23,056 to $22,684, primarily due to a $350 decrease in certain recoverable and non-recoverable property operating expenses in other investment properties and the decrease in the same store portfolio described above, partially offset by an increase in bad debt expense of $20 in other investment properties.

Real estate taxes.    Real estate taxes decreased $1,622, or 8.5%, on a same store basis from $19,105 to $17,483. This decrease is primarily due to:

  •
  a net decrease of $1,472 in current period expense primarily due to decreases in assessed values;

  •
  a decrease in tax consulting fees of $143; and

  •
  a net decrease of $115 representing changes in prior year estimates adjusted based on actual real estate taxes paid, partially offset by

  •
  a $108 decrease in real estate tax refunds received.

Overall, real estate taxes decreased $782, or 3.9%, from $20,123 to $19,341 primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $416 related to the property partially sold to our RioCan joint venture during the third quarter of 2011, partially offset by an increase of $1,163 from University Square and $77 from two additional phases of existing properties acquired during the third quarter of 2011.

Other income (expense).    Total other expense decreased $22,819, or 18.6%, from $122,371 to $99,552, primarily due to:

  •
  a $15,107 decrease in interest expense primarily due to:

  –
  a $7,411 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

  –
  a net increase of $5,169 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages;

  –
  a decrease in amortization of loan fees of $942;

  –
  a decrease in interest on our credit facility of $783 due to lower interest rates following the February 2012 amendment and restatement of the facility; and

  –
  a $698 decrease in interest on our derivative liabilities due to the reclassification of $722 of previously deferred accumulated other comprehensive income into earnings in 2011; and

  •
  a $6,988 increase in recognized gain on marketable securities due to an increase in sales volume of marketable securities in the second quarter of 2012, partially offset by

  •
  a $1,323 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of $1,323 and none for the three months ended June 30, 2012 and 2011, respectively. In addition, 21 of our properties at June 30, 2012 had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The undiscounted future cash flows for those 21 properties exceeded their respective carrying values by a weighted average of 40%. Accordingly, no additional impairment provisions were warranted for these properties. As of June 30, 2011, 22 of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 35%.

Discontinued operations.    Discontinued operations consist of amounts related to two properties and 11 properties that were sold during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. We closed on the sale of a single-user retail property and a single-user office property, which was transferred to the lender in a deed-in-lieu of foreclosure transaction, aggregating 514,800 square feet during the six months ended June 30, 2012 for a sales price of $5,800, net sales proceeds totaling $5,702, extinguishment of debt of $23,570 and total gains of $7,762. There were no properties that qualified for held for sale accounting treatment as of June 30, 2012. We closed on the sale of 11 properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for a combined sales price of $144,342, net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509. The properties disposed of during 2011 included five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties. There were no properties that qualified for held for sale accounting treatment as of December 31, 2011.

Comparison of the Six Months Ended June 30, 2012 and 2011

The table below presents operating information for our same store portfolio consisting of 270 operating properties acquired or placed in service prior to January 1, 2011, along with a reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the six months ended June 30, 2012 and 2011. The properties in "Other investment properties" primarily include our development properties, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in "Other investment properties" due to the uncertainty of the timing of transfer of ownership of this property. Prior to this quarter, we had included University Square in the same store portfolio.

	Six Months Ended June 30,
	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (270 properties):
Rental income	$234,863	$231,025	$3,838	1.7
Tenant recovery income	52,899	51,009	1,890	3.7
Other property income	5,272	5,409	(137)	(2.5)
Other investment properties:
Rental income	4,587	7,620	(3,033)
Tenant recovery income	838	1,656	(818)
Other property income	297	188	109
Expenses:
Same store investment properties (270 properties):
Property operating expenses	(45,722)	(47,249)	1,527	3.2
Real estate taxes	(36,501)	(37,083)	582	1.6
Other investment properties:
Property operating expenses	(1,174)	(2,469)	1,295
Real estate taxes	(2,818)	(1,896)	(922)
Net operating income:
Same store investment properties	210,811	203,111	7,700	3.8
Other investment properties	1,730	5,099	(3,369)

Total net operating income	212,541	208,210	4,331	2.1

Other income (expense):
Straight-line rental income, net	623	(203)	826
Amortization of acquired above and below market lease intangibles, net	922	795	127
Amortization of lease inducements	(112)	(30)	(82)
Straight-line ground rent expense	(1,826)	(1,904)	78
Depreciation and amortization	(116,719)	(117,369)	650
Provision for impairment of investment properties	(1,323)	—	(1,323)
Loss on lease terminations	(4,901)	(6,693)	1,792
General and administrative expenses	(11,464)	(11,370)	(94)
Dividend income	1,480	1,198	282
Interest income	40	350	(310)
Gain on extinguishment of debt	3,879	14,438	(10,559)
Equity in loss of unconsolidated joint ventures, net	(3,604)	(4,159)	555
Interest expense	(95,263)	(116,257)	20,994
Co-venture obligation expense	(3,300)	(3,584)	284
Recognized gain on marketable securities	7,265	277	6,988
Other (expense) income, net	(1,067)	753	(1,820)

Total other expense	(225,370)	(243,758)	18,388	7.5

Loss from continuing operations	(12,829)	(35,548)	22,719	63.9
Discontinued operations:
Income (loss), net	1,453	(27,408)	28,861
Gain on sales of investment properties	7,762	4,161	3,601

Income (loss) from discontinued operations	9,215	(23,247)	32,462	139.6
Gain on sales of investment properties	5,002	5,062	(60)

Net income (loss)	1,388	(53,733)	55,121	102.6
Net income attributable to noncontrolling interests	—	(16)	16	100.0

Net income (loss) attributable to Company shareholders	$1,388	$(53,749)	$55,137	102.6

Total net operating income increased by $4,331, or 2.1%. Total rental income, tenant recovery and other property income increased by $1,849, or 0.6%, and total property operating expenses and real estate taxes decreased by $2,482, or 2.8%, for the six months ended June 30, 2012 as compared to June 30, 2011.

Rental income.    Rental income increased $3,838, or 1.7%, on a same store basis from $231,025 to $234,863. The same store increase is primarily due to:

  •
  an increase of $5,096 consisting of $13,214 resulting from new tenant leases and net contractual rent increases, partially offset by a decrease of $8,118 from early terminations and natural expirations of certain tenant leases, partially offset by

  •
  a decrease of $1,201 due to reduced rent as a result of temporary rent reductions for certain tenants, co-tenancy provisions in certain leases and rent abatements as a result of efforts to increase occupancy.

Overall, rental income increased $805, or 0.3%, from $238,645 to $239,450, due to the same store increase of $3,838 discussed above, partially offset by a decrease of $3,033 in other investment properties. The decrease in other investment properties primarily consisted of a decrease of $4,216 related to one property partially sold to our RioCan joint venture during the third quarter of 2011 partially offset by an increase of $881 from two additional phases of existing properties acquired during the third quarter of 2011, as well as increased occupancy at our non-stabilized operating and development properties.

Tenant recovery income.    Tenant recovery income increased $1,890, or 3.7%, on a same store basis from $51,009 to $52,899, primarily due to adjustments to the 2011 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the six months ended June 30, 2012.

Total tenant recovery income increased $1,072, or 2.0%, from $52,665 to $53,737, primarily due to the increase in the same store portfolio described above, increases related to our development and non-stabilized operating properties and from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in recovery income resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011 and a decrease in recovery income at University Square.

Property operating expenses.    Property operating expenses decreased $1,527, or 3.2%, on a same store basis from $47,249 to $45,722. The same store decrease is primarily due to decreases in certain recoverable property operating expenses of $2,715, primarily due to reduced snow removal expenses resulting from a mild winter in 2012 and a decrease in bad debt expense of $52, partially offset by an increase in certain non-recoverable property operating expenses of $1,240.

Total property operating expenses decreased $2,822, or 5.7%, from $49,718 to $46,896, primarily due to the decrease in the same store portfolio described above and decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense in other investment properties of $768, $72 and $455, respectively.

Real estate taxes.    Real estate taxes decreased $582, or 1.6%, on a same store basis from $37,083 to $36,501. This decrease is primarily due to:

  •
  a net decrease of $2,336 in current period expense primarily due to decreases in assessed values;

  •
  a decrease in tax consulting fees of $113; partially offset by

  •
  a net increase of $1,683 representing changes in prior year estimates adjusted based on actual real estate taxes paid; and

  •
  a $184 decrease in real estate tax refunds received.

Overall, real estate taxes increased $340, or 0.9%, from $38,979 to $39,319 primarily due to an increase of $1,558 from University Square and an increase of $157 from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in real estate tax expense of $830 related to the property partially sold to our RioCan joint venture during the third quarter of 2011 and the decrease in the same store portfolio described above.

Other income (expense).    Total other expense decreased $18,388, or 7.5%, from $243,758 to $225,370, primarily due to:

  •
  a $20,994 decrease in interest expense primarily due to:

  –
  a $13,141 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

  –
  a net increase of $4,949 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages;

  –
  a decrease in amortization of loan fees of $1,723;

  –
  a $1,391 decrease in interest on our derivative liabilities due to the reclassification of $1,445 of previously deferred accumulated other comprehensive income into earnings in 2011, partially offset by

  –
  an increase in interest on our credit facility of $572 due to increased borrowings offset by lower interest rates following the February 2012 amendment and restatement of the facility; and

  •
  a $6,988 increase in recognized gain on marketable securities due to an increase in sales volume of marketable securities in the second quarter of 2012, partially offset by

  •
  a $10,559 decrease in gain on extinguishment of debt due to debt forgiveness of $14,438 realized in 2011 on the payoff of three mortgage loans compared to debt forgiveness of $3,879 realized in 2012 on the payoff of a construction loan on a non-stabilized operating property; and

  •
  a $1,323 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges of $1,323 and none for the six months ended June 30, 2012 and 2011, respectively. In addition, 21 of our properties at June 30, 2012 had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The undiscounted future cash flows for those 21 properties exceeded their respective carrying values by a weighted average of 40%. Accordingly, no additional impairment provisions were warranted for these properties. As of June 30, 2011, 22 of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 35%.

Discontinued operations.    Discontinued operations consist of amounts related to two properties and 11 properties that were sold during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. We closed on the sale of a single-user retail property and a single-user office property, which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the six months ended June 30, 2012 aggregating 514,800 square feet for a sales price of $5,800, net sales proceeds totaling $5,702, extinguishment of debt of $23,570 and total gains of $7,762. There were no properties that qualified for held for sale accounting treatment as of June 30, 2012. We closed on the sale of 11 properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for a combined sales price of $144,342, net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509. The properties disposed of during 2011 included five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties. There were no properties that qualified for held for sale accounting treatment as of December 31, 2011.

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

FFO is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
Net income (loss) attributable to Company shareholders	$17,676	$(13,724)	$1,388		$(53,749)
Add:
Depreciation and amortization (a)	62,156	64,389	127,381		129,836
Provision for impairment of investment properties (a)	1,498	1,523	2,553	(b)	34,270
Less:
Gain on sales of investment properties (a)	(11,170)	(3,104)	(12,764)		(9,223)
Noncontrolling interests' share of depreciation related to consolidated joint ventures (a)	—	(96)	—		(680)

Funds from operations	$70,160	$48,988	$118,558		$100,454

(a)
Includes amounts from discontinued operations.

(b)
Excludes $230 of our pro rata share of the impairment charges recorded at our Hampton joint venture during the six months ended June 30, 2012 pursuant to our discontinuation of the application of the equity method of accounting for this joint venture. Refer to Note 10 to the accompanying condensed consolidated financial statements for additional discussion.

We revised our 2011 calculation of FFO as it relates to IW JV to more accurately reflect the nature of our co-venture partner's investment as a financing arrangement. Accordingly, the calculation of FFO for the three and six months ended June 30, 2011 has been revised to conform to the current presentation.

Depreciation and amortization related to investment properties for purposes of calculating FFO include loss on lease terminations, which encompasses the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Loss on lease terminations included in depreciation and amortization above excludes the write-off of tenant-related above and below market lease intangibles that are otherwise included in "Loss on lease terminations" in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).

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
  Sales of securities
  •
  Proceeds from equity offerings

  USES

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
  •
  New development
  •
  Major redevelopment, renovation or expansion

One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension of our share repurchase program, which was terminated on April 5, 2012, total or partial dispositions of assets through sales or contributions to joint ventures and completion of a public offering and listing of our Class A common stock on the NYSE. As of June 30, 2012, we had $565,761 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our unsecured credit facility and asset sales, and by obtaining secured loans collateralized by individual properties. In limited circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender. We may not be able to refinance our existing debt when it becomes due or obtain new debt financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure development projects, higher interest rates and/or more restrictive covenants. If we are not successful in refinancing our debt when it is due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations.

The following table summarizes our consolidated indebtedness, net of discount, at June 30, 2012:

Debt	Aggregate Principal Amount at June 30, 2012	Interest Rate/ Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
Fixed rate:
Mortgages payable (a)	$2,041,203	5.70%	5.6 years
IW JV mortgages payable (b)	488,763	7.50%	7.4 years
IW JV senior mezzanine note (c)	85,000	12.24%	7.4 years
IW JV junior mezzanine note (c)	40,000	14.00%	7.4 years
Mezzanine note (d)	13,900	11.00%	1.5 years

	2,668,866

Variable rate:
Construction loans	31,800	4.47%	0.9 years
Margin payable	2,254	1.74%	(e)

	34,054

Mortgages and notes payable	2,702,920
Unsecured credit facility	430,000	2.75%	3.4 years

Total consolidated indebtedness	$3,132,920	5.87%	5.5 years

(a)
Mortgages payable are presented net of discount of $1,747, net of accumulated amortization, which was outstanding as of June 30, 2012.

(b)
Mortgages payable can be defeased beginning in January 2014.

(c)
Notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.

(d)
Mezzanine note was repaid subsequent to June 30, 2012.

(e)
Margin payable is due upon demand.

Mortgages Payable and Construction Loans

Mortgages payable outstanding as of June 30, 2012, including construction loans and IW JV mortgages payable which are discussed further below, were $2,561,766 and had a weighted average interest rate of 6.04%. Of this amount, $2,529,966 had fixed rates ranging from 3.50% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.06%

at June 30, 2012. The remaining $31,800 of mortgages payable represented variable rate construction loans with a weighted average interest rate of 4.47% at June 30, 2012. Properties with a net carrying value of $3,936,886 at June 30, 2012 and related tenant leases are pledged as collateral for the mortgage loans and wholly-owned and consolidated joint venture properties with a net carrying value of $53,638 at June 30, 2012 and related tenant leases are pledged as collateral for the construction loans. Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties. As of June 30, 2012, our outstanding mortgage indebtedness had various scheduled maturity dates through December 1, 2034.

During the six months ended June 30, 2012, we obtained mortgages payable proceeds of $281,874 (of which $280,586 represents mortgages payable originated on 10 properties and $1,288 relates to draws on existing construction loans), made mortgages payable repayments of $443,002 (excluding principal amortization of $18,832) and received debt forgiveness of $27,449. The mortgages payable originated during the six months ended June 30, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.53% and a weighted average years to maturity of 9.4 years. The fixed or variable interest rates of the loans repaid during the six months ended June 30, 2012 ranged from 3.25% to 7.50% and had a weighted average interest rate of 5.74%.

IW JV 2009 Mortgages Payable and Mezzanine Notes

On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from a related party, Inland Equity Investors, LLC (Inland Equity), in exchange for a 23% noncontrolling interest in IW JV. IW JV, which was controlled by us and therefore consolidated, is managed and operated by us. Pursuant to the terms and conditions of the IW JV organizational documents, on April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase Inland Equity's 23% interest in IW JV, resulting in us owning 100% of IW JV. The mortgages and notes payable mature on December 1, 2019; however, the mortgages payable can be defeased beginning in January 2014 and the notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance, depending on the date the prepayment is made.

Mezzanine Note and Margin Payable

During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender. The mezzanine note bears interest at 11.00% and matures on December 16, 2013. Subsequent to June 30, 2012, we repaid the entire balance of this mezzanine note. Additionally, we purchased a portion of our securities through a margin account. As of June 30, 2012 and December 31, 2011, we recorded a payable of $2,254 and $7,541, respectively, for securities purchased on margin. At June 30, 2012, we incurred interest at 1.74%. This debt is due upon demand. The value of our marketable securities serves as collateral for this debt. During the six months ended June 30, 2012, we did not borrow on our margin account and paid down $5,287.

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

Upon closing, we borrowed the full amount of the term loan and as of June 30, 2012, we had a total of $130,000 outstanding under the senior unsecured revolving line of credit. As of June 30, 2012, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.

Availability.    The aggregate availability under the senior unsecured revolving line of credit shall at no time exceed the lesser of (x) 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties and (y) the amount that would result in a debt service coverage ratio for the unencumbered pool assets of not less than 1.50x, less the outstanding balance of the unsecured term loan. As of June 30, 2012, we had full availability under the senior unsecured revolving line of credit, of which we had borrowed $130,000.

Maturity and Interest.    The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. We have a one-year extension option on both the unsecured revolving line of credit and unsecured term loan, which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.25% of the commitment amount being extended. The senior unsecured revolving line of credit and unsecured term loan bear interest at a rate equal to LIBOR plus a margin of between 1.75% and 2.50% or the alternate base rate plus a margin of between 0.75% and 1.50%, both based on our leverage ratio as calculated under the credit agreement. In the event that we become investment grade rated by two of the three major rating agencies (Fitch, Moody's and Standard & Poor's), the pricing on our credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin of between 1.15% and 1.95%, or the alternate base rate plus a margin of between 0.15% and 0.95%, in each case depending on our credit rating. If we are unable to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to LIBOR plus the margins described above, interest rates, under certain circumstances, may be based on an alternate base rate, as defined in the credit agreement, plus an applicable margin, which would result in higher effective interest rates than the LIBOR-based rates described above. As of June 30, 2012, the interest rate under the senior unsecured revolving line of credit and unsecured term loan was 2.75%.

Recourse.    The senior unsecured revolving line of credit and unsecured term loan are our direct recourse obligation. Our obligations under the credit facility are guaranteed by certain of our subsidiaries.

Financial Covenants.    The senior unsecured revolving line of credit and unsecured term loan include, among others, the following financial covenants: (i) maximum leverage ratio not to exceed 60%, which ratio may be increased once to 62.5% for two consecutive quarters if necessary, (ii) minimum fixed charge coverage ratio of not less than 1.45x, which ratio will be increased to 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $2,000,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) maximum secured indebtedness not to exceed 52.5% of our total asset value, which percentage will be decreased to 50% on the date of issuance of our financial statements for the quarter ending March 31, 2013 and further reduced to 45% on the date of issuance of our financial statements for the quarter ending March 31, 2014, (v) unhedged variable rate debt of not more than 20% of our total asset value, (vi) maximum dividend payout ratio of the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations," excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or an amount necessary to maintain our REIT status and (vii) secured recourse indebtedness and guarantee obligations associated with secured financing may not exceed $100,000. As of June 30, 2012, our leverage ratio and fixed charge coverage ratio, calculated in accordance with the terms of the senior unsecured revolving line of credit and unsecured term loan under our credit agreement, were 52.75% and 1.70x, respectively. These ratios are presented solely for the purpose of demonstrating contractual covenant compliance and should not be viewed as measures of our historical or future financial performance, financial position or cash flow.

Other Covenants and Events of Default.    The senior unsecured revolving line of credit and unsecured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress, mortgage notes receivable and marketable securities, and require that we obtain consent for any sale of assets in any fiscal quarter with a value greater than 10% of our total asset value or merger in which we are not the surviving entity or other merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $26,865 of non-recourse indebtedness that was in default as of June 30, 2012), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.

Debt Maturities

The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and unsecured credit facility as of June 30, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$235,163	$293,590	$240,400	$471,925	$48,532	$1,242,103	$2,531,713
Notes payable	—	13,900	—	—	—	125,000	138,900

Total fixed rate debt	235,163	307,490	240,400	471,925	48,532	1,367,103	2,670,613

Variable rate debt:
Mortgages payable	20,854	—	10,946	—	—	—	31,800
Unsecured credit facility	—	—	—	130,000	300,000	—	430,000
Margin payable	2,254	—	—	—	—	—	2,254

Total variable rate debt	23,108	—	10,946	130,000	300,000	—	464,054

Total maturing debt (c)	$258,271	$307,490	$251,346	$601,925	$348,532	$1,367,103	$3,134,667

Weighted average interest rate on debt:
Fixed rate debt	5.72%	5.48%	7.10%	5.76%	5.99%	6.83%	6.40%
Variable rate debt	5.13%	—	2.50%	2.75%	2.75%	—	2.86%

Total	5.67%	5.48%	6.90%	5.11%	3.20%	6.83%	5.87%

(a)
The debt maturity table does not include mortgage discount of $1,747, net of accumulated amortization, which was outstanding as of June 30, 2012.

(b)
Includes $76,162 of variable rate debt that was swapped to a fixed rate.

(c)
As of June 30, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.

The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of June 30, 2012, we were making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $73,385, which are reflected in the year corresponding to the loan maturity date. During the six months ended June 30, 2012, we made accelerated principal payments of $3,917 with respect to these mortgages payable. If we are not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 6.8 years. A $26,865 mortgage payable that had matured as of June 30, 2012 is included in the 2012 column. In the second quarter of 2010, we ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of our other mortgages payable or credit agreements. We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of June 30, 2012, we had accrued $6,068 of interest related to this matured mortgage payable. We plan on addressing our 2012 mortgages payable maturities by using proceeds from our unsecured credit facility or asset sales, or by obtaining secured loans collateralized by individual properties.

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

The following table sets forth the amount of our distributions declared compared to cash flows provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cash flows provided by operating activities	$61,557	$53,156	$96,832	$85,011
Distributions declared	38,200	30,031	70,369	58,464

Excess	$23,357	$23,125	$26,463	$26,547

Prior to our Listing, we maintained a DRP which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the six months ended June 30, 2012, we received $11,626 in investor proceeds through our DRP, all of which were received in the first quarter of 2012.

On April 5, 2012, we completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI. Upon listing, our DRP and SRP were terminated.

Capital Expenditures and Development Activity

We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of June 30, 2012, including one consolidated joint venture and two wholly-owned properties. As of June 30, 2012, we did not have any significant active construction ongoing at our development properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed. As of June 30, 2012, the ABR from the portion of our development properties with respect to which construction has been completed was $1,449.

Location	Description	Our Ownership Percentage	Carrying Value at June 30, 2012 (a)		Construction Loan Balance at June 30, 2012
Henderson, Nevada	Green Valley Crossing	50.0%	$27,225		$10,946
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	26,448		—

			$59,300	(b)	$10,946

(a)
Represents the total investment less accumulated depreciation.

(b)
Total includes $26,231 of costs placed in service and excludes $17,322 relating to land held for future development at an existing retail operating property.

Asset Disposition and Operating Joint Venture Activity

During 2011 and the six months ended June 30, 2012, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions, including partial sales, during 2011 and the six months ended June 30, 2012.

	Number of Assets Sold	GLA	Combined Sales Price	Total Debt Extinguished	Net Sales Proceeds
2012 Dispositions (through June 30, 2012)	2	514,800	$5,800	$23,570	$5,702
2011 Partial Sales	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2012 and 2011

Cash Flows from Operating Activities

Cash flows provided by operating activities were $96,832 and $85,011 for the six months ended June 30, 2012 and 2011, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and gain on extinguishment of debt. The $11,821 increase is primarily attributable to a decrease in cash paid for interest of $5,939, an increase in distributions on investments in unconsolidated joint ventures of $1,746, an increase in dividends received of $378 and timing of payments for property operating expenses, partially offset by an increase in payments of leasing fees of $3,580.

Cash Flows from Investing Activities

Cash flows provided by investing activities were $20,133 and $37,327, respectively, for the six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012 and 2011, we received distributions of investments in unconsolidated joint ventures of $17,403 and $2,384, respectively, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $12,997 and $65,446, respectively, and we received proceeds from the sale of marketable securities of $5,719 and $359, respectively. Amounts received from (used to fund) restricted escrow accounts, some of which are required under certain mortgage arrangements, were $8,202 and $(8,990), respectively. In addition, $16,567 and $14,599, respectively, were used for capital expenditures and tenant improvements, $7,333 and $5,764, respectively, were invested in our unconsolidated joint ventures and $309 and $1,658, respectively, were invested in existing development projects.

Cash Flows from Financing Activities

Cash flows used in financing activities were $150,628 and $132,617, respectively, for the six months ended June 30, 2012 and 2011. In 2012, we received $272,081 in proceeds from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with our April 2012 public offering. We used $312,172 and $94,692, respectively, related to the net activity from principal payments, payoffs, the payment and refund of fees and deposits, net proceeds from our credit facility and new mortgages secured by our properties. We also repaid the $50,000 original loan balance in settlement of the co-venture obligation during the six months ended June 30, 2012. During the six months ended June 30, 2012 and 2011, we paid $51,991 and $33,937, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders and we also used $5,287 and $1,518, respectively, for the repayment of margin debt.

Off-Balance-Sheet Arrangements

Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of June 30, 2012, the joint venture had originally acquired seven properties (which we contributed) for a purchase price of approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of acquisition. On February 23, 2012, the joint venture sold one multi-tenant retail property to our RioCan joint venture for $35,366. Proceeds from the sale were used to pay off the outstanding mortgage principal balance of $20,625.

On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. As of June 30, 2012, our RioCan joint venture had acquired nine multi-tenant retail properties from us for an aggregate purchase price of $284,001, including earnout proceeds, and had assumed from us mortgages payable on these properties totaling approximately $157,888. Separately, as of June 30, 2012, our RioCan joint venture had acquired five additional multi-tenant properties from other parties, one of which was acquired from our MS Inland joint venture on February 23, 2012, as previously discussed.

In addition, as of June 30, 2012, we held investments in two other unconsolidated joint ventures that are further discussed in Note 10 to the accompanying condensed consolidated financial statements.

The table below summarizes the outstanding debt of our unconsolidated joint ventures as of June 30, 2012, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$313,600	4.17%	4.6 years
MS Inland (b)	20.0%	$156,896	4.97%	5.0 years
Hampton Retail Colorado (c)	95.9%	$16,068	5.40%	2.2 years
(a)
Aggregate principal amount excludes mortgage premium of $1,219 and discount of $(1,086), net of accumulated amortization.

(b)
Aggregate principal amount excludes mortgage premium of $9, net of accumulated amortization. As of June 30, 2012, our MS Inland joint venture has one mortgage payable that is maturing in 2012, with a principal balance of $13,010 and an interest rate of 6.88%.

(c)
The weighted average interest rate increases to 6.15% on September 5, 2012 and to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premium of $2,642, net of accumulated amortization.

Other than described above, we have no off-balance-sheet arrangements as of June 30, 2012 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Contracts and Commitments

We have acquired certain properties which have earnout components, meaning that we did not pay for portions of these properties that were not rent producing at the time of acquisition. We are obligated, under these agreements, to pay for those portions, as additional purchase price, when a tenant moves into its space and begins to pay rent. The earnout payments are based on a predetermined formula. Each earnout agreement has a time limit regarding the obligation to pay any additional monies. The time limits generally range from one to three years. If, at the end of the time period allowed, certain space has not been leased and occupied, generally, we will own that space without any further payment obligation. As of June 30, 2012, we may pay as much as $1,400 in the future pursuant to earnout agreements.

Effective January 1, 2012, we and the Group initiated a self-funded group medical benefits plan for our respective employees. We and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of us and the Group, adjudication of the claims, and to provide stop loss coverage. We and the Group collectively entered into a stop loss agreement provided by the TPA, where we and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,307 for the calendar year ended December 31, 2012. As of June 30, 2012, the total aggregate claims paid were $4,352, of which $1,003 related to us. As of June 30, 2012, we had a liability of $211, which represented claims incurred but not paid and estimated claims incurred but not reported.

Critical Accounting Policies and Estimates

Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts. For the six months ended June 30, 2012, there were no significant changes to these policies.

Impact of Recently Issued Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain recent accounting pronouncements that we have recently adopted.

Subsequent Events

Subsequent to June 30, 2012, we:

  •
  drew $105,000 on our senior unsecured revolving line of credit and used the proceeds, in part, to:

  –
  repay a $13,900 mezzanine note payable with a stated interest rate of 11.00% and pay the associated prepayment premium of $139;

  –
  repay mortgages payable with an aggregate outstanding principal balance of $58,839 as of June 30, 2012 that were secured by four properties and had a weighted average stated interest rate of 7.13%;

  –
  pay $23,399 to the tenant at one of our single-tenant office properties located in Lincolnshire, Illinois as an inducement to extend the terms of their leases on approximately 819,000 square feet. Such amount was accrued as of June 30, 2012; and

  •
  entered into a $300,000 interest rate swap that converts one-month LIBOR into a fixed rate of 0.53875% and terminates on February 24, 2016.

On July 26, 2012, a purported holder of our stock filed a putative class action complaint against us and certain of our officers and directors in the United States District Court for the Northern District of Illinois. The complaint alleges, among other things, that we and the individual defendants breached our fiduciary duties when we listed our stock on the NYSE and made a concurrent equity offering. The complaint seeks unspecified damages and other relief. Based on our initial review of the complaint, we believe the lawsuit to be without merit and intend to defend the action vigorously. While the resolution of this matter cannot be predicted with certainty, we believe, based on currently available information, that the final outcome will not have a material effect on our financial statements.

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

The combined carrying amount of our mortgages payable, notes payable and unsecured credit facility is approximately $162,622 lower than the fair value as of June 30, 2012.

We had $464,054 of variable-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.86% at June 30, 2012. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2012, interest expense would increase by approximately $4,641 on an annualized basis.

We are exposed to equity price risk as a result of our investments in marketable securities. Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.

As of June 30, 2012, our investment in marketable securities totaled $20,034, which included $14,722 of accumulated unrealized net gain. In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $10,017 and, if we then sold all of our marketable securities at this value, we would recognize a gain on marketable securities of $4,705. For the six months ended June 30, 2012, our cash flows from operating activities included $1,565 that we received as distributions on our marketable securities. We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future. Because our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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

Based on management's evaluation as of June 30, 2012, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.    Risk Factors

As a result of the transition of certain corporate office functions from related parties to third parties or to us, the following risk factor is considered relevant to our company, in addition to those that are presented in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

We are migrating certain corporate office functions from related parties to third parties or, in some cases, we are bringing such functions in-house. If these transitions are not successful, our business and operations could be disrupted and our financial condition, liquidity and results of operations could be materially and adversely impacted.

We have provided written notice of termination of several service agreements we had with related parties, including, but not limited to, computer services, personnel services, investment advisor services, property tax services and insurance and risk management services. We are in the process of migrating certain services to third-party providers, while other services are being integrated into our corporate office functions. Our business is dependent on these services, especially computer services. We process numerous transactions daily and we rely on the proper functioning of computer systems. If we do not successfully implement the changes to our computer and other services, our business could experience interruptions and our operating results could be negatively impacted. In addition, we may incur costs related to the initial development of certain of these processes and systems, some of which may be significant. It is possible that we could discover material shortcomings in our new services and processes, including those that may represent material weaknesses in our internal control over financial reporting. Any such discoveries could adversely affect the reliability of our financial statements.

There have been no other material changes to our risk factors during the three months ended June 30, 2012 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

  (a)
  Not applicable.

  (b)
  Not applicable.

  (c)
  The following table provides information about Class A common stock of the Company repurchased during the quarter ended June 30, 2012. The shares of Class A common stock reported in the table below represent the aggregate number of fractional shares of Class A common stock that the Company repurchased from its shareholders on April 5, 2012 in connection with the listing of the Class A common stock on the New York Stock Exchange.

  Issuer Purchases of Equity Securities

Date	Total Number of Shares Class A Common Stock Purchased (in thousands)	Average Price Paid per Share of Class A Common Stock	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 5, 2012	39	$8.00	—	—

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

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
101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods and Six-Month Periods Ended June 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*
*
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

RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ Steven P. Grimes Steven P. Grimes President and Chief Executive Officer

Date:	August 7, 2012
By:	/s/ Angela M. Aman Angela M. Aman Executive Vice President, Chief Financial Officer and Treasurer

Date:	August 7, 2012
By:	/s/ James W. Kleifges James W. Kleifges Executive Vice President, Chief Accounting Officer

Date:	August 7, 2012