Form 10-Q
period 2012-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2012-11-06
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒
Number of shares outstanding of the registrant's classes of common stock as of November 2, 2012:
Class A common stock:    133,606,778 shares
Class B-2 common stock:    48,518,389 shares
Class B-3 common stock:    48,518,389 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information

Item 1.    Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2012	December 31, 2011
Assets
Investment properties:
Land	$1,255,881	$1,334,363
Building and other improvements	4,896,652	5,057,252
Developments in progress	49,433	49,940
	6,201,966	6,441,555
Less accumulated depreciation	(1,284,426)	(1,180,767)
Net investment properties	4,917,540	5,260,788
Cash and cash equivalents	107,423	136,009
Investment in marketable securities, net	9,347	30,385
Investment in unconsolidated joint ventures	53,617	81,168
Accounts and notes receivable (net of allowances of $6,564 and $8,231, respectively)	79,709	94,922
Acquired lease intangibles, net	139,442	174,404
Investment properties held for sale	8,633	—
Other assets, net	166,877	164,218
Total assets	$5,482,588	$5,941,894

Liabilities and Equity
Liabilities:
Mortgages and notes payable	$2,396,899	$2,926,218
Credit facility	535,000	555,000
Accounts payable and accrued expenses	87,725	83,012
Distributions payable	38,200	31,448
Acquired below market lease intangibles, net	77,103	81,321
Other financings	—	8,477
Co-venture obligation	—	52,431
Liabilities associated with investment properties held for sale	228	—
Other liabilities	68,858	66,944
Total liabilities	3,204,013	3,804,851

Redeemable noncontrolling interests	—	525

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, none issued or outstanding	—	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 85,088 and 48,382 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	85	48
Class B-1 common stock, $0.001 par value, 55,000 shares authorized, 48,518 and 48,382 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	48	48
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 48,518 and 48,382 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	49	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 and 48,383 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	49	49
Additional paid-in capital	4,705,024	4,427,977
Accumulated distributions in excess of earnings	(2,436,010)	(2,312,877)
Accumulated other comprehensive income	7,836	19,730
Total shareholders' equity	2,277,081	2,135,024
Noncontrolling interests	1,494	1,494
Total equity	2,278,575	2,136,518
Total liabilities and equity	$5,482,588	$5,941,894

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$116,811	$116,062	$350,390	$349,828
Tenant recovery income	26,519	27,703	79,486	79,692
Other property income	1,962	2,280	7,532	7,861
Total revenues	145,292	146,045	437,408	437,381

Expenses:
Property operating expenses	23,089	23,077	70,860	74,673
Real estate taxes	19,503	19,273	57,972	57,196
Depreciation and amortization	56,527	57,286	170,009	171,601
Provision for impairment of investment properties	10,660	—	11,983	—
Loss on lease terminations	1,689	1,392	6,550	8,085
General and administrative expenses	7,227	5,011	18,691	16,382
Total expenses	118,695	106,039	336,065	327,937

Operating income	26,597	40,006	101,343	109,444

Dividend income	302	578	1,782	1,776
Interest income	16	157	56	507
Gain on extinguishment of debt	—	991	3,879	15,429
Equity in loss of unconsolidated joint ventures, net	(1,863)	(1,869)	(5,467)	(6,028)
Interest expense	(49,456)	(56,903)	(142,333)	(170,121)
Co-venture obligation expense	—	(1,791)	(3,300)	(5,375)
Recognized gain on marketable securities	9,108	—	16,373	277
Other income (expense), net	726	567	(342)	1,323
Loss from continuing operations	(14,570)	(18,264)	(28,009)	(52,768)

Discontinued operations:
Loss, net	(11,788)	(378)	(9,725)	(28,830)
Gain on sales of investment properties, net	8,756	14,517	16,518	18,678
(Loss) income from discontinued operations	(3,032)	14,139	6,793	(10,152)
Gain (loss) on sales of investment properties, net	1,650	(891)	6,652	4,171
Net loss	(15,952)	(5,016)	(14,564)	(58,749)
Net income attributable to noncontrolling interests	—	(7)	—	(23)
Net loss attributable to Company shareholders	$(15,952)	$(5,023)	$(14,564)	$(58,772)

(Loss) earnings per common share — basic and diluted:
Continuing operations	$(0.06)	$(0.10)	$(0.10)	$(0.25)
Discontinued operations	(0.01)	0.07	0.03	(0.06)
Net loss per common share attributable to Company shareholders	$(0.07)	$(0.03)	$(0.07)	$(0.31)

Net loss	$(15,952)	$(5,016)	$(14,564)	$(58,749)
Other comprehensive loss:
Net unrealized (loss) gain on derivative instruments	(981)	(140)	(591)	971
Net unrealized gain (loss) on marketable securities	1,426	(6,240)	5,070	(3,843)
Reversal of unrealized gain to recognized gain on marketable securities	(9,108)	—	(16,373)	(277)
Comprehensive loss	(24,615)	(11,396)	(26,458)	(61,898)
Comprehensive income attributable to noncontrolling interests	—	(7)	—	(23)
Comprehensive loss attributable to Company shareholders	$(24,615)	$(11,403)	$(26,458)	$(61,921)

Weighted average number of common shares outstanding — basic and diluted	230,597	192,779	217,087	192,127

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2011	47,734	$47	143,204	$144	$4,383,567	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $23 attributable to redeemable noncontrolling interests)	—	—	—	—	—	(58,772)	—	(58,772)	—	(58,772)
Distribution upon dissolution of partnership	—	—	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Net unrealized gain on derivative instruments	—	—	—	—	—	—	971	971	—	971
Net unrealized loss on marketable securities	—	—	—	—	—	—	(3,843)	(3,843)	—	(3,843)
Reversal of unrealized gain to recognized gain on marketable securities	—	—	—	—	—	—	(277)	(277)	—	(277)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	332	332
Distributions declared ($0.30 per weighted average number of common shares outstanding)	—	—	—	—	—	(58,464)	—	(58,464)	—	(58,464)
Distribution reinvestment program (DRP)	478	—	1,434	2	32,752	—	—	32,754	—	32,754
Issuance of restricted common stock	4	—	10	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	87	—	—	87	—	87
Balance at September 30, 2011	48,216	$47	144,648	$146	$4,416,406	$(2,236,857)	$19,133	$2,198,875	$1,494	$2,200,369

Balance at January 1, 2012	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net loss	—	—	—	—	—	(14,564)	—	(14,564)	—	(14,564)
Net unrealized loss on derivative instruments	—	—	—	—	—	—	(591)	(591)	—	(591)
Net unrealized gain on marketable securities	—	—	—	—	—	—	5,070	5,070	—	5,070
Reversal of unrealized gain to recognized gain on marketable securities	—	—	—	—	—	—	(16,373)	(16,373)	—	(16,373)
Distributions declared ($0.50 per weighted average number of common shares outstanding)	—	—	—	—	—	(108,569)	—	(108,569)	—	(108,569)
Issuance of common stock, net of offering costs	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
DRP	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	220	—	—	220	—	220
Balance at September 30, 2012	85,088	$85	145,555	$146	$4,705,024	$(2,436,010)	$7,836	$2,277,081	$1,494	$2,278,575

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(14,564)	$(58,749)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	174,389	179,452
Provision for impairment of investment properties	23,490	31,752
Gain on sales of investment properties	(23,170)	(22,849)
Gain on extinguishment of debt	(3,879)	(15,429)
Loss on lease terminations	6,590	8,172
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	(2,633)	4,029
Equity in loss of unconsolidated joint ventures, net	5,467	6,028
Distributions on investments in unconsolidated joint ventures	4,301	1,073
Recognized gain on sale of marketable securities	(16,373)	(277)
Payment of leasing fees and inducements	(38,140)	(7,295)
Changes in accounts receivable, net	10,120	9,704
Changes in accounts payable and accrued expenses, net	7,634	(6,090)
Changes in other operating assets and liabilities, net	(630)	(6,097)
Other, net	(947)	4,963
Net cash provided by operating activities	131,655	128,387

Cash flows from investing activities:
Proceeds from sale of marketable securities	25,799	359
Changes in restricted escrows, net	21,099	(3,395)
Purchase of investment properties	—	(16,555)
Capital expenditures and tenant improvements	(26,690)	(20,205)
Proceeds from sales of investment properties	200,645	160,303
Investment in developments in progress	(285)	(2,441)
Investment in unconsolidated joint ventures	(7,859)	(9,557)
Distributions of investments in unconsolidated joint ventures	17,403	2,384
Other, net	21	214
Net cash provided by investing activities	230,133	111,107

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	(7,541)	(2,073)
Proceeds from mortgages and notes payable	281,874	70,476
Principal payments on mortgages and notes payable	(765,729)	(571,147)
Proceeds from credit facility	290,000	489,764
Repayments of credit facility	(310,000)	(174,111)
Payment of loan fees and deposits, net	(7,433)	(10,836)
Settlement of co-venture obligation	(50,000)	—
Proceeds from issuance of common stock	272,081	—
Redemption of fractional shares of common stock	(1,253)	—
Distributions paid, net of DRP	(90,191)	(52,561)
Other, net	(2,182)	(2,601)
Net cash used in financing activities	(390,374)	(253,089)

Net decrease in cash and cash equivalents	(28,586)	(13,595)
Cash and cash equivalents, at beginning of period	136,009	130,213
Cash and cash equivalents, at end of period	$107,423	$116,618
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$147,746	$173,260
Distributions payable	$38,200	$—
Distributions reinvested	$11,626	$32,754
Accrued capital expenditures and tenant improvements	$4,045	$4,797
Developments in progress placed in service	$929	$25,651
Forgiveness of mortgage debt	$27,449	$14,438

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$—	$(12,546)
Acquired lease intangibles and other assets	—	(4,547)
Acquired below market lease intangibles and other liabilities	—	538
	$—	$(16,555)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$188,616	$190,013
Accounts receivable, acquired lease intangibles and other assets	12,855	9,430
Accounts payable, acquired below market lease intangibles and other liabilities	(108)	(5,485)
Assumption of mortgage debt	—	(60,000)
Forgiveness of mortgage debt	(23,570)	—
Deferred gains	(318)	2,505
Gain on extinguishment of debt	—	991
Gain on sales of investment properties	23,170	22,849
	$200,645	$160,303
(concluded)

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
These transactions are referred to as the Recapitalization. Class B-1 common stock, Class B-2 common stock and Class B-3 common stock are collectively referred to as the Company's Class B common stock, while Class A and Class B common stock are collectively referred to as the Company's common stock. The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI (the Listing). The Company's Class B common stock is identical to the Company's Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company's Class B common stock will convert automatically into shares of the Company's Class A common stock at specified times. Subject to the provisions of the Company's charter, shares of Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of the Company's Class A common stock six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of the Company's Class B common stock will have converted into the Company's Class A common stock. On October 5, 2012, all 48,518 shares of Class B-1 common stock automatically converted to shares of Class A common stock. Each share of Class A common stock and Class B common stock participates in distributions equally. All common stock share and per share data included in these condensed consolidated financial statements give retroactive effect to the Recapitalization. In addition, upon Listing, the Company's distribution reinvestment program (DRP) and share repurchase program (SRP) were terminated.
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
Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has elected to be treated as a taxable REIT subsidiary (TRS) for U.S. federal income tax purposes. A TRS is taxed on its taxable income at regular corporate tax rates. The income tax expense incurred as a result of the TRS did not have a material impact on the Company's accompanying condensed consolidated financial statements. Through a merger consummated on November 15, 2007, the Company acquired four qualified REIT subsidiaries. Their income is consolidated with REIT income for federal and state income tax purposes.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

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
The Company's property ownership as of September 30, 2012 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	253	—	22
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

(c)	Excludes two wholly-owned properties classified as held for sale as of September 30, 2012.
The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity's net assets as defined by the Financial Accounting Standards Board (FASB). The Company also consolidates entities that are not VIEs in which it has financial and operating control. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. Accordingly, the Company's share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net income (loss) in the accompanying condensed consolidated statements of operations and other comprehensive loss.
As of September 30, 2012, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As controlling member, the Company has an obligation to cause the property-owning entity to distribute proceeds of liquidation to the noncontrolling interest holder only if the net proceeds received by the entity from the sale of assets warrant a distribution based on the terms of the underlying organizational agreement.
The Company evaluates the classification and presentation of the noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances deem necessary. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of September 30, 2012 and December 31, 2011, was determined to approximate the carrying value of these interests. No adjustment to the carrying value of the noncontrolling interests in the Company's consolidated joint venture investments was made during the nine months ended September 30, 2012 and 2011. In the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from such less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to Company shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders' equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders' share of the net income or loss of each respective entity, as applicable.
On February 7, 2012, the Company paid a nominal amount to the partner in its Lake Mead Crossing consolidated joint venture to fully redeem the partner's ownership interest in such joint venture. The transaction resulted in an increase in the Company's ownership interest in Lake Mead Crossing from 86.7% as of December 31, 2011 to 100%.
On February 15, 2012, the Company fully redeemed the noncontrolling interests held by its partner in a consolidated limited partnership joint venture. Such redemption, reflected in the following table, was settled by transferring restricted cash as well as the Company's interest in the Britomart unconsolidated joint venture to the noncontrolling interest holder. See Note 12 for further discussion.
Below is a table reflecting the activity of redeemable noncontrolling interests for the nine months ended September 30, 2012 and 2011:

	2012	2011
Balance at January 1,	$525	$527
Redeemable noncontrolling interest income	—	23
Distributions	—	(23)
Redemptions	(525)	(2)
Balance at September 30,	$—	$525
The Company is party to an agreement with an LLC formed as an insurance association captive (the Captive), which is wholly-owned by the Company and three other parties. The Captive was formed to insure/reimburse the members' deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage certain exposures and recoup expenses through the function of the captive program. It has been determined that the Captive is a VIE and because the Company does not receive the most benefit, nor the highest risk of loss, it is not considered to be the primary beneficiary. As a result, the Captive is not consolidated, but is recorded pursuant to the equity method of accounting. The Company's risk of loss is limited to its investment and the Company is not required to fund additional capital to the Captive. As of September 30, 2012 and December 31, 2011, the Company's interest in the Captive is reflected in "Investment in unconsolidated joint ventures" in the accompanying condensed consolidated balance sheets (see Note 12). The Company's share of the net (loss) income of the Captive for the three and nine months ended September 30, 2012 and 2011 is reflected in "Equity in loss of unconsolidated joint ventures, net" in the accompanying condensed consolidated statements of operations and other comprehensive loss.
(2)   Summary of Significant Accounting Policies
There have been no changes to the Company's significant accounting policies in the nine months ended September 30, 2012. Refer to the Company's 2011 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.
Recent Accounting Pronouncements
Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption required additional disclosures regarding fair value measurements (see Note 15).
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
(3)   Acquisitions
The Company did not acquire any properties during the nine months ended September 30, 2012.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

During the nine months ended September 30, 2011, the Company acquired two additional phases of existing wholly-owned multi-tenant retail operating properties, in separate transactions, as follows:

Date	Square Footage	Property Type	Property Name	Purchase Price (a)
July 1, 2011	76,100	Multi-tenant retail	Greenwich Center II	$9,720
July 22, 2011	44,000	Multi-tenant retail	Gateway Station III	7,085
	120,100			$16,805	(b)

(a)
No debt was assumed in either acquisition, but both properties were subsequently added as collateral to the credit facility, which has since been amended and restated. See Note 11 for further discussion.

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
The Company sold 20 properties during the nine months ended September 30, 2012, as summarized below:

Date	Square Footage	Property Type	Property Name	Consideration	Mortgage Debt Extinguished		Net Sales Proceeds/(Outflow)	Gain
February 1, 2012	13,800	Single-user retail	CVS - Jacksonville	$5,800	$—		$5,702	$915
April 10, 2012	501,000	Single-user office	GMAC Ins. Building	23,570	23,570		—	6,847	(a)
August 17, 2012	1,035,800	Single-user industrial	Cost Plus Dist. Center	63,000	16,300		46,555	8,235
September 18, 2012	1,000,400	Single-user retail	Various (b)	100,400	97,253	(b)	(251)	—	(b)
September 25, 2012	132,600	Multi-tenant retail	Various (c)	19,050	—		18,048	—	(c)
September 28, 2012	75,200	Single-user retail	Winco - Ventura	8,015	—		7,999	521
	2,758,800			$219,835	$137,123		$78,053	$16,518

(a)	This property was transferred to the lender through a deed-in-lieu of foreclosure transaction.

(b)
The Company sold 13 former Mervyns properties located throughout California in a single transaction on September 18, 2012. No gain or loss was recognized upon disposition as the Company recorded an impairment charge of $1,100 during the three months ended September 30, 2012 based upon the negotiated sales price less costs to sell. Proceeds from the sale, along with restricted escrows held by the lender, were used to pay off, in its entirety, the $116,400 outstanding loan that was secured by the Company's entire portfolio of 23 former Mervyns properties.

(c)
The terms of the sale of three properties located near Dallas, Texas were negotiated as a single transaction. No gain or loss was recognized upon disposition as the Company recognized an impairment charge of $5,528 during the three months ended September 30, 2012 based upon the negotiated sales price less costs to sell.

The Company also received net proceeds of $9,039 and recorded gains of $6,652 from condemnation awards, earnouts and the sale of parcels at certain operating properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the nine months ended September 30, 2012 totaled $200,645 with aggregate gains of $23,170.
During the year ended December 31, 2011, the Company sold 11 properties, six of which were sold during the nine months ended September 30, 2011. The dispositions and additional transactions, including the partial sale of a multi-tenant retail property to the Company's RioCan joint venture (see Note 12), condemnation awards, earnouts and the sale of a parcel at one of its operating properties, during the nine months ended September 30, 2011 resulted in sales proceeds, net of closing costs, to the Company of $160,303 with aggregate gains of $22,849.
As of September 30, 2012, the Company had entered into contracts to sell Mervyns - Bakersfield, a 75,100 square foot single-user retail property located in Bakersfield, California and American Express - Phoenix, a 117,600 square foot single-user office property

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

located in Phoenix, Arizona. Such properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the third quarter of 2012, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with the two properties are separately classified as held for sale in the condensed consolidated balance sheets as of September 30, 2012 and the operations for all periods presented are classified as discontinued operations in the condensed consolidated statements of operations and other comprehensive loss. No consolidated properties were classified as held for sale as of December 31, 2011. The following table presents the assets and liabilities associated with the held for sale properties:

September 30, 2012
Assets
Land, building and other improvements	$8,996
Accumulated depreciation	(379)
8,617
Other assets	16
Investment properties held for sale	$8,633

Liabilities
Other liabilities	$228
Liabilities associated with investment properties held for sale	$228
The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income	$2,741	$5,531	$11,875	$18,957
Tenant recovery income	(565)	687	165	2,095
Other property income	34	15	59	68
Total revenues	2,210	6,233	12,099	21,120

Expenses:
Property operating expenses	332	988	1,197	2,354
Real estate taxes	(503)	487	326	2,132
Depreciation and amortization	952	2,206	4,380	7,851
Provision for impairment of investment properties	11,507	1,379	11,507	31,752
Loss on lease terminations	—	85	40	87
General and administrative expenses	—	—	—	34
Interest expense	1,709	1,465	4,374	5,736
Other expense	1	1	—	4
Total expenses	13,998	6,611	21,824	49,950

Loss from discontinued operations, net	$(11,788)	$(378)	$(9,725)	$(28,830)

(5)   Transactions with Previously-Related Parties
Previously, the Company considered the Inland Group, Inc. and its affiliates, or the Group, to be related parties due to the fact that certain individuals, who are significant shareholders, principals, directors or executive officers of the Group, had served on the Company's board of directors. The last such individual, Brenda Gujral, resigned from the Company's board of directors on May 31, 2012. Because no members of the Group can significantly influence the management or operating policies of the Company and no members of the Group are principal owners of the Company, the Company no longer considers the Group to be a related party.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

The Company had entered into transactions with the Group, primarily through service agreements. During 2012, the Company provided written notice of termination of all of these agreements. Transactions involving the Group are set forth in the following table.

	Three Months Ended September 30,			Nine Months Ended September 30,			Unpaid Amount as of
							September 30, 2012	December 31, 2011
Services	2012	2011		2012	2011
Investment advisor (a)	$—	$68		$116	$209		$—	$22
Loan servicing (b)	52	45		129	143		—	—
Legal (c)	65	69		229	271		161	110
Computer services (b)	302	335		946	888		187	284
Office & facilities management services (d)	14	22		53	66		22	22
Other service agreements (b)	163	151		465	465		—	—
Office rent and reimbursements (e)	244	243		725	727		121	310
Total	$840	$933	(f)	$2,663	$2,769	(g)	$491	$748	(h)

(a)	The Company terminated this agreement, which termination was effective during the second quarter of 2012.

(b)	The Company provided written notice of termination of these agreements, which will be effective during the fourth quarter of 2012.

(c)	The Company provided written notice of termination of this agreement, which will be effective during the second quarter of 2013.

(d)	The Company provided written notice of termination of this agreement, which will be effective during the first quarter of 2013.

(e)	The office lease expires on November 30, 2012. The Company executed a lease for new corporate space with an external third party and will relocate during the fourth quarter of 2012.

(f)	Amount excludes $346 representing reimbursement of third-party costs.

(g)	Amount excludes $904 representing reimbursement of third-party costs.

(h)	Amount excludes $276 representing reimbursement of third-party costs.
(6)   Marketable Securities
The following tables summarize the Company's investment in marketable securities:

	Common Stock		Preferred Stock		Total Available-for-Sale Securities
As of September 30, 2012:
Fair value	$573		$8,774		$9,347

Amortized cost basis	1,472		11,472		12,944
Total other-than-temporary impairment recognized	(972)		(9,665)		(10,637)
Adjusted cost basis	500		1,807		2,307

Net gains in accumulated other comprehensive income (OCI)	90		6,967		7,057
Net losses in accumulated OCI	(17)	(a)	—		(17)

As of December 31, 2011:
Fair value	$11,550		$18,835		$30,385

Amortized cost basis	28,997		38,242		67,239
Total other-than-temporary impairment recognized	(23,889)		(31,308)		(55,197)
Adjusted cost basis	5,108		6,934		12,042

Net gains in accumulated OCI	6,615		11,942		18,557
Net losses in accumulated OCI	(173)	(b)	(41)	(c)	(214)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(a)
This amount represents the gross unrealized losses of one common stock security with a fair value of $402 as of September 30, 2012. This security had been in a continuous unrealized loss position for less than 12 months as of September 30, 2012.

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

The following table summarizes activity related to the Company's marketable securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net unrealized OCI gain (loss)	$1,426	$(6,240)	$5,070	$(3,843)
Net gain on sales and redemptions of securities	$9,108	$—	$16,373	$277

(7)   Compensation Plans
The Company's Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company's employees in connection with compensation and incentive arrangements that may be established by the Company's board of directors.
The following represents a summary of the status of the Company's unvested restricted shares, all of which were granted to the Company's executives pursuant to the Equity Plan as of and for the nine months ended September 30, 2012:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2012	14	$17.13
Shares granted (a)	32	17.38
Shares vested	—	—
Shares forfeited	—	—
Balance at September 30, 2012	46	$17.30

(a)	Of the shares granted, 50% vest on each of the third and fifth anniversaries of the grant date.
During the three months ended September 30, 2012 and 2011, the Company recorded compensation expense of $48 and $14, respectively, related to unvested restricted shares. During the nine months ended September 30, 2012 and 2011, the Company recorded compensation expense of $162 and $31, respectively, related to unvested restricted shares. As of September 30, 2012, total unrecognized compensation expense related to unvested restricted shares was $564, which is expected to be amortized over a weighted average term of 3.1 years.
The Company's Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders' meeting. As of September 30, 2012 and December 31, 2011, options to purchase 70 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility. Compensation expense of $14 and $16 related to these stock options was recorded during the three months ended September 30, 2012 and 2011, respectively. Compensation expense of $41 and $48 related to these stock options was recorded during the nine months ended September 30, 2012 and 2011, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(8)   Leases
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
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in "Property operating expenses" and sales tax reimbursements are included in "Other property income" in the accompanying condensed consolidated statements of operations and other comprehensive loss. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $470 and $437 for the three months ended September 30, 2012 and 2011, respectively. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,490 and $1,471 for the nine months ended September 30, 2012 and 2011, respectively.
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2105. The related ground lease rent expense is included in "Property operating expenses" in the accompanying condensed consolidated statements of operations and other comprehensive loss. In addition, the Company leases office space for certain management offices and its corporate office. In the accompanying condensed consolidated statements of operations and other comprehensive loss, office rent expense related to property management operations is included in "Property operating expenses" and office rent expense related to corporate office operations is included in "General and administrative expenses".

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Ground lease rent expense	$2,733	$2,517	$7,782	$7,577
Office rent expense	$225	$202	$657	$624

(9)   Mortgages and Notes Payable
The following table summarizes the Company's mortgages and notes payable at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Fixed rate mortgages payable:
Mortgage loans (a)	$2,262,572	$2,691,323
Premium, net of accumulated amortization	—	10,858
Discount, net of accumulated amortization	(1,619)	(2,003)
	2,260,953	2,700,178
Variable rate mortgages payable:
Construction loans	10,946	79,599

Mortgages payable	2,271,899	2,779,777
Notes payable	125,000	138,900
Margin payable	—	7,541
Mortgages and notes payable	$2,396,899	$2,926,218

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(a)	Includes $76,109 and $76,269 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2012 and December 31, 2011, respectively.
Mortgages Payable
Mortgages payable outstanding as of September 30, 2012 were $2,271,899 and had a weighted average interest rate of 6.11%. Of this amount, $2,260,953 had fixed rates ranging from 3.50% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.13% at September 30, 2012. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization. The remaining $10,946 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on LIBOR at September 30, 2012. Properties with a net carrying value of $3,559,925 at September 30, 2012 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $27,083 at September 30, 2012 and related tenant leases are pledged as collateral for the construction loan. As of September 30, 2012, the Company's outstanding mortgage indebtedness had a weighted average years to maturity of 6.0 years.
During the nine months ended September 30, 2012, the Company obtained mortgages payable proceeds of $281,874 (of which $280,586 represents mortgages payable originated on 10 properties and $1,288 relates to draws on construction loans), made mortgages payable repayments of $725,118 (excluding principal amortization of $26,711) and received forgiveness of debt of $27,449. The mortgages payable originated during the nine months ended September 30, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.53% and a weighted average years to maturity of 9.4 years. The fixed and variable interest rates of the loans repaid during the nine months ended September 30, 2012 ranged from 3.25% to 7.50% and had a weighted average interest rate of 5.64%.
Mortgages payable outstanding as of December 31, 2011 were $2,779,777 and had a weighted average interest rate of 6.13%. Of this amount, $2,700,178 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.20% at December 31, 2011. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of premium and discount amortization. The remaining $79,599 of mortgages payable represented variable rate construction loans with a weighted average interest rate of 3.77% at December 31, 2011. Properties with a net carrying value of $4,086,595 at December 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans. Properties with a net carrying value of $126,585 at December 31, 2011 and related tenant leases are pledged as collateral for the construction loans. As of December 31, 2011, the Company's outstanding mortgage indebtedness had a weighted average years to maturity of 6.1 years.
The majority of the Company's mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2012, the Company had guaranteed $17,030 of the outstanding mortgage and construction loans with maturity dates ranging from February 11, 2013 through September 30, 2016 (see Note 16). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company's properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable-rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.
As of September 30, 2012, the Company had a $26,865 mortgage payable (University Square) that had matured and had not been repaid or refinanced. In the second quarter of 2010, the Company ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of the Company's other mortgages payable or unsecured credit agreements. The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of September 30, 2012, the Company had accrued $6,732 of interest related to this mortgage payable.
Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of September 30, 2012.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

Notes Payable
The following table summarizes the Company's notes payable:

	September 30, 2012	December 31, 2011
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	—	13,900
Notes payable	$125,000	$138,900
Notes payable outstanding as of September 30, 2012 and December 31, 2011 were $125,000 and $138,900, respectively, and had a weighted average interest rate of 12.80% and 12.62%, respectively. The September 30, 2012 balance represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV 2009, LLC (IW JV), which is a wholly-owned entity as of September 30, 2012. The notes have fixed interest rates of 12.24% and 14.00%, mature on December 1, 2019 and are secured by 100% of the Company's equity interest in the IW JV investment properties. The IW JV notes can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.
During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of a mortgage payable, as required by the lender. The mezzanine note bore interest at 11.00% and was scheduled to mature on December 16, 2013. On July 2, 2012, the Company repaid the entire balance of this mezzanine note.
Margin Payable
The Company purchased a portion of its securities through a margin account. As of September 30, 2012 and December 31, 2011, the Company had recorded a payable of none and $7,541, respectively, for securities purchased on margin. Interest expense on this debt in the amount of $3 and $11 was recognized within "Interest expense" in the accompanying condensed consolidated statements of operations and other comprehensive loss for the three months ended September 30, 2012 and 2011, respectively. Interest expense on this debt in the amount of $29 and $39 was recognized within "Interest expense" in the accompanying condensed consolidated statements of operations and other comprehensive loss for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012, the Company did not borrow on its margin account, but paid down $7,541.
Debt Maturities
The following table shows the scheduled maturities of the Company's mortgages payable, notes payable, margin payable and unsecured credit facility (as described in Note 11) as of September 30, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2012:

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

	2012	2013	2014	2015	2016	Thereafter	Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$62,230	$276,324	$195,777	$471,439	$48,214	$1,208,588	$2,262,572
Notes payable	—	—	—	—	—	125,000	125,000
Unsecured credit facility - term loan (c)	—	—	—	—	300,000	—	300,000
Total fixed rate debt	62,230	276,324	195,777	471,439	348,214	1,333,588	2,687,572

Variable rate debt:
Mortgages payable	—	—	10,946	—	—	—	10,946
Unsecured credit facility - line of credit	—	—	—	235,000	—	—	235,000
Total variable rate debt	—	—	10,946	235,000	—	—	245,946
Total maturing debt (d)	$62,230	$276,324	$206,723	$706,439	$348,214	$1,333,588	$2,933,518

Weighted average interest rate on debt:
Fixed rate debt	7.60%	5.21%	7.09%	5.76%	3.23%	6.87%	6.06%
Variable rate debt	—%	—%	2.50%	2.50%	—%	—%	2.50%
Total	7.60%	5.21%	6.84%	4.68%	3.23%	6.87%	5.77%

(a)	The debt maturity table does not include mortgage discount of $1,619, net of accumulated amortization, which was outstanding as of September 30, 2012.

(b)	Includes $76,109 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of London Interbank Offered Rate (LIBOR) based debt to a fixed rate through February 24, 2016, the maturity date of the Company's unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of September 30, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of September 30, 2012, the Company was making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $71,365, which are reflected in the years corresponding to the loan maturity dates. During the nine months ended September 30, 2012, the Company made accelerated principal payments of $5,937 with respect to these mortgages payable. If the Company is not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 6.5 years. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of September 30, 2012, is included in the 2012 column. The Company plans on addressing its mortgages payable maturities by using proceeds from its unsecured credit facility, by obtaining secured loans collateralized by individual properties, through asset sales and through other capital markets transactions.
(10)   Derivative Instruments
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

RETAIL PROPERTIES OF AMERICA, INC.
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
The Company utilizes four interest rate swaps to hedge the variable cash flows associated with variable-rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in "Accumulated other comprehensive income" and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
In July 2012, the Company entered into an interest rate swap with a notional amount of $300,000 that terminates on February 24, 2016, the maturity date of the Company's unsecured term loan (see Note 11). The swap was determined to be effective on July 31, 2012 and effectively converts one-month floating rate LIBOR into a fixed rate of 0.53875% on $300,000 of the Company's LIBOR-based debt over the term of the swap. As of September 30, 2012, the fair value of the Company’s $300,000 interest rate swap was a liability of $1,247, which is included in "Other liabilities" in the condensed consolidated balance sheets.
Amounts reported in "Accumulated other comprehensive income" related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt. Over the next 12 months, the Company estimates that an additional $1,987 will be reclassified as an increase to interest expense.
The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Interest Rate Swap	4	3	$376,109	$76,269
The table below presents the estimated fair value of the Company's derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 15 to the condensed consolidated financial statements.

	Liability Derivatives
	September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$3,482	Other Liabilities	$2,891
The table below presents the effect of the Company's derivative financial instruments in the condensed consolidated statements of operations and other comprehensive loss.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
Interest Rate Swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2012	$1,430	$1,629	Interest Expense	$449	$1,038	Other Expense	$157	$467
2011	$419	$1,289	Interest Expense	$279	$2,260	Other Expense	$148	$157

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

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
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation. The Company was not in default with respect to these agreements at September 30, 2012.
The Company's agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company's, the counterparty has the right to terminate the derivative obligations. As of September 30, 2012, the termination value of derivatives in a liability position, which includes accrued interest of $142 but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $3,671. As of September 30, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2012, it could have been required to settle its obligations under the agreements at their termination value of $3,671.
(11)   Credit Facility
On February 24, 2012, the Company amended and restated its secured credit agreement with KeyBank National Association and other financial institutions to provide for a senior unsecured credit facility in the aggregate amount of $650,000. The amended and restated credit facility consists of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan. The Company has the ability to increase available borrowings up to $850,000 in certain circumstances. The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. The Company has a one year extension option on both the unsecured revolving line of credit and unsecured term loan which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.25% of the commitment amount being extended.
In July 2012, the Company entered into an interest rate swap transaction with one of the financial institutions associated with the unsecured credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of the Company's unsecured term loan. The swap was determined to be effective on July 31, 2012 and effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap. See Note 10 for further details.
As of September 30, 2012, the terms of the agreement stipulate:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

•
$20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs (including $26,865 of non-recourse indebtedness that was in default as of September 30, 2012) and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, a maximum secured debt covenant, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company's ability to incur recourse indebtedness. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company's financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the line of credit. As of September 30, 2012, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company's current business plan, which is based on management's expectations of operating performance, indicates that it will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of September 30, 2012, the interest rates of the revolving line of credit and unsecured term loan were 2.50% and 2.79%, respectively. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of September 30, 2012, the Company had full availability under the revolving line of credit, of which it had borrowed $235,000, leaving $115,000 available. As of December 31, 2011, the outstanding balance on the credit facility was $555,000.
The Company previously had a $585,000 secured credit facility that consisted of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan. The secured credit facility bore interest at a rate of LIBOR plus a margin of 2.75% to 4.00% and had a maturity date of February 3, 2013.
(12) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company's investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$6,348	$9,246
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	95.9%	95.9%	—	1,124
RC Inland L.P. (c)	9/30/2010	20.0%	20.0%	40,894	53,800
Oak Property and Casualty LLC (d)	10/1/2006	25.0%	25.0%	6,375	8,759
Britomart (e)	12/15/2011	N/A	15.0%	—	8,239
				$53,617	$81,168

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

During the nine months ended September 30, 2012, the Company's share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company's investment in Hampton. At such point and because the Company has no obligation to fund additional losses, application of the equity method of accounting was discontinued and through September 30, 2012, $88, representing the Company's share of losses in excess of its investment in Hampton, was not recorded in the Company's condensed consolidated financial statements.

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
Profits, Losses and Capital Activity
The following tables summarize the Company's share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company's Share of Net Income (Loss) for the Three Months Ended September 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended September 30,		Fees Earned by the Company for the Three Months Ended September 30,
Joint Venture	2012	2011	2012	2011	2012	2011
MS Inland	$2	$(361)	$370	$(470)	$188	$244
Hampton (a)	—	(1)	16	(50)	—	22
RioCan	(672)	(464)	682	(3,158)	512	308
Oak Property and Casualty	(1,252)	(1,090)	—	(3)	—	—
Britomart (b)	—	—	—	—	—	—
	$(1,922)	$(1,916)	$1,068	$(3,681)	$700	$574

	The Company's Share of Net Income (Loss) for the Nine Months Ended September 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Nine Months Ended September 30,		Fees Earned by the Company for the Nine Months Ended September 30,
Joint Venture	2012	2011	2012	2011	2012	2011
MS Inland	$(122)	$(552)	$3,761	$(30)	$618	$795
Hampton (a)	(1,092)	(3,547)	53	(365)	2	65
RioCan	(1,815)	(1,041)	10,224	(5,765)	1,559	722
Oak Property and Casualty	(2,577)	(1,063)	(193)	60	—	—
Britomart (b)	—	—	—	—	—	—
	$(5,606)	$(6,203)	$13,845	$(6,100)	$2,179	$1,582

(a)
During the three and nine months ended September 30, 2012, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $71 and $1,593, of which the Company's share was $68 and $1,527, respectively. During the nine months ended September 30, 2011, Hampton recorded impairment charges in the amount of $4,067, of which the Company's share was $3,897, No impairment charges were recorded during the three months ended September

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

30, 2011. The joint venture's estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

(b)
As previously discussed, the Company transferred its entire interest in Britomart in a non-cash transaction to the noncontrolling interest holder in a consolidated joint venture of the Company on February 15, 2012.

In addition to the Company's share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company's previous contributions of investment properties to its unconsolidated joint ventures is recorded within "Equity in loss of unconsolidated joint ventures, net" in the condensed consolidated statements of operations and other comprehensive loss. Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures' property assets. The Company recorded amortization of $59 and $47 during the three months ended September 30, 2012 and 2011, respectively, related to this difference. The Company recorded amortization of $139 and $175 related to this difference during the nine months ended September 30, 2012 and 2011, respectively.
Property Acquisitions and Dispositions
The following table summarizes the acquisition activity during the nine months ended September 30, 2012 for the Company's unconsolidated joint ventures:

Joint Venture	Date	Square Footage	Property Type	Property Name	Purchase Price	Pro Rata Equity Contribution (a)
RioCan	February 23, 2012	134,900	Multi-tenant retail	Southlake Corners	$35,366	$2,738	(b)

(a)	Amount represents the Company's contribution of its proportionate share of the acquisition price net of customary prorations and net of mortgage proceeds.

(b)
The RioCan joint venture acquired Southlake Corners from the MS Inland joint venture. The Company did not recognize its proportionate share of the gain realized by MS Inland upon disposition through "Equity in loss of unconsolidated joint ventures" due to its continuing involvement in the property. The Company received a cash distribution in the amount of $2,723 from the MS Inland joint venture representing its share of the sales price net of mortgage debt repayment.

During the nine months ended September 30, 2012, Hampton sold a single-user retail property and a multi-tenant retail property aggregating 86,700 square feet for a combined sales price of $5,450. No gain or loss was recognized at disposition as impairment charges of $71 and $1,593 were recognized during the three and nine months ended September 30, 2012, respectively. Proceeds from the sales were used to pay down $5,035 of the joint venture's outstanding debt. As of September 30, 2012, there were two properties remaining in the Hampton joint venture.
The Company's investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result, the carrying value of its investment in the unconsolidated joint ventures was determined to be fully recoverable as of September 30, 2012 and 2011.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Numerator:
Loss from continuing operations	$(14,570)		$(18,264)		$(28,009)		$(52,768)
Gain (loss) on sales of investment properties, net	1,650		(891)		6,652		4,171
Net income from continuing operations attributable to noncontrolling interests	—		(7)		—		(23)
Loss from continuing operations attributable to Company shareholders	(12,920)		(19,162)		(21,357)		(48,620)
(Loss) income from discontinued operations	(3,032)		14,139		6,793		(10,152)
Net loss attributable to Company shareholders	(15,952)		(5,023)		(14,564)		(58,772)
Distributions paid on unvested restricted shares	(7)		(2)		(17)		(2)
Net loss attributable to Company shareholders excluding amounts attributable to unvested restricted shares	$(15,959)		$(5,025)		$(14,581)		$(58,774)

Denominator:
Denominator for loss per common share — basic:
Weighted average number of common shares outstanding	230,597	(a)	192,779	(b)	217,087	(a)	192,127	(b)
Effect of dilutive securities — stock options	—	(c)	—	(c)	—	(c)	—	(c)
Denominator for loss per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	230,597		192,779		217,087		192,127

(a)
Excluded from these weighted average amounts are 46 shares of restricted common stock, which equate to 46 and 37 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 14 shares of restricted common stock, which equate to 14 and 8 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2011. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 69 and 55 shares as of September 30, 2012 and 2011, respectively, at a weighted average exercise price of $20.83 and $21.70, respectively. These shares were not included in the computation of diluted EPS because either a loss from continuing operations was reported for the respective periods or the options were out of the money, or both.

(14) Provision for Impairment of Investment Properties
The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods or financially troubled tenants. The Company performed cash flow analyses during the nine months ended September 30, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for certain assets with identified impairment indicators. Therefore, the Company recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive loss.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

The investment property impairment charges recorded by the Company during the nine months ended September 30, 2012 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Multi-tenant retail	June 25, 2012	n/a (a)	$1,323
Pro's Ranch Market	Single-user retail	September 30, 2012	75,500	2,694
Dick's Sporting Goods - Fresno	Single-user retail	September 30, 2012	77,400	2,488
Mervyns - Highland	Single-user retail	September 30, 2012	80,500	2,223
Mervyns - McAllen	Single-user retail	September 30, 2012	78,000	2,950
Mervyns - Ridgecrest	Single-user retail	September 30, 2012	59,000	305
				11,983
Discontinued Operations:
Various (b)	Single-user retail	September 18, 2012	1,000,400	1,100
Various (c)	Multi-tenant retail	September 25, 2012	132,600	5,528
American Express - Phoenix	Single-user office	September 30, 2012	117,600	4,841
Mervyns - Bakersfield	Single-user retail	September 30, 2012	75,100	38
				11,507
			Total	$23,490
		Estimated fair value of impaired properties		$152,231

(a)
The Company sold a parcel of land to an unaffiliated third party for which the allocated carrying value was $1,323 greater than the sales price. Such disposition did not qualify for discontinued operations accounting treatment.

(b)
During September 2012, the Company recorded an impairment charge in conjunction with the sale of 13 former Mervyns properties located throughout California based upon the sales price less costs to sell.

(c)
During September 2012, the Company recorded an impairment charge in conjunction with the sale of three multi-tenant retail properties located near Dallas, Texas based upon the sales price less costs to sell.

During the nine months ended September 30, 2011, the Company recorded investment property impairment charges as summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Discontinued Operations:
GMAC Ins. Building	Single-user office	March 31, 2011	501,000	$30,373
Mesa Fiesta	Multi-tenant retail	September 30, 2011	195,000	1,379
			Total	$31,752
		Estimated fair value of impaired properties		$19,502
The Company can provide no assurance that material impairment charges with respect to the Company's investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(15) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company's financial instruments.

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities, net	$9,347	$9,347	$30,385	$30,385

Financial liabilities:
Mortgages and notes payable	$2,396,899	$2,628,980	$2,926,218	$3,109,577
Credit facility	$535,000	$535,000	$555,000	$555,000
Other financings	$—	$—	$8,477	$8,477
Co-venture obligation	$—	$—	$52,431	$55,000
Derivative liability	$3,482	$3,482	$2,891	$2,891
The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for derivative liability, which is included in "Other liabilities."
The fair value of the financial instruments shown in the above table as of September 30, 2012 and December 31, 2011 represent the Company's best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at those respective dates. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company's own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in those circumstances.
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

	Level 1	Level 2	Level 3	Total
September 30, 2012
Investment in marketable securities, net	$9,347	—	—	$9,347
Derivative liability	$—	3,482	—	$3,482

December 31, 2011
Investment in marketable securities, net	$30,385	—	—	$30,385
Derivative liability	$—	2,891	—	$2,891
Investment in marketable securities, net:    Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.
Derivative liability:    The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012 and December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company's derivative instruments are further described in Note 10.
Nonrecurring Fair Value Measurements
As discussed in Note 14, the Company recorded impairment charges to write the carrying value down to estimated fair value for certain investment properties after determining that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets. Estimated fair value is determined by the Company utilizing discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement. Capitalization and discount rates utilized within discounted cash flow models are based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.
Investment properties measured at fair value on a nonrecurring basis at September 30, 2012 and December 31, 2011, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

	Level 1	Level 2	Level 3	Total	Provision for Impairment of Investment Properties (a)
September 30, 2012
Investment properties (b)	$—	—	22,472	$22,472	$10,660
Investment properties - held for sale (c)	$—	8,617	—	$8,617	$4,879

December 31, 2011
Investment properties (d)	$—	—	21,439	$21,439	$38,023

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(a)	Excludes impairment charges recorded on investment properties sold prior to September 30, 2012 and December 31, 2011.

(b)
Includes impairment charges recorded on five investment properties during the nine months ended September 2012 based upon bona fide purchase offers received by the Company that were subject to management's corroboration for reasonableness. The inputs to the Company's estimates of fair value of these investment properties, none of which have been disposed of prior to September 30, 2012, were determined to be Level 3 inputs.

(c)
Includes impairment charges recorded on two investment properties classified as held for sale as of September 30, 2012 based upon expected sales prices from executed sales agreements less estimated selling costs, determined to be Level 2 inputs.

(d)
Includes impairment charges recorded on one investment property and one outlot during the year ended December 31, 2011 based upon a discounted cash flow model and a bona fide purchase offer, respectively. Neither asset was disposed of prior to December 31, 2011, however, the investment property was transferred to the lender through a deed-in-lieu of foreclosure transaction on April 10, 2012. The inputs to the Company's estimates of fair value were determined to be Level 3 inputs.

Fair Value Disclosures
The following table presents the Company's financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
September 30, 2012
Mortgages and notes payable	$—	—	2,628,980	$2,628,980
Credit facility	$—	—	535,000	$535,000

December 31, 2011
Mortgages and notes payable	$—	—	3,109,577	$3,109,577
Credit facility	$—	—	555,000	$555,000
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000
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
Other financings:    Other financings on the condensed consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the organizational agreement contained put/call arrangements, which granted the right to the outside owners and the Company to require each entity to redeem the ownership interest in future periods for fixed amounts. The Company believed the fair value of other financings as of December 31, 2011 was the amount at which it would settle, which approximated its carrying value. As discussed in Note 1, no amounts are recorded to other financings as of September 30, 2012 following the redemption of the interests held by the Company's partner in a consolidated joint venture on February 15, 2012.
Co-venture obligation:    The Company estimated the fair value of its co-venture obligation based on the amount at which it believed the obligation would settle and the estimated timing of such payment. On April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to Inland Equity to repurchase the remaining interest in IW JV, resulting in the Company owning 100% of IW JV.
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2012.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements

(16) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2012, the Company has guaranteed $17,030 of its outstanding mortgage and construction loans and $535,000 of its unsecured credit facility, with maturity dates ranging from February 11, 2013 through September 30, 2016.
Effective January 1, 2012, the Company and the Group initiated a self-funded group medical benefits plan for their respective employees. The Company and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of the Company and the Group, adjudication of the claims, and to provide stop loss coverage. The Company and the Group collectively entered into a stop loss agreement provided by the TPA, where the Company and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,303 for the calendar year ended December 31, 2012. As of September 30, 2012, the total aggregate claims paid were $6,563, of which $1,484 related to the Company. As of September 30, 2012, the Company had a liability of $227, which represented claims incurred but not paid and estimated claims incurred but not reported.
(17) Litigation
In 2012, certain stockholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors. The lawsuits allege, among other things, that the Company's directors and officers breached their fiduciary duties to the stockholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain stockholders to acquire additional stock and caused the stockholders to suffer a loss in share value, all measured in some manner by reference to the Company's 2012 offering price when it listed its shares on the New York Stock Exchange. The lawsuits seek unspecified damages and other relief. Based on its initial review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the financial statements of the Company.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.
(18) Subsequent Events
Subsequent to September 30, 2012, the Company:

•
drew $65,000 on its senior unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate outstanding principal balance of $77,392 as of September 30, 2012 that were secured by five properties and had a weighted average stated interest rate of 5.72%;

•
closed on the sale of Mervyns - Bakersfield, a 75,100 square foot single-user retail property located in Bakersfield, California for a sales price of $3,250 and no anticipated gain or loss on sale due to impairment charges recognized during the nine months ended September 30, 2012;

•	closed on the sale of Giant Eagle, a 116,100 square foot single-user retail property located in Columbus, Ohio for a sales price of $22,400 and anticipated gain on sale of approximately $5,457; and

•
closed on the sale of Pro's Ranch Market, a 75,500 square foot single-user retail property located in El Paso, Texas for a sales price of $7,750 and no significant anticipated gain or loss on sale due to impairment charges recognized during the nine months ended September 30, 2012.

On October 5, 2012, all 48,518 shares of the Company's Class B-1 common stock automatically converted to shares of Class A common stock.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Quarterly Report on Form 10-Q, may constitute "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as "believes," "expects," "may," "should," "seeks," "approximately," "intends," "plans," "pro forma," "estimates," "focus," "contemplates," "aims," "continues," "would" or "anticipates" or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	changes in our business strategy;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	increased interest rates or operating costs;

•	declining real estate valuations and impairment charges;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing;

•	our expected leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our failure to successfully operate acquired properties and operations;

•	our projected operating results;

•	our ability to manage our growth effectively;

•	our ability to successfully transition certain corporate office functions from previously-related parties to third parties or to us;

•	estimates relating to our ability to make distributions to our shareholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our failure to qualify as a REIT;

•	future terrorist attacks in the U.S.;

•	environmental uncertainties and risks related to natural disasters;

•	lack or insufficient amounts of insurance;

•	availability of and our ability to attract and retain qualified personnel;

•	retention of our senior management team;

•	our understanding of our competition;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	our ability to comply with the laws, rules and regulations applicable to companies.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. "Risk Factors" in this document and in our Annual Report on Form 10-K for the year ended December 31, 2011 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis compares the three months ended September 30, 2012 to the three months ended September 30, 2011 and the nine months ended September 30, 2012 to the nine months ended September 30, 2011 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
We are a fully-integrated, self-administered and self-managed real estate company formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of September 30, 2012, our retail operating portfolio consisted of 241 properties with approximately 33,537,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 10.2 years since the initial construction or most recent major renovation. As of September 30, 2012, our retail operating portfolio was 91.1% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of September 30, 2012, we also held interests in 10 office properties, two industrial properties, 22 retail operating properties held by three unconsolidated joint ventures, three retail properties under development and two operating properties classified as held for sale. The following summarizes our consolidated operating portfolio as of September 30, 2012:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	241	33,537	88.4%	91.1%

Office/Industrial
Wholly-owned	12	3,003	100.0%	100.0%
Total consolidated operating portfolio	253	36,540	89.4%	91.8%

(a)	Includes leases signed but not commenced.
As of September 30, 2012, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl's, Wal-Mart, Publix and Lowe's. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

Company Highlights — Nine Months Ended September 30, 2012
Leasing Activity
We are encouraged by the leasing activity we achieved in our consolidated retail operating portfolio during the nine months ended September 30, 2012. During the three and nine months ended September 30, 2012, we signed 41 and 152 new leases, respectively, for a total of approximately 259,000 and 1,001,000 square feet, respectively. In addition, we signed 105 and 280 renewal leases during the three and nine months ended September 30, 2012, respectively, for approximately 745,000 and 1,427,000 square feet, respectively. Rental spreads for new leases appear to be stabilizing and rental rates on renewal leases signed in the nine months ended September 30, 2012 increased by 4.71% over previous rental rates.
Capital Markets and Balance Sheet Activity
During the nine months ended September 30, 2012, we continued to focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and debt and capital markets transactions. Specifically, we:

•
completed a public offering of 36,570 shares of Class A common stock, resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI;

•
sold 20 operating properties, including one single-user office property which was transferred to the lender in a deed-in-lieu of foreclosure transaction, aggregating 2,758,800 square feet for total consideration of $219,835, resulting in net proceeds of $78,053 and debt extinguishment of $137,123;

•
repaid $20,000, net of borrowings, on our senior unsecured revolving line of credit, obtained mortgages payable proceeds of $281,874, made mortgages and notes payable repayments of $739,018 (excluding principal amortization of $26,711) and received forgiveness of debt of $27,449 (including $23,570 of debt extinguishment presented in the preceding bullet); and

•
entered into a $300,000 interest rate swap that effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% and terminates on February 24, 2016, the maturity date of our unsecured term loan.

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
On February 15, 2012, we transferred our entire interest in our Britomart unconsolidated joint venture to our partner in a consolidated joint venture, resulting in the noncontrolling interest holder's ownership interest being fully redeemed. Refer to Note 12 in the accompanying footnotes to the condensed consolidated financial statements for further discussion.
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
On April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to repurchase the 23% ownership interest in IW JV. Such payment increased our ownership interest in IW JV from 77% to 100%.
During the nine months ended September 30, 2012, our Hampton joint venture sold a single-user retail property and a multi-tenant retail property aggregating 86,700 square feet for a combined sales price of $5,450. Proceeds from the sales were used to pay down $5,035 of the joint venture's debt.
Distributions
We declared quarterly distributions totaling approximately $0.50 per share during the nine months ended September 30, 2012.

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
Comparison of the Three Months Ended September 30, 2012 and 2011
The table below presents operating information for our same store portfolio consisting of 250 operating properties acquired or placed in service prior to July 1, 2011, along with a reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the three months ended September 30, 2012 and 2011. The number of properties in our same store portfolio decreased to 250 as of September 30, 2012 from 270 as of June 30, 2012 as a result of the third quarter sales of 18 investment properties and the two properties classified as held for sale, all of which qualified as discontinued operations. The properties in "Other investment properties" primarily include our development properties, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in "Other investment properties" due to the uncertainty of the timing of transfer of ownership of this property. Prior to the quarter ended June 30, 2012, we had included University Square in the same store portfolio.

	Three Months Ended September 30,
	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (250 properties):
Rental income	$114,222	$112,886	$1,336	1.2
Tenant recovery income	26,023	27,077	(1,054)	(3.9)
Other property income	1,869	2,215	(346)	(15.6)
Other investment properties:
Rental income	2,410	3,397	(987)
Tenant recovery income	496	626	(130)
Other property income	93	65	28
Expenses:
Same store investment properties (250 properties):
Property operating expenses	(21,243)	(21,954)	711	3.2
Real estate taxes	(18,374)	(18,551)	177	1.0
Other investment properties:
Property operating expenses	(810)	(1,240)	430
Real estate taxes	(1,129)	(722)	(407)
Net operating income:
Same store investment properties	102,497	101,673	824	0.8
Other investment properties	1,060	2,126	(1,066)
Total net operating income	103,557	103,799	(242)	(0.2)

Other income (expense):
Straight-line rental income, net	417	407	10
Amortization of acquired above and below market lease intangibles, net	286	437	(151)
Amortization of lease inducements	(524)	—	(524)
Straight-line ground rent expense	(1,036)	(948)	(88)
Depreciation and amortization	(56,527)	(57,286)	759
Provision for impairment of investment properties	(10,660)	—	(10,660)
Loss on lease terminations	(1,689)	(1,392)	(297)
General and administrative expenses	(7,227)	(5,011)	(2,216)
Dividend income	302	578	(276)
Interest income	16	157	(141)
Gain on extinguishment of debt	—	991	(991)
Equity in loss of unconsolidated joint ventures, net	(1,863)	(1,869)	6
Interest expense	(49,456)	(56,903)	7,447
Co-venture obligation expense	—	(1,791)	1,791
Recognized gain on marketable securities	9,108	—	9,108
Other income, net	726	567	159
Total other expense	(118,127)	(122,063)	3,936	3.2

Loss from continuing operations	(14,570)	(18,264)	3,694	20.2
Discontinued operations:
Loss, net	(11,788)	(378)	(11,410)
Gain on sales of investment properties, net	8,756	14,517	(5,761)
(Loss) income from discontinued operations	(3,032)	14,139	(17,171)	(121.4)
Gain (loss) on sales of investment properties, net	1,650	(891)	2,541
Net loss	(15,952)	(5,016)	(10,936)	(218.0)
Net income attributable to noncontrolling interests	—	(7)	7	100.0
Net loss attributable to Company shareholders	$(15,952)	$(5,023)	$(10,929)	(217.6)
Total net operating income decreased by $242, or 0.2%. Total rental income, tenant recovery and other property income decreased by $1,153, or 0.8%, and total property operating expenses and real estate taxes decreased by $911, or 2.1%, for the three months ended September 30, 2012 as compared to September 30, 2011. Same store net operating income increased by $824, or 0.8%.
Rental income.    Rental income increased $1,336, or 1.2%, on a same store basis from $112,886 to $114,222. The same store increase is primarily due to:

•
an increase of $1,896 consisting of $5,514 resulting from new tenant leases and net contractual rent increases, partially offset by a decrease of $3,618 from early terminations and natural expirations of certain tenant leases, partially offset by

•
a decrease of $528 due to reduced rent as a result of temporary rent reductions for certain tenants, co-tenancy provisions in certain leases and rent abatements as a result of efforts to increase occupancy.

Overall, rental income increased $349, or 0.3%, from $116,283 to $116,632, due to the same store increase of $1,336 discussed above, partially offset by a decrease of $987 in other investment properties. The decrease in other investment properties primarily consisted of a decrease of $1,195 related to one property partially sold to our RioCan joint venture during the third quarter of 2011, partially offset by an increase of $257 from two additional phases of existing properties acquired during the third quarter of 2011, as well as increased occupancy at our non-stabilized operating and development properties.
Tenant recovery income.    Tenant recovery income decreased $1,054, or 3.9%, on a same store basis from $27,077 to $26,023, primarily due to decreases in tenant recoveries resulting from decreases in real estate tax expense, partially offset by adjustments to the 2011 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the three months ended September 30, 2012.
Total tenant recovery income decreased $1,184, or 4.3%, from $27,703 to $26,519, primarily due to the decrease in the same store portfolio described above, a decrease in recovery income resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011 and a decrease in recovery income at University Square, partially offset by increases related to our development and non-stabilized operating properties and from two additional phases of existing properties acquired during the third quarter of 2011.
Property operating expenses.    Property operating expenses decreased $711, or 3.2%, on a same store basis from $21,954 to $21,243. The same store decrease is primarily due to a $943 decrease in bad debt expense and certain non-recoverable expenses, partially offset by an increase in certain recoverable property operating expenses of $232.
Total property operating expenses decreased $1,141, or 4.9%, from $23,194 to $22,053, primarily due to the same store decrease of $711 discussed above and a $443 decrease in certain recoverable and non-recoverable property operating expenses in other investment properties.
Real estate taxes.    Real estate taxes decreased $177, or 1.0%, on a same store basis from $18,551 to $18,374. This decrease is primarily due to:

•	a net decrease of $378 in current period expense primarily due to decreases in assessed values;

•	a decrease in tax consulting fees of $196, partially offset by

•	a $362 decrease in real estate tax refunds received.
Overall, real estate taxes increased $230, or 1.2%, from $19,273 to $19,503 primarily due to an increase of $525 from University Square, partially offset by a decrease in real estate tax expense of $236 related to the property partially sold to our RioCan joint venture during the third quarter of 2011 and the decrease in the same store portfolio described above.
Other income (expense).    Total other expense decreased $3,936, or 3.2%, from $122,063 to $118,127, primarily due to:

•	a $9,108 increase in recognized gain on marketable securities due to an increase in sales volume of marketable securities in the third quarter of 2012;

•	a $7,447 decrease in interest expense primarily due to:

•	a $6,930 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a decrease in interest on our credit facility of $1,049 due to lower interest rates following the February 2012 amendment and restatement of the facility despite increased borrowings;

•	a $391 decrease in interest on notes payable due to the repayment of the mezzanine note;

•	a decrease in amortization of loan fees of $298, partially offset by

•	an $891 increase in prepayment penalties related to the repayment of mortgage debt; and

•	a net decrease of $382 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages, partially offset by

•
a $10,660 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the condensed consolidated financial statements), we recognized impairment charges of $10,660 and none for the three months ended September 30, 2012 and 2011, respectively. In addition, 13 of our properties at September 30, 2012 had impairment indicators driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The undiscounted future cash flows for those 13 properties exceeded their respective carrying values by a weighted average of 49%. Accordingly, no additional impairment provisions were warranted for these properties. As of September 30, 2011, 11 of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 47%.

Discontinued operations.    Discontinued operations consist of amounts related to 20 properties that were sold and two properties classified as held for sale as of and during the nine months ended September 30, 2012. Discontinued operations also consist of 11 properties that were sold during the year ended December 31, 2011. There were no properties that qualified for held for sale accounting treatment as of December 31, 2011. During the nine months ended September 30, 2012, we closed on the sale of 15 single-user retail properties, three multi-tenant retail properties, a single-user industrial property and a single-user office property, which was transferred to the lender in a deed-in-lieu of foreclosure transaction. The dispositions during the nine months ended September 30, 2012 aggregated 2,758,800 square feet for net sales proceeds of $78,053, extinguishment of debt of $137,123 and total gains of $16,518. We closed on the sale of 11 properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509. The properties disposed of during 2011 included five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties.
Comparison of the Nine Months Ended September 30, 2012 and 2011
The table below presents operating information for our same store portfolio consisting of 250 operating properties acquired or placed in service prior to January 1, 2011, along with a reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the nine months ended September 30, 2012 and 2011. The number of properties in our same store portfolio decreased to 250 as of September 30, 2012 from 270 as of June 30, 2012 as a result of the third quarter sales of 18 investment properties and the two properties classified as held for sale, all of which qualified as discontinued operations. The properties in "Other investment properties" primarily include our development properties, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in "Other investment properties" due to the uncertainty of the timing of transfer of ownership of this property. Prior to the quarter ended June 30, 2012, we had included University Square in the same store portfolio.

	Nine Months Ended September 30,
	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (250 properties):
Rental income	$341,873	$338,070	$3,803	1.1
Tenant recovery income	78,153	77,410	743	1.0
Other property income	7,142	7,608	(466)	(6.1)
Other investment properties:
Rental income	6,998	11,015	(4,017)
Tenant recovery income	1,333	2,282	(949)
Other property income	390	253	137
Expenses:
Same store investment properties (250 properties):
Property operating expenses	(66,014)	(68,274)	2,260	3.3
Real estate taxes	(54,024)	(54,578)	554	1.0
Other investment properties:
Property operating expenses	(1,984)	(3,745)	1,761
Real estate taxes	(3,948)	(2,618)	(1,330)
Net operating income:
Same store investment properties	307,130	300,236	6,894	2.3
Other investment properties	2,789	7,187	(4,398)
Total net operating income	309,919	307,423	2,496	0.8

Other income (expense):
Straight-line rental income, net	920	(288)	1,208
Amortization of acquired above and below market lease intangibles, net	1,206	1,229	(23)
Amortization of lease inducements	(607)	—	(607)
Straight-line ground rent expense	(2,862)	(2,852)	(10)
Depreciation and amortization	(170,009)	(171,601)	1,592
Provision for impairment of investment properties	(11,983)	—	(11,983)
Loss on lease terminations	(6,550)	(8,085)	1,535
General and administrative expenses	(18,691)	(16,382)	(2,309)
Dividend income	1,782	1,776	6
Interest income	56	507	(451)
Gain on extinguishment of debt	3,879	15,429	(11,550)
Equity in loss of unconsolidated joint ventures, net	(5,467)	(6,028)	561
Interest expense	(142,333)	(170,121)	27,788
Co-venture obligation expense	(3,300)	(5,375)	2,075
Recognized gain on marketable securities	16,373	277	16,096
Other (expense) income, net	(342)	1,323	(1,665)
Total other expense	(337,928)	(360,191)	22,263	6.2

Loss from continuing operations	(28,009)	(52,768)	24,759	46.9
Discontinued operations:
Loss, net	(9,725)	(28,830)	19,105
Gain on sales of investment properties, net	16,518	18,678	(2,160)
Income (loss) from discontinued operations	6,793	(10,152)	16,945	166.9
Gain on sales of investment properties	6,652	4,171	2,481
Net loss	(14,564)	(58,749)	44,185	75.2
Net income attributable to noncontrolling interests	—	(23)	23	100.0
Net loss attributable to Company shareholders	$(14,564)	$(58,772)	$44,208	75.2
Total net operating income increased by $2,496, or 0.8%. Total rental income, tenant recovery and other property income decreased by $749, or 0.2%, and total property operating expenses and real estate taxes decreased by $3,245, or 2.5%, for the nine months ended September 30, 2012 as compared to September 30, 2011. Same store net operating income increased by $6,894, or 2.3%.
Rental income.    Rental income increased $3,803, or 1.1%, on a same store basis from $338,070 to $341,873. The same store increase is primarily due to:

•
an increase of $5,472 consisting of $16,970 resulting from new tenant leases and net contractual rent increases, partially offset by a decrease of $11,498 from early terminations and natural expirations of certain tenant leases, partially offset by

•
a decrease of $1,548 due to reduced rent as a result of temporary rent reductions for certain tenants, co-tenancy provisions in certain leases and rent abatements as a result of efforts to increase occupancy.

Overall, rental income decreased $214, or 0.1%, from $349,085 to $348,871, due to a decrease of $4,017 in other investment properties, mostly offset by the same store increase of $3,803 discussed above. The decrease in other investment properties primarily consisted of a decrease of $5,411 related to one property partially sold to our RioCan joint venture during the third quarter of 2011 partially offset by an increase of $1,426 from two additional phases of existing properties acquired during the third quarter of 2011, as well as increased occupancy at our non-stabilized operating and development properties.
Tenant recovery income.    Tenant recovery income increased $743, or 1.0%, on a same store basis from $77,410 to $78,153, primarily due to adjustments to the 2011 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the nine months ended September 30, 2012, partially offset by decreases in tenant recoveries resulting from decreases in recoverable property operating expenses and real estate tax expense.
Total tenant recovery income decreased $206, or 0.3%, from $79,692 to $79,486, primarily due to a decrease in recovery income resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011 and a decrease in recovery income at University Square, partially offset by increases related to our development and non-stabilized operating properties and from two additional phases of existing properties acquired during the third quarter of 2011 and the increase in the same store portfolio described above.
Property operating expenses.    Property operating expenses decreased $2,260, or 3.3%, on a same store basis from $68,274 to $66,014. The same store decrease is primarily due to decreases in certain recoverable property operating expenses of $2,619, primarily due to reduced snow removal expenses resulting from a mild winter in 2012 and a decrease in bad debt expense of $910, partially offset by increases in certain non-recoverable property operating expenses of $1,269.
Total property operating expenses decreased $4,021, or 5.6%, from $72,019 to $67,998, primarily due to the $2,260 decrease in the same store portfolio described above and decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense in other investment properties of $1,063, $255 and $442, respectively.
Real estate taxes.    Real estate taxes decreased $554, or 1.0%, on a same store basis from $54,578 to $54,024. This decrease is primarily due to:

•	a net decrease of $2,581 in current period expense primarily due to decreases in assessed values;

•	a decrease in tax consulting fees of $329, partially offset by

•	a net increase of $1,722 representing changes in prior year estimates adjusted based on actual real estate taxes paid; and

•	a $634 decrease in real estate tax refunds received.
Overall, real estate taxes increased $776, or 1.4%, from $57,196 to $57,972 primarily due to an increase of $2,083 from University Square and an increase of $167 from two additional phases of existing properties acquired during the third quarter of 2011, partially offset by a decrease in real estate tax expense of $1,067 related to the property partially sold to our RioCan joint venture during the third quarter of 2011 and the decrease in the same store portfolio described above.
Other income (expense).    Total other expense decreased $22,263, or 6.2%, from $360,191 to $337,928, primarily due to:

•	a $27,788 decrease in interest expense primarily due to:

•	a $19,552 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a net increase of $4,567 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages;

•	a decrease in amortization of loan fees of $1,887;

•	a $1,221 decrease in interest on our derivative liabilities due to the reclassification of $1,445 of previously deferred accumulated other comprehensive income into earnings in 2011; and

•	a decrease in interest on our credit facility of $478 due to lower interest rates following the February 2012 amendment and restatement of the facility despite increased borrowings.

•	a $16,096 increase in recognized gain on marketable securities due to an increase in sales volume of marketable securities in the second and third quarters of 2012, partially offset by

•
an $11,983 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the condensed consolidated financial statements), we recognized impairment charges of $11,983 and none for the nine months ended September 30, 2012 and 2011, respectively. Refer to the discussion of three-month results for additional information regarding impairment; and

•
a $11,550 decrease in gain on extinguishment of debt due to debt forgiveness of $14,438 realized in 2011 on the payoff of three mortgage loans and a $991 gain realized in 2011 on the partial sale of one property to our RioCan joint venture compared to debt forgiveness of $3,879 realized in 2012 on the payoff of a construction loan on a non-stabilized operating property.

Discontinued operations.    Refer to the discussion of three-month results for information regarding discontinued operations.
Funds From Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations (FFO). We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of investment properties, plus depreciation and amortization and impairment charges on investment properties, including adjustments for unconsolidated joint ventures in which we hold an interest. We have adopted the NAREIT definition in our computation of FFO. We believe that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO as FFO excluding the impact of gains and losses from the early extinguishment of debt and other items as denoted within the calculation that we do not believe are representative of the operating results of our core business platform. We consider Operating FFO a meaningful additional measure of operating performance primarily because it excludes the effects of transactions and other events which we do not consider representative of the operating results of our core business platform. Neither FFO nor Operating FFO represent alternatives to "Net Income" as an indicator of our performance and "Cash Flows from Operating Activities" as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO and Operating FFO are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011
Net loss attributable to Company shareholders	$(15,952)	$(5,023)	$(14,564)		$(58,772)
Depreciation and amortization (a)	61,219	63,549	188,600		193,385
Provision for impairment of investment properties (a)	22,377	1,379	24,930	(b)	35,649
Gain on sales of investment properties (a)	(10,406)	(13,626)	(23,170)		(22,849)
Noncontrolling interests' share of depreciation related to consolidated joint ventures (a)	—	(132)	—		(812)
Funds from operations	$57,238	$46,147	$175,796		$146,601

Debt prepayment penalties (a)	1,443	—	1,443		—
Excise tax accrual	—	—	4,594		—
Gain on extinguishment of debt	—	(991)	(3,879)		(15,429)
Mortgage premium write-off	—	—	(10,295)		(4,750)
Recognized gain on marketable securities	(9,108)	—	(16,373)		(277)
Other	—	—	(1,627)		—
Operating funds from operations	$49,573	$45,156	$149,659		$126,145

(a)	Includes amounts from discontinued operations.

(b)
Excludes $88 of our pro rata share of the impairment charges recorded at our Hampton joint venture during the nine months ended September 30, 2012 pursuant to our discontinuation of the application of the equity method of accounting for this joint venture. Refer to Note 12 to the accompanying condensed consolidated financial statements for additional discussion.

We revised our 2011 calculation of FFO as it relates to IW JV to more accurately reflect the nature of our co-venture partner's investment as a financing arrangement. Accordingly, the calculation of FFO for the three and nine months ended September 30, 2011 has been revised to conform to the current presentation.
Depreciation and amortization related to investment properties for purposes of calculating FFO include loss on lease terminations, which encompasses the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Loss on lease terminations included in depreciation and amortization above excludes the write-off of tenant-related above and below market lease intangibles and lease inducements that are otherwise included in "Loss on lease terminations" in the accompanying condensed consolidated statements of operations and other comprehensive loss.
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
The primary expected sources and uses of our consolidated cash and cash equivalents are as follows:

SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant improvement allowances and leasing costs
▪	Available borrowings under our existing revolving	▪	Improvements made to individual properties that are
	line of credit		not recoverable through common area maintenance
▪	Secured loans collateralized by individual properties		charges to tenants
▪	Asset sales	▪	Debt repayment requirements
▪	Joint venture equity from institutional partners	▪	Distribution payments
▪	Proceeds from capital markets transactions
Long-Term:
		▪	Acquisitions
		▪	New development
		▪	Major redevelopment, renovation or expansion
One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension and subsequent termination of our share repurchase program, total or partial dispositions of assets through sales or contributions to joint ventures and completion of a public offering and listing of our Class A common stock on the NYSE. As of September 30, 2012, we had $338,554 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our unsecured credit facility, by obtaining secured loans collateralized by individual properties, through asset sales and through other capital markets transactions.

The following table summarizes our consolidated indebtedness, net of discount, at September 30, 2012:

Debt	Aggregate Principal Amount at September 30, 2012	Interest Rate/Weighted Average Interest Rate	Years to Maturity/Weighted Average Years to Maturity
Fixed rate:
Mortgages payable (a)	$1,772,871	5.74%	5.7 years
IW JV mortgages payable	488,082	7.50%	7.2 years
IW JV senior mezzanine note (b)	85,000	12.24%	7.2 years
IW JV junior mezzanine note (b)	40,000	14.00%	7.2 years
	2,385,953
Variable rate:
Construction loan	10,946	2.50%	2.1 years

Mortgages and notes payable	2,396,899

Unsecured credit facility:
Fixed rate term loan	300,000	2.79%	3.4 years
Variable rate revolving line of credit	235,000	2.50%	2.4 years
	535,000	2.66%	3.0 years

Total consolidated indebtedness	$2,931,899	5.77%	5.5 years

(a)	Mortgages payable are presented net of discount of $1,619, net of accumulated amortization, which was outstanding as of September 30, 2012.

(b)	Notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance depending on the date the prepayment is made.
Mortgages Payable and Construction Loans
Mortgages payable outstanding as of September 30, 2012, including a construction loan and IW JV mortgages payable which are discussed further below, were $2,271,899 and had a weighted average interest rate of 6.11%. Of this amount, $2,260,953 had fixed rates ranging from 3.50% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.13% at September 30, 2012. The remaining $10,946 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on LIBOR at September 30, 2012. Properties with a net carrying value of $3,559,925 at September 30, 2012 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $27,083 at September 30, 2012 and related tenant leases are pledged as collateral for the construction loan. Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties. As of September 30, 2012, our outstanding mortgage indebtedness had a weighted average years to maturity of 6.0 years.
During the nine months ended September 30, 2012, we obtained mortgages payable proceeds of $281,874 (of which $280,586 represents mortgages payable originated on 10 properties and $1,288 relates to draws on construction loans), made mortgages payable repayments of $725,118 (excluding principal amortization of $26,711) and received debt forgiveness of $27,449. The mortgages payable originated during the nine months ended September 30, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.53% and a weighted average years to maturity of 9.4 years. The fixed or variable interest rates of the loans repaid during the nine months ended September 30, 2012 ranged from 3.25% to 7.50% and had a weighted average interest rate of 5.64%.
IW JV 2009 Mortgages Payable and Mezzanine Notes
On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 in exchange for a 23% noncontrolling interest in IW JV. IW JV, which was controlled by us and therefore consolidated, is managed and operated by us. Pursuant to the terms and conditions of the IW JV organizational documents, on April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to repurchase the remaining 23% interest in IW JV, resulting in us owning 100% of IW JV. The mortgages and notes payable mature on December 1, 2019; however, the notes payable can be prepaid beginning in February 2013 for a fee ranging from 1% to 5% of the outstanding principal balance, depending on the date the prepayment is made.

Mezzanine Note and Margin Payable
During the year ended December 31, 2010, we borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of the mortgage payable, as required by the lender. The mezzanine note bore interest at 11.00% and was scheduled to mature on December 16, 2013. On July 2, 2012, we repaid the entire balance of this mezzanine note.
In past years, we purchased a portion of our securities through a margin account. As of September 30, 2012 and December 31, 2011, we recorded a payable of none and $7,541, respectively, for securities purchased on margin. During the nine months ended September 30, 2012, we did not borrow on our margin account and paid down $7,541.
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
On February 24, 2012, we amended and restated our existing credit agreement to provide for a senior unsecured credit facility in the aggregate amount of $650,000, consisting of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan from a number of financial institutions. The senior unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $850,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of September 30, 2012, we had a total of $235,000 outstanding under the senior unsecured revolving line of credit. As of September 30, 2012, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.
Availability.    The aggregate availability under the senior unsecured revolving line of credit shall at no time exceed the lesser of (x) 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties and (y) the amount that would result in a debt service coverage ratio for the unencumbered pool assets of not less than 1.50x, less the outstanding balance of the unsecured term loan. As of September 30, 2012, we had full availability under the senior unsecured revolving line of credit, of which we had borrowed $235,000, leaving $115,000 available.
Maturity and Interest.    The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. We have a one-year extension option on both the unsecured revolving line of credit and unsecured term loan, which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.25% of the commitment amount being extended. The senior unsecured revolving line of credit and unsecured term loan bear interest at a rate equal to LIBOR plus a margin of between 1.75% and 2.50% or the alternate base rate plus a margin of between 0.75% and 1.50%, both based on our leverage ratio as calculated under the credit agreement. In the event that we become investment grade rated by two of the three major rating agencies (Fitch, Moody's and Standard & Poor's), the pricing on our credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin of between 1.15% and 1.95%, or the alternate base rate plus a margin of between 0.15% and 0.95%, in each case depending on our credit rating. If we are unable to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to LIBOR plus the margins described above, interest rates, under certain circumstances, may be based on an alternate base rate, as defined in the credit agreement, plus an applicable margin, which would result in higher effective interest rates than the LIBOR-based rates described above. In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap. As of September 30, 2012, the weighted average interest rate under the senior unsecured revolving line of credit and unsecured term loan was 2.66%.
Recourse.    The senior unsecured revolving line of credit and unsecured term loan are our direct recourse obligation. Our obligations under the credit facility are guaranteed by certain of our subsidiaries.
Financial Covenants.    The senior unsecured revolving line of credit and unsecured term loan include, among others, the following financial covenants: (i) maximum leverage ratio not to exceed 60%, which ratio may be increased once to 62.5% for two consecutive quarters if necessary, (ii) minimum fixed charge coverage ratio of not less than 1.45x, which ratio will be increased to 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $2,000,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) maximum secured indebtedness not to exceed 52.5% of our total asset value, which percentage will be decreased to 50% on the date of issuance of our financial statements for the quarter ending March 31, 2013 and further reduced to 45% on the date of issuance of our financial statements for the quarter ending March 31, 2014, (v) unhedged variable rate debt of not more than 20% of our total asset value, (vi) maximum dividend payout ratio of the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations," excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or an amount necessary to maintain our REIT status and (vii) secured recourse indebtedness and guarantee obligations associated with secured financing may not exceed $100,000. As of September 30, 2012, our leverage ratio and fixed charge coverage ratio, calculated in accordance with the terms of the senior unsecured revolving line of credit and unsecured term loan under our credit agreement, were 51.45% and 1.73x, respectively. These ratios are presented solely for the purpose of demonstrating contractual covenant compliance and should not be viewed as measures of our historical or future financial performance, financial position or cash flow.
Other Covenants and Events of Default.    The senior unsecured revolving line of credit and unsecured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress, mortgage notes receivable and marketable securities, and require that we obtain consent for any sale of assets in any fiscal quarter with a value greater than 10% of our total asset value or merger in which we are not the surviving entity or other merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $26,865 of non-recourse indebtedness that was in default as of September 30, 2012), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.
Debt Maturities
The following table shows the scheduled maturities of our mortgages payable, notes payable, margin payable and unsecured credit facility as of September 30, 2012 for the remainder of 2012, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2012:

	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$62,230	$276,324	$195,777	$471,439	$48,214	$1,208,588	$2,262,572	$2,481,827
Notes payable	—	—	—	—	—	125,000	125,000	136,207
Unsecured credit facility - term loan (c)	—	—	—	—	300,000	—	300,000	300,000
Total fixed rate debt	62,230	276,324	195,777	471,439	348,214	1,333,588	2,687,572	2,918,034

Variable rate debt:
Mortgages payable	—	—	10,946	—	—	—	10,946	10,946
Unsecured credit facility - line of credit	—	—	—	235,000	—	—	235,000	235,000
Total variable rate debt	—	—	10,946	235,000	—	—	245,946	245,946
Total maturing debt (d)	$62,230	$276,324	$206,723	$706,439	$348,214	$1,333,588	$2,933,518	$3,163,980

Weighted average interest rate on debt:
Fixed rate debt	7.60%	5.21%	7.09%	5.76%	3.23%	6.87%	6.06%
Variable rate debt	—%	—%	2.50%	2.50%	—%	—%	2.50%
Total	7.60%	5.21%	6.84%	4.68%	3.23%	6.87%	5.77%

(a)	The debt maturity table does not include mortgage discount of $1,619, net of accumulated amortization, which was outstanding as of September 30, 2012.

(b)	Includes $76,109 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of September 30, 2012, the weighted average years to maturity of consolidated indebtedness was 5.5 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. In these cases, the total outstanding indebtedness is included in the year corresponding to the loan maturity date or, if the mortgage payable is amortizing, the payments are presented in accordance with the loan's original amortization schedule. As of September 30, 2012, we were making accelerated principal payments on two mortgages payable with a combined outstanding principal balance of $71,365, which are reflected in the years corresponding to the loan maturity dates. During the nine months ended September 30, 2012, we made accelerated principal payments of $5,937 with respect to these mortgages payable. If we are not able to cure these arrangements, these mortgages payable would have a weighted average years to maturity of 6.5 years. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of September 30, 2012, is included in the 2012 column. In the second quarter of 2010, we ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of our other mortgages payable or credit agreements. We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of September 30, 2012, we had accrued $6,732 of interest related to this matured mortgage payable. We plan on addressing our mortgages payable maturities by using proceeds from our unsecured credit facility, by obtaining secured loans collateralized by individual properties, through asset sales and through other capital markets transactions.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flows, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior unsecured revolving line of credit and unsecured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations," excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
Prior to our Listing, we maintained a DRP which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the nine months ended September 30, 2012, we received $11,626 in investor proceeds through our DRP, all of which were received in the first quarter of 2012.
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

The following table provides summary information regarding our properties under or held for development as of September 30, 2012, including one consolidated joint venture, two wholly-owned properties and a portion of one wholly-owned operating property. As of September 30, 2012, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed. As of September 30, 2012, the ABR from the portion of our development properties with respect to which construction has been completed was $1,479.

Location	Property Name	Our Ownership Percentage	Carrying Value at September 30, 2012		Construction Loan Balance at September 30, 2012
Henderson, Nevada	Green Valley Crossing	50.0%	$3,091		$10,946
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,393		—
Henderson, Nevada	Lake Mead Crossing	100.0%	17,322		—
			$49,433	(a)	$10,946

(a)	Total excludes $27,047 of costs placed in service.
Asset Disposition and Operating Joint Venture Activity
During 2011 and the nine months ended September 30, 2012, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions, including partial sales, during 2011 and the nine months ended September 30, 2012.

	Number of Assets Sold	GLA	Consideration	Total Debt Extinguished	Net Sales Proceeds
2012 Dispositions (through September 30, 2012)	20	2,758,800	$219,835	$137,123	$78,053
2011 Partial Sales	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088
Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2012 and 2011
Cash Flows from Operating Activities
Cash flows provided by operating activities were $131,655 and $128,387 for the nine months ended September 30, 2012 and 2011, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties, sales of investment properties and marketable securities, and gain on extinguishment of debt. The $3,268 increase is primarily attributable to a decrease in cash paid for interest of $25,514, an increase in distributions on investments in unconsolidated joint ventures of $3,228, and timing of payments for property operating expenses, partially offset by an increase in payments of leasing fees and inducements of $30,845, primarily incurred in conjunction with the renewal of a significant office lease.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $230,133 and $111,107, respectively, for the nine months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011, we received distributions of investments in unconsolidated joint ventures of $17,403 and $2,384, respectively, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $200,645 and $160,303, respectively, and we received proceeds from the sale of marketable securities of $25,799 and $359, respectively. Amounts received from (used to fund) restricted escrow accounts, some of which are required under certain mortgage arrangements, were $21,099 and $(3,395), respectively. In addition, $26,690 and $20,205, respectively, were used for capital expenditures and tenant improvements, $7,859 and $9,557, respectively, were invested in our unconsolidated joint ventures and $285 and $2,441, respectively, were invested in existing development projects.
Cash Flows from Financing Activities
Cash flows used in financing activities were $390,374 and $253,089, respectively, for the nine months ended September 30, 2012 and 2011. In 2012, we received $272,081 in proceeds from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with our April 2012 public offering. We used $511,288 and $195,854, respectively, related to the net activity from principal payments, payoffs, the payment and refund of fees and deposits, net proceeds from our credit facility and new mortgages secured by our properties. We also repaid the $50,000 original loan balance in settlement of the co-

venture obligation during the nine months ended September 30, 2012. During the nine months ended September 30, 2012 and 2011, we paid $90,191 and $52,561, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders and we also used $7,541 and $2,073, respectively, for the repayment of margin debt.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of September 30, 2012, the joint venture had originally acquired seven properties (which we contributed) for approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of acquisition. On February 23, 2012, the joint venture sold one multi-tenant retail property to our RioCan joint venture for $35,366. Proceeds from the sale were used to pay off the outstanding mortgage principal balance of $20,625.
On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. As of September 30, 2012, our RioCan joint venture had acquired nine multi-tenant retail properties from us for aggregate consideration of $286,065, including earnout proceeds, and had assumed from us mortgages payable on these properties totaling approximately $157,888. Separately, as of September 30, 2012, our RioCan joint venture had acquired five additional multi-tenant properties from other parties, one of which was acquired from our MS Inland joint venture on February 23, 2012, as previously discussed.
In addition, as of September 30, 2012, we held investments in two other unconsolidated joint ventures that are further discussed in Note 12 to the accompanying condensed consolidated financial statements.
The table below summarizes the outstanding debt of our unconsolidated joint ventures as of September 30, 2012, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$313,254	4.16%	4.3 years
MS Inland (b)	20.0%	$156,617	4.97%	4.8 years
Hampton Retail Colorado (c)	95.9%	$12,856	6.15%	1.9 years

(a)	Aggregate principal amount excludes mortgage premium of $1,081 and discount of $1,040, net of accumulated amortization.

(b)
Aggregate principal amount excludes mortgage premium of $3, net of accumulated amortization. As of September 30, 2012, our MS Inland joint venture has one mortgage payable that is maturing in 2012, with a principal balance of $12,946 and an interest rate of 6.88%. Subsequent to September 30, 2012, the loan was paid off with proceeds from a capital call from the members of the joint venture. Our proportionate share was $2,604.

(c)	The weighted average interest rate increases to 6.90% on September 5, 2013. Aggregate principal amount excludes mortgage premium of $2,337, net of accumulated amortization.
Other than described above, we have no off-balance-sheet arrangements as of September 30, 2012 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Contracts and Commitments
Effective January 1, 2012, we and the Group initiated a self-funded group medical benefits plan for our respective employees. We and the Group independently entered into separate service agreements with a third party administrator (TPA), which can be terminated without cause, at any time, by giving notice to the TPA at least 25 days prior to the termination date. The TPA is responsible for claims administration, review of claims for payment, payment of claims on behalf of us and the Group, adjudication of the claims, and to provide stop loss coverage. We and the Group collectively entered into a stop loss agreement provided by the TPA, where we and the Group are reimbursed for individual claims in excess of $140 and total aggregate claims in excess of approximately $9,303 for the calendar year ended December 31, 2012. As of September 30, 2012, the total aggregate claims paid were $6,563, of which $1,484 related to us. As of September 30, 2012, we had a liability of $227, which represented claims incurred but not paid and estimated claims incurred but not reported.
Critical Accounting Policies and Estimates
Our 2011 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, revenue recognition, marketable securities, partially-owned entities, derivatives and hedging and allowance for doubtful accounts. For the nine months ended September 30, 2012, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements regarding certain recent accounting pronouncements that we have recently adopted.
Subsequent Events
Subsequent to September 30, 2012, we:

•
drew $65,000 on our senior unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate outstanding principal balance of $77,392 as of September 30, 2012 that were secured by five properties and had a weighted average stated interest rate of 5.72%;

•
closed on the sale of Mervyns - Bakersfield, a 75,100 square foot single-user retail property located in Bakersfield, California for a sales price of $3,250 and no anticipated gain or loss on sale due to impairment charges recognized during the nine months ended September 30, 2012;

•	closed on the sale of Giant Eagle, a 116,100 square foot single-user retail property located in Columbus, Ohio for a sales price of $22,400 and anticipated gain on sale of approximately $5,457; and

•
closed on the sale of Pro's Ranch Market, a 75,500 square foot single-user retail property located in El Paso, Texas for a sales price of $7,750 and no significant anticipated gain or loss on sale due to impairment charges recognized during the nine months ended September 30, 2012.

On October 5, 2012, all 48,518 shares of our Class B-1 common stock automatically converted to shares of Class A common stock.

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
As of September 30, 2012, we had $376,109 of variable-rate debt based on LIBOR that was swapped to fixed-rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value at September 30, 2012
Unsecured term loan	$300,000	February 24, 2016	$1,247
The Shops at Legacy	61,100	December 15, 2013	1,763
Heritage Towne Crossing	8,604	September 30, 2016	330
Newnan Crossing II	6,405	May 7, 2013	142
	$376,109		$3,482
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $4,768.
The combined carrying amount of our mortgages payable, notes payable and unsecured credit facility is approximately $232,081 lower than the fair value as of September 30, 2012.
We had $245,946 of variable-rate debt, excluding $376,109 of variable-rate debt that was swapped to fixed-rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.50% at September 30, 2012. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2012, interest expense would increase and cash flows would decrease by approximately $2,459 on an annualized basis.
We are exposed to equity price risk as a result of our investments in marketable securities. Equity price risk changes as the volatility of equity prices change or the values of corresponding equity indices change.
As of September 30, 2012, our investment in marketable securities totaled $9,347, which included $7,040 of accumulated unrealized net gain. In the event that the value of our marketable securities declined by 50%, our investment would be reduced to $4,674 and, if we then sold all of our marketable securities at this value, we would realize a gain on marketable securities of $2,367. For the nine months ended September 30, 2012, our cash flows from operating activities included $2,070 that we received as distributions on our marketable securities. We could lose some or all of these cash flows if these distributions were reduced or eliminated in the future. Because our marketable securities are equity securities, the issuers of these securities could determine to reduce or eliminate these distributions at any time in their discretion.

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
Based on management's evaluation as of September 30, 2012, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information

Item 1.    Legal Proceedings
In 2012, certain holders of our stock filed putative class action lawsuits against us and certain of our officers and directors. The lawsuits allege, among other things, that our directors and officers breached their fiduciary duties to our stockholders and, as a result, unjustly enriched our Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain stockholders to acquire additional stock and caused our stockholders to suffer a loss in share value, all measured in some manner by reference to our 2012 offering price when we listed our shares on the New York Stock Exchange. The lawsuits seek unspecified damages and other relief. Based on our initial review of the complaints, we believe the lawsuits to be without merit and intend to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcomes of these matters will not have a material effect on our financial statements.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our financial statements.
Item 1A.    Risk Factors
There have been no material changes to our risk factors during the three months ended September 30, 2012 compared to those risk factors presented in our Annual Report on Form 10-K for the year ended December 31, 2011 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description
3.1	Sixth Amended and Restated Bylaws of Retail Properties of America, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 20, 2012).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (filed herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three-Month Periods and Nine-Month Periods Ended September 30, 2012 and 2011, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2012 and 2011, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2012 and 2011, and (v) Notes to Condensed Consolidated Financial Statements.*

*
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
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	November 6, 2012

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President, Chief Financial Officer
and Treasurer

Date:	November 6, 2012

By:	/s/ JAMES W. KLEIFGES

James W. Kleifges
Executive Vice President and Chief Accounting Officer

Date:	November 6, 2012