Form 10-K
period 2012-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2013-02-20
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-35481
RETAIL PROPERTIES OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Maryland	42-1579325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2021 Spring Road, Suite 200, Oak Brook, Illinois	60523
(Address of principal executive offices)	(Zip Code)
 630-634-4200
(Registrant’s telephone number, including area code)
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $.001 par value	New York Stock Exchange
7.00% Series A Cumulative Redeemable Preferred Stock, $.001 par value	New York Stock Exchange
 Securities registered pursuant to Section 12(g) of the Act:

Title of class
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2012, the aggregate market value of the Class A common stock held by non-affiliates was approximately $826.6 million based upon the closing price as reported on the New York Stock Exchange on June 29, 2012 of $9.72. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 15, 2013:
Class A common stock:    133,606,778 shares
Class B-2 common stock:    48,518,389 shares
Class B-3 common stock:    48,518,389 shares

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All share amounts and dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. We define non-stabilized properties as those properties that have not achieved 90% or greater occupancy since their development and have been operational for less than one year. In this report, all references to “we,” “our,” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries, including consolidated joint ventures.
Item 1. Business
General
We are a fully integrated, self-administered and self-managed real estate investment trust (REIT) formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of December 31, 2012, our retail operating portfolio consisted of 230 properties with approximately 32,671,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 10.5 years since the initial construction. As of December 31, 2012, our retail operating portfolio was 89.9% occupied and 92.4% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of December 31, 2012, we also held interests in 10 office properties, two industrial properties, 22 retail operating properties held by three unconsolidated joint ventures, three retail properties under development and three retail operating properties classified as held for sale. The following summarizes our consolidated operating portfolio as of December 31, 2012:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	230	32,671	89.9%	92.4%

Office/Industrial
Wholly-owned	12	2,185	100.0%	100.0%
Total consolidated operating portfolio	242	34,856	90.5%	92.9%

(a)	Includes leases signed but not commenced.
As of December 31, 2012, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting obligations since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
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
Our business is inherently competitive. Property owners, including us, compete on the basis of location, visibility, quality and aesthetic value of construction, volume of traffic, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Further, our tenants compete with other forms of retailing, including e-commerce, catalog companies and direct consumer sales. We may, at times, compete with newer properties or those in more desirable locations. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. For example, we may decide to focus on renting space to specific retailers who will complement our existing tenants and increase traffic. We believe the principal factors that retailers consider in making their leasing decisions include:

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
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we currently distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly-owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates. The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.
Regulation
General
The properties in our portfolio are subject to various laws, ordinances and regulations, including regulations relating to common areas. We believe each of our existing properties has the necessary permits and approvals to operate its business.
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

Independent environmental consultants have conducted Phase I Environmental Site Assessments or similar environmental audits for all of our investment properties at the time they were acquired. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records and visual inspection of the property, but do not include soil sampling or ground water analysis. These environmental site assessments have not revealed, nor are we aware of, any environmental liability that we believe will have a material effect on our operations. Refer to Item 1A. “Risk Factors” for more information regarding environmental matters.
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
Employees
As of December 31, 2012, we had approximately 250 employees.
Access to Company Information
We make available, free of charge, through our website and by responding to requests addressed to our investor relations group, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and proxy statements filed or furnished pursuant to 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.rpai.com. The information contained on our website, or other websites linked to our website, is not part of this document. You may also obtain our reports by accessing the EDGAR database at the SEC’s website at www.sec.gov.
Shareholders wishing to communicate directly with the board of directors or any committee can do so by writing to the attention of the Board of Directors or Committee in care of Retail Properties of America, Inc. at 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523.
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
Real estate investments are subject to various risks and fluctuations and cycles in value and demand, many of which are beyond our control. Our financial performance and the value of our properties can be affected by many of these factors, including the following:

•
the national, regional and local economy, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity concerns in our markets and other adverse business concerns;

•
local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•
vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements or inducements, early termination rights or below-market renewal options;

•	the convenience and quality of competing retail properties and other retailing options such as the internet;

•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of our retail properties;

•	inability to collect rent from tenants;

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
In addition, because the yields available from equity investments in real estate depend in large part on the amount of rental income earned, as well as property operating expenses and other costs incurred, a period of economic slowdown or recession, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties, including those held by joint ventures, may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading prices of our Class A common stock and Series A preferred stock and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.
Continued economic weakness from the severe U.S. economic recession that began in 2008 may materially and adversely affect our cash flow, financial condition and results of operations.
The U.S. economy is still experiencing weakness from the severe recession that began in 2008, which resulted in increased unemployment, decreased consumer spending, reduced demand and rental rates for retail space, the bankruptcy or weakened financial condition of a number of large retailers and a decline in residential and commercial property values. Although the U.S. economy has emerged from that recession, high levels of unemployment have persisted, and rental rates and valuations for retail space have not fully recovered to pre-recession levels and may not for a number of years. If the economic recovery slows or stalls, we may continue to experience downward pressure on the rental rates we are able to charge as leases signed prior to the recession expire, and tenants may declare bankruptcy, announce store closings or fail to meet their lease obligations, any of which could adversely affect our cash flow, financial condition and results of operations.
Substantial international, national and local government spending and increasing deficits may adversely affect our cash flow, financial condition and results of operations.
The values of, and the cash flows from, the properties we own are affected by developments in global, national and local economies. As a result of the severe recession that began in 2008 and the significant government interventions, federal, state and local governments have incurred record deficits and assumed or guaranteed liabilities of private financial institutions or other private entities. These increased budget deficits and the weakened financial condition of federal, state and local governments may lead to reduced governmental spending, tax increases, public sector job losses, increased interest rates, currency devaluations or other adverse economic events, which may directly or indirectly adversely affect our cash flow, financial condition and results of operations.

We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We have acquired and intend to continue to acquire properties located in developed areas. Consequently, we compete with numerous developers, owners and operators of retail properties, many of which own properties similar to, and in the same market areas as, our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates below those we currently charge in order to attract new tenants and retain existing tenants when their leases expire. As a result, our cash flow, financial condition and results of operations may be adversely affected.
We may be required to make rent or other concessions and/or significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our cash flow, financial condition and results of operations.
In order to attract new tenants and retain existing tenants, we may be required to offer more substantial rent abatements, tenant improvements or inducements and early termination rights or accommodate requests for renovations, build-to-suit remodeling and other improvements or provide additional services to our tenants. As a result, we may have to make significant capital or other expenditures in order to retain tenants whose leases expire and to attract new tenants in sufficient numbers, which could adversely affect our results of operations and cash flow. Additionally, if we need to raise capital to make such expenditures and are unable to do so, or such capital is otherwise unavailable, we may be unable to make the required expenditures. This could result in non-renewals by tenants upon expiration of their leases, which could adversely affect our cash flow, financial condition and results of operations.
Our inability to collect rents from tenants may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. Therefore, our cash flow, financial condition and results of operations materially depend on the financial stability of our tenants, any of which may experience a change in their business at any time, and our ability to continue to lease space in our properties on economically favorable terms. If the sales of stores operating in our centers decline sufficiently, tenants may be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales, and new tenants might be less willing to pay minimum rents as high as they would otherwise pay. Further, tenants may delay lease commencements, decline to extend or renew a lease upon its expiration or on terms favorable to us, or exercise early termination rights (to the extent available). If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be adversely affected.
We may be unable to renew leases, lease vacant space or re-lease space as leases expire and rents associated with new leases for the properties in our portfolio may be less than expiring rents (lease roll-down), which could adversely affect our cash flow, financial condition and results of operations.
Approximately 7.5% of the total GLA in our retail operating portfolio, excluding leases signed but not commenced, including our pro rata share of unconsolidated joint ventures, was vacant as of December 31, 2012. In addition, leases accounting for approximately 33.7% of the ABR in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as of December 31, 2012 are scheduled to expire between 2013 and 2015. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, lease inducements or incentives, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. The rental rate spread between expiring leases and new leases may vary both from property to property and among different leased spaces within a single property. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our cash flow, financial condition and results of operations could be adversely affected.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Our cash flow, financial condition and results of operations could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency, of any anchor store or anchor tenant, particularly an anchor tenant with multiple store locations. Anchor tenants generally occupy large amounts of square footage, pay a significant portion of the total rents at a property and contribute to the success of other tenants by drawing significant numbers of customers to a property. The closing of one or more anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases permit termination or rent reduction in those circumstances or whose own operations may suffer as a result of the anchor store closing. Additional bankruptcies or insolvencies of, or store closings by, our anchor tenants could significantly increase vacancies and reduce our rental income. We may be unable to re-let such space on similar terms and in a timely manner.
Many of the leases at our retail properties contain “co-tenancy” or “go-dark” provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Many of the leases at our retail properties contain “co-tenancy” provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or the tenant’s obligation to continue occupancy in certain conditions, including: (i) the presence of a certain anchor tenant or tenants and the continued operation of an anchor tenant’s store; or (ii) minimum occupancy levels at the applicable property. If a co-tenancy provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, terminate its lease early or have its rent reduced. In periods of prolonged economic decline, there is a higher than normal risk that co-tenancy provisions will be triggered due to the higher risk of tenants closing stores or terminating leases during these periods. For example, the effects of past tenant bankruptcies triggered some co-tenancy clauses in certain other tenant leases, which provided certain of these tenants with immediate reductions in their annual rents and permitted them to terminate their leases if a suitable replacement was not found within the allotted time period. In addition to these co-tenancy provisions, certain of the leases at our retail properties contain “go-dark” provisions that allow the tenant to cease operations at the applicable property while continuing to pay rent. This could result in decreased customer traffic at the applicable property, thereby decreasing sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or expense recovery charges. These provisions also may result in lower rental revenue generated under the applicable leases. To the extent co-tenancy or go-dark provisions in our retail leases result in lower revenue or tenant sales or in tenants’ rights to terminate their leases early or to have their rent reduced, our cash flow, financial condition and results of operations could be adversely affected.
We may be unable to collect balances due on our leases from any tenants in bankruptcy, which could adversely affect our cash flow, financial condition and results of operations.
Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or otherwise closed certain of their stores in recent years. We cannot assure you that any tenant that files for bankruptcy protection will continue to occupy their locations or pay us rent. Any or all of the tenant’s or a guarantor of a tenant’s lease obligations could be subject to a bankruptcy proceeding pursuant to Chapter 11 or Chapter 7 of the bankruptcy laws of the United States. Such a bankruptcy filing could limit our ability to collect pre-bankruptcy rents from these entities or their properties, unless we receive an order from the bankruptcy court permitting us to do so. A tenant or lease guarantor bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately limit or preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, the tenant would vacate the premises and we would only have a general unsecured claim for damages. This claim could be paid only in the event funds are available, and then only in the same percentage as that realized on other unsecured claims, and our claim would be limited to the sum of (i) rent already due and unpaid plus (ii) the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years. Therefore, if a lease is rejected, we would likely receive substantially less than the full value of any unsecured claims we hold, if anything, which could result in a reduction in our cash flow, financial condition and results of operations.
Our expenses may remain constant or increase, even if income from our properties decreases, causing our cash flow, financial condition and results of operations to be adversely affected.
Costs associated with our business, such as mortgage payments, real estate and personal property taxes, insurance, utilities and corporate expenses, are relatively inflexible and generally do not decrease when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs if our revenue declines, our cash flow, financial condition and results of operations may be adversely affected. In addition, inflationary price increases could result in increased operating costs for us and our tenants and, to the extent we are unable to pass along those price increases or are unable to recover operating expenses from tenants, could adversely affect our cash flow, financial condition and results of operations.
Real estate related taxes may increase and if these increases are not passed on to tenants, our cash flow, financial condition and results of operations will be reduced.
Even if we qualify as a REIT for U.S. federal income tax purposes, we will be required to pay state and local taxes on our properties. The real property taxes may increase as property values or assessment rates change or as our properties are assessed or reassessed by taxing authorities. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some leases may permit us to pass through such tax increases to our tenants, there is no assurance that renewal leases or future leases will be negotiated on the same basis. If our property taxes increase and we are unable to pass those increases through to our tenants, our cash flow, financial condition and results of operations could be adversely affected.
We have a high concentration of properties in the Dallas-Fort Worth-Arlington area, and adverse economic and other developments in that area could have a material adverse effect on us.
As of December 31, 2012, approximately 11.3% of the GLA and approximately 14.3% of the ABR from our retail operating portfolio were represented by properties located in the Dallas-Fort Worth-Arlington area. As a result, we are particularly susceptible to adverse economic and other developments in this area, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation, and natural disasters, any of which could have a material adverse effect on us.
We depend on external sources of capital that are outside of our control, which may affect our ability to seize strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary financing on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings;

•	our cash flow and cash distributions; and

•	the market price per share of our Class A common stock and Series A preferred stock.
If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire and on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond on our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. In addition, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective. As a result of such tax laws and the uncertainty of market conditions, our ability to promptly make changes to our portfolio as necessary to respond to economic and other conditions may be limited, and we cannot provide any assurance that we will be able to sell such properties at a profit, or at all. Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to acquire properties strategically and pay down indebtedness, for example.

When acquiring a property in the future, we may also agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions may restrict our ability to sell a property at opportune times or on favorable terms and, as a result, may adversely impact our cash flow, financial condition and results of operations.
Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our shareholders that we will have funds available to correct such defects or to make such improvements and, therefore, we may be unable to sell the asset or may have to sell it at a reduced price.
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

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;
•we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

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

If we cannot finance property acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Joint venture investments could be adversely affected by our lack of sole decision-making authority.
We have made and may continue to make investments in joint ventures or other partnership arrangements between us and our joint venture partners. As of December 31, 2012, we held a portion of one development property with 44,000 square feet of GLA in one consolidated joint venture and 22 operating properties with 4,421,000 square feet of GLA in three unconsolidated joint ventures. Investments in joint ventures or other partnership arrangements involve risks not present were a third party not involved, including the following:

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

•
two of our unconsolidated joint venture agreements have, and future joint venture agreements may contain, buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner;

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

•	our partners may take actions that could jeopardize our REIT status or require us to pay taxes;

•
actions by our partners might subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements or other adverse consequences that may reduce our returns;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business and could result in subjecting properties owned by the partnership or joint venture to additional risk; and

•	we may in certain circumstances be liable for the actions of our third-party partners.
If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Our development, redevelopment and construction activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
Our development, redevelopment and construction activities include risks that are different and, in most cases, greater than the risks associated with our acquisition of fully developed and stabilized operating properties. We may provide a completion of construction and principal guaranty to the construction lender. As a result of such a guaranty, we may subject a property to liabilities in excess of those contemplated and thus reduce our return to investors. As of December 31, 2012, we had guaranteed $4,168 of the construction loan associated with one consolidated joint venture property. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with our development and redevelopment activities include:

•
significant time lag between commencement and stabilization subjects us to greater risks due to fluctuations in the general economy, including national, regional and local economic downturns and shifts in demographics;

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

Additionally, the time frame required for development or redevelopment and lease-up of these properties means that we may not realize a significant cash return for several years. If any of the above events occur, the development of the properties may hinder our growth and have an adverse effect on our cash flow, financial condition and results of operations. In addition, new development activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.
We are subject to litigation that may negatively impact our cash flow, financial condition and results of operations.
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition and results of operations. For a further discussion of litigation risks, see Note 20 to the consolidated financial statements.
A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We have 17 properties in our portfolio that are either completely or partially on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease, we could lose the right to use the property. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2023 and 2105. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. Furthermore, we can provide no assurances that we will be able to renew our ground leases upon expiration. If we were to lose the right to use a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which we determine are sufficient to cover reasonably foreseeable losses. Tenants on a net lease typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property and we may not have sufficient resources to fund such losses. In addition, we may be subject to certain types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. If we experience a loss that is uninsured or that exceeds policy limits, we could lose all or a significant portion of the capital we have invested in the damaged property, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties are irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage to our properties. For example, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms. In addition, a number of our properties are located in California and other regions that are especially susceptible to earthquakes. If we experience a loss, due to such natural disasters or other relevant factors, that is uninsured or which exceeds our policy limits, we could incur significant costs and lose the capital invested in the damaged properties, as well as the anticipated future revenue from those properties, which could adversely affect our cash flow, financial condition and results of operations. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties are irreparably damaged.
In addition, insurance risks associated with potential terrorist acts could sharply increase the premium we pay for coverage against property and casualty claims. Further, mortgage lenders, in some cases, insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our shareholders that we will have adequate coverage for such losses and, to the extent we must pay unexpectedly large amounts for insurance, our cash flow, financial condition and results of operations could be materially and adversely affected.
We may incur significant costs complying with the ADA and similar laws, which could adversely affect our cash flow, financial condition and results of operations.
Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance. Noncompliance with the ADA could result in imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance, and we may also incur fines and/or damages to private litigants. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.
We may incur liability with respect to contaminated property or incur costs to comply with environmental laws, which may negatively impact our cash flow, financial condition and results of operations.
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities, without regard to whether we comply with environmental laws in doing so. The environmental site assessments described in Item 1. “Business — Environmental Matters” have a limited scope and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.
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

We cannot assure you that costs or liabilities incurred as a result of environmental issues will not have a material adverse effect on our cash flow, financial condition and results of operations.
Our properties may contain or develop harmful mold or suffer from other indoor air quality issues, which could lead to liability for adverse health effects or property damage or cost for remediation and may adversely impact our cash flow, financial condition and results of operations.
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
We have experienced aggregate net losses available to common shareholders for the years ended December 31, 2012, 2011 and 2010, and we may experience future losses.
We had net losses available to common shareholders of approximately $710, $72,609 and $95,843 for the years ended December 31, 2012, 2011 and 2010, respectively. If we continue to incur significant net losses in the future or such losses increase, our cash flow, financial condition and results of operations could be materially and adversely affected.
We may experience a decline in the fair value of our assets and be forced to recognize impairment charges, which could materially and adversely impact our financial condition, results of operations and future cash flow.
A decline in the fair value of our assets may require us to recognize an impairment charge against such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets to maturity or for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be unrecoverable. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our cash flow and future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. For the years ended December 31, 2012, 2011 and 2010, we recognized aggregate impairment charges related to investment properties and notes receivable of $25,842, $39,981 and $23,057, respectively (including $24,519, $32,331 and $12,027, respectively, reflected in discontinued operations). We may be required to recognize additional asset impairment charges in the future.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. We do not, however, have employment agreements with the members of our senior management team. Therefore, we cannot guarantee their continued service. Moreover, among other things, it would constitute an event of default under the credit agreement governing our senior unsecured revolving line of credit and unsecured term loan if certain members of management (or a reasonably satisfactory replacement) ceased to continue to be active on a daily basis in our management. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
RISKS RELATED TO OUR DEBT FINANCING
We had $2,593,581 (excluding mortgage discount of $1,492, net of accumulated amortization) of consolidated indebtedness outstanding as of December 31, 2012, which could adversely affect our financial health and operating flexibility.
We have a substantial amount of indebtedness. As of December 31, 2012, we had $2,593,581 (excluding mortgage discount of $1,492, net of accumulated amortization) of aggregate consolidated indebtedness outstanding, the majority of which was secured by one or more of our properties. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which limits the cash flow available to pursue desirable business opportunities, pay operating expenses and make distributions to our shareholders.

Our substantial indebtedness could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, debt service requirements, capital expenditures, execution of our growth strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates;

•	our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness, including the $236,194 and $188,618 of our indebtedness maturing in 2013 and 2014, respectively;

•
limiting our ability to enter into financing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions;

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
If any one of these events were to occur, our cash flow, financial condition and results of operations could be materially and adversely affected.
A significant portion of the indebtedness we incur is secured and defaults may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.
As of December 31, 2012, we had a total of $2,088,581 (excluding mortgage discount of $1,492, net of accumulated amortization) of indebtedness secured by 173 of our 242 operating properties. Because a significant number of our properties continue to be mortgaged to secure payments of indebtedness, we are subject to the risk of property loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default.
As of December 31, 2012, we had a $26,865 mortgage loan that had matured, which was secured by one property with 287,000 square feet of GLA representing $1,455 of ABR. We can provide no assurance that we will be able to restructure our current obligations under the mortgage loan that matured or that our negotiations with the lender will result in a favorable outcome to us. Failure to restructure our mortgage obligation could result in default and foreclosure actions and loss of the underlying property. In the event that we default on other mortgages in the future, either as a result of ceasing to make debt service payments or the failure to meet applicable covenants, we may have additional properties that are subject to potential foreclosure. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.
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
We have historically incurred mortgage indebtedness and other borrowings in order to finance acquisitions or ongoing operations and we intend to continue to do so in the future. Our debt service and repayment requirements will not be reduced regardless of our actual cash flows. In addition, in order to maintain our qualification as a REIT, we must annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the deduction for dividends paid and excluding net capital gains, and we are generally subject to corporate tax on any retained income. As a result, if our future cash flow is not sufficient to meet our debt service and repayment requirements and the REIT distribution requirements, we may be required to use cash reserves, incur additional debt or liquidate assets in order to meet those requirements. However, we cannot provide assurance that capital will be available from such sources on favorable terms or at all, which may negatively impact our cash flow, financial condition and results of operations.
Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and other provisions under the credit agreement governing our senior unsecured revolving line of credit and unsecured term loan or other debt agreements.
On February 24, 2012, we amended and restated our secured credit agreement to provide for a senior unsecured credit facility in the aggregate amount of $650,000, consisting of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan with a number of financial institutions. The credit agreement governing this senior unsecured revolving line of credit and unsecured term loan requires compliance with certain financial and operating covenants, including, among other things, a leverage ratio, certain coverage ratios and net worth covenants, a covenant regarding minimum occupancy, limitations on our ability to incur unhedged variable rate debt or recourse indebtedness, limitations on our investments in unimproved land, unconsolidated joint ventures, construction in progress and mortgage notes receivable. The credit agreement also requires us to obtain consent prior to selling assets above a certain value or increasing our total assets by more than a certain amount as a result of a merger. In addition, our senior unsecured revolving line of credit and unsecured term loan limit our distributions to the greater of 95% of funds from operations, or FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any of our recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate subject to certain carveouts, failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events. These provisions could limit our ability to make distributions to our shareholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial returns to our shareholders. In addition, a breach of these covenants or other event of default would allow the lenders to accelerate payment of advances under the credit agreement. If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.
In addition, and in connection with the debt refinancing transaction of IW JV 2009, LLC (IW JV), a previously consolidated joint venture that became wholly-owned in April 2012, that owns a portfolio of investment properties, we entered into a lockbox and cash management agreement pursuant to which substantially all of the income generated by the IW JV properties is deposited directly into a lockbox account established by the lender. In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account for the benefit of the lender and held as additional security after the payment of interest and approved property operating expenses. Cash will not be distributed to us from these accounts until the earlier of a cash sweep event cure or the repayment of the mortgage loan, senior mezzanine note and junior mezzanine note. As of December 31, 2012, we were in compliance with the terms of the cash management agreement; however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.
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
Dislocations in the credit markets, generally or relating to the real estate industry specifically, may adversely affect our ability to obtain debt financing at favorable rates or at all. The credit markets experienced a severe dislocation during 2008 and 2009, which, for certain periods of time, resulted in the near unavailability of debt financing for even the most creditworthy borrowers. Although the credit markets have since stabilized, there are a number of continuing effects, including a weakening of many traditional sources of debt financing, a reduction in the overall amount of debt financing available, lower loan to value ratios, a tightening of lender underwriting standards and terms. As a result, we may not be able to refinance our existing debt when it comes due or to obtain new debt financing for acquisitions or development projects, or we may be forced to accept less favorable terms, including increased collateral to secure our indebtedness and/or more restrictive covenants. If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings, or be forced to dispose of properties on disadvantageous terms, any of which might adversely affect our ability to service other debt and meet our other obligations. In addition, if a dislocation similar to that which occurred in 2008 and 2009 occurs in the future, the values of our properties may decline further, which could limit our ability to obtain future debt financing, refinance existing debt or utilize existing debt commitments and thus materially and adversely affect our financial condition, particularly if it occurs at a time when we have significant debt maturities coming due.
Future increases in interest rates may adversely affect any future refinancing of our debt, may require us to sell properties and could adversely affect our cash flow, financial condition and results of operations.
Increases in interest rates would result in higher interest rates on our existing unhedged variable rate debt, and could adversely affect our cash flow, financial condition and results of operations. Additionally, if we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings than our current interest rates, our net income could be reduced and any increases in interest expense could adversely affect our cash flow, financial condition and results of operations.
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
Our investment, financing, distribution and operations policies are determined by our board of directors. These policies may be amended or revised at any time and from time to time at the discretion of the board of directors without a vote of our shareholders. As a result, the ability of our shareholders to control our policies and practices is extremely limited. We could make investments and engage in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange (NYSE). A change in these policies could have an adverse effect on our cash flow, financial condition and results of operations.
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
Certain provisions of Maryland law could inhibit changes of control in us, which could lower the values of our Class A common stock and Series A preferred stock.
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
In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our shareholders may believe to be in their best interests. Likewise, if our company’s board of directors were to opt in to the business combination provisions of the MGCL or the provisions of Title 3, Subtitle 8 of the MGCL, or if the provision in our bylaws opting out of the control share acquisition provisions of the MGCL were rescinded by our board of directors and our shareholders, these provisions of the MGCL could have similar anti-takeover effects.
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
RISKS RELATING TO OUR REIT STATUS
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our shareholders and materially and adversely affect our cash flow, financial condition and results of operations.
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
In addition, if we fail to qualify as a REIT, we will not be required to make distributions and it could result in default under certain of our indebtedness agreements. As a result of all these factors, our failure to qualify as a REIT could adversely affect our cash flow, financial condition and results of operations.
Even if we qualify as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, taxes on net income from certain “prohibited transactions,” taxes on income from certain activities conducted as a result of a foreclosure, and state or local income, franchise, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. Also, our consolidated TRS will be subject to regular corporate U.S. federal, state and local taxes. To the extent that we conduct operations outside of the United States, our operations would subject us to applicable foreign taxes as well. Any of these taxes would decrease our earnings and our cash flow.

Failure to make required distributions would subject us to U.S. federal corporate income tax.
In order to qualify as a REIT, we generally are required to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than the minimum amount specified under the Code. Moreover, our senior unsecured revolving line of credit and unsecured term loan may limit our distributions to the minimum amount required to maintain REIT status. Specifically, they limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. To the extent these limits prevent us from distributing 100% of our REIT taxable income, we will be subject to income tax, and potentially excise tax, on the retained amounts.
We may be required to borrow funds to satisfy our REIT distribution requirements.
In order to maintain our qualification as a REIT and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. Our cash flow from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise debt in order to fund distributions required to maintain our qualification as a REIT.
Dividends payable by REITs generally do not qualify for reduced tax rates.
Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates. Dividends payable by REITs, however, are generally taxed at ordinary income rates as opposed to the capital gains rate. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends.
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
In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which we made a REIT election. To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit of 9.8%, a common stock ownership limit of 9.8% and a preferred stock ownership limit of 9.8%. Generally, any shares of our stock owned by affiliated owners will be added together for purposes of the aggregate stock ownership limit, any shares of common stock owned by affiliated owners will be added together for purposes of the common stock ownership limit and any shares of preferred stock owned by affiliated owners will be added together for purposes of the preferred stock ownership limit.
If anyone attempts to transfer or own shares of stock in a way that would violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset. Anyone who acquires or owns shares of stock in violation of the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit, unless such ownership limit or limits have been waived by our board of directors, or in violation of the other restrictions on transfer or ownership in our charter, bears the risk of a financial loss when the shares of common or preferred stock are redeemed or sold, as applicable, if the market price of our common or preferred stock falls between the date of purchase and the date of redemption or sale.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Code limit our ability to hedge our liabilities. Generally, income from a hedging transaction we enter into to manage risk of interest rate fluctuations with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests, provided we properly identify the hedge pursuant to the applicable sections of the Code and Treasury regulations. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As a result of these rules, we may need to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on income or gains resulting from hedges entered into by it or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward for use against future taxable income in our TRS.
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
A number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock, including:

•	actual or anticipated changes in our quarterly operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	our strategic decisions, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	equity issuances by us or the perception that such issuances may occur;

•	conversions of our Class B common stock into shares of our Class A common stock or sales of our common stock;

•	adverse market reaction to any indebtedness we incur in the future;

•	increases in market interest rates or a decrease in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;

•	general market conditions, including factors unrelated to our performance;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	changes in accounting principles;

•	failure to satisfy the listing requirements of the NYSE;

•	failure to comply with the requirements of the Sarbanes‑Oxley Act; and

•	failure to qualify as a REIT.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Increases in market interest rates may result in a decrease in the value of our common and preferred stock.
One of the factors that may influence the price of our common and preferred stock is the dividend yield on our common and preferred stock relative to market interest rates. If market interest rates rise, which are currently at low levels relative to historical rates, prospective purchasers or holders of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate on our common or preferred stock. As a result, prospective purchasers may decide to purchase other securities rather than our common or preferred stock, which could reduce the demand for, and result in a decline in the market price of, our Class A common stock and Series A preferred stock.
Future conversions of our Class B common stock could adversely affect the market price of our Class A common stock.
As of December 31, 2012, we had 48,518 shares of each of our Class B-2 and Class B-3 common stock outstanding. Although our Class B common stock will not be listed on a national securities exchange, our Class B-2 common stock and Class B-3 common stock will convert automatically into Class A common stock on April 5, 2013 and October 7, 2013, respectively. We cannot predict the effect that the conversion of shares of our Class B common stock into our Class A common stock will have on the market price of our Class A common stock, but these ongoing conversions may place constant downward pressure on the price of our equity securities, particularly at the time of each conversion.
Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our common stock, may adversely affect the market prices of our common and preferred stock.
We have issued one series of preferred stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common shareholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market prices of our common and preferred stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.
The change of control conversion feature of our Series A preferred stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our Articles Supplementary for our Series A preferred stock), holders of our Series A preferred stock will have the right unless prior to the change of control conversion date (as defined in our Articles Supplementary for our Series A preferred stock), or in the event that we have provided notice of our election to redeem our Series A preferred stock, to convert some or all of their Series A preferred stock into shares of our common stock, or equivalent value of alternative consideration. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to 4.1736, subject to certain adjustments, multiplied by the number of shares of Series A preferred stock converted. In addition, the change of control conversion feature of our Series A preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that shareholders may otherwise believe are in their best interests.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A preferred stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock or Series A preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock or Series A preferred stock, respectively.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth summary information regarding our consolidated operating portfolio at December 31, 2012 (GLA and dollars (other than per square foot information) in thousands). This information is grouped into geographic regions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Geographic Area	Number of Properties	GLA	% of Total GLA (a)	Occupancy (b)	ABR	% of Total ABR (a)	ABR per Occupied Sq. Ft.
North
Connecticut, Indiana, Massachusetts, Maryland, Maine, Michigan, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont	82	10,515	32.2%	91.2%	$135,664	32.2%	$14.15
East
Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, South Carolina, Tennessee, Virginia	67	8,568	26.2%	92.9%	103,295	24.5%	12.98
West (c)
Arizona, California, Colorado, Iowa, Kansas, Montana, New Mexico, Nevada, Utah, Washington, Wisconsin	31	6,549	20.0%	84.6%	83,335	19.8%	15.04
South
Louisiana, Oklahoma, Texas	50	7,039	21.6%	89.2%	98,941	23.5%	15.76
Total - retail operating portfolio	230	32,671	100.0%	89.9%	421,235	100.0%	14.34
Office	10	1,898		100.0%	22,845		12.04
Industrial	2	287		100.0%	1,610		5.61
Total consolidated operating portfolio	242	34,856		90.5%	$445,690		$14.13

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2012. The consolidated operating portfolio was 92.9% leased including leases signed but not commenced as of December 31, 2012.

(c)	Excludes three single-user retail properties classified as held for sale as of December 31, 2012.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio including our pro rata share of unconsolidated joint ventures, based on ABR, as of December 31, 2012. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	Occupied GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
Best Buy Co., Inc.	Best Buy, Best Buy Mobile, Pacific Sales	31	1,069	3.5%	$14,581	3.3%	$13.64
Ahold USA, Inc.	Giant Foods, Stop & Shop	11	661	2.2%	13,033	3.0%	19.72
The TJX Companies Inc.	HomeGoods, Marshalls, TJ Maxx	48	1,266	4.2%	12,105	2.8%	9.56
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, The Christmas Tree Shops, Cost Plus Inc.	36	872	2.9%	11,309	2.6%	12.97
Ross Stores, Inc.		41	1,060	3.5%	10,910	2.5%	10.29
Rite Aid Corporation		35	425	1.4%	10,399	2.4%	24.47
PetSmart, Inc.		40	703	2.3%	9,883	2.3%	14.06
The Home Depot, Inc.		9	1,097	3.6%	9,135	2.1%	8.33
The Sports Authority, Inc.		17	690	2.3%	7,952	1.8%	11.52
SUPERVALU INC.	Acme, Jewel-Osco, Save-A-Lot, Shaw's Supermarkets, Shop N Save, Shoppers Food Warehouse	10	562	1.9%	7,705	1.8%	13.71
Pier 1 Imports, Inc.		38	378	1.2%	7,055	1.6%	18.66
Michaels Stores, Inc.		30	611	2.0%	6,859	1.6%	11.23
Publix Super Markets Inc.		15	634	2.1%	6,703	1.5%	10.57
Edwards Theaters, Inc.		2	219	0.7%	6,558	1.5%	29.95
Dicks Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy	12	518	1.7%	6,348	1.5%	12.25
Wal-Mart Stores, Inc.	Wal-Mart, Sam's Club	6	902	3.0%	5,984	1.4%	6.63
Kohl's Corporation		10	849	2.8%	5,826	1.3%	6.86
Office Depot, Inc.		21	420	1.4%	5,513	1.3%	13.13
Ascena Retail Group Inc.	Catherine's, Dress Barn, Fashion Bug, Justice, Lane Bryant, Maurices	57	282	0.9%	5,268	1.2%	18.68
Staples, Inc.		18	342	1.1%	4,687	1.1%	13.70
		487	13,560	44.7%	$167,813	38.6%	$12.38
The following table sets forth a summary, as of December 31, 2012, of lease expirations scheduled to occur during each of the ten calendar years from 2013 to 2022 and thereafter, assuming no exercise of renewal options or early termination rights. The following table is based on leases commenced as of December 31, 2012 for our retail operating portfolio including our pro rata share of unconsolidated joint ventures. Dollars (other than per square foot information) and square feet of GLA are presented in thousands in the table.

Lease Expiration Year	Lease Count	GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
2013 (a)	548	1,972	6.5%	$33,966	7.8%	$17.22
2014	700	3,884	12.8%	61,417	14.1%	15.81
2015	519	3,294	10.9%	48,243	11.1%	14.65
2016	399	2,751	9.1%	44,434	10.2%	16.15
2017	452	2,842	9.4%	43,200	9.9%	15.20
2018	235	2,004	6.6%	30,169	6.9%	15.05
2019	141	1,968	6.5%	27,631	6.4%	14.04
2020	113	2,120	7.0%	24,752	5.7%	11.68
2021	106	1,666	5.5%	24,138	5.5%	14.49
2022	116	2,180	7.2%	26,991	6.2%	12.38
Thereafter	203	5,400	17.9%	67,724	15.5%	12.54
Month-to-month	81	189	0.6%	2,908	0.7%	15.39
Leased Total	3,613	30,270	100.0%	$435,573	100.0%	$14.39

(a)	Excludes month-to-month leases.

As of December 31, 2012, the weighted average lease term of leases at our office and industrial properties, based on ABR, was 3.4 years, with no expirations prior to 2014.
Item 3. Legal Proceedings
In 2012, certain of our shareholders filed putative class action lawsuits against the Company and certain of its officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that the Company's directors and officers breached their fiduciary duties to the shareholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused the shareholders to suffer a loss in share value, all measured in some manner by reference to the Company's 2012 offering price when it listed its shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on its initial review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the financial statements of the Company.
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
The following table sets forth for the year ended December 31, 2012 the high and low sales prices for each quarter of our Class A common stock, which began trading on the NYSE on April 5, 2012 under the trading symbol “RPAI” and the quarterly dividend distributions per share of common stock for the years ended December 31, 2012 and 2011:

	Sales Price		Dividends per Share (c)
	High	Low
2012
Fourth Quarter	$12.75	$11.30	$0.165625
Third Quarter	$11.78	$9.45	$0.165625
Second Quarter (a)	$9.79	$8.50	$0.165625
First Quarter	n/a	n/a	$0.165625
2011
Fourth Quarter	n/a	n/a	$0.162500
Third Quarter (b)	n/a	n/a	$0.159375
Second Quarter	n/a	n/a	$0.156250
First Quarter	n/a	n/a	$0.148438

(a)	As our Class A common stock was not listed on a national securities exchange until April 5, 2012, the high/low sales prices for the second quarter are for April 5, 2012 through June 30, 2012.

(b)	The 2011 third quarter distribution was declared on October 3, 2011 to shareholders of record on that date and was paid on October 11, 2011.

(c)	All pre-Recapitalization amounts give retroactive effect to the Recapitalization, which is further described in Note 1 to the consolidated financial statements.
The closing share price for our Class A common stock on February 15, 2013, as reported on the NYSE, was $13.63.
We have determined that the dividends paid during 2012 and 2011 on our common stock qualify for the following tax treatment:

	2012		2011
Ordinary dividends	$0.015821	(a)	$0.121240
Nontaxable distributions	0.643554		0.483448
Total distribution per share	$0.659375		$0.604688

(a)	$0.015821 included in ordinary dividends is considered a qualified dividend.
As of February 15, 2013, there were approximately 32,000, 34,000 and 34,000 record holders of our Class A, Class B-2 and Class B-3 common stock, respectively. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to shareholders out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, selective acquisitions of new properties and potential redevelopment opportunities, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, and (viii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior secured revolving line of credit and secured term loan, which limit our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.
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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2012.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2012.
Equity Compensation Plan Information
The following table sets forth the following information as of December 31, 2012 regarding: (i) the number of shares of our common stock to be issued upon the exercise of outstanding options, warrants and rights; (ii) the weighted average exercise price of such options, warrants and rights, and (iii) the number of shares of our common stock remaining available for future issuance under our equity compensation plans other than outstanding options, warrants and rights.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares of Common Stock Remaining Available for Future Issuance under Equity Compensation Plans (excluding shares of common stock reflected in Column (a)) (c)
Equity Compensation Plans Approved by Shareholders	83	(1)	$19.31	4,020	(2)
Equity Compensation Plans Not Approved by Shareholders	—		—	—

(1)	Includes 48 shares of our Class A common stock and 35 shares of our Class B common stock.

(2)	Includes 66 shares of common stock remaining available under our Independent Director Stock Option Plan and 3,954 shares of common stock remaining available under our Equity Compensation Plan.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report. Previously reported selected financial data reflects certain reclassifications of revenues and expenses to discontinued operations as a result of the sales of investment properties in 2012. In addition, the common stock share and per share data give retroactive effect to the Recapitalization, which is further described in Note 1 to the consolidated financial statements.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2012	2011	2010	2009	2008
Net investment properties	$4,687,091	$5,260,788	$5,686,473	$6,103,782	$6,631,506
Total assets	$5,237,427	$5,941,894	$6,386,836	$6,928,365	$7,606,664
Total debt	$2,592,089	$3,481,218	$3,757,237	$4,110,985	$4,627,602
Total shareholders’ equity	$2,374,259	$2,135,024	$2,294,902	$2,441,550	$2,572,348

Total revenues	$567,023	$566,435	$595,567	$608,827	$641,293
Expenses:
Depreciation and amortization	217,303	218,833	223,485	226,006	224,926
Other	207,078	212,539	227,608	262,685	333,218
Total	424,381	431,372	451,093	488,691	558,144
Operating income	142,642	135,063	144,474	120,136	83,149
Gain on extinguishment of debt, net	3,879	15,345	—	—	—
Equity in (loss) income of unconsolidated joint ventures, net	(6,307)	(6,437)	2,025	(11,299)	(4,939)
Interest expense	(179,237)	(216,423)	(239,469)	(211,376)	(188,400)
Other non-operating income (expense)	24,788	(1,657)	(3,318)	5,354	(533,829)
Loss from continuing operations	(14,235)	(74,109)	(96,288)	(97,185)	(644,019)
Income (loss) from discontinued operations	5,945	(4,375)	1,581	(18,224)	(39,194)
Gain on sales of investment properties, net	7,843	5,906	—	—	—
Net loss	(447)	(72,578)	(94,707)	(115,409)	(683,213)
Net (income) loss attributable to noncontrolling interests	—	(31)	(1,136)	3,074	(514)
Net loss attributable to the Company	(447)	(72,609)	(95,843)	(112,335)	(683,727)
Preferred stock dividends	(263)	—	—	—	—
Net loss available to common shareholders	$(710)	$(72,609)	$(95,843)	$(112,335)	$(683,727)
(Loss) earnings per common share - basic and diluted:
Continuing operations	$(0.03)	$(0.35)	$(0.50)	$(0.49)	$(3.35)
Discontinued operations	0.03	(0.03)	—	(0.09)	(0.20)
Net loss per share available to common shareholders	$—	$(0.38)	$(0.50)	$(0.58)	$(3.55)

Distributions declared	$146,769	$120,647	$94,579	$75,040	$308,798
Distributions declared per common share	$0.66	$0.63	$0.49	$0.39	$1.60
Cash flows provided by operating activities	$167,085	$174,607	$184,072	$249,837	$309,351
Cash flows provided by (used in) investing activities	$471,829	$107,471	$154,400	$193,706	$(178,555)
Cash flows used in financing activities	$(636,854)	$(276,282)	$(321,747)	$(438,806)	$(126,989)
Weighted average number of common shares outstanding - basic and diluted	220,464	192,456	193,497	192,124	192,577

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

•	general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	changes in our business strategy;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	increased interest rates or operating costs;

▪	declining real estate valuations and impairment charges;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing;

•	our expected leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our failure to successfully operate acquired properties and operations;

•	our projected operating results;

•	our ability to manage our growth effectively;

•	our ability to successfully transition certain corporate office functions from previously-related parties to third parties or to us;

•	estimates relating to our ability to make distributions to our shareholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our failure to qualify as a REIT;

•	future terrorist attacks in the U.S.;

•	environmental uncertainties and risks related to natural disasters;

•	lack or insufficient amounts of insurance;

•	availability of and our ability to attract and retain qualified personnel;

•	retention of our senior management team;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	our ability to comply with the laws, rules and regulations applicable to companies.
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
The following discussion and analysis compares the years ended December 31, 2012, 2011 and 2010, and should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Executive Summary
We are a fully-integrated, self-administered and self-managed REIT formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of December 31, 2012, our retail operating portfolio consisted of 230 properties with approximately 32,671,000 square feet of GLA, was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on ABR, of approximately 10.5 years since the initial construction. As of December 31, 2012, our retail operating portfolio was 89.9% occupied and 92.4% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of December 31, 2012, we also held interests in 10 office properties, two industrial properties, 22 retail operating properties held by three unconsolidated joint ventures, three retail properties under development and three retail operating properties classified as held for sale. The following summarizes our consolidated operating portfolio as of December 31, 2012:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	230	32,671	89.9%	92.4%

Office/Industrial
Wholly-owned	12	2,185	100.0%	100.0%
Total consolidated operating portfolio	242	34,856	90.5%	92.9%

(a)	Includes leases signed but not commenced.
As of December 31, 2012, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.

2012 Company Highlights
Leasing Activity
We are encouraged by the leasing activity we achieved during 2012 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, having signed 672 new and renewal leases for approximately 3,573,000 square feet, achieving a renewal rate of 76.6%. Rental rate changes have varied by market during 2012 as certain markets are stabilizing or increasing, while other markets continue to experience a decline in market rates. Overall, rental rates for new leases signed in 2012 appear to be stabilizing, remaining nearly flat over previous rental rates for comparable leases, and rental rates on renewal leases signed in 2012 continued to improve, increasing by 5.63% over previous rental rates for comparable renewals. We expect similar market activity to continue during 2013.
The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as of December 31, 2012. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Improvements PSF
Comparable Renewal Leases	406	2,025	$17.46	$16.53	5.63%	4.91	$1.39
Comparable New Leases	84	438	18.51	18.54	(0.16)%	8.32	32.57
Non-Comparable New and Renewal Leases (b)	182	1,110	14.60	n/a	n/a	8.10	26.64
Total	672	3,573	$17.65	$16.89	4.50%	6.24	$13.06

(a)	Total excludes the impact of Non-Comparable Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Capital Markets and Balance Sheet Activity
In 2012, we continued to focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and capital markets transactions. Specifically, we:

•
completed a public offering of 36,570 shares of Class A common stock, resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI;

•
completed a public offering of 5,400 shares of 7.00% Series A cumulative redeemable preferred stock, resulting in gross proceeds of $135,000, or $130,747, net of the underwriting discount ($130,289, net of the underwriting discount and offering costs);

•
sold 31 operating properties, including one single-user office property that was transferred to the lender in a deed-in-lieu of foreclosure transaction, aggregating 4,420,300 square feet for total consideration of $475,631, resulting in net proceeds of $211,381 and debt extinguishment of $254,306;

•
repaid $175,000, net of borrowings, on our senior unsecured revolving line of credit, obtained mortgages payable proceeds of $319,691, made mortgages and notes payable repayments of $953,494 (excluding principal amortization of $34,989) and received forgiveness of debt of $27,449 (including $23,570 of debt extinguishment presented in the preceding bullet); and

•	liquidated our entire investments in securities portfolio, resulting in gains on sales of marketable securities of $25,840.
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

On February 15, 2012, we transferred our entire interest in our Britomart unconsolidated joint venture to our partner in a consolidated joint venture, resulting in the noncontrolling interest holder’s ownership interest being fully redeemed. Refer to Note 13 in the accompanying footnotes to the consolidated financial statements for further discussion.
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
During 2012, our Hampton joint venture sold a single-user retail property and a multi-tenant retail property aggregating 86,700 square feet for a combined sales price of $5,450. Proceeds from the sales were used to pay down $5,035 of the joint venture’s debt.
Distributions
We declared quarterly distributions totaling $0.66 per share of common stock during 2012.
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
This measure provides an operating perspective not immediately apparent from GAAP operating income or net (loss) income. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net (loss) income available to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the years ended December 31, 2012 and December 31, 2011
The following table presents operating information for our same store portfolio consisting of 239 operating properties acquired or placed in service prior to January 1, 2011, along with reconciliation to net operating income. The number of properties in our same store portfolio decreased to 239 as of December 31, 2012 from 250 as of September 30, 2012 as a result of the fourth quarter sales of eight investment properties, excluding the two properties classified as held for sale as of September 30, 2012 that subsequently sold in the fourth quarter of 2012, and the three properties classified as held for sale as of December 31, 2012, all of which qualified as discontinued operations. The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in “Other investment properties” due to the uncertainty of the timing of transfer of ownership of this property.

	2012	2011	Impact	Percentage
Revenues:
Same store investment properties (239 properties):
Rental income	$439,021	$434,680	$4,341	1.0
Tenant recovery income	104,711	103,317	1,394	1.3
Other property income	9,239	9,776	(537)	(5.5)
Other investment properties:
Rental income	9,455	13,296	(3,841)
Tenant recovery income	1,985	3,622	(1,637)
Other property income	459	319	140
Expenses:
Same store investment properties (239 properties):
Property operating expenses	(89,198)	(90,766)	1,568	1.7
Real estate taxes	(71,622)	(71,404)	(218)	(0.3)
Other investment properties:
Property operating expenses	(2,830)	(4,595)	1,765
Real estate taxes	(4,571)	(5,176)	605
Net operating income:
Same store investment properties	392,151	385,603	6,548	1.7
Other investment properties	4,498	7,466	(2,968)
Total net operating income	396,649	393,069	3,580	0.9

Other income (expense):
Straight-line rental income, net	809	(109)	918
Amortization of acquired above and below market lease intangibles, net	1,415	1,611	(196)
Amortization of lease inducements	(71)	(29)	(42)
Straight-line ground rent expense	(3,784)	(3,801)	17
Depreciation and amortization	(217,303)	(218,833)	1,530
Provision for impairment of investment properties	(1,323)	(7,650)	6,327
Loss on lease terminations	(6,872)	(8,590)	1,718
General and administrative expenses	(26,878)	(20,605)	(6,273)
Dividend income	1,880	2,538	(658)
Interest income	72	663	(591)
Gain on extinguishment of debt	3,879	15,345	(11,466)
Equity in loss of unconsolidated joint ventures, net	(6,307)	(6,437)	130
Interest expense	(179,237)	(216,423)	37,186
Co-venture obligation expense	(3,300)	(7,167)	3,867
Recognized gain on marketable securities	25,840	277	25,563
Other income, net	296	2,032	(1,736)
Total other expense	(410,884)	(467,178)	56,294	12.0

Loss from continuing operations	(14,235)	(74,109)	59,874	80.8
Discontinued operations:
Loss, net	(24,196)	(28,884)	4,688
Gain on sales of investment properties, net	30,141	24,509	5,632
Income (loss) from discontinued operations	5,945	(4,375)	10,320	235.9
Gain on sales of investment properties, net	7,843	5,906	1,937
Net loss	(447)	(72,578)	72,131	99.4
Net income attributable to noncontrolling interests	—	(31)	31
Net loss attributable to the Company	(447)	(72,609)	72,162	99.4
Preferred stock dividends	(263)	—	(263)
Net loss available to common shareholders	$(710)	$(72,609)	$71,899	99.0
Total net operating income increased by $3,580, or 0.9%. Total rental income, tenant recovery and other property income decreased by $140, or 0.0%, and total property operating expenses and real estate taxes decreased by $3,720, or 2.2%, for the year ended December 31, 2012, as compared to December 31, 2011. Same store net operating income increased by $6,548, or 1.7%.
Rental income. Rental income increased $4,341, or 1.0%, on a same store basis from $434,680 to $439,021. The same store increase is primarily due to:

•
an increase of $5,078 consisting of $20,136 resulting from contractual rent increases and new tenant leases replacing former tenants, partially offset by a decrease of $15,058 from early terminations and natural expirations of certain tenant leases, partially offset by

•
a decrease of $654 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Overall rental income increased $500, or 0.1%, from $447,976 to $448,476, due to the increase in the same store portfolio described above partially offset by a decrease of $3,841 in other investment properties, which primarily consisted of a decrease of $5,411 related to one property partially sold to our RioCan joint venture during the third quarter of 2011. This decrease was partially offset by an increase of $1,570 from two additional phases of existing properties acquired in 2011 as well as increased occupancy at our non-stabilized operating and development properties.
Tenant recovery income. Tenant recovery income increased $1,394, or 1.3%, on a same store basis from $103,317 to $104,711, primarily due to adjustments to the 2011 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the year ended December 31, 2012, partially offset by decreases in tenant recoveries resulting from decreases in recoverable property operating expenses and real estate tax expense.
Total tenant recovery income decreased $243, or 0.2%, from $106,939 to $106,696, primarily due to a decrease in recovery income resulting from the property partially sold to our RioCan joint venture during the third quarter of 2011 and a decrease in recovery income at University Square, partially offset by increases related to our development and non-stabilized operating properties and from two additional phases of existing properties acquired during the third quarter of 2011 and the increase in the same store portfolio described above.
Property operating expenses. Property operating expenses decreased $1,568, or 1.7%, on a same store basis from $90,766 to $89,198. The same store decrease is primarily due to decreases in certain recoverable property operating expenses of $2,543, primarily due to reduced snow removal expenses resulting from milder winter seasons in 2012 and a decrease in bad debt expense of $520, partially offset by an increase in certain non-recoverable property operating expenses of $1,495.
Total property operating expenses decreased $3,333, or 3.5%, from $95,361 to $92,028, primarily due to the decrease in the same store portfolio described above and decreases in certain recoverable and non-recoverable property operating expenses and bad debt expense in other investment properties of $1,151, $44 and $570, respectively.
Real estate taxes. Real estate taxes increased $218, or 0.3%, on a same store basis from $71,404 to $71,622. This increase is primarily due to:

•	a net increase of $1,655 representing changes in prior year estimates adjusted based on actual real estate taxes paid;

•	an $855 decrease in real estate tax refunds received, partially offset by

•	a net decrease of $1,992 in current period expense primarily due to decreases in assessed values; and

•	a decrease in tax consulting fees of $300.
Overall, real estate taxes decreased $387, or 0.5%, from $76,580 to $76,193 primarily due to a decrease in real estate tax expense of $1,193 related to the property partially sold to our RioCan joint venture during the third quarter of 2011, partially offset by an increase of $428 from University Square, an increase of $165 from two additional phases of existing properties acquired during the third quarter of 2011 and the increase in the same store portfolio described above.
Other income (expense). Total other expense decreased $56,294, or 12.0%, from $467,178 to $410,884, primarily due to:

•	a $37,186 decrease in interest expense primarily consisting of:

•	a $26,870 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a net increase of $4,181 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012;

•	a decrease in amortization of loan fees of $2,651;

•	a decrease in interest on our credit facility of $1,988 due to lower interest rates following the February 2012 amendment and restatement of the facility;

•	a $992 decrease in interest on our derivative liabilities primarily due to the reclassification of $1,445 of previously deferred accumulated other comprehensive income into earnings in 2011; and

•	a $733 decrease in interest on notes payable due to the repayment of a $13,900 mezzanine note in July 2012.
The significant decrease in interest expense was primarily due to a reduction in overall leverage. We expect a decrease in interest expense in 2013, but a smaller decrease than the 2012 decrease, based on continued execution of our strategic initiatives.

•	a $25,563 increase in recognized gain on marketable securities due to the sales of our remaining marketable securities portfolio in 2012;

•
a $6,327 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 17 and 18 to the consolidated financial statements), we recognized impairment charges of $1,323 and $7,650 for the years ended December 31, 2012 and 2011, respectively. In addition to those properties that were impaired, 10 of our properties, excluding properties sold, classified as held for sale or owned by an unconsolidated joint venture, had impairment indicators at December 31, 2012 driven by factors such as low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods and financially troubled tenants. The undiscounted future cash flows for those 10 properties exceeded their respective carrying values by a weighted average of 68%. Accordingly, no additional impairment charges were warranted for these properties. As of December 31, 2011, nine of our properties had impairment indicators; the undiscounted future cash flows for those properties exceeded their respective carrying value by a weighted average of 41%, partially offset by

•
an $11,466 decrease in net gain on extinguishment of debt primarily resulting from debt forgiveness of $14,438 realized in 2011 on the payoff of three mortgage loans and a $991 gain realized in 2011 on the partial sale of one property to our RioCan joint venture compared to debt forgiveness of $3,879 realized in 2012 on the payoff of a construction loan, and

•
a $6,273 increase in general and administrative expenses primarily due to costs incurred in conjunction with migrating our information technology platform, increased costs associated with being a publicly-traded company and increased legal expenses. We expect general and administrative expenses in 2013 to increase, but to a lesser extent than in 2012, with increases relating, in part, to continued execution of our strategic initiatives.

Discontinued operations. Discontinued operations consist of amounts related to 31 properties that were sold and three properties classified as held for sale as of and for the year ended December 31, 2012. Discontinued operations also consist of 11 properties that were sold during the year ended December 31, 2011. There were no properties that qualified for held for sale accounting treatment as of December 31, 2011. We closed on the sale of 22 single-user retail properties, five multi-tenant retail properties, a single-user industrial property and three single-user office properties, one of which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the year ended December 31, 2012. The 2012 dispositions aggregated 4,420,300 square feet for consideration totaling $475,631, extinguishment of mortgage debt of $254,306 and total gains of $30,141. We closed on the sale of five single-user retail properties, three single-user industrial properties and three multi-tenant retail properties during the year ended December 31, 2011 aggregating 2,792,200 square feet, for net sales proceeds totaling $98,088, extinguishment or repayment of debt of $43,250 and total gains of $24,509.
Comparison of the years ended December 31, 2011 to December 31, 2010
The table below presents operating information for our same store portfolio consisting of 239 operating properties acquired or placed in service prior to January 1, 2010, along with reconciliation to net operating income. The properties in the same store portfolio, as described, were owned for the years ended December 31, 2011 and 2010. The properties in “Other investment properties” include our development properties, some of which became operational during the periods presented, two additional phases of existing properties acquired during the third quarter of 2011, one operating property that was not stabilized for both periods presented and the properties that were partially sold to our RioCan joint venture during 2010 and 2011, none of which qualified for discontinued operations accounting treatment. In addition, we have included University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, in “Other investment properties” due to the uncertainty of the timing of transfer of ownership of this property.

	2011	2010	Impact	Percentage
Revenues:
Same store investment properties (239 properties):
Rental income	$434,680	$432,605	$2,075	0.5
Tenant recovery income	103,317	104,356	(1,039)	(1.0)
Other property income	9,776	14,143	(4,367)	(30.9)
Other investment properties:
Rental income	13,296	26,103	(12,807)
Tenant recovery income	3,622	6,973	(3,351)
Other property income	319	1,029	(710)
Expenses:
Same store investment properties (239 properties):
Property operating expenses	(90,766)	(89,933)	(833)	(0.9)
Real estate taxes	(71,404)	(75,429)	4,025	5.3
Other investment properties:
Property operating expenses	(4,595)	(6,710)	2,115
Real estate taxes	(5,176)	(5,400)	224
Net operating income:
Same store investment properties	385,603	385,742	(139)	—
Other investment properties	7,466	21,995	(14,529)
Total net operating income	393,069	407,737	(14,668)	(3.6)

Other income (expense):
Straight-line rental income	(109)	5,150	(5,259)
Amortization of acquired above and below market lease intangibles, net	1,611	1,851	(240)
Amortization of lease inducements	(29)	—	(29)
Straight-line ground rent expense	(3,801)	(4,109)	308
Insurance captive income	—	2,996	(2,996)
Depreciation and amortization	(218,833)	(223,485)	4,652
Provision for impairment of investment properties	(7,650)	(11,030)	3,380
Loss on lease terminations	(8,590)	(13,125)	4,535
Insurance captive expenses	—	(3,392)	3,392
General and administrative expenses	(20,605)	(18,119)	(2,486)
Dividend income	2,538	3,472	(934)
Interest income	663	740	(77)
Gain on extinguishment of debt	15,345	—	15,345
Equity in (loss) income of unconsolidated joint ventures, net	(6,437)	2,025	(8,462)
Interest expense	(216,423)	(239,469)	23,046
Co-venture obligation expense	(7,167)	(7,167)	—
Recognized gain on marketable securities, net	277	4,007	(3,730)
Other income (expense), net	2,032	(4,370)	6,402
Total other expense	(467,178)	(504,025)	36,847	7.3

Loss from continuing operations	(74,109)	(96,288)	22,179	23.0
Discontinued operations:
Loss, net	(28,884)	(22,225)	(6,659)
Gain on sales of investment properties, net	24,509	23,806	703
(Loss) income from discontinued operations	(4,375)	1,581	(5,956)	(376.7)
Gain on sales of investment properties, net	5,906	—	5,906
Net loss	(72,578)	(94,707)	22,129	23.4
Net income attributable to noncontrolling interests	(31)	(1,136)	1,105
Net loss available to common shareholders	$(72,609)	$(95,843)	$23,234	24.2
Total net operating income decreased by $14,668, or 3.6%. Total rental income, tenant recovery and other property income decreased by $20,199, or 3.5%, and total property operating expenses and real estate taxes decreased by $5,531, or 3.1%, for the year ended December 31, 2011, as compared to December 31, 2010. Same store net operating income decreased by $139, or 0.0%.
Rental income. Rental income increased $2,075, or 0.5%, on a same store basis from $432,605 to $434,680. The same store increase is primarily due to:

•
an increase of $3,495 consisting of $18,263 resulting from contractual rent increases and new tenant leases replacing former tenants partially offset by a decrease of $14,768 from early terminations and natural expirations of certain tenant leases, partially offset by

•
a decrease of $1,486 due to reduced rent as a result of co-tenancy provisions in certain leases, reduced percentage rent as a result of decreased tenant sales, and increased rent abatements as a result of efforts to increase occupancy.

Although same store rental income increased, overall rental income decreased by $10,732, or 2.3% from $458,708 to $447,976, due to a rental income decrease of $12,807 in other investment properties, partially offset by the same store increase discussed above. The decrease in other investment properties primarily consisted of a decrease of $14,474 related to properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011, partially offset by an increase of $1,652 from two additional phases of existing properties acquired in 2011 as well as increased occupancy at our non-stabilized operating and development properties.
Tenant recovery and other property income. Tenant recovery and other property income decreased $5,406, or 4.6%, on a same store basis from $118,499 to $113,093, primarily due to adjustments to the 2010 tenant recovery income estimates as a result of the completion of common area maintenance and real estate tax expense reconciliations during the year ended December 31, 2011 and decreases in tenant recoveries resulting from decreases in recoverable property operating expenses and real estate tax expense.
Total tenant recovery and other property income decreased $9,467, or 7.5%, from $126,501 to $117,034, primarily due to the decrease in the same store portfolio described above and decreases in recovery income of $3,671 resulting from the properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011.
Property operating expenses. Property operating expenses increased $833, or 0.9%, on a same store basis from $89,933 to $90,766. The same store increase is primarily due to an increase in certain non-recoverable property operating expenses and bad debt expense of $1,677 and $325, respectively, partially offset by a decrease in certain recoverable property operating expenses of $1,169.
Total property operating expenses decreased $1,282, or 1.3%, from $96,643 to $95,361, primarily due to decreases in certain recoverable and non-recoverable property operating expenses in other investment properties of $1,651 and $569, respectively, partially offset by the same store increase described above and an increase in bad debt expense of $105 in other investment properties.
Real estate taxes. Real estate taxes decreased $4,025, or 5.3%, on a same store basis from $75,429 to $71,404. This decrease is primarily due to:

•	a net decrease of $2,050 representing changes in prior year estimates adjusted based on actual real estate taxes paid;

•	a net decrease of $1,990 in current period expense primarily due to decreases in assessed values;

•	a decrease in tax consulting fees of $123, partially offset by

•	a $138 decrease in real estate tax refunds received.
Overall, real estate taxes decreased $4,249, or 5.3%, from $80,829 to $76,580 primarily due to the decrease in the same store portfolio described above and a decrease in real estate tax expense of $2,521 related to properties partially sold to our RioCan joint venture during the third and fourth quarters of 2010 and the third quarter of 2011, partially offset by an increase of $1,592 from University Square, an increase of $559 from our development and non-stabilized operating properties and an increase of $148 from two additional phases of existing properties acquired during the third quarter of 2011.
Other income (expense). Total other expense decreased $36,847, or 7.3%, from $504,025 to $467,178, primarily due to:

•	a $23,046 decrease in interest expense primarily consisting of:

•	a $24,664 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•
a net increase of $5,135 in mortgage premium amortization primarily due to the acceleration of mortgage premium amortization in conjunction with the debt repayment on one property in the amount of $4,750 in 2011;

•	a decrease in prepayment penalties and other costs associated with refinancings of $2,049;

•	an $853 decrease in interest on notes payable as a result of the repayment of a $50,000 note payable that bore interest at 4.80% to MS Inland in December 2010, partially offset by

•	an increase in interest on our secured credit facility of $9,464 due to increased borrowings used to repay 2011 mortgage debt maturities.

•
a $15,345 increase in net gain on extinguishment of debt primarily resulting from debt forgiveness of $14,438 related to three properties and a $991 gain realized on the partial sale of one property to our RioCan joint venture, and

•
a $6,402 change in other income (expense) from net expense of $4,370 in 2010 to net income of $2,032 in 2011, as 2010 includes $4,000 related to a settled litigation matter and $3,044 related to rate lock extension fees, partially offset by

•
an $8,462 change from equity in income of unconsolidated joint ventures to equity in loss of unconsolidated joint ventures primarily as a result of impairment charges of $4,128, of which our share was $3,956, at our Hampton joint venture, as well as losses incurred at each of our other unconsolidated joint ventures during the year ended December 31, 2011, and

•	a $5,259 decrease in straight-line rental income due to the terms of, modification to and early terminations of tenant leases within our portfolio.
Discontinued operations. Discontinued operations consist of amounts related to 31 properties, 11 properties and eight properties that were sold during the years ended December 31, 2012, 2011 and 2010, respectively. Discontinued operations for all periods also consist of three properties classified as held for sale as of December 31, 2012. Refer to the discussion comparing 2012 and 2011 results for more detail on the 2012 and 2011 transactions that qualified for discontinued operations. We closed on eight properties during the year ended December 31, 2010, aggregating 894,500 square feet, for net sales proceeds totaling $21,024, the extinguishment or repayment of $106,791 of debt and total gains of $23,806. The properties disposed of during 2010 included two office buildings, five single-user retail properties and one medical center. Included in this was an office building aggregating 382,600 square feet that was transferred through a deed in lieu of foreclosure to the property’s lender resulting in a gain on sale of $19,841.
Funds From Operations
One of our objectives is to provide cash distributions to our shareholders from cash generated from our operations. Cash generated from operations is not equivalent to our income (loss) from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable investment properties, plus depreciation and amortization and impairment charges on depreciable investment properties, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO as FFO excluding the impact to earnings from the early extinguishment of debt and other items as denoted within the calculation that we do not believe are representative of the operating results of our core business platform. We consider Operating FFO a meaningful additional measure of operating performance primarily because it excludes the effects of transactions and other events which we do not consider representative of the operating results of our core business platform. Neither FFO nor Operating FFO represent alternatives to “Net Income” as an indicator of our performance and “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

FFO and Operating FFO are calculated as follows:

	2012	2011	2010
Net loss available to common shareholders	$(710)	$(72,609)	$(95,843)
Depreciation and amortization	247,108	255,182	267,500
Provision for impairment of investment properties	27,369	43,937	23,057
Gain on sales of investment properties	(37,984)	(30,415)	(24,465)
Noncontrolling interests’ share of depreciation related to consolidated joint ventures	—	(990)	(1,859)
FFO	$235,783	$195,105	$168,390

Impact on earnings from the early extinguishment of debt, net	(10,860)	(20,813)	4,564
Excise tax accrual	4,594	—	—
Recognized gain on marketable securities	(25,840)	(277)	(4,007)
Other	(1,627)	(453)	4,192
Operating FFO	$202,050	$173,562	$173,139
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Total loss on lease terminations included in depreciation and amortization above for the years ended December 31, 2012, 2011 and 2010 were $6,321, $9,704 and $15,523, respectively.
Liquidity and Capital Resources
We anticipate that cash flow from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain our REIT status and compliance with financial covenants of our credit agreement.
The primary expected sources and uses of our consolidated cash and cash equivalents are as follows:

	SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant improvement allowances and leasing costs
▪	Available borrowings under our existing revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Asset sales	▪	Debt repayment requirements
▪	Joint venture equity from institutional partners	▪	Distribution payments
▪	Proceeds from capital markets transactions
▪	Secured loans collateralized by individual properties		Long-Term:
		▪	Acquisitions
		▪	New development
		▪	Major redevelopment, renovation or expansion
One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, a reduction in our distribution rate to shareholders as compared to a few years ago, the suspension and subsequent termination of our share repurchase program, total or partial dispositions of assets through sales or contributions to joint ventures, the completion of a public offering and listing of our Class A common stock on the NYSE and completion of a public offering of our Series A preferred stock. As of December 31, 2012, we had $236,194 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our unsecured credit facility and through asset sales and other capital markets transactions. In limited circumstances, for non-recourse mortgage indebtedness, we may seek to negotiate a discounted payoff amount or satisfy our obligation by delivering the property to the lender.

The table below summarizes our consolidated indebtedness at December 31, 2012:

Debt	Aggregate Principal Amount at December 31, 2012	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate:
Mortgages payable	$1,591,675	5.79%	5.1 years
IW JV mortgages payable	486,487	7.50%	6.9 years
IW JV senior mezzanine note (a)	85,000	12.24%	6.9 years
IW JV junior mezzanine note (a)	40,000	14.00%	6.9 years
	2,203,162	6.56%	5.6 years
Variable rate:
Construction loan	10,419	2.50%	1.8 years
Total mortgages and notes payable	2,213,581	6.54%	5.6 years
Discount, net of accumulated amortization	(1,492)
Total mortgages and notes payable, net	2,212,089	6.54%	5.6 years
Unsecured credit facility:
Fixed rate term loan	300,000	2.79%	3.2 years
Variable rate revolving line of credit	80,000	2.50%	2.2 years
	380,000	2.73%	2.9 years

Total consolidated indebtedness, net	$2,592,089	5.98%	5.2 years

(a)	On February 1, 2013, we repaid the entire balance of the IW JV senior and junior mezzanine notes and incurred a 5% prepayment fee.
Mortgages Payable and Construction Loans
Mortgages payable outstanding as of December 31, 2012, including a construction loan and IW JV mortgages payable which are discussed further below and excluding mortgage discount of $1,492, net of accumulated amortization, were $2,088,581 and had a weighted average interest rate of 6.17%. Of this amount, $2,078,162 had fixed rates ranging from 3.50% to 8.00% (9.78% for our matured mortgage payable) and a weighted average fixed rate of 6.19% at December 31, 2012. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on London Interbank Offered Rate (LIBOR) at December 31, 2012. Properties with a net carrying value of $3,242,425 at December 31, 2012 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $26,097 at December 31, 2012 and related tenant leases are pledged as collateral for the construction loan. Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties. As of December 31, 2012, our outstanding mortgage indebtedness had a weighted average years to maturity of 5.5 years.
During the year ended December 31, 2012, we obtained mortgages payable proceeds of $319,691 (of which $318,186 represents mortgages payable originated on 11 properties and $1,505 relates to draws on construction loans), made mortgages payable repayments of $939,594 (excluding principal amortization of $34,989) and received debt forgiveness of $27,449. The mortgages payable originated during the year ended December 31, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.48% and a weighted average years to maturity at origination of 9.7 years. The fixed or variable interest rates of the loans repaid during the year ended December 31, 2012 ranged from 2.50% to 7.50% and had a weighted average interest rate of 5.54%.
IW JV 2009 Mortgages Payable and Mezzanine Notes
On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 in exchange for a 23% noncontrolling interest in IW JV. IW JV, which was controlled by us and therefore consolidated, is managed and operated by us. Pursuant to the terms and conditions of the IW JV organizational documents, on April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to repurchase the remaining 23% interest in IW JV, resulting in us owning 100% of IW JV. The mortgages and notes payable were scheduled to mature on December 1, 2019; however, on February 1, 2013, we repaid the entire balance of the IW JV notes payable and incurred a 5% prepayment fee.

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
In past years, we purchased a portion of our securities through a margin account. As of December 31, 2012 and 2011, we recorded a payable of none and $7,541, respectively, for securities purchased on margin. During the year ended December 31, 2012, we did not borrow on our margin account and paid down $7,541.
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
On February 24, 2012, we amended and restated our existing credit agreement to provide for a senior unsecured credit facility in the aggregate amount of $650,000, consisting of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan from a number of financial institutions. The senior unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $850,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of December 31, 2012, we had a total of $80,000 outstanding under the senior unsecured revolving line of credit. As of December 31, 2012, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.
Availability.  The aggregate availability under the senior unsecured revolving line of credit shall at no time exceed the lesser of (x) 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties and (y) the amount that would result in a debt service coverage ratio for the unencumbered pool assets of not less than 1.50x, less the outstanding balance of the unsecured term loan. As of December 31, 2012, we had full availability under the senior unsecured revolving line of credit, of which we had borrowed $80,000, leaving $270,000 available.
Maturity and Interest.  The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. We have a one-year extension option on both the unsecured revolving line of credit and unsecured term loan, which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.25% of the commitment amount being extended. The senior unsecured revolving line of credit and unsecured term loan bear interest at a rate equal to LIBOR plus a margin of between 1.75% and 2.50% or the alternate base rate plus a margin of between 0.75% and 1.50%, both based on our leverage ratio as calculated under the credit agreement. In the event that we become investment grade rated by two of the three major rating agencies (Fitch, Moody’s and Standard & Poor’s), the pricing on our credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin of between 1.15% and 1.95%, or the alternate base rate plus a margin of between 0.15% and 0.95%, in each case depending on our credit rating. If we are unable to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to LIBOR plus the margins described above, interest rates, under certain circumstances, may be based on an alternate base rate, as defined in the credit agreement, plus an applicable margin, which could result in higher effective interest rates than the LIBOR-based rates described above. In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap. As of December 31, 2012, the weighted average interest rate under the senior unsecured revolving line of credit and unsecured term loan was 2.73%.
Recourse.  The senior unsecured revolving line of credit and unsecured term loan are our direct recourse obligation. Our obligations under the credit facility are guaranteed by certain of our subsidiaries.
Financial Covenants.  The senior unsecured revolving line of credit and unsecured term loan include, among others, the following financial covenants: (i) maximum leverage ratio not to exceed 60%, which ratio may be increased once to 62.5% for two consecutive quarters if necessary, (ii) minimum fixed charge coverage ratio of not less than 1.45x, which ratio will be increased to 1.50x beginning on the date of the issuance of our financial statements for the quarter ending December 31, 2012, (iii) consolidated net worth of not less than $2,000,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) maximum secured indebtedness not to exceed 52.5% of our total asset value, which percentage will be decreased to

50% on the date of issuance of our financial statements for the quarter ending March 31, 2013 and further reduced to 45% on the date of issuance of our financial statements for the quarter ending March 31, 2014, (v) unhedged variable rate debt of not more than 20% of our total asset value, (vi) maximum dividend payout ratio of the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations,” excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or an amount necessary to maintain our REIT status and (vii) secured recourse indebtedness and guarantee obligations associated with secured financing may not exceed $100,000. As of December 31, 2012, our leverage ratio and fixed charge coverage ratio, calculated in accordance with the terms of the senior unsecured revolving line of credit and unsecured term loan under our credit agreement, were 47.14% and 1.87x, respectively. These ratios are presented solely for the purpose of demonstrating contractual covenant compliance and should not be viewed as measures of our historical or future financial performance, financial position or cash flow.
Other Covenants and Events of Default.  The senior unsecured revolving line of credit and unsecured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress, mortgage notes receivable and marketable securities, and require that we obtain consent for any sale of assets in any fiscal quarter with a value greater than 10% of our total asset value or merger in which we are not the surviving entity or other merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $26,865 of non-recourse indebtedness that was in default as of December 31, 2012), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of our mortgages payable, notes payable and unsecured credit facility as of December 31, 2012, for each of the next five years and thereafter and does not reflect the impact of any 2013 debt activity:

	2013	2014	2015	2016	2017	Thereafter		Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$236,194	$178,199	$452,355	$38,239	$286,060	$887,115		$2,078,162	$2,258,431
Notes payable	—	—	—	—	—	125,000	(c)	125,000	133,033
Unsecured credit facility - term loan (d)	—	—	—	300,000	—	—		300,000	302,299
Total fixed rate debt	236,194	178,199	452,355	338,239	286,060	1,012,115		2,503,162	2,693,763

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—		10,419	10,419
Unsecured credit facility - line of credit	—	—	80,000	—	—	—		80,000	80,424
Total variable rate debt	—	10,419	80,000	—	—	—		90,419	90,843
Total maturing debt (e)	$236,194	$188,618	$532,355	$338,239	$286,060	$1,012,115		$2,593,581	$2,784,606

Weighted average interest rate on debt:
Fixed rate debt	5.76%	7.19%	5.81%	3.18%	5.73%	7.22%		6.11%
Variable rate debt	—%	2.50%	2.50%	—%	—%	—%		2.50%
Total	5.76%	6.93%	5.31%	3.18%	5.73%	7.22%		5.98%

(a)	The debt maturity table does not include mortgage discount of $1,492, net of accumulated amortization, which was outstanding as of December 31, 2012.

(b)	Includes $76,055 of variable rate mortgage debt that was swapped to a fixed rate.

(c)	On February 1, 2013, we repaid the entire balance of the IW JV senior and junior mezzanine notes and incurred a 5% prepayment fee.

(d)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(e)	As of December 31, 2012, the weighted average years to maturity of consolidated indebtedness was 5.2 years.

The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of December 31, 2012, we were making accelerated principal payments on one mortgage payable with an outstanding principal balance of $59,906, which is reflected in the year corresponding to the loan maturity date. The mortgage payable is scheduled to mature on December 1, 2034; however, if we are not able to cure this arrangement, this mortgage payable will be fully amortized and repaid on December 1, 2019. During the year ended December 31, 2012, we made accelerated principal payments of $7,291 with respect to this mortgage payable. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of December 31, 2012, is included in the 2013 column. In the second quarter of 2010, we ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of our other mortgages payable or credit agreements. We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of December 31, 2012, we had accrued $7,396 of interest related to this matured mortgage payable. We plan on addressing our mortgages payable maturities by using proceeds from our unsecured credit facility and through asset sales and other capital markets transactions.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and selective acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant improvements and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, and (viii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our senior unsecured revolving line of credit and unsecured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
Prior to our Listing, we maintained a distribution reinvestment program (DRP) which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the year ended December 31, 2012, we received $11,626 in investor proceeds through our DRP, all of which were received in the first quarter of 2012.
On April 5, 2012, we completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI. Upon listing, our DRP and share repurchase program (SRP) were terminated.
In November 2012, we filed a universal shelf registration statement which is effective for the next three years. On December 20, 2012, we completed a public offering of 5,400 shares of Series A preferred stock resulting in gross proceeds of $135,000, or $130,747, net of the underwriting discount ($130,289, net of the underwriting discount and offering costs). We temporarily used the net proceeds from the preferred offering to repay outstanding borrowings on our senior unsecured revolving line of credit. On February 1, 2013, we drew on our senior unsecured revolving line of credit to repay the IW JV senior and junior mezzanine notes, which required a 5% prepayment fee. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.

Capital Expenditures and Development Activity
We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of December 31, 2012, including one consolidated joint venture, two wholly-owned properties and a portion of one wholly-owned operating property. As of December 31, 2012, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed. As of December 31, 2012, the ABR from the portion of our development properties with respect to which construction has been completed was $1,452.

Location	Property Name	Our Ownership Percentage	Carrying Value at December 31, 2012		Construction Loan Balance at December 31, 2012
Henderson, Nevada	Green Valley Crossing	50.0%	$3,154		$10,419
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,393		—
Henderson, Nevada	Lake Mead Crossing	100.0%	17,322		—
			$49,496	(a)	$10,419

(a)	Total excludes $25,998 of costs placed in service, $929 of which was placed in service during the year ended December 31, 2012.
Asset Dispositions and Operating Joint Venture Activity
Over the past three years, our asset sales and partial sales of assets to operating joint ventures were an integral factor in our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions, including partial sales, during 2012, 2011 and 2010.

	Number of Assets Sold	GLA	Consideration	Total Debt Extinguished	Net Sales Proceeds
2012 Dispositions	31	4,420,300	$475,631	$254,306	$211,381
2011 Partial Sales	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088
2010 Partial Sales	8	1,146,200	$159,918	$97,888	$48,616
2010 Dispositions	8	894,500	$135,905	$106,791	$21,024
In addition to the above, we received net proceeds of $11,203, $14,675 and none for condemnation awards, earnouts and the sale of parcels at certain of our properties during the years ended December 31, 2012, 2011 and 2010, respectively.
Asset Acquisitions
During the year ended December 31, 2012, we paid $2,806 to an unaffiliated third party to acquire a fully occupied 45,000 square foot building located at our Hickory Ridge multi-tenant retail property that was subject to a ground lease with us prior to the transaction.
During the year ended December 31, 2011, we acquired additional phases of two of our existing multi-tenant retail operating properties. The following table highlights our asset acquisitions during the year ended December 31, 2011:

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
We did not acquire any properties during the year ended December 31, 2010.

Statement of Cash Flows Comparison for the Years Ended December 31, 2012, 2011 and 2010
Cash Flows from Operating Activities
Cash flows provided by operating activities were $167,085, $174,607 and $184,072 for the years ended December 31, 2012, 2011 and 2010, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties, sales of investment properties and marketable securities, and gain on extinguishment of debt. Comparing 2012 to 2011, the $7,522 decrease in operating cash flows is partially attributable to a decrease in total NOI of $8,171, of which an increase of $3,580 was generated from continuing operations and a decrease of $11,751 was generated from discontinued operations. In addition, the decrease in operating cash flows is due to an increase in payments of leasing fees of $32,346, partially offset by a decrease of $22,763 in cash paid for interest and timing of payments for property operating expenses.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $471,829, $107,471 and $154,400, respectively, for the years ended December 31, 2012, 2011 and 2010. During the years ended December 31, 2012, 2011 and 2010, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $453,320, $195,948 and $144,675, respectively, and we received proceeds from the sales of marketable securities of $35,133, $359 and $8,629, respectively. Additionally, during the year ended December 31, 2010, we received a return of escrowed funds from an unconsolidated joint venture of $65,240. During the years ended December 31, 2012, 2011 and 2010, $40,772, $32,509 and $34,547, respectively, were used for capital expenditures and tenant improvements, $13,821, $50,030 and $3,589, respectively, were invested in our unconsolidated joint ventures, $2,806, $16,555 and $651, respectively, were used for acquisitions of a leasehold interest, acquisitions of additional phases of existing properties and earnouts of existing properties, and $565, $3,288 and $3,219, respectively, were used for existing development projects. Amounts returned from (used to fund) restricted escrow accounts, some of which are required under certain mortgage arrangements, were $23,916, $673 and $(22,967), respectively, and distributions of investments in unconsolidated joint ventures were $17,403, $12,563 and none, respectively. The 2011 increase in funds invested in our unconsolidated joint ventures is primarily attributable to our pro rata contributions related to acquisitions made in 2011 by our RioCan joint venture.
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
Cash Flows from Financing Activities
Cash flows used in financing activities were $636,854, $276,282 and $321,747, respectively, for the years ended December 31, 2012, 2011 and 2010. We used $900,274, $198,155 and $280,668, respectively, in cash flow related to the net activity from principal payments on mortgages and notes payable, the payment of loan fees and deposits, net, repayment of other financings, settlement of the co-venture obligation and net proceeds from our credit facility. We paid $128,391, $71,754 and $50,654, respectively, in distributions, net of distributions reinvested through the DRP, to our shareholders for the years ended December 31, 2012, 2011 and 2010. In 2012, we received $272,081 in proceeds, net of the underwriting discount, from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with that issuance. We also received $130,747 in proceeds, net of the underwriting discount, from the issuance of preferred stock in 2012. During the years ended December 31, 2012, 2011 and 2010, we also (used) generated $(7,541), $(2,476) and $10,017, respectively, through the net (repayment) borrowing of margin debt.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of December 31, 2012, the joint venture had originally acquired seven properties (which we contributed) for approximately $336,000 and had assumed from us mortgages on these properties totaling approximately $188,000 at the time of acquisition. On February 23, 2012, the joint venture sold one multi-tenant retail property to our RioCan joint venture for $35,366. Proceeds from the sale were used to pay off the outstanding mortgage principal balance of $20,625.
On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. As of December 31, 2012, our RioCan joint venture had acquired nine multi-tenant retail properties from us for aggregate consideration of $286,065, including earnout proceeds, and had assumed from us mortgages payable on these properties totaling approximately $157,888. Separately, as of December 31, 2012, our RioCan joint venture had acquired five additional multi-tenant properties from other parties, one of which was acquired from our MS Inland joint venture on February 23, 2012, as previously discussed.
In addition, as of December 31, 2012, we held investments in two other unconsolidated joint ventures that are further discussed in Note 13 to the consolidated financial statements.
The table below summarizes the outstanding debt of our unconsolidated joint ventures as of December 31, 2012, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$312,895	4.17%	4.1 years
MS Inland (b)	20.0%	$143,450	4.79%	4.9 years
Hampton Retail Colorado (c)	95.9%	$12,796	6.15%	1.7 years

(a)
Aggregate principal amount excludes mortgage premium of $943 and discount of $994, net of accumulated amortization. As of December 31, 2012, our RioCan joint venture has two mortgages payable that are maturing in 2013, with an aggregate principal balance of $35,336 and a weighted average interest rate of 5.76%. The joint venture plans on addressing these maturities by refinancing these mortgages with secured debt.

(b)	As of December 31, 2012, our MS Inland joint venture has no mortgages payable that are maturing in 2013.

(c)	Aggregate principal amount excludes mortgage premium of $2,033, net of accumulated amortization. The weighted average interest rate increases to 6.90% on September 5, 2013.
Other than described above, we have no off-balance-sheet arrangements as of December 31, 2012 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2012 and does not reflect the impact of any debt activity that occurred after December 31, 2012.

	Payment due by period
	Less than 1 year (2)	1-3 years (3)	3-5 years	More than 5 years	Total
Long-term debt (1)
Fixed rate	$236,194	$630,554	$624,299	$1,012,115	$2,503,162
Variable rate	—	90,419	—	—	90,419
Interest	148,487	258,583	171,862	229,558	808,490
Operating lease obligations (4)	6,624	14,424	14,477	545,402	580,927
	$391,305	$993,980	$810,638	$1,787,075	$3,982,998

(1)
The Contractual Obligations table does not include mortgage discount of $1,492, net of accumulated amortization, which was outstanding as of December 31, 2012. The table also excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of December 31, 2012, we were making accelerated principal payments on one mortgage payable with an outstanding principal balance of $59,906. The mortgage payable is scheduled to mature on December 1, 2034; however, if we are not able to cure this arrangement, it will be fully amortized and repaid on December 1, 2019. During the year ended December 31, 2012, we made accelerated principal payments of $7,291 with respect to this mortgage payable. Interest payments related to the variable rate debt were calculated using the corresponding interest rates as of December 31, 2012.

(2)
The remaining borrowings outstanding through December 31, 2013 include principal amortization and maturities of mortgages payable. This includes eight mortgage loans that mature in 2013. The $26,865 mortgage payable that had matured as of December 31, 2012 is also included in the remaining borrowings outstanding. We plan on addressing our 2013 mortgages payable maturities by using proceeds from our unsecured credit facility and through asset sales and other capital markets transactions.

(3)
Included in the fixed rate and variable rate debt is $300,000 and $80,000, respectively, of borrowings under our unsecured credit facility due in 2016 and 2015, respectively, each with a one-year extension option that we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee.

(4)
We lease land under non-cancellable leases at certain of the properties expiring in various years from 2023 to 2105. The property attached to the land will revert back to the lessor at the end of the lease. We lease office space under non-cancellable leases expiring in various years from 2013 to 2023.

Contracts and Commitments
For the year ended December 31, 2012, we self-funded a group medical benefits plan for our employees. As of December 31, 2012, we had recorded a liability of $399, representing claims incurred but not paid and estimated claims incurred but not reported. Effective January 1, 2013, we established a group medical benefits plan for our employees through a third party provider.
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
Acquisition of Investment Property
We allocate the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above market and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any. Transaction costs are expensed as incurred and presented within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss.
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
For all acquisition accounting fair value estimates, we are required to consider various factors, including but not limited to, geographic location, size and location of leased space within the acquired investment property, tenant profile, and credit risk of tenants.

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
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above market or below market lease intangibles and we record the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period. Additionally, if the operations and cash flow of the property have been, or will be upon consummation of such sale, eliminated from ongoing operations and we don’t have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented.
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
Partially-owned, non-variable interest joint ventures in which we have a controlling financial interest are consolidated. In determining if we have a controlling financial interest, factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights are considered. Partially-owned joint ventures in which we do not have a controlling financial interest, but have the ability to exercise significant influence, will not be consolidated, but rather accounted for pursuant to the equity method of accounting.
Derivative and Hedging Activities
All derivatives are recorded on the consolidated balance sheets at their fair values within “Other liabilities.” On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in accumulated other comprehensive income until earnings are affected by the variability of cash flows of the hedged transactions. As of December 31, 2012, the balance in accumulated other comprehensive loss relating to derivatives was $1,254. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in net loss. We do not use derivatives for trading or speculative purposes.
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

Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to U.S. federal income tax on the taxable income we currently distribute to our shareholders.
Additionally, GAAP prescribes a recognition threshold and measurement attributable for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. We record a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.
Impact of Recently Issued Accounting Pronouncements
Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption required additional disclosures regarding fair value measurements (see Note 18 to the consolidated financial statements).
Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because that subsidiary has defaulted on its non-recourse debt is required to apply real estate sales guidance to determine whether to derecognize the in-substance real estate. The adoption did not have any effect on our financial statements.
Subsequent Events
Subsequent to December 31, 2012, we:

•
drew $125,000 on our senior unsecured revolving line of credit and used the proceeds to repay notes payable with an aggregate balance of $125,000 and a weighted average interest rate of 12.80% and the associated prepayment premium of $6,250;

•	repaid $35,000 on our senior unsecured revolving line of credit using available cash;

•
closed on the sale of Mervyns - Ridgecrest, a 59,000 square foot single-user retail property located in Ridgecrest, California for a sales price of $500 and no significant anticipated gain or loss on sale due to impairment charges recognized prior to December 31, 2012;

•
closed on the sale of Mervyns - Highland, an 80,500 square foot single-user retail property located in Highland, California for a sales price of $2,133 and no significant anticipated gain or loss on sale due to impairment charges recognized prior to December 31, 2012;

•
closed on the sale of American Express - DePere, a 132,300 square foot single-user office property located in DePere, Wisconsin for a sales price of $17,233 and anticipated gain on sale of approximately $1,914;

•
closed on the sale of a parcel of land, on which approximately 46,700 square feet of GLA was previously demolished, at Darien Towne Center, located in Darien, Illinois for a sales price of $7,600 and anticipated gain on sale of approximately $2,996; and

•	repaid a $27,200 mortgage payable with a stated interest rate of 5.45%.
On February 13, 2013, our board of directors declared the initial cash dividend for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4861 per preferred share will be paid on April 1, 2013 to preferred shareholders of record at the close of business on March 21, 2013.
On February 13, 2013, our board of directors declared the distribution for the first quarter of 2013 of $0.165625 per share on all classes of our outstanding common shares, which will be paid on April 10, 2013 to common shareholders of record at the close of business on March 29, 2013.
Inflation
Many of our leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants' gross sales above predetermined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses often include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than 10 years, which permits us to seek to increase rents to market rates upon renewal. Most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
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
As of December 31, 2012, we had $376,055 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value at December 31, 2012
Unsecured term loan	$300,000	February 24, 2016	$989
The Shops at Legacy	61,100	December 15, 2013	1,405
Heritage Towne Crossing	8,550	September 30, 2016	307
Newnan Crossing II	6,405	May 7, 2013	82
	$376,055		$2,783
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $4,555.
The combined carrying amount of our mortgages payable, notes payable and unsecured credit facility is approximately $192,517 lower than the fair value as of December 31, 2012.
Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and required principal payments of our mortgages payable, notes payable and unsecured credit facility as of December 31, 2012, for each of the next five years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes. The table does not reflect the impact of any 2013 debt activity.

	2013	2014	2015	2016	2017	Thereafter		Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$236,194	$178,199	$452,355	$38,239	$286,060	$887,115		$2,078,162	$2,258,431
Notes payable	—	—	—	—	—	125,000	(c)	125,000	133,033
Unsecured credit facility - term loan (d)	—	—	—	300,000	—	—		300,000	302,299
Total fixed rate debt	236,194	178,199	452,355	338,239	286,060	1,012,115		2,503,162	2,693,763

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—		10,419	10,419
Unsecured credit facility - line of credit	—	—	80,000	—	—	—		80,000	80,424
Total variable rate debt	—	10,419	80,000	—	—	—		90,419	90,843
Total maturing debt (e)	$236,194	$188,618	$532,355	$338,239	$286,060	$1,012,115		$2,593,581	$2,784,606

Weighted average interest rate on debt:
Fixed rate debt	5.76%	7.19%	5.81%	3.18%	5.73%	7.22%		6.11%
Variable rate debt	—%	2.50%	2.50%	—%	—%	—%		2.50%
Total	5.76%	6.93%	5.31%	3.18%	5.73%	7.22%		5.98%

(a)	The debt maturity table does not include mortgage discount of $1,492, net of accumulated amortization, which was outstanding as of December 31, 2012.

(b)	Includes $76,055 of variable rate mortgage debt that was swapped to a fixed rate.

(c)	On February 1, 2013, we repaid the entire balance of the IW JV senior and junior mezzanine notes and incurred a 5% prepayment fee.

(d)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(e)	As of December 31, 2012, the weighted average years to maturity of consolidated indebtedness was 5.2 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of December 31, 2012, we were making accelerated principal payments on one mortgage payable with an outstanding principal balance of $59,906, which is reflected in the year corresponding to the loan maturity date. The mortgage payable is scheduled to mature on December 1, 2034; however, if we are not able to cure this arrangement, this mortgage payable will be fully amortized and repaid on December 1, 2019. During the year ended December 31, 2012, we made accelerated principal payments of $7,291 with respect to this mortgage payable. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of December 31, 2012, is included in the 2013 column.
We had $90,419 of variable rate debt, excluding $376,055 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.50% at December 31, 2012. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2012, interest expense would increase by approximately $904 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2012. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during the period, our hedging strategies at that time and future changes in the level of interest rates.

Item 8.  Financial Statements and Supplementary Data
Index

RETAIL PROPERTIES OF AMERICA, INC.

Schedules not filed:
All schedules other than the two listed in the Index have been omitted as the required information is either not applicable or the information is already presented in the consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.:
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. (formerly Inland Western Retail Real Estate Trust, Inc.) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and other comprehensive loss, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Properties of America, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2013

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2012	December 31, 2011
Assets
Investment properties:
Land	$1,209,523	$1,334,363
Building and other improvements	4,703,859	5,057,252
Developments in progress	49,496	49,940
	5,962,878	6,441,555
Less accumulated depreciation	(1,275,787)	(1,180,767)
Net investment properties	4,687,091	5,260,788
Cash and cash equivalents	138,069	136,009
Investment in marketable securities, net	—	30,385
Investment in unconsolidated joint ventures	56,872	81,168
Accounts and notes receivable (net of allowances of $6,452 and $8,231, respectively)	85,431	94,922
Acquired lease intangibles, net	125,706	174,404
Assets associated with investment properties held for sale	8,922	—
Other assets, net	135,336	164,218
Total assets	$5,237,427	$5,941,894

Liabilities and Equity
Liabilities:
Mortgages and notes payable, net	$2,212,089	$2,926,218
Credit facility	380,000	555,000
Accounts payable and accrued expenses	73,983	83,012
Distributions payable	38,200	31,448
Acquired below market lease intangibles, net	74,648	81,321
Other financings	—	8,477
Co-venture obligation	—	52,431
Liabilities associated with investment properties held for sale	60	—
Other liabilities	82,694	66,944
Total liabilities	2,861,674	3,804,851

Redeemable noncontrolling interests	—	525

Commitments and contingencies (Note 19)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized
7.00% Series A cumulative redeemable preferred stock, 5,400 and 0 shares issued and outstanding at December 31, 2012 and 2011, respectively; liquidation preference $135,000	5	—
Class A common stock, $0.001 par value, 475,000 shares authorized, 133,606 and 48,382 shares issued and outstanding at December 31, 2012 and 2011, respectively	133	48
Class B-1 common stock, $0.001 par value, 55,000 shares authorized, 0 and 48,382 shares issued and outstanding at December 31, 2012 and 2011, respectively	—	48
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 48,518 and 48,382 shares issued and outstanding at December 31, 2012 and 2011, respectively	49	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 and 48,383 shares issued and outstanding at December 31, 2012 and 2011, respectively	49	49
Additional paid-in capital	4,835,370	4,427,977
Accumulated distributions in excess of earnings	(2,460,093)	(2,312,877)
Accumulated other comprehensive (loss) income	(1,254)	19,730
Total shareholders’ equity	2,374,259	2,135,024
Noncontrolling interests	1,494	1,494
Total equity	2,375,753	2,136,518
Total liabilities and equity	$5,237,427	$5,941,894

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Loss
(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$450,629	$449,401	$466,070
Tenant recovery income	106,696	106,939	111,329
Other property income	9,698	10,095	15,172
Insurance captive income	—	—	2,996
Total revenues	567,023	566,435	595,567

Expenses:
Property operating expenses	95,812	99,114	101,113
Real estate taxes	76,193	76,580	80,829
Depreciation and amortization	217,303	218,833	223,485
Provision for impairment of investment properties	1,323	7,650	11,030
Loss on lease terminations	6,872	8,590	13,125
Insurance captive expenses	—	—	3,392
General and administrative expenses	26,878	20,605	18,119
Total expenses	424,381	431,372	451,093

Operating income	142,642	135,063	144,474

Dividend income	1,880	2,538	3,472
Interest income	72	663	740
Gain on extinguishment of debt	3,879	15,345	—
Equity in (loss) income of unconsolidated joint ventures, net	(6,307)	(6,437)	2,025
Interest expense	(179,237)	(216,423)	(239,469)
Co-venture obligation expense	(3,300)	(7,167)	(7,167)
Recognized gain on marketable securities, net	25,840	277	4,007
Other income (expense), net	296	2,032	(4,370)
Loss from continuing operations	(14,235)	(74,109)	(96,288)

Discontinued operations:
Loss, net	(24,196)	(28,884)	(22,225)
Gain on sales of investment properties, net	30,141	24,509	23,806
Income (loss) from discontinued operations	5,945	(4,375)	1,581
Gain on sales of investment properties, net	7,843	5,906	—
Net loss	(447)	(72,578)	(94,707)
Net income attributable to noncontrolling interests	—	(31)	(1,136)
Net loss attributable to the Company	(447)	(72,609)	(95,843)
Preferred stock dividends	(263)	—	—
Net loss available to common shareholders	$(710)	$(72,609)	$(95,843)

(Loss) earnings per common share — basic and diluted:
Continuing operations	$(0.03)	$(0.35)	$(0.50)
Discontinued operations	0.03	(0.03)	—
Net loss per common share available to common shareholders	$—	$(0.38)	$(0.50)

Net loss	$(447)	$(72,578)	$(94,707)
Other comprehensive loss:
Net unrealized gain on derivative instruments	108	1,211	1,247
Net unrealized gain (loss) on marketable securities	4,748	(3,486)	13,742
Reversal of unrealized gain to recognized gain on marketable securities	(25,840)	(277)	(4,007)
Comprehensive loss	(21,431)	(75,130)	(83,725)
Comprehensive income attributable to noncontrolling interests	—	(31)	(1,136)
Comprehensive loss available to common shareholders	$(21,431)	$(75,161)	$(84,861)

Weighted average number of common shares outstanding — basic and diluted	220,464	192,456	193,497

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2010	—	$—	48,174	$48	144,523	$145	$4,350,773	$(1,920,716)	$11,300	$2,441,550	$4,169	$2,445,719
Net (loss) income (excluding net income of $31 attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	—	(95,843)	—	(95,843)	1,105	(94,738)
Other comprehensive income	—	—	—	—	—	—	—	—	10,982	10,982	—	10,982
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	151	151
Deconsolidation of variable interest entity	—	—	—	—	—	—	—	—	—	—	(4,262)	(4,262)
Distributions declared to common shareholders	—	—	—	—	—	—	—	(94,579)	—	(94,579)	—	(94,579)
Distribution reinvestment program (DRP)	—	—	460	—	1,380	2	32,729	—	—	32,731	—	32,731
Shares returned from litigation settlement	—	—	(900)	(1)	(2,700)	(3)	4	—	—	—	—	—
Exercise of stock options	—	—	—	—	1	—	13	—	—	13	—	13
Stock based compensation expense	—	—	—	—	—	—	48	—	—	48	—	48
Balance at December 31, 2010	—	$—	47,734	$47	143,204	$144	$4,383,567	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065

Net loss (excluding net income of $31 attributable to redeemable noncontrolling interests)	—	$—	—	$—	—	$—	$—	$(72,609)	$—	$(72,609)	$—	$(72,609)
Distribution upon dissolution of partnership	—	—	—	—	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,552)	(2,552)	—	(2,552)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	332	332
Distributions declared to common shareholders	—	—	—	—	—	—	—	(120,647)	—	(120,647)	—	(120,647)
DRP	—	—	644	1	1,933	2	44,293	—	—	44,296	—	44,296
Issuance of restricted common stock	—	—	4	—	10	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	117	—	—	117	—	117
Balance at December 31, 2011	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(Continued)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Net loss	—	$—	—	$—	—	$—	$—	$(447)	$—	$(447)	$—	$(447)
Other comprehensive loss	—	—	—	—	—	—	—	—	(20,984)	(20,984)	—	(20,984)
Distributions declared to common shareholders	—	—	—	—	—	—	—	(146,769)	—	(146,769)	—	(146,769)
Issuance of common stock, net of offering costs	—	—	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	—	—	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
Issuance of preferred stock, net of offering costs	5,400	5	—	—	—	—	130,289	—	—	130,294	—	130,294
DRP	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Conversion of Class B-1 common stock to Class A common stock	—	—	48,518	48	(48,518)	(48)	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	277	—	—	277	—	277
Balance at December 31, 2012	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(447)	$(72,578)	$(94,707)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	229,805	238,020	248,089
Provision for impairment of investment properties	25,842	39,981	23,057
Gain on sales of investment properties, net	(37,984)	(30,415)	(23,421)
Gain on extinguishment of debt	(3,879)	(16,705)	—
Loss on lease terminations	6,912	8,714	13,826
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	(5)	6,834	11,701
Equity in loss (income) of unconsolidated joint ventures, net	6,307	6,437	(2,025)
Distributions on investments in unconsolidated joint ventures	6,168	2,218	5,721
Recognized gain on sale of marketable securities	(25,840)	(277)	(4,007)
Payment of leasing fees and inducements	(43,132)	(10,786)	(6,172)
Changes in accounts receivable, net	3,378	4,915	8,336
Changes in accounts payable and accrued expenses, net	(9,037)	(813)	13,313
Changes in other operating assets and liabilities, net	8,701	(6,618)	(9,662)
Other, net	296	5,680	23
Net cash provided by operating activities	167,085	174,607	184,072

Cash flows from investing activities:
Proceeds from sale of marketable securities	35,133	359	8,629
Changes in restricted escrows, net	23,916	673	(22,967)
Purchase of investment properties	(2,806)	(16,555)	(651)
Capital expenditures and tenant improvements	(40,772)	(32,509)	(34,547)
Proceeds from sales of investment properties	453,320	195,948	144,675
Investment in developments in progress	(565)	(3,288)	(3,219)
Investment in unconsolidated joint ventures	(13,821)	(50,030)	(3,589)
Distributions of investments in unconsolidated joint ventures	17,403	12,563	—
Return of escrowed funds from unconsolidated joint venture	—	—	65,240
Other, net	21	310	829
Net cash provided by investing activities	471,829	107,471	154,400

Cash flows from financing activities:
(Repayments of) proceeds from margin debt related to marketable securities	(7,541)	(2,476)	10,017
Proceeds from mortgages and notes payable	319,691	91,579	737,890
Principal payments on mortgages and notes payable	(988,483)	(678,071)	(1,050,997)
Proceeds from credit facility	355,000	574,764	90,000
Repayments of credit facility	(530,000)	(174,111)	(42,653)
Payment of loan fees and deposits, net	(6,482)	(12,316)	(11,498)
Settlement of co-venture obligation	(50,000)	—	—
Proceeds from issuance of common stock	272,081	—	—
Redemption of fractional shares of common stock	(1,253)	—	—
Proceeds from issuance of preferred stock	130,747	—	—
Distributions paid, net of DRP	(128,391)	(71,754)	(50,654)
Repayment of other financings	—	—	(3,410)
Other, net	(2,223)	(3,897)	(442)
Net cash used in financing activities	(636,854)	(276,282)	(321,747)

Net increase in cash and cash equivalents	2,060	5,796	16,725
Cash and cash equivalents, at beginning of period	136,009	130,213	125,904
Cash decrease due to deconsolidation of variable interest entity	—	—	(12,416)
Cash and cash equivalents, at end of period	$138,069	$136,009	$130,213
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$205,124	$227,887	$248,576
Distributions payable	$38,200	$31,448	$26,851
Distributions reinvested	$11,626	$44,296	$32,731
Accrued capital expenditures and tenant improvements	$6,399	$4,878	$—
Developments in progress placed in service	$929	$25,651	$28,312
Forgiveness of mortgage debt	$27,449	$15,798	$50,831
Shares of Class B-1 common stock converted to Class A common stock	48,518	—	—
Shares of common stock returned as a result of litigation settlement	—	—	3,600

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(2,806)	$(12,546)	$(651)
Acquired lease intangibles and other assets	—	(4,547)	—
Acquired below market lease intangibles and other liabilities	—	538	—
	$(2,806)	$(16,555)	$(651)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$389,465	$217,700	$259,308
Accounts receivable, acquired lease intangibles and other assets	52,064	10,142	(4,697)
Accounts payable, acquired below market lease intangibles and other liabilities	(2,305)	(5,805)	(3,713)
Assumption of mortgage debt	—	(60,000)	(97,888)
Forgiveness of mortgage debt	(23,570)	—	(31,756)
Deferred gains	(318)	2,505	—
Gain on extinguishment of debt	—	991	—
Gain on sales of investment properties, net	37,984	30,415	23,421
	$453,320	$195,948	$144,675

Deconsolidation of variable interest entity:
Investment in unconsolidated joint ventures	$—	$—	$7,230
Other assets, net	—	—	(6,386)
Accounts payable and accrued expenses	—	—	124
Other liabilities	—	—	7,186
Noncontrolling interests	—	—	4,262
Cash decrease due to deconsolidation of variable interest entity	$—	$—	$12,416
(concluded)

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1)   Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company was initially formed on March 5, 2003 as Inland Western Retail Real Estate Trust, Inc. On March 8, 2012, the Company changed its name to Retail Properties of America, Inc.
All share amounts and dollar amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share amounts and per square foot amounts (unaudited).
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
These transactions are referred to as the Recapitalization. Class B-1 common stock, Class B-2 common stock and Class B-3 common stock are collectively referred to as the Company’s Class B common stock, while Class A and Class B common stock are collectively referred to as the Company’s common stock. The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI (the Listing). The Company’s Class B common stock is identical to the Company’s Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company’s Class B common stock will convert automatically into shares of the Company’s Class A common stock at specified times. Subject to the provisions of the Company’s charter, shares of Class B-1, Class B-2 and Class B-3 common stock will convert automatically into shares of the Company’s Class A common stock six months following the Listing, 12 months following the Listing and 18 months following the Listing, respectively. On the 18 month anniversary of the Listing, all shares of the Company’s Class B common stock will have converted into the Company’s Class A common stock. On October 5, 2012, all 48,518 shares of Class B-1 common stock automatically converted to shares of Class A common stock. Each share of Class A common stock and Class B common stock participates in distributions equally. All common stock share and per share data included in these consolidated financial statements give retroactive effect to the Recapitalization. In addition, upon Listing, the Company’s distribution reinvestment program (DRP) and share repurchase program (SRP) were terminated.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.
The Company’s property ownership as of December 31, 2012 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	242	—	22
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

(c)	Excludes three wholly-owned properties classified as held for sale as of December 31, 2012.
The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% equity interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE), an entity in which the contractual, ownership, or pecuniary interests change with changes in the fair value of the entity’s net assets as defined by the Financial Accounting Standards Board (FASB). The Company also consolidates entities that are not VIEs in which it has financial and operating control. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for pursuant to the equity method of accounting. Accordingly, the Company’s share of the income (or loss) of these unconsolidated joint ventures is included in consolidated net loss in the accompanying consolidated statements of operations and other comprehensive loss.
As of December 31, 2012, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. As controlling member, the Company has an obligation to cause the property-owning entity to distribute proceeds of liquidation to the noncontrolling interest holder only if the net proceeds received by the entity from the sale of assets warrant a distribution based on the terms of the underlying organizational agreement.
The Company evaluates the classification and presentation of the noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances deem necessary. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of December 31, 2012 and 2011, was determined to approximate the carrying value of these interests. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the years ended December 31, 2012, 2011 and 2010. In the consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from such less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts available to common shareholders and noncontrolling interests. Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable.
On April 29, 2011, the Company dissolved a partnership with a partner in three of its development joint ventures resulting in increases to the Company’s ownership interests to 100% in Parkway Towne Crossing, 100% in three fully occupied outlots at Wheatland Towne Crossing and 50% in Lake Mead Crossing. The remaining property of Wheatland Towne Crossing (excluding the three outlots, which the Company subsequently sold in separate transactions prior to December 31, 2011) was conveyed to the Company’s partner, who simultaneously repaid the related $5,730 construction loan. Such conveyance of property resulted in a $14,235 decrease in “Developments in progress” during 2011. Concurrently with this transaction, the Company also acquired a 36.7% ownership interest in Lake Mead Crossing from another partner in that joint venture, increasing the Company’s total ownership interest in the property to 86.7%. The Company accounted for this transaction, including the conveyance of property, as a nonmonetary distribution of $8,483, reflected in the accompanying consolidated financial statements as an increase to “Accumulated distributions in excess of earnings.”

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
On February 7, 2012, the Company paid a nominal amount to the partner in its Lake Mead Crossing consolidated joint venture to fully redeem the partner’s ownership interest in such joint venture. The transaction resulted in an increase in the Company’s ownership interest in Lake Mead Crossing from 86.7% as of December 31, 2011 to 100%.
On February 15, 2012, the Company fully redeemed the noncontrolling interests held by its partner in a consolidated limited partnership joint venture. Such redemption, reflected in the following table, was settled by transferring restricted cash as well as the Company’s interest in the Britomart unconsolidated joint venture to the noncontrolling interest holder and also resulted in an $8,477 decrease in “Other financings” in the accompanying consolidated balance sheets. See Note 13 for further discussion.
Below is a table reflecting the activity of redeemable noncontrolling interests for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Balance at January 1,	$525	$527	$527
Redeemable noncontrolling interest income	—	31	31
Distributions	—	(31)	(31)
Redemptions	(525)	(2)	—
Balance at December 31,	$—	$525	$527
The Company is party to an agreement with an LLC formed as an insurance association captive (the Captive), which is wholly-owned by the Company and three other parties. The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage certain exposures and recoup expenses through the function of the captive program. It has been determined that the Captive is a VIE and because the Company does not receive the most benefit, nor the highest risk of loss, it is not considered to be the primary beneficiary. As a result, the Captive is not consolidated, but is recorded pursuant to the equity method of accounting. Prior to December 1, 2010, the Company was deemed to be the primary beneficiary of the Captive. Therefore, the Captive was consolidated by the Company through November 30, 2010. Prior to December 1, 2010, the other members’ interests are reflected as “Noncontrolling Interests” in the accompanying consolidated statements of operations and other comprehensive loss. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the Captive. As of December 31, 2012 and 2011, the Company’s interest in the Captive is reflected in “Investment in unconsolidated joint ventures” in the accompanying consolidated balance sheets (see Note 13). The Company’s share of the net (loss) income of the Captive for the years ended December 31, 2012 and 2011 is reflected in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive loss.
(2)   Summary of Significant Accounting Policies
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant betterments and improvements are capitalized.
The Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above market and below market lease intangibles, any assumed financing that is assumed to be above or below market, the value of customer relationships and goodwill, if any. Transaction costs are expensed as incurred and presented within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive loss.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
All acquisition accounting fair value estimates require the Company to consider various factors, including but not limited to, geographic location, size and location of leased space within the acquired investment property, tenant profile, and credit risk of tenants.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value of $35,119, $38,873 and $42,366 (including $1,003, $1,372 and $1,451, respectively, reflected as discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.
The portion of the purchase price allocated to acquired above market and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to the above market lease value of $3,242, $4,816 and $5,654 (including $14 reflected as discontinued operations for the year ended December 31, 2010) for the years ended December 31, 2012, 2011 and 2010, respectively, was recorded as a reduction to rental income. Amortization pertaining to the below market lease value of $4,733, $6,533 and $7,623 (including $76, $106 and $133, respectively, reflected as discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively, was recorded as an increase to rental income.
The following table presents the amortization during the next five years and thereafter related to the acquired in-place lease value and acquired above and below market lease intangibles for properties owned at December 31, 2012:

	2013	2014	2015	2016	2017	Thereafter
Amortization of:
Acquired above market lease intangibles	$(2,802)	$(2,381)	$(1,946)	$(1,500)	$(1,105)	$(3,324)
Acquired below market lease intangibles	3,891	3,593	3,455	3,332	3,255	57,122
Net rental income increase	$1,089	$1,212	$1,509	$1,832	$2,150	$53,798

Acquired in-place lease value	$31,243	$22,161	$14,272	$11,737	$8,873	$24,362
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
Impairment: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline or continued low occupancy rate;

•	continued difficulty in leasing space;

•	significant financially troubled tenants;

•	a change in plan to sell a property prior to the end of its useful life or holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original acquisition/development estimate;

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.
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
Below is a summary of impairment charges recorded during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Impairment of consolidated properties (a)	$25,842	$39,981	$23,057
Impairment of investment in unconsolidated joint ventures (b)	$1,527	$3,956	$—

(a)
Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive loss, except for $24,519, $32,331 and $12,027, which is included in discontinued operations in 2012, 2011 and 2010, respectively.

(b)
Included in “Equity in (loss) income of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive loss, and represents the Company’s proportionate share of property-level impairment charges recorded at its unconsolidated joint ventures.

The Company’s assessment of impairment at December 31, 2012 was based on the most current information available to the Company. If the conditions mentioned above deteriorate further or if the Company’s plans regarding the Company’s assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties and investments in unconsolidated joint ventures will not occur in 2013 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Development Projects: The Company capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements. Development payables of $157 and $237 at December 31, 2012 and 2011, respectively, consist of costs incurred and not yet paid pertaining to such development projects and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. During the years ended December 31, 2012, 2011 and 2010, the Company capitalized interest cost of none, $197 and $286, respectively.
Loss on Lease Terminations: In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value, and leasing commissions). Based upon consideration of the facts and circumstances of the termination, the Company may write-off the applicable asset group or accelerate the depreciation and amortization associated with the asset group. If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive loss as “Loss on lease terminations.” The Company recorded loss on lease terminations of $6,912, $8,714 and $13,826 (including $40, $124 and $701, respectively, reflected as discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above market or below market lease intangibles. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. Additionally, if the operations and cash flows of the property have been, or will be upon consummation of such sale, eliminated from ongoing operations and the Company does not have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive loss as discontinued operations for all periods presented. There were three properties classified as held for sale at December 31, 2012 and no properties classified as held for sale at December 31, 2011. Refer to Note 4 for further discussion.
Partially-Owned Entities: If the Company determines that it holds an equity interest in a VIE that is deemed to be a controlling financial interest, it will consolidate the entity as the primary beneficiary. The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary. Such assessments include an evaluation of who controls the entity even in circumstances in which it has greater than a 50% ownership interest as well as who has an obligation to absorb losses or a right to receive benefits that could potentially be significant to the entity. If the Company’s interest does not incorporate the above elements, it will not consolidate the entity. Refer to Note 1 for more information.
Partially-owned, non-variable interest joint ventures in which the Company has a controlling financial interest are consolidated. In determining if the Company has a controlling financial interest, factors such as ownership interest, authority to make decisions, kick-out rights and substantive participating rights are considered. Partially-owned joint ventures in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, will not be consolidated, but rather accounted for pursuant to the equity method of accounting.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Restricted Cash and Escrows: Restricted cash and escrows consist of lenders’ escrows and funds restricted through lender or other agreements and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the Company had $63,539 and $91,533, respectively, in restricted cash and escrows.
Derivative Instruments and Hedging Activities: All derivatives are recorded in the consolidated balance sheets at their fair values within “Other liabilities.” On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” until earnings are affected by the variability of cash flows of the hedged transactions. As of December 31, 2012, the balance in accumulated other comprehensive loss relating to derivatives was $1,254. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income (expense), net” in the consolidated statements of operations and other comprehensive loss. The Company uses derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings. The Company does not use derivatives for trading or speculative purposes.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, the accrual of a liability for asset retirement obligations was not warranted as of December 31, 2012 and 2011.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The Company records lease termination income in “Other property income” upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate, in accordance with its policy related to loss on lease terminations.
The Company recorded percentage rental income in lieu of base rent or contingent percentage rental income of $5,356, $5,496 and $6,269 (including $39, $58 and $62, respectively, reflected as discontinued operations) for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. During the year ended December 31, 2012, the Company sold 31 investment properties. Refer to Note 4 for further discussion. Eleven and eight investment properties were sold during the years ended December 31, 2011 and 2010, respectively, excluding investment properties partially sold to the Company’s unconsolidated joint ventures.
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
Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to U.S. federal income tax on the taxable income the Company currently distributes to its shareholders.
Additionally, GAAP prescribes a recognition threshold and measurement attributable for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
Recent Accounting Pronouncements
Effective January 1, 2012, guidance on how to measure fair value and on what disclosures to provide about fair value measurements has been converged with international standards. The adoption required additional disclosures regarding fair value measurements (see Note 18).
Effective June 30, 2012, a parent company that ceases to have a controlling financial interest in a subsidiary that is in-substance real estate because that subsidiary has defaulted on its non-recourse debt is required to apply real estate sales guidance to determine whether to derecognize the in-substance real estate. The adoption did not have any effect on the Company’s consolidated financial statements.
(3)   Acquisitions
On October 30, 2012, the Company paid $2,806 to an unaffiliated third party to acquire a fully occupied 45,000 square foot building located at the Company’s Hickory Ridge multi-tenant retail property that was subject to a ground lease with the Company prior to the transaction.
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

(a)
No debt was assumed in either acquisition, but both properties were subsequently added as collateral to the secured credit facility, which has since been amended and restated. See Note 10 for further discussion.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company sold 31 properties during the year ended December 31, 2012, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Mortgage Debt Extinguished		Net Sales Proceeds/(Outflow)	Gain
February 1, 2012	CVS - Jacksonville	Single-user retail	13,800	$5,800	$—		$5,702	$915
April 10, 2012	GMAC Insurance Bldg (a)	Single-user office	501,000	23,570	23,570		—	6,847
August 17, 2012	Cost Plus Distribution Center	Single-user industrial	1,035,800	63,000	16,300		46,555	8,235
September 18, 2012	Various (b)	Single-user retail	1,000,400	100,400	97,253	(b)	(251)	—	(b)
September 25, 2012	Various (c)	Multi-tenant retail	132,600	19,050	—		18,048	—	(c)
September 28, 2012	Winco - Ventura	Single-user retail	75,200	8,015	—		7,999	521
October 5, 2012	Mervyns - Bakersfield	Single-user retail	75,100	3,250	—		3,126	—	(d)
October 11, 2012	Giant Eagle	Single-user retail	116,100	22,400	—		22,353	5,457
November 1, 2012	Pro’s Ranch Market	Single-user retail	75,500	7,750	—		7,524	—	(d)
November 15, 2012	Mervyns - McAllen	Single-user retail	78,000	4,096	—		3,918	7
November 16, 2012	Aon Hewitt West Campus (e)	Single-user office	818,700	148,000	117,183		29,684	2,388
December 10, 2012	American Exp-Phoenix	Single-user office	117,600	5,560	—		5,254	—	(d)
December 13, 2012	Carmax - San Antonio	Single-user retail	60,800	13,000	—		12,799	693
December 19, 2012	Mor Furniture	Single-user retail	37,300	4,150	—		4,140	633
December 24, 2012	Mervyns - Fontana	Single-user retail	79,000	10,800	—		10,065	—	(d)
December 31, 2012	Various (f)	Multi-tenant retail	203,400	36,790	—		34,465	4,445
			4,420,300	$475,631	$254,306		$211,381	$30,141

(a)	This property was transferred to the lender through a deed-in-lieu of foreclosure transaction.

(b)
The Company sold 13 former Mervyns properties located throughout California in a single transaction on September 18, 2012. No gain or loss was recognized upon disposition as the Company recorded an impairment charge of $1,100 based upon the negotiated sales price less costs to sell. Refer to Note 17 for further detail. Proceeds from the sale, along with restricted escrows of $19,644 held by the lender, were used to pay off, in its entirety along with accrued interest, the $116,400 outstanding loan that was secured by the Company’s entire portfolio of 23 former Mervyns properties.

(c)
The terms of the sale of three properties located near Dallas, Texas were negotiated as a single transaction. No gain or loss was recognized upon disposition as the Company recognized an impairment charge of $5,528 based upon the negotiated sales price less costs to sell. Refer to Note 17 for further detail.

(d)	No gain or loss recognized upon disposition as the Company recorded impairment charges based upon the negotiated sales price less costs to sell. Refer to Note 17 for further detail.

(e)	The Company incurred approximately $29,127 of lease-related expenditures during 2012 to extend the terms of the lease at the Aon Hewitt West Campus prior to disposition.

(f)	The terms of the disposition of Carrier Towne Crossing and Southwest Crossing were negotiated as a single transaction.
The Company also received net proceeds of $11,203 and recorded gains of $7,843 from condemnation awards, earnouts and the sale of parcels at certain operating properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the year ended December 31, 2012 totaled $453,320 with aggregate gains of $37,984.
During 2011, the Company sold 11 properties. The dispositions and additional transactions, including the partial sale of a multi-tenant retail property to the Company’s RioCan joint venture (see Note 13), condemnation awards, earnouts and the sale of a parcel at one of its operating properties, resulted in sales proceeds, net of closing costs, to the Company of $195,948 with aggregate gains of $30,415.
During 2010, the Company sold eight properties, which resulted in net sales proceeds of $21,024, gain on sale of $23,806 and extinguishment of $106,791 of debt. In addition, during 2010, the Company partially sold eight properties to its RioCan joint venture, which resulted in net sales proceeds of $48,616, loss on sale of $385 and extinguishment of $97,888 of debt.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2012, the Company had entered into contracts to sell Mervyns - Ridgecrest, a 59,000 square foot single-user retail property located in Ridgecrest, California, Mervyns - Highland, an 80,500 square foot single-user retail property located in Highland, California and Dick’s Sporting Goods - Fresno, a 77,400 square foot multi-tenant retail property located in Fresno, California. These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2012, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of December 31, 2012 and the operations for all periods presented are classified as discontinued operations in the consolidated statements of operations and other comprehensive loss. No properties were classified as held for sale as of December 31, 2011. The following table presents the assets and liabilities associated with the held for sale properties:

December 31, 2012
Assets
Land, building and other improvements	$8,746
Accumulated depreciation	(17)
8,729
Other assets	193
Assets associated with investment properties held for sale	$8,922

Liabilities
Other liabilities	$60
Liabilities associated with investment properties held for sale	$60
The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations are presented in the table below:

	Year Ended December 31,
	2012	2011	2010
Revenues:
Rental income	$27,602	$41,958	$48,259
Tenant recovery income	1,108	3,883	3,781
Other property income	364	105	1,447
Total revenues	29,074	45,946	53,487

Expenses:
Property operating expenses	2,645	4,124	7,690
Real estate taxes	1,248	3,750	5,693
Depreciation and amortization	12,502	19,187	24,603
Provision for impairment of investment properties	24,519	32,331	12,027
Loss on lease terminations	40	124	701
General and administrative expenses	—	35	—
Gain on debt extinguishment	—	(1,360)	—
Interest expense	12,314	16,467	25,447
Other expense (income), net	2	172	(449)
Total expenses	53,270	74,830	75,712

Loss from discontinued operations, net	$(24,196)	$(28,884)	$(22,225)
(5)   Transactions with Previously-Related Parties
Previously, the Company considered the Inland Group, Inc. and its affiliates, or the Group, to be related parties. Each of Daniel L. Goodwin and Brenda G. Gujral is a significant shareholder and/or principal of the Group or holds directorships and is an executive officer of affiliates of the Group. With respect to the Company, Mr. Goodwin was a beneficial owner of more than 5% of the Company’s common stock until the public sale of Class A common stock in April 2012, and, as of the date of such sale, Mr. Goodwin beneficially owned more than 5% of each class of the Company’s Class B common stock. In June 2012, a majority of the shares of the Company’s Class A common stock and Class B common stock beneficially owned by Mr. Goodwin were transferred

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

out of record holder accounts of certain of Mr. Goodwin’s affiliates. According to the Schedule 13D filed on October 4, 2012, Mr. Goodwin has not reported beneficial ownership of more than 5% of any of the Company’s securities. Ms. Gujral ceased to be a director of the Company on May 31, 2012. Because no members of the Group can significantly influence the management or operating policies of the Company and no members of the Group are principal owners of the Company, the Company no longer considers the Group to be a related party.
The Company had entered into transactions with the Group, primarily through service agreements. During 2012, the Company provided written notice of termination of all of these agreements. Transactions involving the Group are set forth in the following table.

	Year Ended December 31,					Unpaid Amount as of December 31,
Services	2012	2011		2010		2012	2011
Investment advisor (a)	$116	$269		$272		$—	$22
Loan servicing (a)	141	186		282		—	—
Mortgage financing	—	—		88		—	—
Institutional investor relationship services	—	—		18		—	—
Legal (a)	231	352		343		52	110
Computer services (a)	1,138	1,160		1,072		202	284
Office & facilities management services (a)	180	88		86		127	22
Other service agreements (a)	561	581		581		15	—
Office rent and reimbursements (b)	793	969		949		121	310
Total	$3,160	$3,605	(c)	$3,691	(d)	$517	$748	(e)

(a)
The Company provided written notice of termination of these agreements, all of which were effective during 2012, except the office & facilities management services agreement and the legal services agreement, which will be effective during the first and second quarters of 2013, respectively.

(b)	The office lease expired on November 30, 2012. The Company executed a lease for new corporate space with an external third party and relocated during the fourth quarter of 2012.

(c)	Amount excludes $2,302 representing reimbursement of third-party costs.

(d)	Amount excludes $898 representing reimbursement of third-party costs.

(e)	Amount excludes $276 representing reimbursement of third-party costs.
(6)   Marketable Securities
As of December 31, 2012, the Company held no marketable securities. The following table summarizes the Company’s investment in marketable securities as of December 31, 2011.

	Common Stock		Preferred Stock		Total Available-for-Sale Securities
As of December 31, 2011:
Fair value	$11,550		$18,835		$30,385

Amortized cost basis	28,997		38,242		67,239
Total other-than-temporary impairment recognized	(23,889)		(31,308)		(55,197)
Adjusted cost basis	5,108		6,934		12,042

Net gains in accumulated OCI	6,615		11,942		18,557
Net losses in accumulated OCI	(173)	(a)	(41)	(b)	(214)

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes activity related to the Company’s marketable securities:

	Year Ended December 31,
	2012	2011	2010
Net unrealized OCI gain (loss)	$4,748	$(3,486)	$13,742
Net gain on sales and redemptions of securities	$25,840	$277	$4,007
(7)   Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.
The following represents a summary of the Company’s unvested restricted shares, all of which were granted to the Company’s executives pursuant to the Equity Plan, as of and for the year ended December 31, 2012:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2011	—	$—
Shares granted (a)	14	17.13
Shares vested	—	—
Shares forfeited	—	—
Balance at December 31, 2011	14	17.13
Shares granted (a)	32	17.38
Shares vested	—	—
Shares forfeited	—	—
Balance at December 31, 2012	46	$17.30

(a)	Of the shares granted, 50% vest on each of the third and fifth anniversaries of the grant date.
During the years ended December 31, 2012, 2011 and 2010, the Company recorded compensation expense of $211, $46 and none, respectively, related to unvested restricted shares. As of December 31, 2012, total unrecognized compensation expense related to unvested restricted shares was $515, which is expected to be amortized over a weighted average term of 2.9 years.
The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting. As of December 31, 2012 and 2011, options to purchase 84 and 70 shares of common stock, respectively, had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility rate. The fair value and weighted average assumptions are as follows:

	Year Ended December 31,
	2012	2011	2010
Grant date fair value per share option	$0.92	$3.20	$4.55
Dividend yield	5.66%	3.56%	1.87%
Expected volatility	21.65%	30.00%	35.00%
Expected life (in years)	5	5	5
Risk-free interest rate	0.67%	1.14%	1.13%
Compensation expense of $49, $63 and $48 related to these stock options was recorded during the years ended December 31, 2012, 2011 and 2010, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(8)   Leases
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases. Some leases provide for fixed base rent paid monthly in advance and for the reimbursement by tenants to the Company for the tenant’s pro rata share of certain operating expenses including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain building repairs paid by the landlord and recoverable under the terms of the lease. Under these leases, the landlord pays all expenses and is reimbursed by the tenant for the tenant’s pro rata share of recoverable expenses paid. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive loss. Under net leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive loss.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis whereby sales tax expenses are included in “Property operating expenses” and sales tax reimbursements are included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive loss. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,930, $1,946 and $1,921 for the years ended December 31, 2012, 2011 and 2010, respectively.
Minimum lease payments to be received under operating leases, excluding payments under master lease agreements and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2013	$432,553
2014	378,759
2015	324,001
2016	276,672
2017	223,919
Thereafter	922,607
Total	$2,558,511
The remaining lease terms range from less than one year to more than 68 years.
In certain properties where there are large tenants, other tenants may have co-tenancy provisions within their leases that provide a right of termination or reduced rent if certain large tenants or “shadow” tenants discontinue operations. The Company does not expect that such co-tenancy provisions will have a material impact on its future operating results.
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2105. The related ground lease rent expense is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive loss. In addition, the Company leases office space for certain management offices and its corporate office. In the accompanying consolidated statements of operations and other comprehensive loss, office rent expense related to property management operations is included in “Property operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses”.

	Year Ended December 31,
	2012	2011	2010
Ground lease rent expense	$10,288	$10,094	$10,252
Office rent expense	$846	$833	$757

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Minimum future rental payments to be paid under the ground leases and office leases are as follows:

Minimum Lease Payments
2013	$6,624
2014	7,323
2015	7,101
2016	7,165
2017	7,312
Thereafter	545,402
Total	$580,927
(9)   Mortgages and Notes Payable
The following table summarizes the Company’s mortgages and notes payable:

	December 31, 2012	December 31, 2011
Fixed rate mortgage loans (a)	$2,078,162	$2,691,323
Variable rate construction loans	10,419	79,599
Mortgages payable	2,088,581	2,770,922
Premium, net of accumulated amortization	—	10,858
Discount, net of accumulated amortization	(1,492)	(2,003)
Mortgages payable, net	2,087,089	2,779,777
Notes payable	125,000	138,900
Margin payable	—	7,541
Mortgages and notes payable, net	$2,212,089	$2,926,218

(a)	Includes $76,055 and $76,269 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2012 and 2011, respectively.
Mortgages Payable
Mortgages payable outstanding as of December 31, 2012 were $2,088,581 (excluding mortgage discount of $1,492, net of accumulated amortization) and had a weighted average interest rate of 6.17%. Of this amount, $2,078,162 had fixed rates ranging from 3.50% to 8.00% (9.78% for the Company’s matured mortgage payable) and a weighted average fixed rate of 6.19% at December 31, 2012. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on London Interbank Offered Rate (LIBOR) at December 31, 2012. Properties with a net carrying value of $3,242,425 at December 31, 2012 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $26,097 at December 31, 2012 and related tenant leases are pledged as collateral for the construction loan. As of December 31, 2012, the Company’s outstanding mortgage indebtedness had a weighted average years to maturity of 5.5 years.
During the year ended December 31, 2012, the Company obtained mortgages payable proceeds of $319,691 (of which $318,186 represents mortgages payable originated on 11 properties and $1,505 relates to draws on construction loans), made mortgages payable repayments of $939,594 (excluding principal amortization of $34,989) and received forgiveness of debt of $27,449. The mortgages payable originated during the year ended December 31, 2012 have fixed interest rates ranging from 3.50% to 5.25%, a weighted average interest rate of 4.48% and a weighted average years to maturity at origination of 9.7 years. The fixed and variable interest rates of the loans repaid during the year ended December 31, 2012 ranged from 2.50% to 7.50% and had a weighted average interest rate of 5.54%.
Mortgages payable outstanding as of December 31, 2011 were $2,779,777 and had a weighted average interest rate of 6.13%. Of this amount, $2,700,178 had fixed rates ranging from 4.61% to 8.00% (9.78% for matured mortgages payable) and a weighted average fixed rate of 6.20% at December 31, 2011. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of premium and discount amortization. The remaining $79,599 of mortgages payable represented variable rate construction loans with a weighted average interest rate of 3.77% at December 31, 2011. Properties with a net carrying value of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

$4,086,595 at December 31, 2011 and related tenant leases are pledged as collateral for the mortgage loans. Properties with a net carrying value of $126,585 at December 31, 2011 and related tenant leases are pledged as collateral for the construction loans. As of December 31, 2011, the Company’s outstanding mortgage indebtedness had a weighted average years to maturity of 6.1 years.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2012, the Company had guaranteed $16,431 of the outstanding mortgage and construction loans with maturity dates ranging from May 7, 2013 through September 30, 2016 (see Note 19). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.
As of December 31, 2012, the Company had a $26,865 mortgage payable (University Square) that had matured and had not been repaid or refinanced. In the second quarter of 2010, the Company ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of the Company’s other mortgages payable or unsecured credit agreements. The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of December 31, 2012, the Company had accrued $7,396 of interest related to this mortgage payable.
Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of December 31, 2012.
Notes Payable
The following table summarizes the Company’s notes payable:

	December 31, 2012	December 31, 2011
IW JV Senior Mezzanine Note	$85,000	$85,000
IW JV Junior Mezzanine Note	40,000	40,000
Mezzanine Note	—	13,900
Notes payable	$125,000	$138,900
Notes payable outstanding as of December 31, 2012 and 2011 were $125,000 and $138,900, respectively, and had a weighted average interest rate of 12.80% and 12.62%, respectively. The December 31, 2012 balance represents notes payable proceeds from a third party lender related to the debt refinancing transaction for IW JV 2009, LLC (IW JV), which is a wholly-owned entity as of December 31, 2012. The notes had fixed interest rates of 12.24% and 14.00%, were scheduled to mature on December 1, 2019 and were secured by 100% of the Company’s equity interest in the IW JV investment properties. On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes and incurred a 5% prepayment fee.
During the year ended December 31, 2010, the Company borrowed $13,900 from a third party in the form of a mezzanine note and used the proceeds as a partial paydown of a mortgage payable, as required by the lender. The mezzanine note bore interest at 11.00% and was scheduled to mature on December 16, 2013. On July 2, 2012, the Company repaid the entire balance of this mezzanine note.
Margin Payable
The Company purchased a portion of its securities through a margin account. As of December 31, 2012 and 2011, the Company had recorded a payable of none and $7,541, respectively, for securities purchased on margin. Interest expense on this debt in the amount of $29, $51 and $96 was recognized within “Interest expense” in the accompanying consolidated statements of operations and other comprehensive loss for the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012 and 2011, the Company did not borrow on its margin account, but paid down $7,541 and $2,476, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable, notes payable and unsecured credit facility (as described in Note 10) as of December 31, 2012, for each of the next five years and thereafter and does not reflect the impact of any 2013 debt activity:

	2013	2014	2015	2016	2017	Thereafter		Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$236,194	$178,199	$452,355	$38,239	$286,060	$887,115		$2,078,162
Notes payable	—	—	—	—	—	125,000	(c)	125,000
Unsecured credit facility - term loan (d)	—	—	—	300,000	—	—		300,000
Total fixed rate debt	236,194	178,199	452,355	338,239	286,060	1,012,115		2,503,162

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—		10,419
Unsecured credit facility - line of credit	—	—	80,000	—	—	—		80,000
Total variable rate debt	—	10,419	80,000	—	—	—		90,419
Total maturing debt (e)	$236,194	$188,618	$532,355	$338,239	$286,060	$1,012,115		$2,593,581

Weighted average interest rate on debt:
Fixed rate debt	5.76%	7.19%	5.81%	3.18%	5.73%	7.22%		6.11%
Variable rate debt	—%	2.50%	2.50%	—%	—%	—%		2.50%
Total	5.76%	6.93%	5.31%	3.18%	5.73%	7.22%		5.98%

(a)	The debt maturity table does not include mortgage discount of $1,492, net of accumulated amortization, which was outstanding as of December 31, 2012.

(b)	Includes $76,055 of variable rate mortgage debt that was swapped to a fixed rate.

(c)	On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes and incurred a 5% prepayment fee.

(d)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR based debt to a fixed rate through February 24, 2016, the maturity date of the Company’s unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(e)	As of December 31, 2012, the weighted average years to maturity of consolidated indebtedness was 5.2 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of December 31, 2012, the Company was making accelerated principal payments on one mortgage payable with an outstanding principal balance of $59,906, which is reflected in the year corresponding to the loan maturity date. The mortgage payable is scheduled to mature on December 1, 2034; however, if the Company is not able to cure this arrangement, it will be fully amortized and repaid on December 1, 2019. During the year ended December 31, 2012, the Company made accelerated principal payments of $7,291 with respect to this mortgage payable. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of December 31, 2012, is included in the 2013 column. The Company plans on addressing its mortgages payable maturities by using proceeds from its unsecured credit facility and through asset sales and other capital markets transactions.
(10)   Credit Facility
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

In July 2012, the Company entered into an interest rate swap transaction with one of the financial institutions associated with the unsecured credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of the Company’s unsecured term loan. The swap was determined to be effective on July 31, 2012 and effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap. See Note 11 for further details.
As of December 31, 2012, the terms of the agreement stipulate:

•
monthly interest-only payments on the outstanding balance at a rate of LIBOR plus a margin ranging from 1.75% to 2.50%, depending on leverage levels. In the event the Company becomes investment grade rated by two of the three major rating agencies (Fitch, Moody’s and Standard & Poor’s), the pricing on the credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin ranging from 1.15% to 1.95%, depending on the Company’s credit rating;

•
quarterly unused fees ranging from 0.25% to 0.35%, depending on the undrawn amount; however, in the event the Company becomes investment grade rated by two of the three major rating agencies, the unused fee will be replaced by a facility fee ranging from 0.20% to 0.45% depending on the Company’s investment grade rating;

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

•
$20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs (including $26,865 of non-recourse indebtedness that was in default as of December 31, 2012) and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, a maximum secured debt covenant, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure to pay when the consolidated indebtedness becomes due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the line of credit. As of December 31, 2012, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company’s current business plan, which is based on management’s expectations of operating performance, indicates that it will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of December 31, 2012, the interest rates of the revolving line of credit and unsecured term loan were 2.50% and 2.79%, respectively. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of December 31, 2012, the Company had full availability under the revolving line of credit, of which it had borrowed $80,000, leaving $270,000 available.
The Company previously had a $585,000 secured credit facility that consisted of a $435,000 senior secured revolving line of credit and a $150,000 secured term loan. The secured credit facility bore interest at a rate of LIBOR plus a margin of 2.75% to 4.00%. As of December 31, 2011, the outstanding balance on the credit facility was $555,000.
(11)   Derivative Instruments
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

instruments, described below, are used to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings.
Cash Flow Hedges of Interest Rate Risk
The Company’s objective in using interest rate derivatives is to manage its exposure to interest rate movements and add stability to interest expense. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreement without exchange of the underlying notional amount.
The Company utilizes four interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive income” and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
In July 2012, the Company entered into an interest rate swap with a notional amount of $300,000 that terminates on February 24, 2016, the maturity date of the Company’s unsecured term loan (see Note 10). The swap was determined to be effective on July 31, 2012 and effectively converts one-month floating rate LIBOR into a fixed rate of 0.53875% on $300,000 of the Company’s LIBOR-based debt over the term of the swap. As of December 31, 2012, the fair value of the Company’s $300,000 interest rate swap was a liability of $989, which is included in “Other liabilities” in the consolidated balance sheets.
Amounts reported in “Accumulated other comprehensive (loss) income” related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,856 will be reclassified as an increase to interest expense.
The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Interest Rate Swap	4	3	$376,055	$76,269
The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets. The valuation techniques utilized are described in Note 18 to the consolidated financial statements.

	Liability Derivatives
	December 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$2,783	Other Liabilities	$2,891
The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive loss for the years ended December 31, 2012 and 2011.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
	2012	2011		2012	2011		2012	2011
Interest rate swaps	$1,458	$1,346	Interest Expense	$1,566	$2,557	Other Expense	$623	$314

RETAIL PROPERTIES OF AMERICA, INC.
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
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation. The Company was not in default with respect to these agreements at December 31, 2012.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2012, the termination value of derivatives in a liability position, which includes accrued interest of $148 but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $2,952. As of December 31, 2012, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2012, it could have been required to settle its obligations under the agreements at their termination value of $2,952.
(12) Co-venture Obligation
On December 1, 2009, the Company transferred a 23% noncontrolling interest in IW JV to Inland Equity Investors, LLC (Inland Equity), a related party at the time of transfer, in exchange for $50,000. The organizational documents of IW JV permitted the Company to call Inland Equity’s interest in IW JV for the greater of either: (a) fair market value of Inland Equity’s interest or (b) $50,000, plus an additional distribution of $5,000 and any unpaid preferred return or promote. On April 26, 2012, the Company paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase their 23% interest in IW JV, resulting in the Company owning 100% of IW JV.
Since the outside ownership interest in IW JV was subject to a call arrangement, the original transaction did not qualify as a sale and was accounted for as a financing arrangement. Accordingly, the amount due to Inland Equity was reflected as a financing in “Co-venture obligation” and “Accounts payable and accrued expenses” as of December 31, 2011 in the accompanying consolidated balance sheets.
Pursuant to the terms of the IW JV agreement, Inland Equity earned a preferred return of 6% annually, paid monthly and cumulative on any unpaid balance. Inland Equity earned an additional 5% annually, paid quarterly, if the portfolio net income was above a target amount as specified in the agreement. Expense was recorded in the amount due to Inland Equity as provided by the LLC agreement and is included in “Co-venture obligation expense” in the accompanying consolidated statements of operations and other comprehensive loss.
(13) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$8,334	$9,246
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	95.9%	95.9%	124	1,124
RC Inland L.P. (c)	9/30/2010	20.0%	20.0%	39,468	53,800
Oak Property and Casualty LLC (d)	10/1/2006	25.0%	25.0%	8,946	8,759
Britomart (e)	12/15/2011	N/A	15.0%	—	8,239
				$56,872	$81,168

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)
The ownership percentage in Hampton Retail Colorado, L.L.C., or Hampton, is based upon the Company’s pro rata capital contributions to date. Subject to the maximum capital contributions specified within the organizational documents, the Company’s ownership percentage could increase to 96.3%.

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

Pursuant to the terms and conditions of the organizational documents, the noncontrolling interest holder’s ownership interests in the consolidated joint venture were redeemed in full effective February 15, 2012. Such redemption was settled on February 15, 2012 by transferring to the noncontrolling interest holder $525 in restricted cash and the Company’s entire interest in Britomart. This resulted in a $525 decrease in “Redeemable noncontrolling interests” and an $8,477 decrease in “Other financings” in the accompanying consolidated balance sheets as well as a gain of $241 recognized within “Other income (expense), net” in the accompanying consolidated statements of operations and other comprehensive loss.
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
Combined condensed financial information of these joint ventures (at 100%) is summarized as follows:

	As of December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Real estate assets	$434,704	$14,326	$270,386	$719,416
Less accumulated depreciation	(19,287)	(2,286)	(44,554)	(66,127)
Real estate, net	415,417	12,040	225,832	653,289

Other assets, net	148,511	1,285	49,658	199,454
Total assets	$563,928	$13,325	$275,490	$852,743

Mortgage debt	$312,844	$14,828	$143,450	$471,122
Other liabilities, net	50,076	300	22,960	73,336
Total liabilities	362,920	15,128	166,410	544,458

Total equity	201,008	(1,803)	109,080	308,285
Total liabilities and equity	$563,928	$13,325	$275,490	$852,743

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2011
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Real estate assets	$403,943	$21,521	$461,711	$887,175
Less accumulated depreciation	(6,406)	(2,203)	(41,294)	(49,903)
Real estate, net	397,537	19,318	420,417	837,272

Other assets, net	213,172	1,524	60,518	275,214
Total assets	$610,709	$20,842	$480,935	$1,112,486

Mortgage debt	$292,135	$21,216	$284,760	$598,111
Other liabilities, net	51,095	430	24,380	75,905
Total liabilities	343,230	21,646	309,140	674,016

Total equity	267,479	(804)	171,795	438,470
Total liabilities and equity	$610,709	$20,842	$480,935	$1,112,486

	Year ended December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$59,955	$1,623	$27,115	$88,693
Other income	—	—	7,884	7,884
Total revenues	59,955	1,623	34,999	96,577

Expenses:
Property operating expenses	8,927	251	4,439	13,617
Real estate taxes	10,388	205	4,711	15,304
Depreciation and amortization	38,776	575	10,394	49,745
Loss on lease terminations	2,408	—	326	2,734
General and administrative expenses	1,093	18	248	1,359
Interest expense, net	13,223	(319)	7,853	20,757
Other expense, net	787	—	6,625	7,412
Total expenses	75,602	730	34,596	110,928

(Loss) income from continuing operations	(15,647)	893	403	(14,351)

(Loss) income from discontinued operations	—	(1,892)	2,399	507

Net (loss) income	$(15,647)	$(999)	$2,802	$(13,844)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	Year ended December 31, 2011
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$27,891	$1,696	$27,473	$57,060
Other income	—	—	4,904	4,904
Total revenues	27,891	1,696	32,377	61,964

Expenses:
Property operating expenses	3,792	377	3,783	7,952
Real estate taxes	3,961	176	5,218	9,355
Depreciation and amortization	20,064	570	10,447	31,081
Loss on lease terminations	548	—	1,480	2,028
General and administrative expenses	989	95	438	1,522
Interest expense, net	7,100	(120)	8,806	15,786
Other (income) expense, net	(2)	—	2,064	2,062
Total expenses	36,452	1,098	32,236	69,786

(Loss) income from continuing operations	(8,561)	598	141	(7,822)

Loss from discontinued operations	—	(4,486)	(985)	(5,471)

Net loss	$(8,561)	$(3,888)	$(844)	$(13,293)

	Year ended December 31, 2010
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$2,739	$1,646	$27,100	$31,485
Other income	—	—	582	582
Total revenues	2,739	1,646	27,682	32,067

Expenses:
Property operating expenses	363	245	4,241	4,849
Real estate taxes	416	233	4,707	5,356
Depreciation and amortization	1,947	570	10,393	12,910
Loss on lease terminations	143	—	304	447
General and administrative expenses	888	56	179	1,123
Interest expense	812	282	10,636	11,730
Other (income) expense, net	(1)	10	(2,213)	(2,204)
Total expenses	4,568	1,396	28,247	34,211

(Loss) income from continuing operations	(1,829)	250	(565)	(2,144)

Loss from discontinued operations	—	346	(1,173)	(827)

Net loss	$(1,829)	$596	$(1,738)	$(2,971)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Profits, Losses and Capital Activity
The following tables summarize the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Years Ended December 31,			Net Cash Distributions from/(Contributions to) Joint Ventures for the Years Ended December 31,			Fees Earned by the Company for the Years Ended December 31,
Joint Venture	2012	2011	2010	2012	2011	2010	2012	2011	2010
MS Inland	$18	$(463)	$1,339	$1,992	$497	$68,838	$851	$862	$1,155
Hampton (a)	(890)	(3,649)	819	68	(756)	(1,384)	3	3	91
RioCan	(2,467)	(1,412)	(365)	10,958	(32,344)	(82)	2,109	954	125
Oak Property and Casualty	(3,081)	(1,117)	(45)	(3,268)	(2,646)	—	—	—	—
Britomart (b)	—	—	—	—	—	—	—	—	—
	$(6,420)	$(6,641)	$1,748	$9,750	$(35,249)	$67,372	$2,963	$1,819	$1,371

(a)
During the years ended December 31, 2012 and 2011, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $1,593 and $4,128, of which the Company’s share was $1,527 and $3,956, respectively. No impairment charges were recorded during the year ended December 31, 2010. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

(b)
As previously discussed, the Company transferred its entire interest in Britomart in a non-cash transaction to the noncontrolling interest holder in a consolidated joint venture of the Company on February 15, 2012.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the consolidated statements of operations and other comprehensive loss. Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets. The Company recorded amortization of $113, $204 and $277 related to this difference during the years ended December 31, 2012, 2011 and 2010, respectively.
Property Acquisitions and Dispositions
The following table summarizes the acquisition activity during the year ended December 31, 2012 for the Company’s unconsolidated joint ventures:

Joint Venture	Date	Square Footage	Property Type	Property Name	Purchase Price	Pro Rata Equity Contribution (a)
RioCan	February 23, 2012	134,900	Multi-tenant retail	Southlake Corners	$35,366	$2,738	(b)

(a)	Amount represents the Company’s contribution of its proportionate share of the acquisition price net of customary prorations and net of mortgage proceeds.

(b)
The RioCan joint venture acquired Southlake Corners from the MS Inland joint venture. The Company did not recognize its proportionate share of the gain realized by MS Inland upon disposition through “Equity in loss of unconsolidated joint ventures” due to its continuing involvement in the property. The Company received a cash distribution in the amount of $2,723 from the MS Inland joint venture representing its share of the sales price net of mortgage debt repayment.

During the year ended December 31, 2012, Hampton sold a single-user retail property and a multi-tenant retail property aggregating 86,700 square feet for a combined sales price of $5,450. No gain or loss was recognized at disposition as impairment charges of $1,593 were recognized during the year ended December 31, 2012. Proceeds from the sales were used to pay down $5,035 of the joint venture’s outstanding debt. As of December 31, 2012, there were two properties remaining in the Hampton joint venture.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, no impairment charges were recorded during the years ended December 31, 2012, 2011 and 2010.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(14) Preferred Stock
On December 20, 2012, the Company issued 5,400 shares of 7.00% Series A cumulative redeemable preferred stock at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement. The Company retained aggregate net proceeds of $130,289, after the underwriting discount and offering costs. Dividends on the Series A preferred stock are cumulative and payable quarterly in arrears at the rate of 7.00% per annum based on the $25.00 per share offering price, or $1.75 per annum. On or after five years from the date of issuance (or sooner under limited circumstances), the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but excluding, the redemption date. The Series A preferred stock have no maturity date and will remain outstanding indefinitely unless redeemed by the Company.
The Company temporarily used the net proceeds from the offering to repay outstanding borrowings on its senior unsecured revolving line of credit. On February 1, 2013, the Company drew on its senior unsecured revolving line of credit to repay the IW JV senior and junior mezzanine notes, which required a 5% prepayment fee. See Notes 9 and 21 for further discussion.
(15) Earnings per Share
In connection with the April 12, 2011 issuance of restricted common stock to certain executive officers, for each reporting period after the grant date, earnings (loss) per common share available to common shareholders (EPS) is calculated pursuant to the two-class method which specifies that all outstanding unvested share-based payment awards that contain nonforfeitable rights to distributions are considered participating securities and should be included in the computation of EPS.
The Company presents both basic and diluted EPS amounts. Basic EPS is calculated by dividing net distributed and undistributed earnings available to common shareholders, excluding participating securities, by the weighted average number of common shares outstanding. Diluted EPS includes the components of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period using the two-class method.
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
The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Year Ended December 31,
	2012		2011		2010
Numerator:
Loss from continuing operations	$(14,235)		$(74,109)		$(96,288)
Gain on sales of investment properties, net	7,843		5,906		—
Net income from continuing operations attributable to noncontrolling interests	—		(31)		(1,136)
Preferred stock dividends	(263)		—		—
Loss from continuing operations available to common shareholders	(6,655)		(68,234)		(97,424)
Income (loss) from discontinued operations	5,945		(4,375)		1,581
Net loss available to common shareholders	(710)		(72,609)		(95,843)
Distributions paid on unvested restricted shares	(25)		(4)		—
Net loss available to common shareholders excluding amounts attributable to unvested restricted shares	$(735)		$(72,613)		$(95,843)

Denominator:
Denominator for loss per common share — basic:
Weighted average number of common shares outstanding	220,464	(a)	192,456	(b)	193,497
Effect of dilutive securities — stock options	—	(c)	—	(c)	—	(c)
Denominator for loss per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	220,464		192,456		193,497

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
Excluded from this weighted average amount are 46 shares of restricted common stock, which equate to 40 shares on a weighted average basis for the year ended December 31, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from this weighted average amount are 14 shares of restricted common stock, which equate to 10 shares on a weighted average basis for the year ended December 31, 2011. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 83, 69 and 55 shares as of December 31, 2012, 2011 and 2010, respectively, at a weighted average exercise price of $19.31, $20.83 and $21.70, respectively. These shares were not included in the computation of diluted EPS because either a loss from continuing operations was reported for the respective periods or the options were out of the money, or both.

(16) Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to annually distribute at least 90% of its REIT taxable income to the Company’s shareholders, determined without regard to the deduction for dividends paid and excluding net capital gains. The Company intends to continue to adhere to these requirements and to maintain its REIT status. As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders. Accordingly, the Company generally will not be subject to U.S. federal income taxes on the taxable income distributed to its shareholders. The Company is generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
REIT qualification reduces, but does not eliminate, the amount of state and local taxes the Company pays. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company recorded $150 of income tax expense related to the TRS for the year ended December 31, 2012. No income tax expense related to the TRS was recorded for the years ended December 31, 2011 and 2010. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Impairment of assets	$5,502	$4,886
Capital loss carryforward	—	2,008
Net operating loss carryforward	5,612	3,937
Other	142	92
Gross deferred tax assets	11,256	10,923
Less: valuation allowance	(7,852)	(8,900)
Total deferred tax assets	3,404	2,023
Deferred tax liabilities:
Other	(3,404)	(2,023)
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2012, the TRS had a federal net operating loss (NOL) of $14,850, which will be available to offset future taxable income. The TRS did not have any net capital losses in excess of capital gains as of December 31, 2012. If not used, the NOL will begin to expire in 2029.
Differences between net loss per the consolidated statements of operations and other comprehensive loss and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, other-than-temporary impairment on investments in marketable securities, the timing of revenue recognition, and investment property depreciation and amortization.
The following table reconciles the Company’s net loss to taxable income before the dividends paid deduction for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Net loss attributable to the Company	$(447)	$(72,609)	$(95,843)
Book/tax differences	3,807	95,869	68,240
Adjust for negative taxable income	—	—	27,603
Taxable income subject to 90% dividend requirement	$3,360	$23,260	$—
The Company’s dividends paid deduction is summarized below:

	2012	2011	2010
Cash distributions paid	$140,017	$116,050	$83,385
Less: non-dividend distributions	(136,657)	(92,782)	(83,385)
Total dividends paid deduction attributable to earnings and profits	$3,360	$23,268	$—
A summary of the tax characterization of the distributions paid per share for the years ended December 31, 2012, 2011 and 2010 follows:

	2012		2011	2010
Ordinary dividends	$0.02	(a)	$0.12	$—
Nontaxable distributions	0.64		0.48	0.43
Total distribution per share	$0.66		$0.60	$0.43

(a)	$0.02 included in ordinary dividends is considered a qualified dividend.
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. As a result of this provision, liabilities of none and $237 are recorded as of December 31, 2012 and 2011, respectively. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2012. Returns for the calendar years 2009 through 2012 remain subject to examination by federal and various state tax jurisdictions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(17) Provision for Impairment of Investment Properties
The Company identified certain indicators of impairment for certain of its properties, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods or financially troubled tenants. The Company performed cash flow analyses during the year ended December 31, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for certain assets with identified impairment indicators. Therefore, the Company recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying consolidated statements of operations and other comprehensive loss.
The investment property impairment charges recorded by the Company during the year ended December 31, 2012 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Multi-tenant retail	June 25, 2012	n/a (a)	$1,323
Discontinued Operations:
Various (b)	Single-user retail	September 18, 2012	1,000,400	1,100
Various (c)	Multi-tenant retail	September 25, 2012	132,600	5,528
Mervyns - McAllen	Single-user retail	September 30, 2012	78,000	2,950
Mervyns - Bakersfield	Single-user retail	September 30, 2012	75,100	37
Pro’s Ranch Market	Single-user retail	Various (d)	75,500	2,749
American Express - Phoenix	Single-user office	Various (d)	117,600	4,902
Mervyns - Fontana	Single-user retail	December 24, 2012	79,000	352
Mervyns - Ridgecrest	Single-user retail	Various (d)	59,000	1,622
Dick’s Sporting Goods - Fresno	Single-user retail	Various (d)	77,400	2,982
Mervyns - Highland	Single-user retail	Various (d)	80,500	2,297
				24,519
			Total	$25,842
		Estimated fair value of impaired properties		$161,039

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

(d)
Impairment charges were recorded at various dates during the year ended December 31, 2012 initially based upon the terms of bona fide purchase offers, subsequent revisions pursuant to contract negotiations or final disposition price, as applicable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The investment property impairment charges recorded by the Company during the year ended December 31, 2011 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Lake Mead Crossing (a)	Multi-tenant retail	December 31, 2011	236,000	$7,650
Discontinued Operations:
GMAC Insurance Building	Single-user office	March 31, 2011	501,000	30,373
Mesa Fiesta	Multi-tenant retail	Various (b)	195,000	1,322
North Ranch Pavilions	Multi-tenant retail	December 22, 2011 (c)	63,000	636
				32,331
			Total	$39,981
		Estimated fair value of impaired properties		$37,466

(a)	Impairment charge recorded based upon a bona fide purchase offer received for an outlot at the property.

(b)
During 2011, this asset was impaired upon execution of the purchase and sale agreement based upon the negotiated purchase price; such impairment charge was revised upon closing of the disposition. Impairment charges for this asset of $3,400 and $20,400 were previously recorded during the years ended December 31, 2010 and 2009, respectively.

(c)	An impairment charge of $2,700 was previously recorded during the year ended December 31, 2009.
The investment property impairment charges recorded by the Company during the year ended December 31, 2010 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
University Square	Multi-tenant retail	June 30, 2010	287,000	$6,281
Riverpark Phase IIB (a)	Multi-tenant retail	June 30, 2010	61,000	1,576
Suntree Square (a)	Multi-tenant retail	September 30, 2010	96,000	1,322
Coppell Town Center (a)	Multi-tenant retail	September 30, 2010	91,000	1,851
				11,030
Discontinued Operations:
Wild Oats Market	Single-user retail	May 28, 2010	49,000	821
Circuit City Headquarters	Single-user retail	June 30, 2010	383,000	7,806
Mesa Fiesta	Multi-tenant retail	December 31, 2010	195,000	3,400
				12,027
			Total	$23,057
		Estimated fair value of impaired properties		$72,696

(a)	Property acquired by the RioCan joint venture. Impairment charge based on estimated net realizable value inclusive of projected fair value of contingent earnout proceeds.
The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(18) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Investment in marketable securities, net	$—	$—	$30,385	$30,385

Financial liabilities:
Mortgages and notes payable, net	$2,212,089	$2,401,883	$2,926,218	$3,109,577
Credit facility	$380,000	$382,723	$555,000	$555,000
Other financings	$—	$—	$8,477	$8,477
Co-venture obligation	$—	$—	$52,431	$55,000
Derivative liability	$2,783	$2,783	$2,891	$2,891
The carrying values shown in the table are included in the consolidated balance sheets under the indicated captions, except for derivative liability, which is included in “Other liabilities.”
The fair value of the financial instruments shown in the above table as of December 31, 2012 and 2011 represent the Company’s best estimates of the amounts that would be received to sell those assets or that would be paid to transfer those liabilities in a transaction between market participants at those respective dates. Those fair value measurements maximize the use of observable inputs. However, in situations where there is little, if any, market activity for the asset or liability at the measurement date, the fair value measurement reflects the Company’s own judgments about the assumptions that market participants would use in pricing the asset or liability. Those judgments are developed by the Company based on the best information available in those circumstances.
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

	Level 1	Level 2	Level 3	Total
December 31, 2012
Derivative liability	$—	2,783	—	$2,783

December 31, 2011
Investment in marketable securities, net	$30,385	—	—	$30,385
Derivative liability	$—	2,891	—	$2,891

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Investment in marketable securities, net:  Marketable securities classified as available-for-sale are measured using quoted market prices at the reporting date multiplied by the quantity held.
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012 and 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 11.
Nonrecurring Fair Value Measurements
As discussed in Note 17, the Company recorded impairment charges to write the carrying value down to estimated fair value for certain investment properties after determining that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for such assets. Estimated fair value is determined by the Company utilizing discounted cash flow models, third-party broker valuation estimates, appraisals, bona fide purchase offers or the expected sales price from an executed sales agreement. Capitalization and discount rates utilized within discounted cash flow models are based upon observable rates that the Company believed to be within a reasonable range of current market rates for the property.
Investment properties measured at fair value on a nonrecurring basis at December 31, 2012 and 2011, respectively, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

	Level 1	Level 2	Level 3	Total	Provision for Impairment of Investment Properties (a)
December 31, 2012
Investment properties - held for sale (b)	$—	9,133	—	$9,133	$6,901

December 31, 2011
Investment properties (c)	$—	—	21,439	$21,439	$38,023

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2012 and 2011, respectively.

(b)
Includes impairment charges recorded on three investment properties classified as held for sale as of December 31, 2012; such charges, calculated as the expected sales prices from executed sales agreements less estimated selling costs, were determined to be Level 3 inputs. The estimated transaction costs totaling $197 are not reflected as a reduction to the fair value disclosed in the table above.

(c)
Includes impairment charges recorded on one investment property and one outlot during the year ended December 31, 2011 based upon a discounted cash flow model and a bona fide purchase offer, respectively. Neither asset was disposed of prior to December 31, 2011, however, the investment property was transferred to the lender through a deed-in-lieu of foreclosure transaction on April 10, 2012. The inputs to the Company’s estimates of fair value were determined to be Level 3 inputs.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Fair Value Disclosures
The following table presents the Company’s financial assets and liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
December 31, 2012
Mortgages and notes payable, net	$—	—	2,401,883	$2,401,883
Credit facility	$—	—	382,723	$382,723

December 31, 2011
Mortgages and notes payable, net	$—	—	3,109,577	$3,109,577
Credit facility	$—	—	555,000	$555,000
Other financings	$—	—	8,477	$8,477
Co-venture obligation	$—	—	55,000	$55,000
Mortgages and notes payable, net:  The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 1.3% to 4.0% at December 31, 2012. The fair value of the Company’s matured mortgage payable was determined to be equal to the carrying value of the property because there is no market for a similar debt instrument and the property’s carrying value was determined to be the best estimate of fair value as of December 31, 2012.
Credit facility:  As of December 31, 2011, the carrying value of the Company’s credit facility approximated fair value due to the periodic variable rate pricing and the loan pricing spreads based on the Company’s leverage ratio and the lack of significant changes in credit markets since the February 2011 amendment. As of December 31, 2012, the Company estimated the fair value of its credit facility by discounting the future cash flows related to the fixed rate credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment was used in determining the appropriate rate. The Company used a discount rate of 2.0% at December 31, 2012.
Other financings:  Other financings on the consolidated balance sheets represent the equity interest of the noncontrolling member in certain consolidated entities where the organizational agreement contained put/call arrangements, which granted the right to the outside owners and the Company to require each entity to redeem the ownership interest in future periods for fixed amounts. The Company believed the fair value of other financings as of December 31, 2011 was the amount at which it would settle, which approximated its carrying value. As discussed in Note 1, no amounts are recorded to other financings as of December 31, 2012 following the redemption of the interests held by the Company’s partner in a consolidated joint venture on February 15, 2012.
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
There were no transfers of assets or liabilities between the levels of the fair value hierarchy during the year ended December 31, 2012.
(19) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2012, the Company has guaranteed $16,431 of its outstanding mortgage and construction loans, with maturity dates ranging from May 7, 2013 through September 30, 2016.
For the year ended December 31, 2012, the Company self-funded a group medical benefits plan for its employees. As of December 31, 2012, the Company had recorded a liability of $399, representing claims incurred but not paid and estimated claims

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

incurred but not reported. Effective January 1, 2013, the Company established a group medical benefits plan for its employees through a third party provider.
(20) Litigation
In 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that the Company’s directors and officers breached their fiduciary duties to the shareholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused the shareholders to suffer a loss in share value, all measured in some manner by reference to the Company’s 2012 offering price when it listed its shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on its initial review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the financial statements of the Company.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.
(21) Subsequent Events
Subsequent to December 31, 2012, the Company:

•
drew $125,000 on its senior unsecured revolving line of credit and used the proceeds to repay notes payable with an aggregate balance of $125,000 and a weighted average interest rate of 12.80% and the associated prepayment premium of $6,250;

•	repaid $35,000 on its senior unsecured revolving line of credit using available cash;

•
closed on the sale of Mervyns - Ridgecrest, a 59,000 square foot single-user retail property located in Ridgecrest, California for a sales price of $500 and no significant anticipated gain or loss on sale due to impairment charges recognized prior to December 31, 2012;

•
closed on the sale of Mervyns - Highland, an 80,500 square foot single-user retail property located in Highland, California for a sales price of $2,133 and no significant anticipated gain or loss on sale due to impairment charges recognized prior to December 31, 2012;

•
closed on the sale of American Express - DePere, a 132,300 square foot single-user office property located in DePere, Wisconsin for a sales price of $17,233 and anticipated gain on sale of approximately $1,914;

•
closed on the sale of a parcel of land, on which approximately 46,700 square feet of GLA was previously demolished, at Darien Towne Center, located in Darien, Illinois for a sales price of $7,600 and anticipated gain on sale of approximately $2,996; and

•	repaid a $27,200 mortgage payable with a stated interest rate of 5.45%.
On February 13, 2013, the Company’s board of directors declared the initial cash dividend for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4861 per preferred share will be paid on April 1, 2013 to preferred shareholders of record at the close of business on March 21, 2013.
On February 13, 2013, the Company’s board of directors declared the distribution for the first quarter of 2013 of $0.165625 per share on all classes of the Company’s outstanding common shares, which will be paid on April 10, 2013 to common shareholders of record at the close of business on March 29, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(22) Quarterly Financial Information (unaudited)

	2012
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$143,533	$145,292	$148,125	$153,394
Reclassified to discontinued operations (a)	—	(4,273)	(8,839)	(10,209)
Adjusted total revenues	$143,533	$141,019	$139,286	$143,185

Net income (loss)	$14,117	$(15,952)	$17,676	$(16,288)

Net income (loss) available to common shareholders	$13,854	$(15,952)	$17,676	$(16,288)

Net income (loss) per common share available to common shareholders - basic and diluted	$0.06	$(0.07)	$0.08	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	230,597	230,597	226,543	194,119

	2011
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$153,352	$146,045	$147,361	$152,323
Reclassified to discontinued operations (a)	(10,467)	(4,772)	(8,135)	(9,272)
Adjusted total revenues	$142,885	$141,273	$139,226	$143,051

Net loss	$(13,829)	$(5,016)	$(13,716)	$(40,017)

Net loss available to common shareholders	$(13,837)	$(5,023)	$(13,724)	$(40,025)

Net loss per common share available to common shareholders - basic and diluted	$(0.07)	$(0.03)	$(0.07)	$(0.21)

Weighted average number of common shares outstanding - basic and diluted	193,444	192,779	192,114	191,488

(a)	Represents revenue that has been reclassified to discontinued operations since previously reported amounts in Form 10-Q or 10-K.

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2012, 2011 and 2010
(in thousands)

	Balance at beginning of year		Charged to costs and expenses	Write-offs		Balance at end of year
Year ended December 31, 2012
Allowance for doubtful accounts	$8,231		969	(2,748)		$6,452
Tax valuation allowance	$8,900		(1,048)	—		$7,852

Year ended December 31, 2011
Allowance for doubtful accounts	$9,138		6,527	(7,434)		$8,231
Tax valuation allowance	$6,823		2,077	—		$8,900

Year ended December 31, 2010
Allowance for doubtful accounts	$31,019	(a)	3,103	(24,984)	(b)	$9,138

(a)	Beginning balance includes $5 for allowance for doubtful accounts related to an investment property held for sale in 2009.

(b)	Includes $16,909 related to a note receivable that was fully written off in 2010.

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza	$3,133	$1,300	$5,319	$65	$1,300	$5,384	$6,684	$1,579	2003	12/04
Panama City, FL
Academy Sports	3,197	1,230	3,752	—	1,230	3,752	4,982	1,157	2004	07/04
Houma, LA
Academy Sports	2,619	1,340	2,943	3	1,340	2,946	4,286	882	2004	07/04
Midland, TX
Academy Sports	3,181	1,050	3,954	6	1,050	3,960	5,010	1,186	2004	07/04
Port Arthur, TX
Academy Sports	4,166	3,215	3,963	—	3,215	3,963	7,178	1,150	2004	07/04
San Antonio, TX
Alison's Corner	2,599	1,045	5,700	78	1,045	5,778	6,823	1,834	2003	04/04
San Antonio, TX
American Express	—	1,400	15,370	9	1,400	15,379	16,779	4,306	2000	12/04
DePere, WI
Aon Hewitt East Campus (a) (c)	—	13,000	44,053	—	13,000	44,053	57,053	11,317	1974 & 1986	05/05
Lincolnshire, IL
Arvada Connection and Arvada Marketplace	22,000	8,125	39,366	718	8,125	40,084	48,209	12,944	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	9,558	—	21,052	305	—	21,357	21,357	5,954	2002	05/05
Chicago, IL
Azalea Square I	12,261	6,375	21,304	1,614	6,375	22,918	29,293	6,887	2004	10/04
Summerville, SC
Azalea Square III (a)	—	3,280	10,348	63	3,280	10,411	13,691	2,003	2007	10/07
Summerville, SC
Bangor Parkade (a)	—	11,600	13,539	5,669	11,600	19,208	30,808	4,375	2005	03/06
Bangor, ME
Battle Ridge Pavilion (a)	—	4,350	11,366	(17)	4,350	11,349	15,699	2,783	1999	05/06
Marietta, GA
Beachway Plaza	6,025	5,460	10,397	349	5,460	10,746	16,206	2,970	1984/2004	06/05
Bradenton, FL
Bed Bath & Beyond Plaza	9,244	—	18,367	64	—	18,431	18,431	5,560	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza (a)	—	4,530	11,901	—	4,530	11,901	16,431	3,233	2000-2002	07/05
Westbury, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Best on the Boulevard	17,808	7,460	25,583	133	7,460	25,716	33,176	8,239	1996-1999	04/04
Las Vegas, NV
Bison Hollow	7,610	5,550	12,324	57	5,550	12,381	17,931	3,465	2004	04/05
Traverse City, MI
Bluebonnet Parc (a)	—	4,450	16,407	148	4,450	16,555	21,005	5,484	2002	04/04
Baton Rouge, LA
Boston Commons	8,616	3,750	9,690	200	3,750	9,890	13,640	2,772	1993	05/05
Springfield, MA
Boulevard at The Capital Ctr. (a)	—	—	114,703	(30,974)	—	83,729	83,729	13,181	2004	09/04
Largo, MD
Boulevard Plaza	2,433	4,170	12,038	2,835	4,170	14,873	19,043	4,048	1994	04/05
Pawtucket, RI
The Brickyard	44,000	45,300	26,657	4,346	45,300	31,003	76,303	8,768	1977/2004	04/05
Chicago, IL
Broadway Shopping Center	10,263	5,500	14,002	2,512	5,500	16,514	22,014	4,235	1960/1999-	09/05
Bangor, ME									2000
Brown's Lane	5,060	2,600	12,005	913	2,600	12,918	15,518	3,598	1985	04/05
Middletown, RI
Central Texas Marketplace	45,386	13,000	47,559	4,321	13,000	51,880	64,880	11,262	2004	12/06
Waco, TX
Centre at Laurel	27,200	19,000	8,406	16,798	19,000	25,204	44,204	6,085	2005	02/06
Laurel, MD
Century III Plaza (a)	—	7,100	33,212	1,485	7,100	34,697	41,797	9,251	1996	06/05
West Mifflin, PA
Chantilly Crossing	16,470	8,500	16,060	2,085	8,500	18,145	26,645	4,893	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	5,060	3,450	11,728	—	3,450	11,728	15,178	3,181	2000	03/05
Woodridge, IL
Citizen's Property Insurance (a)	—	2,150	7,601	6	2,150	7,607	9,757	1,952	2005	08/05
Jacksonville, FL
Clearlake Shores	6,104	1,775	7,026	1,158	1,775	8,184	9,959	2,268	2003-2004	04/05
Clear Lake, TX
Colony Square (a)	—	16,700	22,775	380	16,700	23,155	39,855	5,487	1997	05/06
Sugar Land, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
The Columns	12,650	5,830	19,439	77	5,830	19,516	25,346	5,956	2004	8/04 &
Jackson, TN										10/04
The Commons at Temecula	25,665	12,000	35,887	1,222	12,000	37,109	49,109	9,858	1999	04/05
Temecula, CA
Coram Plaza	14,402	10,200	26,178	2,168	10,200	28,346	38,546	8,240	2004	12/04
Coram, NY
Cornerstone Plaza	4,845	2,920	10,359	(160)	2,920	10,199	13,119	2,850	2004-2005	05/05
Cocoa Beach, FL
Corwest Plaza	14,893	6,900	23,851	63	6,900	23,914	30,814	7,978	1999-2003	01/04
New Britian, CT
Cottage Plaza	10,996	3,000	19,158	164	3,000	19,322	22,322	5,543	2004-2005	02/05
Pawtucket, RI
Cranberry Square	11,288	3,000	18,736	798	3,000	19,534	22,534	6,053	1996-1997	07/04
Cranberry Township, PA
Crockett Square	5,812	4,140	7,534	52	4,139	7,587	11,726	1,922	2005	02/06
Morristown, TN
Crossroads Plaza CVS	4,373	1,040	3,780	212	1,040	3,992	5,032	1,064	1987	05/05
North Attelborough, MA
Crown Theater (a)	—	7,318	954	(60)	7,258	954	8,212	474	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,746	3,350	11,083	151	3,350	11,234	14,584	3,114	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	1,699	910	2,891	—	910	2,891	3,801	795	1999	06/05
Burleson, TX
CVS Pharmacy (Eckerd)	2,287	975	2,400	2	975	2,402	3,377	801	2003	12/03
Edmond, OK
CVS Pharmacy	1,194	750	1,958	—	750	1,958	2,708	544	1999	05/05
Lawton, OK
CVS Pharmacy	1,825	250	2,777	—	250	2,777	3,027	788	2001	03/05
Montevallo, AL
CVS Pharmacy	1,971	600	2,659	—	600	2,659	3,259	747	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,600	932	4,370	—	932	4,370	5,302	1,470	2003	12/03
Norman, OK

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
CVS Pharmacy	1,903	620	3,583	—	620	3,583	4,203	985	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,699	1,100	3,254	—	1,100	3,254	4,354	924	2004	03/05
Saginaw, TX
CVS Pharmacy	1,823	600	2,469	3	600	2,472	3,072	740	2004	10/04
Sylacauga, AL
Darien Towne Center (a)	—	7,000	22,468	1,409	7,000	23,877	30,877	7,595	1994	12/03
Darien, IL
Davis Towne Crossing	2,697	1,850	5,681	841	1,671	6,701	8,372	2,010	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	27,928	6,000	43,434	11,232	6,000	54,666	60,666	15,870	2003-2004	10/04
Denton, TX
Diebold Warehouse (a)	—	—	11,190	2	—	11,192	11,192	3,077	2005	07/05
Green, OH
Dorman Center I & II	21,109	17,025	29,478	516	17,025	29,994	47,019	9,853	2003-2004	3/04 & 7/04
Spartanburg, SC
Duck Creek	12,291	4,440	12,076	5,281	4,440	17,357	21,797	4,266	2005	11/05
Bettendorf, IA
East Stone Commons	22,550	2,900	28,714	(1,243)	2,826	27,545	30,371	6,523	2005	06/06
Kingsport, TN
Eastwood Towne Center	22,652	12,000	65,067	(701)	12,000	64,366	76,366	20,469	2002	05/04
Lansing, MI
Edgemont Town Center	6,666	3,500	10,956	(180)	3,500	10,776	14,276	3,296	2003	11/04
Homewood, AL
Edwards Multiplex	9,731	—	35,421	—	—	35,421	35,421	9,957	1988	05/05
Fresno, CA
Edwards Multiplex	14,061	11,800	33,098	—	11,800	33,098	44,898	9,303	1997	05/05
Ontario, CA
Evans Towne Centre	4,379	1,700	6,425	204	1,700	6,629	8,329	1,906	1995	12/04
Evans, GA
Fairgrounds Plaza	13,812	4,800	13,490	4,354	5,431	17,213	22,644	4,802	2002-2004	01/05
Middletown, NY
Fisher Scientific (a)	—	510	12,768	10	510	12,778	13,288	3,352	2005	06/05
Kalamazoo, MI

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Five Forks (a)	—	2,100	5,374	151	2,100	5,525	7,625	1,608	1999	12/04
Simpsonville, SC
Five Forks II (a) (d)	—	440	1,018	59	440	1,077	1,517	278	2004-2005	03/05
Simpsonville, SC
Forks Town Center	8,545	2,430	14,836	711	2,430	15,547	17,977	4,779	2002	07/04
Easton, PA
Four Peaks Plaza	9,930	5,000	20,098	4,411	5,000	24,509	29,509	6,641	2004	03/05
Fountain Hills, AZ
Fox Creek Village	9,244	3,755	15,563	(1,076)	3,755	14,487	18,242	4,384	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,706	—	47,403	1,289	—	48,692	48,692	15,035	1988	06/04
Fullerton, CA
Galvez Shopping Center	4,195	1,250	4,947	338	1,250	5,285	6,535	1,469	2004	06/05
Galveston, TX
The Gateway	98,283	28,665	110,945	21,831	28,665	132,776	161,441	34,980	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	24,814	9,880	55,195	1	9,880	55,196	65,076	16,023	2003-2004	12/04
Avondale, AZ
Gateway Plaza (a)	—	—	26,371	2,736	—	29,107	29,107	8,680	2000	07/04
Southlake, TX
Gateway Station	3,031	1,050	3,911	1,143	1,050	5,054	6,104	1,446	2003-2004	12/04
College Station, TX
Gateway Station II & III (a)	—	3,280	11,557	28	3,280	11,585	14,865	1,850	2006-2007	05/07
College Station, TX
Gateway Village	37,600	8,550	39,298	4,062	8,550	43,360	51,910	13,215	1996	07/04
Annapolis, MD
Gerry Centennial Plaza (a)	—	5,370	12,968	9,020	5,370	21,988	27,358	4,056	2006	06/07
Oswego, IL
Gloucester Town Center	9,029	3,900	17,878	198	3,900	18,076	21,976	5,007	2003	05/05
Gloucester, NJ
Golfsmith (a)	—	1,250	2,974	2	1,250	2,976	4,226	746	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace (a)	—	—	30,377	2,803	—	33,180	33,180	9,821	2001	08/04
Tallahassee, FL

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Grapevine Crossing	11,525	4,100	16,938	17	3,894	17,161	21,055	4,792	2001	04/05
Grapevine, TX
Green's Corner	5,449	3,200	8,663	86	3,200	8,749	11,949	2,558	1997	12/04
Cumming, GA
Greensburg Commons	10,250	2,700	19,080	(194)	2,700	18,886	21,586	5,402	1999	04/05
Greensburg, IN
Greenwich Center	14,475	5,439	21,594	(9,465)	3,791	13,777	17,568	1,802	2002-2003	02/06
Phillipsburg, NJ									& 2006
Gurnee Town Center	15,472	7,000	35,147	2,814	7,000	37,961	44,961	10,789	2000	10/04
Gurnee, IL
Hartford Insurance Building (a)	—	1,700	13,709	6	1,700	13,715	15,415	3,688	2005	08/05
Maple Grove, MN
Harvest Towne Center	4,087	3,155	5,085	188	3,155	5,273	8,428	1,579	1996-1999	09/04
Knoxville, TN
Henry Town Center (a)	—	10,650	46,814	578	10,650	47,392	58,042	13,839	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,543	3,065	10,729	1,197	3,065	11,926	14,991	3,804	2002	03/04
Euless, TX
Hickory Ridge	19,754	6,860	33,323	524	6,860	33,847	40,707	9,833	1999	01/04
Hickory, NC
High Ridge Crossing	5,060	3,075	9,148	(273)	3,075	8,875	11,950	2,557	2004	03/05
High Ridge, MO
Holliday Towne Center	7,979	2,200	11,609	(367)	2,200	11,242	13,442	3,343	2003	02/05
Duncansville, PA
Home Depot Center (a)	—	—	16,758	—	—	16,758	16,758	4,608	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,750	9,700	17,137	576	9,700	17,713	27,413	4,831	1992	06/05
Orange, CT
HQ Building	9,303	5,200	10,010	4,165	5,200	14,175	19,375	3,307	Redev: 2004	12/05
San Antonio, TX
Humblewood Shopping Center	6,598	2,200	12,823	(51)	2,200	12,772	14,972	3,312	Renov: 2005	11/05
Humble, TX
Irmo Station	5,157	2,600	9,247	214	2,600	9,461	12,061	2,745	1980 & 1985	12/04
Irmo, SC

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Jefferson Commons	55,016	23,097	52,762	15	23,097	52,777	75,874	9,551	2005	02/08
Newport News, VA
King Philip's Crossing	10,567	3,710	19,144	(368)	3,710	18,776	22,486	4,900	2005	11/05
Seekonk, MA
La Plaza Del Norte	17,125	16,005	37,744	954	16,005	38,698	54,703	12,440	1996/1999	01/04
San Antonio, TX
Lake Mary Pointe	1,693	2,075	4,009	79	2,065	4,098	6,163	1,228	1999	10/04
Lake Mary, FL
Lake Mead Crossing (a) (e)	—	17,796	50,272	(8,225)	14,505	45,338	59,843	6,759	2011	10/06
Las Vegas, NV
Lake Worth Towne Crossing (a)	—	6,200	30,910	4,311	6,200	35,221	41,421	8,241	2005	06/06
Lake Worth, TX
Lakepointe Towne Center (a)	—	4,750	23,904	875	4,750	24,779	29,529	6,852	2004	05/05
Lewisville, TX
Lakewood Towne Center (a)	—	11,200	70,796	(2,975)	11,200	67,821	79,021	21,289	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Plaza	40,034	13,000	46,482	22,013	13,165	68,330	81,495	17,088	2001-2004	09/05
Worcester, MA
Low Country Village I & II (a)	—	2,910	16,614	(513)	2,486	16,525	19,011	4,922	2004 & 2005	06/04 &
Bluffton, SC										09/05
Lowe's/Bed, Bath & Beyond	13,345	7,423	799	(8)	7,415	799	8,214	391	2005	08/05
Butler, NJ
MacArthur Crossing	7,090	4,710	16,265	1,632	4,710	17,897	22,607	5,561	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,520	2,635	15,040	(779)	2,635	14,261	16,896	4,141	2004	02/05
Houma, LA
Manchester Meadows (a)	—	14,700	39,738	(57)	14,700	39,681	54,381	12,224	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing (a)	—	3,300	12,195	3,480	3,300	15,675	18,975	4,607	2003-2004	11/04
Mansfield, TX
Maple Tree Place (a)	—	28,000	67,361	3,584	28,000	70,945	98,945	19,610	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	13,430	1,900	16,668	959	1,847	17,680	19,527	4,538	1986/2004	11/05
Columbus, IN

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
The Market at Polaris (a)	—	11,750	40,197	6,037	11,750	46,234	57,984	11,785	2005	11/05
Columbus, OH
Massillon Commons	7,152	4,090	12,521	428	4,090	12,949	17,039	3,623	1986/2000	04/05
Massillon, OH
McAllen Shopping Center	1,586	850	2,958	(112)	850	2,846	3,696	838	2004	12/04
McAllen, TX
Mervyns	—	6,305	5,384	25	6,305	5,409	11,714	1,441	1982	09/05
Oceanside, CA
Mervyns	—	1,925	4,294	(3,315)	975	1,929	2,904	337	1987	09/05
Turlock, CA
Mid-Hudson Center (a)	—	9,900	29,160	1	9,900	29,161	39,061	7,937	2000	07/05
Poughkeepsie, NY
Midtown Center	30,597	13,220	41,687	5,041	13,220	46,728	59,948	12,659	1986-1987	01/05
Milwaukee, WI
Mission Crossing	11,868	4,000	12,616	7,167	4,670	19,113	23,783	4,962	Renov:	07/05
San Antonio, TX									2003-2005
Mitchell Ranch Plaza (a)	—	5,550	26,213	300	5,550	26,513	32,063	8,086	2003	08/04
New Port Richey, FL
Montecito Crossing	17,277	9,700	25,414	9,172	11,300	32,986	44,286	8,485	2004-2005	10/05 &
Las Vegas, NV									& 2007	01/08
Mountain View Plaza I & II (a)	—	5,180	18,212	54	5,120	18,326	23,446	4,674	2003 &	10/05 &
Kalispell, MT									2006	11/06
Newburgh Crossing	6,731	4,000	10,246	6	4,000	10,252	14,252	2,724	2005	10/05
Newburgh, NY
Newnan Crossing I & II	25,404	15,100	33,987	4,664	15,100	38,651	53,751	11,671	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,844	3,350	6,927	(14)	3,350	6,913	10,263	2,021	1997	12/04
Covington, GA
North Rivers Towne Center	10,315	3,350	15,720	248	3,350	15,968	19,318	5,127	2003-2004	04/04
Charleston, SC
Northgate North	27,500	7,540	49,078	(15,722)	7,540	33,356	40,896	10,699	1999-2003	06/04
Seattle, WA
Northpointe Plaza	23,841	13,800	37,707	2,581	13,800	40,288	54,088	12,472	1991-1993	05/04
Spokane, WA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Northwood Crossing (a)	—	3,770	13,658	890	3,770	14,548	18,318	3,614	1979/2004	01/06
Northport, AL
Northwoods Center	8,758	3,415	9,475	6,362	3,415	15,837	19,252	4,483	2002-2004	12/04
Wesley Chapel, FL
Orange Plaza (Golfland Plaza) (a)	—	4,350	4,834	2,163	4,350	6,997	11,347	1,541	1995	05/05
Orange, CT
The Orchard	11,973	3,200	17,151	14	3,200	17,165	20,365	4,628	2004-2005	07/05 &
New Hartford, NY										9/05
Pacheco Pass Phase I & II (a)	—	13,420	32,784	(1,078)	13,400	31,726	45,126	7,660	2004 & 2006	07/05 &
Gilroy, CA										06/07
Page Field Commons (a)	—	—	43,355	1,816	—	45,171	45,171	12,539	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	9,439	6,590	20,425	197	6,590	20,622	27,212	6,618	2002	04/04
Phoenix, AZ
Parkway Towne Crossing (a)	—	6,142	20,423	3,881	6,142	24,304	30,446	5,222	2010	08/06
Frisco, TX
Pavillion at Kings Grant I & II	16,000	10,274	12,392	11,712	10,274	24,104	34,378	5,506	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Peoria Crossings I & II	24,131	6,995	32,816	3,862	8,495	35,178	43,673	11,027	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	4,282	2,600	6,776	200	2,600	6,976	9,576	2,060	2004	12/04
Phenix City, AL
Pine Ridge Plaza (a)	—	5,000	19,802	2,026	5,000	21,828	26,828	6,607	1998/2004	06/04
Lawrence, KS
Placentia Town Center	11,385	11,200	11,751	286	11,200	12,037	23,237	3,533	1973/2000	12/04
Placentia, CA
Plaza at Marysville	9,343	6,600	13,728	302	6,600	14,030	20,630	4,263	1995	07/04
Marysville, WA
Plaza at Riverlakes	8,719	5,100	10,824	17	5,100	10,841	15,941	3,240	2001	10/04
Bakersfield, CA
Plaza Santa Fe II (a)	—	—	28,588	2,049	—	30,637	30,637	9,244	2000-2002	06/04
Santa Fe, NM
Pleasant Run	14,110	4,200	29,085	2,502	4,200	31,587	35,787	9,188	2004	12/04
Cedar Hill, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Powell Center (a)	—	5,490	7,448	(5)	5,490	7,443	12,933	1,572	2001	04/07
Lewis Center, OH
Preston Trail Village	13,165	7,139	13,670	1,040	7,139	14,710	21,849	2,414	1978/2008	09/08
Dallas, TX
Promenade at Red Cliff	8,271	5,340	12,665	878	5,340	13,543	18,883	4,206	1997	02/04
St. George, UT
Quakertown	8,026	2,400	9,246	1	2,400	9,247	11,647	2,488	2004-2005	09/05
Quakertown, PA
Rasmussen College (a)	—	850	4,049	(85)	759	4,055	4,814	1,102	2005	08/05
Brooklyn Park, MN
Rave Theater (a)	—	3,440	22,111	2,881	3,440	24,992	28,432	6,346	2005	12/05
Houston, TX
Raytheon Facility (a)	—	650	18,353	2	650	18,355	19,005	4,991	Rehab: 2001	08/05
State College, PA
Red Bug Village (a)	—	1,790	6,178	134	1,790	6,312	8,102	1,719	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	46,250	15,800	70,372	10,347	15,800	80,719	96,519	23,928	1986/2004	08/04
Baltimore, MD
Ridge Tool Building (a)	—	415	6,799	1	415	6,800	7,215	1,725	2005	09/05
Cambridge, OH
Rite Aid Store (Eckerd), Sheridan Dr.	2,903	2,000	2,722	—	2,000	2,722	4,722	715	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Rd.	3,243	2,500	2,764	2	2,500	2,766	5,266	727	2003	11/05
Amherst, NY
Rite Aid Store (Eckerd) (a)	—	900	1,215	—	900	1,215	2,115	338	1999-2000	05/05
Atlanta, GA
Rite Aid Store (Eckerd), E. Main St.	2,855	1,860	2,786	19	1,860	2,805	4,665	732	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), W. Main St.	2,547	1,510	2,627	—	1,510	2,627	4,137	690	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	2,198	900	2,677	—	900	2,677	3,577	703	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd), Main St.	2,174	1,340	2,192	—	1,340	2,192	3,532	576	1998	11/05
Buffalo, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	677	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,718	750	2,042	—	750	2,042	2,792	561	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	—	2,080	1,393	3,473	366	1999	11/05
Cheektowaga, NY
Rite Aid Store (Eckerd)	3,163	3,000	3,955	22	3,000	3,977	6,977	1,109	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,703	900	2,377	—	900	2,377	3,277	768	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,362	600	2,033	1	600	2,034	2,634	640	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	1,665	900	2,475	—	900	2,475	3,375	647	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	—	470	2,657	3,127	698	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,635	1,050	2,047	1	1,050	2,048	3,098	644	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd) (a)	—	1,550	3,954	6	1,550	3,960	5,510	1,076	2004	8/05
Hellertown, PA
Rite Aid Store (Eckerd)	2,409	2,060	1,873	—	2,060	1,873	3,933	492	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,877	1,940	2,736	—	1,940	2,736	4,676	719	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,946	700	2,960	1	700	2,961	3,661	932	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	—	1,710	1,207	2,917	317	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd) (a)	—	975	4,369	6	975	4,375	5,350	1,189	2004	08/05
Lebanon, PA
Rite Aid Store (Eckerd)	2,716	1,650	2,788	—	1,650	2,788	4,438	732	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	—	820	1,935	2,755	508	2000	11/05
North Chili, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	2,452	1,190	2,809	—	1,190	2,809	3,999	738	1999	11/05
Olean, NY
Rite Aid Store (Eckerd) (a)	—	1,000	4,328	5	1,000	4,333	5,333	1,178	2004	08/05
Punxsutawney, PA
Rite Aid Store (Eckerd), Culver Rd.	2,376	1,590	2,279	—	1,590	2,279	3,869	599	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd), Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	795	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	—	800	3,075	3,875	808	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Rd.	2,770	2,830	1,683	—	2,830	1,683	4,513	442	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd), Union Rd.	2,395	1,610	2,300	—	1,610	2,300	3,910	604	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	—	810	1,434	2,244	376	1997	11/05
Yorkshire, NY
Riverpark Phase IIA	6,435	1,800	8,542	(57)	1,800	8,485	10,285	1,973	2006	09/06
Sugar Land, TX
Rivery Town Crossing	8,018	2,900	6,814	308	2,900	7,122	10,022	1,623	2005	10/06
Georgetown, TX
Royal Oaks Village II (a)	—	2,200	11,859	(232)	2,200	11,627	13,827	3,064	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,758	3,200	12,642	(2,030)	3,200	10,612	13,812	3,297	1999	09/04
Bethlehem, PA
Shaws Supermarket (a)	—	2,700	11,532	(298)	2,700	11,234	13,934	3,820	1995	12/03
New Britain, CT
Shoppes at Lake Andrew I & II	14,807	4,000	22,996	305	4,000	23,301	27,301	6,857	2003	12/04
Viera, FL
Shoppes at Park West	5,449	2,240	9,357	(56)	2,240	9,301	11,541	2,822	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	4,932	2,190	8,840	98	2,190	8,938	11,128	2,909	1999	01/04
Severn, MD
Shoppes at Stroud (a)	—	5,711	27,878	(2,938)	5,111	25,540	30,651	4,182	2007-2008	01/08
Stroudsburg, PA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Shoppes of New Hope	3,695	1,350	11,045	(227)	1,350	10,818	12,168	3,377	2004	07/04
Dallas, GA
Shoppes of Prominence Point I&II (a)	—	3,650	12,652	337	3,650	12,989	16,639	3,892	2004 & 2005	06/04 &
Canton, GA										09/05
Shoppes of Warner Robins	5,268	1,110	11,258	(23)	1,110	11,235	12,345	3,088	2004	06/05
Warner Robins, GA
Shops at 5 (a)	—	8,350	59,570	70	8,350	59,640	67,990	16,573	2005	06/05
Plymouth, MA
The Shops at Boardwalk	7,625	5,000	30,540	(1,397)	5,000	29,143	34,143	9,085	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	4,615	1,050	6,133	(70)	1,050	6,063	7,113	1,778	2002	12/04
Round Rock, TX
The Shops at Legacy	61,100	8,800	108,940	11,635	8,800	120,575	129,375	24,214	2002	06/07
Plano, TX
Shops at Park Place	7,996	9,096	13,175	513	9,096	13,688	22,784	4,821	2001	10/03
Plano, TX
Southgate Plaza	4,027	2,200	9,229	61	2,161	9,329	11,490	2,660	1998-2002	03/05
Heath, OH
Southlake Town Square I - VII (b)	146,468	41,490	187,353	19,006	41,490	206,359	247,849	51,123	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stanley Works / Mac Tools (a)	—	1,900	7,624	—	1,900	7,624	9,524	2,112	2004	01/05
Westerville, OH
Stateline Station (a)	—	6,500	23,780	(14,597)	3,829	11,854	15,683	1,994	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	5,216	2,200	9,426	14	2,200	9,440	11,640	2,752	1997	12/04
Acworth, GA
Stonebridge Plaza (a)	—	1,000	5,783	138	1,000	5,921	6,921	1,592	1997	08/05
McKinney, TX
Stony Creek I	8,758	6,735	17,564	(103)	6,735	17,461	24,196	6,113	2003	12/03
Noblesville, IN
Stony Creek II (a)	—	1,900	5,106	46	1,900	5,152	7,052	1,346	2005	11/05
Noblesville, IN
Stop & Shop (a)	—	2,650	11,491	6	2,650	11,497	14,147	3,014	Renov: 2005	11/05
Beekman, NY

RETAIL PROPERTIES OF AMERICA, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Target South Center	5,571	2,300	8,760	660	2,300	9,420	11,720	2,446	1999	11/05
Austin, TX
Tim Horton Donut Shop	—	212	30	—	212	30	242	14	2004	11/05
Canandaigua, NY
Tollgate Marketplace	35,000	8,700	61,247	1,971	8,700	63,218	71,918	19,100	1979/1994	07/04
Bel Air, MD
Town Square Plaza	16,815	9,700	18,264	1,489	9,700	19,753	29,453	5,051	2004	12/05
Pottstown, PA
Towson Circle (a)	—	9,050	17,840	(798)	6,874	19,218	26,092	5,636	1998	07/04
Towson, MD
Traveler's Office Building (a)	—	650	7,001	822	1,079	7,394	8,473	1,823	2005	01/06
Knoxville, TN
Trenton Crossing	16,640	8,180	19,262	3,165	8,180	22,427	30,607	6,259	2003	02/05
McAllen, TX
University Square	26,865	1,770	48,068	(42,239)	986	6,613	7,599	854	2003	05/05
University Heights, OH
University Town Center	4,574	—	9,557	166	—	9,723	9,723	2,891	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	11,008	6,200	16,275	77	6,200	16,352	22,552	4,580	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,352	3,335	7,766	121	3,335	7,887	11,222	2,255	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainesville	20,000	4,450	36,592	438	4,450	37,030	41,480	10,083	2004	09/05
Gainesville, GA
Village Shoppes at Simonton	3,411	2,200	10,874	(216)	2,200	10,658	12,858	3,310	2004	08/04
Lawrenceville, GA
Walgreens	3,058	450	5,074	—	450	5,074	5,524	1,376	2000	04/05
Northwoods, MO
Walgreens	2,242	550	3,580	—	550	3,580	4,130	1,017	1999	04/05
West Allis, WI
Walter's Crossing	20,626	14,500	16,914	683	14,500	17,597	32,097	4,362	2005	07/06
Tampa, FL
Watauga Pavillion	14,500	5,185	27,504	103	5,185	27,607	32,792	8,794	2003-2004	05/04
Watauga, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2012
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
West Town Market	5,329	1,170	10,488	78	1,170	10,566	11,736	2,868	2004	06/05
Fort Mill, SC
Wilton Square (a)	—	8,200	35,538	106	8,200	35,644	43,844	9,669	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,839	4,400	7,471	182	4,400	7,653	12,053	2,232	1999	11/04
Memphis, TN
Zurich Towers	59,906	7,900	137,096	13	7,900	137,109	145,009	38,477	1986 & 1990	11/04
Schaumburg, IL
Total Operating Properties	2,076,670	1,203,877	4,521,987	160,797	1,195,527	4,691,134	5,886,661	1,274,842

Development Properties
Bellevue Mall (f)	—	3,056	—	—	3,056	—	3,056	—
Nashville, TN
Green Valley (e) (f)	10,419	11,829	13,416	(1,580)	10,940	12,725	23,665	945
Henderson, NV
South Billings (f)	—	—	—	—	—	—	—	—
Billings, MT
Total Development Properties	10,419	14,885	13,416	(1,580)	13,996	12,725	26,721	945

Developments in Progress	—	20,360	29,136	—	20,360	29,136	49,496	—

Total Investment Properties	$2,087,089	$1,239,122	$4,564,539	$159,217	$1,229,883	$4,732,995	$5,962,878	$1,275,787

(a)	This property is included in the pool of unencumbered assets under the Company’s amended and restated senior unsecured credit facility.

(b)	A portion of this property is included in the pool of unencumbered assets under the Company’s amended and restated senior unsecured credit facility.

(c)	The lease at this property was assigned from Hewitt Associates to Aon Corporation in 2012.

(d)	This property was a former Blockbuster Video. The property name was changed when the tenant vacated in 2012.

(e)	A portion (exterior pads) of this property was sold in 2012.

(f)	A portion of this property is included in Developments in Progress.

RETAIL PROPERTIES OF AMERICA, INC.

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2012 for U.S. federal income tax purposes was approximately $5,997,426 (unaudited).

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2012	2011	2010
Balance at January 1,	$6,441,555	$6,721,242	$6,969,951
Purchase of investment property	31,486	25,194	58
Sale of investment property	(501,369)	(269,214)	(255,764)
Property held for sale	(8,746)	—	—
Provision for asset impairment	(23,819)	(54,848)	(32,318)
Payments received under master leases	(21)	(259)	(789)
Acquired in-place lease intangibles	23,625	23,154	45,551
Acquired above market lease intangibles	3,829	2,572	3,171
Acquired below market lease intangibles	(3,662)	(6,286)	(8,618)
Balance at December 31,	$5,962,878	$6,441,555	$6,721,242

(E)	Reconciliation of accumulated depreciation:

	2012	2011	2010
Balance at January 1,	$1,180,767	$1,034,769	$866,169
Depreciation expense	195,994	202,970	212,832
Sale of investment property	(87,218)	(35,604)	(22,653)
Property held for sale	(17)	—	—
Provision for asset impairment	(7,423)	(13,856)	(8,071)
Write-offs due to early lease termination	(6,316)	(7,512)	(11,568)
Other disposals	—	—	(1,940)
Balance at December 31,	$1,275,787	$1,180,767	$1,034,769

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
Based on management’s evaluation as of December 31, 2012, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Retail Properties of America, Inc.:
We have audited the internal control over financial reporting of Retail Properties of America, Inc. (formerly Inland Western Retail Real Estate Trust, Inc.) and subsidiaries (the “Company”) as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 20, 2013

Item 9B.  Other Information
On February 19, 2013, we entered into retention agreements with Steven P. Grimes, Angela M. Aman, Niall J. Byrne, Shane C. Garrison, Dennis K. Holland and James W. Kleifges. The terms of these agreements are identical and are described in Item 11. “Executive Compensation — Retention Agreements,” which description is incorporated herein by reference.
The foregoing summary of the retention agreements does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of such documents, which are filed as Exhibits 10.9 - 10.14 to this Form 10-K and are incorporated herein by reference.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our board of directors (the Board) currently consists of eight directors. The Board size was reduced from nine to eight following the resignation of Brenda G. Gujral as a director on May 31, 2012. After an evaluation, our Board determined that all of our directors satisfy the definition of “independent” under the NYSE’s listing standards, except for Steven P. Grimes. The election of members of the Board is conducted on an annual basis. Each individual elected to the Board serves a one-year term and until his or her successor is elected and qualifies. Accordingly, the term of office of each of our directors will expire at the 2013 annual meeting. Our officers serve at the discretion of the Board.
Certain information regarding our executive officers and directors is set forth below:

Name	Age *	Position
Steven P. Grimes	46	Director, President and Chief Executive Officer
Angela M. Aman	33	Executive Vice President, Chief Financial Officer and Treasurer
Niall J. Byrne	56	Executive Vice President and President of Property Management
Shane C. Garrison	43	Executive Vice President, Chief Operating Officer and Chief Investment Officer
Dennis K. Holland	60	Executive Vice President, General Counsel and Secretary
James W. Kleifges	63	Executive Vice President and Chief Accounting Officer
Gerald M. Gorski **	69	Director and Chairman of the Board
Kenneth H. Beard **	73	Director
Frank A. Catalano, Jr. **	51	Director
Paul R. Gauvreau **	73	Director
Richard P. Imperiale **	53	Director
Kenneth E. Masick **	67	Director
Barbara A. Murphy **	75	Director
*    As of February 15, 2013
**    Determined by the Board to be an independent director within the meaning of the NYSE listing standards.
The following are biographical summaries of the experience of our executive officers and directors.
Steven P. Grimes serves as our President and Chief Executive Officer and as a Director. Mr. Grimes has served as one of our directors since March 8, 2011 and as our President and Chief Executive Officer since October 13, 2009. Previously, Mr. Grimes served as our Chief Financial Officer since the internalization of our management on November 15, 2007 through December 31, 2011; Chief Operating Officer since our internalization through October 12, 2009 and Treasurer from October 14, 2008 through December 31, 2011. Prior to our internalization, Mr. Grimes served as Principal Financial Officer and Treasurer and the Chief Financial Officer of Inland Western Retail Real Estate Advisory Services, Inc., which was our former business manager/advisor, since February 2004. Prior to joining our former business manager/advisor, Mr. Grimes served as a Director with Cohen Financial, a mortgage brokerage firm, and as a senior manager with Deloitte in their Chicago-based real estate practice. Mr. Grimes is also an active member of various real estate trade associations, including NAREIT and the Real Estate Roundtable. Mr. Grimes received his B.S. in Accounting from Indiana University.

Angela M. Aman serves as Executive Vice President, Chief Financial Officer and Treasurer of the Company. Ms. Aman joined the Company as director of capital markets on August 4, 2011 and served as Vice President — Director of Capital Markets since October 11, 2012. She has served as our Executive Vice President, Chief Financial Officer and Treasurer since January 1, 2012. Prior to joining the Company, Ms. Aman was a Portfolio Manager with RREEF, the real estate investment management business of Deutsche Bank, for six years. As part of their North American investment group, she focused on retail and regional mall companies. Ms. Aman started her career in investment banking at Deutsche Bank, where she spent four years with real estate group underwriting debt and equity offerings, as well as advising clients on mergers and acquisitions and additional strategic transactions. Ms. Aman received her B.S. in Economics from The Wharton School of The University of Pennsylvania.
Niall J. Byrne serves as our Executive Vice President and President of Property Management. In this role, Mr. Byrne is responsible for the oversight of all the property management functions for our portfolio. Mr. Byrne has served as our Executive Vice President since October 12, 2010 and as our President of Property Management since the internalization of our management on November 15, 2007. Prior to that time, he served as a Senior Vice President of RPAI HOLDCO Management LLC (f/k/a Inland Holdco Management LLC), which was a property management company affiliated with our former business manager/advisor, since 2005. In this role, Mr. Byrne was responsible for the oversight of all of the property management, leasing and marketing activities for our portfolio and was involved in our development, acquisitions and joint venture initiatives. Previously, from 2004 to 2005, Mr. Byrne served as Vice President of Asset Management of American Landmark Properties, Ltd., a private real estate company, where he was responsible for a large commercial and residential portfolio of properties. Prior to joining American Landmark Properties, Ltd., Mr. Byrne served as Senior Vice President/Director of Operations for Providence Management Company, LLC, or PMC Chicago, from 2000 to 2004. At PMC Chicago, he oversaw all aspects of property operations, daily management and asset management functions for an 8,000-unit multi-family portfolio. Prior to joining PMC Chicago, Mr. Byrne also had over 15 years of real estate experience with the Chicago based Habitat Company and with American Express/Balcor and five years of public accounting experience. Mr. Byrne received his B.S. in Accounting from DePaul University and is a Certified Public Accountant.
Shane C. Garrison serves as our Executive Vice President, Chief Investment Officer and Chief Operating Officer. In this role, Mr. Garrison is responsible for several operating functions within the company, including leasing, property management, asset management, which includes acquisitions and dispositions, joint ventures and construction operations. He also serves as an Executive Committee member of our joint venture entity MS Inland Fund, LLC and as an Advisory Board member of our joint venture entities RC Inland L.P. and RC Inland REIT LP. Mr. Garrison has served as our Chief Operating Officer since January 1, 2012, as our Executive Vice President since October 12, 2010 and as our Chief Investment Officer since the internalization of our management on November 15, 2007. Prior to that time, Mr. Garrison served as Vice President of Asset Management of RPAI HOLDCO Management LLC (f/k/a Inland US Management LLC), which was a property management company affiliated with our former business manager/advisor, since 2004. In this prior role, Mr. Garrison underwrote over $1.2 billion of assets acquired by us, and went on to spearhead our development and joint venture initiatives. Previously, Mr. Garrison had served as head of asset management for ECI Properties, a small boutique owner of industrial and retail properties, and the general manager of the Midwest region for Circuit City, a large electronics retailer. Mr. Garrison received his B.S. in Business Administration from Illinois State University and an MBA in Real Estate Finance from DePaul University.
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
Frank A. Catalano, Jr. serves as a Director. Mr. Catalano has been one of our directors since our inception on March 5, 2003. Mr. Catalano’s experience includes mortgage banking. Since February 1, 2008, he has been with Gateway Funding Diversified Mortgage Services, L.P., a residential mortgage banking company, as their Regional Vice President. From 2002 until August 2007, he was a Vice President of American Home Mortgage Company. He also was President and Chief Executive Officer of CCS Mortgage, Inc. from 1995 through 2000. Since 1999, Mr. Catalano has also served as President of Catalano & Associates. Catalano & Associates is a real estate company that engages in brokerage and property management services and the rehabilitation and leasing of office buildings. Mr. Catalano is currently a member of the Elmhurst Memorial Healthcare Board of Governors and formerly served as the chairman of the board of the Elmhurst Chamber of Commerce. Mr. Catalano holds a mortgage banker’s license.
Paul R. Gauvreau serves as a Director. Mr. Gauvreau has been one of our directors since our inception on March 5, 2003. He is the retired Chief Financial Officer, Financial Vice President and Treasurer of Pittway Corporation, a NYSE listed manufacturer and distributor of professional burglar and fire alarm systems and equipment from 1966 until its sale to Honeywell, Inc. in 2001. He was President of Pittway’s non-operating real estate and leasing subsidiaries through 2001. He also was a financial consultant to Honeywell, Inc., Genesis Cable, L.L.C. and ADUSA, Inc. Additionally, he was a director and audit committee member of Cylink Corporation, a NASDAQ Stock Market listed manufacturer of voice and data security products from 1998 until its merger with Safenet, Inc. in February 2003. Mr. Gauvreau holds an MBA from the University of Chicago and a BSC from Loyola University of Chicago. He is on the Board of Trustees and a member of the Finance Committee of Benedictine University, Lisle, Illinois and a member of the Board of Directors of the Children’s Brittle Bone Foundation, Pleasant Prairie, Wisconsin.
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
Barbara A. Murphy serves as a Director. Ms. Murphy has been one of our directors since July 1, 2003. Ms. Murphy was the former Chairwoman of the DuPage Republican Party and is the current Committeeman for The Milton Township Republican Central Committee in Illinois. After serving for twenty years, she recently retired as a Trustee of Milton Township in Illinois. Ms. Murphy is currently a member of the Illinois Motor Vehicle Review Board and the Matrimonial Fee Arbitration Board, and has previously served on the DuPage Civic Center Authority Board, the DuPage County Domestic Violence Task Force and the Illinois Toll Highway Advisory Committee and as a founding member of the Family Shelter Service Board. Ms. Murphy also previously served as the Chairman for the Milton Township Republican Central Committee in Illinois and as the Republican Party’s State Central Committeewoman for the Sixth Congressional District. Ms. Murphy also has experience as the co-owner of a small retail business.
Director Qualifications. In concluding that each of the foregoing Directors should serve as a Director, the Nominating and Corporate Governance Committee, or NCG Committee, and the Board focused on each Director’s participation and performance on the Board during his or her tenure, as well as each Director’s experience, qualifications, attributes and skills discussed in each of the Directors’ individual biographies set forth elsewhere herein. In particular, with respect to each Director, the NCG Committee and the Board noted the following:

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
Board Structure.  Since our inception, we have had separate individuals serving in the positions of Chief Executive Officer and Chairman of the Board. The Board believes this structure best serves us by allowing one person (Chief Executive Officer) to focus his efforts on setting our strategic direction and providing day-to-day leadership while the other person (Chairman of the Board) can focus on presiding at meetings of the Board and overall planning and relations with the Directors. The Board believes that the needs of a corporation with the large number of properties and the wide spectrum of issues that we face are best met by allowing these two different functions to be handled by two separate individuals.
Executive Sessions. Non-management directors meet in executive session without management present at regularly scheduled meetings and at such other times that the non-management directors deem appropriate. The independent directors also meet in executive session at least once per year. The Chairman of the Board acts as the presiding director for these executive sessions of non-management directors provided that if the Chairman of the Board is not an independent director or is not present, the Chair of the NCG Committee shall act as the presiding director and if such chair is not present, the directors present at the executive session shall determine the director to preside at such executive session by majority vote.

Board Role in Risk Management.  General oversight of risk management is a function undertaken by the entire Board. All major purchases and sales of property are reviewed and approved by the Board. As part of this review and approval process, the Board considers, among other things, the risks posed by such activities and receives input on various aspects of those risks, including operational, financial, legal and regulatory, and reputational risk, from senior management, including the Chief Investment Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and the General Counsel. In addition, the Audit Committee regularly receives reports from the Chief Financial Officer and Chief Accounting Officer, as well as from our independent auditors and other outside professionals, with respect to financial and operational controls and risk assessment, and reports on these matters to the Board.
Compensation Policy and Risk.  The Compensation Committee has reviewed our compensation policies and practices and does not believe such policies and practices are reasonably likely to have a material adverse effect on us.
Guidelines on Corporate Governance and Code of Business Conduct and Ethics
Our Board, upon the recommendation of the NCG Committee, has adopted guidelines on corporate governance establishing a common set of expectations to assist the board of directors in performing its responsibilities. The corporate governance policies and guidelines address a number of topics, including, among other things, director qualification standards, director responsibilities, the responsibilities and composition of the committees of the Board, director access to management and independent advisors, director compensation, management succession and evaluations of the performance of the Board. Our corporate governance guidelines meet the requirements of the NYSE’s listing standards and are publicly available on our website at www.rpai.com under “corporate governance” on the investor relations webpage. Our Board also has adopted a code of business conduct and ethics, which includes a conflicts of interest policy, that applies to all of our directors and executive officers. The Code of Business Conduct and Ethics meets the requirements of a “code of ethics” as defined by the rules and regulations of the SEC and is publicly available on our website at www.rpai.com under “corporate governance” on the investor relations webpage. A printed copy of our corporate governance guidelines and our code of business conduct and ethics may also be obtained by any shareholder upon request. We intend to disclose on this website any amendment to, or waiver of, any provision of our code of business conduct and ethics applicable to our directors and executive officers that would otherwise be required to be disclosed under the rules of the SEC or the NYSE.
Corporate Governance Profile
We have structured our corporate governance in a manner we believe closely aligns our interests with those of our shareholders. Notable features of our corporate governance structure include the following:

•	the Board is not staggered, with each of our directors subject to re-election annually;

•	of the eight persons who currently serve on the Board, seven have been affirmatively determined by the Board to be independent for purposes of the NYSE’s listing standards;

•	at least one of our directors qualifies as an “audit committee financial expert” as defined by SEC rules;

•	we have an independent Chairman of our Board;

•	we have opted out of the Maryland business combination and control share acquisition statutes and provide that we may not opt in without shareholder approval;

•
we do not have a shareholder rights plan, and we provide that, in the future, we will not adopt a shareholder rights plan unless our shareholders approve in advance the adoption of a plan or, if adopted by our Board, we will submit the shareholder rights plan to our shareholders for a ratification vote within 12 months of the adoption or the plan will terminate; and

•	we intend to conduct an annual shareholders’ advisory vote on executive compensation in accordance with the shareholders’ advisory vote on the frequency of executive compensation.
Board Meetings in 2012
Our Board met 17 times during 2012. Each director who was a director during 2012 attended more than 88% of the aggregate of (1) the total number of meetings of our Board (held during the period for which he or she has been a director) and (2) the total number of meetings of all committees of our Board on which the director served (during the periods he or she served). We do not have a policy with regard to Board members’ attendance at annual shareholder meetings. However, each director who was a director at such time attended the 2012 Annual Meeting, with the exception of Ms. Murphy.

Committees of the Board
Our Board has established three standing committees: the Audit Committee, the Executive Compensation Committee and the NCG Committee. The composition of each of the Audit Committee, the Executive Compensation Committee and the NCG Committee complies with the listing requirements and other rules and regulations of the NYSE, as amended or modified from time to time. All members of the committees described below are independent as such term is defined in the NYSE’s listing standards and as affirmatively determined by the Board.

Board Committee	Chairman	Members
Audit Committee	Paul R. Gauvreau	Kenneth H. Beard Kenneth E. Masick
Executive Compensation Committee (1)	Frank A. Catalano, Jr.	Richard P. Imperiale Barbara A. Murphy
Nominating and Corporate Governance Committee	Richard P. Imperiale	Gerald M. Gorski Kenneth E. Masick

(1)
Brenda G. Gujral served as a member of the Executive Compensation Committee until April 5, 2012 and as a member of the Board until May 31, 2012. Ms. Gujral was not independent as such term is defined in the NYSE’s listing standards.

Audit Committee
Our Board has established an Audit Committee comprised of Messrs. Beard, Gauvreau, and Masick. Mr. Gauvreau serves as the Chair of the Audit Committee and our Board has determined that he qualifies as an “audit committee financial expert” under the applicable SEC rules. The Audit Committee operates under a written charter approved by the Board of Directors. A copy of the charter is available on our website at www.rpai.com under “corporate governance” on the investor relations page.
The Audit Committee is responsible for the engagement of our independent registered public accounting firm, reviewing the plans and results of the audit engagement with our independent registered public accounting firm, approving services performed by, and the independence of, our independent registered public accounting firm, considering the range of audit and non-audit fees, and consulting with our independent registered public accounting firm regarding the adequacy of our internal accounting controls. The Audit Committee held five meetings during 2012.
Executive Compensation Committee
Our Board has established an Executive Compensation Committee comprised of Mr. Catalano, Mr. Imperiale and Ms. Murphy. Mr. Catalano serves as the chair of the Executive Compensation Committee. The Executive Compensation Committee operates under a written charter approved by the Board. A copy of the charter is available on our website at www.rpai.com under “corporate governance” on the investor relations webpage. The Executive Compensation Committee held 11 meetings in 2012.
The Executive Compensation Committee provides assistance to the Board in discharging its responsibilities relating to the compensation of our directors, executive officers and other employees, and develops and implements our compensation policies. The Executive Compensation Committee’s responsibilities include, among others, (i) reviewing and approving corporate goals and objectives relating to the compensation of our Chief Executive Officer, evaluating the performance of the Chief Executive Officer in light of these goals and objectives, and determining and approving the compensation of the Chief Executive Officer based on such evaluation, and (ii) determining and approving the compensation of all executive officers other than the Chief Executive Officer.
Nominating and Corporate Governance Committee
Our Board has established an NCG Committee. The NCG Committee is comprised of Messrs. Gorski, Imperiale and Masick. Mr. Imperiale serves as the chair of the NCG Committee. The NCG Committee operates under a written charter approved by the Board. A copy of the charter is available on our website at www.rpai.com under “corporate governance” on the investor relations webpage. The NCG Committee held nine meetings in 2012.
The NCG Committee identifies possible director nominees (whether through a recommendation from a shareholder or otherwise) and makes an initial determination as to whether to conduct a full evaluation of the candidate(s). This initial determination is based on the information provided to the NCG Committee when the candidate is recommended, the NCG Committee’s own knowledge of the prospective candidate and information, if any, obtained by the NCG Committee’s inquiries. The preliminary determination is based primarily on the need for additional Board members to fill vacancies, expand the size of the Board or obtain representation in market areas without Board representation and the likelihood that the candidate can satisfy the evaluation factors described below. If the members of the NCG Committee determine that additional consideration is warranted, the NCG Committee may gather additional information about the candidate’s background and experience. The members of the NCG Committee take into account many factors, including the nominee’s ability to make independent analytical inquiries, general understanding of marketing, finance, accounting and other elements relevant to the success of a public company in today’s business environment, understanding of the Company’s business on a technical level, and other community service, business, educational and professional background. Each director must also possess fundamental qualities of intelligence, honesty, good judgment, high ethics and standards of integrity, fairness and responsibility. In determining whether to recommend a director for re-election, the NCG Committee also considers the director’s past attendance at meetings and participation in and contributions to the activities of the Board.
The members of the NCG Committee may consider all facts and circumstances that it deems appropriate or advisable, including, among other things, the skills of the prospective director candidate, his or her depth and breadth of business experience or other background characteristics, his or her independence and the needs of the Board. In connection with this evaluation, the members of the NCG Committee determine whether to interview the candidate. If the members of the NCG Committee decide that an interview is warranted, one or more of those members, and others as appropriate, interview the candidate in person or by telephone. After completing this evaluation and interview, the full Board would nominate such candidates for election. Other than circumstances in which we may be legally required by contract or otherwise to provide third parties with the ability to nominate directors, the NCG Committee will evaluate all proposed director candidates that it considers or who have been properly recommended to it by a shareholder based on the same criteria and in substantially the same manner, with no regard to the source of the initial recommendation of the proposed director candidate.
Communications with the Board
Shareholders or other interested parties may communicate with any directors of the Company or the Board as a group by writing to them at [Name(s) of Director(s)/Board of Directors of Retail Properties of America, Inc.], c/o General Counsel, Retail Properties of America, Inc., 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523, and the General Counsel will promptly forward all correspondence to the addressee(s).
Shareholders or other interested parties may communicate with non-management directors of the Company as a group by writing to Non-Management Directors of Retail Properties of America, Inc., c/o General Counsel, Retail Properties of America, Inc., 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523, and the General Counsel will promptly forward all correspondence to the addressees.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and the NYSE. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2012, all Section 16(a) filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were timely satisfied.
Item 11.  Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis is set forth with respect to the compensation and benefits for our fiscal year ended December 31, 2012 for our Chief Executive Officer and Chief Financial Officer and the other three officers included in the “Summary Compensation Table” included below, who we refer to collectively as the Named Executive Officers.
Objectives of Our Executive Compensation Programs
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
Our Executive Compensation Programs
For 2012, our executive compensation programs primarily consisted of base salary and equity incentive compensation. Overall, we designed our executive compensation programs to achieve the objectives described above. In particular, consistent with our objectives of motivating the performance of management with clearly-defined goals and measures of achievement and aligning the interests of management with the interests of our shareholders, equity incentive compensation constitutes a significant portion of our total executive compensation. We also structured our equity incentive compensation to be based on our actual performance compared to pre-established performance goals, although, for 2012, we made additional grants of restricted stock to the Named Executive Officers, subject to vesting over five years, in light of our significant achievements in 2012 that were not reflected in those pre-established performance goals, our historically below market compensation and our desire to strengthen management's alignment with shareholders. In determining the mix of the different elements of executive compensation, the proportions were determined by the Executive Compensation Committee, or the Committee, primarily based on its understanding of prevailing practices in the marketplace and our historical executive compensation practices. For 2012, we generally kept the mix of the different elements of executive compensation consistent with the mix that we had in 2011.
Each of the primary elements of our executive compensation is discussed in detail below, including a description of the particular element and how it fits into our overall executive compensation and a discussion of the amounts of compensation paid to the Named Executive Officers for 2012 under each of these elements. In the descriptions below, we highlight particular compensation objectives that are addressed by specific elements of our executive compensation program; however, it should be noted that we have designed our compensation programs to complement each other and collectively serve all of our executive compensation objectives described above. Accordingly, whether or not specifically mentioned below, we believe that, as a part of our overall executive compensation, each element, to a greater or lesser extent, serves each of our objectives.
At our 2012 annual meeting, an advisory resolution approving the compensation paid to our named executive officers for 2011, as disclosed in our proxy statement for the 2012 annual meeting, including the Compensation Discussion and Analysis, compensation tables and narrative discussions, was approved by our shareholders, with more than 82% of the votes cast on the proposal being voted in favor of the proposal to approve such resolution. The Committee has considered the results of this vote and, as a result of the high percentage of votes cast in favor of this proposal, the Committee viewed these results as an indication of shareholders' overall satisfaction with the manner in which we compensated our named executive officers for 2011. Accordingly, the Committee did not implement changes to our executive compensation programs as a result of the shareholder advisory vote.
Base Salary
We pay the Named Executive Officers a base salary, which we review and determine annually. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that base salaries can motivate and reward executives for their overall performance.
The following table sets forth the annual base salaries for the Named Executive Officers for 2012 and, for those executives who were also named executive officers in the prior year, 2011:

Named Executive Officer	2012 Base Salary	2011 Base Salary	Percentage Change
Steven P. Grimes	$525,000	$525,000	—%
Angela M. Aman	$335,000	N/A	N/A
Niall J. Byrne	$300,000	$275,000	9.1%
Shane C. Garrison	$385,000	$350,000	10.0%
Dennis K. Holland	$335,000	$325,000	3.1%
In determining base salary for each Named Executive Officer for 2012, the Committee generally considered a number of factors on a subjective basis, including, but not limited to, (i) the scope of the officer's responsibilities within the Company; (ii) the experience of the officer within our industry and at the Company; (iii) performance of the Named Executive Officer and his or her contribution to the Company; (iv) the Company's financial budget and general wage level throughout the Company for 2012; (v) a review of historical compensation information for the individual officer; (vi) a subjective determination of the compensation needed to motivate and retain that individual; (vii) the recommendations of the Chief Executive Officer, including his decision to forego any increase in his base salary for 2012; and (viii) general industry and market conditions and their impact upon the ability of the Company to achieve objective performance goals and the time commitment required of the Named Executive Officers. For 2012, Ms. Aman's base salary was initially established at the rate of $285,000 per year, which was established principally by reference to the base salary of our principal accounting officer, and was subsequently increased to $385,000 per year based principally on the Committee's preliminary review of the executive compensation review prepared by Steven Hall & Partners, LLC, or SH&P, described in more detail below that was used in making compensation decisions for 2013. The percentage increase to Mr. Holland's base salary was slightly less than the increases to Mr. Byrne's and Mr. Garrison's base salary primarily based on the Committee's view that Mr. Holland's 2011 base salary was higher relative to similarly situated executives at peer companies than the base salaries of Messrs. Byrne and Garrison.
Equity Incentive Compensation
Our equity incentive compensation program is intended to reward our executives with long-term compensation for annual performance. The primary objectives of this program are to motivate and direct the performance of management with clearly-defined goals and measures of achievement, further align the interests of our executives with our shareholders over the longer term and serve as a retention tool for our executives. Historically, we have used restricted stock for our equity incentive compensation program because we believe that these full value awards provide the best alignment with our shareholders by fully reflecting the total return we provide to our shareholders, including dividends or other distributions as well as potential future increases or decreases in our stock price.
The structure of our equity compensation program for 2012 was substantially similar to the program we had in place for 2011. Under our equity incentive compensation program for 2012, each of the Named Executive Officers was eligible to receive a grant of restricted stock up to a specified target dollar value based on the achievement of pre-established company and individual goals. For each of the Named Executive Officers, 50% of the target dollar value of each grant was based on the achievement of company goals and the remaining 50% of the target dollar value of each grant was based on the achievement of individual goals. The number of shares of restricted stock to be granted is calculated by dividing the dollar value earned by the Named Executive Officer based on the achievement of these goals by the closing price of our common stock on the date the Committee determines whether the goals have been achieved or, if such date occurs during the regular quarterly blackout period under our insider trading policy, on the second business day after we have announced earnings for the applicable quarter. Any shares of restricted stock that are granted are subject to additional vesting requirements, with 50% vesting on each of the third and fifth anniversaries of the grant date subject to continued employment through that date.
The following table sets forth the target dollar values of the restricted stock grants that the Named Executive Officers were eligible to earn for 2012 and, for those executives who were also named executive officers in the prior year, 2011:

	2012 Target Value			2011 Target Value		Percentage Change
Named Executive Officer	($)	(% of Base Salary)		($)	(% of Base Salary)	($)	(% of Base Salary)
Steven P. Grimes	$262,500	50%		$262,500	50%	—%	—%
Angela M. Aman	$96,250	25%	(1)	N/A	N/A	N/A	N/A
Niall J. Byrne	$75,000	25%		$68,750	25%	9.1%	—%
Shane C. Garrison	$96,250	25%		$87,500	25%	10.0%	—%
Dennis K. Holland	$83,750	25%		$81,250	25%	3.1%	—%

(1)	Represents 25% of Ms. Aman's base salary as of December 31, 2012, which was $385,000.
The Committee established these target dollar values for 2012 in the same manner as it did for 2011, i.e., the target value of the restricted stock grant that Mr. Grimes was eligible to receive equaled 50% of his base salary and the target value for each of the other Named Executive Officers equaled 25% of the base salary of each other Named Executive Officer.
For 2012, the company goals were the same for all of the Named Executive Officers and were as follows: economic occupancy of 91.5% as of December 31, 2012 for our total operating portfolio, same store NOI growth of 2.5% for 2012 and signed new and renewal leases covering at least three million square feet in 2012. The Named Executive Officers were only entitled to the portion of their equity incentive compensation award attributable to the company goals if all three of these goals were met. In addition, in late 2011, the Committee established the following individual goals for the Named Executive Officers for 2012:

Named Executive Officer	Individual Goals
Steven P. Grimes	Goals relating to supervision of the other executive officers and the achievement by other executive officers of their individual goals
Angela M. Aman	Goals relating to the implementation of a capital recycling plan, investor relations and corporate finance modeling
Niall J. Byrne	Goals relating to tenant retention, management of property operating expenses and management of accounts receivable balances
Shane C. Garrison	Goals relating to the growth of our joint venture with RioCan, the disposal of assets and transactional costs savings
Dennis K. Holland	Goals relating to the management of expenses for the legal department
The Named Executive Officers were only entitled to the portion of their equity incentive compensation award attributable to the individual goals if all of the individual goals were met.
For 2012, the Committee determined that not all of the company goals had been met and, as a result, none of the Named Executive Officers had earned the portion of his or her equity incentive compensation award that was based on the company goals. The Committee determined that each of Messrs. Grimes, Byrne and Holland and Ms. Aman had met his or her individual goals for 2012 and, as a result, had earned the portion of his or her equity compensation award that was based on the individual goals. The Committee decided that Mr. Garrison had met all of his individual goals for 2012 with the exception of the goal relating to the growth of our joint venture with RioCan. However, the Committee determined that Mr. Garrison did not meet that goal due the strategic shift in our business, which resulted from the listing of our Class A common stock on the NYSE and our concurrent offering. As a result of the capital raised by the offering, and our enhanced ability to access capital through the public markets in the future that was facilitated by the listing, we decided to retain a portion of the assets that we had otherwise planned to contribute to our joint venture with RioCan and accelerate the disposition of our non-core and non-strategic assets to target over $450 million of these dispositions in 2012. In light of the fact that we disposed of an excess of $450 million in non-core and non-strategic assets during 2012, the Committee determined to award Mr. Garrison the full amount of his equity compensation award that was based on his individual goals.
In determining the final amount of equity incentive compensation awards for 2012, the Committee also took into account the significant accomplishments that we achieved in 2012 that were not reflected in the pre-established goals that were set in December 2011. Additionally, the Committee took into consideration SH&P's report described below indicating that our executive compensation levels were well below market and the Committee's desire to provide a greater portion of the Named Executive Officers' total compensation in equity in order to strengthen alignment with shareholders. As a result of these significant achievements and other considerations, we decided to grant restricted stock to each of our Named Executive Officers with a value equal to the target value we initially established.
The following table sets forth the dollar values of the restricted stock actually granted to each of the Named Executive Officers for 2012. These grants were approved on February 12, 2013, with the number of shares to be determined based on the closing price of the Company’s Class A common stock on February 21, 2013, but remain subject to vesting over five years, with 50% vesting in February 2016 and 50% vesting in February 2018, subject to continued employment through such dates.

2012 Restricted Stock Grant
Named Executive Officer	($)
Steven P. Grimes	$262,500
Angela M. Aman	$96,250
Niall J. Byrne	$75,000
Shane C. Garrison	$96,250
Dennis K. Holland	$83,750
Stock Ownership Guidelines
In order to complement our equity incentive compensation program and further align the interests of our Named Executive Officers with those of our shareholders, our Board adopted stock ownership guidelines that apply to our executives. See “Director and Officer Stock Ownership Guidelines” below for a summary of these guidelines.

Retention Agreements
In February 2013, we entered into retention agreements with each of the Named Executive Officers. The agreements, among other things, provide for severance payments generally equal to a multiple of base salary and target bonus or target equity award value plus continuation of healthcare benefits for a period of time to the applicable Named Executive Officer if his or her employment is terminated by us without cause or by the Named Executive Officer for good reason. Each of these agreements also provides for full acceleration of vesting of unvested, time-based equity awards upon a change in control or a Named Executive Officer's termination by us without cause or as a result of death or disability or by the Named Executive Officer for good reason. The retention agreements also require the Named Executive Officers to comply with employee non-solicitation obligations for one year following termination and non-disparagement obligations and require the Named Executive Officers to execute a general release of claims for our benefit at the time of termination in order to be eligible to receive the cash severance payments and continuation of healthcare benefits described above.
We realize that consideration of an acquisition by another company or other change in control transaction as well as the possibility of an involuntary termination or reduction in responsibility can be a distraction to executives and can cause them to consider alternative employment opportunities. Accordingly, we believe that establishing pre-negotiated severance benefits for the Named Executive Officers helps encourage the continued dedication of the Named Executive Officers and further aligns the interests of the Named Executive Officers and our shareholders in the event of a potentially attractive proposed change in control transaction following which one or more of the Named Executive Officers may be expected to be terminated. We also believe that establishing pre-negotiated severance benefits encourages our executives to focus on longer term goals that are in the best interest of shareholders over a longer time period, but may, in some cases, negatively impact short-term results. In addition, we believe these retention agreements, by specifically setting forth severance terms and conditions that are agreed upon in advance with the Named Executive Officers, make it easier for us to make changes in our senior executive team, if desired, without the need for protracted negotiations over severance. See “Executive Compensation — Retention Agreements” below for a summary of the retention agreements we entered into with the Named Executive Officers.
Broad-Based Benefits
In addition to the compensation programs described above, each of the Named Executive Officers was eligible to participate in the same benefits programs available to all of our employees: health and dental insurance; group term life insurance; short-term disability coverage; and tax-qualified 401(k) plan.
Anti-Hedging and Anti-Pledging Policy
None of the Named Executive Officers has engaged in any hedging transactions with respect to the Company's stock or pledged any of his or her shares of stock in the Company, and, in early 2013, we established formal anti-hedging and anti-pledging policies that generally prohibit all of our executive officers and directors, including the Named Executive Officers, from engaging in any hedging transactions or pledging any shares of the Company's stock. Exceptions to this policy can only be made with the prior approval of the Audit Committee.
Executive Compensation Process
Information regarding our processes and procedures for considering and determining the compensation of our executives, including the role of any executive officers, is described below under “Executive Compensation — Executive and Director Compensation Process.”
Executive Compensation Review for 2013
Beginning in late 2012, following our initial listing on the NYSE in April 2012, the Committee conducted a comprehensive review of our executive compensation programs and levels. In connection with this review, the Committee retained a compensation consultant, SH&P. In September 2012, SH&P prepared a written report for the Committee providing a thorough analysis of our executive compensation programs, including (i) a competitive analysis of compensation levels for the Named Executive Officers, (ii) an analysis of our incentive plans with regard to competitiveness, design features and vehicle usage, (iii) an internal analysis which involved a review of the documents governing our current executive compensation programs and interviews with our executives to ascertain their perspectives regarding our overall competitiveness with respect to compensation, and (iv) SH&P's recommendations regarding the mix of our executive compensation and the structure of our incentive programs for 2013.

Benchmarking
In connection with its analysis, SH&P also developed a peer group comprised of 12 retail REITs to be used, along with other market data, in benchmarking our executive compensation programs and levels. The companies selected for the peer group represent similar businesses and have annual revenue and market capitalization comparable to ours. This peer group used for benchmarking executive compensation for fiscal 2013 included the following companies:

CBL & Associates Properties, Inc.	Glimcher Realty Trust	Regency Centers Corp.
DDR Corp.	Kimco Realty Corp.	Tanger Factory Outlet Center, Inc.
Equity One, Inc.	Macerich Co.	Taubman Centers, Inc.
Federal Realty Investment Trust	Penn Real Estate Investment Trust	Weingarten Realty Investors
The peer group data presented to the Committee included information regarding base salary, bonus amounts, total annual compensation and long-term equity and incentive compensation. For each of these categories, SH&P presented information comparing our compensation to the compensation paid by these companies at the 25th, 50th and 75th percentiles for comparable positions. Additionally, SH&P reviewed and provided analysis regarding the annual and long-term incentive plan designs and share ownership guidelines utilized by the companies in our peer group; identifying trends in the structuring of executive compensation.
Executive Compensation Changes for 2013
As a result of the comprehensive review described above, the Committee concluded that certain aspects of our executive compensation programs should be realigned to better reflect our business strategies, talent priorities and market practices. In particular, the Committee concluded that we currently and historically lagged the market in the amount of total direct compensation we provide to our executive officers, which, if continued, could negatively affect our ability to attract and retain high quality employees and executives in the future. The total remuneration paid by the Company to its named executive officers was the lowest among its peers both as a percentage of revenue and as a percentage of FFO. Additionally, the Committee concluded that our historical executive compensation mix and structure was significantly different from our peers as it relied heavily on base salary and cash compensation rather than long-term, performance-based incentives.
With the above conclusions in mind, the Committee continued to consult with SH&P during late 2012 and early 2013 in connection with finalizing 2013 compensation decisions regarding base salaries and incentive compensation. In structuring the executive compensation programs going forward, we made the following changes, among others:

•
Named Executive Officer Total Compensation. For 2013, we increased the base salary and target incentive compensation for each Named Executive Officer to roughly equal the 25th percentile of our 2013 peer group for each of their comparable positions. Over time our goal is to migrate target total compensation for each of our Named Executive Officers closer to the median total compensation level of our 2013 peer group for each of their comparable positions.

•
Executive Compensation Mix and Structure. We restructured the compensation mix for the Named Executive Officers based on our desired marketplace positioning, retention considerations and long term strategic needs of the Company. Accordingly, the Committee determined, among other things, to (i) place a greater emphasis on incentive compensation, (ii) revise the company goals for 2013 to, among other things, include a goal based on relative total shareholder return and (iii) reduce the vesting periods for equity incentive compensation to more closely align with our peers. Given our desire to enhance alignment with shareholders, for 2013, we determined to pay our incentive compensation entirely in shares of restricted stock, to the extent it is earned, consistent with 2012. Details regarding these changes are set forth below.

•
Target Incentive Compensation. For 2013, we significantly increased the percentage of each Named Executive Officer's target incentive compensation as a percentage of his or her total potential compensation. During 2012, the Named Executive Officers' target incentive compensation represented 20%-33% of each of the Named Executive Officers' total potential compensation with base salary representing the remainder. For 2013, target incentive compensation will represent 50% or more of each of our Named Executive Officer's total potential compensation and, in the case of our Chief Executive Officer, will represent more than two-thirds of his total potential compensation. We believe these changes will create a much more performance-based compensation structure and will better incentivize our executives to maximize our performance.

•
2013 Company Goals. For 2013, we revised the company goals to reflect our commitment to maximizing shareholder value. In particular, the company goals used to determine equity incentive compensation that we established for 2013 include goals based on (i) relative total shareholder return and (ii) growth in same store EBITDA, which is calculated by subtracting general and administrative expenses, adjusted to exclude items that the Committee does not believe are representative of our ongoing operating performance, from our publicly reported same store NOI. We believe that these goals will help to strengthen management's alignment with shareholders by incorporating a goal based on relative shareholder returns.

•
Percentage of Target Incentive Compensation Based on Company Goals. For 2013, the percentage of the target value of each grant that is based on the achievement of company goals has been increased, with the percentage varying by Named Executive Officer. During 2012, 50% of the target value of each grant was based on the achievement of company goals and the remaining 50% of the target value of each grant was based on the achievement of individual goals. For 2013, 75% of the target value of our Chief Executive Officer's equity incentive compensation will be based on company goals and 50%-60% of the target value for each of our other Named Executive Officers will be based on the achievement of company goals, with the remainder to be based on the achievement of individual goals. The increase in the percentage of the target value of each grant that is based on company goals is meant to better incentivize each Named Executive Officer and to more closely align management with shareholders.

•
Vesting Period for Target Incentive Compensation. Historically, awards of incentive compensation based on company and individual goals have been subject to vesting on the third and fifth anniversaries of the grant date, respectively, subject to continued employment through that date. We concluded, based on SH&P's report, that this vesting schedule is inconsistent with prevailing market practices for our peer group and other publicly-listed companies. Therefore, we changed the vesting period so that awards of equity incentive compensation based on company and individual goals are subject to vesting over three years and one year, respectively, subject to continued employment.

The following table sets forth the base salaries and target incentive compensation amounts for each of the Named Executive Officers for 2013:

Named Executive Officer	2013 Base Salary	2013 Target Incentive Compensation
Steven P. Grimes	$700,000	$1,425,000
Angela M. Aman	$425,000	$675,000
Niall J. Byrne	$325,000	$325,000
Shane C. Garrison	$475,000	$725,000
Dennis K. Holland	$375,000	$435,000
The following table sets forth the percentage of the target value of our incentive compensation for 2013 based on company and individual goals, respectively, for each Named Executive Officer:

Named Executive Officer	Company Goals
	Total Shareholder Return	Same Store EBITDA	Individual Goals
Steven P. Grimes	37.5%	37.5%	25%
Angela M. Aman	30.0%	30.0%	40%
Niall J. Byrne	30.0%	30.0%	40%
Shane C. Garrison	30.0%	30.0%	40%
Dennis K. Holland	25.0%	25.0%	50%
We believe that these changes to our executive compensation programs will enhance our ability to attract and retain talented executives and employees in the future and will better incentivize our executives to maximize our performance, which will inure to the long-term benefit of our shareholders.

2012 Summary Executive Compensation Table
The following table sets forth information with respect to all compensation paid or earned for services rendered to us by the Named Executive Officers for the years ended December 31, 2012, 2011 and 2010.
Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation (1) ($)	Total ($)
Steven P. Grimes	2012	$525,000	$—	$—		$1,500	$526,500
President and Chief Executive Officer	2011	525,000	20,000	375,000	(2)	1,000	921,000
	2010	450,000	—	—	(3)	—	450,000
Angela M. Aman	2012	335,000	—	—		1,500	336,500
Executive Vice President, Chief Financial
Officer and Treasurer (4)
Niall J. Byrne	2012	300,000	—	—		1,500	301,500
Executive Vice President and	2011	275,000	20,000	81,250	(2)	1,000	377,250
President of Property Management	2010	250,000	—	—	(3)	—	250,000
Shane C. Garrison	2012	385,000	—	—		1,500	386,500
Executive Vice President, Chief Operating	2011	350,000	20,000	100,000	(2)	—	470,000
Officer and Chief Investment Officer (5)	2010	250,000	—	—	(3)	—	250,000
Dennis K. Holland	2012	335,000	—	—		1,500	336,500
Executive Vice President,	2011	325,000	20,000	114,375	(2)	1,000	460,375
General Counsel and Secretary	2010	265,000	—	—	(3)	—	265,000

(1)	Represents company match to 401(k) plan.

(2)
The amounts reported were based on the probable outcome of the applicable corporate and individual performance measures under the 2011 executive incentive compensation program as of the service inception date for accounting purposes. Management believed it was probable that each Named Executive Officer would receive the entire amount of restricted stock awards available. In addition, amounts include restricted stock awards granted on April 12, 2011 related to the individual performance portion of the 2010 executive incentive compensation program as follows: Mr. Grimes - $112,500; Mr. Byrne - $12,500; Mr. Garrison - $12,500 and Mr. Holland - $33,125.

(3)
The amounts reported were based on the probable outcome of the applicable corporate performance measures under the 2010 executive incentive compensation program as of the service inception date for accounting purposes. If the applicable corporate performance measures had been achieved for these restricted stock awards, the fair value of the portion of the restricted stock awards that is based on achieving the applicable corporate performance measures would have been as follows for each of the Named Executive Officers: Mr. Grimes - $112,500; Mr. Byrne - $50,000; Mr. Garrison - $50,000 and Mr. Holland - $33,125. Mr. Garrison achieved his applicable corporate performance measures and received restricted stock of $50,000. The remaining Named Executive Officers did not achieve their applicable corporate performance measures and, as such, received no restricted stock.

(4)	Ms. Aman became Chief Financial Officer and Treasurer on January 1, 2012.

(5)	Mr. Garrison became Chief Operating Officer on January 1, 2012.
2012 Grants of Plan-Based Awards
There were no grants of plan-based awards made to our Named Executive Officers that had a grant date occurring during the year ended December 31, 2012 (other than those with a service inception date occurring prior to 2012 that were previously reported). In February 2013, we granted shares of restricted stock to the Named Executive Officers pursuant to our equity compensation program for 2012 as set forth above under “Executive Compensation — Compensation Discussion and Analysis — Our Executive Compensation Programs — Equity Incentive Compensation.”

Outstanding Equity Awards at 2012 Fiscal Year-End
The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012, with respect to our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Steven P. Grimes	6,569	(2)	78,631
	15,108	(3)	180,843
Angela M. Aman	—		—
Niall J. Byrne	730	(2)	8,738
	3,957	(3)	47,365
Shane C. Garrison	3,650	(2)	43,691
	5,036	(3)	60,281
Dennis K. Holland	1,934	(2)	23,150
	4,676	(3)	55,972

(1)	Market value is based on a price of $11.97 per share, which was the closing price on the NYSE of one share of our Class A common stock on December 31, 2012.

(2)	The awards have vesting provisions whereby 50% of the awards vest on April 12, 2014 and 50% of the awards vest on April 12, 2016, subject to continued employment through such dates.

(3)	The awards have vesting provisions whereby 50% of the awards vest on March 13, 2015 and 50% of the awards vest on March 13, 2017, subject to continued employment through such dates.
As of December 31, 2012, pursuant to the terms of our 2008 Long-Term Equity Compensation Plan and the applicable award agreements, all outstanding unvested shares of restricted stock held by each of the Named Executive Officers will fully vest upon the occurrence of a change in control or in the event that the Named Executive Officer's employment is terminated by us without cause or as a result of death or disability. As a result of these provisions, if any of the events set forth above occurred with respect to a Named Executive Officer as of December 31, 2012, the Named Executive Officer would have vested in all of the stock awards set forth above with the market values as set forth above. As of February 19, 2013, pursuant to the terms of the retention agreements described below and the applicable award agreements, all outstanding unvested shares of restricted stock held by each of the Named Executive Officers will fully vest upon the occurrence of a change in control or in the event that the Named Executive Officer's employment is terminated by us without cause or as a result of death or disability or by the Named Executive Officer for good reason. The terms cause, resignation for good reason and change in control are specifically defined in the applicable documents.
Retention Agreements
In February 2013, we entered into retention agreements with each of the Named Executive Officers. The initial term of each agreement is for two years beginning on February 19, 2013, with automatic two-year renewals commencing on each anniversary date unless written notice of termination is given at least 90 days prior to such date by either party. Generally, if any of the Named Executive Officers is terminated for any reason, under the retention agreements, he or she will be subject to the following continuing obligations after termination: (i) non-solicitation of our employees for one year; and (ii) non-disparagement obligations.
Each retention agreement provides for the following payments and benefits to the applicable Named Executive Officer in connection with the termination of his or her employment by us without cause or by the Named Executive Officer for good reason:

•
a cash payment equal to one times (or, if the termination occurs in connection with or within two years after a change in control, two times) the sum of (i) the Named Executive Officer's annual base salary at the rate then in effect, without giving effect to any reduction in the base salary rate amounting to good reason, and (ii) the Named Executive Officer's target cash bonus (or, for so long as we maintain an annual bonus program payable in equity awards in lieu of an annual cash bonus program, the dollar amount of the Named Executive Officer's target equity award under such bonus program) for the year in which the termination occurs or the prior year if a target annual cash bonus or equity award amount had not yet been established for such year;

•	all unpaid annual bonus amounts earned during the year in which the termination occurs through the most recently completed fiscal quarter prior to the date of termination; and

•	continuation of healthcare benefits, or cash payments equal to the premiums for healthcare benefits, for up to 18 months after termination;
provided that the Named Executive Officer enters into a general release of claims for our benefit in connection with such termination.
In addition, the retention agreements provide that upon a change in control or a Named Executive Officer's termination by us without cause or as a result of death or disability or by the Named Executive Officer for good reason, all of such Named Executive Officer's outstanding unvested equity awards that are only subject to time-based vesting conditions will fully vest. This acceleration of vesting will not apply to any equity awards that are subject to performance-based vesting conditions.
Under the retention agreements, in the event that any payment or benefit constitutes an excess “parachute payment” under Section 280G of the Code subject to an excise tax, the Named Executive Officer's payments and other termination benefits will be reduced to the extent necessary to avoid such excise tax, but only if such a reduction would result in greater after-tax payments and benefits to the Named Executive Officer.
The terms cause, resignation for good reason and change in control are specifically defined in the retention agreements.
Because these retention agreements were entered into after December 31, 2012, the Named Executive Officers would not have been entitled to any payments or benefits under these retention agreements in connection with a termination of employment or change in control occurring as of December 31, 2012.
Compensation Risks
The Committee, with assistance from SH&P, reviewed the Company's compensation policies and practices for its employees to determine whether they encourage unnecessary or excessive risk-taking. Due to the greater emphasis placed on incentive compensation at higher levels of the organization, and the fact that these individuals are more likely to make decisions that impact corporate performance and could have a material adverse effect on the Company, the review focused primarily on our executive compensation policies and practices. Based on this review, we concluded that risks arising from our policies and practices for compensating employees are not reasonably likely to have a material adverse effect on the Company. Our conclusion was based primarily on the following findings:

•	our compensation program is more heavily weighted towards fixed compensation compared to variable compensation;

•
there are downside risks associated with pursuing poor business/strategic alternatives, including failure to meet goals under our equity incentive compensation program and decline in value of shares of stock previously granted under our equity incentive compensation program that are subject to vesting over five years;

•	our executive compensation program has a significant focus on long-term equity compensation;

•
the goals for our equity incentive program are aligned with long-term performance objectives/metrics, reflect a balanced mix of individual and company goals aligned with our strategic objectives, are both quantitative and qualitative and provide a comprehensive framework for assessing performance;

•	incentive compensation opportunities are capped and therefore do not incentivize employees to maximize short-term performance at the expense of long-term performance;

•	our compensation levels and opportunities are in keeping with appropriate competitive practice; and

•	our executives and directors are expected to maintain an ownership interest in the Company, which aligns their interests with those of shareholders.
Director Compensation
Directors who are employees of the Company do not receive compensation for their service as directors.
We provide the following compensation for non-employee directors:

•	an annual retainer of $75,000 for service as a director (increased from $50,000 effective January 1, 2013);

•	an additional annual retainer of $50,000 for service as chairman of the board of directors (increased from $25,000 effective January 1, 2013);

•	an additional annual retainer of $25,000 for service as the chair of the Audit Committee (increased from $10,000 effective January 1, 2013);

•	an additional annual retainer of $15,000 for service as the chair of the Executive Compensation Committee (increased from $10,000 effective January 1, 2013);

•	an additional annual retainer of $10,000 for service as the chair of the Nominating Committee; and

•	an additional annual retainer of $5,000 for service as a non-chair member of the Audit, Executive Compensation or Nominating Committee effective January 1, 2013.
In addition, subject to shareholder approval of an amendment to our Independent Director Stock Option Plan to permit granting of restricted stock, non-employee directors will receive an annual restricted stock award, subject to vesting over one year, having a value of $75,000. For 2013, in lieu of a restricted stock grant, we paid $75,000 in January 2013 to each non-employee director with the expectation, but not the requirement, that non-employee directors that do not already meet the $287,500 threshold under our stock ownership guidelines use the retainer to acquire shares of our Class A common stock when permitted under our insider trading policy.
Prior to January 1, 2013, we also paid per meeting fees equal to $1,000 for each board meeting attended in person, $750 for each board meeting attended telephonically and $500 for each committee meeting attended in person or telephonically. In addition, prior to January 1, 2013, each continuing non-employee director was entitled to be granted an option under our Independent Director Stock Option Plan to acquire 2,000 shares of common stock on the date of each annual shareholders' meeting. All such options were granted at the fair market value of a share on the last business day preceding the date of each annual shareholders' meeting, based on the average closing price for the five trading days ending on such date, and become fully exercisable on the second anniversary of the date of grant. Accordingly, on October 9, 2012, each of our non-employee directors was granted an option to purchase 2,000 shares of Class A common stock at an exercise price of $11.736 per share.
Options that were granted under the Independent Director Stock Option Plan are exercisable until the first to occur of:

•	the tenth anniversary of the date of grant;

•	the removal for cause of the director as a director; or

•	three months following the date the director ceases to be a director for any other reason except death or disability.
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
2012 Director Compensation Table
The following table sets forth a summary of the compensation we paid to our directors during 2012:

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards ($) (2) (3)	Total ($)
Gerald M. Gorski	$110,250	$1,836	$112,086
Kenneth H. Beard	73,750	1,836	75,586
Frank A. Catalano, Jr.	87,500	1,836	89,336
Paul R. Gauvreau	87,500	1,836	89,336
Steven P. Grimes (4)	—	—	—
Richard P. Imperiale	94,500	1,836	96,336
Kenneth E. Masick	77,750	1,836	79,586
Barbara A. Murphy	75,500	1,836	77,336

(1)	The table excludes Ms. Brenda Gujral who resigned in 2012 and who received no compensation in 2012.

(2)
As of December 31, 2012, each of the directors other than Ms. Murphy and Mr. Grimes held unexercised options to purchase 12,000 shares of common stock. As of December 31, 2012, Ms. Murphy held unexercised options to purchase 11,400 shares of common stock and Mr. Grimes held no unexercised options.

(3)
The option awards were valued using the Black-Scholes option pricing model and the following assumptions: expected term of options — 5 years, expected volatility — 21.65%, expected dividend yield — 5.66% and risk-free interest rate — 0.67%.

(4)	Mr. Grimes does not receive any fees or remuneration for serving as a director.
Executive and Director Compensation Process
Overall, the Executive Compensation Committee is responsible for determining and approving the compensation of all of our executive officers; provided that all equity awards to be made are also subject to the approval of the Board. The Board is responsible for approving the compensation of our non-employee directors; provided that the Executive Compensation Committee may make recommendations to the Board with respect to non-employee director compensation.
The Executive Compensation Committee typically meets several times each year in connection with the consideration and determination of executive compensation. Historically, most actions of the Executive Compensation Committee have occurred at regular meetings scheduled well in advance by the Executive Compensation; however, the Executive Compensation Committee may hold special meetings or take actions by written consent as they deem appropriate. Specific meeting agendas are prepared by the chair of the Executive Compensation Committee and our Chief Executive Officer, although they reflect the direction of the full Executive Compensation Committee. Matters to be acted on by written consent may relate to matters that have been previously discussed and/or are summarized by our Chief Executive Officer, a consultant engaged by the Executive Compensation Committee or other advisor to the Company or the Executive Compensation Committee.
For 2012, our Chief Executive Officer made recommendations to the Executive Compensation Committee regarding base salaries and the target amounts, structure and goals for our equity incentive program, provided detailed information to the Executive Compensation Committee regarding the performance of our other executive officers during 2011, made recommendations regarding payouts under our equity incentive program and made recommendations regarding the terms of retention agreements to be entered into with the executive officers. In addition, our Chief Executive Officer provided the Executive Compensation Committee with the financial and other information necessary to determine whether the company goals and each executive officer's individual goals under our equity incentive program for 2012 had been achieved.
As noted above in “Compensation Discussion and Analysis,” the Executive Compensation Committee engaged SH&P to assist the Executive Compensation Committee in conducting a comprehensive review of our executive compensation programs and levels. In September 2012, SH&P prepared a written report providing a thorough analysis of our executive compensation programs, including (i) a competitive analysis of compensation levels for the Named Executive Officers, (ii) an analysis of our incentive plans with regard to competitiveness, design features and vehicle usage, (iii) an internal analysis which involved a review of the documents governing our current executive compensation programs and interviews with our executives to ascertain their perspectives regarding our overall competitiveness with respect to compensation, and (iv) SH&P's recommendations regarding the mix of our executive compensation and the structure of our incentive programs for 2013. Following the delivery of this written report, the Executive Compensation Committee consulted with SH&P during late 2012 and early 2013 regarding our executive compensation programs. This report and the Executive Compensation Committee's consultations primarily related to and were intended to be used for purposes of structuring 2013 compensation. However, the Executive Compensation Committee did consider the findings set forth in this report and the recommendations of SH&P, which were specifically requested, in connection with its decisions to increase Ms. Aman's base salary from the amount initially established for 2012 and to make additional equity grants to our executive officers for 2012 above the amount earned based on the achievement of the pre-established goals. The Executive Compensation Committee retained direct responsibility for the appointment, compensation and oversight of the work of SH&P, and instructed SH&P to report directly to the Executive Compensation Committee. We have concluded that the work of SH&P did not raise any conflict of interest.
The Executive Compensation Committee and, with respect to equity awards, the independent members of Board ultimately made all determinations regarding compensation payable to our executive officers and the terms of the retention agreements for our executive officers.
The Board and Executive Compensation Committee review our director compensation on an annual basis. The Board is responsible for approving the compensation of our non-employee directors; provided that the Executive Compensation Committee may make recommendations to the Board with respect to non-employee director compensation. Additionally, our Chief Executive Officer may also make recommendations or assist the Executive Compensation Committee in making recommendations regarding director compensation. Neither the Board nor the Executive Compensation Committee retained a compensation consultant to assist in recommending or determining director compensation for 2012. In 2012, the Executive Compensation Committee engaged SH&P to perform a comprehensive review of our director compensation and make recommendations for our future director compensation; however, the results of this review and recommendations were not used in determining 2012 director compensation, but rather were used and intended to be used in determining director compensation for 2013.
Director and Officer Stock Ownership Guidelines
Our Board believes it is important to align the interests of the directors and senior management with those of the shareholders and for directors and senior management to hold equity ownership positions in the Company. Accordingly, in 2012 we adopted stock ownership guidelines pursuant to which each of the following persons is expected to own an aggregate number of shares of common stock or phantom shares in the Company, whether vested or not, with the following aggregate market values:

Position	Equity Ownership Guideline
Non-employee director	$287,500
Chief Executive Officer	5x annual base salary
Other named executive officers	3x annual base salary
Current non-employee directors and the current Chief Executive Officer and other Named Executive Officers will have five years from the end of 2012 to gain compliance with these ownership guidelines and any new non-employee directors, chief executive officer or other named executive officers will be expected to gain compliance with these ownership guidelines by the end of the fifth full fiscal year following the year in which he or she was initially elected as a director or appointed as a director, the chief executive officer or a named executive officer. Thereafter, compliance with these ownership guidelines will be measured as of the end of each fiscal year thereafter.
For purposes of these ownership guidelines, the value of shares of common stock and phantom shares shall be the greater of the market price of an equivalent number of shares of our Class A common stock (i) on the date of purchase or grant of such shares or (ii) as of the date compliance with these ownership guidelines is measured.
Any director who is prohibited by law or by applicable regulation of his or her employer from owning equity in us shall be exempt from this requirement. For directors who are employed by or otherwise are affiliated with a shareholder of the Company, the shares owned by the affiliated entity are attributed to the director for purposes of these ownership guidelines. Our NCG Committee may consider whether exceptions should be made for any director on whom this requirement could impose a financial hardship.
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
Richard P. Imperiale
Barbara A. Murphy
Compensation Committee Interlocks and Insider Participation
During 2012, the members of the Executive Compensation Committee consisted of Frank A. Catalano, Jr. (chair), Richard P. Imperiale and Barbara A. Murphy. Brenda G. Gujral served as a member of the Executive Compensation Committee until April 5, 2012. Ms. Gujral also served as our Chief Executive Officer until November 15, 2007 and as a director until May 31, 2012. Additionally, we are required to disclose certain relationships and related transactions with Ms. Gujral. See Item 13 “Certain Relationships and Related Transactions.” None of the other members of the Executive Compensation Committee has any relationship with us requiring disclosure under Item 404 of Regulation S-K. No other member of our Executive Compensation Committee is a current or former officer or employee of ours or any of our subsidiaries. None of our executive officers serves as a member of the board of directors or compensation committee of any company that has one or more of its executive officers serving as a member of our board of directors or Executive Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information as of January 31, 2013 regarding the number and percentage of shares beneficially owned by: (i) each director and nominee; (ii) each Named Executive Officer; (iii) all directors and executive officers as a group; and (iv) each person known by us to be the beneficial owner of more than 5% of any class of our outstanding common stock. Percentages in the following table are based on 230,643,556 shares of common stock outstanding, consisting of 133,606,778 shares of Class A common stock, 48,518,389 shares of Class B-2 common stock and 48,518,389 shares of Class B-3 common stock, which were the amount of shares outstanding as of January 31, 2013, plus for each person, the number of shares that person has the right to acquire within 60 days after such date. None of our directors or executive officers own Series A preferred stock except as set forth below:

	Class A common stock		Class B common stock (3)		Total common stock
Name and Address of Beneficial Owner (1)	Number of Shares (2)	Percent of Class	Number of Shares (2)	Percent of Class	Number of Shares (2)	Percent of Class
Directors and Named Executive Officers
Gerald M. Gorski (4)	4,568	*	4,568	*	9,136	*
Kenneth H. Beard (4)	17,060	*	17,060	*	34,120	*
Frank A. Catalano, Jr. (4)	10,677	*	4,752	*	15,429	*
Paul R. Gauvreau (4)	26,346	*	26,346	*	52,692	*
Richard P. Imperiale (4)	4,000	*	4,000	*	8,000	*
Kenneth E. Masick (4)	11,700	*	4,000	*	15,700	*
Barbara A. Murphy (5)	4,000	*	4,000	*	8,000	*
Steven P. Grimes	16,658	*	16,658	*	33,316	*
Angela M. Aman	—	*	—	*	—	*
Niall J. Byrne	2,342	*	2,342	*	4,684	*
Shane C. Garrison	7,342	*	4,342	*	11,684	*
Dennis K. Holland	4,246	*	4,246	*	8,492	*
All directors and executive officers as a group (13 persons)	111,155	*	94,530	*	205,685	*

5% Holders
The Vanguard Group, Inc. (6)	10,049,846	7.52%	—	*	10,049,846	4.36%
FMR LLC/Edward C. Johnson 3d (7)	7,559,553	5.66%	—	*	7,559,553	3.28%
* Less than 1%

(1)	The address of each of the persons listed above is 2021 Spring Road, Suite 200, Oak Brook, IL 60523.

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

(3)	All Class B common stock is equally divided among Class B-2 and Class B-3, unless otherwise noted.

(4)
Includes 4,000 shares of Class A common stock and 4,000 shares of Class B common stock issuable upon exercise of options granted under our Independent Director Stock Option Plan, which are currently exercisable or will become exercisable within 60 days after the date of this table.

(5)
Includes 3,700 shares of Class A common stock and 3,700 shares of Class B common stock issuable upon exercise of options granted under our Independent Director Stock Option Plan, which are currently exercisable or will become exercisable within 60 days after the date of this table.

(6)
Information regarding The Vanguard Group, Inc. (Vanguard) is based on a Schedule 13G filed by Vanguard with the SEC on February 13, 2013. Vanguard’s address is 100 Vanguard Blvd., Malvern, PA 19355. The Schedule 13G indicates that Vanguard has sole voting power with respect to 21,500 shares of common stock, sole dispositive power with respect to 10,028,346 shares of common stock and shared dispositive power with respect to 21,500 shares of common stock.

(7)
Information regarding FMR LLC and Edward C. Johnson 3d is based on a Schedule 13G filed jointly by FMR LLC and Edward C. Johnson 3d with the SEC on February 14, 2013. FMR LLC reported sole voting power with respect to 638,085 shares and each of

FMR LLC and Edward C. Johnson 3d reported sole investment power with respect to the same 7,559,553 shares. FMR LLC and Edward C. Johnson 3d reported that Fidelity Management & Research Company, a wholly-owned subsidiary of FMR LLC and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 6,921,468 shares or approximately 5.18% of our outstanding Class A common stock. The address of FMR LLC, Edward C. Johnson 3d and Fidelity Management & Research Company is 82 Devonshire Street, Boston, Massachusetts 02109.
Item 13.  Certain Relationships and Related Transactions and Director Independence
All dollar amounts and shares in this Item 13 are stated in thousands.
Due to the relationships of the Company with Daniel L. Goodwin and Brenda G. Gujral during the applicable periods, transactions involving the Inland Group and/or its affiliates are set forth below. Each of Mr. Goodwin and Ms. Gujral is a significant shareholder and/or principal of the Inland Group or holds directorships and is an executive officer of affiliates of the Inland Group. With respect to our company, Mr. Goodwin was a beneficial owner of more than 5% of our common stock until our public sale of Class A common stock in April 2012, and, as of the date of such sale, Mr. Goodwin beneficially owned more than 5% of each class of our Class B common stock. In June 2012, a majority of the shares of our Class A common stock and Class B common stock beneficially owned by Mr. Goodwin were transferred out of record holder accounts of certain of Mr. Goodwin's affiliates. According to the Schedule 13D filed on October 4, 2012, Mr. Goodwin has not reported beneficial ownership of more than 5% of any of our securities. Ms. Gujral ceased to be a director of our Company on May 31, 2012.
Terminated Service Agreements
The following provides a summary of a number of agreements we had with Inland Group affiliates, all of which were terminated in 2012:
An Inland Group affiliate, which is a registered investment advisor, provided investment advisory services to us related to our securities investment account for a fee (paid monthly) of up to one percent per annum based upon the aggregate fair value of our assets invested. Subject to our approval and the investment guidelines we provided to them, the Inland Group affiliate had discretionary authority with respect to the investment and reinvestment and sale (including by tender) of all securities held in that account. The Inland Group affiliate had also been granted power to vote all investments held in the account. We incurred fees totaling $116 for the year ended December 31, 2012. As of December 31, 2012, no amount remained unpaid. We terminated this agreement effective June 11, 2012.
An Inland Group affiliate provided loan servicing for us for a monthly fee based upon the number of loans being serviced. Such fees totaled $141 for the year ended December 31, 2012. As of December 31, 2012, no amount remained unpaid. We terminated this agreement effective November 6, 2012.
An Inland Group affiliate had a legal services agreement with us, where that Inland Group affiliate provided us with certain legal services in connection with our real estate business. We paid the Inland Group affiliate for legal services rendered under the agreement on the basis of actual time billed by attorneys and paralegals at the Inland Group affiliate’s hourly billing rate then in effect. The billing rate was subject to change on an annual basis, provided, however, that the billing rates charged by the Inland Group affiliate would not be greater than the billing rates charged to any other client and would not be greater than 90% of the billing rate of attorneys of similar experience and position employed by nationally recognized law firms located in Chicago, Illinois performing similar services. For the year ended December 31, 2012, we incurred $231 of these costs. Legal services costs totaling $52 remained unpaid as of December 31, 2012. The termination of this agreement will be effective during the second quarter of 2013.
We had service agreements with certain Inland Group affiliates, including office and facilities management services, insurance and risk management services, computer services, personnel services, property tax services and communications services. Some of these agreements provided that we obtain certain services from the Inland Group affiliates through the reimbursement of a portion of their general and administrative costs. For the year ended December 31, 2012, we incurred $1,879 of these reimbursements. Of this amount, $344 remained unpaid as of December 31, 2012. The termination of these agreements have various effective dates ranging from the fourth quarter of 2012 to the first quarter of 2013.
An Inland Group affiliate facilitated the mortgage financing we obtain on some of our properties. We paid the Inland Group affiliate 0.2% of the principal amount of each loan obtained on our behalf. Such costs were capitalized as loan fees and amortized over the respective loan term as a component of interest expense. We did not incur any such costs for the year ended December 31, 2012. As of December 31, 2012, no amount remained unpaid. We terminated this agreement effective November 6, 2012.

We had a transition property due diligence services agreement with an Inland Group affiliate which has expired by its terms. In connection with our acquisition of new properties, the Inland Group affiliate gave us a first right as to all retail, mixed use and single-user properties and, if requested, provided various services including services to negotiate property acquisition transactions on our behalf and prepared suitability, due diligence, and preliminary and final pro forma analyses of properties proposed to be acquired. We paid all reasonable third-party out-of-pocket costs incurred by this entity in providing such services; paid an overhead cost reimbursement of $12 per transaction, and, to the extent these services were requested, paid a cost of $7 for due diligence expenses and a cost of $25 for negotiation expenses per transaction. We incurred no such costs for the year ended December 31, 2012. No costs remained unpaid as of December 31, 2012.
We had an institutional investor relationships services agreement with an Inland Group affiliate. Under the terms of the agreement, the Inland Group affiliate attempted to secure institutional investor commitments in exchange for advisory and client fees and reimbursement of project expenses. We did not incur any such costs during the year ended December 31, 2012. None of these costs remained unpaid as of December 31, 2012. We terminated this agreement effective November 6, 2012.
Office Sublease
We subleased our office space from an Inland Group affiliate through November 30, 2012. The lease called for annual base rent of $496 and additional rent in any calendar year of our proportionate share of taxes and common area maintenance costs, which amounted to $340 for the year ended December 31, 2012. Additionally, the Inland Group affiliate paid certain tenant improvements under the lease in the amount of $395 and such improvements are being repaid by us over a period of five years. Of these costs, $121 remained unpaid as of December 31, 2012.
Joint Venture with Inland Equity
On November 29, 2009, we formed IW JV 2009, LLC, or IW JV, a wholly-owned subsidiary, and transferred a portfolio of 55 investment properties and the entities which owned them into it. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 from Inland Equity Investors, LLC (Inland Equity) in exchange for a 23% noncontrolling interest in IW JV. Pursuant to the terms of the agreement, Inland Equity earned a preferred return of 6% annually, which was paid monthly and cumulative on any unpaid balance and an additional 5% annually, which was set aside monthly and paid quarterly, if the portfolio net income was above a target amount as specified in the organizational documents. Inland Equity is an LLC owned by certain individuals, including Daniel L. Goodwin.
The organizational documents of IW JV contained provisions pursuant to which at any time after 90 days from the date of Inland Equity’s contribution, we had the option to call Inland Equity’s interest in IW JV for a price as determined under the organizational documents. On March 20, 2012, pursuant to the terms of the call right, we provided written notice of exercise to Inland Equity and agreed to the repurchase price with Inland Equity. On April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return, to Inland Equity to repurchase their 23% interest in IW JV, resulting in us owning 100% of IW JV.
Related Person Transaction Policy
Our Board has adopted a Related Person Transaction Approval and Disclosure Policy for the review, approval or ratification of any related person transaction. This written policy provides that all related person transactions must be reviewed and approved by a majority of the disinterested directors on our Board in advance of us or any of our subsidiaries entering into the transaction; provided that, if we or any of our subsidiaries enter into a transaction without recognizing that such transaction constitutes a related person transaction, the approval requirement will be satisfied if such transaction is ratified by a majority of the disinterested directors on our Board promptly after we recognize that such transaction constituted a related person transaction. Disinterested directors are directors that do not have a personal financial interest in the transaction that is adverse to our financial interest or that of our shareholders. The term “related person transaction” refers to a transaction required to be disclosed by us pursuant to Item 404 of Regulation S-K (or any successor provision) promulgated by the SEC.
Previously, the Independent Directors Committee, a committee comprised of all of the independent directors, assisted the Board in discharging its responsibilities relating to the reviewing, authorizing, approving, ratifying and monitoring all related person transactions, agreements and relationships. In particular, the Independent Directors Committee was responsible for evaluating, negotiating and concluding (or rejecting) any proposed contract or transaction with a related party; monitoring the performance of all related person contracts or transactions entered into; and determining whether existing and proposed related person contracts and transactions were fair and reasonable to us. The Independent Directors Committee operated under a written charter approved by our Board.

Item 14.  Principal Accounting Fees and Services
The following table sets forth fees for professional audit services rendered for the audits of our annual financial statements by Deloitte & Touche LLP and fees for other services rendered by them:

	2012	2011
Audit fees (1)	$1,215,000	$780,000
Audit related fees (2)	558,000	456,500
Tax fees (3)	181,276	184,975
Total	$1,954,276	$1,421,475

(1)	Audit fees include the financial statement audit and audit of internal controls over financial reporting.

(2)
Audit related fees primarily include the review of documents and issuance of independent registered public accounting firms’ consents related to documents filed with the SEC, as well as fees related to IW JV.

(3)	Tax fees consist of fees for review of federal and state income tax returns.
The Audit Committee reviews and approves in advance the terms of and compensation for both audit and non-audit services. As stated in our Audit Committee charter, the Audit Committee pre-approves all auditing services and the terms thereof (which may include providing comfort letters in connection with securities underwritings) and non-audit services (other than non-audit services prohibited under Section 10A(g) of the Exchange Act or the applicable rules of the SEC or the Public Company Accounting Oversight Board to be provided to the Company by its independent auditors. The pre-approval requirement may be waived with respect to the provision of non-audit services for the Company if the “de minimus” provisions of Section 10A(i)(1)(B) of the Exchange Act are satisfied. This authority to pre-approve non-audit services may be delegated to one or more members of the Audit Committee, provided all decisions to pre-approve an activity is required to be presented to the full Audit Committee at its first meeting following such decision.
The Audit Committee approved 100% of the fees described above.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in the report in Item 8.

(2)	Financial Statement Schedules:
Financial statement schedules for the year ended December 31, 2012 is submitted herewith.

Page
Valuation and Qualifying Accounts (Schedule II)	95
Real Estate and Accumulated Depreciation (Schedule III)	96
Schedules not filed:
All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description

3.1
Sixth Articles of Amendment and Restatement of Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.2
Articles of Amendment to the Sixth Articles of Amendment and Restatement of Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.3
Articles of Amendment to the Sixth Articles of Amendment and Restatement of Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.4
Articles Supplementary to the Sixth Articles of Amendment and Restatement of Registrant, as amended, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.5	Articles Supplementary for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2012).
3.6	Certificate of Correction (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report / Amended on Form 8-K/A filed on December 20, 2012).
3.7	Sixth Amended and Restated Bylaws of Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2012).
10.1
Second Amended and Restated Independent Director Stock Option Plan of Registrant (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

10.2	2008 Long-Term Equity Compensation Plan of Registrant (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).
10.3
Indemnification Agreements by and between Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-E, and H to the Registrant’s Annual Report / Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.561 - 10.562, 10.567, 10.569 - 10.571 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008 and Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 22, 2012).

10.4
Second Amended and Restated Credit Agreement dated as of February 24, 2012 among the Registrant as Borrower and KeyBank National Association as Administrative Agent, KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and JPMorgan Chase Bank, N.A. as Syndication Agent and JPMorgan Securities LLC as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Statement on Form S-11/A filed on March 12, 2012).

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

10.9	Retention Agreement dated February 19, 2013 by and between Registrant and Steven P. Grimes (filed herewith).
10.10	Retention Agreement dated February 19, 2013 by and between Registrant and Angela M. Aman (filed herewith).
10.11	Retention Agreement dated February 19, 2013 by and between Registrant and Niall J. Byrne (filed herewith).
10.12	Retention Agreement dated February 19, 2013 by and between Registrant and Shane C. Garrison (filed herewith).
10.13	Retention Agreement dated February 19, 2013 by and between Registrant and Dennis K. Holland (filed herewith).
10.14	Retention Agreement dated February 19, 2013 by and between Registrant and James W. Kleifges (filed herewith).
12.1	Computation of Ratio of Earnings to Fixed Charges (filed herewith).
12.2	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	List of Subsidiaries of Registrant (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) Consolidated Statements of Operations and Other Comprehensive Loss for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.*

* In accordance with Rule 406T of Regulations S-T, the XBRL related information in Exhibit 101 to this Annual report on Form 10-K shall not be deemed to be “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act, or otherwise subject to the liability of those sections, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President and Chief Executive Officer

Date:	February 20, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Kenneth H. Beard		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Kenneth H. Beard	By:	Richard P. Imperiale
	Director, President and Chief Executive Officer		Director		Director

Date:	February 20, 2013	Date:	February 20, 2013	Date:	February 20, 2013

	/s/ Angela M. Aman		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Angela M. Aman	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	Executive Vice President, Chief Financial Officer and Treasurer		Director		Director

Date:	February 20, 2013	Date:	February 20, 2013	Date:	February 20, 2013

	/s/ James W. Kleifges		/s/ Paul R. Gauvreau		/s/ Barbara A. Murphy

By:	James W. Kleifges	By:	Paul R. Gauvreau	By:	Barbara A. Murphy
	Executive Vice President and Chief Accounting Officer		Director		Director

Date:	February 20, 2013	Date:	February 20, 2013	Date:	February 20, 2013

/s/ Gerald M. Gorski

By:	Gerald M. Gorski
Chairman of the Board and Director

Date:	February 20, 2013