Form 10-Q
period 2013-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2013-05-07
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
(630) 634-4200
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of May 3, 2013:
Class A common stock:    182,870,364 shares
Class B-3 common stock:    48,518,389 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2013	December 31, 2012
Assets
Investment properties:
Land	$1,207,032	$1,209,523
Building and other improvements	4,693,296	4,703,859
Developments in progress	49,672	49,496
	5,950,000	5,962,878
Less accumulated depreciation	(1,315,681)	(1,275,787)
Net investment properties	4,634,319	4,687,091
Cash and cash equivalents	67,446	138,069
Investment in unconsolidated joint ventures	54,947	56,872
Accounts and notes receivable (net of allowances of $7,643 and $6,452, respectively)	75,410	85,431
Acquired lease intangibles, net	116,610	125,706
Assets associated with investment properties held for sale	6,414	8,922
Other assets, net	130,464	135,336
Total assets	$5,085,610	$5,237,427

Liabilities and Equity
Liabilities:
Mortgages and notes payable, net	$2,040,543	$2,212,089
Credit facility	465,000	380,000
Accounts payable and accrued expenses	62,091	73,983
Distributions payable	40,843	38,200
Acquired below market lease intangibles, net	73,517	74,648
Liabilities associated with investment properties held for sale	17	60
Other liabilities	69,345	82,694
Total liabilities	2,751,356	2,861,674

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized
7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at March 31, 2013 and December 31, 2012; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 133,711 and 133,606 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	133	133
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 48,518 shares issued and outstanding at March 31, 2013 and December 31, 2012	49	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 shares issued and outstanding at March 31, 2013 and December 31, 2012	49	49
Additional paid-in capital	4,836,128	4,835,370
Accumulated distributions in excess of earnings	(2,502,816)	(2,460,093)
Accumulated other comprehensive loss	(788)	(1,254)
Total shareholders’ equity	2,332,760	2,374,259
Noncontrolling interests	1,494	1,494
Total equity	2,334,254	2,375,753
Total liabilities and equity	$5,085,610	$5,237,427

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$113,017	$112,322
Tenant recovery income	24,903	27,826
Other property income	2,546	2,738
Total revenues	140,466	142,886

Expenses:
Property operating expenses	24,052	24,429
Real estate taxes	18,453	19,140
Depreciation and amortization	54,406	54,281
Loss on lease terminations	211	3,686
General and administrative expenses	8,055	4,921
Total expenses	105,177	106,457

Operating income	35,289	36,429

Gain on extinguishment of debt	—	3,879
Equity in loss of unconsolidated joint ventures, net	(401)	(2,318)
Interest expense (Note 7)	(47,127)	(51,102)
Co-venture obligation expense	—	(2,903)
Other income (expense), net	1,076	(2,660)
Loss from continuing operations	(11,163)	(18,675)

Discontinued operations:
Income, net	110	793
Gain on sales of investment properties	1,914	915
Income from discontinued operations	2,024	1,708
Gain on sales of investment properties	7,259	679
Net loss	(1,880)	(16,288)
Net loss attributable to the Company	(1,880)	(16,288)
Preferred stock dividends	(2,362)	—
Net loss attributable to common shareholders	$(4,242)	$(16,288)

(Loss) earnings per common share — basic and diluted:
Continuing operations	$(0.03)	$(0.09)
Discontinued operations	0.01	0.01
Net loss per common share attributable to common shareholders	$(0.02)	$(0.08)

Net loss	$(1,880)	$(16,288)
Other comprehensive income:
Net unrealized gain on derivative instruments	466	137
Net unrealized gain on marketable securities	—	4,986
Comprehensive loss	(1,414)	(11,165)
Comprehensive loss attributable to common shareholders	$(1,414)	$(11,165)

Weighted average number of common shares outstanding — basic and diluted	230,611	194,119

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net loss	—	—	—	—	—	—	—	(16,288)	—	(16,288)	—	(16,288)
Other comprehensive income	—	—	—	—	—	—	—	—	5,123	5,123	—	5,123
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	—	—	(32,169)	—	(32,169)	—	(32,169)
Distribution reinvestment program (DRP)	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	96	—	—	96	—	96
Balance at March 31, 2012	—	$—	48,557	$48	145,673	$146	$4,439,699	$(2,361,334)	$24,853	$2,103,412	$1,494	$2,104,906

Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net loss	—	—	—	—	—	—	—	(1,880)	—	(1,880)	—	(1,880)
Other comprehensive income	—	—	—	—	—	—	—	—	466	466	—	466
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	—	—	(38,218)	—	(38,218)	—	(38,218)
Distributions declared to preferred shareholders	—	—	—	—	—	—	—	(2,625)	—	(2,625)	—	(2,625)
Issuance of common stock, net of offering costs	—	—	56	—	—	—	688	—	—	688	—	688
Issuance of restricted common stock	—	—	49	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	70	—	—	70	—	70
Balance at March 31, 2013	5,400	$5	133,711	$133	97,037	$98	$4,836,128	$(2,502,816)	$(788)	$2,332,760	$1,494	$2,334,254

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,880)	$(16,288)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	54,464	58,621
Gain on sales of investment properties	(9,173)	(1,594)
Gain on extinguishment of debt	—	(3,879)
Loss on lease terminations	211	3,724
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	4,412	2,322
Equity in loss of unconsolidated joint ventures, net	401	2,318
Distributions on investments in unconsolidated joint ventures	2,154	1,015
Payment of leasing fees and inducements	(4,960)	(3,165)
Changes in accounts receivable, net	8,506	8,486
Changes in accounts payable and accrued expenses, net	(10,314)	(19,926)
Changes in other operating assets and liabilities, net	(15,714)	2,159
Other, net	2,383	1,482
Net cash provided by operating activities	30,490	35,275

Cash flows from investing activities:
Changes in restricted escrows, net	2,867	11,776
Capital expenditures and tenant improvements	(9,784)	(9,057)
Proceeds from sales of investment properties	31,136	6,369
Investment in developments in progress	(212)	(48)
Investment in unconsolidated joint ventures	(630)	(7,205)
Distributions of investments in unconsolidated joint ventures	—	17,098
Other, net	—	22
Net cash provided by investing activities	23,377	18,955

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	—	(906)
Proceeds from mortgages and notes payable	—	147,909
Principal payments on mortgages and notes payable	(171,674)	(229,936)
Proceeds from credit facility	140,000	70,000
Repayments of credit facility	(55,000)	(25,000)
Payment of loan fees and deposits, net	—	(5,878)
Proceeds from issuance of common stock	830	—
Distributions paid, net of DRP	(38,200)	(19,822)
Other, net	(446)	(491)
Net cash used in financing activities	(124,490)	(64,124)

Net decrease in cash and cash equivalents	(70,623)	(9,894)
Cash and cash equivalents, at beginning of period	138,069	136,009
Cash and cash equivalents, at end of period	$67,446	$126,115
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2013	2012
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$37,391	$53,245
Distributions payable	$40,843	$32,169
Distributions reinvested	$—	$11,626
Accrued capital expenditures and tenant improvements	$5,270	$1,659
Accrued leasing fees and inducements	$667	$—
Accrued offering costs	$113	$1,437
Forgiveness of mortgage debt	$—	$3,879

Proceeds from sales of investment properties:
Land, building and other improvements, net	$18,233	$4,856
Accounts receivable, acquired lease intangibles and other assets	2,826	(10)
Accounts payable and other liabilities	—	(71)
Deferred gain	904	—
Gain on sales of investment properties	9,173	1,594
	$31,136	$6,369
(concluded)

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the fiscal year ended December 31, 2012, which are included in its 2012 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1)   Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed to acquire and manage a diversified portfolio of real estate, primarily multi-tenant shopping centers. The Company was initially formed on March 5, 2003 as Inland Western Retail Real Estate Trust, Inc. On March 8, 2012, the Company changed its name to Retail Properties of America, Inc.
All share amounts and dollar amounts in this Quarterly Report are stated in thousands with the exception of per share amounts and per square foot amounts.
The Company elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it has qualified for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income at regular corporate tax rates.
Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has jointly elected to be treated as a taxable REIT subsidiary (TRS) for U.S. federal income tax purposes. A TRS is taxed on its taxable income at regular corporate tax rates. The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying condensed consolidated financial statements. Through a merger consummated on November 15, 2007, the Company acquired four qualified REIT subsidiaries. Their income is consolidated with REIT income for federal and state income tax purposes.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, fair value measurements, provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), provision for income taxes, recoverable amounts of receivables, deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
Reclassifications to condense certain captions have been made to the 2012 condensed consolidated statement of operations to conform to the 2013 presentation. Amounts previously reflected in “Dividend income” and “Interest income” are now included in “Other income (expense), net”.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of March 31, 2013 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	241	—	21
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has ownership interests ranging from 20% to 96% in three LLCs or LPs.

(c)	Excludes one wholly-owned property classified as held for sale as of March 31, 2013.
As of March 31, 2013, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from such less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of March 31, 2013 and 2012, was determined to approximate the carrying value of these interests. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the three months ended March 31, 2013 and 2012.
(2)   Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2013. Refer to the Company’s 2012 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies.
Recent Accounting Pronouncements
Effective January 1, 2013, companies are required to disclose additional information about reclassification adjustments out of accumulated other comprehensive income (AOCI), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. For significant items reclassified out of AOCI to net income in their entirety in the reporting period, disclosure of the effect of the reclassifications on the respective line items in the statement where net income is presented is required. For items that are not reclassified to net income in their entirety in the reporting period, a cross reference to other disclosures in the notes is required. The adoption resulted in the addition of a cross reference to other disclosures in the notes on the face of the accompanying condensed consolidated statements of operations and other comprehensive loss.
(3)   Discontinued Operations and Investment Properties Held for Sale
The Company employs a business model that utilizes asset management as a key component of monitoring its investment properties to ensure that each property continues to meet expected investment returns and strategic objectives. This strategy incorporates the sale of non-core and non-strategic assets that no longer meet the Company’s criteria.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company sold three properties during the three months ended March 31, 2013, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Mortgage Debt Extinguished	Net Sales Proceeds	Gain
January 16, 2013	Mervyns - Ridgecrest	Single-user retail	59,000	$500	$—	$477	$—	(a)
January 16, 2013	Mervyns - Highland	Single-user retail	80,500	2,133	—	2,030	—	(a)
January 25, 2013	American Express - DePere	Single-user office	132,300	17,233	—	17,168	1,914
			271,800	$19,866	$—	$19,675	$1,914

(a)	No gain or loss recognized at disposition due to previously recognized impairment charges.
The Company also received net proceeds of $11,461 and recorded gains of $7,259 from earnouts and the sale of a parcel at one of its operating properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the three months ended March 31, 2013 totaled $31,136 with aggregate gains of $9,173.
During the year ended December 31, 2012, the Company sold 31 properties, one of which was sold during the three months ended March 31, 2012. The disposition and additional transactions, including condemnation awards and earnouts, during the three months ended March 31, 2012 resulted in aggregate proceeds, net of closing costs, to the Company of $6,369 with aggregate gains of $1,594.
As of March 31, 2013, the Company had entered into a contract to sell Dick’s Sporting Goods - Fresno, a 77,400 square foot multi-tenant retail property located in Fresno, California. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria prior to December 31, 2012, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the operations for all periods presented are classified as discontinued operations in the condensed consolidated statements of operations and other comprehensive loss. Three properties, including Dick’s Sporting Goods - Fresno, were classified as held for sale as of December 31, 2012. The following table presents the assets and liabilities associated with the held for sale properties:

	March 31, 2013	December 31, 2012
Assets
Land, building and other improvements	$6,222	$8,746
Accumulated depreciation	—	(17)
Net investment properties	6,222	8,729
Other assets	192	193
Assets associated with investment properties held for sale	$6,414	$8,922

Liabilities
Other liabilities	$17	$60
Liabilities associated with investment properties held for sale	$17	$60

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, inclusive of investment properties sold and those classified as held for sale, are presented in the table below:

	Three Months Ended March 31,
	2013	2012
Revenues:
Rental income	$191	$9,883
Tenant recovery income	31	635
Other property income	6	30
Total revenues	228	10,548

Expenses:
Property operating expenses	180	657
Real estate taxes	(70)	817
Depreciation and amortization	58	4,340
Loss on lease terminations	—	38
Interest expense	—	3,903
Other income, net	(50)	—
Total expenses	118	9,755

Income from discontinued operations, net	$110	$793
(4)   Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.
The following represents a summary of the Company’s unvested restricted shares, all of which were granted to the Company’s executives pursuant to the Equity Plan, as of and for the three months ended March 31, 2013:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2013	46	$17.30
Shares granted (a)	49	13.94
Shares vested	—	—
Shares forfeited	—	—
Balance at March 31, 2013	95	$15.57

(a)	Of the shares granted, 50% vest on each of the third and fifth anniversaries of the grant date.
During the three months ended March 31, 2013 and 2012, the Company recorded compensation expense of $63 and $65, respectively, related to unvested restricted shares. As of March 31, 2013, total unrecognized compensation expense related to unvested restricted shares was $1,136, which is expected to be amortized over a weighted average term of 3.3 years.
The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting. As of March 31, 2013, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and three shares had expired. As of March 31, 2012, options to purchase 70 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average fair value of options granted on the date of the grant using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

life and expected volatility rate. Compensation expense of $7 and $14 related to these stock options was recorded during the three months ended March 31, 2013 and 2012, respectively.
(5)   Mortgages and Notes Payable
The following table summarizes the Company’s mortgages and notes payable:

	March 31, 2013	December 31, 2012
Fixed rate mortgage loans (a)	$2,031,488	$2,078,162
Variable rate construction loan	10,419	10,419
Mortgages payable	2,041,907	2,088,581
Discount, net of accumulated amortization	(1,364)	(1,492)
Mortgages payable, net	2,040,543	2,087,089
Notes payable	—	125,000
Mortgages and notes payable, net	$2,040,543	$2,212,089

(a)	Includes $76,002 and $76,055 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2013 and December 31, 2012, respectively.
Mortgages Payable
Mortgages payable outstanding as of March 31, 2013 were $2,041,907 (excluding mortgage discount of $1,364, net of accumulated amortization) and had a weighted average interest rate of 6.18%. Of this amount, $2,031,488 had fixed rates ranging from 3.50% to 8.00% (9.78% for the Company’s matured mortgage payable) and a weighted average fixed rate of 6.20% at March 31, 2013. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on London Interbank Offered Rate (LIBOR) at March 31, 2013. Properties with a net carrying value of $3,145,754 at March 31, 2013 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $26,042 at March 31, 2013 and related tenant leases are pledged as collateral for the construction loan. As of March 31, 2013, the Company’s outstanding mortgage indebtedness had a weighted average years to maturity of 5.2 years.
During the three months ended March 31, 2013, the Company made mortgages payable repayments of $40,958 (excluding scheduled principal payments related to amortizing loans of $5,716). The loans repaid during the three months ended March 31, 2013 had fixed interest rates and a weighted average interest rate of 5.53%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2013, the Company had guaranteed $16,418 of the outstanding mortgage and construction loans with maturity dates ranging from May 7, 2013 through September 30, 2016 (see Note 13). On May 1, 2013, the Company repaid one of the mortgages payable with an associated partial guarantee. Excluding this mortgage, the Company had guaranteed $15,457 of its outstanding mortgage and construction loans as of March 31, 2013 with maturity dates ranging from December 16, 2013 through September 30, 2016. At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is issued, which may vary from time to time.
As of March 31, 2013, the Company had a $26,865 mortgage payable (University Square) that had matured and had not been repaid or refinanced. In the second quarter of 2010, the Company ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of the Company’s other mortgages payable or unsecured credit agreements. The Company has attempted to negotiate and has made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of March 31, 2013, the Company had accrued $8,053 of interest related to this mortgage payable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of March 31, 2013.
Notes Payable
Notes payable outstanding as of December 31, 2012 consisted of senior and junior mezzanine notes, which totaled $125,000 in aggregate and had a weighted average interest rate of 12.80%. These notes payable represented proceeds from a third party lender related to the debt refinancing transaction for IW JV 2009, LLC (IW JV), which is a wholly-owned entity as of March 31, 2013. The notes had fixed interest rates of 12.24% and 14.00%, respectively, were scheduled to mature on December 1, 2019 and were secured by 100% of the Company’s equity interest in the IW JV investment properties. On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes. The Company paid a 5% prepayment fee totaling $6,250 and wrote-off $2,492 of loan fees related to the prepayment, both of which are included within “Interest expense” in the condensed consolidated statements of operations and other comprehensive loss.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and unsecured credit facility (as described in Note 6) as of March 31, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$204,853	$177,826	$451,961	$37,823	$285,617	$873,408	$2,031,488
Unsecured credit facility - term loan (c)	—	—	—	300,000	—	—	300,000
Total fixed rate debt	204,853	177,826	451,961	337,823	285,617	873,408	2,331,488

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—	10,419
Unsecured credit facility - line of credit	—	—	165,000	—	—	—	165,000
Total variable rate debt	—	10,419	165,000	—	—	—	175,419
Total maturing debt (d)	$204,853	$188,245	$616,961	$337,823	$285,617	$873,408	$2,506,907

Weighted average interest rate on debt:
Fixed rate debt	5.77%	7.19%	5.81%	2.95%	5.73%	6.45%	5.73%
Variable rate debt	—%	2.50%	2.25%	—%	—%	—%	2.26%
Total	5.77%	6.93%	4.86%	2.95%	5.73%	6.45%	5.48%

(a)	The debt maturity table does not include mortgage discount of $1,364, net of accumulated amortization, which was outstanding as of March 31, 2013.

(b)	Includes $76,002 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of the Company’s unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of March 31, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of March 31, 2013, the Company was making accelerated principal payments on one mortgage payable with an outstanding principal balance of $58,034, which is reflected in the column corresponding to the loan maturity date. The mortgage payable is scheduled to mature on December 1, 2034; however, if the Company is not able to cure this arrangement, it will be fully amortized and repaid on December 1, 2019. During the three months ended March 31, 2013, the Company made accelerated principal payments of $1,872 with respect to this mortgage payable. A $26,865 mortgage payable that matured in 2010, and which remains outstanding as of March 31, 2013, is included in the 2013 column. The Company plans on addressing its mortgages payable maturities by using proceeds from its

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

unsecured credit facility or an amended credit facility, asset sales, its at-the-market (ATM) equity program (see Note 9 for further details) and other capital markets transactions.
(6)   Credit Facility
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
As of March 31, 2013, the terms of the credit agreement stipulate:

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

•
quarterly unused fees ranging from 0.25% to 0.35%, depending on the undrawn amount; however, in the event the Company becomes investment grade rated by two of the three major rating agencies, the unused fee will be replaced by a facility fee ranging from 0.20% to 0.45% depending on the Company’s credit rating;

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

•
$20,000 of recourse cross-default permissions and $100,000 of non-recourse cross-default permissions, subject to certain carve-outs (including $26,865 of non-recourse indebtedness that was in default as of March 31, 2013) and allowances for maturity defaults under non-recourse indebtedness for up to 90 days subject to extension at the discretion of the lenders.

This full recourse credit agreement requires compliance with certain covenants including: a leverage ratio, fixed charge coverage, a maximum secured debt covenant, a minimum net worth requirement, a distribution limitation and investment restrictions, as well as limitations on the Company’s ability to incur recourse indebtedness. It also contains customary default provisions including the failure to timely pay debt service payable thereunder, the failure to comply with the Company’s financial and operating covenants and the failure to pay when amounts outstanding under the credit agreement become due. In the event the lenders declare a default, as defined in the credit agreement, this could result in an acceleration of all outstanding borrowings on the credit facility. As of March 31, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement and the Company’s current business plan, which is based on management’s expectations of operating performance, indicates that it will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond. As of March 31, 2013, the interest rates of the revolving line of credit and unsecured term loan were 2.25% and 2.54%, respectively. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of March 31, 2013, the Company had full availability under the revolving line of credit, of which it had borrowed $165,000, leaving $185,000 available.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)   Derivative Instruments
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
The Company utilizes four interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,539 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Interest Rate Swap	4	4	$376,002	$376,055
The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 12 to the condensed consolidated financial statements.

	Liability Derivatives
	March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other Liabilities	$2,311	Other Liabilities	$2,783
Subsequent to March 31, 2013, the Company terminated one of its interest rate swaps and repaid the associated mortgage payable. As of March 31, 2013, the fair value of this derivative liability was $23 and the underlying notional amount was $6,405.
The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive loss for the three months ended March 31, 2013 and 2012.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing and Missed Forecasted Transactions)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$51	$155	Interest Expense	$517	$292	Other Expense	$153	$155

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(8) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$7,580	$8,334
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	95.9%	95.9%	807	124
RC Inland L.P. (c)	9/30/2010	20.0%	20.0%	38,535	39,468
Oak Property and Casualty LLC (d)	10/1/2006	20.0%	25.0%	8,025	8,946
				$54,947	$56,872

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)
The ownership percentage in Hampton Retail Colorado, L.L.C. (Hampton) is based upon the Company’s pro rata capital contributions to date. Subject to the maximum capital contributions specified within the organizational documents, the Company’s ownership percentage could increase to 96.3%.

(c)
The joint venture (RioCan) was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust, a REIT based in Canada. A subsidiary of the Company is the general partner of the joint venture and earns fees for providing property management, asset management and other customary services.

(d)
Oak Property & Casualty LLC (the Captive) is an insurance association owned by the Company and four other parties. The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage certain expenses and recoup expenses through the function of the Captive.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Combined condensed financial information of these joint ventures (at 100%) is summarized as follows:

	As of March 31, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$434,806	$4,342	$270,387	$709,535
Less accumulated depreciation	(22,491)	—	(46,572)	(69,063)
Real estate, net	412,315	4,342	223,815	640,472

Other assets, net	134,088	797	46,751	181,636
Total assets	$546,403	$5,139	$270,566	$822,108

Liabilities
Mortgage debt	$312,377	$4,323	$143,222	$459,922
Other liabilities, net	35,218	124	22,415	57,757
Total liabilities	347,595	4,447	165,637	517,679

Total equity	198,808	692	104,929	304,429
Total liabilities and equity	$546,403	$5,139	$270,566	$822,108

	As of December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$434,704	$14,326	$270,386	$719,416
Less accumulated depreciation	(19,287)	(2,286)	(44,554)	(66,127)
Real estate, net	415,417	12,040	225,832	653,289

Other assets, net	148,511	1,285	49,658	199,454
Total assets	$563,928	$13,325	$275,490	$852,743

Liabilities
Mortgage debt	$312,844	$14,828	$143,450	$471,122
Other liabilities, net	50,076	300	22,960	73,336
Total liabilities	362,920	15,128	166,410	544,458

Total equity (deficit)	201,008	(1,803)	109,080	308,285
Total liabilities and equity	$563,928	$13,325	$275,490	$852,743

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$15,322	$148	$6,760	$22,230
Other income	—	—	2,022	2,022
Total revenues	15,322	148	8,782	24,252

Expenses:
Property operating expenses	2,146	17	863	3,026
Real estate taxes	2,505	17	1,307	3,829
Depreciation and amortization	9,023	57	2,475	11,555
Loss on lease terminations	548	—	6	554
Provision for impairment of investment properties	—	234	—	234
General and administrative expenses	147	1	98	246
Interest expense, net	3,292	(1,526)	1,783	3,549
Other expense, net	—	—	1,956	1,956
Total expenses	17,661	(1,200)	8,488	24,949

(Loss) income from continuing operations	(2,339)	1,348	294	(697)

Income from discontinued operations	—	1,147	47	1,194

Net (loss) income	$(2,339)	$2,495	$341	$497

	Three Months Ended March 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$14,382	$147	$7,081	$21,610
Other income	—	—	1,882	1,882
Total revenues	14,382	147	8,963	23,492

Expenses:
Property operating expenses	2,015	40	832	2,887
Real estate taxes	2,350	19	1,349	3,718
Depreciation and amortization	9,821	56	2,594	12,471
Loss on lease terminations	704	—	150	854
General and administrative expenses	487	7	94	588
Interest expense, net	3,259	(51)	2,066	5,274
Other expense, net	816	—	1,618	2,434
Total expenses	19,452	71	8,703	28,226

(Loss) income from continuing operations	(5,070)	76	260	(4,734)

(Loss) income from discontinued operations	—	(1,594)	2,184	590

Net (loss) income	$(5,070)	$(1,518)	$2,444	$(4,144)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended March 31,			Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended March 31,		Fees Earned by the Company for the Three Months Ended March 31,
Joint Venture	2013	2012		2013	2012	2013	2012
MS Inland	$124	$16		$952	$3,016	$228	$236
Hampton (a)	2,409	(1,092)	(b)	16	22	1	1
RioCan	(322)	(712)		556	8,038	583	534
Captive	(921)	(557)		—	(168)	—	—
	$1,290	$(2,345)		$1,524	$10,908	$812	$771

(a)
During the three months ended March 31, 2013 and 2012, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded impairment charges in the amounts of $234 and $1,457, of which the Company’s share was $224 and $1,397, respectively. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

(b)
During the three months ended March 31, 2012, the Company’s share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company’s investment in Hampton. At such point, application of the equity method of accounting was discontinued and through March 31, 2012, $342, representing the Company’s share of losses in excess of its investment in Hampton, was not recorded in the Company’s condensed consolidated financial statements. Due to income realized by Hampton for the period between April 1, 2012 and December 31, 2012, application of the equity method of accounting was re-established for this investment prior to December 31, 2012.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive loss. Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets. The Company recorded amortization of $9 and $27 related to this difference during the three months ended March 31, 2013 and 2012, respectively.
Property Acquisitions and Dispositions
During the three months ended March 31, 2013, none of the Company’s unconsolidated joint ventures acquired any investment properties.
During the three months ended March 31, 2013, Hampton sold a 51,700 square foot multi-tenant retail property for a sales price of $8,800, resulting in a gain on sale of $1,019. Proceeds from the sale were used to pay down $8,670 of the joint venture’s outstanding debt. As of March 31, 2013, there was one property remaining in the Hampton joint venture.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, an impairment charge of $1,700 was recorded during the three months ended March 31, 2013 to write down the carrying value of the Company’s investment in Hampton. See Note 12 for further discussion. No impairment charges were recorded during the three months ended March 31, 2012.
(9) Equity
In March 2012, the Company completed a recapitalization of its then outstanding common stock through a ten-to-one reverse stock split and redesignation of all of its common stock as Class A common stock. The Company then paid a stock dividend pursuant to which each then outstanding share of its Class A common stock received one share of each of its Class B-1, Class B-2 and Class B-3 common stock.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI. The Company’s Class B common stock is identical to the Company’s Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company’s Class B common stock will convert automatically into shares of the Company’s Class A common stock at specified times. On October 5, 2012, all 48,518 shares of Class B-1 common stock automatically converted to shares of Class A common stock. On April 5, 2013, all 48,518 shares of Class B-2 common stock automatically converted to shares of Class A common stock. Class B-3 common stock will automatically convert to shares of Class A common stock on October 7, 2013. Each share of Class A common stock and Class B common stock participates in distributions equally.
On December 20, 2012, the Company issued 5,400 shares of 7.00% Series A cumulative redeemable preferred stock (Series A preferred stock) at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement. The Company retained aggregate net proceeds of $130,289, after the underwriting discount and offering costs. Dividends on the Series A preferred stock are cumulative and payable quarterly in arrears at the rate of 7.00% per annum based on the $25.00 per share offering price, or $1.75 per annum. On or after five years from the date of issuance (or sooner under limited circumstances), the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but excluding, the redemption date. The Series A preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company. The Company used the net proceeds from the offering on February 1, 2013 to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250. These notes had a weighted average interest rate of 12.80%. See Note 5 for further discussion.
On March 7, 2013, the Company established an ATM equity program under which it may sell shares of its Class A common stock, having an aggregate offering price of up to $200,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including the Company's revolving line of credit, and funding acquisitions.
The following table presents activity under the Company’s ATM equity program:

Three Months Ended March 31, 2013
Total net consideration	$688
Number of common shares sold	56
Average price per share	$14.94
As of March 31, 2013, the Company had common shares having an aggregate offering price of up to $199,170 remaining available for sale under its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
	2013		2012
Numerator:
Loss from continuing operations	$(11,163)		$(18,675)
Gain on sales of investment properties	7,259		679
Preferred stock dividends	(2,362)		—
Loss from continuing operations attributable to common shareholders	(6,266)		(17,996)
Income from discontinued operations	2,024		1,708
Net loss attributable to common shareholders	(4,242)		(16,288)
Distributions paid on unvested restricted shares	(8)		(2)
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(4,250)		$(16,290)

Denominator:
Denominator for loss per common share — basic:
Weighted average number of common shares outstanding	230,611	(a)	194,119	(b)
Effect of dilutive securities — stock options	—	(c)	—	(c)
Denominator for loss per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	230,611		194,119

(a)
Excluded from this weighted average amount are 95 shares of restricted common stock, which equate to 67 shares on a weighted average basis for the three months ended March 31, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from this weighted average amount are 46 shares of restricted common stock, which equate to 20 shares on a weighted average basis for the three months ended March 31, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 80 and 69 shares as of March 31, 2013 and 2012, respectively, at a weighted average exercise price of $19.17 and $20.83, respectively. These shares were not included in the computation of diluted EPS because either a loss from continuing operations was reported for the respective periods or the options were out of the money, or both.

(11) Provision for Impairment of Investment Properties
During the three months ended March 31, 2013, the Company identified certain indicators of impairment for 10 of its properties, one of which was classified as held for sale as of March 31, 2013, such as a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods or financially troubled tenants. The Company performed cash flow analyses during the three months ended March 31, 2013 and determined that the projected undiscounted cash flows based upon the estimated holding period for each asset with identified impairment indicators exceeded their respective carrying value by a weighted average of 49%. Therefore, no investment property impairment charges were recorded during the three months ended March 31, 2013.
As part of its analyses performed during the three months ended March 31, 2012, the Company identified certain indicators of impairment at 19 of its properties (10 of which were subsequently sold). The Company performed cash flow analyses during the three months ended March 31, 2012 and determined that the projected undiscounted cash flows, based upon the estimated holding period for each asset with identified impairment indicators, exceeded the carrying values by a weighted average of 54%. Therefore, no investment property impairment charges were recorded during the three months ended March 31, 2012.
The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages and notes payable, net	$2,040,543	$2,232,126	$2,212,089	$2,401,883
Credit facility	$465,000	$464,806	$380,000	$382,723
Derivative liability	$2,311	$2,311	$2,783	$2,783
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

	Level 1	Level 2	Level 3	Total
March 31, 2013
Derivative liability	$—	$2,311	$—	$2,311

December 31, 2012
Derivative liability	$—	$2,783	$—	$2,783
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 7.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
Assets measured at fair value on a nonrecurring basis at March 31, 2013 and December 31, 2012, aggregated by the level within the fair value hierarchy in which those measurements fall are as follows:

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
March 31, 2013
Investment in unconsolidated joint ventures (b)	$—	$—	$807	$807	$1,700

December 31, 2012
Investment property - held for sale (c)	$—	$9,133	$—	$9,133	$6,901

(a)	Excludes impairment charges recorded on investment properties sold prior to March 31, 2013 and December 31, 2012, respectively.

(b)
The Company’s investment in its Hampton unconsolidated joint venture, with a carrying value of $2,507, was written down to $807, resulting in a loss of $1,700 included within equity in loss of unconsolidated joint ventures, net for the three months ended March 31, 2013 in the accompanying condensed consolidated statements of operations. The Company’s estimate of fair value was determined using the expected sales price from an executed sales agreement for the one property owned by the venture as of March 31, 2013, in addition to the remaining assets of the joint venture, and the liquidation waterfall provisions of the Hampton organizational documents, net of consideration necessary to settle the venture’s remaining outstanding liabilities.

(c)
Includes impairment charges recorded during 2012 for three investment properties classified as held for sale as of December 31, 2012; such charges, calculated as the expected sales prices from executed sales agreements less estimated selling costs, were determined to be Level 2 inputs. The estimated transaction costs totaling $197 are not reflected as a reduction to the fair value disclosed in the table above.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
March 31, 2013
Mortgages and notes payable, net	$—	$—	$2,232,126	$2,232,126
Credit facility	$—	$—	$464,806	$464,806

December 31, 2012
Mortgages and notes payable, net	$—	$—	$2,401,883	$2,401,883
Credit facility	$—	$—	$382,723	$382,723
Mortgages and notes payable, net:  The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.5% to 4.5% at March 31, 2013 and December 31, 2012. The fair value of the Company’s matured mortgage payable was determined to be equal to the carrying value of the property because there is no market for a similar debt instrument and the property’s carrying value was determined to be the best estimate of fair value as of March 31, 2013 and December 31, 2012.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the fixed rate credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate. The Company used a discount rate of 1.5% at March 31, 2013 and 2.0% at December 31, 2012.
There were no transfers of liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2013, the Company has guaranteed $16,418 of its outstanding mortgage and construction loans, with maturity dates ranging from May 7, 2013 through September 30, 2016. On May 1, 2013, the Company repaid one of the mortgages payable with an associated partial guarantee. Excluding this mortgage, the Company had guaranteed $15,457 of its outstanding mortgage and construction loans as of March 31, 2013 with maturity dates ranging from December 16, 2013 through September 30, 2016.
(14) Litigation
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, in 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that the Company’s directors and officers breached their fiduciary duties to the shareholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused the shareholders to suffer a loss in share value, all measured in some manner by reference to the Company’s 2012 offering price when it listed its shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on its initial review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the financial statements of the Company.
On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.
(15) Subsequent Events
Subsequent to March 31, 2013, the Company:

•
drew $70,000, net of repayments, on its senior unsecured revolving line of credit and used the proceeds to repay mortgage debt with an aggregate balance of $71,964 and a weighted average interest rate of 5.56%. One of the mortgages repaid had an associated partial guarantee in the amount of $961 as of March 31, 2013 and an associated interest rate swap which was terminated. As of March 31, 2013, the fair value of this derivative liability was $23 and the underlying notional amount was $6,405; and

•	sold 640 common shares under its ATM equity program at a weighted average price per share of $14.90 for proceeds of $9,426, net of commissions and offering costs.
On April 5, 2013, all 48,518 shares of the Company’s Class B-2 common stock automatically converted to shares of Class A common stock.
On April 30, 2013, the Company’s board of directors declared the second quarter cash dividend for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on July 1, 2013 to preferred shareholders of record at the close of business on June 20, 2013.
On April 30, 2013, the Company’s board of directors declared the distribution for the second quarter of 2013 of $0.165625 per share on all classes of the Company’s outstanding common shares, which will be paid on July 10, 2013 to common shareholders of record at the close of business on June 28, 2013.
On May 6, 2013, the Company’s Hampton joint venture disposed of the one remaining asset held by the venture as of March 31, 2013 for a sales price of $4,500. Proceeds from the transaction were used to pay down the venture’s $3,963 construction loan balance in its entirety.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has received fully executed loan commitments to amend and restate its existing credit agreement. The amended and restated facility is expected to increase the capacity to $1,000,000 from $650,000 and will consist of a $550,000 unsecured revolving line of credit with a four year term and a $450,000 unsecured term loan with a five year term. The Company will have a one year extension option on the unsecured revolving line of credit which it may exercise as long as there is no existing default, it is in compliance with all covenants and it pays an extension fee equal to 0.15% of the commitment amount being extended. Additionally, the Company will have the ability to increase available borrowings up to an additional $450,000 in certain circumstances. The terms of the agreement will stipulate monthly interest-only payments on the outstanding balance at an annual rate equal to LIBOR plus a margin ranging from 1.50% to 2.05% for the unsecured revolving line of credit and 1.45% to 2.00% for the unsecured term loan depending on the Company’s leverage levels, compared to a range of 1.75% to 2.50% for both the revolving line of credit and the unsecured term loan prior to the amendment and restatement. The agreement will also stipulate a maximum advance rate of 60% of the implied value of the unencumbered pool assets determined by applying a 7.25% capitalization rate to adjusted net operating income for those properties, compared to a capitalization rate of 7.5% prior to the amendment and restatement. As of March 31, 2013, the Company had an interest rate swap that converts the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. The amendment and restatement of the credit facility is not expected to have an impact on the in-place swap. The amendment and restatement is expected to close prior to May 15, 2013 with Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as lead arrangers. The final terms and completion of the amended and restated facility remain subject to the negotiation and execution of final documentation.
The Company has entered into an agreement with its partner in RioCan to dissolve the existing joint venture arrangement. The transaction is expected to close on October 1, 2013, subject to customary closing conditions. Highlights of the anticipated transaction are as follows:

•
The Company will acquire its partner’s 80% ownership interest in five properties totaling approximately 598,000 square feet. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $124,800. The Company will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $67,900 at a weighted average interest rate of 4.8%;

•
The Company will sell to its partner its 20% ownership interest in the remaining eight properties owned by the venture totaling approximately 2,500,000 square feet. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $477,500. The partner will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $209,200 at a weighted average interest rate of 3.7%; and

•	The Company will receive approximately $8,100 of cash as well as a distribution of the Company’s share of working capital in the joint venture.
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

•	general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	changes in our business strategy;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	increased interest rates or operating costs;

▪	declining real estate valuations and impairment charges;

•	availability, terms and deployment of capital;

•	our failure to obtain necessary outside financing;

•	our expected leverage;

•	decreased rental rates or increased vacancy rates;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our failure to successfully operate acquired properties;

•	our projected operating results;

•	our ability to manage our growth effectively;

•	estimates relating to our ability to make distributions to our shareholders in the future;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our failure to qualify as a REIT;

•	future terrorist attacks in the U.S.;

•	environmental uncertainties and risks related to natural disasters;

•	lack or insufficient amounts of insurance;

•	availability of and our ability to attract and retain qualified personnel;

•	retention of our senior management team;

•	changes in real estate and zoning laws and increases in real property tax rates; and

•	our ability to comply with the laws, rules and regulations applicable to companies.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2012. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis compares the three months ended March 31, 2013 to the three months ended March 31, 2012 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

Executive Summary
We are a fully-integrated, self-administered and self-managed REIT formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of March 31, 2013, our retail operating portfolio consisted of 230 properties with approximately 32,671,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 10.6 years since initial construction. As of March 31, 2013, our retail operating portfolio was 90.0% occupied and 92.2% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of March 31, 2013, we also held interests in nine office properties, two industrial properties, 21 retail operating properties held by three unconsolidated joint ventures, three retail properties under development and one retail operating property classified as held for sale. The following summarizes our consolidated operating portfolio as of March 31, 2013:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	230	32,671	90.0%	92.2%

Office/Industrial
Wholly-owned	11	2,052	100.0%	100.0%
Total consolidated operating portfolio	241	34,723	90.6%	92.7%

(a)	Includes leases signed but not commenced.
As of March 31, 2013, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.4% of the total ABR generated from our retail operating properties, or our retail ABR.
Company Highlights — Three Months Ended March 31, 2013
Leasing Activity
Leasing activity remained strong during the three months ended March 31, 2013 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as we signed 159 new and renewal leases for approximately 906,000 square feet, achieving a renewal rate of 84.2%. Rental rate changes have varied by market during 2013 as certain markets are continuing to stabilize or increase. Rental rates for new leases signed in 2012 were volatile, but nearly flat for the full year. In 2013, rental rates for new leases increased 13.1% and we expect such volatility to continue throughout 2013. Rental rates on renewal leases signed in 2013 continue to be positive, increasing by 5.0% over previous rental rates for comparable renewals. We expect similar market activity for renewals to continue throughout 2013.
The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the three months ended March 31, 2013. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Improvements PSF
Comparable Renewal Leases	119	762	$14.62	$13.93	5.0%	4.79	$3.20
Comparable New Leases	16	37	26.00	22.98	13.1%	6.69	18.04
Non-Comparable New and Renewal Leases (b)	24	107	15.40	n/a	n/a	7.52	35.46
Total	159	906	$15.15	$14.35	5.6%	5.25	$7.62

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Capital Markets and Balance Sheet Activity
During the three months ended March 31, 2013, we maintained our focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and capital markets transactions. Specifically, we:

•	sold three operating properties aggregating 271,800 square feet for total consideration of $19,866, resulting in net proceeds of $19,675;

•
borrowed $85,000, net of repayments, on our senior unsecured revolving line of credit and made notes payable repayments of $125,000 (IW JV senior and junior mezzanine notes) and mortgages payable repayments of $40,958 (excluding scheduled principal payments related to amortizing loans of $5,716); and

•	established an at-the-market (ATM) equity program under which we sold 56 shares of Class A common stock resulting in net proceeds of $688.
We plan to continue to pursue opportunistic dispositions of select non-strategic and non-core properties to focus our portfolio on high quality multi-tenant retail assets in our core target markets. We also plan to strategically acquire investment properties in certain markets which have substantial long-term retail demand attributes.
Joint Ventures
During the three months ended March 31, 2013, our Hampton joint venture sold a 51,700 square foot multi-tenant retail property for a sales price of $8,800. Proceeds from the sale were used to pay down $8,670 of the joint venture’s debt.
Distributions
We declared a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2013. We declared a distribution of $0.4861 per share of preferred stock for the period beginning December 20, 2012 to, but excluding, March 31, 2013.
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
This measure provides an operating perspective not immediately apparent from GAAP operating income or net (loss) income attributable to common shareholders. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net (loss) income attributable to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the Three Months Ended March 31, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 239 operating properties acquired or placed in service prior to January 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio did not change as of March 31, 2013 from 239 as of December 31, 2012. While three investment properties were sold during the three months ended March 31, 2013, two of them were classified as held for sale as of December 31, 2012, and, as such, they were accounted for as discontinued operations. In addition, one former development property changed categorization from “Other investment properties” to same store during the three months March 31, 2013 because it was operational for both periods presented. The properties in “Other investment properties” primarily include our development properties, a former development property that was not operational for both periods presented and University Square, the property for which we have ceased making the monthly debt service payment and for which we have attempted to negotiate with the lender, due to the uncertainty of the timing of transfer of ownership of this property.

	Three Months Ended March 31,
	2013	2012	Impact	Percentage
Revenues:
Same store investment properties (239 properties):
Rental income	$112,031	$110,226	$1,805	1.6
Tenant recovery income	24,582	27,248	(2,666)	(9.8)
Other property income	2,485	2,661	(176)	(6.6)
Other investment properties:
Rental income	1,465	1,250	215
Tenant recovery income	321	578	(257)
Other property income	61	77	(16)
Expenses:
Same store investment properties (239 properties):
Property operating expenses	(22,382)	(23,149)	767	3.3
Real estate taxes	(17,613)	(18,376)	763	4.2
Other investment properties:
Property operating expenses	(763)	(364)	(399)
Real estate taxes	(840)	(764)	(76)
Net operating income:
Same store investment properties	99,103	98,610	493	0.5
Other investment properties	244	777	(533)
Total net operating income	99,347	99,387	(40)	—

Other income (expense):
Straight-line rental income, net	(664)	335	(999)
Amortization of acquired above and below market lease intangibles, net	265	523	(258)
Amortization of lease inducements	(80)	(12)	(68)
Straight-line ground rent expense	(907)	(916)	9
Depreciation and amortization	(54,406)	(54,281)	(125)
Loss on lease terminations	(211)	(3,686)	3,475
General and administrative expenses	(8,055)	(4,921)	(3,134)
Gain on extinguishment of debt	—	3,879	(3,879)
Equity in loss of unconsolidated joint ventures, net	(401)	(2,318)	1,917
Interest expense	(47,127)	(51,102)	3,975
Co-venture obligation expense	—	(2,903)	2,903
Other income (expense), net	1,076	(2,660)	3,736
Total other expense	(110,510)	(118,062)	7,552	6.4

Loss from continuing operations	(11,163)	(18,675)	7,512	40.2
Discontinued operations:
Income, net	110	793	(683)
Gain on sales of investment properties	1,914	915	999
Income from discontinued operations	2,024	1,708	316	18.5
Gain on sales of investment properties	7,259	679	6,580
Net loss	(1,880)	(16,288)	14,408	88.5
Net loss attributable to the Company	(1,880)	(16,288)	14,408	88.5
Preferred stock dividends	(2,362)	—	(2,362)
Net loss attributable to common shareholders	$(4,242)	$(16,288)	$12,046	74.0
Total net operating income decreased by $40. Total rental income, tenant recovery and other property income decreased by $1,095, or 0.8%, and total property operating expenses and real estate taxes decreased by $1,055, or 2.5%, for the three months ended March 31, 2013, as compared to March 31, 2012. Same store net operating income increased by $493, or 0.5%.
Rental income. Rental income increased $1,805, or 1.6%, on a same store basis from $110,226 to $112,031. The same store increase is primarily due to:

•
an increase of $2,620 consisting of $6,291 from contractual rent increases and new tenant leases replacing former tenants, partially offset by a decrease of $3,671 from early terminations and natural expirations of certain tenant leases, partially offset by

•	a decrease of $833, primarily due to reduced rent as a result of co-tenancy provisions in certain leases and reduced percentage rent for various tenants as a result of decreased tenant sales.
Overall rental income increased $2,020, or 1.8%, from $111,476 to $113,496, due to the increase in the same store portfolio described above along with an increase of $215 in other investment properties.
Tenant recovery income. Tenant recovery income decreased $2,666, or 9.8%, on a same store basis from $27,248 to $24,582, primarily due to adjustments from the common area maintenance (CAM) reconciliation process, which represented $1,706 of the decrease. In the first quarter of 2012, the CAM reconciliation process resulted in positive adjustments to tenant recovery income of $946. However, in the first quarter of 2013, the CAM reconciliation process resulted in negative adjustments of $760. In addition, $598 of the decrease related to tenant recovery adjustments due to the increase in real estate tax refunds described below.
Total tenant recovery income decreased $2,923, or 10.5%, from $27,826 to $24,903, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income at University Square.
Property operating expenses. Property operating expenses decreased $767, or 3.3%, on a same store basis from $23,149 to $22,382. The same store decrease is primarily due to decreases in certain non-recoverable property operating expenses and bad debt expense of $1,066 and $101, respectively, partially offset by an increase in certain recoverable property operating expenses of $400.
Total property operating expenses decreased $368, or 1.6%, from $23,513 to $23,145, primarily due to the decrease in the same store portfolio described above and decreases in certain non-recoverable and recoverable property operating expenses of $75 and $42, respectively, partially offset by an increase in bad debt expense of $516.
Real estate taxes. Real estate taxes decreased $763, or 4.2%, on a same store basis from $18,376 to $17,613. This decrease is primarily due to a $796 increase in real estate tax refunds received for 2012 and previous years.
Overall, real estate taxes decreased $687, or 3.6%, from $19,140 to $18,453 primarily due to the decrease in the same store portfolio described above, partially offset by an increase in real estate tax expense for our other investment properties.
Other income (expense). Total other expense decreased $7,552, or 6.4%, from $118,062 to $110,510, primarily due to:

•	a $3,975 decrease in interest expense primarily consisting of:

•	a $7,637 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a $3,009 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%;

•	a decrease in interest on our credit facility of $1,913 due to reduced borrowings and lower interest rates following the February 2012 amendment and restatement of the facility, partially offset by

•	the 2013 payment of $6,250 in prepayment penalties and non-cash loan fee write-offs of $2,492 related to the repayment of the IW JV senior and junior mezzanine notes.

•
an increase in other income (expense), net of $3,736 primarily consisting of a non-recurring excise tax accrual of $4,594 recorded during the first quarter of 2012 related to a legacy joint venture investment and a decrease in dividend income of $863;

•	a decrease of $3,475 in loss on lease terminations primarily due to a decrease in early lease terminations in the first quarter of 2013 as compared to the first quarter of 2012;

•	a decrease in co-venture obligation expense of $2,903 related to our purchase of the remainder of our partner’s interest in IW JV in April 2012, partially offset by

•	a $3,879 decrease in gain on extinguishment of debt resulting from the payoff of a construction loan in 2012, and

•
a $3,134 increase in general and administrative expenses primarily due to costs incurred during the three months ended March 31, 2013 in conjunction with migrating our information technology platform, increased costs associated with being a publicly-traded company and increased legal expenses.

Discontinued operations. Discontinued operations consist of amounts related to three properties that were sold and one property classified as held for sale as of and for the three months ended March 31, 2013. We closed on the sale of two single-user retail properties and one single-user office property aggregating 271,800 square feet for consideration totaling $19,866 and gains of $1,914 during the three months ended March 31, 2013. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. We closed on the sale of 22 single-user retail properties, five multi-tenant retail properties, a single-user industrial property and three single-user office properties, one of which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the year ended December 31, 2012. The 2012 dispositions aggregated 4,420,300 square feet for consideration totaling $475,631, extinguishment of mortgage debt of $254,306 and total gains of $30,141.
Funds From Operations
One of our objectives is to provide cash distributions to our shareholders from cash generated from our operations. Cash generated from operations is not equivalent to our income (loss) from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operation (FFO). We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable investment properties, plus depreciation and amortization and impairment charges on depreciable investment properties, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the REIT holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO as FFO excluding the impact to earnings from the early extinguishment of debt and other items as denoted within the calculation. We consider Operating FFO a meaningful additional measure of operating performance primarily because it excludes the effects of transactions and other events which we do not consider representative of the operating results of our core business platform. Neither FFO nor Operating FFO represent alternatives to “Net Income” as an indicator of our performance and “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO and Operating FFO are calculated as follows:

	Three Months Ended March 31,
	2013	2012
Net loss attributable to common shareholders	$(4,242)	$(16,288)
Depreciation and amortization	57,373	65,225
Provision for impairment of investment properties	224	1,055
Gain on sales of investment properties	(10,150)	(1,594)
FFO	$43,205	$48,398

Impact on earnings from the early extinguishment of debt, net	7,333	(3,849)
Joint venture investment impairment	1,700	—
Excise tax accrual	—	4,594
Other	(200)	—
Operating FFO	$52,038	$49,143
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Total loss on lease terminations included in depreciation and amortization above for the three months ended March 31, 2013 and 2012 were $352 and $3,724, respectively.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain our REIT status and compliance with financial covenants of our credit agreement.

Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant improvement allowances and leasing costs
▪	Available borrowings under our existing revolving	▪	Improvements made to individual properties that are not
	line of credit or an amended credit facility		recoverable through common area maintenance charges to tenants
▪	Asset sales	▪	Debt repayment requirements
▪	Proceeds from capital markets transactions including our	▪	Distribution payments
	ATM equity program	▪	Acquisitions
Long-Term:
		▪	Major redevelopment, renovation or expansion
		▪	New development
One of our main areas of focus over the last several years has been on strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, total or partial dispositions of assets through sales or contributions to joint ventures and capital markets transactions, including the completion of the public offering and listing of our Class A common stock on the NYSE, completion of a public offering of our Series A preferred stock and the establishment of our ATM equity program. As of March 31, 2013, we had $204,853 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our unsecured credit facility or an amended credit facility and through asset sales and other capital markets transactions, including our ATM equity program. In limited circumstances, for non-recourse mortgage indebtedness, we may satisfy our obligation by delivering the property to the lender.
The table below summarizes our consolidated indebtedness at March 31, 2013:

Debt	Aggregate Principal Amount at March 31, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate:
Mortgages payable	$1,546,016	5.79%	4.8 years
IW JV mortgages payable	485,472	7.50%	6.7 years
	2,031,488	6.20%	5.2 years
Variable rate:
Construction loan	10,419	2.50%	1.6 years
Total mortgages payable	2,041,907	6.18%	5.2 years
Discount, net of accumulated amortization	(1,364)
Total mortgages payable, net	2,040,543	6.18%	5.2 years
Unsecured credit facility:
Fixed rate term loan	300,000	2.54%	2.9 years
Variable rate revolving line of credit	165,000	2.25%	1.9 years
	465,000	2.44%	2.5 years

Total consolidated indebtedness, net	$2,505,543	5.48%	4.7 years
Mortgages Payable and Construction Loans
Mortgages payable outstanding as of March 31, 2013, including a construction loan and IW JV mortgages payable which are discussed further below and excluding mortgage discount of $1,364, net of accumulated amortization, were $2,041,907 and had a weighted average interest rate of 6.18%. Of this amount, $2,031,488 had fixed rates ranging from 3.50% to 8.00% (9.78% for our matured mortgage payable) and a weighted average fixed rate of 6.20% at March 31, 2013. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% based on LIBOR at March 31, 2013. Properties with a net carrying value of $3,145,754 at March 31, 2013 and related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property with a net carrying value of $26,042 at March 31, 2013 and related tenant leases are pledged as collateral for the construction loan. Generally, other than IW JV mortgages payable, our mortgages payable are secured by individual properties or small groups of properties. As of March 31, 2013, our outstanding mortgage indebtedness had a weighted average years to maturity of 5.2 years.

During the three months ended March 31, 2013, we made mortgages payable repayments of $40,958 (excluding scheduled principal payments related to amortizing loans of $5,716). The loans repaid during the three months ended March 31, 2013 had fixed interest rates and a weighted average interest rate of 5.53%.
IW JV 2009 Mortgages Payable and Mezzanine Notes
On November 29, 2009, we transferred a portfolio of 55 investment properties and the entities which owned them into IW JV, which at the time was a newly formed wholly-owned subsidiary. Subsequently, in connection with a $625,000 debt refinancing transaction, which consisted of $500,000 of mortgages payable and $125,000 of notes payable, on December 1, 2009, we raised additional capital of $50,000 in exchange for a 23% noncontrolling interest in IW JV. IW JV, which was controlled by us and therefore consolidated, is managed and operated by us. Pursuant to the terms and conditions of the IW JV organizational documents, on April 26, 2012, we paid $55,397, representing the agreed upon repurchase price and accrued but unpaid preferred return to repurchase the remaining 23% interest in IW JV, resulting in us owning 100% of IW JV. The mortgages and notes payable were scheduled to mature on December 1, 2019; however, on February 1, 2013, we repaid the entire balance of the IW JV notes payable. We paid a 5% prepayment fee totaling $6,250 and wrote-off $2,492 of loan fees related to the prepayment.
Credit Facility
On February 24, 2012, we amended and restated our existing credit agreement to provide for a senior unsecured credit facility in the aggregate amount of $650,000, consisting of a $350,000 senior unsecured revolving line of credit and a $300,000 unsecured term loan from a number of financial institutions. The senior unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $850,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of March 31, 2013, we had a total of $165,000 outstanding under the senior unsecured revolving line of credit. As of March 31, 2013, management believes we were in compliance with all covenants and default provisions under the credit agreement and our current business plan, which is based on our expectations of operating performance, indicates that we will be able to operate in compliance with these covenants and provisions for the next twelve months and beyond.
Availability.  The aggregate availability under the senior unsecured revolving line of credit shall at no time exceed the lesser of (x) 60% of the implied value of the unencumbered pool assets determined by applying a 7.5% capitalization rate to adjusted net operating income for those properties and (y) the amount that would result in a debt service coverage ratio for the unencumbered pool assets of not less than 1.50x, less the outstanding balance of the unsecured term loan. As of March 31, 2013, we had full availability under the senior unsecured revolving line of credit, of which we had borrowed $165,000, leaving $185,000 available.
Maturity and Interest.  The senior unsecured revolving line of credit matures on February 24, 2015 and the unsecured term loan matures on February 24, 2016. We have a one-year extension option on both the unsecured revolving line of credit and unsecured term loan, which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.25% of the commitment amount being extended. The senior unsecured revolving line of credit and unsecured term loan bear interest at a rate equal to LIBOR plus a margin of between 1.75% and 2.50% or the alternate base rate plus a margin of between 0.75% and 1.50%, both based on our leverage ratio as calculated under the credit agreement. In the event that we become investment grade rated by two of the three major rating agencies (Fitch, Moody’s and Standard & Poor’s), the pricing on our credit facility will be determined based on an investment grade pricing matrix with the interest rate equal to LIBOR plus a margin of between 1.15% and 1.95%, or the alternate base rate plus a margin of between 0.15% and 0.95%, in each case depending on our credit rating. If we are unable to elect to have amounts outstanding under the credit facility bear interest at rates determined by reference to LIBOR plus the margins described above, interest rates, under certain circumstances, may be based on an alternate base rate, as defined in the credit agreement, plus an applicable margin, which could result in higher effective interest rates than the LIBOR-based rates described above. In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap. As of March 31, 2013, the weighted average interest rate under the senior unsecured revolving line of credit and unsecured term loan was 2.44%.
Recourse.  The senior unsecured revolving line of credit and unsecured term loan are our direct recourse obligation. Our obligations under the credit facility are guaranteed by certain of our subsidiaries.
Financial Covenants.  The senior unsecured revolving line of credit and unsecured term loan include, among others, the following financial covenants: (i) maximum leverage ratio not to exceed 60%, which ratio may be increased once to 62.5% for two consecutive quarters if necessary, (ii) minimum fixed charge coverage ratio of not less than 1.50x, which ratio increased from 1.45x on February 20, 2013, the date on which we filed our Annual Report on Form 10-K for the year ended December 31, 2012, (iii) consolidated net worth of not less than $2,000,000 plus 75% of the net proceeds of any future equity contributions or sales of treasury stock received by us, (iv) maximum secured indebtedness not to exceed 52.5% of our total asset value, which percentage will be decreased to 50% on the date of issuance of our financial statements for the quarter ending March 31, 2013 and further reduced to 45% on the date of issuance of our financial statements for the quarter ending March 31, 2014, (v) unhedged variable rate debt of not more than 20% of our total asset value, (vi) maximum dividend payout ratio of the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds from Operations,” excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or an amount necessary to maintain our REIT status and (vii) secured recourse indebtedness and guarantee obligations associated with secured financing may not exceed $100,000. As of March 31, 2013, our leverage ratio and fixed charge coverage ratio, calculated in accordance with the terms of the senior unsecured revolving line of credit and unsecured term loan under our credit agreement, were 45.52% and 1.87x, respectively. These ratios are presented solely for the purpose of demonstrating contractual covenant compliance and should not be viewed as measures of our historical or future financial performance, financial position or cash flow.
Other Covenants and Events of Default.  The senior unsecured revolving line of credit and unsecured term loan limit the percentage of our total asset value that may be invested in unimproved land, unconsolidated joint ventures, construction in progress, mortgage notes receivable and marketable securities, and require that we obtain consent for any sale of assets in any fiscal quarter with a value greater than 10% of our total asset value or merger in which we are not the surviving entity or other merger resulting in an increase to our total asset value by more than 25% and contain other customary covenants. The senior unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any recourse indebtedness in excess of $20,000 or any non-recourse indebtedness in excess of $100,000 in the aggregate (subject to certain carveouts, including $26,865 of non-recourse indebtedness that was in default as of March 31, 2013), failure of certain members of management (or a reasonably satisfactory replacement) to continue to be active on a daily basis in our management and bankruptcy or other insolvency events.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of our mortgages payable and unsecured credit facility as of March 31, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$204,853	$177,826	$451,961	$37,823	$285,617	$873,408	$2,031,488	$2,221,707
Unsecured credit facility - term loan (c)	—	—	—	300,000	—	—	300,000	299,875
Total fixed rate debt	204,853	177,826	451,961	337,823	285,617	873,408	2,331,488	2,521,582

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—	10,419	10,419
Unsecured credit facility - line of credit	—	—	165,000	—	—	—	165,000	164,931
Total variable rate debt	—	10,419	165,000	—	—	—	175,419	175,350
Total maturing debt (d)	$204,853	$188,245	$616,961	$337,823	$285,617	$873,408	$2,506,907	$2,696,932

Weighted average interest rate on debt:
Fixed rate debt	5.77%	7.19%	5.81%	2.95%	5.73%	6.45%	5.73%
Variable rate debt	—%	2.50%	2.25%	—%	—%	—%	2.26%
Total	5.77%	6.93%	4.86%	2.95%	5.73%	6.45%	5.48%

(a)	The debt maturity table does not include mortgage discount of $1,364, net of accumulated amortization, which was outstanding as of March 31, 2013.

(b)	Includes $76,002 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016, the maturity date of our unsecured term loan. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of March 31, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.

The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements due to the uncertainty in the timing and amount of these payments. As of March 31, 2013, we were making accelerated principal payments on one mortgage payable with an outstanding principal balance of $58,034, which is reflected in the year corresponding to the loan maturity date. The mortgage payable is scheduled to mature on December 1, 2034; however, if we are not able to cure this arrangement, this mortgage payable will be fully amortized and repaid on December 1, 2019. During the three months ended March 31, 2013, we made accelerated principal payments of $1,872 with respect to this mortgage payable. A $26,865 mortgage payable that had matured in 2010, and which remains outstanding as of March 31, 2013, is included in the 2013 column. In the second quarter of 2010, we ceased making the monthly debt service payment on this matured mortgage payable, the non-payment of which amounts to $2,627 annually and does not result in noncompliance under any of our other mortgages payable or credit agreements. We have attempted to negotiate and have made offers to the lender to determine an appropriate course of action under the non-recourse loan agreement; however, no assurance can be provided that negotiations will result in a favorable outcome. As of March 31, 2013, we had accrued $8,053 of interest related to this matured mortgage payable. We plan on addressing our mortgages payable maturities by using proceeds from our unsecured credit facility or an amended credit facility, asset sales, our ATM equity program and other capital markets transactions.
Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.
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
Prior to listing our Class A common stock on the NYSE, we maintained a distribution reinvestment program (DRP) which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the year ended December 31, 2012, we received $11,626 in investor proceeds through our DRP, all of which were received in the first quarter of 2012.
On April 5, 2012, we completed a public offering of 36,570 shares of Class A common stock resulting in gross proceeds of $292,560, or $272,081, net of the underwriting discount ($266,454, net of the underwriting discount and offering costs), and the listing of our Class A common stock on the NYSE under the symbol RPAI. Upon listing, our DRP and share repurchase program (SRP) were terminated.
In November 2012, we filed a universal shelf registration statement which is effective for the next three years. On December 20, 2012, we completed a public offering of 5,400 shares of Series A preferred stock resulting in gross proceeds of $135,000, or $130,747, net of the underwriting discount ($130,289, net of the underwriting discount and offering costs). On February 1, 2013, we used the net proceeds from the preferred offering to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250. These notes had a weighted average interest rate of 12.80%.

On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our revolving line of credit, and funding acquisitions. During the three months ended March 31, 2013, 56 shares were issued and sold at a weighted average price per share of $14.94 for proceeds of $688, net of commissions and offering costs. As of March 31, 2013, we had common shares having an aggregate offering price of up to $199,170 remaining available for sale under our ATM equity program. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Capital Expenditures and Development Activity
We anticipate that capital demands to meet obligations related to capital improvements with respect to properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of March 31, 2013, including one consolidated joint venture and three wholly-owned properties. As of March 31, 2013, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at March 31, 2013		Construction Loan Balance at March 31, 2013
Henderson, Nevada	Green Valley Crossing	50.0%	$3,291		$10,419
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,432		—
Henderson, Nevada	Lake Mead Crossing	100.0%	17,322		—
			$49,672	(a)	$10,419

(a)
Total excludes $25,807 of costs, net of accumulated depreciation, placed in service, none of which was placed in service during the three months ended March 31, 2013. As of March 31, 2013, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $1,455.

Asset Dispositions
During 2012 and the three months ended March 31, 2013, our asset sales were an integral component of our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions during 2012 and the three months ended March 31, 2013.

	Number of Assets Sold	GLA	Consideration	Total Debt Extinguished	Net Sales Proceeds
2013 Dispositions (through March 31, 2013)	3	271,800	$19,866	$—	$19,675
2012 Dispositions	31	4,420,300	$475,631	$254,306	$211,381
In addition to the above, we received net proceeds of $11,461 during the three months ended March 31, 2013 and $11,203 during the year ended December 31, 2012 from condemnation awards, earnouts and the sale of parcels at certain of our properties.
Statement of Cash Flows Comparison for the Three Months Ended March 31, 2013 and 2012
Cash Flows from Operating Activities
Cash flows provided by operating activities were $30,490 and $35,275 for the three months ended March 31, 2013 and 2012, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization and gains on sales of investment properties and extinguishment of debt. The $4,785 decrease in operating cash flows is primarily attributable to a decrease in NOI of $8,928 generated from discontinued operations as well as ordinary course fluctuations in working capital, specifically prepaid rent from tenants and accounts payable. In addition, the decrease in operating cash flows is due to an increase in payments of leasing fees and inducements of $1,795, partially offset by a decrease of $15,854 in cash paid for interest.

Cash Flows from Investing Activities
Cash flows provided by investing activities were $23,377 and $18,955, respectively, for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013 and 2012, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $31,136 and $6,369, respectively. During the three months ended March 31, 2013 and 2012, $9,784 and $9,057, respectively, were used for capital expenditures and tenant improvements, $630 and $7,205, respectively, were invested in our unconsolidated joint ventures, and $212 and $48, respectively, were used for existing development projects. During the three months ended March 31, 2013 and 2012, amounts returned from restricted escrow accounts, some of which are required under certain mortgage arrangements, were $2,867 and $11,776, respectively, and distributions of investments in unconsolidated joint ventures were none and $17,098, respectively.
We will continue to execute our strategy to dispose of select non-strategic and non-core properties on an opportunistic basis; however, it is uncertain given current market conditions when and whether we will be successful in disposing of these assets and whether such sales could recover our original cost. We also plan to strategically acquire investment properties in certain markets which have substantial long-term retail demand attributes. Additionally, tenant-related costs associated with re-leasing vacant space could continue to be significant.
Cash Flows from Financing Activities
Cash flows used in financing activities were $124,490 and $64,124, respectively, for the three months ended March 31, 2013 and 2012. We used $86,674 and $42,905, respectively, in cash flow related to the net activity from principal payments on mortgages and notes payable, including the repayment of $125,000 of IW JV notes payable in 2013, the net payment of loan fees and deposits and net proceeds from our credit facility. We paid $38,200 in distributions to our shareholders during the three months ended March 31, 2013. We paid $19,822 in distributions, net of distributions reinvested through the DRP, to our shareholders and we used $906 for the repayment of margin debt during the three months ended March 31, 2012. We received $830 in proceeds from the issuance of common stock through our ATM equity program in 2013.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of March 31, 2013, the joint venture owned six multi-tenant properties (which we contributed at inception of the venture).
On August 28, 2007, we formed our Hampton joint venture, which as of March 31, 2013 owns one multi-tenant retail property.
On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. As of March 31, 2013, our RioCan joint venture owned 14 multi-tenant retail properties (of which we contributed nine).
In addition, as of March 31, 2013, we held investments in one other unconsolidated joint venture. Our investments in unconsolidated joint ventures are further discussed in Note 8 to the accompanying condensed consolidated financial statements.
The table below summarizes the outstanding debt of our unconsolidated joint ventures as of March 31, 2013, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$312,520	4.16%	3.8 years
MS Inland	20.0%	$143,223	4.79%	4.7 years
Hampton (b)	95.9%	$4,021	6.15%	1.4 years

(a)	Aggregate principal amount excludes mortgage premium of $805 and discount of $949, net of accumulated amortization.

(b)	Aggregate principal amount excludes mortgage premium of $302, net of accumulated amortization. The weighted average interest rate increases to 6.90% on September 5, 2013.
Other than described above, we have no off-balance-sheet arrangements as of March 31, 2013 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.

Critical Accounting Policies and Estimates
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the three months ended March 31, 2013, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding certain recent accounting pronouncements that we have adopted.
Subsequent Events
Subsequent to March 31, 2013, we:

•
drew $70,000, net of repayments, on our senior unsecured revolving line of credit and used the proceeds to repay mortgage debt with an aggregate balance of $71,964 and a weighted average interest rate of 5.56%. One of the mortgages repaid had an associated partial guarantee in the amount of $961 as of March 31, 2013 and an associated interest rate swap which was terminated. As of March 31, 2013, the fair value of this derivative liability was $23 and the underlying notional amount was $6,405; and

•	sold 640 common shares under our ATM equity program at a weighted average price per share of $14.90 for proceeds of $9,426, net of commissions and offering costs.
On April 5, 2013, all 48,518 shares of our Class B-2 common stock automatically converted to shares of Class A common stock.
On April 30, 2013, our board of directors declared the second quarter cash dividend for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on July 1, 2013 to preferred shareholders of record at the close of business on June 20, 2013.
On April 30, 2013, our board of directors declared the distribution for the second quarter of 2013 of $0.165625 per share on all classes of our outstanding common shares, which will be paid on July 10, 2013 to common shareholders of record at the close of business on June 28, 2013.
On May 6, 2013, our Hampton joint venture disposed of the one remaining asset held by the venture as of March 31, 2013 for a sales price of $4,500. Proceeds from the transaction were used to pay down the venture’s $3,963 construction loan balance in its entirety.
We have received fully executed loan commitments to amend and restate our existing credit agreement. The amended and restated facility is expected to increase the capacity to $1,000,000 from $650,000 and will consist of a $550,000 unsecured revolving line of credit with a four year term and a $450,000 unsecured term loan with a five year term. We will have a one year extension option on the unsecured revolving line of credit which we may exercise as long as there is no existing default, we are in compliance with all covenants and we pay an extension fee equal to 0.15% of the commitment amount being extended. Additionally, we will have the ability to increase available borrowings up to an additional $450,000 in certain circumstances. The terms of the agreement will stipulate monthly interest-only payments on the outstanding balance at an annual rate equal to LIBOR plus a margin ranging from 1.50% to 2.05% for the unsecured revolving line of credit and 1.45% to 2.00% for the unsecured term loan depending on our leverage levels, compared to a range of 1.75% to 2.50% for both the revolving line of credit and the unsecured term loan prior to the amendment and restatement. The agreement will also stipulate a maximum advance rate of 60% of the implied value of the unencumbered pool assets determined by applying a 7.25% capitalization rate to adjusted net operating income for those properties, compared to a capitalization rate of 7.50% prior to the amendment and restatement. As of March 31, 2013, we had an interest rate swap that converts the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. The amendment and restatement of the credit facility is not expected to have an impact on the in-place swap. The amendment and restatement is expected to close prior to May 15, 2013 with Wells Fargo Securities, LLC and KeyBanc Capital Markets Inc. as lead arrangers. The final terms and completion of the amended and restated facility remain subject to the negotiation and execution of final documentation.

We have entered into an agreement with our partner in RioCan to dissolve the existing joint venture arrangement. The transaction is expected to close on October 1, 2013, subject to customary closing conditions. Highlights of the anticipated transaction are as follows:

•
We will acquire our partner’s 80% ownership interest in five properties totaling approximately 598,000 square feet. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $124,800. We will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $67,900 at a weighted average interest rate of 4.8%; and

•
We will sell to our partner our 20% ownership interest in the remaining eight properties owned by the venture totaling approximately 2,500,000 square feet. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $477,500. Our partner will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $209,200 at a weighted average interest rate of 3.7%; and

•	We will receive approximately $8,100 of cash as well as a distribution of our share of working capital in the joint venture.

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
As of March 31, 2013, we had $376,002 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at March 31, 2013
Unsecured term loan	$300,000	February 24, 2016	$957
The Shops at Legacy	61,100	December 15, 2013	1,045
Heritage Towne Crossing	8,497	September 30, 2016	286
Newnan Crossing II	6,405	May 7, 2013	23
	$376,002		$2,311
For a discussion concerning our scheduled debt maturities and required principal payments of our mortgages payable and unsecured credit facility as of March 31, 2013 for the remainder of 2013, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 5 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $4,166. Subsequent to March 31, 2013, we repaid the mortgage payable on Newnan Crossing II and terminated the associated interest rate swap.
The combined carrying amount of our mortgages payable and unsecured credit facility is approximately $191,389 lower than the fair value as of March 31, 2013.
We had $175,419 of variable rate debt, excluding $376,002 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 2.26% at March 31, 2013. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2013, interest expense would increase by approximately $1,754 on an annualized basis.

Item 4.  Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.
Based on management’s evaluation as of March 31, 2013, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, in 2012, certain of our shareholders filed putative class action lawsuits against us and certain of our officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that our directors and officers breached their fiduciary duties to our shareholders and, as a result, unjustly enriched our Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused our shareholders to suffer a loss in share value, all measured in some manner by reference to our 2012 offering price when we listed our shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on our initial review of the complaints, we believe the lawsuits to be without merit and intend to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcomes of these matters will not have a material effect on our financial statements.
On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our financial statements.
Item 1A. Risk Factors
Except to the extent updated below or the the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2013 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012.
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three-Month Periods Ended March 31, 2013 and 2012, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulations S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	May 7, 2013

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer

Date:	May 7, 2013

By:	/s/ JAMES W. KLEIFGES

James W. Kleifges
Executive Vice President and Chief Accounting Officer

Date:	May 7, 2013