Form 10-Q
period 2013-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2013-08-06
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of August 2, 2013:
Class A common stock:    187,741,584 shares
Class B-3 common stock:    48,518,033 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2013	December 31, 2012
Assets
Investment properties:
Land	$1,199,025	$1,209,523
Building and other improvements	4,665,617	4,703,859
Developments in progress	49,988	49,496
	5,914,630	5,962,878
Less accumulated depreciation	(1,349,165)	(1,275,787)
Net investment properties	4,565,465	4,687,091
Cash and cash equivalents	73,575	138,069
Investment in unconsolidated joint ventures	52,691	56,872
Accounts and notes receivable (net of allowances of $8,032 and $6,452, respectively)	78,463	85,431
Acquired lease intangibles, net	107,653	125,706
Assets associated with investment properties held for sale	14,917	8,922
Other assets, net	127,644	135,336
Total assets	$5,020,408	$5,237,427

Liabilities and Equity
Liabilities:
Mortgages and notes payable, net	$1,915,120	$2,212,089
Credit facility	470,000	380,000
Accounts payable and accrued expenses	58,323	73,983
Distributions payable	41,493	38,200
Acquired below market lease intangibles, net	72,408	74,648
Liabilities associated with investment properties held for sale	1,566	60
Other liabilities	69,092	82,694
Total liabilities	2,628,002	2,861,674

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized
7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at June 30, 2013 and December 31, 2012; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 187,741 and 133,606 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	187	133
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 0 and 48,518 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	—	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 shares issued and outstanding at June 30, 2013 and December 31, 2012	49	49
Additional paid-in capital	4,919,162	4,835,370
Accumulated distributions in excess of earnings	(2,528,338)	(2,460,093)
Accumulated other comprehensive loss	(153)	(1,254)
Total shareholders’ equity	2,390,912	2,374,259
Noncontrolling interests	1,494	1,494
Total equity	2,392,406	2,375,753
Total liabilities and equity	$5,020,408	$5,237,427

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$112,688	$111,558	$225,705	$223,880
Tenant recovery income	25,308	24,622	50,211	52,448
Other property income	2,467	2,807	5,013	5,545
Total revenues	140,463	138,987	280,929	281,873

Expenses:
Property operating expenses	22,801	22,945	46,851	47,266
Real estate taxes	18,592	18,764	37,023	37,881
Depreciation and amortization	62,950	54,085	117,306	108,316
Provision for impairment of investment properties	9,176	1,323	9,176	1,323
Loss on lease terminations	381	1,174	592	4,860
General and administrative expenses	8,288	6,543	16,343	11,464
Total expenses	122,188	104,834	227,291	211,110

Operating income	18,275	34,153	53,638	70,763

Gain on extinguishment of debt	26,331	—	26,331	3,879
Equity in loss of unconsolidated joint ventures, net	(461)	(1,286)	(862)	(3,604)
Interest expense (Note 7)	(35,824)	(36,906)	(82,951)	(87,928)
Co-venture obligation expense	—	(397)	—	(3,300)
Recognized gain on marketable securities	—	7,265	—	7,265
Other income, net	2,085	3,113	3,161	453
Income (loss) from continuing operations	10,406	5,942	(683)	(12,472)

Discontinued operations:
Income, net	5,151	564	5,187	1,096
Gain on sales of investment properties	21	6,847	1,935	7,762
Income from discontinued operations	5,172	7,411	7,122	8,858
Gain on sales of investment properties	393	4,323	7,652	5,002
Net income	15,971	17,676	14,091	1,388
Net income attributable to the Company	15,971	17,676	14,091	1,388
Preferred stock dividends	(2,363)	—	(4,725)	—
Net income attributable to common shareholders	$13,608	$17,676	$9,366	$1,388

Earnings (loss) per common share — basic and diluted:
Continuing operations	$0.04	$0.05	$0.01	$(0.04)
Discontinued operations	0.02	0.03	0.03	0.05
Net income per common share attributable to common shareholders	$0.06	$0.08	$0.04	$0.01

Net income	$15,971	$17,676	$14,091	$1,388
Other comprehensive income (loss):
Net unrealized gain on derivative instruments (Note 7)	635	253	1,101	390
Net unrealized (loss) gain on marketable securities	—	(1,342)	—	3,644
Reversal of unrealized gain to recognized gain on marketable securities	—	(7,265)	—	(7,265)
Comprehensive income (loss)	16,606	9,322	15,192	(1,843)
Comprehensive income (loss) attributable to common shareholders	$16,606	$9,322	$15,192	$(1,843)

Weighted average number of common shares outstanding — basic	233,624	226,543	232,117	210,331

Weighted average number of common shares outstanding — diluted	233,627	226,543	232,120	210,331

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net income	—	—	—	—	—	—	—	1,388	—	1,388	—	1,388
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,231)	(3,231)	—	(3,231)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	—	—	(70,369)	—	(70,369)	—	(70,369)
Issuance of common stock, net of offering costs	—	—	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	—	—	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
Distribution reinvestment program (DRP)	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	158	—	—	158	—	158
Balance at June 30, 2012	—	$—	85,088	$85	145,555	$146	$4,704,962	$(2,381,858)	$16,499	$2,339,834	$1,494	$2,341,328

Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net income	—	—	—	—	—	—	—	14,091	—	14,091	—	14,091
Other comprehensive income	—	—	—	—	—	—	—	—	1,101	1,101	—	1,101
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	—	—	(77,348)	—	(77,348)	—	(77,348)
Distributions declared to preferred shareholders	—	—	—	—	—	—	—	(4,988)	—	(4,988)	—	(4,988)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,522	—	—	83,527	—	83,527
Issuance of restricted common stock	—	—	73	—	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock to Class A common stock	—	—	48,518	49	(48,518)	(49)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(3)	—	—	—	270	—	—	270	—	270
Balance at June 30, 2013	5,400	$5	187,741	$187	48,519	$49	$4,919,162	$(2,528,338)	$(153)	$2,390,912	$1,494	$2,392,406

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$14,091	$1,388
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	117,464	116,910
Provision for impairment of investment properties	9,176	1,323
Gain on sales of investment properties	(9,587)	(12,764)
Gain on extinguishment of debt	(26,331)	(3,879)
Loss on lease terminations	592	4,901
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	6,304	(5,531)
Equity in loss of unconsolidated joint ventures, net	862	3,604
Distributions on investments in unconsolidated joint ventures	4,737	2,707
Recognized gain on sale of marketable securities	—	(7,265)
Payment of leasing fees and inducements	(6,405)	(7,176)
Changes in accounts receivable, net	4,676	7,469
Changes in accounts payable and accrued expenses, net	(2,625)	(12,032)
Changes in other operating assets and liabilities, net	(15,758)	8,863
Other, net	4,394	(1,686)
Net cash provided by operating activities	101,590	96,832

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	5,719
Changes in restricted escrows, net	6,866	8,202
Capital expenditures and tenant improvements	(21,250)	(16,567)
Proceeds from sales of investment properties	38,961	12,997
Investment in developments in progress	(492)	(309)
Investment in unconsolidated joint ventures	(2,254)	(7,333)
Distributions of investments in unconsolidated joint ventures	836	17,403
Other, net	—	21
Net cash provided by investing activities	22,667	20,133

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	—	(5,287)
Proceeds from mortgages and notes payable	—	281,874
Principal payments on mortgages and notes payable	(277,584)	(461,834)
Proceeds from credit facility	240,000	150,000
Repayments of credit facility	(150,000)	(275,000)
Payment of loan fees and deposits, net	(5,299)	(7,212)
Settlement of co-venture obligation	—	(50,000)
Proceeds from issuance of common stock	84,835	272,081
Redemption of fractional shares of common stock	—	(1,253)
Distributions paid, net of DRP	(79,043)	(51,991)
Other, net	(1,660)	(2,006)
Net cash used in financing activities	(188,751)	(150,628)

Net decrease in cash and cash equivalents	(64,494)	(33,663)
Cash and cash equivalents, at beginning of period	138,069	136,009
Cash and cash equivalents, at end of period	$73,575	$102,346
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2013	2012
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$70,970	$106,186
Distributions payable	$41,493	$38,200
Distributions reinvested	$—	$11,626
Accrued capital expenditures and tenant improvements	$3,523	$3,398
Accrued leasing fees and inducements	$985	$29,843
Accrued offering costs	$103	$—
Marketable securities proceeds receivable	$—	$8,276
Forgiveness of mortgage debt	$19,615	$27,449
Forgiveness of accrued interest, net of escrows held by the lender	$6,716	$—
Shares of Class B-2 common stock converted to Class A common stock	48,518	—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$25,468	$23,236
Accounts receivable, acquired lease intangibles and other assets	3,028	1,043
Accounts payable and other liabilities	—	(158)
Mortgages payable	(26)	—
Forgiveness of mortgage debt	—	(23,570)
Deferred gains	904	(318)
Gain on sales of investment properties	9,587	12,764
	$38,961	$12,997
(concluded)

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2012, which are included in its 2012 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
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
Reclassifications to condense certain captions have been made to the 2012 condensed consolidated statement of operations to conform to the 2013 presentation. Amounts previously reflected in “Dividend income” and “Interest income” are now included in “Other income, net”.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of June 30, 2013 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	240	—	20
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has a 20% ownership interest in one LLC and one LP.

(c)	Excludes one wholly-owned property classified as held for sale as of June 30, 2013.
As of June 30, 2013, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In the condensed consolidated statements of operations and other comprehensive income (loss), revenues, expenses and net income or loss from such less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of June 30, 2013 and December 31, 2012, was determined to approximate the carrying value of these interests. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the six months ended June 30, 2013 and 2012.
(2)   Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2013. Refer to the Company’s 2012 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies.
Recent Accounting Pronouncements
Effective January 1, 2013, companies are required to disclose additional information about reclassification adjustments out of accumulated other comprehensive income (AOCI), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. For significant items reclassified out of AOCI to net income in their entirety in the reporting period, disclosure of the effect of the reclassifications on the respective line items in the statement where net income is presented is required. For items that are not reclassified to net income in their entirety in the reporting period, a cross reference to other disclosures in the notes is required. The adoption resulted in the addition of a cross reference to other disclosures in the notes on the face of the accompanying condensed consolidated statements of operations and other comprehensive income (loss).
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company sold four properties during the six months ended June 30, 2013, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Mortgage Debt Extinguished	Net Sales Proceeds	Gain
January 16, 2013	Mervyns - Ridgecrest	Single-user retail	59,000	$500	$—	$477	$—	(a)
January 16, 2013	Mervyns - Highland	Single-user retail	80,500	2,133	—	2,030	—	(a)
January 25, 2013	American Express - DePere	Single-user office	132,300	17,233	—	17,168	1,914
June 21, 2013	Dick's Sporting Goods-Fresno	Multi-tenant retail	77,400	6,500	—	6,401	21
			349,200	$26,366	$—	$26,076	$1,935

(a)	No gain or loss recognized at disposition due to previously recognized impairment charges.
The Company also received net proceeds of $12,885 and recorded gains of $7,652 from earnouts and the sale of parcels at two of its operating properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the six months ended June 30, 2013 totaled $38,961 with aggregate gains of $9,587.
During the year ended December 31, 2012, the Company sold 31 properties, two of which were sold during the six months ended June 30, 2012. The dispositions and additional transactions, including condemnation awards and earnouts, during the six months ended June 30, 2012 resulted in aggregate proceeds, net of closing costs, to the Company of $12,997 with aggregate gains of $12,764.
As of June 30, 2013, the Company had entered into a contract to sell LA Fitness - Oceanside, a 75,400 square foot single-user retail property located in Oceanside, California. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on June 30, 2013, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheet as of June 30, 2013 and the operations for all periods presented are classified as discontinued operations in the condensed consolidated statements of operations and other comprehensive income (loss). Three properties were classified as held for sale as of December 31, 2012. The following table presents the assets and liabilities associated with the held for sale properties:

	June 30, 2013	December 31, 2012
Assets
Land, building and other improvements	$15,805	$8,746
Accumulated depreciation	(1,541)	(17)
Net investment properties	14,264	8,729
Other assets	653	193
Assets associated with investment properties held for sale	$14,917	$8,922

Liabilities
Other liabilities	$1,566	$60
Liabilities associated with investment properties held for sale	$1,566	$60

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, inclusive of investment properties sold and those classified as held for sale, are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income	$113	$8,951	$304	$18,833
Tenant recovery income	(56)	614	(25)	1,249
Other property income	5,342	18	5,348	50
Total revenues	5,399	9,583	5,627	20,132

Expenses:
Property operating expenses	178	604	360	1,370
Real estate taxes	4	577	(44)	1,417
Depreciation and amortization	50	4,204	158	8,594
Loss on lease terminations	—	3	—	41
Interest expense	—	3,631	—	7,614
Other expense (income), net	16	—	(34)	—
Total expenses	248	9,019	440	19,036

Income from discontinued operations, net	$5,151	$564	$5,187	$1,096
(4)   Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.
The following represents a summary of the Company’s unvested restricted shares, all of which were granted to Company employees pursuant to the Equity Plan, as of and for the six months ended June 30, 2013:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2013	46	$17.30
Shares granted (a)	73	$14.48
Shares vested	(9)	$15.53
Shares forfeited	—	$—
Balance at June 30, 2013	110	$15.65

(a)	Of the shares granted to the Company’s executives, 50% vest on each of the third and fifth anniversaries of the grant date. Shares granted to Company employees vest ratably over three years.
During the three months ended June 30, 2013 and 2012, the Company recorded compensation expense of $124 and $49, respectively, related to unvested restricted shares. During the six months ended June 30, 2013 and 2012, the Company recorded compensation expense of $187 and $114, respectively, related to unvested restricted shares. As of June 30, 2013, total unrecognized compensation expense related to unvested restricted shares was $1,267, which is expected to be amortized over a weighted average term of 3.1 years. During the three months ended June 30, 2013, the Company recorded $113 of additional compensation expense related to the accelerated vesting of nine restricted shares in conjunction with the resignation of its former Chief Accounting Officer. The total fair value of shares vested during the six months ended June 30, 2013 was $139.
The Company’s Independent Director Stock Option Plan (Option Plan), as amended, provides, subject to certain conditions, for the grant to each independent director of options to acquire shares following their becoming a director and for the grant of additional options to acquire shares on the date of each annual shareholders’ meeting. As of June 30, 2013, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and five shares had expired. As of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2012, options to purchase 70 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average grant date fair value of options using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility rate. Compensation expense of $8 and $13 related to these stock options was recorded during the three months ended June 30, 2013 and 2012, respectively. Compensation expense of $15 and $27 related to these stock options was recorded during the six months ended June 30, 2013 and 2012, respectively.
(5)   Mortgages and Notes Payable
The following table summarizes the Company’s mortgages and notes payable:

	June 30, 2013	December 31, 2012
Fixed rate mortgage loans (a)	$1,905,937	$2,078,162
Variable rate construction loan	10,419	10,419
Mortgages payable	1,916,356	2,088,581
Discount, net of accumulated amortization	(1,236)	(1,492)
Mortgages payable, net	1,915,120	2,087,089
Notes payable	—	125,000
Mortgages and notes payable, net	$1,915,120	$2,212,089

(a)	Includes $69,544 and $76,055 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2013 and December 31, 2012, respectively.
Mortgages Payable
Mortgages payable outstanding as of June 30, 2013 were $1,916,356 (excluding mortgage discount of $1,236, net of accumulated amortization) and had a weighted average interest rate of 6.15%. Of this amount, $1,905,937 had fixed rates ranging from 3.50% to 8.00% and a weighted average fixed rate of 6.17% at June 30, 2013. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization, capitalized loan fee amortization and the increase in the contractual interest rate for the mortgage where the Company had triggered the provision of the loan agreement requiring it to make accelerated principal payments, which mortgage was fully repaid on July 1, 2013. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% at June 30, 2013 based on London Interbank Offered Rate (LIBOR). Properties and the related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property and the related tenant leases are pledged as collateral for the construction loan. As of June 30, 2013, the Company’s outstanding mortgage indebtedness had a weighted average years to maturity of 5.3 years.
In the second quarter of 2010, the Company ceased making the monthly debt service payment on a $26,865 mortgage payable (University Square) that matured in July 2010. On June 17, 2013, the Company settled this matured mortgage payable and $8,618 of accrued interest for $7,250 plus a $1,902 restricted escrow that had been held by the lender and received debt forgiveness for the remaining amount outstanding on the mortgage of $19,615 and the remaining accrued interest balance of $6,716, resulting in a gain on debt extinguishment of $26,331. During the six months ended June 30, 2013, the Company made mortgages payable repayments in the total amount of $140,824 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $11,786) and received forgiveness of mortgage debt of $19,615. The loans repaid during the six months ended June 30, 2013 had either a fixed interest rate or a variable rate that was swapped to a fixed rate, and a weighted average interest rate of 6.18%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2013, the Company had guaranteed $15,444 of the outstanding mortgage and construction loans with maturity dates ranging from December 16, 2013 through September 30, 2016 (see Note 13). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. Individual decisions

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

regarding interest rates, loan-to-value, debt yield, fixed versus variable rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is originated, which may vary from time to time.
Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow or require partial principal payments if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of June 30, 2013.
Notes Payable
Notes payable outstanding as of December 31, 2012 consisted of senior and junior mezzanine notes, which totaled $125,000 in aggregate and had a weighted average interest rate of 12.80%. These notes payable represented proceeds from a third party lender related to the debt refinancing transaction for IW JV 2009, LLC (IW JV), which is a wholly-owned entity as of June 30, 2013. The notes had fixed interest rates of 12.24% and 14.00%, respectively, were scheduled to mature on December 1, 2019 and were secured by 100% of the Company’s equity interest in the IW JV investment properties. On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes. The Company paid a 5% prepayment fee totaling $6,250 and wrote off $2,492 of loan fees related to the prepayment, both of which are included within “Interest expense” in the condensed consolidated statements of operations and other comprehensive income (loss).
Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and unsecured credit facility (as described in Note 6) as of June 30, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Maturing debt (a):
Fixed rate debt:
Mortgages payable (b)	$96,810	$162,237	$451,934	$37,823	$285,617	$871,516	$1,905,937
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	—	300,000	300,000
Total fixed rate debt	96,810	162,237	451,934	37,823	285,617	1,171,516	2,205,937

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—	10,419
Unsecured credit facility	—	—	—	—	20,000	150,000	170,000
Total variable rate debt	—	10,419	—	—	20,000	150,000	180,419
Total maturing debt (d)	$96,810	$172,656	$451,934	$37,823	$305,617	$1,321,516	$2,386,356

Weighted average interest rate on debt:
Fixed rate debt	4.92%	7.21%	5.81%	6.22%	5.73%	5.31%	5.61%
Variable rate debt	—%	2.50%	—%	—%	1.70%	1.65%	1.70%
Total	4.92%	6.92%	5.81%	6.22%	5.47%	4.89%	5.31%

(a)	The debt maturity table does not include mortgage discount of $1,236, net of accumulated amortization, which was outstanding as of June 30, 2013.

(b)	Includes $69,544 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of June 30, 2013, the weighted average years to maturity of consolidated indebtedness was 5.2 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements. As of June 30, 2013, the Company was making accelerated principal payments on one mortgage payable with an outstanding principal balance of $56,142, which is reflected in the column corresponding to the loan maturity date (December 1, 2034). The Company repaid this mortgage on July 1, 2013. The Company plans on addressing its mortgages payable maturities by using proceeds from its amended credit facility, asset sales and capital markets transactions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)   Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan. The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances. The unsecured revolving line of credit matures on May 12, 2017 and the unsecured term loan matures on May 11, 2018. The Company has a one year extension option on the unsecured revolving line of credit which it may exercise as long as it is in compliance with the terms of the credit agreement and it pays an extension fee equal to 0.15% of the commitment amount being extended.
The credit facility is priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05% for the revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with quarterly unused fees ranging from 0.25% to 0.30% depending on the undrawn amount. In the event the Company becomes investment grade rated, the pricing on the credit facility will be determined based on an investment grade pricing grid with the interest rate equal to LIBOR plus a margin ranging from 0.90% to 1.70% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.05% to 2.05% for the unsecured term loan, plus a facility fee ranging from 0.15% to 0.35% depending on the Company's credit rating.
Pursuant to the terms of the unsecured credit agreement, the Company is subject to various covenants, including the requirement to maintain the following: (i) maximum unsecured and secured leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of June 30, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement.
The Company has an interest rate swap with one of the financial institutions associated with the unsecured credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of June 30, 2013, the interest rate on the revolving line of credit was 1.70% and the weighted average interest rate on the term loan was 1.88%. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of June 30, 2013, the Company had borrowed $20,000 under the revolving line of credit.
The Company previously had a $650,000 unsecured credit facility that consisted of a $350,000 unsecured revolving line of credit and a $300,000 unsecured term loan. The previous unsecured credit facility bore interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.50% and was scheduled to mature on February 24, 2015 for the revolving line of credit and February 24, 2016 for the term loan.
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
The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in fair value of the derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,278 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
During the three months ended June 30, 2013, the Company repaid a $6,405 variable rate mortgage payable that had previously been swapped to a fixed rate in accordance with its scheduled maturity date and terminated the associated interest rate swap. The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Interest Rate Swap	3	4	$369,544	$376,055

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 12 to the condensed consolidated financial statements.

	Derivatives
	June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets, net	$444	N/A	$—
Interest rate swaps	Other liabilities	$878	Other liabilities	$2,783
The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive income (loss).

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in OCI on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2013	$(147)	$(96)	Interest expense	$488	$1,005	Other income, net	$(1,085)	$(932)
2012	$44	$199	Interest expense	$297	$589	Other income, net	$155	$310
(8) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$7,339	$8,334
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	95.9%	95.9%	—	124
RC Inland L.P. (c)	9/30/2010	20.0%	20.0%	37,877	39,468
Oak Property and Casualty LLC (d)	10/1/2006	20.0%	25.0%	7,475	8,946
				$52,691	$56,872

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)
On May 6, 2013, the Hampton Retail Colorado, L.L.C. (Hampton) joint venture sold its one remaining property; subsequent to such transaction, the Company and its partner in the Hampton joint venture initiated steps to wind down and dissolve the joint venture pursuant to the terms of the organizational agreements and applicable laws and regulations.

(c)
The RC Inland L.P. (RioCan) joint venture was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust, a REIT based in Canada. A subsidiary of the Company is the general partner of the joint venture and earns fees for providing property management, asset management and other customary services. In May 2013, the Company entered into an agreement to dissolve the existing joint venture arrangement. The transaction is expected to close on October 1, 2013, subject to customary closing conditions.

(d)
Oak Property & Casualty LLC (the Captive) is an insurance association owned by the Company and four other unaffiliated parties. The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage exposures and recoup expenses through the function of the Captive.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has the ability to exercise significant influence, but does not have financial or operating control over these investments, and as a result the Company accounts for these investments pursuant to the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying condensed consolidated balance sheets and the accompanying condensed consolidated statements of operations and other comprehensive income (loss) includes the Company’s share of net income or loss from each unconsolidated joint venture. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s condensed consolidated statements of cash flows.
Combined condensed financial information of these joint ventures (at 100%) is summarized as follows:

	As of June 30, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$343,233	$—	$270,475	$613,708
Less accumulated depreciation	(20,726)	—	(48,589)	(69,315)
Real estate, net	322,507	—	221,886	544,393

Assets associated with investment properties held for sale	105,810	—	—	105,810
Other assets, net	107,205	—	42,205	149,410
Total assets	$535,522	$—	$264,091	$799,613

Liabilities
Mortgage debt	$235,749	$—	$142,998	$378,747
Liabilities associated with investment properties held for sale	72,268	—	—	72,268
Other liabilities, net	31,704	—	17,704	49,408
Total liabilities	339,721	—	160,702	500,423

Total equity	195,801	—	103,389	299,190
Total liabilities and equity	$535,522	$—	$264,091	$799,613

	As of December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$434,704	$14,326	$270,386	$719,416
Less accumulated depreciation	(19,287)	(2,286)	(44,554)	(66,127)
Real estate, net	415,417	12,040	225,832	653,289

Other assets, net	148,511	1,285	49,658	199,454
Total assets	$563,928	$13,325	$275,490	$852,743

Liabilities
Mortgage debt	$312,844	$14,828	$143,450	$471,122
Other liabilities, net	50,076	300	22,960	73,336
Total liabilities	362,920	15,128	166,410	544,458

Total equity (deficit)	201,008	(1,803)	109,080	308,285
Total liabilities and equity	$563,928	$13,325	$275,490	$852,743

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	RioCan		Hampton		Other Joint Ventures		Combined Condensed Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Property related income	$12,371	$12,116	$—	$—	$7,181	$6,797	$19,552	$18,913
Other income	—	—	—	—	2,050	2,049	2,050	2,049
Total revenues	12,371	12,116	—	—	9,231	8,846	21,602	20,962

Expenses:
Property operating expenses	1,619	1,815	—	—	860	1,756	2,479	3,571
Real estate taxes	1,990	1,853	—	—	1,360	1,429	3,350	3,282
Depreciation and amortization	7,006	8,075	—	—	2,417	2,596	9,423	10,671
Loss on lease terminations	293	—	—	—	10	168	303	168
General and administrative expenses	149	174	4	8	153	95	306	277
Interest expense, net	2,341	2,508	(232)	(68)	1,783	1,969	3,892	4,409
Other expense (income), net	6	—	(13)	—	1,920	1,152	1,913	1,152
Total expenses	13,404	14,425	(241)	(60)	8,503	9,165	21,666	23,530

(Loss) income from continuing operations	(1,033)	(2,309)	241	60	728	(319)	(64)	(2,568)
(Loss) income from discontinued operations	(369)	995	(70)	68	4	(1,404)	(435)	(341)
Net (loss) income	$(1,402)	$(1,314)	$171	$128	$732	$(1,723)	$(499)	$(2,909)

	Six Months Ended June 30,
	RioCan		Hampton		Other Joint Ventures		Combined Condensed Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Property related income	$24,721	$23,980	$—	$—	$13,938	$13,878	$38,659	$37,858
Other income	—	—	—	—	4,074	3,930	4,074	3,930
Total revenues	24,721	23,980	—	—	18,012	17,808	42,733	41,788

Expenses:
Property operating expenses	3,302	3,486	—	—	1,723	2,590	5,025	6,076
Real estate taxes	4,033	3,807	—	—	2,667	2,776	6,700	6,583
Depreciation and amortization	14,360	16,332	—	—	4,892	5,191	19,252	21,523
Loss on lease terminations	832	704	—	—	16	318	848	1,022
General and administrative expenses	294	654	6	20	250	186	550	860
Interest expense, net	4,815	5,042	(1,758)	(119)	3,566	4,037	6,623	8,960
Other expense (income), net	6	816	(13)	—	3,875	2,770	3,868	3,586
Total expenses	27,642	30,841	(1,765)	(99)	16,989	17,868	42,866	48,610

(Loss) income from continuing operations	(2,921)	(6,861)	1,765	99	1,023	(60)	(133)	(6,822)
(Loss) income from discontinued operations	(820)	(995)	(117)	(1,489)	51	(190)	(886)	(2,674)
Gain on sales of investment properties - discontinued operations	—	—	1,019	—	—	2,444	1,019	2,444
Net (loss) income	$(3,741)	(7,856)	$2,667	(1,390)	$1,074	$2,194	$—	$(7,052)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended June 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended June 30,		Fees Earned by the Company for the Three Months Ended June 30,
Joint Venture	2013	2012	2013	2012	2013	2012
MS Inland	$188	$(140)	$501	$375	$190	$194
Hampton (a)	167	—	839	15	—	1
RioCan	(144)	(431)	455	1,504	542	513
Captive	(552)	(768)	—	(25)	—	—
	$(341)	$(1,339)	$1,795	$1,869	$732	$708

	The Company’s Share of Net Income (Loss) for the Six Months Ended June 30,			Net Cash Distributions from/(Contributions to) Joint Ventures for the Six Months Ended June 30,		Fees Earned by the Company for the Six Months Ended June 30,
Joint Venture	2013	2012		2013	2012	2013	2012
MS Inland	$312	$(124)		$1,453	$3,391	$418	$430
Hampton (a)	2,576	(1,092)	(b)	855	37	1	2
RioCan	(466)	(1,143)		1,011	9,542	1,125	1,047
Captive	(1,473)	(1,325)		—	(193)	—	—
	$949	$(3,684)		$3,319	$12,777	$1,544	$1,479

(a)
During the three and six months ended June 30, 2013, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amounts of $64 and $298, of which the Company’s share was $62 and $286, respectively. During the three and six months ended June 30, 2012, Hampton recorded impairment charges in the amounts of $65 and $1,522, of which the Company’s share was $63 and $1,460, respectively. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

(b)
During the six months ended June 30, 2012, the Company’s share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company’s investment in Hampton. At such point, application of the equity method of accounting was discontinued and through March 31, 2012, $230, representing the Company’s share of losses in excess of its investment in Hampton, was not recorded in the Company’s condensed consolidated financial statements. Due to income realized by Hampton for the period between April 1, 2012 and December 31, 2012, application of the equity method of accounting was re-established for this investment prior to December 31, 2012.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive income (loss). Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets. The Company recorded amortization of $14 and $53 during the three months ended June 30, 2013 and 2012, respectively, related to this difference. The Company recorded amortization of $23 and $80 related to this difference during the six months ended June 30, 2013 and 2012, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges of $134 and $1,834 were recorded during the three and six months ended June 30, 2013, respectively, to write down the carrying value of the Company’s investment in Hampton. No impairment charges were recorded during the six months ended June 30, 2012.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Property Acquisitions and Dispositions
During the six months ended June 30, 2013, none of the Company’s unconsolidated joint ventures acquired any investment properties.
During the six months ended June 30, 2013, Hampton sold the two remaining properties in its portfolio. Such transactions aggregated a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the sales were used to pay down the entire $12,631 balance of the joint venture’s outstanding debt.
As previously discussed, in May 2013, the Company entered into an agreement with its partner in RioCan to dissolve the existing joint venture arrangement. The transaction is expected to close on October 1, 2013, subject to customary closing conditions. Highlights of the anticipated transaction are as follows:

•
The Company will acquire its partner’s 80% ownership interest in five properties. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $124,800. The Company will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $67,900 at a weighted average interest rate of 4.8%;

•
The Company will sell to its partner its 20% ownership interest in the remaining eight properties owned by the venture. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $477,500. The partner will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $209,200 at a weighted average interest rate of 3.7%; and

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
On December 20, 2012, the Company issued 5,400 shares of 7.00% Series A cumulative redeemable preferred stock (Series A preferred stock) at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement. The Company retained aggregate net proceeds of $130,289, after the underwriting discount and offering costs. Dividends on the Series A preferred stock are cumulative and payable quarterly in arrears at the rate of 7.00% per annum based on the $25.00 per share offering price, or $1.75 per annum. On or after five years from the date of issuance (or sooner under limited circumstances), the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but excluding, the redemption date. The Series A preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company. The Company used the net proceeds from the offering to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250 on February 1, 2013. These notes had a weighted average interest rate of 12.80%. See Note 5 for further discussion.
On March 7, 2013, the Company established an at-the-market (ATM) equity program under which it may sell shares of its Class A common stock, having an aggregate offering price of up to $200,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. The net

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

proceeds are expected to be used for general corporate purposes, which may include repaying debt, including the Company's revolving line of credit, and funding acquisitions.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Year to date June 30, 2013	5,547	$83,527	$15.29
As of June 30, 2013, the Company had common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(10) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted EPS calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Numerator:
Income (loss) from continuing operations	$10,406		$5,942		$(683)		$(12,472)
Gain on sales of investment properties	393		4,323		7,652		5,002
Preferred stock dividends	(2,363)		—		(4,725)		—
Income (loss) from continuing operations attributable to common shareholders	8,436		10,265		2,244		(7,470)
Income from discontinued operations	5,172		7,411		7,122		8,858
Net income attributable to common shareholders	13,608		17,676		9,366		1,388
Distributions paid on unvested restricted shares	(15)		(8)		(23)		(10)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$13,593		$17,668		$9,343		$1,378

Denominator:
Denominator for income (loss) per common share — basic:
Weighted average number of common shares outstanding	233,624	(a)	226,543	(b)	232,117	(a)	210,331	(b)
Effect of dilutive securities — stock options	3	(c)	—	(c)	3	(c)	—	(c)
Denominator for income (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	233,627		226,543		232,120		210,331

(a)
Excluded from these weighted average amounts are 110 shares of restricted common stock, which equate to 105 and 86 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 46 shares of restricted common stock, which equate to 46 and 33 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 64 and 69 shares as of June 30, 2013 and 2012, respectively, at a weighted average exercise price of $20.71 and $20.83, respectively. These shares were not included in the computation of diluted EPS because either a loss from continuing operations attributable to common shareholders was reported for the respective periods, including gain on sales of investment properties from continuing operations and excluding distributions paid on unvested restricted shares, or the options were out of the money, or both.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(11) Provision for Impairment of Investment Properties
During the six months ended June 30, 2013, the Company identified certain indicators of impairment for 11 of its properties, one of which was classified as held for sale as of June 30, 2013. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods or financially troubled tenants. The Company performed cash flow analyses during the six months ended June 30, 2013 and determined it necessary to record impairment charges to write down the carrying value of its investment in two properties. For the remaining nine properties with identified impairment indicators, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 48%.
As part of its analyses performed during the six months ended June 30, 2012, the Company identified certain indicators of impairment at 22 of its properties (13 of which were subsequently sold). The Company performed cash flow analyses during the six months ended June 30, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for a parcel at one of its operating properties. Therefore, the Company recorded an impairment charge related to this parcel consisting of the excess carrying value over the estimated fair value of the asset within the accompanying condensed consolidated statements of operations and other comprehensive income (loss). For the remaining 21 properties with identified impairment indicators, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 40%.
The investment property impairment charges recorded by the Company during the six months ended June 30, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Raytheon Facility (a)	Single-user office	June 30, 2013	105,000	$2,482
University Square (b)	Multi-tenant retail	June 30, 2013	287,000	6,694
			Total	$9,176
		Estimated fair value of impaired properties		$11,328

(a)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party.

(b)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property. See Note 12 for further discussion.
The investment property impairment charge recorded by the Company during the six months ended June 30, 2012 is summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Land parcel	June 25, 2012	n/a (a)	$1,323
		Estimated fair value of impaired properties		$1,000

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Derivative asset	$444	$444	$—	$—
Financial liabilities:
Mortgages and notes payable, net	$1,915,120	$2,071,116	$2,212,089	$2,401,883
Credit facility	$470,000	$470,000	$380,000	$382,723
Derivative liability	$878	$878	$2,783	$2,783
The carrying values shown in the table are included in the condensed consolidated balance sheets under the indicated captions, except for derivative asset, which is included in “Other assets, net” and derivative liability, which is included in “Other liabilities.”
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
June 30, 2013
Derivative asset	$—	$444	$—	$444
Derivative liability	$—	$878	$—	$878

December 31, 2012
Derivative liability	$—	$2,783	$—	$2,783
Derivatives:  The fair values of the derivative asset and derivative liability are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 7.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at June 30, 2013 and December 31, 2012, aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
June 30, 2013
Investment properties (b)	$—	$11,328	$—	$11,328	$9,176

December 31, 2012
Investment property - held for sale (c)	$—	$9,133	$—	$9,133	$6,901

(a)
Excludes impairment charges recorded on investment properties sold prior to June 30, 2013 and December 31, 2012, respectively. Additionally, excludes joint venture investment impairment charges recorded on the Company’s Hampton joint venture as the June 30, 2013 investment balance is $0 following receipt of the final distribution for the venture.

(b)
Includes impairment charges to write down the carrying value of the Company’s Raytheon Facility and University Square investment properties to estimated fair value. The estimated fair value of the Raytheon Facility, or $11,328, was based upon a bona fide purchase offer (a Level 2 measurement) received by the Company from an unaffiliated third party. The estimated fair value of University Square of $0 was based upon consideration of the current and projected operating losses (a Level 3 measurement) that will continue to be realized through ownership of the property. Management does not believe a willing market participant would pay greater than $0 to acquire the property in an arm’s length transaction without substantial modification of existing agreements.

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

	Level 1	Level 2	Level 3	Total
June 30, 2013
Mortgages and notes payable, net	$—	$—	$2,071,116	$2,071,116
Credit facility	$—	$—	$470,000	$470,000

December 31, 2012
Mortgages and notes payable, net	$—	$—	$2,401,883	$2,401,883
Credit facility	$—	$—	$382,723	$382,723
Mortgages and notes payable, net:  The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.5% to 5.1% and 2.5% to 4.5% at June 30, 2013 and December 31, 2012, respectively.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the fixed rate credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate. The Company used a discount rate of 1.5% at June 30, 2013 and 2.0% at December 31, 2012.
There were no transfers of liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, when it is deemed necessary, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2013, the Company has guaranteed $15,444 of its outstanding mortgage and construction loans, with maturity dates ranging from December 16, 2013 through September 30, 2016.
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
(15) Subsequent Events
Subsequent to June 30, 2013, the Company:

•
drew $185,000 on its unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate balance of $180,967 and $5,554 of accrued interest. The mortgages repaid had a weighted average interest rate of 6.41%, excluding the increase in the contractual interest rate for the loan repaid where the Company had triggered the provision of the loan agreement requiring it to make accelerated principal payments; and

•
closed on the sale of Raytheon Facility, a 105,000 square foot single-user office property located in State College, Pennsylvania for a sales price of $11,500 and no significant gain or loss on sale due to impairment charges recognized on June 30, 2013.

On July 30, 2013, the Company’s board of directors declared the third quarter cash dividend for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2013 to preferred shareholders of record at the close of business on September 19, 2013.
On July 30, 2013, the Company’s board of directors declared the distribution for the third quarter of 2013 of $0.165625 per share on all classes of the Company’s outstanding common shares, which will be paid on October 10, 2013 to common shareholders of record at the close of business on September 27, 2013.

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

•	general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	changes in our business strategy;

•	our projected operating results;

•	decreased rental rates or increased vacancy rates;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	increased interest rates or operating costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

▪	declining real estate valuations and impairment charges;

•	our expected leverage;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to obtain necessary outside financing;

•	availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties;

•	our ability to manage our growth effectively;

•	retention of our senior management team;

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to make distributions to our shareholders in the future;

•	our failure to qualify as a REIT;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to comply with the laws, rules and regulations applicable to companies;

•	environmental uncertainties and risks related to natural disasters;

•	lack or insufficient amounts of insurance; and

•	future terrorist attacks in the U.S.;
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis compares the three months ended June 30, 2013 to the three months ended June 30, 2012 and the six months ended June 30, 2013 to the six months ended June 30, 2012 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
We are a fully-integrated, self-administered and self-managed REIT formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of June 30, 2013, our retail operating portfolio consisted of 229 properties with approximately 32,474,000 square feet of gross leasable area (GLA), was geographically diversified across 35 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 11.0 years since initial construction. As of June 30, 2013, our retail operating portfolio was 91.0% occupied and 93.0% leased, including leases signed but not commenced. In addition to our retail operating portfolio, as of June 30, 2013, we also held interests in nine office properties, two industrial properties, 20 retail operating properties held by two unconsolidated joint ventures, three retail properties under development and one retail operating property classified as held for sale. The following summarizes our consolidated operating portfolio as of June 30, 2013:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	229	32,474	91.0%	93.0%

Office/Industrial
Wholly-owned	11	2,052	100.0%	100.0%
Total consolidated operating portfolio	240	34,526	91.5%	93.4%

(a)	Includes leases signed but not commenced.
As of June 30, 2013, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.
Company Highlights — Six Months Ended June 30, 2013
Leasing Activity
Leasing activity remained strong during the six months ended June 30, 2013 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures. During the three and six months ended June 30, 2013, we signed 257 and 416 leases, respectively, for a total of approximately 1,344,000 and 2,250,000 square feet, respectively, achieving a renewal rate of 88.8% and 86.3%, respectively. While rental rates for new leases signed in 2012 were volatile on a quarterly basis as compared to prior rental rates, they were nearly flat for the full year. Rental rates for comparable new leases signed during 2013 increased 8.0% and we may see additional volatility throughout 2013. Rental rates on comparable renewal leases signed during the first six months of 2013 continue to be positive, increasing by 4.8% over previous rental rates. Based on current market conditions, we expect similar increases in rental rates for renewals throughout the remainder of 2013.
The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the six months ended June 30, 2013. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	288	1,832	$15.15	$14.46	4.8%	4.32	$1.81
Comparable New Leases	41	112	22.73	21.05	8.0%	5.82	16.89
Non-Comparable New and Renewal Leases (b)	87	306	15.23	n/a	n/a	6.74	23.20
Total	416	2,250	$15.59	$14.84	5.0%	4.95	$5.48

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Capital Markets and Balance Sheet Activity
During the six months ended June 30, 2013, we maintained our focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and capital markets transactions. Specifically, we:

•	sold four operating properties and closed on additional transactions, including condemnations, earnouts and parcel sales, which resulted in net proceeds of $38,961;

•
borrowed $90,000, net of repayments, on our unsecured credit facility and made notes payable repayments of $125,000 (IW JV senior and junior mezzanine notes), mortgages payable repayments of $140,824 (including a $26 condemnation where proceeds were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $11,786) and received forgiveness of mortgage debt of $19,615;

•
amended and restated our existing credit agreement, increasing the aggregate capacity to $1,000,000 from $650,000 comprised of a $550,000 unsecured revolving line of credit with a four year term and a $450,000 unsecured term loan with a five year term. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further details about the amended and restated agreement; and

•	established an at-the-market (ATM) equity program under which we sold 5,547 shares of Class A common stock at an average price per share of $15.29 resulting in net proceeds of $83,527.
We plan to continue to pursue opportunistic dispositions of select non-strategic and non-core properties as well as strategic acquisitions in order to focus our portfolio on high quality multi-tenant retail assets in target markets with substantial long-term retail demand attributes.
Joint Ventures
In May 2013, we entered into an agreement with our partner in RioCan to dissolve the existing joint venture arrangement. The transaction is expected close on October 1, 2013, subject to customary closing conditions. Highlights of the anticipated transaction are as follows:

•
We will acquire our partner’s 80% ownership interest in five properties. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $124,800. We will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $67,900 at a weighted average interest rate of 4.8%;

•
We will sell to our partner our 20% ownership interest in the remaining eight properties owned by the venture. The properties have an agreed upon value, net of mark-to-market adjustments on financing, of $477,500. Our partner will assume the joint venture’s in-place mortgage financing on those properties as of October 1, 2013 of $209,200 at a weighted average interest rate of 3.7%; and

•	We will receive approximately $8,100 of cash as well as a distribution of our share of working capital in the joint venture.
During the six months ended June 30, 2013, our Hampton Retail Colorado, L.L.C. (Hampton) joint venture sold its two remaining properties for a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the sales were used to pay down the joint venture’s outstanding debt in its entirety. As of June 30, 2013, no properties remained in the Hampton joint venture and the venture is in the process of being wound up and dissolved. Prior to June 30, 2013, we received a distribution of $836, representing our pro rata share of the final net assets of the venture.
Distributions
We declared distributions of $0.9236 per share of preferred stock for the period beginning December 20, 2012 to, but excluding, June 30, 2013. We declared quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2013.
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
This measure provides an operating perspective not immediately apparent from GAAP operating income or net income attributable to common shareholders. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income attributable to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the Three Months Ended June 30, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 238 operating properties acquired or placed in service prior to April 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 238 as of June 30, 2013 from 239 as of March 31, 2013 as a result of one investment property being classified as held for sale as of June 30, 2013 and, therefore, accounted for within discontinued operations. Although one investment property was sold during the three months ended June 30, 2013, it was classified as held for sale as of March 31, 2013, and, as such, it was accounted for within discontinued operations. The properties in “Other investment properties” primarily include our development properties, a former development property that was not classified within our operating property portfolio for both periods presented and University Square, due to the continued exploration of strategic alternatives for the property.

	Three Months Ended June 30,
	2013	2012	Impact	Percentage
Revenues:
Same store investment properties (238 properties):
Rental income	$111,404	$109,551	$1,853	1.7
Tenant recovery income	25,050	24,825	225	0.9
Other property income	2,370	2,584	(214)	(8.3)
Other investment properties:
Rental income	1,446	1,491	(45)
Tenant recovery income	258	(203)	461
Other property income	97	223	(126)
Expenses:
Same store investment properties (238 properties):
Property operating expenses	(21,404)	(21,529)	125	0.6
Real estate taxes	(17,651)	(17,098)	(553)	(3.2)
Other investment properties:
Property operating expenses	(503)	(506)	3
Real estate taxes	(941)	(1,666)	725
Net operating income:
Same store investment properties	99,769	98,333	1,436	1.5
Other investment properties	357	(661)	1,018
Total net operating income	100,126	97,672	2,454	2.5

Other (expense) income:
Straight-line rental income, net	(297)	176	(473)
Amortization of acquired above and below market lease intangibles, net	222	356	(134)
Amortization of lease inducements	(87)	(16)	(71)
Straight-line ground rent expense	(894)	(910)	16
Depreciation and amortization	(62,950)	(54,085)	(8,865)
Provision for impairment of investment properties	(9,176)	(1,323)	(7,853)
Loss on lease terminations	(381)	(1,174)	793
General and administrative expenses	(8,288)	(6,543)	(1,745)
Gain on extinguishment of debt	26,331	—	26,331
Equity in loss of unconsolidated joint ventures, net	(461)	(1,286)	825
Interest expense	(35,824)	(36,906)	1,082
Co-venture obligation expense	—	(397)	397
Recognized gain on marketable securities	—	7,265	(7,265)
Other income, net	2,085	3,113	(1,028)
Total other expense	(89,720)	(91,730)	2,010	2.2

Income from continuing operations	10,406	5,942	4,464	75.1
Discontinued operations:
Income, net	5,151	564	4,587
Gain on sales of investment properties	21	6,847	(6,826)
Income from discontinued operations	5,172	7,411	(2,239)	(30.2)
Gain on sales of investment properties	393	4,323	(3,930)
Net income	15,971	17,676	(1,705)	(9.6)
Net income attributable to the Company	15,971	17,676	(1,705)	(9.6)
Preferred stock dividends	(2,363)	—	(2,363)
Net income attributable to common shareholders	$13,608	$17,676	$(4,068)	(23.0)
Total net operating income increased by $2,454, or 2.5%. Total rental income, tenant recovery and other property income increased by $2,154, or 1.6%, and total property operating expenses and real estate taxes decreased by $300, or 0.7%, for the three months ended June 30, 2013 as compared to June 30, 2012. Same store net operating income increased by $1,436, or 1.5%.
Rental income. Rental income increased $1,853, or 1.7%, on a same store basis from $109,551 to $111,404. The same store increase is primarily due to:

•	an increase of $2,360 consisting of $1,248 from contractual rent changes, $646 from occupancy growth and $466 from releasing spreads;

partially offset by

•	a decrease of $493, primarily due to reduced percentage rent from various tenants.
Overall, rental income increased $1,808, or 1.6%, from $111,042 to $112,850, due to the increase in the same store portfolio described above partially offset by a decrease of $45 in other investment properties.
Tenant recovery income. Tenant recovery income increased $225, or 0.9%, on a same store basis from $24,825 to $25,050, primarily due to increases related to adjustments from the common area maintenance (CAM) and real estate tax reconciliation process, partially offset by decreases related to the increase in real estate tax refunds described below.
Total tenant recovery income increased $686, or 2.8%, from $24,622 to $25,308, primarily due to an increase in recovery income at our other investment properties and the increase in the same store portfolio described above.
Property operating expenses. Property operating expenses decreased $125, or 0.6%, on a same store basis from $21,529 to $21,404. The same store decrease is primarily due to decreases in certain non-recoverable property operating expenses of $345, partially offset by an increase in bad debt expense of $180.
Total property operating expenses decreased $128, or 0.6%, from $22,035 to $21,907, primarily due to the decrease in the same store portfolio described above.
Real estate taxes. Real estate taxes increased $553, or 3.2%, on a same store basis from $17,098 to $17,651. This increase is primarily due to a net increase in real estate taxes of $1,241 primarily due to increases in assessed values, partially offset by a $672 increase in real estate tax refunds received.
Overall, real estate taxes decreased $172, or 0.9%, from $18,764 to $18,592 primarily due to a decrease of $725 from other investment properties, partially offset by the increase in the same store portfolio described above.
Other income (expense). Total other expense decreased $2,010, or 2.2%, from $91,730 to $89,720, primarily due to:

•
a $26,331 increase in gain on extinguishment of debt resulting from the settlement of the $26,865 mortgage payable that had matured in 2010 and the extinguishment of the related accrued interest of $8,618 for $7,250 plus the release of a $1,902 restricted escrow that had been held by the lender;

partially offset by

•	an $8,865 increase in depreciation and amortization primarily due to the write-off of assets demolished as part of a re-development effort at an operating property in the second quarter of 2013;

•
a $7,853 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the condensed consolidated financial statements), we recognized impairment charges on two operating properties totaling $9,176 and an impairment charge on a parcel of an operating property for $1,323 for the three months ended June 30, 2013 and 2012, respectively, and

•	a $7,265 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012.
Discontinued operations. Discontinued operations consist of amounts related to four properties that were sold and one property classified as held for sale as of and for the six months ended June 30, 2013. Income, net from discontinued operations for the three months ended June 30, 2013 includes $5,309 of income attributable to settlement proceeds received from the Mervyns bankruptcy. We closed on the sale of two single-user retail properties, one multi-tenant retail property and one single-user office property for consideration totaling $26,366 and gains of $1,935 during the six months ended June 30, 2013. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. We closed on the sale of 22 single-user retail properties, five multi-tenant retail properties, a single-user industrial property and three single-user office properties, one of which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the year ended December 31, 2012 for consideration totaling $475,631, extinguishment of mortgage debt of $254,306 and total gains of $30,141.

Comparison of the Six Months Ended June 30, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 238 operating properties acquired or placed in service prior to January 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 238 as of June 30, 2013 from 239 as of December 31, 2012 as a result of one investment property being classified as held for sale as of June 30, 2013 and, therefore, accounted for within discontinued operations. Although four investment properties were sold during the six months ended June 30, 2013, three of them were classified as held for sale as of December 31, 2012, and, as such, they were accounted for within discontinued operations. In addition, one former development property changed categorization from “Other investment properties” to same store during the six months ended June 30, 2013 because it was part of our operating property portfolio for both periods presented. The properties in “Other investment properties” primarily include our development properties, a former development property that was not classified within our operating property portfolio for both periods presented and University Square, due to the continued exploration of strategic alternatives for the property.

	Six Months Ended June 30,
	2013	2012	Impact	Percentage
Revenues:
Same store investment properties (238 properties):
Rental income	$223,435	$219,777	$3,658	1.7
Tenant recovery income	49,632	52,073	(2,441)	(4.7)
Other property income	4,855	5,245	(390)	(7.4)
Other investment properties:
Rental income	2,911	2,741	170
Tenant recovery income	579	375	204
Other property income	158	300	(142)
Expenses:
Same store investment properties (238 properties):
Property operating expenses	(43,784)	(44,570)	786	1.8
Real estate taxes	(35,242)	(35,451)	209	0.6
Other investment properties:
Property operating expenses	(1,266)	(870)	(396)
Real estate taxes	(1,781)	(2,430)	649
Net operating income:
Same store investment properties	198,896	197,074	1,822	0.9
Other investment properties	601	116	485
Total net operating income	199,497	197,190	2,307	1.2

Other (expense) income:
Straight-line rental income, net	(961)	511	(1,472)
Amortization of acquired above and below market lease intangibles, net	487	879	(392)
Amortization of lease inducements	(167)	(28)	(139)
Straight-line ground rent expense	(1,801)	(1,826)	25
Depreciation and amortization	(117,306)	(108,316)	(8,990)
Provision for impairment of investment properties	(9,176)	(1,323)	(7,853)
Loss on lease terminations	(592)	(4,860)	4,268
General and administrative expenses	(16,343)	(11,464)	(4,879)
Gain on extinguishment of debt	26,331	3,879	22,452
Equity in loss of unconsolidated joint ventures, net	(862)	(3,604)	2,742
Interest expense	(82,951)	(87,928)	4,977
Co-venture obligation expense	—	(3,300)	3,300
Recognized gain on marketable securities	—	7,265	(7,265)
Other income, net	3,161	453	2,708
Total other expense	(200,180)	(209,662)	9,482	4.5

Loss from continuing operations	(683)	(12,472)	11,789	94.5
Discontinued operations:
Income, net	5,187	1,096	4,091
Gain on sales of investment properties	1,935	7,762	(5,827)
Income from discontinued operations	7,122	8,858	(1,736)	(19.6)
Gain on sales of investment properties	7,652	5,002	2,650
Net income	14,091	1,388	12,703	915.2
Net income attributable to the Company	14,091	1,388	12,703	915.2
Preferred stock dividends	(4,725)	—	(4,725)
Net income attributable to common shareholders	$9,366	$1,388	$7,978	574.8
Total net operating income increased by $2,307, or 1.2%. Total rental income, tenant recovery and other property income increased by $1,059, or 0.4%, and total property operating expenses and real estate taxes decreased by $1,248, or 1.5%, for the six months ended June 30, 2013 as compared to June 30, 2012. Same store net operating income increased by $1,822, or 0.9%.
Rental income. Rental income increased $3,658, or 1.7%, on a same store basis from $219,777 to $223,435. The same store increase is primarily due to:

•	an increase of $3,948 consisting of $2,225 from contractual rent changes, $901 from releasing spreads and $822 from occupancy growth;
partially offset by

•	a decrease of $360, primarily due to reduced percentage rent from various tenants.
Overall, rental income increased $3,828, or 1.7%, from $222,518 to $226,346, due to the increase in the same store portfolio described above and an increase of $170 in other investment properties.
Tenant recovery income. Tenant recovery income decreased $2,441, or 4.7%, on a same store basis from $52,073 to $49,632, primarily due to adjustments from the CAM and real estate tax reconciliation process, which represented $1,472 of the decrease. In addition, $939 of the decrease related to tenant recovery adjustments due to the increase in real estate tax refunds described below.
Total tenant recovery income decreased $2,237, or 4.3%, from $52,448 to $50,211, primarily due to the decrease in the same store portfolio described above and a decrease in recovery income at our other investment properties.
Property operating expenses. Property operating expenses decreased $786, or 1.8%, on a same store basis from $44,570 to $43,784. The same store decrease is primarily due to decreases in certain non-recoverable property operating expenses of $1,307, partially offset by an increase in certain recoverable property operating expenses of $441.
Total property operating expenses decreased $390, or 0.9%, from $45,440 to $45,050, primarily due to the decrease in the same store portfolio described above and a decrease in certain non-recoverable property operating expenses at our other investment properties of $164, partially offset by an increase in bad debt expense of $624 at our other investment properties.
Real estate taxes. Real estate taxes decreased $209, or 0.6%, on a same store basis from $35,451 to $35,242. This decrease is primarily due to a decrease of $1,546 related to an increase in real estate tax refunds received and a decrease in tax consulting fees, partially offset by a net increase in real estate taxes of $1,166, primarily due to increases in assessed values and an increase of $171 in prior year estimates adjusted during the six months ended June 30, 2013 based on actual real estate taxes paid.
Overall, real estate taxes decreased $858, or 2.3%, from $37,881 to $37,023 primarily due to a decrease of $649 from other investment properties and the decrease in the same store portfolio described above.
Other income (expense). Total other expense decreased $9,482, or 4.5%, from $209,662 to $200,180, primarily due to:

•
a $22,452 increase in gain on extinguishment of debt resulting from the $26,331 gain recognized in 2013 related to the settlement of the mortgage payable that had matured in 2010 and the extinguishment of the related accrued interest, partially offset by $3,879 of debt forgiveness in 2012 related to the payoff of a construction loan;

•	a $4,977 decrease in interest expense primarily consisting of:

•	a $13,642 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a $7,440 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%;

•	a decrease in interest on our credit facility of $2,536 due to lower interest rates following the May 2013 amendment and restatement of the facility;
partially offset by

•	the 2013 payment of $6,250 in prepayment penalties and non-cash loan fee write-offs of $2,492 related to the repayment of the IW JV senior and junior mezzanine notes, and

•	a net decrease of $10,858 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012.

•	a decrease of $4,268 in loss on lease terminations in the first half of 2013 as compared to the first half of 2012;

•	a decrease in co-venture obligation expense of $3,300 related to our purchase of the remainder of our partner’s interest in IW JV in April 2012;

•
a decrease in equity in loss of unconsolidated joint ventures of $2,742 primarily due to a decrease in property level impairment charges recorded during 2012 at one of our unconsolidated joint ventures;

partially offset by

•	an $8,990 increase in depreciation and amortization primarily due to the write-off of assets demolished as part of a re-development effort at an operating property in the second quarter of 2013;

•
a $7,853 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 11 and 12 to the condensed consolidated financial statements), we recognized impairment charges on two operating properties totaling $9,176 and an impairment charge on a parcel of an operating property for $1,323 for the six months ended June 30, 2013 and 2012, respectively;

•	a $7,265 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012, and

•
a $4,879 increase in general and administrative expenses primarily due to costs incurred during the six months ended June 30, 2013 in conjunction with our information technology platform, increased costs associated with being a publicly-traded company and increased legal expenses.

Discontinued operations. Discontinued operations consist of amounts related to four properties that were sold and one property classified as held for sale as of and for the six months ended June 30, 2013. Income, net from discontinued operations for the six months ended June 30, 2013 includes $5,309 of income attributable to settlement proceeds received from the Mervyns bankruptcy. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. Refer to the discussion regarding discontinued operations within the comparison of the three months ended June 30, 2013 and 2012 for additional information.
Funds From Operations
One of our objectives is to provide cash distributions to our shareholders from cash generated from our operations. Cash generated from operations is not equivalent to our income (loss) from continuing operations as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations (FFO). We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable investment properties, plus depreciation and amortization and impairment charges on depreciable investment properties, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
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

FFO and Operating FFO are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to common shareholders	$13,608	$17,676	$9,366	$1,388
Depreciation and amortization	65,753	62,156	123,126	127,381
Provision for impairment of investment properties	9,238	1,498	9,462	2,553
Gain on sales of investment properties	(414)	(11,170)	(10,564)	(12,764)
FFO	$88,185	$70,160	$131,390	$118,558

Impact on earnings from the early extinguishment of debt, net	(26,483)	(9,900)	(19,150)	(13,749)
Joint venture investment impairment	134	—	1,834	—
Recognized gain on marketable securities	—	(7,265)	—	(7,265)
Excise tax accrual	—	—	—	4,594
Provision for hedge ineffectiveness	(1,085)	155	(932)	310
Other	(150)	(1,627)	(350)	(1,627)
Operating FFO	$60,601	$51,523	$112,792	$100,821
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Total loss on lease terminations included in depreciation and amortization above for the three months ended June 30, 2013 and 2012 were $479 and $1,169, respectively. Total loss on lease terminations included in depreciation and amortization above for the six months ended June 30, 2013 and 2012 were $831 and $4,893, respectively.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant improvement or other capital obligations, the shareholder distribution required to maintain our REIT status and compliance with the financial covenants of our credit agreement.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant improvement allowances and leasing costs
▪	Available borrowings under our amended credit facility	▪	Improvements made to individual properties that are not
▪	Asset sales		recoverable through common area maintenance charges to tenants
▪	Proceeds from capital markets transactions	▪	Debt repayment requirements
		▪	Distribution payments
		▪	Acquisitions
Long-Term:
		▪	Major redevelopment, renovation or expansion
		▪	New development
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, total or partial dispositions of assets through sales or contributions to joint ventures and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the NYSE, the completion of a public offering of our Series A preferred stock and the establishment of our ATM equity program. As of June 30, 2013, we had $96,810 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our amended credit facility, asset sales and capital markets transactions.

The table below summarizes our consolidated indebtedness at June 30, 2013:

Debt	Aggregate Principal Amount at June 30, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,905,937	6.17%	5.3 years
Variable rate construction loan	10,419	2.50%	1.3 years
Total mortgages payable	1,916,356	6.15%	5.3 years
Discount, net of accumulated amortization	(1,236)
Total mortgages payable, net	1,915,120	6.15%	5.3 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	4.9 years
Variable rate portion of term loan	150,000	1.65%	4.9 years
Variable rate revolving line of credit	20,000	1.70%	3.9 years
Total unsecured credit facility	470,000	1.87%	4.8 years

Total consolidated indebtedness, net	$2,385,120	5.31%	5.2 years

(a)	Includes $69,544 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2013.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable and Construction Loans
Mortgages payable outstanding as of June 30, 2013, including a construction loan and excluding mortgage discount of $1,236, net of accumulated amortization, were $1,916,356 and had a weighted average interest rate of 6.15%. Of this amount, $1,905,937 had fixed rates ranging from 3.50% to 8.00% and a weighted average fixed rate of 6.17% at June 30, 2013. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount amortization, capitalized loan fee amortization and the increase in the contractual interest rate for the mortgage where we had triggered the provision of the loan agreement requiring us to make accelerated principal payments, which mortgage was fully repaid on July 1, 2013. The remaining $10,419 of mortgages payable represented a variable rate construction loan with an interest rate of 2.50% at June 30, 2013 based on LIBOR. Properties and the related tenant leases are pledged as collateral for the mortgage loans and a consolidated joint venture property and the related tenant leases are pledged as collateral for the construction loan. Generally, our mortgages payable are secured by individual properties or groups of properties. As of June 30, 2013, our outstanding mortgage indebtedness had a weighted average years to maturity of 5.3 years.
During the six months ended June 30, 2013, we made mortgages payable repayments of $140,824 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $11,786) and received forgiveness of mortgage debt of $19,615. The loans repaid during the six months ended June 30, 2013 had either a fixed interest rate or a variable rate that was swapped to a fixed rate, and a weighted average interest rate of 6.18%.
IW JV Mezzanine Notes
IW JV is a former joint venture that has been 100% owned since April 26, 2012. The mezzanine notes payable were scheduled to mature on December 1, 2019. On February 1, 2013, we repaid the entire $125,000 balance of the notes payable. We paid a 5% prepayment fee totaling $6,250 and wrote-off $2,492 of loan fees related to the prepayment.
Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,000,000, consisting of a $550,000 unsecured revolving line of credit which matures on May 12, 2017 and a $450,000 unsecured term loan which matures on May 11, 2018. The unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of June 30, 2013, we had a total of $20,000 outstanding under the unsecured revolving line of credit.
The credit facility is priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05% for the revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with quarterly unused fees ranging from 0.25% to 0.30%, depending on the undrawn amount. In the event we become investment grade rated, the pricing on the credit facility will be determined based on an investment grade pricing grid with the interest rate equal to LIBOR plus a margin ranging from 0.90% to 1.70% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.05% to 2.05% for the unsecured term loan, plus a facility fee ranging from 0.15% to 0.35%, depending on our credit rating.
We have an interest rate swap to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of June 30, 2013, the weighted average interest rate under the unsecured revolving line of credit and unsecured term loan was 1.87%.
Pursuant to the terms of the unsecured credit agreement, we are subject to various covenants, including the requirement to maintain the following: (i) maximum unsecured and secured leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of June 30, 2013, management believes we were in compliance with all of the covenants and default provisions under the credit agreement.
For a full list of all covenants related to our unsecured credit facility, refer to the Third Amended and Restated Credit Agreement, dated May 13, 2013, incorporated herein by reference to Exhibit 10.1 to this Form 10-Q.
As of December 31, 2012, we had a $650,000 unsecured credit facility pursuant to an agreement with KeyBank National Association and other financial institutions. The credit facility consisted of a $350,000 unsecured revolving line of credit and a $300,000 unsecured term loan, which were scheduled to mature on February 24, 2015 and February 24, 2016, respectively.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of our mortgages payable and unsecured credit facility as of June 30, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Maturing debt (a) :
Fixed rate debt:
Mortgages payable (b)	$96,810	$162,237	$451,934	$37,823	$285,617	$871,516	$1,905,937	$2,060,697
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	—	300,000	300,000	300,000
Total fixed rate debt	96,810	162,237	451,934	37,823	285,617	1,171,516	2,205,937	2,360,697

Variable rate debt:
Mortgages payable	—	10,419	—	—	—	—	10,419	10,419
Unsecured credit facility	—	—	—	—	20,000	150,000	170,000	170,000
Total variable rate debt	—	10,419	—	—	20,000	150,000	180,419	180,419
Total maturing debt (d)	$96,810	$172,656	$451,934	$37,823	$305,617	$1,321,516	$2,386,356	$2,541,116

Weighted average interest rate on debt:
Fixed rate debt	4.92%	7.21%	5.81%	6.22%	5.73%	5.31%	5.61%
Variable rate debt	—%	2.50%	—%	—%	1.70%	1.65%	1.70%
Total	4.92%	6.92%	5.81%	6.22%	5.47%	4.89%	5.31%

(a)	The debt maturity table does not include mortgage discount of $1,236, net of accumulated amortization, which was outstanding as of June 30, 2013.

(b)	Includes $69,544 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of June 30, 2013, the weighted average years to maturity of consolidated indebtedness was 5.2 years.
The maturity table excludes accelerated principal payments that may be required as a result of covenants or conditions included in certain loan agreements. As of June 30, 2013, we were making accelerated principal payments on one mortgage payable with an outstanding principal balance of $56,142, which is reflected in the year corresponding to the loan maturity date (December 1,

2034). We repaid this mortgage on July 1, 2013. We plan on addressing our mortgages payable maturities by using proceeds from our amended credit facility, asset sales and capital markets transactions.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all or substantially all of our REIT taxable income to holders of our common stock out of assets legally available for such purposes. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, and acquisitions of new properties, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, and (viii) any limitations on our distributions contained in our credit or other agreements, including, without limitation, in our unsecured revolving line of credit and unsecured term loan, which limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
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
In November 2012, we filed a universal shelf registration statement which is effective for three years. On December 20, 2012, we completed a public offering of 5,400 shares of Series A preferred stock resulting in gross proceeds of $135,000, or $130,747, net of the underwriting discount ($130,289, net of the underwriting discount and offering costs). On February 1, 2013, we used the net proceeds from the preferred offering to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250. These notes had a weighted average interest rate of 12.80%.
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our revolving line of credit, and funding acquisitions. During the six months ended June 30, 2013, 5,547 shares were issued and sold at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. As of June 30, 2013, we had common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program. We will continue to closely monitor both the debt and equity markets and carefully consider our available financing alternatives, including both public offerings and private placements.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of June 30, 2013, including one consolidated joint venture and three wholly-owned properties. As of June 30, 2013, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at June 30, 2013		Construction Loan Balance at June 30, 2013
Henderson, Nevada	Green Valley Crossing	50.0%	$3,607		$10,419
Billings, Montana	South Billings Center	100.0%	5,627		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,432		—
Henderson, Nevada	Lake Mead Crossing	100.0%	17,322		—
			$49,988	(a)	$10,419

(a)
Total excludes $25,696 of costs, net of accumulated depreciation, placed in service, none of which was placed in service during the six months ended June 30, 2013. As of June 30, 2013, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $1,455.

Asset Dispositions
During 2012 and the six months ended June 30, 2013, our asset sales were an integral component of our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions during 2012 and the six months ended June 30, 2013.

	Number of Assets Sold	GLA	Consideration	Total Debt Extinguished	Net Sales Proceeds
2013 Dispositions (through June 30, 2013)	4	349,200	$26,366	$—	$26,076
2012 Dispositions	31	4,420,300	$475,631	$254,306	$211,381
In addition to the above, we received net proceeds of $12,885 during the six months ended June 30, 2013 and $11,203 during the year ended December 31, 2012 from condemnation awards, earnouts and the sale of parcels at certain of our properties.
Statement of Cash Flows Comparison for the Six Months Ended June 30, 2013 and 2012
Cash Flows from Operating Activities
Cash flows provided by operating activities were $101,590 and $96,832 for the six months ended June 30, 2013 and 2012, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization and gains on sales of investment properties and extinguishment of debt. The $4,758 increase in operating cash flows is primarily attributable to a reduction of cash paid for interest of $35,216 and an increase in distributions on investments in unconsolidated joint ventures of $2,030, partially offset by a decrease in NOI of $9,682 (including a decrease of $11,989 in NOI from discontinued operations, offset by an increase in NOI from continuing operations of $2,307), an increase of $3,977 in cash paid for general and administrative expenses, a $1,562 decrease in dividends received, as well as ordinary course fluctuations in prepaid rent and other working capital accounts.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $22,667 and $20,133, respectively, for the six months ended June 30, 2013 and 2012. During the six months ended June 30, 2013 and 2012, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $38,961 and $12,997, respectively. During the six months ended June 30, 2013 and 2012, $21,250 and $16,567, respectively, were used for capital expenditures and tenant improvements, $2,254 and $7,333, respectively, were invested in our unconsolidated joint ventures, and $492 and $309, respectively, were used for existing development projects. During the six months ended June 30, 2013 and 2012, amounts returned from restricted escrow accounts, some of which are required under certain mortgage arrangements, were $6,866 and $8,202, respectively, and distributions of investments in unconsolidated joint ventures were $836 and $17,403, respectively. During the six months ended June 30, 2012, we received proceeds from the sale of marketable securities of $5,719, due to the liquidation of our marketable securities portfolio in 2012.

Cash Flows from Financing Activities
Cash flows used in financing activities were $188,751 and $150,628, respectively, for the six months ended June 30, 2013 and 2012. We used $192,883 and $312,172 during these periods, respectively, in cash flow related to the net activity from principal payments on mortgages and notes payable, including the repayment of $125,000 of IW JV notes payable in 2013, the payment of loan fees and net proceeds from our credit facility. During the six months ended June 30, 2013, we paid $79,043 in distributions to our shareholders and we received $84,835 in proceeds from the issuance of common stock through our ATM equity program in 2013. During the six months ended June 30, 2012, we paid $51,991 in distributions, net of distributions reinvested through the DRP, to our shareholders and we used $5,287 for the repayment of margin debt. We also repaid $50,000 in settlement of the co-venture obligation during the six months ended June 30, 2012. In 2012, we also received $272,081 in proceeds from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with our April 2012 public offering.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of June 30, 2013, the joint venture owned six multi-tenant retail properties, which we contributed at inception of the venture.
On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. As of June 30, 2013, our RioCan joint venture owned 14 multi-tenant retail properties, of which we contributed nine. In May 2013, we entered into an agreement with our partner in RioCan to dissolve the existing joint venture arrangement. The transaction is expected close on October 1, 2013, subject to customary closing conditions.
In addition, as of June 30, 2013, we held investments in one other unconsolidated joint venture. Our investments in unconsolidated joint ventures are further discussed in Note 8 to the accompanying condensed consolidated financial statements.
The table below summarizes the outstanding debt of our unconsolidated joint ventures as of June 30, 2013, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$304,129	4.11%	3.7 years
MS Inland	20.0%	$142,998	4.79%	4.4 years

(a)	Aggregate principal amount excludes mortgage premium of $637 and discount of $903, net of accumulated amortization.
Other than described above, we have no off-balance-sheet arrangements as of June 30, 2013 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Critical Accounting Policies and Estimates
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the six months ended June 30, 2013, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding certain recent accounting pronouncements that we have adopted.
Subsequent Events
Subsequent to June 30, 2013, we:

•
drew $185,000 on our unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate balance of $180,967 and $5,554 of accrued interest. The mortgages repaid had a weighted average interest rate of 6.41%, excluding the increase in the contractual interest rate for the loan repaid where we had triggered the provision of the loan agreement requiring us to make accelerated principal payments; and

•
closed on the sale of Raytheon Facility, a 105,000 square foot single-user office property located in State College, Pennsylvania for a sales price of $11,500 and no significant gain or loss on sale due to impairment charges recognized on June 30, 2013.

On July 30, 2013, our board of directors declared the third quarter cash dividend for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2013 to preferred shareholders of record at the close of business on September 19, 2013.
On July 30, 2013, our board of directors declared the distribution for the third quarter of 2013 of $0.165625 per share on all classes of our outstanding common shares, which will be paid on October 10, 2013 to common shareholders of record at the close of business on September 27, 2013.

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
As of June 30, 2013, we had $369,544 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Asset (Liability) at June 30, 2013
Fixed rate portion of credit facility	$300,000	February 24, 2016	$444
The Shops at Legacy	61,100	December 15, 2013	(685)
Heritage Towne Crossing	8,444	September 30, 2016	(193)
	$369,544
For a discussion concerning our scheduled debt maturities and required principal payments of our mortgages payable and unsecured credit facility as of June 30, 2013 for the remainder of 2013, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 5 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $4,997.
The combined carrying amount of our mortgages payable and unsecured credit facility is approximately $155,996 lower than the fair value as of June 30, 2013.
We had $180,419 of variable rate debt, excluding $369,544 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.70% at June 30, 2013. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2013, interest expense would increase by approximately $1,804 on an annualized basis.
We may use additional derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty. It is our policy to enter into these transactions with the same party providing the financing, with the right of offset. Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Item 4.  Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to us, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to the members of senior management and the Board of Directors.
Based on management’s evaluation as of June 30, 2013, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or the the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2013 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Third Amended and Restated Credit Agreement dated May 13, 2013 among the Registrant and KeyBank National Association as Administrative Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Manager, and Wells Fargo Bank, National Association as Syndication Agent and KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).

10.2	Resignation Agreement, dated May 15, 2013, by and between the Registrant and James W. Kleifges (filed herewith).
10.3	Separation Agreement, dated May 15, 2013, by and between the Registrant and James W. Kleifges (filed herewith).
10.4	Indemnification Agreement, dated June 13, 2013, by and between the Registrant and Thomas J. Sargeant (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods and Six-Month Periods Ended June 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulations S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	August 6, 2013

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 6, 2013

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	August 6, 2013