Form 10-Q
period 2013-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2013-11-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of November 1, 2013:
Class A common stock:    236,302,369 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2013	December 31, 2012
Assets
Investment properties:
Land	$1,170,239	$1,209,523
Building and other improvements	4,547,462	4,703,859
Developments in progress	49,752	49,496
	5,767,453	5,962,878
Less accumulated depreciation	(1,350,373)	(1,275,787)
Net investment properties	4,417,080	4,687,091
Cash and cash equivalents	70,321	138,069
Investment in unconsolidated joint ventures	55,732	56,872
Accounts and notes receivable (net of allowances of $8,376 and $6,452, respectively)	77,732	85,431
Acquired lease intangible assets, net	96,300	125,706
Assets associated with investment properties held for sale	59,248	8,922
Other assets, net	130,191	135,336
Total assets	$4,906,604	$5,237,427

Liabilities and Equity
Liabilities:
Mortgages and notes payable, net	$1,707,425	$2,212,089
Unsecured term loan	450,000	300,000
Unsecured revolving line of credit	165,000	80,000
Accounts payable and accrued expenses	65,285	73,983
Distributions payable	39,130	38,200
Acquired lease intangible liabilities, net	68,782	74,648
Liabilities associated with investment properties held for sale	22,934	60
Other liabilities	75,241	82,694
Total liabilities	2,593,797	2,861,674

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized
7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at September 30, 2013 and December 31, 2012; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 187,740 and 133,606 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	187	133
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 0 and 48,518 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 48,519 shares issued and outstanding at September 30, 2013 and December 31, 2012	49	49
Additional paid-in capital	4,919,312	4,835,370
Accumulated distributions in excess of earnings	(2,607,382)	(2,460,093)
Accumulated other comprehensive loss	(858)	(1,254)
Total shareholders’ equity	2,311,313	2,374,259
Noncontrolling interests	1,494	1,494
Total equity	2,312,807	2,375,753
Total liabilities and equity	$4,906,604	$5,237,427

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Loss
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$112,393	$110,848	$334,936	$331,475
Tenant recovery income	27,807	26,043	77,408	77,749
Other property income	2,091	1,959	7,090	7,504
Total revenues	142,291	138,850	419,434	416,728

Expenses:
Property operating expenses	22,027	22,770	68,630	69,736
Real estate taxes	20,304	19,078	56,799	56,413
Depreciation and amortization	53,254	53,052	168,857	159,662
Provision for impairment of investment properties	47,784	—	54,478	1,323
Loss on lease terminations	221	1,689	813	6,328
General and administrative expenses	6,820	7,227	23,163	18,691
Total expenses	150,410	103,816	372,740	312,153

Operating (loss) income	(8,119)	35,034	46,694	104,575

Gain on extinguishment of debt	—	—	26,331	3,879
Equity in income (loss) of unconsolidated joint ventures, net	126	(1,863)	(736)	(5,467)
Interest expense (Note 8)	(32,381)	(46,244)	(114,449)	(133,001)
Co-venture obligation expense	—	—	—	(3,300)
Recognized gain on marketable securities	—	9,108	—	16,373
Other income, net	985	1,047	4,146	1,500
Loss from continuing operations	(39,389)	(2,918)	(38,014)	(15,441)

Discontinued operations:
(Loss) income, net	(1,018)	(23,440)	2,111	(22,293)
Gain on sales of investment properties	1,705	8,756	3,640	16,518
Income (loss) from discontinued operations	687	(14,684)	5,751	(5,775)
Gain on sales of investment properties	1,150	1,650	8,802	6,652
Net loss	(37,552)	(15,952)	(23,461)	(14,564)
Net loss attributable to the Company	(37,552)	(15,952)	(23,461)	(14,564)
Preferred stock dividends	(2,362)	—	(7,087)	—
Net loss attributable to common shareholders	$(39,914)	$(15,952)	$(30,548)	$(14,564)

(Loss) earnings per common share — basic and diluted:
Continuing operations	$(0.17)	$(0.01)	$(0.16)	$(0.04)
Discontinued operations	—	(0.06)	0.03	(0.03)
Net loss per common share attributable to common shareholders	$(0.17)	$(0.07)	$(0.13)	$(0.07)

Net loss	$(37,552)	$(15,952)	$(23,461)	$(14,564)
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 8)	(705)	(981)	396	(591)
Net unrealized gain on marketable securities	—	1,426	—	5,070
Reversal of unrealized gain to recognized gain on marketable securities	—	(9,108)	—	(16,373)
Comprehensive loss	(38,257)	(24,615)	(23,065)	(26,458)
Comprehensive loss attributable to common shareholders	$(38,257)	$(24,615)	$(23,065)	$(26,458)

Weighted average number of common shares outstanding — basic and diluted	236,151	230,597	233,462	217,087

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2012	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net loss	—	—	—	—	—	—	—	(14,564)	—	(14,564)	—	(14,564)
Other comprehensive loss	—	—	—	—	—	—	—	—	(11,894)	(11,894)	—	(11,894)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	—	—	(108,569)	—	(108,569)	—	(108,569)
Issuance of common stock, net of offering costs	—	—	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	—	—	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
Distribution reinvestment program (DRP)	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	220	—	—	220	—	220
Balance at September 30, 2012	—	$—	85,088	$85	145,555	$146	$4,705,024	$(2,436,010)	$7,836	$2,277,081	$1,494	$2,278,575

Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net loss	—	—	—	—	—	—	—	(23,461)	—	(23,461)	—	(23,461)
Other comprehensive income	—	—	—	—	—	—	—	—	396	396	—	396
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	—	—	(116,478)	—	(116,478)	—	(116,478)
Distributions declared to preferred shareholders	—	—	—	—	—	—	—	(7,350)	—	(7,350)	—	(7,350)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,532	—	—	83,537	—	83,537
Issuance of restricted common stock	—	—	73	—	—	—	—	—	—	—	—	—
Conversion of Class B-2 common stock to Class A common stock	—	—	48,518	49	(48,518)	(49)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(4)	—	—	—	410	—	—	410	—	410
Balance at September 30, 2013	5,400	$5	187,740	$187	48,519	$49	$4,919,312	$(2,607,382)	$(858)	$2,311,313	$1,494	$2,312,807

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(23,461)	$(14,564)
Adjustments to reconcile net loss to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	171,282	174,389
Provision for impairment of investment properties	59,140	23,490
Gain on sales of investment properties	(12,442)	(23,170)
Gain on extinguishment of debt	(26,331)	(3,879)
Loss on lease terminations	813	6,590
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	8,391	(2,633)
Equity in loss of unconsolidated joint ventures, net	736	5,467
Distributions on investments in unconsolidated joint ventures	6,679	4,301
Recognized gain on sale of marketable securities	—	(16,373)
Payment of leasing fees and inducements	(9,341)	(38,140)
Changes in accounts receivable, net	3,076	10,120
Changes in accounts payable and accrued expenses, net	(137)	7,634
Changes in other operating assets and liabilities, net	(7,112)	(630)
Other, net	6,674	(947)
Net cash provided by operating activities	177,967	131,655

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	25,799
Changes in restricted escrows, net	2,519	21,099
Capital expenditures and tenant improvements	(31,456)	(26,690)
Proceeds from sales of investment properties	67,419	200,645
Investment in developments in progress	(887)	(285)
Investment in unconsolidated joint ventures	(7,111)	(7,859)
Distributions of investments in unconsolidated joint ventures	836	17,403
Other, net	(77)	21
Net cash provided by investing activities	31,243	230,133

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	—	(7,541)
Proceeds from mortgages and notes payable	498	281,874
Principal payments on mortgages and notes payable	(467,291)	(765,729)
Proceeds from credit facility	425,000	290,000
Repayments of credit facility	(190,000)	(310,000)
Payment of loan fees and deposits, net	(5,380)	(7,433)
Settlement of co-venture obligation	—	(50,000)
Proceeds from issuance of common stock	84,835	272,081
Redemption of fractional shares of common stock	—	(1,253)
Distributions paid, net of DRP	(122,898)	(90,191)
Other, net	(1,722)	(2,182)
Net cash used in financing activities	(276,958)	(390,374)

Net decrease in cash and cash equivalents	(67,748)	(28,586)
Cash and cash equivalents, at beginning of period	138,069	136,009
Cash and cash equivalents, at end of period	$70,321	$107,423
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$108,027	$147,746
Distributions payable	$39,130	$38,200
Distributions reinvested	$—	$11,626
Accrued capital expenditures and tenant improvements	$7,229	$4,045
Accrued leasing fees and inducements	$1,390	$—
Forgiveness of mortgage debt	$19,615	$27,449
Forgiveness of accrued interest, net of escrows held by the lender	$6,716	$—
Shares of Class B-2 common stock converted to Class A common stock	48,518	—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$51,849	$188,616
Accounts receivable, acquired lease intangible and other assets	3,402	12,855
Accounts payable and other liabilities	(39)	(108)
Mortgages payable	(26)	—
Forgiveness of mortgage debt	—	(23,570)
Deferred gains	(209)	(318)
Gain on sales of investment properties	12,442	23,170
	$67,419	$200,645
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
Reclassifications to condense certain captions have been made to the 2012 condensed consolidated statement of operations to conform to the 2013 presentation. Amounts previously reflected in “Dividend income” and “Interest income” are now included in “Other income, net”. In addition, reclassifications to expand certain captions have been made to the 2012 condensed consolidated balance sheet to conform to the 2013 presentation. Amounts previously reflected in “Credit facility” are now separately presented in “Unsecured term loan” and “Unsecured revolving line of credit”.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of September 30, 2013 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	234	—	20
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)
The Company has a 20% ownership interest in one LLC and one LP. As discussed in Note 9, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan) on October 1, 2013.

(c)	Excludes five wholly-owned properties classified as held for sale as of September 30, 2013.
As of September 30, 2013, the Company is the controlling member in one less-than-wholly-owned consolidated entity. Noncontrolling interest is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. In the condensed consolidated statements of operations and other comprehensive loss, revenues, expenses and net income or loss from such less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. Such determinations are based on numerous factors, including evaluations of the terms in applicable agreements, specifically the redemption provisions. The amount at which these interests would be redeemed is based on a formula contained in each respective agreement and, as of September 30, 2013 and December 31, 2012, was determined to approximate the carrying value of these interests. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the nine months ended September 30, 2013 and 2012.
(2)   Summary of Significant Accounting Policies
There have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2013. Refer to the Company’s 2012 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies.
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
Effective January 1, 2014, companies will be required to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. To the extent none of these are available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The Company does not expect the adoption will have any effect on its consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)   Acquisitions
The Company did not acquire any properties during the three and nine months ended September 30, 2013 and 2012. However, the Company acquired or entered into an agreement to acquire seven properties subsequent to September 30, 2013.
As discussed in Note 9, on October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan and acquired its partner’s 80% ownership interest in five multi-tenant retail properties (collectively, the RioCan acquisitions). The five properties have a combined fair value of approximately $124,800. Total cash consideration paid by the Company was approximately $45,500 before transaction costs and prorations and after assumption of its partner’s 80% interest of the joint venture’s $67,900 in-place mortgage financing on those properties. This transaction was accounted for as a business combination achieved in stages. The properties acquired have a combined gross leasable area (GLA) of 598,100 square feet. The Company expects to recognize a gain of $5,435 in the fourth quarter of 2013, as a result of remeasuring the carrying value of its 20% equity interest in the five acquired properties to fair value. Refer to Note 9 for additional transaction details.
During the three months ended September 30, 2013, the Company entered into an agreement to acquire a 100% interest in the following two multi-tenant retail properties located in the New York City metropolitan statistical area (MSA) (collectively, the New York acquisitions) for a combined gross purchase price of $192,400:

•	Pelham Manor Shopping Plaza (Pelham Manor), a 228,000 square foot community shopping center located in Pelham Manor, New York, and

•	Fordham Place, a 262,000 square foot mixed-use retail and commercial office building located in the Bronx, New York.
The New York acquisitions are expected to close prior to December 31, 2013.
The following table summarizes the acquisition date fair values the Company expects to record in conjunction with the RioCan acquisitions and the anticipated New York acquisitions discussed above:

Land	$60,307
Building and other improvements	238,389
Acquired lease intangible assets	46,356
Acquired lease intangible liability	(26,525)
Mortgages payable (a)	(69,177)
Net assets acquired	$249,350

(a)	Includes mortgage premium of $1,313.
Unless otherwise stated, the Company accounts for acquisitions of investment properties pursuant to the acquisition method of accounting. Accordingly, the Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed. The Company allocates the purchase price of acquired real estate to various components as follows:

•	Land, building and other improvements — The Company considers available comparable market and industry information in estimating acquisition date fair value.

•
Acquired lease intangible assets and liabilities — The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it probable that the lessee would exercise such options. The discount rate used in the present value calculation of above and below market lease intangibles requires the Company’s evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property. Acquired lease intangible assets and liabilities are amortized over the term of the related lease including renewal periods as applicable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All acquisition accounting fair value estimates require the Company to consider various factors, including, but not limited to, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
Acquisition transaction costs are expensed as incurred and included within “General and administrative expenses” in the condensed consolidated statements of operations and other comprehensive income loss.
Condensed Pro Forma Financial Information
The results of operations of the RioCan acquisitions and the anticipated New York acquisitions will be included in the consolidated statements of operations and other comprehensive loss beginning on their acquisition dates, which are subsequent to September 30, 2013. The following unaudited condensed pro forma financial information is presented as if these acquisitions had been completed as of January 1, 2012. These pro forma results are for comparative purposes only and not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$150,394	$147,096	$443,673	$441,335
Net loss	$(34,757)	$(13,433)	$(15,167)	$(7,037)
Net loss attributable to Company shareholders	$(37,119)	$(13,433)	$(22,254)	$(7,037)
Earnings per share - basic and diluted
Net loss per common share attributable to common shareholders	$(0.16)	$(0.06)	$(0.10)	$(0.03)
Weighted average common shares outstanding	236,151	230,597	233,462	217,087
(4)   Discontinued Operations and Investment Properties Held for Sale
The Company monitors its investment properties to ensure that each property continues to meet expected investment returns and strategic objectives. This approach incorporates the sale of non-core and non-strategic assets that no longer meet the Company’s investment criteria.
The Company sold six properties during the nine months ended September 30, 2013, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Mortgage Debt Extinguished	Net Sales Proceeds	Gain
January 16, 2013	Mervyns - Ridgecrest	Single-user retail	59,000	$500	$—	$477	$—	(a)
January 16, 2013	Mervyns - Highland	Single-user retail	80,500	2,133	—	2,030	—	(a)
January 25, 2013	American Express - DePere	Single-user office	132,300	17,233	—	17,168	1,914
June 21, 2013	Dick's Sporting Goods-Fresno	Multi-tenant retail	77,400	6,500	—	6,401	21
July 31, 2013	Raytheon Facility	Single-user office	105,000	11,500	—	11,142	—	(a)
September 26, 2013	LA Fitness - Oceanside	Single-user retail	75,400	17,000	—	16,811	1,705
			529,600	$54,866	$—	$54,029	$3,640

(a)	No gain or loss recognized at disposition due to previously recognized impairment charges.
The Company also received net proceeds of $13,390 and recorded gains of $8,802 from earnouts and the sale of parcels at four of its properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the nine months ended September 30, 2013 totaled $67,419 with aggregate gains of $12,442.
During the year ended December 31, 2012, the Company sold 31 properties, 20 of which were sold during the nine months ended September 30, 2012. The dispositions and additional transactions, including condemnation awards and earnouts, during the nine months ended September 30, 2012 resulted in aggregate proceeds, net of closing costs, to the Company of $200,645 with aggregate gains of $23,170.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2013, the Company had entered into contracts to sell the following five properties, which qualified for held for sale accounting treatment:

Property Name	Property Type	Square Footage
Preston Trail Village	Multi-tenant retail	180,000
Duck Creek	Multi-tenant retail	134,200
Stop & Shop - Beekman	Single-user retail	40,400
Riverpark Phase IIA	Single-user retail	64,300
Rite Aid - Atlanta	Single-user retail	10,900
		429,800
These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2013, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of September 30, 2013 and the operations for all periods presented are classified as discontinued operations in the condensed consolidated statements of operations and other comprehensive loss. Three properties were classified as held for sale as of December 31, 2012. The following table presents the assets and liabilities associated with the held for sale properties:

	September 30, 2013	December 31, 2012
Assets
Land, building and other improvements	$64,925	$8,746
Accumulated depreciation	(10,231)	(17)
Net investment properties	54,694	8,729
Other assets	4,554	193
Assets associated with investment properties held for sale	$59,248	$8,922

Liabilities
Mortgages payable	$18,613	$—
Other liabilities	4,321	60
Liabilities associated with investment properties held for sale	$22,934	$60

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, inclusive of investment properties sold and those classified as held for sale, are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income	$1,484	$8,704	$4,950	$30,790
Tenant recovery income	261	(89)	846	1,902
Other property income	711	37	6,073	87
Total revenues	2,456	8,652	11,869	32,779

Expenses:
Property operating expenses	219	651	827	2,321
Real estate taxes	229	(78)	713	1,885
Depreciation and amortization	564	4,427	2,425	14,727
Provision for impairment of investment properties	2,180	22,167	4,662	22,167
Loss on lease terminations	—	—	—	262
Interest expense	301	4,921	1,184	13,706
Other (income) expense, net	(19)	4	(53)	4
Total expenses	3,474	32,092	9,758	55,072

(Loss) income from discontinued operations, net	$(1,018)	$(23,440)	$2,111	$(22,293)
(5)   Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors.
The following represents a summary of the Company’s unvested restricted shares, all of which were granted to Company employees pursuant to the Equity Plan, as of and for the nine months ended September 30, 2013:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2013	46	$17.30
Shares granted (a)	73	$14.48
Shares vested	(9)	$15.53
Shares forfeited	(1)	$15.61
Balance at September 30, 2013	109	$15.58

(a)	Of the shares granted to the Company’s executives, 50% vest on each of the third and fifth anniversaries of the grant date. Shares granted to Company employees vest ratably over three years.
During the three months ended September 30, 2013 and 2012, the Company recorded compensation expense of $133 and $48, respectively, related to unvested restricted shares. During the nine months ended September 30, 2013 and 2012, the Company recorded compensation expense of $320 and $162, respectively, related to unvested restricted shares. As of September 30, 2013, total unrecognized compensation expense related to unvested restricted shares was $1,106, which is expected to be amortized over a weighted average term of 2.5 years. During the nine months ended September 30, 2013, the Company recorded $113 of additional compensation expense related to the accelerated vesting of nine restricted shares in conjunction with the resignation of its former Chief Accounting Officer. The total fair value of shares vested during the nine months ended September 30, 2013 was $139.
Under the Company’s Independent Director Stock Option and Incentive Plan, as amended, each independent director has been granted options to acquire shares. As of September 30, 2013, options to purchase 84 shares of common stock had been granted,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of which options to purchase one share had been exercised and options to purchase five shares had expired. As of September 30, 2012, options to purchase 70 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average grant date fair value of options using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility rate. Compensation expense of $7 and $14 related to these stock options was recorded during the three months ended September 30, 2013 and 2012, respectively. Compensation expense of $22 and $41 related to these stock options was recorded during the nine months ended September 30, 2013 and 2012, respectively.
(6)   Mortgages and Notes Payable
The following table summarizes the Company’s mortgages and notes payable:

	September 30, 2013	December 31, 2012
Fixed rate mortgages payable (a) (b)	$1,697,617	$2,078,162
Variable rate construction loan	10,917	10,419
Mortgages payable	1,708,534	2,088,581
Discount, net of accumulated amortization	(1,109)	(1,492)
Mortgages payable, net	1,707,425	2,087,089
Notes payable	—	125,000
Mortgages and notes payable, net	$1,707,425	$2,212,089

(a)	Includes $69,491 and $76,055 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2013 and December 31, 2012, respectively.

(b)	Excludes mortgages payable of $18,613 associated with two investment properties held for sale as of September 30, 2013.
Mortgages Payable
As of September 30, 2013, mortgages payable outstanding, excluding liabilities associated with investment properties held for sale, were $1,708,534 (excluding mortgage discount of $1,109, net of accumulated amortization) and had a weighted average interest rate of 6.13%. Of this amount, $1,697,617 had fixed rates ranging from 3.50% to 8.00% and a weighted average fixed rate of 6.15% at September 30, 2013. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount and capitalized loan fee amortization. The remaining $10,917 of mortgages payable represented a variable rate construction loan with an interest rate of 2.44% at September 30, 2013 based on a spread over London Interbank Offered Rate (LIBOR). Properties and the related tenant leases are pledged as collateral for the mortgage loans while a consolidated joint venture property and the related tenant leases are pledged as collateral for the construction loan. As of September 30, 2013, the Company’s outstanding mortgages payable had a weighted average years to maturity of 4.8 years.
In the second quarter of 2010, the Company ceased making the monthly debt service payment on a $26,865 mortgage payable (University Square) that matured in July 2010. On June 17, 2013, the Company settled this matured mortgage payable and $8,618 of accrued interest for $7,250 plus a $1,902 restricted escrow that had been held by the lender and received debt forgiveness for the remaining amount outstanding on the mortgage of $19,615 and the remaining accrued interest balance of $6,716, resulting in a gain on debt extinguishment of $26,331. During the nine months ended September 30, 2013, the Company made mortgages payable repayments in the total amount of $326,347 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $15,970) and received forgiveness of mortgage debt of $19,615. The loans repaid during the nine months ended September 30, 2013 had either a fixed interest rate or a variable rate that was swapped to a fixed rate, and a weighted average interest rate of 6.30%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2013, the Company had guaranteed $15,630 of the outstanding mortgage and construction loans with maturity dates ranging from December 16, 2013 through September 30, 2016 (see Note 14). At times, the Company has borrowed funds financed as part of a cross-collateralized

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. Individual decisions regarding interest rates, loan-to-value, debt yield, fixed versus variable rate financing, term and related matters are often based on the condition of the financial markets at the time the debt is originated, which may vary from time to time.
Some of the mortgage payable agreements include periodic reporting requirements and/or debt service coverage ratios which allow the lender to control property cash flow or require partial principal payments if the Company fails to meet such requirements. Management believes the Company was in compliance with such provisions as of September 30, 2013.
Notes Payable
Notes payable outstanding as of December 31, 2012 consisted of senior and junior mezzanine notes, which totaled $125,000 in aggregate and had a weighted average interest rate of 12.80%. These notes payable represented proceeds from a third party lender related to the debt refinancing transaction for IW JV 2009, LLC (IW JV), which is a wholly-owned entity as of September 30, 2013. The notes had fixed interest rates of 12.24% and 14.00%, respectively, were scheduled to mature on December 1, 2019 and were secured by 100% of the Company’s equity interest in the IW JV investment properties. On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes. The Company paid a 5% prepayment fee totaling $6,250 and wrote off $2,492 of loan fees related to the prepayment, both of which are included within “Interest expense” in the condensed consolidated statements of operations and other comprehensive loss.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and unsecured credit facility (as described in Note 7) as of September 30, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total
Debt (a):
Fixed rate debt:
Mortgages payable (b)	$65,479	$53,364	$439,959	$37,823	$285,617	$815,375	$1,697,617
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	—	300,000	300,000
Total fixed rate debt	65,479	53,364	439,959	37,823	285,617	1,115,375	1,997,617

Variable rate debt:
Mortgages payable	—	10,917	—	—	—	—	10,917
Unsecured credit facility	—	—	—	—	165,000	150,000	315,000
Total variable rate debt	—	10,917	—	—	165,000	150,000	325,917
Total debt (d)	$65,479	$64,281	$439,959	$37,823	$450,617	$1,265,375	$2,323,534

Weighted average interest rate on debt:
Fixed rate debt	4.63%	6.21%	5.79%	6.22%	5.73%	5.36%	5.53%
Variable rate debt	—	2.44%	—	—	1.69%	1.64%	1.69%
Total	4.63%	5.57%	5.79%	6.22%	4.25%	4.92%	4.99%

(a)	The debt maturity table does not include mortgage discount of $1,109, net of accumulated amortization, which was outstanding as of September 30, 2013.

(b)	Includes $69,491 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of September 30, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
The Company plans on addressing its mortgages payable maturities by using proceeds from its amended credit facility, asset sales and capital markets transactions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)   Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the credit facility). The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances. The unsecured revolving line of credit matures on May 12, 2017 and the unsecured term loan matures on May 11, 2018. The Company has a one year extension option on the unsecured revolving line of credit which it may exercise as long as it is in compliance with the terms of the credit agreement and it pays an extension fee equal to 0.15% of the commitment amount being extended.
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
Pursuant to the terms of the unsecured credit agreement, the Company is subject to various covenants, including the requirement to maintain the following: (i) maximum unsecured and secured leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of September 30, 2013, management believes the Company was in compliance with all of the covenants and default provisions under the credit agreement.
The Company has an interest rate swap with one of the financial institutions associated with the unsecured credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of September 30, 2013, the weighted average interest rate on the unsecured revolving line of credit was 1.69% and the weighted average interest rate on the term loan was 1.87%. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of September 30, 2013, the Company had borrowed $165,000 under the revolving line of credit.
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
(8)   Derivative Instruments
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
The Company utilizes three interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in fair value of the derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,125 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
During the nine months ended September 30, 2013, the Company repaid a $6,405 variable rate mortgage payable that had previously been swapped to a fixed rate in accordance with its scheduled maturity date and terminated the associated interest rate swap. The Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Interest rate swap	3	4	$369,491	$376,055

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Derivatives
	September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$1,022	Other liabilities	$2,783
The table below presents the effect of the Company’s derivative financial instruments in the condensed consolidated statements of operations and other comprehensive loss.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2013	$1,209	$1,113	Interest expense	$504	$1,509	Other income, net	$41	$(891)
2012	$1,430	$1,629	Interest expense	$449	$1,038	Other income, net	$157	$467
(9) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$7,083	$8,334
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	—%	95.9%	—	124
RioCan (c)	9/30/2010	20.0%	20.0%	41,523	39,468
Oak Property and Casualty LLC (d)	10/1/2006	20.0%	25.0%	7,126	8,946
				$55,732	$56,872

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)	On May 6, 2013, the Hampton Retail Colorado, L.L.C. (Hampton) joint venture sold its one remaining property and, as of September 30, 2013, the Hampton joint venture has been dissolved.

(c)
The RioCan joint venture was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust, a REIT based in Canada. A subsidiary of the Company is the general partner of the joint venture and earns fees for providing property management, asset management and other customary services. On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

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
Combined condensed financial information of these joint ventures (at 100%) is summarized as follows:

	As of September 30, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$343,342	$—	$270,557	$613,899
Less accumulated depreciation	(23,355)	—	(50,607)	(73,962)
Real estate, net	319,987	—	219,950	539,937

Assets associated with investment properties held for sale	104,592	—	—	104,592
Other assets, net	101,973	—	42,518	144,491
Total assets	$526,552	$—	$262,468	$789,020

Liabilities
Mortgage debt	$208,639	$—	$142,771	$351,410
Liabilities associated with investment properties held for sale	71,938	—	—	71,938
Other liabilities, net	29,228	—	16,551	45,779
Total liabilities	309,805	—	159,322	469,127

Total equity	216,747	—	103,146	319,893
Total liabilities and equity	$526,552	$—	$262,468	$789,020

	As of December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Assets
Real estate assets	$434,704	$14,326	$270,386	$719,416
Less accumulated depreciation	(19,287)	(2,286)	(44,554)	(66,127)
Real estate, net	415,417	12,040	225,832	653,289

Other assets, net	148,511	1,285	49,658	199,454
Total assets	$563,928	$13,325	$275,490	$852,743

Liabilities
Mortgage debt	$312,844	$14,828	$143,450	$471,122
Other liabilities, net	50,076	300	22,960	73,336
Total liabilities	362,920	15,128	166,410	544,458

Total equity (deficit)	201,008	(1,803)	109,080	308,285
Total liabilities and equity	$563,928	$13,325	$275,490	$852,743

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,
	RioCan		Hampton		Other Joint Ventures		Combined Condensed Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Property related income	$12,036	$11,900	$—	$—	$6,957	$6,667	$18,993	$18,567
Other income	—	—	—	—	2,070	1,906	2,070	1,906
Total revenues	12,036	11,900	—	—	9,027	8,573	21,063	20,473

Expenses:
Property operating expenses	1,699	1,797	—	—	912	777	2,611	2,574
Real estate taxes	2,155	1,935	—	—	1,268	1,286	3,423	3,221
Depreciation and amortization	6,767	7,942	—	—	2,422	2,602	9,189	10,544
Loss on lease terminations	4	924	—	—	(22)	9	(18)	933
General and administrative expenses	163	176	—	7	107	96	270	279
Interest expense, net	2,219	2,514	—	(105)	1,783	2,023	4,002	4,432
Other (income) expense, net	(4,442)	(14)	—	—	604	2,607	(3,838)	2,593
Total expenses	8,565	15,274	—	(98)	7,074	9,400	15,639	24,576

Income (loss) from continuing operations	3,471	(3,374)	—	98	1,953	(827)	5,424	(4,103)
(Loss) income from discontinued operations	(206)	1,607	—	63	2	(2,224)	(204)	(554)
Gain on sales of investment properties - discontinued operations	—	—	—	—	—	149	—	149
Net income (loss)	$3,265	$(1,767)	$—	$161	$1,955	$(2,902)	$5,220	$(4,508)

	Nine Months Ended September 30,
	RioCan		Hampton		Other Joint Ventures		Combined Condensed Total
	2013	2012	2013	2012	2013	2012	2013	2012
Revenues:
Property related income	$36,758	$35,878	$—	$—	$20,894	$20,545	$57,652	$56,423
Other income	—	—	—	—	6,144	5,837	6,144	5,837
Total revenues	36,758	35,878	—	—	27,038	26,382	63,796	62,260

Expenses:
Property operating expenses	5,001	5,284	—	—	2,635	3,366	7,636	8,650
Real estate taxes	6,187	5,742	—	—	3,935	4,061	10,122	9,803
Depreciation and amortization	21,128	24,274	—	—	7,314	7,791	28,442	32,065
Loss on lease terminations	836	1,629	—	—	(6)	326	830	1,955
General and administrative expenses	457	830	6	27	357	282	820	1,139
Interest expense, net	7,033	7,556	(1,758)	(224)	5,349	6,060	10,624	13,392
Other (income) expense, net	(4,436)	823	(13)	—	4,479	5,358	30	6,181
Total expenses	36,206	46,138	(1,765)	(197)	24,063	27,244	58,504	73,185

Income (loss) from continuing operations	552	(10,260)	1,765	197	2,975	(862)	5,292	(10,925)
(Loss) income from discontinued operations	(1,026)	(1,607)	(117)	(1,426)	52	(195)	(1,091)	(3,228)
Gain on sales of investment properties - discontinued operations	—	—	1,019	—	—	2,593	1,019	2,593
Net (loss) income	$(474)	$(11,867)	$2,667	$(1,229)	$3,027	$1,536	$5,220	$(11,560)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended September 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended September 30,		Fees Earned by the Company for the Three Months Ended September 30,
Joint Venture	2013	2012	2013	2012	2013	2012
MS Inland	$163	$2	$490	$370	$204	$188
Hampton (a)	—	—	—	16	—	—
RioCan	290	(672)	(3,405)	682	523	512
Captive	(348)	(1,252)	—	—	—	—
	$105	$(1,922)	$(2,915)	$1,068	$727	$700

	The Company’s Share of Net Income (Loss) for the Nine Months Ended September 30,			Net Cash Distributions from/(Contributions to) Joint Ventures for the Nine Months Ended September 30,		Fees Earned by the Company for the Nine Months Ended September 30,
Joint Venture	2013	2012		2013	2012	2013	2012
MS Inland	$475	$(122)		$1,943	$3,761	$622	$618
Hampton (a)	2,576	(1,092)	(b)	855	53	1	2
RioCan	(176)	(1,815)		(2,394)	10,224	1,648	1,559
Captive	(1,821)	(2,577)		—	(193)	—	—
	$1,054	$(5,606)		$404	$13,845	$2,271	$2,179

(a)
During the nine months ended September 30, 2013, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amount of $298, of which the Company’s share was $286. During the three and nine months ended September 30, 2012, Hampton recorded impairment charges in the amounts of $71 and $1,593, of which the Company’s share was $68 and $1,527, respectively. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

(b)
During the nine months ended September 30, 2012, the Company’s share of net losses realized by and distributions received from the venture since its inception exceeded the carrying amount of the Company’s investment in Hampton. At such point, application of the equity method of accounting was discontinued and through September 30, 2012, $88, representing the Company’s share of losses in excess of its investment in Hampton, was not recorded in the Company’s condensed consolidated financial statements. Due to income realized by Hampton for the period between April 1, 2012 and December 31, 2012, application of the equity method of accounting was re-established for this investment prior to December 31, 2012.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive loss. Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets. The Company recorded amortization of $21 and $59 during the three months ended September 30, 2013 and 2012, respectively, related to these differences. The Company recorded amortization of $44 and $139 related to these differences during the nine months ended September 30, 2013 and 2012, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges of $1,834 were recorded during the nine months ended September 30, 2013 to write down the carrying value of the Company’s investment in Hampton. No impairment charges were recorded during the nine months ended September 30, 2012.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Acquisitions and Dispositions
During the nine months ended September 30, 2013, none of the Company’s unconsolidated joint ventures acquired any investment properties.
During the nine months ended September 30, 2013, Hampton sold the two remaining properties in its portfolio. Such transactions aggregated a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the sales were used to pay down the entire $12,631 balance of the joint venture’s outstanding debt. As of September 30, 2013, no properties remained in the Hampton joint venture and the venture has been dissolved.
On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan as follows:

•
The Company acquired its partner’s 80% ownership interest in five properties owned by the joint venture. The properties have a fair value of approximately $124,800, with the Company’s partner’s interest valued at approximately $99,900. The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $67,900 at a weighted average interest rate of 4.8%. The Company expects to recognize a gain of $5,435 in the fourth quarter of 2013 upon meeting all applicable sales criteria as a result of remeasuring the carrying value of its 20% equity interest in the five acquired properties to fair value; and

•
The Company sold to its partner its 20% ownership interest in the remaining eight properties owned by the joint venture. The properties have a fair value of approximately $477,500, with the Company’s 20% interest valued at $95,500. The Company received cash consideration of approximately $53,700 before transaction costs and prorations and after the partner assumed the joint venture’s in-place mortgage financing on those properties of $209,200 at a weighted average interest rate of 3.7%. The Company expects to recognize a $17,218 gain on sale of its equity interest in the fourth quarter of 2013 as a result of the transaction upon meeting all applicable sales criteria.

(10) Equity
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
The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI. The Company’s Class B common stock is identical to the Company’s Class A common stock except that (i) the Company does not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company’s Class B common stock have automatically converted into shares of the Company’s Class A common stock at specified times, as follows:

•	October 5, 2012, in the case of Class B-1 common stock;

•	April 5, 2013, in the case of Class B-2 common stock; and

•	October 5, 2013, in the case of Class B-3 common stock.
On December 20, 2012, the Company issued 5,400 shares of 7.00% Series A cumulative redeemable preferred stock (Series A preferred stock) at a price of $25.00 per share in an underwritten public offering pursuant to an effective registration statement. The Company retained aggregate net proceeds of $130,289, after the underwriting discount and offering costs. Dividends on the Series A preferred stock are cumulative and payable quarterly in arrears at the rate of 7.00% per annum based on the $25.00 per share offering price, or $1.75 per annum. On or after five years from the date of issuance (or sooner under limited circumstances), the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but excluding, the redemption date. The Series A preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company. The Company used the net proceeds from the offering to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250 on February 1, 2013. These notes had a weighted average interest rate of 12.80%. See Note 6 for further discussion.
On March 7, 2013, the Company established an at-the-market (ATM) equity program under which it may sell shares of its Class A common stock, having an aggregate offering price of up to $200,000, from time to time. Actual sales may depend on a variety

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including the Company's revolving line of credit, and funding acquisitions.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Third quarter 2013	—	$—	$—
Year to date September 30, 2013	5,547	$83,527	$15.29
As of September 30, 2013, the Company had common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(11) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Numerator:
Loss from continuing operations	$(39,389)		$(2,918)		$(38,014)		$(15,441)
Gain on sales of investment properties	1,150		1,650		8,802		6,652
Preferred stock dividends	(2,362)		—		(7,087)		—
Loss from continuing operations attributable to common shareholders	(40,601)		(1,268)		(36,299)		(8,789)
Income (loss) from discontinued operations	687		(14,684)		5,751		(5,775)
Net loss attributable to common shareholders	(39,914)		(15,952)		(30,548)		(14,564)
Distributions paid on unvested restricted shares	(18)		(7)		(41)		(17)
Net loss attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(39,932)		$(15,959)		$(30,589)		$(14,581)

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	236,151	(a)	230,597	(b)	233,462	(a)	217,087	(b)
Effect of dilutive securities — stock options	—	(c)	—	(c)	—	(c)	—	(c)
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,151		230,597		233,462		217,087

(a)
Excluded from these weighted average amounts are 109 shares of restricted common stock, which equate to 109 and 93 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 46 shares of restricted common stock, which equate to 46 and 37 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Outstanding options to purchase shares of common stock, the effect of which would be anti-dilutive, were 78 and 69 shares as of September 30, 2013 and 2012, respectively, at a weighted average exercise price of $19.10 and $20.83, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Provision for Impairment of Investment Properties
As of September 30, 2013, the Company identified certain indicators of impairment for 18 of its properties, five of which were classified as held for sale as of September 30, 2013. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, reduced anticipated holding periods or financially troubled tenants. The Company performed cash flow analyses during the nine months ended September 30, 2013 and determined it necessary to record impairment charges to write down the carrying value of its investment in four properties, two of which were classified as held for sale as of September 30, 2013, and are, therefore, accounted for within discontinued operations. For the remaining 11 properties classified within continuing operations, with identified impairment indicators, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 25%.
As part of its analyses performed during the nine months ended September 30, 2012, the Company identified certain indicators of impairment at 19 of its properties, 13 of which were either sold or held for sale as of September 30, 2013. The Company performed cash flow analyses during the nine months ended September 30, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for certain assets with identified impairment indicators. Therefore, the Company recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying condensed consolidated statements of operations and other comprehensive loss. For the remaining six properties with identified impairment indicators, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 48%.
The investment property impairment charges recorded by the Company during the nine months ended September 30, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
University Square (a)	Multi-tenant retail	June 30, 2013	287,000	$6,694
Aon Hewitt East Campus (b)	Single-user office	September 30, 2013	343,000	27,183
Shops at 5 (c)	Multi-tenant retail	September 30, 2013	421,700	20,601
				54,478
Discontinued Operations:
Raytheon Facility (d)	Single-user office	Various	105,000	2,518
Preston Trail Village (e)	Multi-tenant retail	September 30, 2013	180,000	1,939
Rite Aid - Atlanta (e)	Single-user retail	September 30, 2013	10,900	205
				4,662
			Total	$59,140
		Estimated fair value of impaired properties		$77,853

(a)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property. See Note 13 for further discussion.

(b)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party.

(c)	The Company recorded an impairment charge based upon the terms and conditions of a negotiated sales contract with an unaffiliated third party.

(d)	The Company recorded an impairment charge of $2,482 during the second quarter of 2013 and an additional impairment charge of $36 at the date of disposition during the third quarter of 2013.

(e)
These properties are classified as held for sale as of September 30, 2013. The Company recorded impairment charges calculated based upon an estimated fair value equal to expected sales prices from executed sales agreements less estimated transaction costs.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The investment property impairment charges recorded by the Company during the nine months ended September 30, 2012 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Land parcel	June 25, 2012	n/a (a)	$1,323
Discontinued Operations:
Various (b)	Single-user retail	September 18, 2012	1,000,400	1,100
Various (c)	Multi-tenant retail	September 25, 2012	132,600	5,528
Mervyns - McAllen	Single-user retail	September 30, 2012	78,000	2,950
Mervyns - Bakersfield	Single-user retail	September 30, 2012	75,100	38
Pro's Ranch Market	Single-user retail	September 30, 2012	75,500	2,694
American Express - Phoenix	Single-user office	September 30, 2012	117,600	4,841
Mervyns - Ridgecrest	Single-user retail	September 30, 2012	59,000	305
Dick's Sporting Goods - Fresno	Single-user retail	September 30, 2012	77,400	2,488
Mervyn's - Highland	Single-user retail	September 30, 2012	80,500	2,223
				22,167
			Total	$23,490
		Estimated fair value of impaired properties		$152,231

(a)
The Company sold a parcel of land to an unaffiliated third party for which the allocated carrying value was $1,323 greater than the sales price. Such disposition did not qualify for discontinued operations accounting treatment.

(b)
During September 2012, the Company recorded an impairment charge in conjunction with the sale of 13 former Mervyns properties located throughout California based upon the sales price less transaction costs.

(c)
During September 2012, the Company recorded an impairment charge in conjunction with the sale of three multi-tenant retail properties located near Dallas, Texas based upon the sales price less transaction costs.

The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.
(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages and notes payable, net	$1,707,425	$1,863,903	$2,212,089	$2,401,883
Credit facility	$615,000	$615,000	$380,000	$382,723
Derivative liability	$1,022	$1,022	$2,783	$2,783
The carrying values of mortgages and notes payable, net shown in the table are included in the condensed consolidated balance sheets under the indicated caption. Credit facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and derivative liability is included in “Other liabilities” in the condensed consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
September 30, 2013
Derivative liability	$—	$1,022	$—	$1,022

December 31, 2012
Derivative liability	$—	$2,783	$—	$2,783
Derivatives:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013 and December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at September 30, 2013 and December 31, 2012, aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
September 30, 2013
Investment properties (b)	$—	$29,000	$18,000	$47,000	$54,478
Investment properties - held for sale (c)	$—	$19,562	$—	$19,562	$2,144

December 31, 2012
Investment properties - held for sale (d)	$—	$9,133	$—	$9,133	$6,901

(a)
Excludes impairment charges recorded on investment properties sold prior to September 30, 2013 and December 31, 2012, respectively. Additionally, excludes joint venture investment impairment charges recorded on the Company’s Hampton joint venture as the September 30, 2013 investment balance is $0 following receipt of the final distribution for the venture.

(b)
Includes impairment charges to write down the carrying value of the Company’s Shops at 5, Aon Hewitt and University Square investment properties to estimated fair value. The estimated fair value of Shops at 5 of $29,000 was based upon a negotiated sales agreement with an unaffiliated third party (a Level 2 measurement). The estimated fair value of Aon Hewitt of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 measurement). The estimated fair value of University Square of $0 was based upon consideration of the current and projected operating losses (a Level 3 measurement) that will continue to be realized through ownership of the property. As of the impairment date, management did not believe a willing market participant would pay greater than $0 to acquire the property in an arm’s length transaction without substantial modification to existing agreements.

(c)
Includes impairment charges for two investment properties classified as held for sale as of September 30, 2013; such charges, calculated as the expected sales prices from executed sales agreements less estimated transaction costs, were determined to be Level 2 inputs. The estimated transaction costs totaling $335 are not reflected as a reduction to the fair value disclosed in the table above.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(d)
Includes impairment charges recorded during 2012 for three investment properties classified as held for sale as of December 31, 2012; such charges, calculated as the expected sales prices from executed sales agreements less estimated transaction costs, were determined to be Level 2 inputs. The estimated transaction costs totaling $197 are not reflected as a reduction to the fair value disclosed in the table above.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
September 30, 2013
Mortgages and notes payable, net	$—	$—	$1,863,903	$1,863,903
Credit facility	$—	$—	$615,000	$615,000

December 31, 2012
Mortgages and notes payable, net	$—	$—	$2,401,883	$2,401,883
Credit facility	$—	$—	$382,723	$382,723
Mortgages and notes payable, net:  The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.4% to 5.0% and 2.5% to 4.5% at September 30, 2013 and December 31, 2012, respectively.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the fixed rate credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate. The Company used a discount rate of 1.5% at September 30, 2013 and 2.0% at December 31, 2012.
There were no transfers of liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2013.
(14) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2013, the Company has guaranteed $15,630 of its outstanding mortgage and construction loans, with maturity dates ranging from December 16, 2013 through September 30, 2016.
(15) Litigation
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
(16) Subsequent Events
Subsequent to September 30, 2013, the Company:

•
drew $35,000, net of repayments, on its unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate balance of $24,066 and an interest rate of 6.39% and for general corporate purposes. The Company incurred a prepayment fee totaling $2,771 in conjunction with the repayment of these mortgages payable;

•
closed on the sale of Stop & Shop - Beekman, a 40,400 square foot single-user retail property located in Hopewell Junction, New York for a sales price of $15,300 and anticipated gain on sale of approximately $5,364;

•	closed on the sale of Duck Creek, a 134,200 square foot multi-tenant retail property located in Bettendorf, Iowa for a sales price of $19,700 and anticipated gain on sale of approximately $1,443;

•
closed on the sale of University Square, a 287,100 square foot multi-tenant retail property located in University Heights, Ohio for a sales price of $175 and anticipated gain on extinguishment of other liabilities of approximately $3,511; and

•
closed on the sale of Preston Trail Village, a 180,000 square foot multi-tenant retail property located in Dallas, Texas for a sales price of $17,955 and no significant gain or loss on sale due to impairment charges recognized on September 30, 2013.

On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan, which resulted in the Company’s acquisition of its partner’s 80% ownership interest in five properties. See Note 9 for further details of this transaction.
On October 5, 2013, all 48,519 shares of the Company’s Class B-3 common stock automatically converted to shares of Class A common stock.
On October 8, 2013, the Company’s shareholders approved the third amendment and restatement of the Company’s Independent Director Stock Option and Incentive Plan to add other types of equity grants that may be awarded under the plan, including restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights. On October 15, 2013, 43 restricted shares were granted to the Company’s independent directors at a grant date fair value per share of $13.91. The restricted shares will vest on the earlier of the date of the 2014 annual stockholder meeting or the first anniversary of the grant date.
On October 29, 2013, the Company’s board of directors declared the fourth quarter cash dividend for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2013 to preferred shareholders of record at the close of business on December 19, 2013.
On October 29, 2013, the Company’s board of directors declared the distribution for the fourth quarter of 2013 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on January 10, 2014 to Class A common shareholders of record at the close of business on December 31, 2013.

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

•	general economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	adverse economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	changes in our business strategy;

•	our projected operating results;

•	decreased rental rates or increased vacancy rates;

•	defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	increased interest rates or operating costs;

•	changes in real estate and zoning laws and increases in real property tax rates;

▪	declining real estate valuations and impairment charges;

•	our leverage;

•	our failure to generate sufficient cash flows to service our outstanding indebtedness;

•	our failure to obtain necessary outside financing;

•	availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks of real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our failure to successfully operate acquired properties;

•	our ability to manage our growth effectively;

•	retention of our senior management team;

•	availability of and our ability to attract and retain qualified personnel;

•	estimates relating to our ability to make distributions to our shareholders in the future;

•	our failure to qualify as a REIT;

•	impact of changes in governmental regulations, tax law and rates and similar matters;

•	our ability to comply with the laws, rules and regulations applicable to companies;

•	environmental uncertainties and risks related to natural disasters;

•	lack or insufficient amounts of insurance; and

•	future terrorist attacks in the U.S.;
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2012 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis compares the three months ended September 30, 2013 to the three months ended September 30, 2012 and the nine months ended September 30, 2013 to the nine months ended September 30, 2012 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
We are a fully-integrated, self-administered and self-managed REIT formed to own and operate high quality, strategically located shopping centers. We are one of the largest owners and operators of shopping centers in the United States. As of September 30, 2013, our retail operating portfolio consisted of 224 properties with approximately 32,030,000 square feet of gross leasable area (GLA), was geographically diversified across 34 states and included power centers, community centers, neighborhood centers and lifestyle centers, as well as single-user retail properties. Our retail properties are primarily located in retail districts within densely populated areas in highly visible locations with convenient access to interstates and major thoroughfares. Our retail properties have a weighted average age, based on annualized base rent (ABR), of approximately 11.3 years since initial construction. In addition to our retail operating portfolio, as of September 30, 2013, we also held interests in eight office properties, two industrial properties, 20 retail operating properties held by two unconsolidated joint ventures, three retail properties under development and five retail operating properties classified as held for sale. The following summarizes our consolidated operating portfolio as of September 30, 2013:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Retail
Wholly-owned	224	32,030	92.0%	93.6%

Office/Industrial
Wholly-owned	10	1,947	100.0%	100.0%
Total consolidated operating portfolio	234	33,977	92.5%	94.0%

(a)	Includes leases signed but not commenced.
As of September 30, 2013, over 90% of our shopping centers, based on GLA, were anchored or shadow anchored by a grocer, discount department store, wholesale club or retailer that sells basic household goods or clothing, including Target, TJX Companies, PetSmart, Best Buy, Bed Bath & Beyond, Home Depot, Kohl’s, Wal-Mart, Publix and Lowe’s. Overall, we have a broad and highly diversified retail tenant base that includes approximately 1,500 tenants with no one tenant representing more than 3.3% of the total ABR generated from our retail operating properties, or our retail ABR.
Company Highlights — Nine Months Ended September 30, 2013
Leasing Activity
Leasing activity remained strong during the nine months ended September 30, 2013 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures. During the three and nine months ended September 30, 2013, we signed 235 and 651 leases, respectively, for a total of approximately 1,660,000 and 3,910,000 square feet, respectively, achieving a renewal rate of 94.4% and 89.5%, respectively. Rental rates for comparable new leases signed during 2013 increased 10.1% and rental rates on comparable renewal leases signed during 2013 increased by 4.0% over previous rental rates, for a combined comparable releasing spread of 4.5% over previous rental income for the nine months ended September 30, 2013. We anticipate continued strong leasing volume for the remainder of 2013 and into 2014, at overall positive comparable releasing spreads.
The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the nine months ended September 30, 2013. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	450	3,150	$14.50	$13.94	4.0%	4.70	$1.25
Comparable New Leases	59	181	22.25	20.21	10.1%	6.78	19.73
Non-Comparable New and Renewal Leases (b)	142	579	13.89	n/a	n/a	6.92	18.93
Total	651	3,910	$14.92	$14.28	4.5%	5.16	$4.73

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Capital Markets
During the nine months ended September 30, 2013, we maintained our focus on strengthening our balance sheet by raising capital and deleveraging through asset dispositions and capital markets transactions. Specifically, we:

•
borrowed $235,000, net of repayments, on our unsecured credit facility and made notes payable repayments of $125,000 (IW JV senior and junior mezzanine notes), mortgages payable repayments of $326,347 (including a $26 condemnation where proceeds were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $15,970) and received forgiveness of mortgage debt of $19,615;

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
Dispositions
Disposition activity during the nine months ended September 30, 2013 included the sale of six operating properties and closing of additional transactions, including condemnations, earnouts and parcel sales, which resulted in net proceeds of $67,419. Additionally, our Hampton Retail Colorado, L.L.C. (Hampton) joint venture sold its two remaining properties for a combined sales price of $13,300. Proceeds from the sales were used to pay down the joint venture’s outstanding debt in its entirety and the venture has been dissolved.
On October 1, 2013, we dissolved our joint venture arrangement with our partner in RioCan as follows:

•	as discussed further below, we acquired our partner’s 80% ownership interest in five properties; and

•
we sold to our partner our 20% ownership interest in the remaining eight properties owned by the joint venture. The properties have an agreed upon value of approximately $477,500, with our 20% interest valued at approximately $95,500. We received cash consideration of approximately $53,700 before transaction costs and prorations and after our partner assumed the joint venture’s in-place mortgage financing on those properties of $209,200 at a weighted average interest rate of 3.7%.

We plan to continue to pursue opportunistic dispositions of select non-strategic and non-core properties. Refer to the subsequent events discussion for details of additional dispositions that have closed subsequent to September 30, 2013.

Acquisitions
Subsequent to September 30, 2013, we began executing on our investment strategy of acquiring high quality multi-tenant retail assets within target markets considered to possess substantial long-term retail demand attributes. As referenced above, on October 1, 2013, we acquired the 80% ownership interest held by our partner in RioCan in five properties owned by the joint venture. The properties have an agreed upon value of approximately $124,800, with our partner’s 80% interest valued at approximately $99,900. We paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of our partner’s 80% interest in the joint venture’s $67,900 in-place mortgage financing on those properties at a weighted average interest rate of 4.8%.
In addition, during the three months ended September 30, 2013, we entered into an agreement to acquire the following two multi-tenant retail properties located in the New York City MSA (collectively, the New York acquisitions) for a combined gross purchase price of $192,400:

•
Pelham Manor Shopping Plaza, located in Pelham Manor, New York, a 228,000 square foot community center, which was 98% leased as of September 30, 2013, with a mix of national tenants, including BJ’s Wholesale Club, Michaels, PetSmart and Five Below, and

•
Fordham Place, located in the Bronx, New York, a 262,000 square foot mixed-use property, which was 100% leased as of September 30, 2013, with a mix of national retail tenants and government service and not-for-profit office tenants.

The New York acquisitions are expected to close prior to December 31, 2013.
Distributions
We declared distributions of $1.3611 per share of preferred stock for the period beginning December 20, 2012 to, but excluding, September 30, 2013. We declared quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2013.
Results of Operations
We believe that net operating income (NOI) is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income, other property income, excluding straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense, straight-line bad debt expense and lease termination fee expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.
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
Comparison of the Three Months Ended September 30, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 233 operating properties acquired or placed in service prior to July 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 233 as of September 30, 2013 from 238 as of June 30, 2013 as a result of five investment properties classified as held for sale as of September 30, 2013 and, therefore, accounted for within discontinued operations and the sale of one investment property that was not classified as held for sale as of June 30, 2013, partially offset by one former development property which changed categorization from “Other investment properties” to same store during the three months ended September 30, 2013 because it was operational for both periods presented. We also sold an investment property during the three months ended September 30, 2013, which had no impact on the change in same store property count because it was classified as held for sale as of June 30, 2013 and, as such, it was accounted for within discontinued operations. The properties in “Other investment properties” primarily include our development properties and University Square, due to the continued exploration of strategic alternatives for the property.

	Three Months Ended September 30,
	2013	2012	Impact	Percentage
Operating revenues:
Same store investment properties (233 properties):
Rental income	$111,766	$109,436	$2,330	2.1
Tenant recovery income	27,607	25,844	1,763	6.8
Other property income	1,857	1,793	64	3.6
Other investment properties:
Rental income	645	750	(105)
Tenant recovery income	200	199	1
Other property income	47	53	(6)
Operating expenses:
Same store investment properties (233 properties):
Property operating expenses	(20,835)	(21,155)	320	1.5
Real estate taxes	(19,489)	(18,199)	(1,290)	(7.1)
Other investment properties:
Property operating expenses	(318)	(579)	261
Real estate taxes	(815)	(879)	64
Net operating income:
Same store investment properties	100,906	97,719	3,187	3.3
Other investment properties	(241)	(456)	215
Total net operating income	100,665	97,263	3,402	3.5

Other (expense) income:
Straight-line rental income, net	(142)	421	(563)
Amortization of acquired above and below market lease intangibles, net	220	254	(34)
Amortization of lease inducements	(96)	(13)	(83)
Lease termination fees	187	113	74
Straight-line ground rent expense	(874)	(1,036)	162
Depreciation and amortization	(53,254)	(53,052)	(202)
Provision for impairment of investment properties	(47,784)	—	(47,784)
Loss on lease terminations	(221)	(1,689)	1,468
General and administrative expenses	(6,820)	(7,227)	407
Equity in income (loss) of unconsolidated joint ventures, net	126	(1,863)	1,989
Interest expense	(32,381)	(46,244)	13,863
Recognized gain on marketable securities	—	9,108	(9,108)
Other income, net	985	1,047	(62)
Total other expense	(140,054)	(100,181)	(39,873)	(39.8)

Loss from continuing operations	(39,389)	(2,918)	(36,471)	(1,249.9)
Discontinued operations:
Loss, net	(1,018)	(23,440)	22,422
Gain on sales of investment properties	1,705	8,756	(7,051)
Income (loss) from discontinued operations	687	(14,684)	15,371	104.7
Gain on sales of investment properties	1,150	1,650	(500)
Net loss	(37,552)	(15,952)	(21,600)	(135.4)
Net loss attributable to the Company	(37,552)	(15,952)	(21,600)	(135.4)
Preferred stock dividends	(2,362)	—	(2,362)
Net loss attributable to common shareholders	$(39,914)	$(15,952)	$(23,962)	(150.2)
Total net operating income increased by $3,402, or 3.5%. Total rental income, tenant recovery and other property income increased by $4,047, or 2.9%, and total property operating expenses and real estate taxes increased by $645, or 1.6%, for the three months ended September 30, 2013 as compared to September 30, 2012. Same store net operating income increased by $3,187, or 3.3%.
Rental income. Rental income increased $2,330, or 2.1%, on a same store basis from $109,436 to $111,766. The same store increase is primarily due to an increase of $2,249 consisting of contractual rent changes, occupancy growth and renewal spreads, in addition to $49 from additional percentage rent related to various tenants.
Overall, rental income increased $2,225, or 2.0%, from $110,186 to $112,411, due to the increase in the same store portfolio described above partially offset by a decrease of $105 in other investment properties.

Tenant recovery income. Tenant recovery income increased $1,763, or 6.8%, on a same store basis from $25,844 to $27,607, primarily due to an increase of $1,205 in estimated recovery income resulting from increases in real estate tax expense and an increase in certain recoverable property operating expenses described below, in addition to an increase of $359 as a result of fewer adjustments related to tenant dispute resolution and an increase of $247 primarily related to the update of tenant recovery income estimates as a result of the completion of real estate tax expense reconciliations.
Total tenant recovery income increased $1,764, or 6.8%, from $26,043 to $27,807, primarily due to the same store portfolio increase described above.
Property operating expenses. Property operating expenses decreased $320, or 1.5%, on a same store basis from $21,155 to $20,835. The same store decrease is primarily due to a decrease in certain non-recoverable property operating expenses of $1,133, partially offset by increases in bad debt expense of $477 and certain recoverable property operating expenses of $336.
Total property operating expenses decreased $581, or 2.7%, from $21,734 to $21,153, primarily due to the net decrease in the same store portfolio described above as well as a decrease of $90 in bad debt expense and a decrease in certain recoverable and non-recoverable property operating expenses of $17 and $154, respectively, at our other investment properties.
Real estate taxes. Real estate taxes increased $1,290, or 7.1%, on a same store basis from $18,199 to $19,489. This increase is primarily due to a net increase of $1,236 in current period expense primarily due to increases in assessed values, a net increase in tax consulting fees of $308 and a net increase of $129 related to the update of prior year estimates based on actual real estate taxes paid, partially offset by a $383 increase in real estate tax refunds received.
Overall, real estate taxes increased $1,226, or 6.4%, from $19,078 to $20,304 primarily due to an increase in the same store portfolio described above and a decrease of $124 on current year real estate tax expense, partially offset by a decrease in refunds of $60 from other investment properties.
Other income (expense). Total other expense increased $39,873, or 39.8%, from $100,181 to $140,054, primarily due to:

•
a $47,784 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges on two operating properties during the three months ended September 30, 2013 and none during the three months ended September 30, 2012;

•	a $9,108 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012;
partially offset by

•	a $13,863 decrease in interest expense primarily consisting of:

•	a $7,861 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a $4,089 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%; and

•	a decrease in interest on our credit facility of $549 due to lower interest rates following the May 2013 amendment and restatement of the facility.
Discontinued operations. Discontinued operations consist of amounts related to six properties that were sold and five properties classified as held for sale as of and for the nine months ended September 30, 2013. We closed on the sale of three single-user retail properties, one multi-tenant retail property and two single-user office properties for consideration totaling $54,866 and gains of $3,640 during the nine months ended September 30, 2013. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. We closed on the sale of 22 single-user retail properties, five multi-tenant retail properties, a single-user industrial property and three single-user office properties, one of which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the year ended December 31, 2012 for consideration totaling $475,631, extinguishment of mortgage debt of $254,306 and total gains of $30,141.

Comparison of the Nine Months Ended September 30, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 232 operating properties acquired or placed in service prior to January 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 232 as of September 30, 2013 from 239 as of December 31, 2012 as a result of the sale of three investment properties during the nine months ended September 30, 2013, which were not classified as held for sale as of December 31, 2012, and five investment properties classified as held for sale as of September 30, 2013 and, therefore, accounted for within discontinued operations, partially offset by one former development property which changed categorization from “Other investment properties” to same store because it was part of our operating property portfolio for both periods presented. We also sold three additional investment properties during the nine months ended September 30, 2013, which had no impact on the change in same store property count because they were classified as held for sale as of December 31, 2012, and, as such, they were accounted for within discontinued operations. The properties in “Other investment properties” primarily include our development properties, a former development property that was not classified within our operating property portfolio for both periods presented and University Square, due to the continued exploration of strategic alternatives for the property.

	Nine Months Ended September 30,
	2013	2012	Impact	Percentage
Operating revenues:
Same store investment properties (232 properties):
Rental income	$331,292	$325,332	$5,960	1.8
Tenant recovery income	76,509	77,085	(576)	(0.7)
Other property income	5,418	5,667	(249)	(4.4)
Other investment properties:
Rental income	4,338	4,224	114
Tenant recovery income	899	664	235
Other property income	160	197	(37)
Operating expenses:
Same store investment properties (232 properties):
Property operating expenses	(64,134)	(65,275)	1,141	1.7
Real estate taxes	(54,138)	(53,047)	(1,091)	(2.1)
Other investment properties:
Property operating expenses	(1,636)	(1,599)	(37)
Real estate taxes	(2,661)	(3,366)	705
Net operating income:
Same store investment properties	294,947	289,762	5,185	1.8
Other investment properties	1,100	120	980
Total net operating income	296,047	289,882	6,165	2.1

Other (expense) income:
Straight-line rental income, net	(1,112)	862	(1,974)
Amortization of acquired above and below market lease intangibles, net	682	1,098	(416)
Amortization of lease inducements	(264)	(41)	(223)
Lease termination fees	1,327	1,640	(313)
Straight-line ground rent expense	(2,675)	(2,862)	187
Depreciation and amortization	(168,857)	(159,662)	(9,195)
Provision for impairment of investment properties	(54,478)	(1,323)	(53,155)
Loss on lease terminations	(813)	(6,328)	5,515
General and administrative expenses	(23,163)	(18,691)	(4,472)
Gain on extinguishment of debt	26,331	3,879	22,452
Equity in loss of unconsolidated joint ventures, net	(736)	(5,467)	4,731
Interest expense	(114,449)	(133,001)	18,552
Co-venture obligation expense	—	(3,300)	3,300
Recognized gain on marketable securities	—	16,373	(16,373)
Other income, net	4,146	1,500	2,646
Total other expense	(334,061)	(305,323)	(28,738)	(9.4)

Loss from continuing operations	(38,014)	(15,441)	(22,573)	(146.2)
Discontinued operations:
Income (loss), net	2,111	(22,293)	24,404
Gain on sales of investment properties	3,640	16,518	(12,878)
Income (loss) from discontinued operations	5,751	(5,775)	11,526	199.6
Gain on sales of investment properties	8,802	6,652	2,150
Net loss	(23,461)	(14,564)	(8,897)	(61.1)
Net loss attributable to the Company	(23,461)	(14,564)	(8,897)	(61.1)
Preferred stock dividends	(7,087)	—	(7,087)
Net loss attributable to common shareholders	$(30,548)	$(14,564)	$(15,984)	(109.8)
Total net operating income increased by $6,165, or 2.1%. Total rental income, tenant recovery and other property income increased by $5,447, or 1.3%, and total property operating expenses and real estate taxes decreased by $718, or 0.6%, for the nine months ended September 30, 2013 as compared to September 30, 2012. Same store net operating income increased by $5,185, or 1.8%.

Rental income. Rental income increased $5,960, or 1.8%, on a same store basis from $325,332 to $331,292. The same store increase is primarily due to an increase of $5,595 from contractual rent changes, occupancy growth and renewal spreads, partially offset by a decrease of $223, primarily from reduced percentage rent related to various tenants.
Overall, rental income increased $6,074, or 1.8%, from $329,556 to $335,630, due to the increase in the same store portfolio described above and an increase of $114 in other investment properties.
Tenant recovery income. Tenant recovery income decreased $576, or 0.7%, on a same store basis from $77,085 to $76,509, primarily due to a decrease of $1,133 related to adjustments from the common area maintenance (CAM) and real estate tax reconciliation process, in addition to a decrease of $1,111 related to an increase in real estate tax refunds described below, partially offset by an increase of $840 as a result of fewer adjustments related to tenant dispute resolution and an overall increase in CAM and real estate tax recovery income of $783 due to the increase in expenses referred to below.
Total tenant recovery income decreased $341, or 0.4%, from $77,749 to $77,408, primarily due to the net decrease in the same store portfolio described above, offset by an increase of $363 primarily due to adjustments from the CAM and real estate tax reconciliation process at our other investment properties.
Property operating expenses. Property operating expenses decreased $1,141, or 1.7%, on a same store basis from $65,275 to $64,134. The same store decrease is primarily due to a decrease in certain non-recoverable property operating expenses of $2,619, partially offset by increases in certain recoverable property operating expenses of $768 and bad debt expense of $710.
Total property operating expenses decreased $1,104, or 1.7%, from $66,874 to $65,770, primarily due to the net decrease in the same store portfolio described above, partially offset by an increase in bad debt expense of $422 as well as a decrease in certain recoverable and non-recoverable property operating expenses of $67 and $318, respectively, at our other investment properties.
Real estate taxes. Real estate taxes increased $1,091, or 2.1%, on a same store basis from $53,047 to $54,138. This increase is primarily due to a net increase of $2,409 in current period expense primarily due to increases in assessed values and a net increase in tax consulting fees of $233, partially offset by a net increase of $1,856 in real estate tax refunds received.
Overall, real estate taxes increased $386, or 0.7%, from $56,413 to $56,799 primarily due to an increase in the same store portfolio described above, partially offset by a decrease in current period expense of $369 and a decrease in adjustments related to the update of prior year estimates of $255, as well as an increase of $54 in real estate tax refunds from our other investment properties.
Other income (expense). Total other expense increased $28,738, or 9.4%, from $305,323 to $334,061, primarily due to:

•
a $53,155 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 12 and 13 to the condensed consolidated financial statements), we recognized impairment charges on three operating properties and an impairment charge on a parcel of an operating property for the nine months ended September 30, 2013 and 2012, respectively;

•	a $16,373 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012;

•	a $9,195 increase in depreciation and amortization primarily due to the write-off of assets demolished as part of a re-development effort at an operating property in the second quarter of 2013;

•
a $4,472 increase in general and administrative expenses primarily due to costs incurred during the nine months ended September 30, 2013 in conjunction with our information technology platform, increased costs associated with being a publicly-traded company and increased legal expenses;

partially offset by

•
a $22,452 increase in gain on extinguishment of debt resulting from the $26,331 gain recognized in 2013 related to the settlement of the mortgage payable that had matured in 2010 and the extinguishment of the related accrued interest, partially offset by $3,879 of debt forgiveness in 2012 related to the payoff of a construction loan;

•	an $18,552 decrease in interest expense primarily consisting of:

•	a $21,192 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a $11,529 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%;

•	a $3,085 decrease in interest on our credit facility due to lower interest rates following the May 2013 amendment and restatement of the facility;
partially offset by

•	the 2013 payment of $6,250 in prepayment penalties and non-cash loan fee write-offs of $2,492 related to the repayment of the IW JV senior and junior mezzanine notes, and

•	a $10,858 net decrease in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012.

•	a $5,515 decrease in loss on lease terminations in the first nine months of 2013 as compared to the first nine months of 2012;

•
a $4,731 decrease in equity in loss of unconsolidated joint ventures primarily due to a decrease in property level impairment charges recorded during 2012 at one of our unconsolidated joint ventures, and

•	a $3,300 decrease in co-venture obligation expense related to our purchase of the remainder of our partner’s interest in IW JV in April 2012.
Discontinued operations. Discontinued operations consist of amounts related to six properties that were sold and five properties classified as held for sale as of and for the nine months ended September 30, 2013. Income, net from discontinued operations for the nine months ended September 30, 2013 includes $5,309 of income attributable to settlement proceeds received from the Mervyns bankruptcy. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. Refer to the discussion regarding discontinued operations within the comparison of the three months ended September 30, 2013 and 2012 for additional information.
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

FFO and Operating FFO are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss attributable to common shareholders	$(39,914)	$(15,952)	$(30,548)	$(14,564)
Depreciation and amortization	56,236	61,219	179,362	188,600
Provision for impairment of investment properties	49,964	22,377	59,426	24,930
Gain on sales of investment properties	(2,855)	(10,406)	(13,419)	(23,170)
FFO	$63,431	$57,238	$194,821	$175,796

Impact on earnings from the early extinguishment of debt, net	367	2,249	(18,783)	(11,500)
Recognized gain on marketable securities	—	(9,108)	—	(16,373)
Joint venture investment impairment	—	—	1,834	—
Excise tax accrual	—	—	—	4,594
Provision for hedge ineffectiveness	41	157	(891)	467
Other	(567)	—	(917)	(1,627)
Operating FFO	$63,272	$50,536	$176,064	$151,357
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. Total loss on lease terminations included in depreciation and amortization, including our proportionate share from unconsolidated joint ventures, above for the three months ended September 30, 2013 and 2012 were $295 and $1,129, respectively. Total loss on lease terminations included in depreciation and amortization, including our proportionate share from unconsolidated joint ventures, above for the nine months ended September 30, 2013 and 2012 were $1,319 and $6,222, respectively.
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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, total or partial dispositions of assets through sales or contributions to joint ventures and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the NYSE, the completion of a public offering of our Series A preferred stock and the establishment of our ATM equity program. As of September 30, 2013, we had $65,479 of debt scheduled to mature through the end of 2013, substantially all of which we plan on satisfying by using a combination of proceeds from our amended credit facility, asset sales and capital markets transactions.

The table below summarizes our consolidated indebtedness at September 30, 2013:

Debt	Aggregate Principal Amount at September 30, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a) (b)	$1,697,617	6.15%	4.9 years
Variable rate construction loan	10,917	2.44%	1.1 years
Total mortgages payable	1,708,534	6.13%	4.8 years
Discount, net of accumulated amortization	(1,109)
Total mortgages payable, net	1,707,425	6.13%	4.8 years
Unsecured credit facility:
Fixed rate portion of term loan (c)	300,000	1.99%	4.6 years
Variable rate portion of term loan	150,000	1.64%	4.6 years
Variable rate revolving line of credit	165,000	1.69%	3.6 years
Total unsecured credit facility	615,000	1.82%	4.3 years

Total consolidated indebtedness, net	$2,322,425	4.99%	4.7 years

(a)	Includes $69,491 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2013.

(b)	Excludes mortgages payable of $18,613 associated with two investment properties held for sale as of September 30, 2013.

(c)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable and Construction Loans
As of September 30, 2013, mortgages payable outstanding, excluding liabilities associated with investment properties held for sale, were $1,708,534 (excluding mortgage discount of $1,109, net of accumulated amortization) and had a weighted average interest rate of 6.13%. Of this amount, $1,697,617 had fixed rates ranging from 3.50% to 8.00% and a weighted average fixed rate of 6.15% at September 30, 2013. The weighted average interest rate for the fixed rate mortgages payable excludes the impact of the discount and capitalized loan fee amortization. The remaining $10,917 of mortgages payable represented a variable rate construction loan with an interest rate of 2.44% at September 30, 2013 based on a spread over LIBOR. Properties and the related tenant leases are pledged as collateral for the mortgage loans while a consolidated joint venture property and the related tenant leases are pledged as collateral for the construction loan. Generally, our mortgages payable are secured by individual properties or groups of properties. As of September 30, 2013, our outstanding mortgage indebtedness had a weighted average years to maturity of 4.8 years.
During the nine months ended September 30, 2013, we made mortgages payable repayments of $326,347 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $15,970) and received forgiveness of mortgage debt of $19,615. The loans repaid during the nine months ended September 30, 2013 had either a fixed interest rate or a variable rate that was swapped to a fixed rate, and a weighted average interest rate of 6.30%.
IW JV Mezzanine Notes
IW JV is a former joint venture that has been 100% owned since April 26, 2012. The mezzanine notes payable were scheduled to mature on December 1, 2019. On February 1, 2013, we repaid the entire $125,000 balance of the notes payable. We paid a 5% prepayment fee totaling $6,250 and wrote-off $2,492 of loan fees related to the prepayment.
Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,000,000, consisting of a $550,000 unsecured revolving line of credit which matures on May 12, 2017 and a $450,000 unsecured term loan which matures on May 11, 2018. The unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of September 30, 2013, we had a total of $165,000 outstanding under the unsecured revolving line of credit.
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
We have an interest rate swap to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of September 30, 2013, the weighted average interest rate under the unsecured revolving line of credit and unsecured term loan was 1.82%.
Pursuant to the terms of the unsecured credit agreement, we are subject to various covenants, including the requirement to maintain the following: (i) maximum unsecured and secured leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of September 30, 2013, management believes we were in compliance with all of the covenants and default provisions under the credit agreement.
For a full list of all covenants related to our unsecured credit facility, refer to the Third Amended and Restated Credit Agreement, dated May 13, 2013, filed as Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.
As of December 31, 2012, we had a $650,000 unsecured credit facility pursuant to an agreement with KeyBank National Association and other financial institutions. The credit facility consisted of a $350,000 unsecured revolving line of credit and a $300,000 unsecured term loan, which were scheduled to mature on February 24, 2015 and February 24, 2016, respectively.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of our mortgages payable and unsecured credit facility as of September 30, 2013 for the remainder of 2013, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2013:

	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Debt (a) :
Fixed rate debt:
Mortgages payable (b)	$65,479	$53,364	$439,959	$37,823	$285,617	$815,375	$1,697,617	$1,852,986
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	—	300,000	300,000	300,000
Total fixed rate debt	65,479	53,364	439,959	37,823	285,617	1,115,375	1,997,617	2,152,986

Variable rate debt:
Mortgages payable	—	10,917	—	—	—	—	10,917	10,917
Unsecured credit facility	—	—	—	—	165,000	150,000	315,000	315,000
Total variable rate debt	—	10,917	—	—	165,000	150,000	325,917	325,917
Total debt (d)	$65,479	$64,281	$439,959	$37,823	$450,617	$1,265,375	$2,323,534	$2,478,903

Weighted average interest rate on debt:
Fixed rate debt	4.63%	6.21%	5.79%	6.22%	5.73%	5.36%	5.53%
Variable rate debt	—	2.44%	—	—	1.69%	1.64%	1.69%
Total	4.63%	5.57%	5.79%	6.22%	4.25%	4.92%	4.99%

(a)	The debt maturity table does not include mortgage discount of $1,109, net of accumulated amortization, which was outstanding as of September 30, 2013.

(b)	Includes $69,491 of variable rate mortgage debt that was swapped to a fixed rate.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of September 30, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
We plan on addressing our mortgages payable maturities by using proceeds from our amended credit facility, asset sales and capital markets transactions.

Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Internal Revenue Code of 1986, as amended (the Code) generally requires that a REIT distribute annually at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order to qualify as a REIT, and the Code generally taxes a REIT on any retained income.
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
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our revolving line of credit, and funding acquisitions. During the nine months ended September 30, 2013, 5,547 shares were issued and sold at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. As of September 30, 2013, we had common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of September 30, 2013, including one consolidated joint venture and three wholly-owned properties. As of September 30, 2013, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at September 30, 2013		Construction Loan Balance at September 30, 2013
Henderson, Nevada	Green Valley Crossing	50.0%	$3,907		$10,917
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,440		—
Henderson, Nevada	Lake Mead Crossing	100.0%	17,251		—
			$49,752	(a)	$10,917

(a)
Total excludes $25,508 of costs, net of accumulated depreciation, placed in service, none of which was placed in service during the nine months ended September 30, 2013. As of September 30, 2013, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $1,367.

Asset Dispositions
During 2012 and the nine months ended September 30, 2013, our asset sales were an integral component of our deleveraging and recapitalization efforts. The following table highlights the results of our asset dispositions during 2012 and the nine months ended September 30, 2013.

	Number of Assets Sold	GLA	Consideration	Total Mortgage Debt Extinguished	Net Sales Proceeds
2013 Dispositions (through September 30, 2013)	6	529,600	$54,866	$—	$54,029
2012 Dispositions	31	4,420,300	$475,631	$254,306	$211,381
In addition to the above, we received net proceeds of $13,390 during the nine months ended September 30, 2013 and $11,203 during the year ended December 31, 2012 from condemnation awards, earnouts and the sale of parcels at certain of our properties.
Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2013 and 2012
Cash Flows from Operating Activities
Cash flows provided by operating activities were $177,967 and $131,655 for the nine months ended September 30, 2013 and 2012, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges for depreciation and amortization, provision for impairment of investment properties and gains on sales of investment properties and extinguishment of debt. The $46,312 increase in operating cash flows is primarily attributable to a reduction of cash paid for interest of $39,719, an increase in distributions on investments in unconsolidated joint ventures of $2,378, as well as ordinary course fluctuations in working capital accounts, partially offset by a decrease in NOI of $12,760 (including a decrease of $18,612 in NOI from discontinued operations, offset by an increase in NOI from continuing operations of $5,852) and a $2,067 decrease in dividends received.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $31,243 and $230,133, respectively, for the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013 and 2012, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $67,419 and $200,645, respectively. During the nine months ended September 30, 2013 and 2012, $31,456 and $26,690, respectively, were used for capital expenditures and tenant improvements, $7,111 and $7,859, respectively, were invested in our unconsolidated joint ventures, and $887 and $285, respectively, were used for existing development projects. During the nine months ended September 30, 2013 and 2012, amounts returned from restricted escrow accounts, some of which are required under certain mortgage arrangements, were $2,519 and $21,099, respectively, and distributions of investments in unconsolidated joint ventures were $836 and $17,403, respectively. During the nine months ended September 30, 2012, we received proceeds from the sale of marketable securities of $25,799, due to the liquidation of our marketable securities portfolio in 2012.

Cash Flows from Financing Activities
Cash flows used in financing activities were $276,958 and $390,374, respectively, for the nine months ended September 30, 2013 and 2012. We used $237,173 and $511,288 during these periods, respectively, in cash flow related to the net activity from principal payments on mortgages and notes payable, including the repayment of $125,000 of IW JV notes payable in 2013, the payment of loan fees and net proceeds from our credit facility. During the nine months ended September 30, 2013, we paid $122,898 in distributions to our shareholders and we received $84,835 in proceeds from the issuance of common stock through our ATM equity program in 2013. During the nine months ended September 30, 2012, we paid $90,191 in distributions, net of distributions reinvested through the DRP, to our shareholders and we used $7,541 for the repayment of margin debt. We also repaid $50,000 in settlement of the co-venture obligation during the nine months ended September 30, 2012. In 2012, we also received $272,081 in proceeds from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with our April 2012 public offering.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of September 30, 2013, the joint venture owned six multi-tenant retail properties, which we contributed at inception of the venture.
On May 20, 2010, we entered into definitive agreements to form a joint venture (RioCan) with a wholly-owned subsidiary of RioCan Real Estate Investment Trust. On October 1, 2013, we dissolved our joint venture arrangement with our partner in RioCan.
In addition, as of September 30, 2013, we held investments in one other unconsolidated joint venture. Our investments in unconsolidated joint ventures are further discussed in Note 9 to the accompanying condensed consolidated financial statements.
The table below summarizes the outstanding debt of our unconsolidated joint ventures as of September 30, 2013, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
RioCan (a)	20.0%	$277,026	3.94%	3.8 years
MS Inland	20.0%	$142,771	4.79%	4.2 years

(a)	Aggregate principal amount excludes mortgage premium of $470 and discount of $857, net of accumulated amortization.
Other than described above, we have no off-balance-sheet arrangements as of September 30, 2013 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Critical Accounting Policies and Estimates
Our 2012 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2013, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding certain recent accounting pronouncements that we have adopted.
Subsequent Events
Subsequent to September 30, 2013, we:

•
drew $35,000, net of repayments, on our unsecured revolving line of credit and used the proceeds to repay mortgages payable with an aggregate balance of $24,066 and an interest rate of 6.39% and for general corporate purposes. We incurred a prepayment fee totaling $2,771 in conjunction with the repayment of these mortgages payable;

•
closed on the sale of Stop & Shop - Beekman, a 40,400 square foot single-user retail property located in Hopewell Junction, New York for a sales price of $15,300 and anticipated gain on sale of approximately $5,364;

•	closed on the sale of Duck Creek, a 134,200 square foot multi-tenant retail property located in Bettendorf, Iowa for a sales price of $19,700 and anticipated gain on sale of approximately $1,443;

•
closed on the sale of University Square, a 287,100 square foot multi-tenant retail property located in University Heights, Ohio for a sales price of $175 and anticipated gain on extinguishment of other liabilities of approximately $3,511; and

•
closed on the sale of Preston Trail Village, a 180,000 square foot multi-tenant retail property located in Dallas, Texas for a sales price of $17,955 and no significant gain or loss on sale due to impairment charges recognized on September 30, 2013.

On October 1, 2013, we dissolved our joint venture arrangement with our partner in RioCan, which resulted in our acquisition of our partner’s 80% ownership interest in five properties. See Note 9 to the accompanying condensed consolidated financial statements for further details regarding this transaction.
On October 5, 2013, all 48,519 shares of our Class B-3 common stock automatically converted to shares of Class A common stock.
On October 8, 2013, our shareholders approved the third amendment and restatement of our Independent Director Stock Option and Incentive Plan to add other types of equity grants that may be awarded under the plan, including restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights. On October 15, 2013, 43 restricted shares were granted to our independent directors at a grant date fair value per share of $13.91. The restricted shares will vest on the earlier of the date of the 2014 annual stockholder meeting or the first anniversary of the grant date.
On October 29, 2013, our board of directors declared the fourth quarter cash dividend for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2013 to preferred shareholders of record at the close of business on December 19, 2013.
On October 29, 2013, our board of directors declared the distribution for the fourth quarter of 2013 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 10, 2014 to Class A common shareholders of record at the close of business on December 31, 2013.

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
As of September 30, 2013, we had $369,491 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at September 30, 2013
Fixed rate portion of credit facility	$300,000	February 24, 2016	$498
The Shops at Legacy	61,100	December 15, 2013	314
Heritage Towne Crossing	8,391	September 30, 2016	210
	$369,491		$1,022
For a discussion concerning our scheduled debt maturities and required principal payments of our mortgages payable and unsecured credit facility as of September 30, 2013 for the remainder of 2013, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $3,700.
The combined carrying amount of our mortgages payable and unsecured credit facility is approximately $156,478 lower than the fair value as of September 30, 2013.
We had $325,917 of variable rate debt, excluding $369,491 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.69% at September 30, 2013. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2013, interest expense would increase by approximately $3,259 on an annualized basis.
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
Based on management’s evaluation as of September 30, 2013, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or the the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2013 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013.
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Loss for the Three-Month Periods and Nine-Month Periods Ended September 30, 2013 and 2012, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2013 and 2012, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2013 and 2012, and (v) Notes to Condensed Consolidated Financial Statements.*

* In accordance with Rule 406T of Regulations S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	November 5, 2013

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 5, 2013

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	November 5, 2013