Form 10-K
period 2013-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2014-02-19
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2013, the aggregate market value of the Class A common stock held by non-affiliates was approximately $2.7 billion based upon the closing price as reported on the New York Stock Exchange on June 28, 2013 of $14.28 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 14, 2014:
Class A common stock:    236,302,369 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 22, 2014 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2013.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All share amounts and dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we,” “our,” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries, including consolidated joint ventures.
Item 1. Business
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2013, we owned 228 retail operating properties representing 31,597,000 square feet of gross leasable area (GLA), including our pro rata share of unconsolidated joint ventures. Our retail operating portfolio primarily includes power centers, neighborhood and community centers and lifestyle centers, as well as single-user retail properties.
The following table summarizes our consolidated and unconsolidated operating portfolio, including our office and industrial properties, as of December 31, 2013:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Consolidated operating portfolio:
Retail (b)	222	31,358	93.4%	94.4%
Office	8	1,660	100.0%	100.0%
Industrial	1	159	100.0%	100.0%
Total consolidated operating portfolio	231	33,177	93.8%	94.7%

Unconsolidated operating portfolio:
Retail (c)	6	1,195	92.5%	96.6%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail property classified as held for sale as of December 31, 2013.

(c)	Properties held in one unconsolidated joint venture in which we hold a 20% interest. Information is presented at 100%.
In addition to our consolidated and unconsolidated operating portfolio, as of December 31, 2013, we held interests in three retail properties under development, one of which is held in a consolidated joint venture.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, management began a long-term portfolio repositioning effort to focus the portfolio on high quality, multi-tenant retail properties. The core objective of this effort is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. We believe that concentrating our portfolio in multi-tenant retail properties in these target markets will allow us to optimize our local and regional operating platforms and drive operating performance. We have identified 10 target markets: New York City/Long Island, Baltimore/Washington, DC, Chicago, Atlanta, Dallas, Houston, Austin, San Antonio, Phoenix and Seattle, which generally feature one or more of the following characteristics:

•	well-diversified local economy;

•	strong demographic profile with significant long-term population growth or above-average existing density, low relative cost-of living and/or a highly educated employment base;

•	fiscal and regulatory environment conducive to business activity and growth;

•	strong barriers to entry, whether topographical, regulatory or density driven; and

•	ability to create critical mass and realize operational efficiencies.
Since the beginning of 2012, we have sold 63 properties, primarily in our non-target markets, for aggregate consideration of approximately $917,160, including our pro rata share of unconsolidated joint ventures, with the majority of proceeds used for leverage reduction. Substantially all proceeds from disposition activity beyond 2013 are expected to be redeployed into external growth initiatives, including strategic acquisitions. In the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality multi-tenant retail assets within our target markets with the acquisition of the 80% ownership interest previously held by our partner in RC Inland L.P. (RioCan) in five multi-tenant retail properties located in Texas. In addition, we acquired two multi-tenant retail properties located in the New York City metropolitan statistical area (MSA) from a third party.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private individuals and other real estate companies, some of which may have a lower cost of capital than we do.
From an operational perspective, we compete with other property owners on the basis of location, visibility, quality and aesthetic value of construction, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These factors include other forms of retailing, including e-commerce, catalog companies and direct consumer sales and general competition from other regional shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:

•	consumer demographics;

•	quality, design and location of properties;

•	diversity of retailers and anchor tenants at shopping center locations;

•	management and operational expertise; and

•	rental rates.
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our long-term strategy of focusing on 10 to 15 target markets will provide for a more thorough understanding of local market trends and dynamics, which we believe will enhance our ability to drive revenue growth.
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute at least 90% of our REIT taxable income to our shareholders, excluding the deduction for dividends paid or net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly-owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates. The income tax expense incurred as a result of the TRS has not had a material impact on our consolidated financial statements.
Regulation
General
The properties in our portfolio are subject to various laws, ordinances and regulations, including regulations relating to common areas.

Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act, or ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are in substantial compliance with the ADA and that we will not be required to make substantial capital expenditures to address the requirements of the ADA. Refer to Item 1A. “Risk Factors” for more information regarding compliance with the ADA.
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
Insurance
We carry comprehensive liability and property insurance coverage inclusive of fire, extended coverage, earthquake, terrorism and loss of income insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We believe that the properties in our portfolio are adequately insured. Terrorism insurance is carried on all properties in an amount and with deductibles that we believe are commercially reasonable. See Item 1A. “Risk Factors” for more information. The terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. We do not carry insurance for losses attributable to riots or certain acts of God.
Employees
As of December 31, 2013, we had 255 employees.
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
Shareholders wishing to communicate directly with the board of directors or any committee can do so by writing to the attention of the Board of Directors or applicable committee in care of Retail Properties of America, Inc. at 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523.
Item 1A. Risk Factors
In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock or preferred stock. In addition to the following disclosures, please refer to the other information contained in this report including the consolidated financial statements and the related notes.

RISKS RELATING TO OUR BUSINESS AND OUR PROPERTIES
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our retail properties.
Real estate investments are subject to various risks, fluctuations and cycles, many of which are beyond our control. Our operating and financial performance and the value of our properties can be affected by many of these factors, including the following:

•
national, regional and local economies, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity and other adverse business concerns;

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space resulting in vacancies or compromising our ability to rent space on favorable terms;

•	the convenience and quality of competing retail properties and other retailing options such as the Internet;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;

•	adverse changes in financial conditions of buyers, sellers and tenants of our properties, including bankruptcies, financial difficulties or lease defaults by our tenants;

•	fluctuations in interest rates, which could adversely affect our ability and the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
In addition, a period of economic slowdown or recession, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading prices of our Class A common stock and Series A preferred stock and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are geographically concentrated, especially in the Dallas-Fort Worth-Arlington area in which we have a high concentration of properties.
The economic conditions in markets in which our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. Specifically, as of December 31, 2013, approximately 12.2% of the GLA and approximately 15.5% of the annualized base rent (ABR) from our retail operating portfolio were represented by properties located in the Dallas-Fort Worth-Arlington area. As such, poor economic or market conditions in markets in which our properties are concentrated may adversely affect our cash flow, financial condition and results of operations.
We face significant competition in the leasing market, which may decrease or prevent increases in the occupancy and rental rates of our properties.
We compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as our properties. If our competitors offer space at rental rates below current market rates, or below the rental rates we currently charge our tenants, we may lose existing or potential tenants. In order to attract new tenants and retain existing tenants, we may be pressured to reduce our rental rates below those we currently charge. As a result, our cash flow, financial condition and results of operations may be adversely affected.

We may be unable to renew leases, lease vacant space or re-lease space as leases expire and rents associated with new leases may be less than expiring rents (lease roll-down), which could adversely affect our cash flow, financial condition and results of operations.
Approximately 5.6% of the total GLA in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, was vacant as of December 31, 2013, excluding leases signed but not commenced. In addition, leases accounting for approximately 28.4% of the ABR in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as of December 31, 2013 are scheduled to expire between 2014 and 2016. We cannot assure you that leases will be renewed or that our properties will be re-leased at net effective rental rates equal to or above the current average net effective rental rates, or that substantial rent abatements, tenant improvements, lease inducements or incentives, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. The rental rate spread between expiring leases and new leases may vary both from property to property and among different leased spaces within a single property. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our cash flow, financial condition and results of operations could be adversely affected.
We may be required to incur significant capital expenditures to improve our properties in order to retain and attract tenants, which could adversely affect our cash flow, financial condition and results of operations.
In order to attract new tenants and retain existing tenants, we may be required to offer substantial tenant improvements or inducements, accommodate requests for renovations and other improvements or provide additional services to our tenants. Additionally, we may have to incur significant capital or other expenditures in order to retain tenants or attract new tenants in sufficient numbers. If we have to incur significant expenditures or are unable to make such expenditures, resulting in non-renewals by tenants upon expiration of their leases or the inability to obtain new tenants, it could have an adverse effect on our cash flow, financial condition and results of operations.
Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. Therefore, our cash flow, financial condition and results of operations materially depend on the financial stability of our tenants and our ability to collect amounts due on our leases. If the sales of stores operating in our properties decline sufficiently, tenants may be unable to pay their existing minimum rents or other charges, or tenants may decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may even exercise early termination rights (to the extent available). If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be adversely affected. In addition, although minimum rent is supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by that party, which could result in a reduction to our cash flow, financial condition and results of operations.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Our cash flow, financial condition and results of operations could be adversely affected in the event of a downturn in the business, or the bankruptcy or insolvency of any anchor tenant, particularly an anchor tenant with multiple store locations. Anchor tenants generally occupy significant amounts of square footage and pay a significant portion of the total rents at a property. Additionally, anchor tenants and “shadow” anchors, retailers occupying space that we do not own, in or adjacent to our properties, contribute to the success of other tenants by drawing a significant number of customers to a property. The closing of one or more anchor or “shadow” anchor stores at a property could adversely affect that property and result in lease terminations by, or reductions in rent from, other tenants whose leases permit termination or rent reduction in those circumstances or whose own operations may suffer as a result of the anchor store closing. In addition, we may be unable to re-let such space on similar terms and in a timely manner.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, subject to certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, terminate its lease early or have its rent reduced. A tenant ceasing operations as a result of these provisions could result in decreased customer traffic and related decreased sales for our other tenants at that property, which may result in our other tenants being unable to pay their minimum rents or other charges. To the extent these provisions in our retail leases result in lower revenue or tenant sales, or in tenants’ rights to terminate their leases early, our cash flow, financial condition and results of operations could be adversely affected.
Our expenses may remain constant or increase, even if income from our properties decreases, causing our cash flow, financial condition and results of operations to be adversely affected.
Costs associated with our business, such as real estate taxes, state and local taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs in response to revenue declines, our cash flow, financial condition and results of operations may be adversely affected. In addition, inflationary price increases could result in increased operating costs or increases in assessed valuations could result in increased real estate taxes for us and our tenants and, the extent to which we are unable to pass along those increases or recover operating and real estate expenses and real estate taxes from tenants, could adversely affect our cash flow, financial condition and results of operations.
We depend on external sources of capital that are outside of our control, which may affect our ability to execute on strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment, acquisition, expansion and renovation activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Any additional debt we incur will increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third-party sources of capital depends, in part, on:

•	general market conditions;

•	the market’s view of the quality of our assets and operating platform;

•	the market’s perception of our growth potential;

•	our current debt levels;

•	our current and expected future earnings; and

•	our cash flow and cash distributions.
If we cannot obtain capital from third-party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make the cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire and/or on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
Real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond on our control, including competition from other sellers and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. As a result of the uncertainty of market conditions, we cannot provide any assurance that we will be able to sell such properties at a profit, or at all. In addition, and subject to certain safe harbor provisions, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective. Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to fund future capital needs. Furthermore, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our shareholders that we will have sufficient funds available to correct such defects or to make such improvements and, therefore, we may be unable to sell the asset or may have to sell it at a reduced price.
We may be unable to complete acquisitions and, even if acquisitions are completed, we may fail to successfully operate acquired properties.
We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	we may be unable to finance acquisitions on favorable terms in the time period we desire, or at all;

•	even if we are able to finance acquisitions, our cash flow may be insufficient to meet our required principal and interest payments, if applicable;
•we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse to former owners, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot finance property acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2013, we held a portion of one development property with 51,600 square feet of GLA in one consolidated joint venture and six operating properties with 1,195,000 square feet of GLA in one unconsolidated joint venture. Our existing joint ventures and any additional joint venture arrangements in which we may engage in the future, are or could be subject to risks including the following:

•	we may not have exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest;

•
our partners might become bankrupt or fail to fund their share of required capital contributions, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities;

•
our partners may take actions that could jeopardize our REIT status, require us to pay taxes or subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements;

•
disputes between us and our partners may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business;

•
future joint venture agreements may require prior consent of our joint venture partners for a sale or transfer to a third party of our interest in the joint venture, which would restrict our ability to dispose of our interest in such a joint venture; and

•
future joint venture agreements may contain buy-sell provisions pursuant to which one partner may initiate procedures requiring the other partner to choose between buying the other partner’s interest or selling its interest to that partner.

If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Our development, redevelopment and construction activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2013, we had one active development project, for which we had guaranteed $4,544 of the associated construction loan, and we periodically engage in redevelopment activities. To the extent we engage in these activities in the future, we may provide additional completion of construction and principal guaranties to lenders. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with current and future development and redevelopment activities include:

•	significant time lag between commencement and stabilization subjecting us to greater risks due to fluctuations in the general economy and shifts in demographics;

•	expenditure of money and time on projects that may never be completed;

•	occupancy rates and rents at a newly completed property that may not be sufficient to make the property profitable within the projected time frame;

•	failure or inability to obtain construction or permanent financing on favorable terms or at all;

•	higher than estimated construction or operating costs, including labor and material costs; and

•
inability to complete construction and lease-up on schedule due to a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods), resulting in increased debt service obligations and construction costs.

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
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. An unfavorable outcome could negatively impact our cash flow, financial condition and results of operations. For a further discussion of litigation risks, see Note 17 to the consolidated financial statements.
A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We have 17 properties in our portfolio that are either completely or partially on land subject to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease, we could lose the right to use the property. In addition, unless we can purchase a fee interest in the underlying land and improvements or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our right to operate these properties and our interest in the improvements upon expiration of the ground leases. Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2043 and 2107. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to use a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.

Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and demised premises and, in some circumstances, may be required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which have been determined as sufficient to cover reasonably foreseeable losses. Tenants on a net lease typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property. Additionally, losses of a catastrophic nature including loss due to wars, acts of terrorism, earthquakes, floods, hurricanes, other natural disasters, pollution or environmental matters may be considered uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In the instance of a loss that is uninsured or that exceeds policy limits, a significant portion of the capital invested in the damaged property could be lost, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. In addition, if the damaged properties are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these properties are irreparably damaged. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
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
In addition, the upcoming vote pertaining to the Terrorism Risk Insurance Program Reauthorization Act (TRIPRA) or actual terrorist acts could sharply increase the premium paid for this coverage. Further, mortgage lenders, in some cases, insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure our shareholders that we will have adequate coverage for such losses and, to the extent we must pay unexpectedly large amounts for insurance, our cash flow, financial condition and results of operations could be materially and adversely affected.
We may incur significant costs complying with the ADA and similar laws, which could adversely affect our cash flow, financial condition and results of operations.
Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance, nor can we be assured that requirements will not change. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and to make alterations as appropriate in this respect. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance, and it could result in the imposition of fines or an award of damages to private litigants. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.
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
We may experience a decline in the fair value of our assets resulting in the recognition of impairment charges, which could materially and adversely impact our results of operations.
A decline in the fair value of our assets may require us to recognize an impairment charge against such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be unrecoverable. For the years ended December 31, 2013, 2012 and 2011, we recognized aggregate impairment charges related to investment properties of $92,033, $25,842 and $39,981, respectively (including $32,547, $24,519 and $32,331, respectively, reflected in discontinued operations). We may be required to recognize additional asset impairment charges in the future.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. We have retention agreements with the members of our executive management team, however, we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.

RISKS RELATED TO OUR DEBT FINANCING
We had $2,299,439 of consolidated indebtedness outstanding as of December 31, 2013, which could adversely affect our financial health and operating flexibility.
As of December 31, 2013, we had $2,299,439 (excluding mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, and mortgages payable of $6,435 associated with one investment property classified as held for sale) of aggregate consolidated indebtedness outstanding, the majority of which was secured by one or more of our properties. As a result of this indebtedness, we are required to use a significant portion of our cash flow to service principal and interest on our debt, which could have important consequences to us, including:

•	limiting our ability to borrow additional amounts for working capital, debt service requirements and capital expenditures, or for other purposes;

•
limiting our ability to use operating cash flow in other areas of our business, to react to competitive pressures and to capitalize on business opportunities, including the acquisition of additional properties, or use operating cash flow in other areas of our business;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates and changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness if we so choose, including the $49,825 and $437,403 of our indebtedness maturing in 2014 and 2015, respectively;

•
limiting our ability to enter into financing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions;

•	we may be forced to dispose of one or more properties, possibly on disadvantageous terms; and

•	we may be forced to sell additional equity securities at prices that may be dilutive to existing shareholders.
If any one of these events were to occur, our cash flow, financial condition and results of operations could be materially and adversely affected.
A significant portion of our indebtedness is secured by properties and defaults may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.
As of December 31, 2013, we had a total of $1,684,439 (excluding mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, and mortgages payable of $6,435 associated with one investment property classified as held for sale) of indebtedness secured by 155 of our 231 operating properties. As a result, we are subject to the risk of property loss since defaults on indebtedness secured by properties may result in foreclosure actions initiated by lenders and ultimately our loss of the property securing the loan for which we are in default.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or the failure to meet applicable covenants, the lenders may accelerate our debt obligations, foreclose on the properties that secure their loans and/or take control of our properties that secure their loans and collect rents and other property income. In the event of a default under any of our recourse indebtedness, we would be liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.
Further, for tax purposes, a foreclosure of any nonrecourse mortgage on any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on the foreclosure without accompanying cash proceeds. As a result, we may be required to identify and utilize other sources for distributions to our shareholders of that income, including but not limited to, the issuance of a stock dividend that qualifies as a distribution for federal income tax purposes, in order to meet the REIT distribution requirements imposed by the Code.

Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and other provisions under the credit agreement governing our unsecured revolving line of credit and unsecured term loan or other debt agreements.
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,000,000, consisting of a $550,000 unsecured revolving line of credit which matures on May 12, 2017 and a $450,000 unsecured term loan which matures on May 11, 2018. The credit agreement governing this unsecured credit facility requires compliance with certain financial and operating covenants, including, among other things, maximum unsecured, secured and total leverage ratios, minimum fixed charge and unencumbered interest coverage ratios and a minimum consolidated net worth requirement. The credit agreement also limits our distributions to the greater of 95% of funds from operations (FFO), as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. The unsecured revolving line of credit and unsecured term loan also contain customary events of default, including but not limited to, non-payment of principal, interest, fees or other amounts, breaches of covenants, defaults on any of our recourse indebtedness in excess of $50,000 or any non-recourse indebtedness in excess of $150,000 in the aggregate subject to certain carveouts and bankruptcy or other insolvency events. These provisions could limit our ability to make distributions to our shareholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or transactions that would provide substantial returns to our shareholders. In addition, a breach of these covenants or other events of default would allow the lenders to accelerate payment of advances under the credit agreement. If payment is accelerated, our assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.
In connection with the debt financing transaction of IW JV 2009, LLC (IW JV), a previously consolidated joint venture that became wholly-owned in April 2012 which owns a portfolio of 55 investment properties, we entered into a lockbox and cash management agreement pursuant to which substantially all of the income generated by the IW JV properties is deposited directly into a lockbox account established by the lender. In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account for the benefit of the lender and held as additional security after the payment of interest and approved property operating expenses. Cash will not be distributed to us from these accounts, in the event of a default, until the earlier of a cash sweep event cure or the repayment of the mortgage loan and senior and junior mezzanine notes. As of December 31, 2013, we were in compliance with the terms of the cash management agreement; however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.
Given the restrictions in our debt covenants on these and other activities, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities in the future.
Our consolidated indebtedness may limit our ability to refinance debt and may expose us to the adverse effects of future increases in interest rates.
If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings than our interest rates at maturity, our cash flow, financial condition and results of operations could be adversely affected. If we are not successful in refinancing our debt when it becomes due, we may default under our loan obligations, enter into foreclosure proceedings or be forced to dispose of properties on disadvantageous terms, any of which might affect our ability to service other debt and meet our other obligations.
In addition to the risks associated with future refinancings, future increases in interest rates could cause our borrowing costs to rise, which could adversely affect our cash flow, financial condition and results of operations.
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
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock and to classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
Provisions of our charter may limit the ability of a third party to acquire control of our company.
Our charter provides that no person may beneficially own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or 9.8% in value of the aggregate outstanding shares of our capital stock. While these charter provisions help us to ensure we maintain our REIT status, these ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our shareholders believe the change in control is in their best interests.
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
Maryland law provides that a director or officer has no liability in that capacity if he or she satisfies his or her duties to us and our shareholders. As permitted by the MGCL, our charter limits the liability of our directors and officers to us and our shareholders for monetary damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.
In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers with indemnification agreements, and may, in the discretion of our board of directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.
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
RISKS RELATING TO OUR REIT STATUS
Failure to qualify as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distribution to our shareholders and materially and adversely affect our cash flow, financial condition and results of operations.
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

In addition, if we fail to qualify as a REIT, it could result in default under certain of our indebtedness agreements. As a result of all these factors, our failure to qualify as a REIT could adversely affect our cash flow, financial condition and results of operations.
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
In order to qualify as a REIT, we generally are required to annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains, each year to our shareholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our shareholders for a calendar year is less than the minimum amount specified under the Code. Moreover, our unsecured revolving line of credit and unsecured term loan may limit our distributions to the minimum amount required to maintain our REIT status. Specifically, they limit our distributions to the greater of 95% of FFO as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges other than those already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. To the extent these limits prevent us from distributing 100% of our REIT taxable income, we will be subject to income tax, and potentially excise tax, on the retained amounts.
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
Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gains rate. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends.
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
The U.S. stock markets, including the NYSE on which our Class A common stock is listed, have experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock is likely to be similarly volatile, and investors in shares of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future.
A number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock, including:

•	actual or anticipated changes in our operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	adverse market reaction to any indebtedness we incur in the future;

•	increases in market interest rates or decreases in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;

•	equity issuances by us or the perception that such issuances may occur;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	changes in accounting principles;

•	our failure to satisfy the listing requirements of the NYSE;

•	our failure to comply with the requirements of the Sarbanes‑Oxley Act;

•	our failure to qualify as a REIT; and

•	general market conditions, including factors unrelated to our performance.
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
One of the factors that may influence the price of our common and preferred stock is the dividend yield on our common and preferred stock relative to market interest rates. If market interest rates rise, which are currently at low levels relative to historical rates, prospective purchasers or holders of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate on our common or preferred stock. In addition, fluctuations in interest rates could adversely affect the value of our properties. This could result in a decline in the market price of our Class A common stock and Series A preferred stock.

Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our common stock, may adversely affect the market prices of our common and preferred stock.
We have issued one series of preferred stock and have established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock. As of December 31, 2013, we had Class A common stock having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including medium term notes, senior or subordinated notes and classes of preferred or common stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or equity securities to existing common shareholders on a preemptive basis. Therefore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. Future offerings of debt or equity securities, or the perception that such offerings may occur, may reduce the market prices of our common and preferred stock and/or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.
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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth summary information regarding our consolidated operating portfolio, including our pro rata share of unconsolidated joint ventures, at December 31, 2013. GLA and dollars, other than per square foot information, are presented in thousands. This information is grouped into geographic regions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our consolidated operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Geographic Area	Number of Properties	GLA	% of Total GLA (a)	Occupancy (b)	ABR	% of Total ABR (a)	ABR per Occupied Sq. Ft.
North
Connecticut, Indiana, Massachusetts, Maryland, Maine, Michigan, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont	79	9,772	30.9%	95.1%	$140,946	32.0%	$15.17
East
Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, South Carolina, Tennessee, Virginia	66	8,271	26.3%	94.5%	103,728	23.6%	13.27
West
Arizona, California, Colorado, Kansas, Montana, New Mexico, Nevada, Utah, Washington, Wisconsin	29	6,208	19.6%	91.1%	85,442	19.4%	15.11
South (c)
Louisiana, Oklahoma, Texas	54	7,346	23.2%	92.0%	109,827	25.0%	16.25
Total - retail operating portfolio	228	31,597	100.0%	93.4%	439,943	100.0%	14.90
Office	8	1,660		100.0%	19,870		11.97
Industrial	1	159		100.0%	1,026		6.45
Total consolidated operating portfolio	237	33,416		93.8%	$460,839		$14.70

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2013. Our operating portfolio, including our pro rata share of unconsolidated joint ventures, was 94.7% leased including leases signed but not commenced as of December 31, 2013.

(c)	Excludes one single-user retail property classified as held for sale as of December 31, 2013.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, based on ABR as of December 31, 2013. GLA and dollars, other than per square foot information, are presented in thousands.

Tenant	Primary DBA	Number of Stores	Occupied GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
Best Buy Co., Inc.	Best Buy, Pacific Sales	27	1,041	3.5%	$15,529	3.5%	$14.92
Ahold USA Inc	Giant Foods, Stop & Shop, Martin's	11	675	2.3%	13,044	3.0%	19.32
Ross Stores, Inc.		38	1,069	3.6%	10,898	2.5%	10.19
The TJX Companies Inc.	HomeGoods, Marshalls, TJ Maxx	42	1,129	3.8%	10,426	2.4%	9.23
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, The Christmas Tree Shops, Cost Plus World Market	32	796	2.7%	10,368	2.4%	13.03
Rite Aid Corporation		34	414	1.4%	10,246	2.3%	24.75
PetSmart, Inc.		32	650	2.2%	9,421	2.1%	14.49
The Home Depot, Inc.	Home Depot, Home Decorators	9	1,003	3.4%	8,386	1.9%	8.36
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	30	633	2.1%	7,729	1.8%	12.21
The Sports Authority, Inc.		15	643	2.2%	7,483	1.7%	11.64
Regal Entertainment Group	Edwards Cinema	2	219	0.7%	6,609	1.5%	30.18
Pier 1 Imports, Inc.		36	356	1.2%	6,548	1.5%	18.39
Office Depot, Inc.	Office Depot, OfficeMax	25	494	1.7%	6,528	1.5%	13.21
Publix Super Markets Inc.		14	598	2.0%	6,381	1.4%	10.67
Wal-Mart Stores, Inc.	Wal-Mart, Sam's Club	6	922	3.1%	6,206	1.4%	6.73
BJ's Wholesale Club Inc.		3	360	1.2%	5,506	1.2%	15.29
Staples, Inc.		18	375	1.3%	5,272	1.2%	14.06
Dicks Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy, Field & Stream	9	445	1.5%	5,240	1.2%	11.78
Ascena Retail Group Inc.	Catherine's, Dress Barn, Justice, Lane Bryant, Maurices	47	250	0.8%	4,876	1.1%	19.50
AB Acquisition LLC	Acme, Jewel-Osco, Shaw's Supermarkets	5	312	1.1%	4,764	1.1%	15.27
		435	12,384	41.8%	$161,460	36.7%	$13.04
The following table sets forth a summary, as of December 31, 2013, of lease expirations scheduled to occur during each of the ten calendar years from 2014 to 2023 and thereafter, assuming no exercise of renewal options or early termination rights. The following table is based on leases commenced as of December 31, 2013 for our retail operating portfolio including our pro rata share of unconsolidated joint ventures. GLA and dollars, other than per square foot information, are presented in thousands.

Lease Expiration Year	Lease Count	GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
2014 (a)	520	2,047	6.9%	$36,183	8.2%	$17.68
2015	456	2,797	9.5%	42,061	9.5%	15.04
2016	430	2,568	8.7%	44,753	10.1%	17.43
2017	402	2,823	9.6%	43,459	9.9%	15.39
2018	467	3,176	10.7%	53,034	12.1%	16.70
2019	303	3,576	12.1%	52,208	11.8%	14.60
2020	129	2,291	7.8%	27,105	6.2%	11.83
2021	95	1,533	5.2%	21,758	5.0%	14.19
2022	106	2,294	7.8%	29,735	6.8%	12.96
2023	113	1,752	5.9%	25,452	5.8%	14.53
Thereafter	158	4,498	15.2%	61,522	14.0%	13.68
Month-to-month	57	169	0.6%	2,673	0.6%	15.82
Leased Total	3,236	29,524	100.0%	$439,943	100.0%	$14.90

(a)	Excludes month-to-month leases.

As of December 31, 2013, the weighted average remaining term of leases at our office and industrial properties, based on ABR, was 2.4 years, with no expirations prior to 2015.
Item 3. Legal Proceedings
In 2012, certain of our shareholders filed putative class action lawsuits against us and certain of our officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that our directors and officers breached their fiduciary duties to our shareholders and, as a result, unjustly enriched our Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused our shareholders to suffer a loss in share value, all measured in some manner by reference to our 2012 offering price when we listed our shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on our review of the complaints, we believe the lawsuits to be without merit and intend to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcomes of these matters will not have a material effect on our consolidated financial statements. On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our Class A common stock, which began trading on the NYSE on April 5, 2012 under the trading symbol “RPAI”, and the quarterly dividend distributions per share of common stock for the years ended December 31, 2013 and 2012:

	Sales Price		Dividends per Share
	High	Low
2013
Fourth Quarter	$14.54	$12.49	$0.165625
Third Quarter	$15.07	$12.37	$0.165625
Second Quarter	$16.04	$13.95	$0.165625
First Quarter	$15.26	$11.85	$0.165625
2012
Fourth Quarter	$12.75	$11.30	$0.165625
Third Quarter	$11.78	$9.45	$0.165625
Second Quarter (a)	$9.79	$8.50	$0.165625
First Quarter (b)	n/a	n/a	$0.165625

(a)	As our Class A common stock was not listed on a national securities exchange until April 5, 2012, the high/low sales prices for the second quarter are for April 5, 2012 through June 30, 2012.

(b)	All pre-Recapitalization amounts give retroactive effect to the Recapitalization, which is further described in Note 11 to the consolidated financial statements.
The closing share price for our Class A common stock on February 14, 2014, as reported on the NYSE, was $13.57.
We have determined that the dividends paid during 2013 and 2012 on our common stock qualify for the following tax treatment:

	2013	2012
Ordinary dividends	$0.274164	$0.015821	(a)
Nontaxable distributions	0.388336	0.643554
Total distribution per share	$0.662500	$0.659375

(a)	$0.015821 included in ordinary dividends is considered a qualified dividend.
As of February 14, 2014, there were approximately 24,000 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes at least 90% of its taxable income, excluding the deduction for dividends paid or net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, acquisitions of new properties and redevelopment opportunities, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, and (viii) any limitations on our distributions contained in our unsecured credit facility, which limit our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of

Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.
If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital or by borrowing funds, issuing equity or selling assets. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating and corporate expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors”.
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2013.
Issuer Purchases of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2013.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this annual report. The selected financial data below for previously reported periods reflects certain reclassifications of revenues and expenses to discontinued operations as a result of the sales of investment properties in 2013. In addition, the common stock share and per share data give retroactive effect to the Recapitalization, which is further described in Note 11 to the consolidated financial statements.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009
(Amounts in thousands, except per share amounts)

	2013	2012	2011	2010	2009
Net investment properties	$4,474,044	$4,687,091	$5,260,788	$5,686,473	$6,103,782
Total assets	$4,877,576	$5,237,427	$5,941,894	$6,386,836	$6,928,365
Total debt	$2,299,633	$2,592,089	$3,481,218	$3,757,237	$4,110,985
Total shareholders’ equity	$2,307,340	$2,374,259	$2,135,024	$2,294,902	$2,441,550

Total revenues	$551,223	$531,659	$530,168	$558,588	$573,489
Expenses:
Depreciation and amortization	219,606	203,044	204,467	208,975	211,484
Other	254,096	194,051	200,529	210,213	248,403
Total	473,702	397,095	404,996	419,188	459,887
Operating income	77,521	134,564	125,172	139,400	113,602
Gain on extinguishment of debt	—	3,879	15,345	—	—
Equity in (loss) income of unconsolidated joint ventures, net	(1,246)	(6,307)	(6,437)	2,025	(11,299)
Gain on sale of joint venture interest	17,499	—	—	—	—
Gain on change in control of investment properties	5,435	—	—	—	—
Interest expense	(146,805)	(171,295)	(203,914)	(223,767)	(197,654)
Other non-operating income (expense), net	4,741	24,791	(1,658)	(3,341)	5,341
Loss from continuing operations	(42,855)	(14,368)	(71,492)	(85,683)	(90,010)
Income (loss) from discontinued operations, net	50,675	6,078	(6,992)	(9,024)	(25,399)
Gain on sales of investment properties, net	5,806	7,843	5,906	—	—
Net income (loss)	13,626	(447)	(72,578)	(94,707)	(115,409)
Net (income) loss attributable to noncontrolling interests	—	—	(31)	(1,136)	3,074
Net income (loss) attributable to the Company	13,626	(447)	(72,609)	(95,843)	(112,335)
Preferred stock dividends	(9,450)	(263)	—	—	—
Net income (loss) attributable to common shareholders	$4,176	$(710)	$(72,609)	$(95,843)	$(112,335)
Earnings (loss) per common share - basic and diluted:
Continuing operations	$(0.20)	$(0.03)	$(0.34)	$(0.45)	$(0.45)
Discontinued operations	0.22	0.03	(0.04)	(0.05)	(0.13)
Net income (loss) per common share attributable to common shareholders	$0.02	$—	$(0.38)	$(0.50)	$(0.58)

Distributions declared - preferred	$9,713	$—	$—	$—	$—
Distributions declared per preferred share	$1.80	$—	$—	$—	$—
Distributions declared - common	$155,616	$146,769	$120,647	$94,579	$75,040
Distributions declared per common share	$0.66	$0.66	$0.63	$0.49	$0.39
Cash flows provided by operating activities	$239,632	$167,085	$174,607	$184,072	$249,837
Cash flows provided by investing activities	$103,212	$471,829	$107,471	$154,400	$193,706
Cash flows used in financing activities	$(422,723)	$(636,854)	$(276,282)	$(321,747)	$(438,806)
Weighted average number of common shares outstanding - basic and diluted	234,134	220,464	192,456	193,497	192,124

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and other factors could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements. Changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations, potentially resulting in impairment charges, as applicable;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to successfully operate acquired properties;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	availability of or our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a REIT;

•	governmental regulations, tax law and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
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
The following discussion and analysis compares the years ended December 31, 2013, 2012 and 2011, and should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2013, we owned 228 retail operating properties representing 31,597,000 square feet of GLA, including our pro rata share of unconsolidated joint ventures. Our retail operating portfolio primarily includes power centers, neighborhood and community centers and lifestyle centers, as well as single-user retail properties.
The following table summarizes our consolidated and unconsolidated operating portfolio, including our office and industrial properties, as of December 31, 2013:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Consolidated operating portfolio:
Retail (b)	222	31,358	93.4%	94.4%
Office	8	1,660	100.0%	100.0%
Industrial	1	159	100.0%	100.0%
Total consolidated operating portfolio	231	33,177	93.8%	94.7%

Unconsolidated operating portfolio:
Retail (c)	6	1,195	92.5%	96.6%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user retail property classified as held for sale as of December 31, 2013.

(c)	Properties held in one unconsolidated joint venture in which we hold a 20% interest. Information presented at 100%.
In addition to our consolidated and unconsolidated operating portfolio, as of December 31, 2013, we held interests in three retail properties under development, one of which is held in a consolidated joint venture.
2013 Company Highlights
Leasing Activity
Leasing activity was strong during 2013 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as we signed 856 leases for a total of approximately 5,022,000 square feet, achieving a renewal rate of 86.7%. Rental rates for comparable new leases signed during 2013 increased approximately 11.1% and rental rates on comparable renewal leases signed during 2013 increased by approximately 3.9% over previous rental rates, for a combined comparable releasing spread of approximately 4.6% for the year ended December 31, 2013. We anticipate continued strong leasing activity during 2014.

The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the year ended December 31, 2013. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	584	3,936	$14.90	$14.34	3.91%	4.76	$1.13
Comparable New Leases	73	339	18.71	16.84	11.1%	7.93	26.83
Non-Comparable New and Renewal Leases (b)	199	747	15.25	n/a	n/a	6.61	20.79
Total	856	5,022	$15.20	$14.53	4.61%	5.30	$5.79

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Capital Markets
In 2013, we continued to strengthen our balance sheet by raising capital and deleveraging through asset dispositions and capital markets transactions. Specifically, we:

•
made mortgages payable repayments of $426,019 (including a $26 condemnation where proceeds were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $20,877), received forgiveness of mortgage debt of $19,615 and borrowed $165,000, net of repayments, on our unsecured credit facility;

•	made notes payable repayments of $125,000 (IW JV senior and junior mezzanine notes) and paid a 5% prepayment fee totaling $6,250 related to the notes payable repayments;

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
Dispositions
Disposition activity during the year ended December 31, 2013 included the sale of 20 operating properties and closing of additional transactions, including condemnations, earnouts and parcel sales, which resulted in net proceeds of $326,766.
Additionally, our Hampton Retail Colorado, L.L.C. (Hampton) joint venture sold its two remaining properties for a combined sales price of $13,300. Proceeds from the sales were used to pay down the joint venture’s outstanding debt in its entirety and the venture has been dissolved.
On October 1, 2013, we dissolved our joint venture arrangement with our partner in RioCan as follows:

•
we sold to our partner our 20% ownership interest in eight properties owned by the joint venture. The eight properties had a fair value of approximately $477,500, with our 20% interest valued at approximately $95,500. We received cash consideration of approximately $53,700 before transaction costs and prorations and after our partner assumed the joint venture’s in-place mortgage financing on those properties of approximately $209,200 at a weighted average interest rate of 3.7%; and

•	as discussed further below, we acquired our partner’s 80% ownership interest in the remaining five properties.
We plan to continue to pursue opportunistic dispositions of select non-strategic and non-core properties.
Acquisitions
In the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality multi-tenant retail assets within target markets that we believe possess robust long-term retail demand attributes. As referenced above, on October 1, 2013, we acquired the 80% ownership interest held by our partner in RioCan in five properties owned by the joint venture. The five properties had a fair value of approximately $124,800, with our partner’s 80% interest valued at approximately $99,900. We paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of our partner’s 80% interest in the joint venture’s approximately $67,900 in-place mortgage financing on those properties at a weighted average interest rate of 4.8%.
In addition, during the fourth quarter of 2013, we acquired a 100% interest in each of the following two multi-tenant retail properties located in the New York City MSA for a combined gross purchase price of $192,430 using available cash on hand and proceeds from our unsecured revolving line of credit:

•
Pelham Manor Shopping Plaza, located in Pelham Manor, New York, a 228,000 square foot community center, which was 98% leased as of December 31, 2013, with a mix of national tenants, including BJ’s Wholesale Club, Michaels, PetSmart and Five Below, and

•
Fordham Place, located in the Bronx, New York, a 262,000 square foot mixed-use property, which was 100% leased as of December 31, 2013, with a mix of national retail tenants and government service and not-for-profit office tenants.

Distributions
We declared distributions of $1.7986 per share of preferred stock for the period beginning December 20, 2012 through December 31, 2013. We declared quarterly distributions totaling $0.6625 per share of common stock during 2013.
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
This measure provides an operating perspective not immediately apparent from GAAP operating income or net income (loss) attributable to common shareholders. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income (loss) attributable to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the Years Ended December 31, 2013 and 2012
The following table presents operating information for our same store portfolio consisting of 223 operating properties acquired or placed in service prior to January 1, 2012, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 223 as of December 31, 2013 from 239 as of December 31, 2012 as a result of the sale of 16 same store investment properties during the year ended December 31, 2013, which were not classified as held for sale as of December 31, 2012, and one same store investment property classified as held for sale as of December 31, 2013 and, therefore, accounted for within discontinued operations, partially offset by one former development property which changed categorization from “Other investment properties” to same store because it was part of our operating property portfolio for both periods presented.We also sold three additional investment properties during the year ended December 31, 2013, which had no impact on the change in same store property count because they were classified as held for sale as of December 31, 2012, and, as such, they were accounted for within discontinued operations. In addition, we sold University Square during the year ended December 31, 2013, which also had no impact on the change in same store property count because it was previously included in “Other investment properties.” The properties in “Other investment properties” primarily include the seven properties acquired during the fourth quarter of 2013, our three development properties and a former development property that was not classified within our operating portfolio for both periods presented.

	2013	2012	Impact	Percentage
Operating revenues:
Same store investment properties (223 properties):
Rental income	$424,038	$416,196	$7,842	1.9
Tenant recovery income	99,881	99,714	167	0.2
Other property income	6,992	7,249	(257)	(3.5)
Other investment properties:
Rental income	9,211	4,167	5,044
Tenant recovery income	2,081	806	1,275
Other property income	53	44	9
Operating expenses:
Same store investment properties (223 properties):
Property operating expenses	(83,213)	(86,220)	3,007	3.5
Real estate taxes	(69,363)	(68,541)	(822)	(1.2)
Other investment properties:
Property operating expenses	(2,156)	(1,045)	(1,111)
Real estate taxes	(1,828)	(691)	(1,137)
Net operating income:
Same store investment properties	378,335	368,398	9,937	2.7
Other investment properties	7,361	3,281	4,080
Total net operating income	385,696	371,679	14,017	3.8

Other (expense) income:
Straight-line rental income, net	(381)	1,186	(1,567)
Amortization of acquired above and below market lease intangibles, net	691	1,129	(438)
Amortization of lease inducements	(253)	(57)	(196)
Lease termination fees	8,605	1,225	7,380
Straight-line ground rent expense	(3,486)	(3,251)	(235)
Amortization of acquired ground lease intangible liability	93	—	93
Depreciation and amortization	(219,606)	(203,044)	(16,562)
Provision for impairment of investment properties	(59,486)	(1,323)	(58,163)
Loss on lease terminations	(2,819)	(6,102)	3,283
General and administrative expenses	(31,533)	(26,878)	(4,655)
Gain on extinguishment of debt	—	3,879	(3,879)
Equity in loss of unconsolidated joint ventures, net	(1,246)	(6,307)	5,061
Gain on sale of joint venture interest	17,499	—	17,499
Gain on change in control of investment properties	5,435	—	5,435
Interest expense	(146,805)	(171,295)	24,490
Co-venture obligation expense	—	(3,300)	3,300
Recognized gain on marketable securities	—	25,840	(25,840)
Other income, net	4,741	2,251	2,490
Total other expense	(428,551)	(386,047)	(42,504)	(11.0)

Loss from continuing operations	(42,855)	(14,368)	(28,487)	(198.3)
Discontinued operations:
Income (loss), net	9,396	(24,063)	33,459
Gain on sales of investment properties, net	41,279	30,141	11,138
Income from discontinued operations	50,675	6,078	44,597	733.7
Gain on sales of investment properties, net	5,806	7,843	(2,037)
Net income (loss)	13,626	(447)	14,073	3,148.3
Net income (loss) attributable to the Company	13,626	(447)	14,073	3,148.3
Preferred stock dividends	(9,450)	(263)	(9,187)
Net income (loss) attributable to common shareholders	$4,176	$(710)	$4,886	688.2
Same store net operating income increased $9,937, or 2.7%, primarily due to the following:

•	rental income increased $7,842 primarily due to an increase of $8,448 from contractual rent changes, occupancy growth and renewal spreads, and

•	property operating expenses decreased $3,007 primarily due to a decrease in certain non-recoverable property operating expenses of $4,138, partially offset by an increase in bad debt expense of $636;

partially offset by

•	real estate taxes increased $822 primarily due to a net increase in assessed values and consulting fees.
Total net operating income increased $14,017, or 3.8%, primarily due to the same store changes noted above and an increase of $4,014 in net operating income related to the properties acquired during the year.
Other (expense) income. Total other expense increased $42,504 primarily due to:

•
a $58,163 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the consolidated financial statements), we recognized impairment charges of $59,486 and $1,323 for the years ended December 31, 2013 and 2012, respectively;

•	a $25,840 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012;

•	a $16,562 increase in depreciation and amortization primarily due to the write-off of assets demolished as part of re-development efforts at two operating properties during 2013;
partially offset by

•	a $24,490 decrease in interest expense primarily consisting of:

•	a $22,964 decrease in interest on mortgages payable and construction loans primarily due to the repayment of mortgage debt;

•	a $15,617 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%;

•	a $3,599 decrease in interest on our credit facility due to lower interest rates following the May 2013 amendment and restatement of the facility;
partially offset by

•	the 2013 payment of $6,250 in prepayment penalties and non-cash loan fee write-offs of $2,492 related to the repayment of the IW JV senior and junior mezzanine notes, and

•	a $8,854 net decrease in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012.

•	a $17,499 increase in gain on sale of joint venture interest associated with the dissolution of our RioCan joint venture during 2013 (see Note 10); and

•	a $7,380 increase in lease termination fees primarily due to termination fees of $7,135 received from four tenants in the fourth quarter of 2013.
Discontinued operations. Discontinued operations consist of amounts related to 20 properties that were sold and one property classified as held for sale as of and for the year ended December 31, 2013. We closed on the sale of 12 multi-tenant retail properties, five single-user retail properties, two single-user office properties and one single-user industrial property. The 2013 dispositions aggregated 2,833,900 square feet for consideration totaling $328,045, extinguishment of other liabilities of $3,511 and gains of $41,279 during the year ended December 31, 2013. Discontinued operations also consist of 31 properties that were sold during the year ended December 31, 2012. We closed on the sale of 22 single-user retail properties, five multi-tenant retail properties, a single-user industrial property and three single-user office properties, one of which was transferred to the lender in a deed-in-lieu of foreclosure transaction, during the year ended December 31, 2012, aggregating 4,420,300 square feet for consideration totaling $475,631, extinguishment of mortgage debt of $254,306 and total gains of $30,141.
Comparison of the Years Ended December 31, 2012 to 2011
The following table presents operating information for our same store portfolio consisting of 222 operating properties acquired or placed in service prior to January 1, 2011, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased during 2013 to 222 from 239 as a result of the sale of 16 same store investment properties during the year ended December 31, 2013, which were not classified as held for sale as of December 31, 2012, and one same store investment property classified as held for sale as of December 31, 2013 and, therefore, accounted for within discontinued operations. We also sold three additional investment properties during the year ended December 31, 2013, which had no impact on the change in same store property count because they were classified as held for sale as of December 31, 2012, and, as such, they were accounted for within discontinued operations. In addition, we sold University Square during the year ended December 31, 2013, which also had no impact on the change in same store property count because it was previously included in “Other investment properties.” The properties in “Other investment properties” primarily include our development properties, some of which became operational during the periods presented, two additional phases of existing properties acquired during the third quarter of 2011, two operating properties that were not stabilized for both periods presented and one property that was partially sold to our former RioCan joint venture during the third quarter of 2011, which did not qualify for discontinued operations accounting treatment.

	2012	2011	Impact	Percentage
Operating revenues:
Same store investment properties (222 properties):
Rental income	$412,460	$407,646	$4,814	1.2
Tenant recovery income	98,753	97,921	832	0.8
Other property income	7,247	8,492	(1,245)	(14.7)
Other investment properties:
Rental income	7,903	11,605	(3,702)
Tenant recovery income	1,767	1,905	(138)
Other property income	46	10	36
Operating expenses:
Same store investment properties (222 properties):
Property operating expenses	(85,662)	(87,170)	1,508	1.7
Real estate taxes	(67,682)	(67,878)	196	0.3
Other investment properties:
Property operating expenses	(1,603)	(3,135)	1,532
Real estate taxes	(1,550)	(2,584)	1,034
Net operating income:
Same store investment properties	365,116	359,011	6,105	1.7
Other investment properties	6,563	7,801	(1,238)
Total net operating income	371,679	366,812	4,867	1.3

Other income (expense):
Straight-line rental income, net	1,186	247	939
Amortization of acquired above and below market lease intangibles, net	1,129	1,184	(55)
Amortization of lease inducements	(57)	(29)	(28)
Lease termination fees	1,225	1,187	38
Straight-line ground rent expense	(3,251)	(3,260)	9
Depreciation and amortization	(203,044)	(204,467)	1,423
Provision for impairment of investment properties	(1,323)	(7,650)	6,327
Loss on lease terminations	(6,102)	(8,247)	2,145
General and administrative expenses	(26,878)	(20,605)	(6,273)
Gain on extinguishment of debt	3,879	15,345	(11,466)
Equity in loss of unconsolidated joint ventures, net	(6,307)	(6,437)	130
Interest expense	(171,295)	(203,914)	32,619
Co-venture obligation expense	(3,300)	(7,167)	3,867
Recognized gain on marketable securities	25,840	277	25,563
Other income, net	2,251	5,232	(2,981)
Total other expense	(386,047)	(438,304)	52,257	11.9

Loss from continuing operations	(14,368)	(71,492)	57,124	79.9
Discontinued operations:
Loss, net	(24,063)	(31,501)	7,438
Gain on sales of investment properties, net	30,141	24,509	5,632
Income (loss) from discontinued operations	6,078	(6,992)	13,070	186.9
Gain on sales of investment properties, net	7,843	5,906	1,937
Net loss	(447)	(72,578)	72,131	99.4
Net income attributable to noncontrolling interests	—	(31)	31
Net loss attributable to the Company	(447)	(72,609)	72,162	99.4
Preferred stock dividends	(263)	—	(263)
Net loss attributable to common shareholders	$(710)	$(72,609)	$71,899	99.0

Same store net operating income increased $6,105, or 1.7%, primarily due to the following:

•	rental income increased $4,814 primarily due to an increase of $4,877 from contractual rent changes, occupancy growth, renewal spreads and reduced percentage rent;

•
tenant recovery income increased $832 as a result of adjustments from the common area maintenance and real estate tax reconciliation process, partially offset by the impact of the decrease in recoverable property operating expenses noted below; and

•
property operating expenses decreased $1,508 primarily due to a decrease in certain recoverable property operating expenses and bad debt expense of $2,505 and $598, respectively, partially offset by an increase in certain non-recoverable property operating expenses of $1,595.

Total net operating income increased $4,867, or 1.3%, primarily due to the same store changes noted above and an increase of $1,769 and $919 in net operating income related to our development properties and two additional phases of existing properties acquired during the third quarter of 2011, respectively, partially offset by a decrease in net operating income of $4,155 related to one property that was partially sold to our former RioCan joint venture during the third quarter of 2011.
Other income (expense). Total other expense decreased $52,257, or 11.9%, from $438,304 to $386,047, primarily due to:

•	a $32,619 decrease in interest expense primarily consisting of:

•	a $23,941 decrease in interest on mortgages payable and construction loans due to the repayment of mortgage debt;

•	a net increase of $2,596 in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012;

•	a decrease in amortization of loan fees of $2,771;

•	a decrease in interest on our credit facility of $1,988 due to lower interest rates following the February 2012 amendment and restatement of the facility;

•	a $992 decrease in interest on our derivative liabilities primarily due to the reclassification of $1,445 of previously deferred accumulated other comprehensive income into earnings in 2011; and

•	a $733 decrease in interest on our notes payable due to the repayment of a $13,900 mezzanine note in July 2012.

•	a $25,563 increase in recognized gain on marketable securities due to the sales of our remaining marketable securities portfolio in 2012;

•
a $6,327 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 14 and 15 to the consolidated financial statements), we recognized impairment charges of $1,323 and $7,650 for the years ended December 31, 2012 and 2011, respectively;

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

Discontinued operations. Discontinued operations consists of amounts related to 20, 31 and 11 properties that were sold during the years ended December 31, 2013, 2012 and 2011, and one property classified as held for sale as of and for the year ended December 31, 2013, respectively.
Funds From Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a performance metric known as FFO. We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable investment properties, plus depreciation and amortization and impairment charges on depreciable investment properties, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We further define Operating FFO as FFO excluding the impact to earnings from the early extinguishment of debt and other items as denoted within the calculation. We consider Operating FFO a meaningful additional measure of operating performance primarily because it excludes the effects of transactions and other events which we do not consider representative of the operating results of our core business platform. Neither FFO nor Operating FFO represent alternatives to “Net Income” as an indicator of our performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO and Operating FFO are calculated as follows:

	2013	2012	2011
Net income (loss) attributable to common shareholders	$4,176	$(710)	$(72,609)
Depreciation and amortization	241,152	247,109	255,182
Provision for impairment of investment properties	92,319	27,369	43,937
Gain on sales of investment properties	(70,996)	(37,984)	(30,415)
Noncontrolling interests’ share of depreciation related to consolidated joint ventures	—	—	(990)
FFO	$266,651	$235,784	$195,105

Impact on earnings from the early extinguishment of debt, net	(15,914)	(10,860)	(20,813)
Recognized gain on marketable securities	—	(25,840)	(277)
Joint venture investment impairment	1,834	—	—
Excise tax accrual	—	4,594	—
Provision for hedge ineffectiveness	(912)	623	—
Other	(4,860)	(1,677)	(453)
Operating FFO	$246,799	$202,624	$173,562
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. The portion of loss on lease terminations included in depreciation and amortization above, including our pro rata share of unconsolidated joint ventures, for the years ended December 31, 2013, 2012 and 2011 were $3,299, $6,783 and $10,117, respectively.
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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Available borrowings under our unsecured revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Asset sales	▪	Debt repayment requirements
▪	Proceeds from capital markets transactions	▪	Distribution payments
		▪	Acquisitions

Long-Term:
		▪	Major redevelopment, renovation or expansion
		▪	New development

We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, which has been funded through outright dispositions of assets or contributions of assets to joint ventures, and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the NYSE, the completion of a public offering of our Series A preferred stock and the establishment and issuance of stock pursuant to our ATM equity program. As of December 31, 2013, we had $49,825 of debt scheduled to mature through the end of 2014, which we plan on satisfying by using a combination of proceeds from our unsecured revolving line of credit and capital markets transactions.
The table below summarizes our consolidated indebtedness at December 31, 2013:

Debt	Aggregate Principal Amount at December 31, 2013	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,673,080	6.15%	4.9 years
Variable rate construction loan	11,359	2.44%	0.8 years
Total mortgages payable	1,684,439	6.13%	4.9 years
Premium, net of accumulated amortization	1,175
Discount, net of accumulated amortization	(981)
Total mortgages payable, net	1,684,633	6.13%	4.9 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	4.4 years
Variable rate portion of term loan	150,000	1.62%	4.4 years
Variable rate revolving line of credit	165,000	1.67%	3.4 years
Total unsecured credit facility	615,000	1.81%	4.1 years

Total consolidated indebtedness, net	$2,299,633	4.97%	4.7 years

(a)
Includes $8,337 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2013, and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable
During the year ended December 31, 2013, we made mortgages payable repayments of $426,019 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $20,877) and received forgiveness of mortgage debt of $19,615. The loans repaid during the year ended December 31, 2013 had either a fixed interest rate or a variable rate that was swapped to a fixed rate, and a weighted average interest rate of 6.06%.
Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,000,000, consisting of a $550,000 unsecured revolving line of credit which matures on May 12, 2017 and a $450,000 unsecured term loan which matures on May 11, 2018. We have a one year extension option on the unsecured revolving line of credit which we may exercise as long as we are in compliance with the terms of the credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended. The unsecured credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances. Upon closing, we borrowed the full amount of the term loan and as of December 31, 2013, we had a total of $165,000 outstanding under the unsecured revolving line of credit.
The credit facility is priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05% for the revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with a quarterly unused fee ranging from 0.25% to 0.30%, depending on the undrawn amount. On January 27, 2014, we received an investment grade credit rating. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election, the interest rate would equal LIBOR plus a margin ranging from 0.90% to 1.70% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.05% to 2.05% for the unsecured term loan, plus a facility fee ranging from 0.15% to 0.35%, depending on our credit rating.

We have an interest rate swap to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of December 31, 2013, the weighted average interest rate on the unsecured revolving line of credit and unsecured term loan was 1.81%.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unsecured, secured and total leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of December 31, 2013, management believes we were in compliance with the financial covenants and default provisions under the credit agreement.
As of December 31, 2012, we had a $650,000 unsecured credit facility pursuant to an agreement with KeyBank National Association and other financial institutions. The credit facility consisted of a $350,000 unsecured revolving line of credit and a $300,000 unsecured term loan, which were incorporated into our third amended and restated unsecured credit agreement described above.
Debt Maturities
The following table shows the scheduled maturities, required principal payments of our mortgages payable and unsecured credit facility and fair value as of December 31, 2013, for each of the next five years and thereafter and does not reflect the impact of any debt activity that occurred after December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt (a) :
Fixed rate debt:
Mortgages payable (b)	$38,466	$437,403	$46,172	$296,019	$12,369	$842,651	$1,673,080	$1,816,279
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	300,000	—	300,000	301,285
Total fixed rate debt	38,466	437,403	46,172	296,019	312,369	842,651	1,973,080	2,117,564

Variable rate debt:
Mortgages payable	11,359	—	—	—	—	—	11,359	11,359
Unsecured credit facility	—	—	—	165,000	150,000	—	315,000	316,193
Total variable rate debt	11,359	—	—	165,000	150,000	—	326,359	327,552
Total debt (d)	$49,825	$437,403	$46,172	$461,019	$462,369	$842,651	$2,299,439	$2,445,116

Weighted average interest rate on debt:
Fixed rate debt	6.17%	5.79%	5.86%	5.66%	2.19%	6.52%	5.52%
Variable rate debt	2.44%	—	—	1.67%	1.62%	—	1.67%
Total	5.32%	5.79%	5.86%	4.23%	2.00%	6.52%	4.97%

(a)	The debt maturity table does not include mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, which was outstanding as of December 31, 2013.

(b)
Includes $8,337 of variable rate mortgage debt that was swapped to a fixed rate and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of December 31, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
We plan on addressing our mortgages payable maturities by using proceeds from our unsecured revolving line of credit and capital markets transactions.
Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes at least 90% of its taxable income, excluding the deduction for dividends paid or net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, acquisitions of new properties and redevelopment opportunities, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, and (viii) any limitations on our distributions contained in our unsecured credit facility, which limits our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
Prior to listing our Class A common stock on the NYSE, we maintained a distribution reinvestment program (DRP) which allowed our shareholders who had purchased shares in our previous offerings to automatically reinvest distributions by purchasing additional shares from us. During the year ended December 31, 2012, we received $11,626 in proceeds through our DRP, all of which were received in the first quarter of 2012.
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
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our revolving line of credit, and funding acquisitions. During the year ended December 31, 2013, 5,547 shares were issued at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. As of December 31, 2013, we had Class A common stock having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of December 31, 2013, including one consolidated joint venture and three wholly-owned properties. As of December 31, 2013, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at December 31, 2013		Construction Loan Balance at December 31, 2013
Henderson, Nevada	Green Valley Crossing	50.0%	$4,320		$11,359
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,443		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,879		—
			$43,796	(a)	$11,359

(a)
Total excludes $25,945 of costs, net of accumulated depreciation, placed in service, $523 of which was placed in service during the year ended December 31, 2013. As of December 31, 2013, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $1,501.

Asset Dispositions
Over the past three years, our asset sales were an integral component of our deleveraging efforts. The following table highlights the results of our asset dispositions, including contributions to joint ventures, during 2013, 2012 and 2011:

	Number of Assets Sold	Square Footage	Consideration	Total Mortgage Debt Extinguished	Net Sales Proceeds
2013 Dispositions	20	2,833,900	$328,045	$—	$320,574
2012 Dispositions	31	4,420,300	$475,631	$254,306	$211,381
2011 Contributions to Joint Ventures	1	654,200	$110,799	$60,000	$39,935
2011 Dispositions	11	2,792,200	$144,342	$43,250	$98,088
In addition to the above, we received net proceeds of $6,192, $11,203 and $14,675 from condemnation awards, earnouts and the sale of parcels at certain of our properties during the years ended December 31, 2013, 2012 and 2011, respectively.
Asset Acquisitions
During the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2013, 2012 and 2011:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price	Mortgage Debt	Pro Rata Mortgage Debt
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291
2012 Acquisitions (a)	1	45,000	$2,806	$—	$—	$—
2011 Acquisitions (b)	2	120,100	$16,805	$—	$—	$—

(a)
We acquired a fully occupied building located at our Hickory Ridge multi-tenant retail property that was subject to a ground lease with us prior to the transaction from an unaffiliated third party. As a result, the total number of properties in our portfolio was not affected.

(b)	We acquired two additional phases of existing multi-tenant retail properties. As a result, the total number of properties in our portfolio was not affected.
Statement of Cash Flows Comparison for the Years Ended December 31, 2013, 2012 and 2011
Cash Flows from Operating Activities
Cash flows provided by operating activities were $239,632, $167,085 and $174,607 for the years ended December 31, 2013, 2012 and 2011, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges primarily including depreciation and amortization, provision for impairment of investment properties, gain on sales of investment properties, gain on extinguishment of debt, gain on sale of joint venture interest and gain on change in control of investment properties.

Comparing 2013 to 2012, the $72,547 increase in operating cash flows is primarily attributable to a reduction of cash paid for interest of $60,149, a decrease in cash paid for leasing fees and inducements of $30,202, an increase in distributions on investments in unconsolidated joint ventures of $937, partially offset by a decrease in NOI of $14,078 (representing a decrease of $28,095 in NOI from discontinued operations, partially offset by an increase in NOI from continuing operations of $14,017), a $2,357 decrease in dividends received and ordinary course fluctuations in working capital accounts.
Cash Flows from Investing Activities
Cash flows provided by investing activities were $103,212, $471,829 and $107,471 for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we sold certain properties and received condemnation and earnout proceeds which resulted in sales proceeds of $326,766, $453,320 and $195,948, respectively. In addition, during the year ended December 31, 2013, we received proceeds from the sale of joint venture interest of $53,073. Amounts returned from restricted escrow accounts, some of which are required under certain mortgage arrangements, were $22,360, $23,916 and $673, respectively, and distributions of investments in unconsolidated joint ventures were $862, $17,403 and $12,563, respectively. During the years ended December 31, 2012 and 2011, we received proceeds from the sale of marketable securities of $35,133 and $359, respectively, due to the liquidation of our marketable securities portfolio in 2012. During the years ended December 31, 2013, 2012 and 2011, $237,520, $2,806 and $16,555, respectively, were used for acquisitions (including leasehold interests, additional phases of existing properties and earnouts of existing properties), $51,221, $40,772 and $32,509, respectively, were used for capital expenditures and tenant improvements, $9,640, $13,821 and $50,030, respectively, were invested in our unconsolidated joint ventures, and $1,468, $565 and $3,288, respectively, were used for existing development projects.
We will continue to execute our strategy to dispose of select non-strategic properties on an opportunistic basis. Substantially all of the proceeds from disposition activity beyond 2013 are expected to be redeployed into external growth initiatives, including strategic acquisitions. In addition, tenant improvement costs associated with re-leasing vacant space could continue to be significant.
Cash Flows from Financing Activities
Cash flows used in financing activities were $422,723, $636,854 and $276,282 for the years ended December 31, 2013, 2012 and 2011, respectively. We used $341,384, $900,274 and $198,155, respectively, in cash flow related to the net activity from principal payments on mortgages and notes payable, including the repayment of $125,000 of IW JV notes payable in 2013, the payment of loan fees, the repayment of other financings, settlement of the co-venture obligation and net proceeds from our credit facility. We paid $164,391, $128,391 and $71,754, respectively, in distributions, net of distributions reinvested through the DRP in 2012 and 2011, to our shareholders for the years ended December 31, 2013, 2012 and 2011. In 2013, we received $84,835 in proceeds from the issuance of common stock through our ATM equity program. In 2012, we received $272,081 in proceeds, net of the underwriting discount, from the issuance of our Class A common stock and paid $1,253 to shareholders holding fractional shares in connection with that issuance. We also received $130,747 in proceeds, net of the underwriting discount, from the issuance of preferred stock in 2012. During the years ended December 31, 2012 and 2011, we also used $7,541 and $2,476, respectively, through the net repayment of margin debt.
We plan to continue to address our outstanding mortgages payable by using proceeds from our unsecured revolving line of credit and capital markets transactions.
Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of December 31, 2013, the joint venture owned six multi-tenant retail properties, which we contributed at the inception of the venture. In addition, as of December 31, 2013, we held an investment in one non-operating property unconsolidated joint venture. Our investments in unconsolidated joint ventures are further discussed in Note 10 to the consolidated financial statements.
The table below summarizes the outstanding debt of our MS Inland unconsolidated joint venture as of December 31, 2013, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Years to Maturity/ Weighted Average Years to Maturity
MS Inland (a)	20.0%	$142,537	4.79%	3.9 years

(a)	As of December 31, 2013, our MS Inland joint venture has no mortgages payable that are maturing in 2014.

Other than described above, we have no off-balance-sheet arrangements as of December 31, 2013 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2013 and does not reflect the impact of any activity that occurred after December 31, 2013.

	Payment due by period
	Less than 1 year (2)	1-3 years	3-5 years (3)	More than 5 years	Total
Long-term debt (1)
Fixed rate	$38,466	$483,575	$608,388	$842,651	$1,973,080
Variable rate	11,359	—	315,000	—	326,359
Interest	116,272	187,911	128,956	101,264	534,403
Operating lease obligations (4)	8,882	17,558	17,939	578,100	622,479
	$174,979	$689,044	$1,070,283	$1,522,015	$3,456,321

(1)
Amounts include principal amortization and maturities of mortgages payable and do not include mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, which was outstanding as of December 31, 2013. Interest payments related to variable rate debt were calculated using the interest rates as of December 31, 2013.

(2)
The remaining borrowings outstanding through December 31, 2014 include four mortgage loans that mature in 2014. We plan on addressing our 2014 mortgages payable maturities by using proceeds from our unsecured revolving line of credit and capital markets transactions.

(3)
Included in the fixed rate debt is $300,000 of LIBOR-based debt which matures on May 11, 2018. We have swapped this portion of the term loan to a fixed rate through February 24, 2016. Included in the variable rate debt is $165,000 of borrowings under our unsecured revolving line of credit which matures on May 12, 2017 and has a one year extension option that we may exercise as long as we are in compliance with the terms of the credit agreement and we pay an extension fee.

(4)
We lease land under non-cancellable leases at certain of the properties expiring in various years from 2023 to 2090, not inclusive of any available option period. The property attached to the land will revert back to the lessor at the end of the lease. We lease office space under non-cancellable leases expiring in various years from 2014 to 2023.

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
Summary of Significant Accounting Policies
Critical Accounting Policies and Estimates
The following disclosure pertains to accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property
We allocate the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any. Acquisition transaction costs are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss).
For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating acquisition date fair value. We allocate a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. We also evaluate each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. The discount rate used in the present value calculation of above and below market lease intangibles requires our evaluation of subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
All acquisition accounting fair value estimates require us to consider various factors, including, but not limited to, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
Impairment of Long-Lived Assets
Our investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we determine whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	continued difficulty in leasing space;

•	significant financially troubled tenants;

•	a change in plan to sell a property prior to the end of its useful life or holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original acquisition/development estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by our management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated dates of construction completion and grand opening for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	property-specific discount and capitalization rates for fair value estimates as necessary.
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
Cost Capitalization, Depreciation and Amortization Policies
Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are included in the investment properties financial statement caption as an addition to building and improvements.
Depreciation expense is computed using the straight-line method. Building and improvements are depreciated based upon estimated useful lives of 30 years for buildings and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements, other leasing costs and acquired in-place lease value intangibles are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Acquired above and below market lease intangibles are amortized on a straight-line basis over the life of the related lease, inclusive of renewal periods if market participants would consider it reasonably assured that the lessee would exercise such options, as an adjustment to rental income when we are the lessor. For acquired leases in which we are the lessee, any value attributable to above or below market lease intangibles is amortized over the life of the related lease as an adjustment to property operating expenses.
We capitalize direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements upon consideration of project-specific factors. A project’s classification changes from development to operating when it is substantially completed and held available for occupancy, but no later than one year from the completion of major construction activity. A property is considered stabilized upon reaching 90% occupancy, but no later than one year from the date it was classified as operating.
Loss on Lease Terminations
In situations in which a lease or leases associated with a significant tenant have been or are expected to be terminated early, we evaluate the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances of the termination, we may write-off the applicable asset group or accelerate the depreciation and amortization associated with the asset group. If we conclude that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive income (loss) as “Loss on lease terminations.”
Investment Properties Held For Sale
In determining whether to classify an investment property as held for sale, we consider whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the investment property is probable; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above or below market lease intangibles and we record the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are held for sale are classified separately on the consolidated balance sheets for the most recent reporting period. Additionally, if the operations and cash flow of the property have been, or will be upon consummation of such sale, eliminated from ongoing operations and we don’t have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive income (loss) as discontinued operations for all periods presented.
Partially-Owned Entities
If we determine that we are an owner in a variable interest entity (VIE) and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. We assess our interests in variable interest entities on an ongoing basis to determine whether or not we are a primary beneficiary. Such assessments include an evaluation of who controls the entity even in circumstances in which we have greater than a 50% ownership interest, as well as who possesses the power to direct the activities that most substantially impact the entity’s economic performance, or possesses the obligation to absorb expected losses or right to receive expected residual returns. If our interest does not incorporate these elements, we will not consolidate the entity.
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
Derivative and Hedging Activities
All derivatives are recorded on the consolidated balance sheets at their fair values within “Other liabilities.” On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in accumulated other comprehensive income and are subsequently reclassified to interest expense as interest payments are made on our variable rate debt. As of December 31, 2013, the balance in accumulated other comprehensive loss relating to derivatives was $738. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported within “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income (loss). We do not use derivatives for trading or speculative purposes.
Revenue Recognition
We commence revenue recognition on our leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If we are the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If we conclude that the lessee is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are treated as lease incentives which are amortized as a reduction to the revenue recognized over the term of the lease. In these circumstances, we commence revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements. We consider a number of factors to evaluate whether we or the lessee are the owner of the tenant improvements for accounting purposes. These factors include:

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
We record lease termination income upon execution of a signed termination letter agreement, when all of the conditions of the agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, we may record losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.
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
In addition, GAAP prescribes a recognition threshold and measurement attributable for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. We record a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.
Impact of Recently Issued Accounting Pronouncements
Effective January 1, 2013, companies are required to disclose additional information about reclassification adjustments out of accumulated other comprehensive income (AOCI), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. For significant items reclassified out of AOCI to net income in their entirety in the reporting period, disclosure of the effect of the reclassifications on the respective line items in the statement where net income is presented is required. For items that are not reclassified to net income in their entirety in the reporting period, a cross reference to other disclosures in the notes is required. The adoption resulted in the addition of a cross reference to other disclosures in the notes on the face of the accompanying consolidated statements of operations and other comprehensive income (loss).
Effective January 1, 2014, companies will be required to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. To the extent none of these are available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption did not have any effect on our consolidated financial statements.

Subsequent Events
Subsequent to December 31, 2013, we drew $63,000 on our unsecured revolving line of credit and used a portion of the proceeds to repay mortgages payable with an aggregate principal balance of $31,352 and a weighted average interest rate of 6.12%. We incurred a prepayment fee totaling $1,578 related to the payoff of certain of these mortgages. The remaining proceeds were used for general corporate purposes.
On February 11, 2014, our board of directors declared the cash dividend for the first quarter of 2014 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2014 to preferred shareholders of record at the close of business on March 20, 2014.
On February 11, 2014, our board of directors declared the distribution for the first quarter of 2014 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 10, 2014 to Class A common shareholders of record at the close of business on March 28, 2014.
Inflation
Many of our leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. Such escalation clauses may include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than 10 years, which permits us to seek to increase rents to market rates upon renewal. Most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund our operations and the expansion of our real estate investment portfolio. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, and in some cases variable rates with the ability to convert to fixed rates.
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
As of December 31, 2013, we had $308,337 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at December 31, 2013
Fixed rate portion of credit facility	$300,000	February 24, 2016	$561
Heritage Towne Crossing	8,337	September 30, 2016	190
	$308,337		$751
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $3,078.
The combined carrying amount of our mortgages payable and unsecured credit facility is approximately $145,483 lower than the fair value as of December 31, 2013.
We may use additional derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty. It is our policy to enter into these transactions with the same party providing the financing, with the right of offset. Alternatively, we will minimize the credit risk in derivative instruments by entering into transactions with highly rated counterparties.
Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and required principal payments of our mortgages payable and unsecured credit facility as of December 31, 2013, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after December 31, 2013.

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt (a) :
Fixed rate debt:
Mortgages payable (b)	$38,466	$437,403	$46,172	$296,019	$12,369	$842,651	$1,673,080	$1,816,279
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	300,000	—	300,000	301,285
Total fixed rate debt	38,466	437,403	46,172	296,019	312,369	842,651	1,973,080	2,117,564

Variable rate debt:
Mortgages payable	11,359	—	—	—	—	—	11,359	11,359
Unsecured credit facility	—	—	—	165,000	150,000	—	315,000	316,193
Total variable rate debt	11,359	—	—	165,000	150,000	—	326,359	327,552
Total debt (d)	$49,825	$437,403	$46,172	$461,019	$462,369	$842,651	$2,299,439	$2,445,116

Weighted average interest rate on debt:
Fixed rate debt	6.17%	5.79%	5.86%	5.66%	2.19%	6.52%	5.52%
Variable rate debt	2.44%	—	—	1.67%	1.62%	—	1.67%
Total	5.32%	5.79%	5.86%	4.23%	2.00%	6.52%	4.97%

(a)	The debt maturity table does not include mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, which was outstanding as of December 31, 2013.

(b)
Includes $8,337 of variable rate mortgage debt that was swapped to a fixed rate and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013.

(c)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of December 31, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
We had $326,359 of variable rate debt, excluding $308,337 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.67% at December 31, 2013. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2013, interest expense would increase by approximately $3,264 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2013. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in the level of interest rates.

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
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Properties of America, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2014

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2013	December 31, 2012
Assets
Investment properties:
Land	$1,174,065	$1,209,523
Building and other improvements	4,586,657	4,703,859
Developments in progress	43,796	49,496
	5,804,518	5,962,878
Less accumulated depreciation	(1,330,474)	(1,275,787)
Net investment properties	4,474,044	4,687,091
Cash and cash equivalents	58,190	138,069
Investment in unconsolidated joint ventures	15,776	56,872
Accounts and notes receivable (net of allowances of $8,197 and $6,452, respectively)	80,818	85,431
Acquired lease intangible assets, net	129,561	125,706
Assets associated with investment properties held for sale	8,616	8,922
Other assets, net	110,571	135,336
Total assets	$4,877,576	$5,237,427

Liabilities and Equity
Liabilities:
Mortgages and notes payable, net	$1,684,633	$2,212,089
Unsecured term loan	450,000	300,000
Unsecured revolving line of credit	165,000	80,000
Accounts payable and accrued expenses	54,457	73,983
Distributions payable	39,138	38,200
Acquired lease intangible liabilities, net	91,881	74,648
Liabilities associated with investment properties held for sale	6,603	60
Other liabilities	77,030	82,694
Total liabilities	2,568,742	2,861,674

Commitments and contingencies (Note 16)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized
7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at December 31, 2013 and 2012; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,302 and 133,606 shares issued and outstanding at December 31, 2013 and 2012, respectively	236	133
Class B-2 common stock, $0.001 par value, 55,000 shares authorized, 0 and 48,518 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	49
Class B-3 common stock, $0.001 par value, 55,000 shares authorized, 0 and 48,519 shares issued and outstanding at December 31, 2013 and 2012, respectively	—	49
Additional paid-in capital	4,919,633	4,835,370
Accumulated distributions in excess of earnings	(2,611,796)	(2,460,093)
Accumulated other comprehensive loss	(738)	(1,254)
Total shareholders’ equity	2,307,340	2,374,259
Noncontrolling interests	1,494	1,494
Total equity	2,308,834	2,375,753
Total liabilities and equity	$4,877,576	$5,237,427

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$433,306	$422,621	$420,653
Tenant recovery income	101,962	100,520	99,826
Other property income	15,955	8,518	9,689
Total revenues	551,223	531,659	530,168

Expenses:
Property operating expenses	89,067	90,516	93,565
Real estate taxes	71,191	69,232	70,462
Depreciation and amortization	219,606	203,044	204,467
Provision for impairment of investment properties	59,486	1,323	7,650
Loss on lease terminations	2,819	6,102	8,247
General and administrative expenses	31,533	26,878	20,605
Total expenses	473,702	397,095	404,996

Operating income	77,521	134,564	125,172

Gain on extinguishment of debt	—	3,879	15,345
Equity in loss of unconsolidated joint ventures, net	(1,246)	(6,307)	(6,437)
Gain on sale of joint venture interest	17,499	—	—
Gain on change in control of investment properties	5,435	—	—
Interest expense (Note 9)	(146,805)	(171,295)	(203,914)
Co-venture obligation expense	—	(3,300)	(7,167)
Recognized gain on marketable securities, net	—	25,840	277
Other income, net	4,741	2,251	5,232
Loss from continuing operations	(42,855)	(14,368)	(71,492)

Discontinued operations:
Income (loss), net	9,396	(24,063)	(31,501)
Gain on sales of investment properties, net	41,279	30,141	24,509
Income (loss) from discontinued operations	50,675	6,078	(6,992)
Gain on sales of investment properties, net	5,806	7,843	5,906
Net income (loss)	13,626	(447)	(72,578)
Net income attributable to noncontrolling interests	—	—	(31)
Net income (loss) attributable to the Company	13,626	(447)	(72,609)
Preferred stock dividends	(9,450)	(263)	—
Net income (loss) attributable to common shareholders	$4,176	$(710)	$(72,609)

Earnings (loss) per common share — basic and diluted:
Continuing operations	$(0.20)	$(0.03)	$(0.34)
Discontinued operations	0.22	0.03	(0.04)
Net income (loss) per common share attributable to common shareholders	$0.02	$—	$(0.38)

Net income (loss)	$13,626	$(447)	$(72,578)
Other comprehensive income (loss):
Net unrealized gain on derivative instruments (Note 9)	516	108	1,211
Net unrealized gain (loss) on marketable securities	—	4,748	(3,486)
Reversal of unrealized gain to recognized gain on marketable securities	—	(25,840)	(277)
Comprehensive income (loss)	14,142	(21,431)	(75,130)
Comprehensive income attributable to noncontrolling interests	—	—	(31)
Comprehensive income (loss) attributable to common shareholders	$14,142	$(21,431)	$(75,161)

Weighted average number of common shares outstanding — basic and diluted	234,134	220,464	192,456

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2011	—	$—	47,734	$47	143,204	$144	$4,383,567	$(2,111,138)	$22,282	$2,294,902	$1,163	$2,296,065
Net loss (excluding net income of $31 attributable to redeemable noncontrolling interests)	—	—	—	—	—	—	—	(72,609)	—	(72,609)	—	(72,609)
Distribution upon dissolution of partnership	—	—	—	—	—	—	—	(8,483)	—	(8,483)	(1)	(8,484)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,552)	(2,552)	—	(2,552)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	—	332	332
Distributions declared to common shareholders ($0.6265625 per share)	—	—	—	—	—	—	—	(120,647)	—	(120,647)	—	(120,647)
Distribution reinvestment program (DRP)	—	—	644	1	1,933	2	44,293	—	—	44,296	—	44,296
Issuance of restricted common stock	—	—	4	—	10	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	117	—	—	117	—	117
Balance at December 31, 2011	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518

Net loss	—	$—	—	$—	—	$—	$—	$(447)	$—	$(447)	$—	$(447)
Other comprehensive loss	—	—	—	—	—	—	—	—	(20,984)	(20,984)	—	(20,984)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(146,769)	—	(146,769)	—	(146,769)
Issuance of common stock, net of offering costs	—	—	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	—	—	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
Issuance of preferred stock, net of offering costs	5,400	5	—	—	—	—	130,289	—	—	130,294	—	130,294
DRP	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	48,518	48	(48,518)	(48)	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	277	—	—	277	—	277
Balance at December 31, 2012	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(Continued)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Net income	—	$—	—	$—	—	$—	$—	$13,626	$—	$13,626	$—	$13,626
Other comprehensive income	—	—	—	—	—	—	—	—	516	516	—	516
Distributions declared to preferred shareholders ($1.7986 per share)	—	—	—	—	—	—	—	(9,713)	—	(9,713)	—	(9,713)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(155,616)	—	(155,616)	—	(155,616)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,491	—	—	83,496	—	83,496
Issuance of restricted common stock	—	—	116	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	97,037	98	(97,037)	(98)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(4)	—	—	—	772	—	—	772	—	772
Balance at December 31, 2013	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$13,626	$(447)	$(72,578)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	230,681	229,805	238,020
Provision for impairment of investment properties	92,033	25,842	39,981
Gain on sales of investment properties, net	(47,085)	(37,984)	(30,415)
Gain on extinguishment of debt	(26,331)	(3,879)	(16,705)
Gain on extinguishment of other liabilities	(3,511)	—	—
Gain on sale of joint venture interest	(17,499)	—	—
Gain on change in control of investment properties	(5,435)	—	—
Loss on lease terminations	2,819	6,912	8,714
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	10,032	(5)	6,834
Equity in loss of unconsolidated joint ventures, net	1,246	6,307	6,437
Distributions on investments in unconsolidated joint ventures	7,105	6,168	2,218
Recognized gain on sale of marketable securities	—	(25,840)	(277)
Payment of leasing fees and inducements	(12,930)	(43,132)	(10,786)
Changes in accounts receivable, net	(2,574)	3,378	4,915
Changes in accounts payable and accrued expenses, net	(6,043)	(9,037)	(813)
Changes in other operating assets and liabilities, net	(4,836)	8,701	(6,618)
Other, net	8,334	296	5,680
Net cash provided by operating activities	239,632	167,085	174,607

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	35,133	359
Changes in restricted escrows, net	22,360	23,916	673
Purchase of investment properties	(237,520)	(2,806)	(16,555)
Capital expenditures and tenant improvements	(51,221)	(40,772)	(32,509)
Proceeds from sales of investment properties	326,766	453,320	195,948
Investment in developments in progress	(1,468)	(565)	(3,288)
Proceeds from sale of joint venture interest	53,073	—	—
Investment in unconsolidated joint ventures	(9,640)	(13,821)	(50,030)
Distributions of investments in unconsolidated joint ventures	862	17,403	12,563
Other, net	—	21	310
Net cash provided by investing activities	103,212	471,829	107,471

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	—	(7,541)	(2,476)
Proceeds from mortgages and notes payable	940	319,691	91,579
Principal payments on mortgages and notes payable	(571,870)	(988,483)	(678,071)
Proceeds from credit facility	630,000	355,000	574,764
Repayments of credit facility	(395,000)	(530,000)	(174,111)
Payment of loan fees and deposits, net	(5,454)	(6,482)	(12,316)
Settlement of co-venture obligation	—	(50,000)	—
Proceeds from issuance of common stock	84,835	272,081	—
Redemption of fractional shares of common stock	—	(1,253)	—
Proceeds from issuance of preferred stock	—	130,747	—
Distributions paid, net of DRP	(164,391)	(128,391)	(71,754)
Other, net	(1,783)	(2,223)	(3,897)
Net cash used in financing activities	(422,723)	(636,854)	(276,282)

Net (decrease) increase in cash and cash equivalents	(79,879)	2,060	5,796
Cash and cash equivalents, at beginning of year	138,069	136,009	130,213
Cash and cash equivalents, at end of year	$58,190	$138,069	$136,009
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest, net of interest capitalized	$144,975	$205,124	$227,887
Distributions payable	$39,138	$38,200	$31,448
Distributions reinvested	$—	$11,626	$44,296
Accrued capital expenditures and tenant improvements	$6,662	$6,399	$4,878
Developments in progress placed in service	$523	$929	$25,651
Forgiveness of mortgage debt	$19,615	$27,449	$15,798
Forgiveness of accrued interest, net of escrows held by the lender	$6,716	$—	$—
Shares of Class B common stock converted to Class A common stock	97,036	48,518	—

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(298,695)	$(2,806)	$(12,546)
Accounts receivable, acquired lease intangible and other assets	(41,597)	—	(4,547)
Acquired ground lease intangible liability	14,791	—	—
Accounts payable, acquired lease intangible and other liabilities	13,369	—	538
Mortgages payable assumed, net	69,177	—	—
Gain on change in control of investment properties	5,435	—	—
	$(237,520)	$(2,806)	$(16,555)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$275,749	$389,465	$217,700
Accounts receivable, acquired lease intangible and other assets	15,928	52,064	10,142
Accounts payable, acquired lease intangible and other liabilities	(14,368)	(2,305)	(5,805)
Mortgages payable	(26)	—	—
Assumption of mortgage debt	—	—	(60,000)
Forgiveness of mortgage debt	—	(23,570)	—
Deferred gains	(1,113)	(318)	2,505
Gain on extinguishment of debt	—	—	991
Gain on extinguishment of other liabilities	3,511	—	—
Gain on sales of investment properties, net	47,085	37,984	30,415
	$326,766	$453,320	$195,948

Proceeds from sale of joint venture ownership interest:
Investment in unconsolidated joint venture	$35,574	$—	$—
Other assets and other liabilities	(447)	—	—
Deferred gain	447	—	—
Gain on sale of joint venture interest	17,499	—	—
	$53,073	$—	$—
(concluded)
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1)  Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed to own and operate high quality, strategically located shopping centers in the United States. The Company was initially formed on March 5, 2003 as Inland Western Retail Real Estate Trust, Inc. On March 8, 2012, the Company changed its name to Retail Properties of America, Inc.
All share amounts and dollar amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share amounts and per square foot amounts. Square foot and per square foot amounts are unaudited.
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
Reclassifications to condense certain captions have been made to the 2011 and 2012 consolidated statements of operations to conform to the 2013 presentation. Amounts previously reflected in “Dividend income” and “Interest income” are now included in “Other income, net”. In addition, reclassifications to expand certain captions have been made to the 2012 consolidated balance sheet to conform to the 2013 presentation. Amounts previously reflected in “Credit facility” are now separately presented in “Unsecured term loan” and “Unsecured revolving line of credit”.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.
The Company’s property ownership as of December 31, 2013 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	231	—	6
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has a 20% ownership interest in one LLC.

(c)	Excludes one wholly-owned property classified as held for sale as of December 31, 2013.
The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE). An entity is a VIE if, among other aspects, the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or, as a group, the holders of the equity investment at risk do not possess the power to direct the activities that most substantially impact the entity’s economic performance, or possess the obligation to absorb expected losses or right to receive expected residual returns. The Company also consolidates entities that are not VIEs in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

ability to exercise significant influence, but does not have financial or operating control, are accounted for pursuant to the equity method of accounting. Accordingly, the Company’s share of the income (loss) of these unconsolidated joint ventures is included in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss). Refer to Note 10 for further discussion.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the consolidated statements of operations and other comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. As of December 31, 2013, the Company is the controlling member in one less-than-wholly-owned consolidated entity.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the years ended December 31, 2013, 2012 and 2011 pursuant to the terms of the applicable organizational documents.
(2)  Summary of Significant Accounting Policies
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant improvements are capitalized.
The Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any. Acquisition transaction costs are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss).
For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value. The Company allocates a portion of the purchase price to the estimated acquired in-place lease value based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. The discount rate used in the present value calculation of above and below market lease intangibles requires the Company to utilize subjective factors such as market knowledge, economics, demographics, location, visibility, age and physical condition of the property.
All acquisition accounting fair value estimates require the Company to consider various factors, including but not limited to, geographic location, size and location of tenant spaces within the acquired investment property and tenant profiles.
The portion of the purchase price allocated to acquired in-place lease value is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value of $31,563, $35,119 and $38,873 (including $1,717, $3,285 and $4,351, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease value of $2,991, $3,242 and $4,816 (including $25, $45 and $80, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease value of $3,841, $4,733 and $6,533 (including $183,

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

$406 and $613, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively, was recorded as an increase to rental income.
With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses. Amortization pertaining to above market lease value of $93 for the year ended December 31, 2013 was recorded as a reduction to property operating expenses. No amortization pertaining to above or below market lease value was recorded for the years ended December 31, 2012 or 2011.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned at December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$3,507	$3,037	$2,574	$2,156	$1,899	$3,931	$17,104
Acquired in-place lease value (b)	25,303	17,235	14,627	11,524	8,907	34,861	112,457
Acquired lease intangible assets, net (c)	$28,810	$20,272	$17,201	$13,680	$10,806	$38,792	$129,561

Acquired below market lease intangibles (a)	$(4,014)	$(3,878)	$(3,751)	$(3,644)	$(3,541)	$(58,356)	$(77,184)
Acquired ground lease intangible liability (d)	(560)	(560)	(560)	(560)	(560)	(11,897)	(14,697)
Acquired lease intangible liabilities, net (c)	$(4,574)	$(4,438)	$(4,311)	$(4,204)	$(4,101)	$(70,253)	$(91,881)

(a)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization is recorded as an adjustment to rental income.

(b)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization is recorded to depreciation and amortization expense.

(c)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $303,617 and $46,654 of accumulated amortization, respectively, as of December 31, 2013.

(d)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to property operating expenses.
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
Impairment: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a change in expected holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original acquisition/development estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

If the presence of one or more impairment indicators as described above is identified with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated dates of construction completion and grand opening for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	property-specific discount and capitalization rates for fair value estimates as necessary.
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
Below is a summary of impairment charges recorded during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Impairment of consolidated properties (a)	$92,033	$25,842	$39,981
Impairment of investment in unconsolidated joint ventures (b)	$1,834	$—	$—
Impairment of properties recorded at unconsolidated joint ventures (c)	$286	$1,527	$3,956

(a)
Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive income (loss), except for $32,547, $24,519 and $32,331, which is included in discontinued operations in 2013, 2012 and 2011, respectively.

(b)
Included in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss), and represents the aggregate impairment charge recorded to write down the Company’s investment in its Hampton Retail Colorado, L.L.C. (Hampton) joint venture, which was dissolved during 2013. See Note 10 for further discussion.

(c)
Reflected within “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss), and represents the Company’s proportionate share of property-level impairment charges recorded at its unconsolidated joint ventures.

The Company’s assessment of impairment at December 31, 2013 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding periods for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties and investments in unconsolidated joint ventures will not occur in 2014 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 14 for further discussion.
Development Projects: The Company capitalizes direct and certain indirect project costs incurred during the development period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes. At such time as the development is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes and interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements. Development payables of $271 and $157 at December 31, 2013 and 2012, respectively, consist of costs incurred and not yet paid pertaining to such development projects and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The Company did not capitalize interest costs during the years ended December 31, 2013 and 2012. During the year ended December 31, 2011, the Company capitalized interest costs of $197.
Loss on Lease Terminations: In situations in which a lease or leases associated with a significant tenant have been, or are expected to be, terminated early, the Company evaluates the remaining useful lives of depreciable or amortizable assets in the asset group related to the lease that will be terminated (i.e., tenant improvements, above and below market lease intangibles, in-place lease value and leasing commissions). Based upon consideration of the facts and circumstances of the termination, the Company may write-off the applicable asset group or accelerate the depreciation and amortization associated with the asset group. If the Company concludes that a write-off of the asset group is appropriate, such charges are reported in the consolidated statements of operations and other comprehensive income (loss) as “Loss on lease terminations.” The Company recorded loss on lease terminations of $2,819, $6,912 and $8,714 (including $0, $810 and $467, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.
Investment Properties Held For Sale: In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value and any above market or below market lease intangibles. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. Additionally, if the operations and cash flows of the property have been, or will be upon consummation of such sale, eliminated from ongoing operations and the Company does not have significant continuing involvement in the operations of the property, then the operations for the periods presented are classified in the consolidated statements of operations and other comprehensive income (loss) as discontinued operations for all periods presented. There was one property classified as held for sale at December 31, 2013 and three properties classified as held for sale at December 31, 2012. Refer to Note 4 for further discussion.
Partially-Owned Entities: If the Company determines that it holds a financial interest in a VIE that is deemed to be a controlling financial interest, it will consolidate the entity as the primary beneficiary. The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary. Partially-owned, non-variable interest joint ventures in which the Company has a controlling financial interest are consolidated. Partially-owned joint ventures in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, will not be consolidated, but rather accounted for pursuant to the equity method of accounting. Refer to Notes 1 and 10 for more information.
Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase, to be cash equivalents. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalent balances at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.
Marketable Securities: The Company liquidated its entire investments in securities portfolio in 2012. When the Company holds investments in marketable securities, they are classified as “available-for-sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. Impairments of these investments in marketable securities that the Company determines are other-than-temporary are recorded as recognized loss on marketable

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

securities on the consolidated statements of operations and other comprehensive income (loss). To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary, among other things. Evidence considered in this assessment includes the nature of the investment, the reasons for the impairment (i.e. credit or market related), the severity and duration of the impairment, changes in value subsequent to the end of the reporting period and forecasted performance of the investee. All available information is considered in making this determination with no one factor being determinative. During the years ended December 31, 2012 and 2011, the Company recognized gains on sales of marketable securities of $25,840 and $277, respectively, and an unrealized OCI gain (loss) of $4,748 and $(3,486), respectively.
Restricted Cash and Escrows: Restricted cash and escrows consist of lenders’ escrows and funds restricted through lender or other agreements and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the Company had $40,198 and $63,539, respectively, in restricted cash and escrows.
Derivative Instruments and Hedging Activities: All derivatives are recorded in the consolidated balance sheets at fair value within “Other liabilities.” On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” and are subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2013, the balance in accumulated other comprehensive loss relating to derivatives was $738. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the consolidated statements of operations and other comprehensive income (loss). The Company uses derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings. The Company does not use derivatives for trading or speculative purposes.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and/or method of settlement may be conditional on a future event. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2013 and 2012.
Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes it is not the owner, for accounting purposes, of the tenant improvements (the lessee is the owner), then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are accounted for as lease inducements which are amortized as a reduction to the revenue recognized over the term of the lease. In these circumstances, the Company commences revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.
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

RETAIL PROPERTIES OF AMERICA, INC.
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
The Company records lease termination income in “Other property income” upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate, in accordance with its policy related to loss on lease terminations. The Company recorded lease termination income of $15,787, $2,331 and $1,187 (including $7,182, $1,106 and none, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company recorded percentage rental income in lieu of base rent and contingent percentage rental income of $4,744, $5,356 and $5,496 (including $55, $52 and $123, respectively, reflected as discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method by the Company unless a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. During the year ended December 31, 2013, the Company sold 20 consolidated investment properties. Investment properties totaling 31 and 11 were sold during the years ended December 31, 2012 and 2011, respectively, excluding investment properties partially sold to the Company’s unconsolidated joint ventures. Refer to Note 4 for further discussion.
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
Rental Expense: Rental expense associated with land and office space that the Company leases under non-cancellable operating leases is recorded on a straight-line basis over the term of each lease. The difference between rental expense incurred on a straight-line basis and rent payments due under the provisions of a lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets. See Note 6 for additional information pertaining to these leases.
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
Additionally, GAAP prescribes a recognition threshold and measurement attributable for the financial statement recognition of a tax position taken, or expected to be taken, in a tax return. The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Returns for the calendar years 2010 through 2013 remain subject to examination by federal and various state tax jurisdictions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Segment Reporting: The Company assesses and measures the operating results of its portfolio of properties based on net operating income and does not differentiate properties by geography, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company evaluates the collective performance of its properties.
Recent Accounting Pronouncements
Effective January 1, 2013, companies are required to disclose additional information about reclassification adjustments out of accumulated other comprehensive income (AOCI), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. For significant items reclassified out of AOCI to net income in their entirety in the reporting period, disclosure of the effect of the reclassifications on the respective line items in the statement where net income is presented is required. For items that are not reclassified to net income in their entirety in the reporting period, a cross reference to other disclosures in the notes is required. The adoption resulted in the addition of a cross reference to other disclosures in the notes on the face of the accompanying consolidated statements of operations and other comprehensive income (loss).
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
(3)  Acquisitions
The Company acquired seven properties during the year ended December 31, 2013, as summarized below.
As discussed in Note 10, on October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan) and acquired its partner’s 80% ownership interest in five multi-tenant retail properties (collectively, the RioCan acquisitions). The five properties have a combined total fair value of approximately $124,800. Total cash consideration paid by the Company was approximately $45,500 before transaction costs and prorations and after assumption of its partner’s 80% interest of the joint venture’s $67,900 in-place mortgage financing on those properties. The properties acquired have a combined total gross leasable area (GLA) of 598,100 square feet. This transaction was accounted for as a business combination achieved in stages. As a result, the Company recognized a gain of $5,435 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value, which is presented as “Gain on change in control of investment properties” in the accompanying consolidated statements of operations and other comprehensive income (loss). Refer to Note 10 for additional transaction details.
During the fourth quarter of 2013, the Company acquired a 100% interest in each of the following two multi-tenant retail properties located in the New York City metropolitan statistical area (collectively, the New York acquisitions) for a combined gross purchase price of $192,430 using available cash on hand and proceeds from its unsecured revolving line of credit:

•	Pelham Manor Shopping Plaza, a 228,000 square foot community shopping center located in Pelham Manor, New York, and

•	Fordham Place, a 262,000 square foot mixed-use retail and commercial office building located in the Bronx, New York.
The following table summarizes the acquisition date fair values the Company recorded in conjunction with the RioCan acquisitions and the New York acquisitions discussed above:

Land	$60,307
Building and other improvements	238,388
Acquired lease intangible assets	46,357
Acquired lease intangible liability	(26,525)
Mortgages payable (a)	(69,177)
Net assets acquired	$249,350

(a)	Includes mortgage premium of $1,313.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

All acquisition accounting fair value estimates require the Company to consider various factors, including, but not limited to, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
The transaction costs related to the acquisition of these assets, which were not material, were expensed as incurred and included within “General and administrative expenses” in the consolidated statements of operations and other comprehensive income (loss).
During the year ended December 31, 2012, the Company paid $2,806 to an unaffiliated third party to acquire a fully occupied 45,000 square foot building located at the Company’s Hickory Ridge multi-tenant retail property that was subject to a ground lease with the Company prior to the transaction.
Condensed Pro Forma Financial Information
The results of operations of the RioCan acquisitions and the New York acquisitions are included in the consolidated statements of operations and other comprehensive income (loss) beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if these acquisitions had been completed as of January 1, 2012. These pro forma results are for comparative purposes only and not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Year Ended December 31,
	2013	2012
Total revenues	$576,894	$565,053
Net income	$15,744	$6,902
Net income attributable to Company shareholders	$6,294	$6,639
Earnings per share - basic and diluted
Net income per common share attributable to common shareholders	$0.03	$0.03
Weighted average common shares outstanding	234,134	220,464
(4)  Discontinued Operations and Investment Properties Held for Sale
The Company monitors its investment properties to ensure that each property continues to meet investment and strategic objectives. This approach results in the sale of certain non-core and non-strategic assets that no longer meet the Company’s investment criteria.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company sold 20 properties during the year ended December 31, 2013, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net	Mortgage Debt Extinguished	Gain (a)
January 16, 2013	Mervyns - Ridgecrest	Single-user retail	59,000	$500	$477	$—	$—
January 16, 2013	Mervyns - Highland	Single-user retail	80,500	2,133	2,030	—	—
January 25, 2013	American Express - DePere	Single-user office	132,300	17,233	17,168	—	1,914
June 21, 2013	Dick's Sporting Goods-Fresno	Multi-tenant retail	77,400	6,500	6,401	—	21
July 31, 2013	Raytheon Facility	Single-user office	105,000	11,500	11,142	—	—
September 26, 2013	LA Fitness - Oceanside	Single-user retail	75,400	17,000	16,811	—	1,705
October 8, 2013	Stop & Shop - Beekman	Single-user retail	40,400	15,300	15,211	—	5,364
October 8, 2013	Duck Creek	Multi-tenant retail	134,200	19,700	19,428	—	1,786
October 25, 2013	University Square	Multi-tenant retail	287,000	175	131	—	152	(b)
October 31, 2013	Preston Trail Village	Multi-tenant retail	180,000	17,955	17,401	—	—
November 20, 2013	Rite Aid - Atlanta	Single-user retail	11,000	1,607	1,522	—	—
December 5, 2013	Shops at 5	Multi-tenant retail	421,700	29,000	28,509	—	—
December 6, 2013	The Market at Polaris	Multi-tenant retail	208,500	58,400	57,568	—	10,442
December 6, 2013	Powell Center	Multi-tenant retail	85,700	14,600	14,129	—	3,049
December 11, 2013	Bluebonnet Parc	Multi-tenant retail	135,400	21,250	20,762	—	5,732
December 12, 2013	Bangor Parkade	Multi-tenant retail	232,800	26,250	25,539	—	3,114
December 16, 2013	Shoppes of Warner Robins	Multi-tenant retail	70,700	10,642	10,519	—	1,202
Various (c)	Darien Towne Center	Multi-tenant retail	223,700	29,850	28,029	—	3,967
December 19, 2013	Ridge Tool Building	Single-user industrial	128,500	6,600	6,321	—	804
December 31, 2013	Shoppes at Lake Andrew	Multi-tenant retail	144,700	21,850	21,476	—	2,027
			2,833,900	$328,045	$320,574	$—	$41,279

(a)	Amounts presented reflect the impact of previously recognized impairment charges, as applicable.

(b)	The Company recognized a $3,511 gain on extinguishment of other liabilities in conjunction with the sale of this property.

(c)	A parcel was sold on January 28, 2013 and the remaining property was sold on December 17, 2013.
The Company also received net proceeds of $6,192 and recorded gains of $5,806 from earnouts and the sale of parcels at two of its properties that did not qualify for discontinued operations treatment. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the year ended December 31, 2013 totaled $326,766 with aggregate gains of $47,085.
During 2012, the Company sold 31 properties. The disposition and additional transactions, including condemnation awards and earnouts, resulted in aggregate proceeds, net of closing costs, to the Company of $453,320 with aggregate gains of $37,984.
During 2011, the Company sold 11 properties. The dispositions and additional transactions, including the partial sale of a multi-tenant retail property to the Company’s former RioCan joint venture, condemnation awards, earnouts and the sale of a parcel at one of its operating properties, resulted in aggregate proceeds, net of closing costs, to the Company of $195,948 with aggregate gains of $30,415.
As of December 31, 2013, the Company had entered into a contract to sell Riverpark Phase IIA, a 64,300 square foot single-user retail property located in Sugar Land, Texas. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the year ended December 31, 2013, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the consolidated balance sheets as of December 31, 2013 and the operations for all periods presented are classified as discontinued operations in the consolidated statements of operations and other comprehensive income (loss). Three properties were classified as held for sale as of December 31, 2012. The following table presents the assets and liabilities associated with the held for sale properties:

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	December 31, 2013	December 31, 2012
Assets
Land, building and other improvements	$10,285	$8,746
Accumulated depreciation	(2,206)	(17)
Net investment properties	8,079	8,729
Other assets	537	193
Assets associated with investment properties held for sale	$8,616	$8,922

Liabilities
Mortgages payable	$6,435	$—
Other liabilities	168	60
Liabilities associated with investment properties held for sale	$6,603	$60
The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, inclusive of investment properties sold and those classified as held for sale, are presented in the table below:

	Year Ended December 31,
	2013	2012	2011
Revenues:
Rental income	$24,448	$55,610	$70,706
Tenant recovery income	5,142	7,284	10,996
Other property income	7,571	1,544	511
Total revenues	37,161	64,438	82,213

Expenses:
Property operating expenses	4,802	7,941	9,673
Real estate taxes	5,664	8,209	9,868
Depreciation and amortization	11,075	26,761	33,553
Provision for impairment of investment properties	32,547	24,519	32,331
Loss on lease terminations	—	810	467
General and administrative expenses	—	—	35
Gain on extinguishment of debt	(26,331)	—	(1,360)
Gain on extinguishment of other liabilities	(3,511)	—	—
Interest expense	3,632	20,256	28,976
Other (income) expense, net	(113)	5	171
Total expenses	27,765	88,501	113,714

Income (loss) from discontinued operations, net	$9,396	$(24,063)	$(31,501)
(5)  Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors. In addition, the Company has an Independent Director Stock Option and Incentive Plan (Director Plan) which authorizes the issuance of stock options, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to the Company’s non-employee directors.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following represents a summary of the Company’s unvested restricted shares, which were granted to the Company’s employees pursuant to the Equity Plan or non-employee directors pursuant to the Director Plan, as of and for the year ended December 31, 2013:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2012	14	$17.13
Shares granted (a)	32	$17.38
Shares vested	—	$—
Shares forfeited	—	$—
Balance at December 31, 2012	46	$17.30
Shares granted (a)	116	$14.27
Shares vested	(9)	$15.53
Shares forfeited	(1)	$15.61
Balance at December 31, 2013	152	$15.11

(a)
Of the shares granted to the Company’s executives, 50% vest on each of the third and fifth anniversaries of the grant date. Shares granted to Company employees vest ratably over three years. Shares granted to the Company’s non-employee directors will vest on the earlier of the date of the 2014 annual stockholder meeting or the first anniversary of the grant date.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded compensation expense of $455, $211 and $46, respectively, related to unvested restricted shares. As of December 31, 2013, total unrecognized compensation expense related to unvested restricted shares was $1,346, which is expected to be amortized over a weighted average term of 1.7 years. During the year ended December 31, 2013, the Company recorded $113 of additional compensation expense related to the accelerated vesting of nine restricted shares in conjunction with the resignation of its former Chief Accounting Officer. The total fair value of shares vested during the year ended December 31, 2013 was $139.
Under the Company’s Director Plan, prior to 2013, independent directors had been granted options to acquire shares. As of December 31, 2013, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and options to purchase five shares had expired. As of December 31, 2012, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and none had expired.
The Company calculates the per share weighted average grant date fair value of options using the Black-Scholes option pricing model utilizing certain assumptions regarding the expected dividend yield, risk-free interest rate, expected life and expected volatility rate. The Company did not grant options in 2013. The fair value and weighted average assumptions for 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Grant date fair value per share	$0.92	$3.20
Expected dividend yield	5.66%	3.56%
Expected volatility	21.65%	30.00%
Expected life (in years)	5	5
Risk-free interest rate	0.67%	1.14%
Compensation expense of $24, $49 and $63 related to stock options was recorded during the years ended December 31, 2013, 2012 and 2011, respectively.
(6)  Leases
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases. In addition to base rent paid monthly in advance, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive income (loss). Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” or “Real estate taxes” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive income (loss).
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes may be reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. As with other recoverable expenses, the presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Property operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive income (loss). Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,791, $1,794 and $1,833 for the years ended December 31, 2013, 2012 and 2011, respectively.
Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no expiring leases are renewed, are as follows:

Minimum Lease Payments
2014	$439,055
2015	396,780
2016	353,629
2017	301,283
2018	255,451
Thereafter	969,100
Total	$2,715,298
The remaining lease terms range from less than one year to more than 67 years.
Certain tenant leases contain provisions that allow the tenant to cease operations, pay reduced rent or terminate their lease if certain conditions are met, including major tenants or “shadow” tenants discontinuing operations, occupancy of the applicable property falling below a specified minimum or declining tenant sales. The Company does not expect that such provisions will have a material impact on its future operating results.
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2090, exclusive of any available option periods. The related ground lease rent expense is included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss). In addition, the Company leases office space for certain management offices and its corporate office. In the accompanying consolidated statements of operations and other comprehensive income (loss), office rent expense related to property management operations is included in “Property operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses”.

	Year Ended December 31,
	2013	2012	2011
Ground lease rent expense (a)	$9,758	$9,217	$9,017
Office rent expense	$962	$846	$833

(a)	Excludes amounts attributable to discontinued operations.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Minimum future rental obligations to be paid under the ground and office leases are as follows:

Minimum Lease Obligations
2014	$8,882
2015	8,770
2016	8,788
2017	8,934
2018	9,005
Thereafter	578,100
Total	$622,479
(7)  Mortgages and Notes Payable
The following table summarizes the Company’s mortgages and notes payable:

	December 31, 2013			December 31, 2012
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,673,080	6.15%	4.9	$2,078,162	6.19%	5.5
Variable rate construction loan (b)	11,359	2.44%	0.8	10,419	2.50%	1.8
Mortgages payable	1,684,439	6.13%	4.9	2,088,581	6.17%	5.5
Premium, net of accumulated amortization	1,175			—
Discount, net of accumulated amortization	(981)			(1,492)
Mortgages payable, net	1,684,633	6.13%	4.9	2,087,089	6.17%	5.5
Notes payable	—			125,000	12.80%	6.9
Mortgages and notes payable, net	$1,684,633	6.13%	4.9	$2,212,089	6.54%	5.6

(a)
Includes $8,337 and $76,055 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2013 and 2012, respectively, and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013. As of December 31, 2013 and 2012, the fixed rate mortgages had interest rates ranging from 3.50% to 8.00%.

(b)	The interest rate for the variable rate construction loan is based on a spread over London Interbank Offered Rate (LIBOR).
Mortgages Payable
During the year ended December 31, 2013, the Company made mortgages payable repayments in the total amount of $426,019 (including $26 from condemnation proceeds which were paid directly to the lender and excluding scheduled principal payments related to amortizing loans of $20,877) and received forgiveness of mortgage debt of $19,615. The loans repaid during the year ended December 31, 2013 had either a fixed interest rate or a variable interest rate that was swapped to a fixed rate, and had a weighted average interest rate of 6.06%.
In the second quarter of 2010, the Company ceased making the monthly debt service payment on a $26,865 mortgage payable (University Square) that matured in July 2010. On June 17, 2013, the Company settled this matured mortgage payable and $8,618 of accrued interest for $7,250 plus a $1,902 restricted escrow that had been held by the lender. The Company received debt forgiveness for the remaining amount outstanding on the mortgage of $19,615 and the remaining accrued interest balance of $6,716, resulting in a gain on debt extinguishment of $26,331.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a joint venture property and the related tenant leases are pledged as collateral for the construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2013, the Company had guaranteed $6,628 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2014 through September 30, 2016 (see Note 16). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of December 31, 2013, the most significant cross-collateralized mortgage

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

was the IW JV 2009, LLC (IW JV) mortgage in the amount of $481,343, which is cross-collateralized by 55 properties. Individual decisions regarding interest rates, loan-to-value and debt yield ratios, duration and related matters are often based on the condition of the financial markets at the time the debt is originated, which may vary from time to time.
Notes Payable
Notes payable outstanding as of December 31, 2012 consisted of senior and junior mezzanine notes, which totaled $125,000 in aggregate and had a weighted average interest rate of 12.80%. These notes payable represented proceeds from a third party lender related to the debt financing transaction for IW JV, which is a wholly-owned entity as of December 31, 2013 and 2012. The notes had fixed interest rates of 12.24% and 14.00%, respectively, were scheduled to mature on December 1, 2019 and were secured by 100% of the equity interest in the IW JV investment properties. On February 1, 2013, the Company repaid the entire balance of the IW JV senior and junior mezzanine notes. The Company paid a 5% prepayment fee totaling $6,250 and wrote off $2,492 of loan fees related to the prepayment, both of which are included within “Interest expense” in the consolidated statements of operations and other comprehensive income (loss).
Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and unsecured credit facility (as described in Note 8) as of December 31, 2013, for each of the next five years and thereafter and does not reflect the impact of any 2014 debt activity:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt (a):
Fixed rate debt:
Mortgages payable (b)	$38,466	$437,403	$46,172	$296,019	$12,369	$842,651	$1,673,080
Unsecured credit facility - fixed rate portion of term loan (c)	—	—	—	—	300,000	—	300,000
Total fixed rate debt	38,466	437,403	46,172	296,019	312,369	842,651	1,973,080

Variable rate debt:
Mortgages payable	11,359	—	—	—	—	—	11,359
Unsecured credit facility	—	—	—	165,000	150,000	—	315,000
Total variable rate debt	11,359	—	—	165,000	150,000	—	326,359
Total debt (d)	$49,825	$437,403	$46,172	$461,019	$462,369	$842,651	$2,299,439

Weighted average interest rate on debt:
Fixed rate debt	6.17%	5.79%	5.86%	5.66%	2.19%	6.52%	5.52%
Variable rate debt	2.44%	—	—	1.67%	1.62%	—	1.67%
Total	5.32%	5.79%	5.86%	4.23%	2.00%	6.52%	4.97%

(a)	The debt maturity table does not include mortgage premium of $1,175 and discount of $(981), net of accumulated amortization, which was outstanding as of December 31, 2013.

(b)
Includes $8,337 of variable rate mortgage debt that was swapped to a fixed rate and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013.

(c)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(d)	As of December 31, 2013, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
The Company plans on addressing its mortgages payable maturities by using proceeds from its unsecured revolving line of credit and capital markets transactions.
(8)  Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The credit facility is priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05% for the revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with quarterly unused fees ranging from 0.25% to 0.30% depending on the undrawn amount. On January 27, 2014, the Company received an investment grade credit rating. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election, the interest rate would equal LIBOR plus a margin ranging from 0.90% to 1.70% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.05% to 2.05% for the unsecured term loan, plus a facility fee ranging from 0.15% to 0.35% depending on the Company’s credit rating.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unsecured, secured and total leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of December 31, 2013, management believes the Company was in compliance with the financial covenants and default provisions under the credit agreement.
The Company has an interest rate swap with one of the financial institutions associated with the credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of December 31, 2013, the weighted average interest rate on the unsecured revolving line of credit was 1.67% and the weighted average interest rate on the unsecured term loan was 1.87%. Upon closing the amended credit agreement, the Company borrowed the full amount of the term loan. As of December 31, 2013, the Company had borrowed $165,000 under the revolving line of credit.
The Company previously had a $650,000 unsecured credit facility that consisted of a $350,000 unsecured revolving line of credit and a $300,000 unsecured term loan. The previous credit facility bore interest at a rate of LIBOR plus a margin ranging from 1.75% to 2.50% and was scheduled to mature on February 24, 2015 for the revolving line of credit and February 24, 2016 for the term loan.
(9)  Derivative Instruments
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $945 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
During the year ended December 31, 2013, the Company repaid two variable rate mortgages payable totaling $67,505 that had previously been swapped to a fixed rate in accordance with their scheduled maturity dates and terminated the associated interest rate swaps. The Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Interest rate swap	2	4	$308,337	$376,055

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The table below presents the estimated fair value of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets. The valuation techniques utilized are described in Note 15 to the consolidated financial statements.

	December 31, 2013		December 31, 2012
	Balance Sheet Caption	Fair Value	Balance Sheet Caption	Fair Value
Derivatives designated as cash flow hedges:
Interest rate swaps	Other liabilities	$751	Other liabilities	$2,783
The table below presents the effect of the Company’s derivative financial instruments in the consolidated statements of operations and other comprehensive income (loss).

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from AOCI into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2013	2012		2013	2012		2013	2012
Interest rate swaps	$1,444	$1,458	Interest Expense	$1,960	$1,566	Other income, net	$(912)	$623
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2013, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $780. As of December 31, 2013, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at December 31, 2013, it could have been required to settle its obligations under the agreements at their termination value of $780.
(10)  Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$6,915	$8,334
Hampton Retail Colorado, L.L.C. (b)	8/31/2007	—%	95.9%	—	124
RioCan (c)	9/30/2010	—%	20.0%	—	39,468
Oak Property and Casualty LLC (d)	10/1/2006	20.0%	25.0%	8,861	8,946
				$15,776	$56,872

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management, acquisition and leasing services.

(b)	On May 6, 2013, the Hampton joint venture sold its final property and the Hampton joint venture was dissolved prior to December 31, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(c)
The RioCan joint venture was formed with a wholly-owned subsidiary of RioCan Real Estate Investment Trust, a REIT based in Canada. A subsidiary of the Company was the general partner of the joint venture and earned fees for providing property management, asset management and other customary services. On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

(d)
Oak Property & Casualty LLC (the Captive) is an insurance association owned by the Company and four other unaffiliated parties. The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage exposures and recoup expenses through the function of the Captive. It has been determined that the Captive is a VIE, but because the Company does not hold the power to most significantly impact the Captive’s performance, the Company is not considered the primary beneficiary. Accordingly, the Company’s investment in the Captive is accounted for pursuant to the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the Captive.

The Company has the ability to exercise significant influence, but does not have the financial or operating control over these investments, and as a result the Company accounts for these investments pursuant to the equity method of accounting. Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying consolidated balance sheets and the accompanying consolidated statements of operations and other comprehensive income (loss) includes the Company’s share of net income or loss from each unconsolidated joint venture. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included in investing activities in the Company’s consolidated statements of cash flows.
Combined condensed financial information of these joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	As of December 31, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Real estate assets	$—	$—	$270,916	$270,916
Less accumulated depreciation	—	—	(52,624)	(52,624)
Real estate, net	—	—	218,292	218,292

Other assets, net	—	—	49,227	49,227
Total assets	$—	$—	$267,519	$267,519

Mortgage debt	$—	$—	$142,537	$142,537
Other liabilities, net	—	—	22,725	22,725
Total liabilities	—	—	165,262	165,262

Total equity	—	—	102,257	102,257
Total liabilities and equity	$—	$—	$267,519	$267,519

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	As of December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Real estate assets	$434,704	$14,326	$270,386	$719,416
Less accumulated depreciation	(19,287)	(2,286)	(44,554)	(66,127)
Real estate, net	415,417	12,040	225,832	653,289

Other assets, net	148,511	1,285	49,658	199,454
Total assets	$563,928	$13,325	$275,490	$852,743

Mortgage debt	$312,844	$14,828	$143,450	$471,122
Other liabilities, net	50,076	300	22,960	73,336
Total liabilities	362,920	15,128	166,410	544,458

Total equity (deficit)	201,008	(1,803)	109,080	308,285
Total liabilities and equity	$563,928	$13,325	$275,490	$852,743

	Year ended December 31, 2013
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$36,758	$—	$27,841	$64,599
Other income	—	—	8,174	8,174
Total revenues	36,758	—	36,015	72,773

Expenses:
Property operating expenses	5,001	—	3,522	8,523
Real estate taxes	6,187	—	5,267	11,454
Depreciation and amortization	21,128	—	9,736	30,864
Loss on lease terminations	836	—	(135)	701
General and administrative expenses	457	6	454	917
Interest expense, net	7,033	(1,758)	7,129	12,404
Other (income) expense, net	(4,436)	(13)	6,025	1,576
Total expenses	36,206	(1,765)	31,998	66,439

Income from continuing operations	552	1,765	4,017	6,334

(Loss) income from discontinued operations (a)	(1,026)	902	52	(72)

Net (loss) income	$(474)	$2,667	$4,069	$6,262

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	Year ended December 31, 2012
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$48,483	$—	$27,115	$75,598
Other income	—	—	7,884	7,884
Total revenues	48,483	—	34,999	83,482

Expenses:
Property operating expenses	7,315	—	4,439	11,754
Real estate taxes	8,570	—	4,711	13,281
Depreciation and amortization	31,886	—	10,394	42,280
Loss on lease terminations	2,061	—	326	2,387
General and administrative expenses	993	40	248	1,281
Interest expense, net	10,067	(319)	7,853	17,601
Other expense, net	823	—	6,625	7,448
Total expenses	61,715	(279)	34,596	96,032

(Loss) income from continuing operations	(13,232)	279	403	(12,550)

(Loss) income from discontinued operations (a)	(2,415)	(1,278)	2,399	(1,294)

Net (loss) income	$(15,647)	$(999)	$2,802	$(13,844)

	Year ended December 31, 2011
	RioCan	Hampton	Other Joint Ventures	Combined Condensed Total
Revenues:
Property related income	$21,156	$—	$27,473	$48,629
Other income	—	—	4,904	4,904
Total revenues	21,156	—	32,377	53,533

Expenses:
Property operating expenses	2,830	—	3,783	6,613
Real estate taxes	2,971	—	5,218	8,189
Depreciation and amortization	15,657	—	10,447	26,104
Loss on lease terminations	505	—	1,480	1,985
General and administrative expenses	785	116	438	1,339
Interest expense, net	5,098	(120)	8,806	13,784
Other (income) expense, net	(1)	—	2,064	2,063
Total expenses	27,845	(4)	32,236	60,077

(Loss) income from continuing operations	(6,689)	4	141	(6,544)

Loss from discontinued operations (a)	(1,872)	(3,892)	(985)	(6,749)

Net loss	$(8,561)	$(3,888)	$(844)	$(13,293)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and, the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “Income (loss) from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Years Ended December 31,			Net Cash Distributions from/(Contributions to) Joint Ventures for the Years Ended December 31,			Fees Earned by the Company for the Years Ended December 31,
Joint Venture	2013	2012	2011	2013	2012	2011	2013	2012	2011
MS Inland	$661	$18	$(463)	$2,369	$1,992	$497	$859	$851	$862
Hampton (a)	2,576	(890)	(3,649)	855	68	(756)	1	3	3
RioCan	(176)	(2,467)	(1,412)	(2,394)	10,958	(32,344)	1,648	2,109	954
Captive	(2,589)	(3,081)	(1,117)	(2,503)	(3,268)	(2,646)	—	—	—
	$472	$(6,420)	$(6,641)	$(1,673)	$9,750	$(35,249)	$2,508	$2,963	$1,819

(a)
During the years ended December 31, 2013, 2012 and 2011, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amounts of $298, $1,593 and $4,128, of which the Company’s share was $286, $1,527 and $3,956, respectively. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers.

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the consolidated statements of operations and other comprehensive income (loss). Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ property assets. The Company recorded amortization of $116, $113 and $204, which were accretive to net income, related to these differences during the years ended December 31, 2013, 2012 and 2011, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges aggregating $1,834 were recorded during the year ended December 31, 2013 to write down the carrying value of the Company’s investment in Hampton. No impairment charges were recorded during the years ended December 31, 2012 and 2011.
Acquisitions and Dispositions
During the year ended December 31, 2013, Hampton sold the two remaining properties in its portfolio. Such transactions aggregated a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the sales were used to pay down the entire $12,631 balance of the joint venture’s outstanding debt. As of December 31, 2013, no properties remained in the Hampton joint venture and the venture has been dissolved.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan as follows:

•
The Company acquired its partner’s 80% ownership interest in five properties owned by the joint venture (see Note 3). The properties have a fair value of approximately $124,800, with the Company’s partner’s interest valued at approximately $99,900. The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of approximately $67,900 at a weighted average interest rate of 4.8%. The Company accounted for this transaction as a business combination and recognized a gain on change in control of investment properties of $5,435 in the fourth quarter of 2013 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with the transaction discussed above:

Fair value of the net assets acquired at 100%	$56,919

Fair value of the net assets acquired at 20%	$11,384
Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	(5,949)
Gain on change in control of investment properties	$5,435

•
The Company sold to its partner its 20% ownership interest in the remaining eight properties owned by the joint venture. The properties have a fair value of approximately $477,500, with the Company’s 20% interest valued at approximately $95,500. The Company received cash consideration of approximately $53,700 before transaction costs and prorations and after the partner assumed the joint venture’s in-place mortgage financing on those properties of approximately $209,200 at a weighted average interest rate of 3.7%. The Company recognized a $17,499 gain on sale of its interest in RioCan during the fourth quarter of 2013 as a result of the transaction upon meeting all applicable sales criteria. The following table summarizes the calculation of the gain on sale of joint venture interest recognized in conjunction with the transaction described above:

Investment in RioCan at September 30, 2013	$41,523
Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	(5,949)
Pre-disposition investment in RioCan	$35,574

Net consideration received at close for the Company’s interest in RioCan	$53,073
Less: Pre-disposition investment in RioCan	(35,574)
Gain on sale of joint venture interest	$17,499
(11)  Equity
In March 2012, the Company completed a recapitalization of its then outstanding common stock through a ten-to-one reverse stock split and redesignation of all of its common stock as Class A common stock. The Company then paid a stock dividend pursuant to which each then outstanding share of its Class A common stock received one share of each of its Class B-1, Class B-2 and Class B-3 common stock. These transactions are referred to as the Recapitalization. All common stock share and per share amounts included in these consolidated financial statements give retroactive effect to the Recapitalization.
The Company listed its Class A common stock on the New York Stock Exchange (NYSE) on April 5, 2012 under the symbol RPAI. The Company’s Class B common stock was identical to the Company’s Class A common stock except that (i) the Company did not intend to list its Class B common stock on a national securities exchange and (ii) shares of the Company’s Class B common stock automatically converted into shares of the Company’s Class A common stock at specified times, as follows:

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company retained aggregate net proceeds of $130,289, after the underwriting discount and offering costs. Dividends on the Series A preferred stock are cumulative and payable quarterly in arrears at the rate of 7.00% per annum based on the $25.00 per share offering price, or $1.75 per annum. On or after five years from the date of issuance (or sooner under limited circumstances), the Company may, at its option, redeem the Series A preferred stock, in whole or in part, at any time or from time to time, for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends to, but excluding, the redemption date. The Series A preferred stock has no maturity date and will remain outstanding indefinitely unless redeemed by the Company. The Company used the net proceeds from the offering to repay the $125,000 IW JV senior and junior mezzanine notes and the associated prepayment premium of $6,250 on February 1, 2013. These notes had a weighted average interest rate of 12.80%. See Note 7 for further discussion.
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
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Third quarter 2013	—	$—	$—
Fourth quarter 2013	—	$—	$—
Year to date December 31, 2013	5,547	$83,527	$15.29
As of December 31, 2013, the Company had Class A common stock having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(12)  Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations, excluding amounts attributable to noncontrolling interests:

	Year Ended December 31,
	2013		2012		2011
Numerator:
Loss from continuing operations	$(42,855)		$(14,368)		$(71,492)
Gain on sales of investment properties, net	5,806		7,843		5,906
Net income from continuing operations attributable to noncontrolling interests	—		—		(31)
Preferred stock dividends	(9,450)		(263)		—
Loss from continuing operations attributable to common shareholders	(46,499)		(6,788)		(65,617)
Income (loss) from discontinued operations	50,675		6,078		(6,992)
Net income (loss) attributable to common shareholders	4,176		(710)		(72,609)
Distributions paid on unvested restricted shares	(59)		(25)		(4)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$4,117		$(735)		$(72,613)

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	234,134	(a)	220,464	(b)	192,456	(c)
Effect of dilutive securities — stock options	—	(d)	—	(d)	—	(d)
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	234,134		220,464		192,456

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
Excluded from this weighted average amount are 152 shares of restricted common stock, which equate to 106 shares on a weighted average basis for the year ended December 31, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

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

(d)
There were outstanding options to purchase 78, 83 and 69 shares of common stock as of December 31, 2013, 2012 and 2011, respectively, at a weighted average exercise price of $19.10, $19.31 and $20.83, respectively, which have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(13) Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to annually distribute at least 90% of its REIT taxable income to the Company’s shareholders, excluding the deduction for dividends paid or net capital gains. The Company intends to continue to adhere to these requirements and to maintain its REIT status. As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders. Accordingly, the Company is generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company recorded $189 and $150 of income tax expense related to the TRS for the years ended December 31, 2013 and 2012, respectively. No income tax expense related to the TRS was recorded for the year ended December 31, 2011. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
Deferred income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted rates in effect for the year in which these temporary differences are expected to reverse. Deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversal of existing taxable temporary differences, the magnitude and timing of future projected taxable income and tax planning strategies. The Company believes that it is not more likely than not that a portion of its net deferred tax asset will be realized in future periods and therefore, has recorded a valuation allowance for a portion of the balance, resulting in no effect on the consolidated financial statements.
The Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Basis difference in properties	$16,417	$3,542
Net operating loss carryforward	2,228	5,612
Other	194	142
Gross deferred tax assets	18,839	9,296
Less: valuation allowance	(18,631)	(7,852)
Total deferred tax assets	208	1,444
Deferred tax liabilities:
Other	(208)	(1,444)
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2013, the TRS had a federal net operating loss (NOL) carryforward of $5,950, which will be available to offset future taxable income. The TRS did not

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

have any net capital losses in excess of capital gains as of December 31, 2013. If not utilized, the NOL will begin to expire in 2031.
Differences between net loss from the consolidated statements of operations and other comprehensive income (loss) and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties, the timing of revenue recognition and investment property depreciation and amortization.
The following table reconciles the Company’s net income (loss) to taxable income before the dividends paid deduction for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Net income (loss) attributable to the Company	$13,626	$(447)	$(72,609)
Book/tax differences	60,098	3,807	95,869
Taxable income subject to 90% dividend requirement	$73,724	$3,360	$23,260
The Company’s dividends paid deduction is summarized below:

	2013	2012	2011
Cash distributions paid	$164,391	$140,017	$116,050
Less: non-dividend distributions	(90,667)	(136,657)	(92,782)
Total dividends paid deduction attributable to earnings and profits	$73,724	$3,360	$23,268
A summary of the tax characterization of the distributions paid per share to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2013, 2012 and 2011 follows:

	2013	2012		2011
Preferred stock
Ordinary dividends	$1.80	$—		$—
Nontaxable distributions	—	—		—
Total distributions per share	$1.80	$—		$—

Common stock
Ordinary dividends	$0.27	$0.02	(a)	$0.12
Nontaxable distributions	0.39	0.64		0.48
Total distributions per share	$0.66	$0.66		$0.60

(a)	$0.02 included in ordinary dividends is considered a qualified dividend.
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2013 or 2012 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2013. Returns for the calendar years 2010 through 2013 remain subject to examination by federal and various state tax jurisdictions.
(14)  Provision for Impairment of Investment Properties
As of December 31, 2013, the Company identified certain indicators of impairment for 14 of its properties, one of which was classified as held for sale as of December 31, 2013. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed cash flow analyses during the year ended December 31, 2013 related to the aforementioned 14 properties and determined it necessary to record impairment charges to write down the carrying value of its investment in three properties, none of which were classified as held for sale as of December 31, 2013. For the remaining 10 properties classified within continuing operations, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded the respective carrying value by a weighted average of 20%. During the year ended December 31, 2013, the Company recorded impairment charges aggregating $32,547 related to properties sold during 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As part of its analyses performed during the year ended December 31, 2012, the Company identified certain indicators of impairment at 13 of its properties, six of which were either sold or held for sale as of December 31, 2013. The Company performed cash flow analyses during the year ended December 31, 2012 and determined that the carrying value exceeded the projected undiscounted cash flows based upon the estimated holding period for certain assets with identified impairment indicators. Therefore, the Company recorded impairment charges related to these properties consisting of the excess carrying value of the assets over the estimated fair value within the accompanying consolidated statements of operations and other comprehensive income (loss). For the remaining seven properties with identified impairment indicators, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 57%.
The investment property impairment charges recorded by the Company during the year ended December 31, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Aon Hewitt East Campus (a)	Single-user office	September 30, 2013	343,000	$27,183
Four Peaks Plaza (b)	Multi-tenant retail	December 31, 2013	140,400	7,717
Lake Mead Crossing (c)	Multi-tenant retail	December 31, 2013	221,200	24,586
				59,486
Discontinued Operations:
University Square (d)	Multi-tenant retail	June 30, 2013	287,000	6,694
Raytheon Facility	Single-user office	Various (e)	105,000	2,518
Shops at 5	Multi-tenant retail	Various (e)	421,700	21,128
Preston Trail Village	Multi-tenant retail	Various (e)	180,000	1,941
Rite Aid - Atlanta	Single-user retail	Various (e)	10,900	266
				32,547
			Total	$92,033
	Estimated fair value of impaired properties as of impairment date			$134,853

(a)
The Company recorded an impairment charge driven by a change in the estimated holding period for the property. The amount of the impairment charge was based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party.

(b)	The Company recorded an impairment charge upon identifying a change in the estimated holding period of the underlying investment property.

(c)
The Company recorded an impairment charge upon identifying a change in the estimated holding period of the underlying investment property. An impairment charge of $7,650 was previously recorded during 2011.

(d)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was subsequently sold on October 25, 2013.

(e)
Impairment charges were recorded at various dates during the year ended December 31, 2013 initially based upon the terms of bona fide purchase offers, subsequent revisions pursuant to contract negotiations or final disposition price, as applicable.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The investment property impairment charges recorded by the Company during the year ended December 31, 2012 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Multi-tenant retail	June 25, 2012	n/a (a)	$1,323
Discontinued Operations:
Various (b)	Single-user retail	September 18, 2012	1,000,400	1,100
Various (c)	Multi-tenant retail	September 25, 2012	132,600	5,528
Mervyns - McAllen	Single-user retail	September 30, 2012	78,000	2,950
Mervyns - Bakersfield	Single-user retail	September 30, 2012	75,100	37
Pro’s Ranch Market	Single-user retail	Various (d)	75,500	2,749
American Express - Phoenix	Single-user office	Various (d)	117,600	4,902
Mervyns - Fontana	Single-user retail	December 24, 2012	79,000	352
Mervyns - Ridgecrest	Single-user retail	Various (d)	59,000	1,622
Dick’s Sporting Goods - Fresno	Multi-tenant retail	Various (d)	77,400	2,982
Mervyns - Highland	Single-user retail	Various (d)	80,500	2,297
				24,519
			Total	$25,842
	Estimated fair value of impaired properties as of impairment date			$161,039

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

The investment property impairment charges recorded by the Company during the year ended December 31, 2011 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Lake Mead Crossing (a)	Multi-tenant retail	December 31, 2011	236,000	$7,650
Discontinued Operations:
GMAC Insurance Building	Single-user office	March 31, 2011	501,000	30,373
Mesa Fiesta	Multi-tenant retail	Various (b)	195,000	1,322
North Ranch Pavilions	Multi-tenant retail	December 22, 2011 (c)	63,000	636
				32,331
			Total	$39,981
	Estimated fair value of impaired properties as of impairment date			$37,466

(a)	Impairment charge recorded based upon a bona fide purchase offer received for an outlot at the property.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.
(15)  Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages and notes payable, net	$1,684,633	$1,827,638	$2,212,089	$2,401,883
Credit facility	$615,000	$617,478	$380,000	$382,723
Derivative liability	$751	$751	$2,783	$2,783
The carrying values of mortgages and notes payable, net shown in the table are included in the consolidated balance sheets under the indicated caption. Credit facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and derivative liability is included in “Other liabilities” in the consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
December 31, 2013
Derivative liability	$—	$751	$—	$751

December 31, 2012
Derivative liability	$—	$2,783	$—	$2,783
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013 and 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at December 31, 2013 and 2012, aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
December 31, 2013
Investment properties (b)	$—	$—	$75,000	$75,000	$59,486

December 31, 2012
Investment properties - held for sale (c)	$—	$9,133	$—	$9,133	$6,901

(a)
Excludes impairment charges recorded on investment properties sold prior to December 31, 2013 and 2012, respectively. Additionally, excludes joint venture investment impairment charges recorded on the Company’s Hampton joint venture because the December 31, 2013 investment balance is $0 following receipt of the final distribution from and dissolution of the venture.

(b)
Includes impairment charges to write down the carrying value of the Company’s Aon Hewitt East Campus, Four Peaks Plaza and Lake Mead Crossing investment properties to estimated fair value. The estimated fair value of Aon Hewitt East Campus of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 measurement). A change in the Company’s estimated holding period was the primary driver of the impairment charges recorded to the Company’s investments in Four Peaks Plaza and Lake Mead Crossing. The estimated fair value of Four Peaks Plaza of $14,000 and Lake Mead Crossing of $43,000 were determined using the income approach. The income approach involves an estimate of the income stream for a property over a designated holding period; such income stream plus a reversion (presumed sale) value is discounted to a present value at a risk-adjusted rate. Discount rates and growth assumptions utilized in this approach are derived from property specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following are the key Level 3 inputs used in estimating the fair value of Four Peaks Plaza and Lake Mead Crossing as of December 31, 2013.

	2013
	Low	High
Rental growth rates	Varies (i)	Varies (i)
Operating expense growth rates	3.27%	3.56%
Discount rates	7.29%	8.45%
Terminal capitalization rates	6.79%	8.49%

(i)
Since cash flow models are established at the tenant level, projected rental revenue growth rates fluctuate over the course of the estimated holding period based upon the timing of lease rollover, amount of available space and other property and space-specific factors.

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

	Level 1	Level 2	Level 3	Total
December 31, 2013
Mortgages and notes payable, net	$—	$—	$1,827,638	$1,827,638
Credit facility	$—	$—	$617,478	$617,478

December 31, 2012
Mortgages and notes payable, net	$—	$—	$2,401,883	$2,401,883
Credit facility	$—	$—	$382,723	$382,723

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Mortgages and notes payable, net:  The Company estimates the fair value of its mortgages and notes payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages and notes payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.4% to 5.6% and 2.5% to 4.5% at December 31, 2013 and 2012, respectively.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate. As of December 31, 2013, the Company used discount rates of 1.35% and 1.40% for the unsecured term loan and revolving line of credit, respectively. As of December 31, 2012, the Company used a discount rate of 2.0% for the combined credit facility.
There were no transfers of liabilities between the levels of the fair value hierarchy during the years ended December 31, 2013 and 2012.
(16)  Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2013, the Company has guaranteed $6,628 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2014 through September 30, 2016.
(17)  Litigation
In 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that the Company’s directors and officers breached their fiduciary duties to the shareholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused the shareholders to suffer a loss in share value, all measured in some manner by reference to the Company’s 2012 offering price when it listed its shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on its review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the consolidated financial statements of the Company. On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial statements of the Company.
(18)  Subsequent Events
Subsequent to December 31, 2013, the Company drew $63,000 on its unsecured revolving line of credit and used a portion of the proceeds to repay mortgages payable with an aggregate principal balance of $31,352 and a weighted average interest rate of 6.12%. The Company incurred a prepayment fee totaling $1,578 related to the payoff of certain of these mortgages. The remaining proceeds were used for general corporate purposes.
On February 11, 2014, the Company’s board of directors declared the cash dividend for the first quarter of 2014 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2014 to preferred shareholders of record at the close of business on March 20, 2014.
On February 11, 2014, the Company’s board of directors declared the distribution for the first quarter of 2014 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on April 10, 2014 to Class A common shareholders of record at the close of business on March 28, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(19) Quarterly Financial Information (unaudited)
The following table sets forth selected quarterly financial data for the Company. All amounts have been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties classified as held for sale through December 31, 2013.

	2013
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$150,716	$142,291	$140,463	$140,466
Reclassified to discontinued operations (a)	—	(6,165)	(8,143)	(8,405)
Adjusted total revenues	$150,716	$136,126	$132,320	$132,061

Net income (loss)	$37,087	$(37,552)	$15,971	$(1,880)

Net income (loss) attributable to common shareholders	$34,724	$(39,914)	$13,608	$(4,242)

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.15	$(0.17)	$0.06	$(0.02)

Weighted average number of common shares outstanding - basic	236,151	236,151	233,624	230,611

Weighted average number of common shares outstanding - diluted	236,151	236,151	233,627	230,611

	2012
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenue as previously reported	$143,533	$138,850	$138,987	$142,886
Reclassified to discontinued operations (a)	(8,574)	(6,359)	(8,565)	(9,099)
Adjusted total revenues	$134,959	$132,491	$130,422	$133,787

Net income (loss)	$14,117	$(15,952)	$17,676	$(16,288)

Net income (loss) attributable to common shareholders	$13,854	$(15,952)	$17,676	$(16,288)

Net income (loss) per common share attributable to common shareholders - basic and diluted	$0.06	$(0.07)	$0.08	$(0.08)

Weighted average number of common shares outstanding - basic and diluted	230,597	230,597	226,543	194,119

(a)	Represents revenue that has been reclassified to discontinued operations since previously reported amounts in Form 10-Q or 10-K.

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2013, 2012 and 2011
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2013
Allowance for doubtful accounts	$6,452	4,600	(2,855)	$8,197
Tax valuation allowance	$7,852	10,779	—	$18,631

Year ended December 31, 2012
Allowance for doubtful accounts	$8,231	969	(2,748)	$6,452
Tax valuation allowance	$8,900	(1,048)	—	$7,852

Year ended December 31, 2011
Allowance for doubtful accounts	$9,138	6,527	(7,434)	$8,231
Tax valuation allowance	$6,823	2,077	—	$8,900

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza	$3,100	$1,300	$5,319	$580	$1,300	$5,899	$7,199	$1,791	2003	12/04
Panama City, FL
Academy Sports	3,156	1,230	3,752	—	1,230	3,752	4,982	1,295	2004	07/04
Houma, LA
Academy Sports	2,585	1,340	2,943	3	1,340	2,946	4,286	989	2004	07/04
Midland, TX
Academy Sports	3,140	1,050	3,954	6	1,050	3,960	5,010	1,331	2004	07/04
Port Arthur, TX
Academy Sports	4,112	3,215	3,963	—	3,215	3,963	7,178	1,295	2004	07/04
San Antonio, TX
Alison's Corner	2,565	1,045	5,700	100	1,045	5,800	6,845	2,046	2003	04/04
San Antonio, TX
Aon Hewitt East Campus (a)	—	13,000	44,053	(39,279)	5,179	12,595	17,774	149	1974 & 1986	05/05
Lincolnshire, IL
Arvada Connection and Arvada Marketplace (a)	—	8,125	39,366	1,219	8,125	40,585	48,710	14,488	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	9,354	—	21,052	420	—	21,472	21,472	6,744	2002	05/05
Chicago, IL
Azalea Square I	12,131	6,375	21,304	1,657	6,375	22,961	29,336	7,846	2004	10/04
Summerville, SC
Azalea Square III (a)	—	3,280	10,348	63	3,280	10,411	13,691	2,384	2007	10/07
Summerville, SC
Battle Ridge Pavilion (a)	—	4,350	11,366	96	4,350	11,462	15,812	3,218	1999	05/06
Marietta, GA
Beachway Plaza (a)	—	5,460	10,397	410	5,460	10,807	16,267	3,388	1984/2004	06/05
Bradenton, FL
Bed Bath & Beyond Plaza	9,147	—	18,367	615	—	18,982	18,982	6,297	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza (a)	—	4,530	11,901	—	4,530	11,901	16,431	3,669	2000-2002	07/05
Westbury, NY
Best on the Boulevard	17,619	7,460	25,583	2,132	7,460	27,715	35,175	9,262	1996-1999	04/04
Las Vegas, NV
Bison Hollow	7,513	5,550	12,324	57	5,550	12,381	17,931	3,921	2004	04/05
Traverse City, MI

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Boston Commons	8,425	3,750	9,690	326	3,750	10,016	13,766	3,139	1993	05/05
Springfield, MA
Boulevard at The Capital Ctr. (a)	—	—	114,703	(30,144)	—	84,559	84,559	17,003	2004	09/04
Largo, MD
Boulevard Plaza	2,407	4,170	12,038	3,007	4,170	15,045	19,215	4,682	1994	04/05
Pawtucket, RI
The Brickyard (a)	—	45,300	26,657	4,440	45,300	31,097	76,397	9,836	1977/2004	04/05
Chicago, IL
Broadway Shopping Center	10,137	5,500	14,002	2,644	5,500	16,646	22,146	4,915	1960/1999-	09/05
Bangor, ME									2000
Brown's Lane	5,007	2,600	12,005	1,026	2,600	13,031	15,631	4,096	1985	04/05
Middletown, RI
Central Texas Marketplace	45,386	13,000	47,559	4,651	13,000	52,210	65,210	13,239	2004	12/06
Waco, TX
Centre at Laurel (a)	—	19,000	8,406	16,822	19,000	25,228	44,228	7,058	2005	02/06
Laurel, MD
Century III Plaza (a)	—	7,100	33,212	1,700	7,100	34,912	42,012	10,634	1996	06/05
West Mifflin, PA
Chantilly Crossing	16,251	8,500	16,060	2,113	8,500	18,173	26,673	5,570	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	5,007	3,450	11,728	—	3,450	11,728	15,178	3,591	2000	03/05
Woodridge, IL
Citizen's Property Insurance (a)	—	2,150	7,601	6	2,150	7,607	9,757	2,219	2005	08/05
Jacksonville, FL
Clearlake Shores	6,025	1,775	7,026	1,159	1,775	8,185	9,960	2,565	2003-2004	04/05
Clear Lake, TX
Colony Square (a)	—	16,700	22,775	635	16,700	23,410	40,110	6,424	1997	05/06
Sugar Land, TX
The Columns	12,516	5,830	19,439	91	5,830	19,530	25,360	6,683	2004	8/04 &
Jackson, TN										10/04
The Commons at Temecula	25,665	12,000	35,887	1,319	12,000	37,206	49,206	11,424	1999	04/05
Temecula, CA
Coppell Town Center	10,730	2,919	13,281	—	2,919	13,281	16,200	133	1999	10/13
Coppell, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Coram Plaza	14,249	10,200	26,178	2,725	10,200	28,903	39,103	9,365	2004	12/04
Coram, NY
Cornerstone Plaza	4,781	2,920	10,359	(152)	2,920	10,207	13,127	3,229	2004-2005	05/05
Cocoa Beach, FL
Corwest Plaza	14,697	6,900	23,851	63	6,900	23,914	30,814	8,862	1999-2003	01/04
New Britian, CT
Cottage Plaza	10,880	3,000	19,158	195	3,000	19,353	22,353	6,267	2004-2005	02/05
Pawtucket, RI
Cranberry Square	11,168	3,000	18,736	713	3,000	19,449	22,449	6,694	1996-1997	07/04
Cranberry Township, PA
Crockett Square (a)	—	4,140	7,534	55	4,139	7,590	11,729	2,200	2005	02/06
Morristown, TN
Crossroads Plaza CVS	4,282	1,040	3,780	248	1,040	4,028	5,068	1,218	1987	05/05
North Attelborough, MA
Crown Theater (a)	—	7,318	954	(60)	7,258	954	8,212	538	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,707	3,350	11,083	364	3,350	11,447	14,797	3,572	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	1,677	910	2,891	—	910	2,891	3,801	901	1999	06/05
Burleson, TX
CVS Pharmacy (Eckerd)	2,263	975	2,400	2	975	2,402	3,377	890	2003	12/03
Edmond, OK
CVS Pharmacy	1,179	750	1,958	—	750	1,958	2,708	616	1999	05/05
Lawton, OK
CVS Pharmacy	1,802	250	2,777	—	250	2,777	3,027	890	2001	03/05
Montevallo, AL
CVS Pharmacy	1,945	600	2,659	—	600	2,659	3,259	845	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,562	932	4,370	—	932	4,370	5,302	1,633	2003	12/03
Norman, OK
CVS Pharmacy	1,878	620	3,583	—	620	3,583	4,203	1,116	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,664	1,100	3,254	—	1,100	3,254	4,354	1,044	2004	03/05
Saginaw, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
CVS Pharmacy	1,800	600	2,469	3	600	2,472	3,072	831	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	8,731	4,962	9,976	14	4,962	9,990	14,952	116	2004	10/13
Cypress, TX
Davis Towne Crossing (a)	—	1,850	5,681	850	1,671	6,710	8,381	2,256	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	27,633	6,000	43,434	11,416	6,000	54,850	60,850	18,004	2003-2004	10/04
Denton, TX
Diebold Warehouse (a)	—	—	11,190	2	—	11,192	11,192	3,488	2005	07/05
Green, OH
Dorman Center I & II	20,852	17,025	29,478	815	17,025	30,293	47,318	11,081	2003-2004	3/04 & 7/04
Spartanburg, SC
East Stone Commons (a)	—	2,900	28,714	(789)	2,826	27,999	30,825	7,563	2005	06/06
Kingsport, TN
Eastwood Towne Center	22,274	12,000	65,067	145	12,000	65,212	77,212	22,926	2002	05/04
Lansing, MI
Edgemont Town Center	6,595	3,500	10,956	(91)	3,500	10,865	14,365	3,710	2003	11/04
Homewood, AL
Edwards Multiplex	9,628	—	35,421	—	—	35,421	35,421	11,255	1988	05/05
Fresno, CA
Edwards Multiplex	13,912	11,800	33,098	—	11,800	33,098	44,898	10,517	1997	05/05
Ontario, CA
Evans Towne Centre	4,333	1,700	6,425	476	1,700	6,901	8,601	2,174	1995	12/04
Evans, GA
Fairgrounds Plaza (a)	—	4,800	13,490	4,354	5,431	17,213	22,644	5,433	2002-2004	01/05
Middletown, NY
Fisher Scientific (a)	—	510	12,768	133	510	12,901	13,411	3,803	2005	06/05
Kalamazoo, MI
Five Forks (a)	—	2,100	5,374	219	2,100	5,593	7,693	1,820	1999	12/04
Simpsonville, SC
Five Forks II (a)	—	440	1,018	169	440	1,187	1,627	328	2004-2005	03/05
Simpsonville, SC
Fordham Place (a)	—	17,209	96,547	—	17,209	96,547	113,756	586	Redev: 2009	11/13
Bronx, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Forks Town Center	8,388	2,430	14,836	711	2,430	15,547	17,977	5,351	2002	07/04
Easton, PA
Four Peaks Plaza	9,803	5,000	20,098	(10,974)	3,215	10,909	14,124	—	2004	03/05
Fountain Hills, AZ
Fox Creek Village	9,147	3,755	15,563	(1,054)	3,755	14,509	18,264	4,940	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,403	—	47,403	1,483	—	48,886	48,886	16,840	1988	06/04
Fullerton, CA
Galvez Shopping Center	4,140	1,250	4,947	340	1,250	5,287	6,537	1,665	2004	06/05
Galveston, TX
The Gateway	97,154	28,665	110,945	23,789	28,665	134,734	163,399	40,102	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	24,552	9,880	55,195	883	9,880	56,078	65,958	18,129	2003-2004	12/04
Avondale, AZ
Gateway Plaza (a)	—	—	26,371	3,112	—	29,483	29,483	9,862	2000	07/04
Southlake, TX
Gateway Station	2,992	1,050	3,911	1,143	1,050	5,054	6,104	1,638	2003-2004	12/04
College Station, TX
Gateway Station II & III (a)	—	3,280	11,557	28	3,280	11,585	14,865	2,338	2006-2007	05/07
College Station, TX
Gateway Village	37,026	8,550	39,298	4,229	8,550	43,527	52,077	14,820	1996	07/04
Annapolis, MD
Gerry Centennial Plaza (a)	—	5,370	12,968	9,020	5,370	21,988	27,358	4,909	2006	06/07
Oswego, IL
Gloucester Town Center	8,909	3,900	17,878	228	3,900	18,106	22,006	5,679	2003	05/05
Gloucester, NJ
Golfsmith (a)	—	1,250	2,974	2	1,250	2,976	4,226	850	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace (a)	—	—	30,377	2,846	—	33,223	33,223	11,172	2001	08/04
Tallahassee, FL
Grapevine Crossing	11,329	4,100	16,938	45	3,894	17,189	21,083	5,429	2001	04/05
Grapevine, TX
Green's Corner	5,392	3,200	8,663	219	3,200	8,882	12,082	2,896	1997	12/04
Cumming, GA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Greensburg Commons	10,250	2,700	19,080	288	2,700	19,368	22,068	6,137	1999	04/05
Greensburg, IN
Greenwich Center	14,475	5,439	21,594	(9,465)	3,791	13,777	17,568	2,411	2002-2003	02/06
Phillipsburg, NJ									& 2006
Gurnee Town Center	15,309	7,000	35,147	3,637	7,000	38,784	45,784	12,426	2000	10/04
Gurnee, IL
Hartford Insurance Building (a)	—	1,700	13,709	6	1,700	13,715	15,415	4,191	2005	08/05
Maple Grove, MN
Harvest Towne Center	4,044	3,155	5,085	245	3,155	5,330	8,485	1,783	1996-1999	09/04
Knoxville, TN
Henry Town Center (a)	—	10,650	46,814	1,223	10,650	48,037	58,687	15,611	2002	12/04
McDonough, GA
Heritage Towne Crossing	8,332	3,065	10,729	1,407	3,065	12,136	15,201	4,265	2002	03/04
Euless, TX
Hickory Ridge	19,545	6,860	33,323	536	6,860	33,859	40,719	11,158	1999	01/04
Hickory, NC
High Ridge Crossing	5,007	3,075	9,148	(283)	3,075	8,865	11,940	2,879	2004	03/05
High Ridge, MO
Holliday Towne Center	7,895	2,200	11,609	(365)	2,200	11,244	13,444	3,761	2003	02/05
Duncansville, PA
Home Depot Center (a)	—	—	16,758	—	—	16,758	16,758	5,222	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,750	9,700	17,137	1,666	9,700	18,803	28,503	5,534	1992	06/05
Orange, CT
HQ Building	9,190	5,200	10,010	4,182	5,200	14,192	19,392	3,942	Redev: 2004	12/05
San Antonio, TX
Humblewood Shopping Center	6,516	2,200	12,823	23	2,200	12,846	15,046	3,792	Renov: 2005	11/05
Humble, TX
Irmo Station	5,103	2,600	9,247	763	2,579	10,031	12,610	3,131	1980 & 1985	12/04
Irmo, SC
Jefferson Commons	55,525	23,097	52,762	472	23,097	53,234	76,331	11,505	2005	02/08
Newport News, VA
King Philip's Crossing	10,438	3,710	19,144	(350)	3,710	18,794	22,504	5,604	2005	11/05
Seekonk, MA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
La Plaza Del Norte (a)	—	16,005	37,744	2,785	16,005	40,529	56,534	13,939	1996/1999	01/04
San Antonio, TX
Lake Mary Pointe	1,675	2,075	4,009	92	2,065	4,111	6,176	1,380	1999	10/04
Lake Mary, FL
Lake Mead Crossing (a) (c) (f)	—	17,796	50,272	(36,669)	8,830	22,569	31,399	—	2011	10/06
Las Vegas, NV
Lake Worth Towne Crossing (a)	—	6,200	30,910	4,305	6,200	35,215	41,415	9,540	2005	06/06
Lake Worth, TX
Lakepointe Towne Center (a)	—	4,750	23,904	2,600	4,750	26,504	31,254	7,769	2004	05/05
Lewisville, TX
Lakewood Towne Center (a)	—	11,200	70,796	(14,862)	11,200	55,934	67,134	19,958	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Plaza	39,329	13,000	46,482	22,475	13,165	68,792	81,957	19,721	2001-2004	09/05
Worcester, MA
Low Country Village I & II (a)	—	2,910	16,614	(463)	2,486	16,575	19,061	5,601	2004 & 2005	06/04 &
Bluffton, SC										09/05
Lowe's/Bed, Bath & Beyond	13,109	7,423	799	(8)	7,415	799	8,214	444	2005	08/05
Butler, NJ
MacArthur Crossing	6,950	4,710	16,265	1,703	4,710	17,968	22,678	6,312	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,451	2,635	15,040	(767)	2,635	14,273	16,908	4,686	2004	02/05
Houma, LA
Manchester Meadows (a)	—	14,700	39,738	251	14,700	39,989	54,689	13,706	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing (a)	—	3,300	12,195	3,594	3,300	15,789	19,089	5,204	2003-2004	11/04
Mansfield, TX
Maple Tree Place (a)	—	28,000	67,361	3,720	28,000	71,081	99,081	22,433	2004-2005	05/05
Williston, VT
The Market at Clifty Crossing	13,130	1,900	16,668	1,210	1,847	17,931	19,778	5,313	1986/2004	11/05
Columbus, IN
Massillon Commons	7,077	4,090	12,521	451	4,090	12,972	17,062	4,128	1986/2000	04/05
Massillon, OH
McAllen Shopping Center	1,565	850	2,958	(112)	850	2,846	3,696	942	2004	12/04
McAllen, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Mid-Hudson Center (a)	—	9,900	29,160	1	9,900	29,161	39,061	9,007	2000	07/05
Poughkeepsie, NY
Midtown Center	30,233	13,220	41,687	5,171	13,220	46,858	60,078	14,396	1986-1987	01/05
Milwaukee, WI
Mission Crossing	11,710	4,000	12,616	7,171	4,670	19,117	23,787	5,685	Renov:	07/05
San Antonio, TX									2003-2005
Mitchell Ranch Plaza (a)	—	5,550	26,213	369	5,550	26,582	32,132	9,076	2003	08/04
New Port Richey, FL
Montecito Crossing	16,923	9,700	25,414	9,273	11,300	33,087	44,387	9,711	2004-2005	10/05 &
Las Vegas, NV									& 2007	01/08
Mountain View Plaza I & II (a)	—	5,180	18,212	674	5,120	18,946	24,066	5,370	2003 &	10/05 &
Kalispell, MT									2006	11/06
New Forest Crossing	9,434	4,390	11,313	—	4,390	11,313	15,703	130	2003	10/13
Houston, TX
Newburgh Crossing (a)	—	4,000	10,246	33	4,000	10,279	14,279	3,101	2005	10/05
Newburgh, NY
Newnan Crossing I & II (a)	—	15,100	33,987	4,901	15,100	38,888	53,988	13,224	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,803	3,350	6,927	78	3,350	7,005	10,355	2,278	1997	12/04
Covington, GA
North Rivers Towne Center	10,206	3,350	15,720	252	3,350	15,972	19,322	5,726	2003-2004	04/04
Charleston, SC
Northgate North	27,500	7,540	49,078	(15,621)	7,540	33,457	40,997	12,084	1999-2003	06/04
Seattle, WA
Northpointe Plaza	23,589	13,800	37,707	3,207	13,800	40,914	54,714	14,132	1991-1993	05/04
Spokane, WA
Northwood Crossing (a)	—	3,770	13,658	950	3,770	14,608	18,378	4,177	1979/2004	01/06
Northport, AL
Northwoods Center	8,665	3,415	9,475	6,386	3,415	15,861	19,276	5,108	2002-2004	12/04
Wesley Chapel, FL
Orange Plaza (Golfland Plaza) (a)	—	4,350	4,834	2,360	4,350	7,194	11,544	1,866	1995	05/05
Orange, CT
The Orchard	11,826	3,200	17,151	14	3,200	17,165	20,365	5,257	2004-2005	07/05 &
New Hartford, NY										9/05

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Pacheco Pass Phase I & II (a)	—	13,420	32,784	(84)	13,400	32,720	46,120	8,882	2004 & 2006	07/05 &
Gilroy, CA										06/07
Page Field Commons (a)	—	—	43,355	1,269	—	44,624	44,624	12,543	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	9,339	6,590	20,425	171	6,590	20,596	27,186	7,384	2002	04/04
Phoenix, AZ
Parkway Towne Crossing (a)	—	6,142	20,423	4,106	6,142	24,529	30,671	6,647	2010	08/06
Frisco, TX
Pavillion at Kings Grant I & II (a)	—	10,274	12,392	11,774	10,274	24,166	34,440	6,482	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza (a)	—	—	67,870	—	—	67,870	67,870	455	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,131	6,995	32,816	3,869	8,495	35,185	43,680	12,325	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	4,236	2,600	6,776	287	2,600	7,063	9,663	2,338	2004	12/04
Phenix City, AL
Pine Ridge Plaza (a)	—	5,000	19,802	2,737	5,000	22,539	27,539	7,510	1998/2004	06/04
Lawrence, KS
Placentia Town Center	11,265	11,200	11,751	1,311	11,200	13,062	24,262	4,088	1973/2000	12/04
Placentia, CA
Plaza at Marysville	9,177	6,600	13,728	743	6,600	14,471	21,071	4,799	1995	07/04
Marysville, WA
Plaza at Riverlakes	8,603	5,100	10,824	49	5,100	10,873	15,973	3,649	2001	10/04
Bakersfield, CA
Plaza Santa Fe II (a)	—	—	28,588	2,763	—	31,351	31,351	10,588	2000-2002	06/04
Santa Fe, NM
Pleasant Run	13,961	4,200	29,085	2,525	4,200	31,610	35,810	10,360	2004	12/04
Cedar Hill, TX
Promenade at Red Cliff	8,184	5,340	12,665	1,282	5,340	13,947	19,287	4,766	1997	02/04
St. George, UT
Quakertown	7,885	2,400	9,246	17	2,400	9,263	11,663	2,828	2004-2005	09/05
Quakertown, PA
Rasmussen College (a)	—	850	4,049	(85)	759	4,055	4,814	1,251	2005	08/05
Brooklyn Park, MN

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rave Theater (a)	—	3,440	22,111	2,881	3,440	24,992	28,432	7,263	2005	12/05
Houston, TX
Red Bug Village (a)	—	1,790	6,178	174	1,790	6,352	8,142	1,966	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	46,250	15,800	70,372	11,627	15,800	81,999	97,799	27,146	1986/2004	08/04
Baltimore, MD
Rite Aid Store (Eckerd), Sheridan Dr.	2,903	2,000	2,722	—	2,000	2,722	4,722	815	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Rd.	3,243	2,500	2,764	2	2,500	2,766	5,266	828	2003	11/05
Amherst, NY
Rite Aid Store (Eckerd), E. Main St.	2,855	1,860	2,786	19	1,860	2,805	4,665	836	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), W. Main St.	2,547	1,510	2,627	—	1,510	2,627	4,137	786	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	2,198	900	2,677	—	900	2,677	3,577	801	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd), Main St.	2,174	1,340	2,192	—	1,340	2,192	3,532	656	1998	11/05
Buffalo, NY
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	771	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,696	750	2,042	—	750	2,042	2,792	636	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	—	2,080	1,393	3,473	417	1999	11/05
Cheektowaga, NY
Rite Aid Store (Eckerd)	3,129	3,000	3,955	22	3,000	3,977	6,977	1,255	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,685	900	2,377	—	900	2,377	3,277	857	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,348	600	2,033	1	600	2,034	2,634	714	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	1,665	900	2,475	—	900	2,475	3,375	737	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	—	470	2,657	3,127	795	1998	11/05
Greece, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	1,617	1,050	2,047	1	1,050	2,048	3,098	719	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd) (a)	—	1,550	3,954	6	1,550	3,960	5,510	1,221	2004	8/05
Hellertown, PA
Rite Aid Store (Eckerd)	2,409	2,060	1,873	—	2,060	1,873	3,933	560	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,850	1,940	2,736	(27)	1,913	2,736	4,649	819	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,926	700	2,960	1	700	2,961	3,661	1,040	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	—	1,710	1,207	2,917	361	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd) (a)	—	975	4,369	6	975	4,375	5,350	1,350	2004	08/05
Lebanon, PA
Rite Aid Store (Eckerd)	2,716	1,650	2,788	—	1,650	2,788	4,438	834	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	—	820	1,935	2,755	579	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	2,452	1,190	2,809	—	1,190	2,809	3,999	841	1999	11/05
Olean, NY
Rite Aid Store (Eckerd) (a)	—	1,000	4,328	5	1,000	4,333	5,333	1,337	2004	08/05
Punxsutawney, PA
Rite Aid Store (Eckerd), Culver Rd.	2,376	1,590	2,279	—	1,590	2,279	3,869	682	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd), Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	906	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	—	800	3,075	3,875	920	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Rd.	2,770	2,830	1,683	—	2,830	1,683	4,513	504	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd), Union Rd.	2,394	1,610	2,300	—	1,610	2,300	3,910	689	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	—	810	1,434	2,244	429	1997	11/05
Yorkshire, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rivery Town Crossing	8,018	2,900	6,814	376	2,900	7,190	10,090	1,904	2005	10/06
Georgetown, TX
Royal Oaks Village II (a)	—	2,200	11,859	(168)	2,200	11,691	13,891	3,496	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,665	3,200	12,642	(2,022)	3,200	10,620	13,820	3,693	1999	09/04
Bethlehem, PA
Sawyer Heights Village	18,912	24,214	15,797	29	24,214	15,826	40,040	167	2007	10/13
Houston, TX
Shaws Supermarket (a)	—	2,700	11,532	(298)	2,700	11,234	13,934	4,243	1995	12/03
New Britain, CT
Shoppes at Park West	5,392	2,240	9,357	(56)	2,240	9,301	11,541	3,171	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	4,837	2,190	8,840	98	2,190	8,938	11,128	3,239	1999	01/04
Severn, MD
Shoppes at Stroud (a)	—	5,711	27,878	(2,398)	5,111	26,080	31,191	5,245	2007-2008	01/08
Stroudsburg, PA
Shoppes of New Hope	3,625	1,350	11,045	(97)	1,350	10,948	12,298	3,791	2004	07/04
Dallas, GA
Shoppes of Prominence Point I&II (a)	—	3,650	12,652	355	3,650	13,007	16,657	4,415	2004 & 2005	06/04 &
Canton, GA										09/05
The Shops at Boardwalk (a)	—	5,000	30,540	(413)	5,000	30,127	35,127	10,330	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons (a)	—	1,050	6,133	261	1,050	6,394	7,444	2,001	2002	12/04
Round Rock, TX
The Shops at Legacy (a)	—	8,800	108,940	12,463	8,800	121,403	130,203	28,898	2002	06/07
Plano, TX
Shops at Park Place	7,896	9,096	13,175	521	9,096	13,696	22,792	5,355	2001	10/03
Plano, TX
Southgate Plaza	3,982	2,200	9,229	98	2,161	9,366	11,527	3,005	1998-2002	03/05
Heath, OH
Southlake Corners	21,186	6,612	23,605	5	6,612	23,610	30,222	234	2004	10/13
Southlake, TX
Southlake Town Square I - VII (b)	144,054	41,490	187,353	20,052	41,490	207,405	248,895	59,065	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Stanley Works / Mac Tools (a)	—	1,900	7,624	—	1,900	7,624	9,524	2,379	2004	01/05
Westerville, OH
Stateline Station (a)	—	6,500	23,780	(14,368)	3,829	12,083	15,912	2,542	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	5,161	2,200	9,426	94	2,200	9,520	11,720	3,103	1997	12/04
Acworth, GA
Stonebridge Plaza (a)	—	1,000	5,783	248	1,000	6,031	7,031	1,824	1997	08/05
McKinney, TX
Stony Creek I	8,665	6,735	17,564	81	6,735	17,645	24,380	6,818	2003	12/03
Noblesville, IN
Stony Creek II (a)	—	1,900	5,106	46	1,900	5,152	7,052	1,537	2005	11/05
Noblesville, IN
Target South Center	5,503	2,300	8,760	660	2,300	9,420	11,720	2,876	1999	11/05
Austin, TX
Tim Horton Donut Shop	—	212	30	—	212	30	242	17	2004	11/05
Canandaigua, NY
Tollgate Marketplace	35,000	8,700	61,247	2,179	8,700	63,426	72,126	21,578	1979/1994	07/04
Bel Air, MD
Town Square Plaza	16,815	9,700	18,264	1,628	9,700	19,892	29,592	5,786	2004	12/05
Pottstown, PA
Towson Circle (a)	—	9,050	17,840	(685)	6,874	19,331	26,205	6,323	1998	07/04
Towson, MD
Traveler's Office Building (a)	—	650	7,001	822	1,079	7,394	8,473	2,093	2005	01/06
Knoxville, TN
Trenton Crossing	16,464	8,180	19,262	3,181	8,180	22,443	30,623	7,096	2003	02/05
McAllen, TX
University Town Center	4,525	—	9,557	183	—	9,740	9,740	3,265	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	10,867	6,200	16,275	77	6,200	16,352	22,552	5,187	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,295	3,335	7,766	121	3,335	7,887	11,222	2,547	2003-2004	02/05
Oklahoma City, OK
Village Shoppes at Gainesville	20,000	4,450	36,592	1,309	4,450	37,901	42,351	11,553	2004	09/05
Gainesville, GA

RETAIL PROPERTIES OF AMERICA, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Village Shoppes at Simonton	3,346	2,200	10,874	(204)	2,200	10,670	12,870	3,704	2004	08/04
Lawrenceville, GA
Walgreens	3,018	450	5,074	—	450	5,074	5,524	1,554	2000	04/05
Northwoods, MO
Walgreens	2,214	550	3,580	—	550	3,580	4,130	1,148	1999	04/05
West Allis, WI
Wal-Mart (a) (d)	—	1,925	4,294	(2,918)	975	2,326	3,301	416	1987	09/05
Turlock, CA
Walter's Crossing (a)	—	14,500	16,914	260	14,500	17,174	31,674	4,659	2005	07/06
Tampa, FL
Watauga Pavillion (a)	—	5,185	27,504	108	5,185	27,612	32,797	9,825	2003-2004	05/04
Watauga, TX
West Town Market	5,260	1,170	10,488	83	1,170	10,571	11,741	3,270	2004	06/05
Fort Mill, SC
Wilton Square (a)	—	8,200	35,538	174	8,200	35,712	43,912	10,982	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,777	4,400	7,471	204	4,400	7,675	12,075	2,514	1999	11/04
Memphis, TN
Zurich Towers (a)	—	7,900	137,096	13	7,900	137,109	145,009	43,494	1986 & 1990	11/04
Schaumburg, IL
Total Operating Properties	1,673,274	1,182,964	4,425,525	124,859	1,160,069	4,573,279	5,733,348	1,328,778

Development Properties
Bellevue Mall (a) (f)	—	3,056	—	—	3,056	—	3,056	—
Nashville, TN
Green Valley (e)	11,359	11,829	13,940	(1,451)	10,940	13,378	24,318	1,696
Henderson, NV
South Billings (a) (c) (f)	—	—	—	—	—	—	—	—
Billings, MT
Total Development Properties	11,359	14,885	13,940	(1,451)	13,996	13,378	27,374	1,696

Developments in Progress	—	42,366	1,430	—	42,366	1,430	43,796	—

Total Investment Properties	$1,684,633	$1,240,215	$4,440,895	$123,408	$1,216,431	$4,588,087	$5,804,518	$1,330,474

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2013
(in thousands)

(a)	This property is included in the pool of unencumbered assets under the Company’s unsecured credit facility.

(b)	A portion of this property is included in the pool of unencumbered assets under the Company’s unsecured credit facility.

(c)	A portion (exterior pads) of this property was sold in 2013.

(d)	This property was a former Mervyns. The property name was changed when a new tenant took occupancy in 2013.

(e)	This property is encumbered by a construction loan and a portion of the basis is included in Developments in Progress.

(f)	The cost basis of the property or a portion of the property is included in Developments in Progress.

RETAIL PROPERTIES OF AMERICA, INC.

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned at December 31, 2013 for U.S. federal income tax purposes was approximately $5,894,936 (unaudited).

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2013	2012	2011
Balance at January 1,	$5,962,878	$6,441,555	$6,721,242
Purchase of investment property	339,955	31,486	25,194
Sale of investment property	(341,750)	(501,369)	(269,214)
Property held for sale	(10,995)	(8,746)	—
Provision for asset impairment	(150,373)	(23,819)	(54,848)
Payments received under master leases	—	(21)	(259)
Acquired lease intangible assets	(11,331)	27,454	25,726
Acquired lease intangible liabilities	16,134	(3,662)	(6,286)
Balance at December 31,	$5,804,518	$5,962,878	$6,441,555

(E)	Reconciliation of accumulated depreciation:

	2013	2012	2011
Balance at January 1,	$1,275,787	$1,180,767	$1,034,769
Depreciation expense	197,725	195,994	202,970
Sale of investment property	(62,009)	(87,218)	(35,604)
Property held for sale	(2,206)	(17)	—
Provision for asset impairment	(56,969)	(7,423)	(13,856)
Write-offs due to early lease termination	(3,056)	(6,316)	(7,512)
Other disposals	(18,798)	—	—
Balance at December 31,	$1,330,474	$1,275,787	$1,180,767

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
Based on management’s evaluation as of December 31, 2013, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Retail Properties of America, Inc.:
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2013 of the Company and our report dated February 19, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 19, 2014

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
Information required by this Item 11 will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions and Director Independence
Information required by this Item 13 will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive proxy statement for our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2013 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	85
Real Estate and Accumulated Depreciation (Schedule III)	86
Schedules not filed:
All schedules other than those indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

Exhibit No.	Description

3.1
Sixth Articles of Amendment and Restatement of the Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.2
Articles of Amendment to the Sixth Articles of Amendment and Restatement of the Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.3
Articles of Amendment to the Sixth Articles of Amendment and Restatement of the Registrant, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.4
Articles Supplementary to the Sixth Articles of Amendment and Restatement of the Registrant, as amended, dated March 20, 2012 (Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).

3.5	Articles Supplementary for the Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 17, 2012).
3.6	Certificate of Correction (Incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report/Amended on Form 8-K/A filed on December 20, 2012).
3.7	Sixth Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2012).
10.1
Third Amended and Restated Independent Director Stock Option and Incentive Plan of the Registrant (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 2, 2013).

10.2	2008 Long-Term Equity Compensation Plan of the Registrant (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).
10.3
Indemnification Agreements by and between the Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-E, and H to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.561 - 10.562, 10.567, 10.569 - 10.571 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 22, 2012 and Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013).

10.4
Third Amended and Restated Credit Agreement dated as of May 13, 2013 among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Manager, and Wells Fargo Bank, National Association as Syndication Agent and KeyBanc Capital Markets Inc. as Co-Lead Arranger and Joint Book Manager, and Citibank, N.A. as Co-Documentation Agent, Deutsche Bank Securities Inc. as Co-Documentation Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 16, 2013).

10.5
Loan Agreement dated as of December 1, 2009 by and among Colesville One, LLC, JPMorgan Chase Bank, N.A. and certain subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 10.587 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

Exhibit No.	Description

10.6
Retention Agreement dated February 19, 2013 by and between the Registrant and Steven P. Grimes (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.7
Retention Agreement dated February 19, 2013 by and between the Registrant and Angela M. Aman (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.8
Retention Agreement dated February 19, 2013 by and between the Registrant and Niall J. Byrne (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.9
Retention Agreement dated February 19, 2013 by and between the Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.10
Retention Agreement dated February 19, 2013 by and between the Registrant and Dennis K. Holland (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.11
Retention Agreement dated February 19, 2013 by and between the Registrant and James W. Kleifges (Incorporated herein by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.12
Resignation Agreement, dated May 15, 2013, by and between the Registrant and James W. Kleifges (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013).

10.13
Separation Agreement, dated May 15, 2013, by and between the Registrant and James W. Kleifges (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	List of Subsidiaries of Registrant (filed herewith).
23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President and Chief Executive Officer

Date:	February 19, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Kenneth H. Beard		/s/ Richard P. Imperiale

By:	Steven P. Grimes	By:	Kenneth H. Beard	By:	Richard P. Imperiale
	Director, President and Chief Executive Officer		Director		Director
Date:	February 19, 2014	Date:	February 19, 2014	Date:	February 19, 2014

	/s/ Angela M. Aman		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Angela M. Aman	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)		Director		Director
Date:	February 19, 2014	Date:	February 19, 2014	Date:	February 19, 2014

	/s/ Julie M. Swinehart		/s/ Paul R. Gauvreau		/s/ Barbara A. Murphy

By:	Julie M. Swinehart	By:	Paul R. Gauvreau	By:	Barbara A. Murphy
	Senior Vice President and Corporate Controller (Principal Accounting Officer)		Director		Director
Date:	February 19, 2014	Date:	February 19, 2014	Date:	February 19, 2014

	/s/ Gerald M. Gorski		/s/ Thomas J. Sargeant

By:	Gerald M. Gorski	By:	Thomas J. Sargeant
	Chairman of the Board and Director		Director
Date:	February 19, 2014	Date:	February 19, 2014