Form 10-Q
period 2014-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2014-05-06
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of May 2, 2014:
Class A common stock:    236,561,796 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2014	December 31, 2013
Assets
Investment properties:
Land	$1,177,572	$1,174,065
Building and other improvements	4,558,670	4,586,657
Developments in progress	45,395	43,796
	5,781,637	5,804,518
Less accumulated depreciation	(1,360,637)	(1,330,474)
Net investment properties	4,421,000	4,474,044
Cash and cash equivalents	62,667	58,190
Investment in unconsolidated joint ventures	14,268	15,776
Accounts and notes receivable (net of allowances of $7,270 and $8,197, respectively)	76,046	80,818
Acquired lease intangible assets, net	121,026	129,561
Assets associated with investment properties held for sale	48,742	8,616
Other assets, net	104,212	110,571
Total assets	$4,847,961	$4,877,576

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,612,442	$1,684,633
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	230,000	165,000
Accounts payable and accrued expenses	42,131	54,457
Distributions payable	39,181	39,138
Acquired lease intangible liabilities, net	90,973	91,881
Liabilities associated with investment properties held for sale	31,258	6,603
Other liabilities	70,022	77,030
Total liabilities	2,566,007	2,568,742

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at March 31, 2014 and December 31, 2013; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,564 and 236,302 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	237	236
Additional paid-in capital	4,920,185	4,919,633
Accumulated distributions in excess of earnings	(2,639,211)	(2,611,796)
Accumulated other comprehensive loss	(756)	(738)
Total shareholders’ equity	2,280,460	2,307,340
Noncontrolling interests	1,494	1,494
Total equity	2,281,954	2,308,834
Total liabilities and equity	$4,847,961	$4,877,576

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$117,128	$106,295
Tenant recovery income	29,748	23,322
Other property income	1,912	2,444
Total revenues	148,788	132,061

Expenses:
Property operating expenses	26,526	22,583
Real estate taxes	18,414	16,811
Depreciation and amortization	53,596	51,008
Provision for impairment of investment properties	394	—
(Gain) loss on lease terminations	(169)	211
General and administrative expenses	8,450	8,055
Total expenses	107,211	98,668

Operating income	41,577	33,393

Gain on extinguishment of other liabilities	4,258	—
Equity in loss of unconsolidated joint ventures, net	(778)	(401)
Interest expense (Note 8)	(31,863)	(45,697)
Other income, net	427	1,076
Income (loss) from continuing operations	13,621	(11,629)

Discontinued operations:
(Loss) income, net	(148)	576
Gain on sales of investment properties	655	4,909
Income from discontinued operations	507	5,485
Gain on sales of investment properties	—	4,264
Net income (loss)	14,128	(1,880)
Net income (loss) attributable to the Company	14,128	(1,880)
Preferred stock dividends	(2,362)	(2,362)
Net income (loss) attributable to common shareholders	$11,766	$(4,242)

Earnings (loss) per common share — basic and diluted:
Continuing operations	$0.05	$(0.04)
Discontinued operations	—	0.02
Net income (loss) per common share attributable to common shareholders	$0.05	$(0.02)

Net income (loss)	$14,128	$(1,880)
Other comprehensive income (loss):
Net unrealized (loss) gain on derivative instruments (Note 8)	(18)	466
Comprehensive income (loss)	14,110	(1,414)
Comprehensive income (loss) attributable to common shareholders	$14,110	$(1,414)

Weighted average number of common shares outstanding — basic	236,151	230,611

Weighted average number of common shares outstanding — diluted	236,153	230,611

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net loss	—	—	—	—	—	—	—	(1,880)	—	(1,880)	—	(1,880)
Other comprehensive income	—	—	—	—	—	—	—	—	466	466	—	466
Distributions declared to preferred shareholders ($0.4861 per share)	—	—	—	—	—	—	—	(2,625)	—	(2,625)	—	(2,625)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	—	—	(38,218)	—	(38,218)	—	(38,218)
Issuance of common stock, net of offering costs	—	—	56	—	—	—	688	—	—	688	—	688
Issuance of restricted common stock	—	—	49	—	—	—	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	70	—	—	70	—	70
Balance at March 31, 2013	5,400	$5	133,711	$133	97,037	$98	$4,836,128	$(2,502,816)	$(788)	$2,332,760	$1,494	$2,334,254

Balance at January 1, 2014	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	—	—	14,128	—	14,128	—	14,128
Other comprehensive loss	—	—	—	—	—	—	—	—	(18)	(18)	—	(18)
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	—	—	(39,181)	—	(39,181)	—	(39,181)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(37)	—	—	(37)	—	(37)
Issuance of restricted common stock	—	—	262	1	—	—	—	—	—	1	—	1
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	—	—	—	—	589	—	—	589	—	589
Balance at March 31, 2014	5,400	$5	236,564	$237	—	$—	$4,920,185	$(2,639,211)	$(756)	$2,280,460	$1,494	$2,281,954

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$14,128	$(1,880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	53,596	54,464
Provision for impairment of investment properties	394	—
Gain on sales of investment properties	(655)	(9,173)
Gain on extinguishment of other liabilities	(4,258)	—
(Gain) loss on lease terminations	(169)	211
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	1,599	4,412
Equity in loss of unconsolidated joint ventures, net	778	401
Distributions on investments in unconsolidated joint ventures	755	2,154
Payment of leasing fees and inducements	(2,277)	(4,960)
Changes in accounts receivable, net	5,945	8,506
Changes in accounts payable and accrued expenses, net	(10,808)	(10,314)
Changes in other operating assets and liabilities, net	(1,164)	(15,714)
Other, net	287	2,383
Net cash provided by operating activities	58,151	30,490

Cash flows from investing activities:
Changes in restricted escrows, net	1,499	2,867
Purchase of investment properties	(28,324)	—
Capital expenditures and tenant improvements	(9,558)	(9,784)
Proceeds from sales of investment properties	9,204	31,136
Investment in developments in progress	(1,441)	(212)
Investment in unconsolidated joint ventures	(25)	(630)
Net cash (used in) provided by investing activities	(28,645)	23,377

Cash flows from financing activities:
Proceeds from mortgages and notes payable	1,622	—
Principal payments on mortgages and notes payable	(50,114)	(171,674)
Proceeds from credit facility	101,000	140,000
Repayments of credit facility	(36,000)	(55,000)
Proceeds from issuance of common stock	—	830
Distributions paid	(41,500)	(38,200)
Other, net	(37)	(446)
Net cash used in financing activities	(25,029)	(124,490)

Net increase (decrease) in cash and cash equivalents	4,477	(70,623)
Cash and cash equivalents, at beginning of period	58,190	138,069
Cash and cash equivalents, at end of period	$62,667	$67,446
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2014	2013
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$26,813	$37,391
Distributions payable	$39,181	$40,843
Accrued capital expenditures and tenant improvements	$5,217	$5,270
Accrued leasing fees and inducements	$338	$667
Accrued development expenditures	$429	$121

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(28,112)	$—
Accounts receivable, acquired lease intangible and other assets	(1,492)	—
Accounts payable, acquired lease intangible and other liabilities	1,280	—
	$(28,324)	$—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$8,079	$18,233
Accounts receivable, acquired lease intangible and other assets	494	2,826
Accounts payable, acquired lease intangible and other liabilities	(24)	—
Deferred gain	—	904
Gain on sales of investment properties	655	9,173
	$9,204	$31,136
(concluded)
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2013, which are included in its 2013 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1)   Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 to own and operate high quality, strategically located shopping centers in the United States.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s property ownership as of March 31, 2014 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)	Unconsolidated Joint Ventures (b)
Operating properties (c)	230	—	6
Development properties	2	1	—

(a)	The Company has a 50% ownership interest in one LLC.

(b)	The Company has a 20% ownership interest in one LLC.

(c)	Excludes one wholly-owned property classified as held for sale as of March 31, 2014.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the condensed consolidated statements of operations and other comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. As of March 31, 2014, the Company is the controlling member in one less-than-wholly-owned consolidated entity.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the three months ended March 31, 2014 and 2013.
(2)   Summary of Significant Accounting Policies
Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2014. Refer to the Company’s 2013 Annual Report on Form 10-K for a summary of the Company’s remaining significant accounting policies.
Recent Accounting Pronouncements
Effective January 1, 2014, companies are required to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. To the extent none of these are available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
Effective January 1, 2015, with early adoption permitted effective January 1, 2014, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have (or will have) a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. While the threshold for a disposal or disposal group to qualify for discontinued operations treatment has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. The Company has elected to early adopt this pronouncement effective January 1, 2014. The adoption, which is applied prospectively, is anticipated to substantially reduce the number of the Company’s transactions, going forward, that qualify for discontinued operations as compared to historical results. Upon adoption of this pronouncement effective January 1, 2014, the investment property that was classified as held for sale as of March 31, 2014, which would have qualified for discontinued operations treatment under the previous standard, did not

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

qualify for discontinued operations and, as such, is reflected in continuing operations on the condensed consolidated statements of operations and other comprehensive income (loss).
(3)   Acquisitions
During the three months ended March 31, 2014, the Company acquired a 100% interest in Heritage Square, a 53,100 square foot multi-tenant retail property located in Issaquah, Washington, for a purchase price of $18,022 using proceeds from its unsecured revolving line of credit. In addition, the Company paid $10,350 to acquire the fee interest in the Company’s 97,500 square foot Bed Bath & Beyond Plaza consolidated multi-tenant retail operating property located in Miami, Florida that was previously subject to a ground lease with a third party. The Company did not acquire any properties during the three months ended March 31, 2013.
The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Land	$16,727
Building and other improvements	11,385
Acquired lease intangible assets	1,492
Acquired lease intangible liabilities	(1,232)
Net assets acquired	$28,372
Transaction costs, which were not material, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss). In conjunction with the Bed Bath & Beyond Plaza transaction, the Company reversed a straight-line ground rent liability of $4,258, which is presented in “Gain on extinguishment of other liabilities” in the accompanying condensed consolidated statements of operations and other comprehensive income (loss).
(4)   Dispositions
The Company monitors its investment properties to ensure that each property continues to meet financial and strategic objectives. This approach results in the sale of certain non-core and non-strategic assets that no longer meet the Company’s investment criteria.
The Company sold one property during the three months ended March 31, 2014, as summarized below:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net	Mortgage Debt Extinguished		Gain
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	$9,269	$9,204	$—	(a)	$655

(a)	The Company repaid the $6,435 mortgage payable prior to the disposition of the property.
During the year ended December 31, 2013, the Company sold 20 properties, three of which were sold during the three months ended March 31, 2013. The dispositions and additional transactions, including condemnation awards and earnouts, during the three months ended March 31, 2013 resulted in aggregate proceeds, net of transaction costs, to the Company of $31,136 with aggregate gains of $9,173.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2014, the Company had entered into a contract to sell Midtown Center, a 408,500 square foot multi-tenant retail property located in Milwaukee, Wisconsin. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to March 31, 2014, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheet as of March 31, 2014. However, the anticipated disposition of Midtown Center did not qualify for discontinued operations treatment and, therefore, the operations for all periods presented continue to be classified within continuing operations in the condensed consolidated statements of operations and other comprehensive income (loss). Riverpark Phase IIA was classified as held for sale as of December 31, 2013. The following table presents the assets and liabilities associated with the held for sale properties:

	March 31, 2014	December 31, 2013
Assets
Land, building and other improvements	$45,182	$10,285
Accumulated depreciation	—	(2,206)
Net investment properties	45,182	8,079
Other assets	3,560	537
Assets associated with investment properties held for sale	$48,742	$8,616

Liabilities
Mortgages payable	$30,124	$6,435
Other liabilities	1,134	168
Liabilities associated with investment properties held for sale	$31,258	$6,603
The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, which population consists of investment properties sold and classified as held for sale on or prior to December 31, 2013, including Riverpark Phase IIA, are presented in the table below:

	Three Months Ended March 31,
	2014	2013
Revenues:
Rental income	$(123)	$6,913
Tenant recovery income	144	1,612
Other property income	23	108
Total revenues	44	8,633

Expenses:
Property operating expenses	121	1,649
Real estate taxes	3	1,572
Depreciation and amortization	—	3,456
Interest expense	68	1,430
Other income, net	—	(50)
Total expenses	192	8,057

(Loss) income from discontinued operations, net	$(148)	$576
(5)   Compensation Plans
The Company’s Equity Compensation Plan (Equity Plan), subject to certain conditions, authorizes the issuance of stock options, restricted stock, stock appreciation rights and other similar awards to the Company’s employees in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management. In addition, the Company has an Independent Director Stock Option and Incentive Plan (Director Plan) which authorizes the issuance of stock options, restricted stock awards, restricted stock units, unrestricted stock awards and dividend equivalent rights to the Company’s non-employee directors.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table represents a summary of the Company’s unvested restricted shares, which were granted to either the Company’s employees pursuant to the Equity Plan or to non-employee directors pursuant to the Director Plan, as of and for the three months ended March 31, 2014:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2014	152	$15.11
Shares granted (a)	262	$13.71
Shares vested	—	$—
Shares forfeited	—	$—
Balance at March 31, 2014	414	$14.22

(a)	Shares granted will vest ratably over periods ranging from one to three years in accordance with the terms of applicable award documents.
During the three months ended March 31, 2014 and 2013, the Company recorded compensation expense of $587 and $63, respectively, related to unvested restricted shares. As of March 31, 2014, total unrecognized compensation expense related to unvested restricted shares was $4,341, which is expected to be amortized over a weighted average term of 1.5 years.
Under the Company’s Director Plan, prior to 2013, non-employee directors had been granted options to acquire shares. As of March 31, 2014, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and options to purchase five shares had expired. Compensation expense of $2 and $7 related to these options was recorded during the three months ended March 31, 2014 and 2013, respectively. The Company did not grant any options in 2013 or 2014.
(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2014			December 31, 2013
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,599,277	6.15%	4.8	$1,673,080	6.15%	4.9
Variable rate construction loan (b)	12,981	2.44%	0.6	11,359	2.44%	0.8
Mortgages payable	1,612,258	6.12%	4.8	1,684,439	6.13%	4.9
Premium, net of accumulated amortization	1,037			1,175
Discount, net of accumulated amortization	(853)			(981)
Mortgages payable, net	$1,612,442	6.12%	4.8	$1,684,633	6.13%	4.9

(a)
Includes $8,284 and $8,337 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2014 and December 31, 2013, respectively, and excludes mortgages payable of $30,124 and $6,435 associated with properties classified as held for sale as of March 31, 2014 and December 31, 2013, respectively. The fixed rate mortgages had interest rates ranging from 3.50% to 8.00% as of March 31, 2014 and December 31, 2013, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
Mortgages Payable
During the three months ended March 31, 2014, the Company made mortgages payable repayments in the total amount of $46,178 (excluding scheduled principal payments of $3,936 related to amortizing loans). The loans repaid during the three months ended March 31, 2014 had fixed interest rates with a weighted average interest rate of 5.87%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2014, the Company had guaranteed $7,264 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2014 through September 30, 2016 (see Note 14). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. As of March 31, 2014, the most significant cross-collateralized mortgage was the IW JV 2009, LLC mortgage in the amount of $480,265, which is cross-collateralized by 55 properties.
Debt Maturities
The following table shows the scheduled maturities and required principal payments of the Company’s mortgages payable and credit facility (as described in Note 7) as of March 31, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$17,509	$384,557	$46,172	$296,019	$12,369	$842,651	$1,599,277
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000
Total fixed rate debt	17,509	384,557	46,172	296,019	312,369	842,651	1,899,277

Variable rate debt:
Construction loan	12,981	—	—	—	—	—	12,981
Unsecured credit facility	—	—	—	230,000	150,000	—	380,000
Total variable rate debt	12,981	—	—	230,000	150,000	—	392,981
Total debt (c)	$30,490	$384,557	$46,172	$526,019	$462,369	$842,651	$2,292,258

Weighted average interest rate on debt:
Fixed rate debt	6.68%	5.70%	5.86%	5.66%	2.19%	6.52%	5.49%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.67%
Total	4.87%	5.70%	5.86%	3.91%	2.00%	6.52%	4.84%

(a)
Excludes mortgage premium of $1,037 and discount of $(853), net of accumulated amortization, which was outstanding as of March 31, 2014 and mortgages payable of $30,124 associated with one investment property classified as held for sale as of March 31, 2014. Includes $8,284 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2014.

(b)
In July 2012, the Company entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of March 31, 2014, the weighted average years to maturity of consolidated indebtedness was 4.5 years.
The Company plans on addressing its mortgages payable maturities by using proceeds from its unsecured revolving line of credit and capital markets transactions.
(7)   Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating to $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the credit facility). The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances. The unsecured revolving line of credit matures on May 12, 2017 and the unsecured term loan matures on May 11, 2018. The Company has a one year extension option on the unsecured revolving line of credit which it may exercise as long as it is in compliance with the terms of the unsecured credit agreement and it pays an extension fee equal to 0.15% of the commitment amount being extended.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The credit facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount. On January 27, 2014, the Company received an investment grade credit rating. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unsecured, secured and total leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of March 31, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
The Company has an interest rate swap with one of the financial institutions associated with the credit facility to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of March 31, 2014, the weighted average interest rate on the unsecured revolving line of credit was 1.66% and the weighted average interest rate on the unsecured term loan was 1.86%. Upon closing the amended unsecured credit agreement, the Company borrowed the full amount of the unsecured term loan, which, as of March 31, 2014, remains outstanding. As of March 31, 2014, the Company had borrowed $230,000 under the unsecured revolving line of credit.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,096 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.
The Company had the following outstanding interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Interest rate swap	2	2	$308,284	$308,337
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps	$756	$751

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive income (loss) for the three months ended March 31, 2014 and 2013.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$309	$51	Interest expense	$291	$517	Other income, net	$(13)	$153
(9) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
MS Inland Fund, LLC (a)	4/27/2007	20.0%	20.0%	$6,403	$6,915
Oak Property and Casualty LLC (b)	10/1/2006	20.0%	20.0%	7,865	8,861
				$14,268	$15,776

(a)
The MS Inland Fund, LLC (MS Inland) joint venture was formed with a large state pension fund; the Company is the managing member of the venture and earns fees for providing property management and leasing services. The Company has the ability to exercise significant influence, but does not have financial or operating control over this joint venture, and as a result the Company accounts for its investment pursuant to the equity method of accounting. Subsequent to March 31, 2014, the Company entered into an agreement to dissolve its joint venture arrangement with its partner in MS Inland through the acquisition of its partner’s 80% interest in the six multi-tenant retail properties owned by the joint venture. The transaction is expected to close in June 2014, subject to customary closing conditions.

(b)
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

Under the equity method of accounting, the net equity investment of the Company is reflected in the accompanying condensed consolidated balance sheets and the Company’s share of net income or loss from each unconsolidated joint venture is reflected in the accompanying condensed consolidated statements of operations and other comprehensive income (loss). Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in the accompanying condensed consolidated statements of cash flows.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Combined condensed financial information of the Company’s joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	Combined Condensed Total
	March 31, 2014	December 31, 2013
Assets
Real estate assets	$270,930	$270,916
Less accumulated depreciation	(54,647)	(52,624)
Real estate, net	216,283	218,292

Other assets, net	44,239	49,227
Total assets	$260,522	$267,519

Liabilities
Mortgage debt	$142,183	$142,537
Other liabilities, net	19,992	22,725
Total liabilities	162,175	165,262

Total equity	98,347	102,257
Total liabilities and equity	$260,522	$267,519

	Three Months Ended March 31,
	RioCan (a)		Hampton (b)		Other Joint Ventures		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Property related income	$—	$12,350	$—	$—	$6,886	$6,760	$6,886	$19,110
Other income	—	—	—	—	2,118	2,022	2,118	2,022
Total revenues	—	12,350	—	—	9,004	8,782	9,004	21,132

Expenses:
Property operating expenses	—	1,682	—	—	929	863	929	2,545
Real estate taxes	—	2,043	—	—	1,312	1,307	1,312	3,350
Depreciation and amortization	—	7,355	—	—	2,418	2,475	2,418	9,830
Loss (gain) on lease terminations	—	539	—	—	(179)	6	(179)	545
General and administrative expenses	—	144	—	2	78	98	78	244
Interest expense, net	—	2,474	—	(1,526)	1,770	1,783	1,770	2,731
Other expense, net	—	—	—	—	3,078	1,956	3,078	1,956
Total expenses	—	14,237	—	(1,524)	9,406	8,488	9,406	21,201

(Loss) income from continuing operations	—	(1,887)	—	1,524	(402)	294	(402)	(69)
(Loss) income from discontinued operations (c)	—	(452)	—	(48)	3	47	3	(453)
Gain on sales of investment properties - discontinued operations	—	—	—	1,019	—	—	—	1,019
Net (loss) income	$—	$(2,339)	$—	$2,495	$(399)	$341	$(399)	$497

(a)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan).

(b)	During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton Retail Colorado, L.L.C. (Hampton).

(c)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and, the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “(Loss) income from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended March 31,		Net Cash Distributions from/ (Contributions to) Joint Ventures for the Three Months Ended March 31,		Fees Earned by the Company for the Three Months Ended March 31,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland	$173	$124	$755	$952	$211	$228
Captive	(1,021)	(921)	(25)	—	—	—
Hampton (a)	—	2,409	—	16	—	1
RioCan (b)	—	(322)	—	556	—	583
	$(848)	$1,290	$730	$1,524	$211	$812

(a)
During the three months ended March 31, 2013, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amount of $234, of which the Company’s share was $224. The joint venture’s estimate of fair value relating to this impairment assessment was based upon a bona fide purchase offer. During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton.

(b)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.
In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences resulting from the Company’s previous contributions of investment properties to its unconsolidated joint ventures is recorded within “Equity in loss of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive income (loss). Such basis differences resulted from the differences between the historical cost net book values and fair values of the contributed properties and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $70 and $9, which were accretive to net income, related to these differences during the three months ended March 31, 2014 and 2013, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, an impairment charge of $1,700 was recorded during the three months ended March 31, 2013 to write down the carrying value of the Company’s investment in Hampton. The Company’s Hampton joint venture arrangement was dissolved during the year ended December 31, 2013. No impairment charges to the Company’s investments in unconsolidated joint ventures were considered necessary during the three months ended March 31, 2014.
(10) Equity
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
The Company did not sell any shares under its ATM equity program during the three months ended March 31, 2014.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
Three months ended March 31, 2013	56	$688	$14.94
Three months ended March 31, 2014	—	$—	$—

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of March 31, 2014, the Company had common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(11) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended March 31,
	2014		2013
Numerator:
Income (loss) from continuing operations	$13,621		$(11,629)
Gain on sales of investment properties	—		4,264
Preferred stock dividends	(2,362)		(2,362)
Income (loss) from continuing operations attributable to common shareholders	11,259		(9,727)
Income from discontinued operations	507		5,485
Net income (loss) attributable to common shareholders	11,766		(4,242)
Distributions paid on unvested restricted shares	(25)		(8)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$11,741		$(4,250)

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	236,151	(a)	230,611	(b)
Effect of dilutive securities — stock options	2	(c)	—	(c)
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,153		230,611

(a)
Excluded from this weighted average amount are 414 shares of restricted common stock, which equate to 264 shares on a weighted average basis for the three months ended March 31, 2014. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from this weighted average amount are 95 shares of restricted common stock, which equate to 67 shares on a weighted average basis for the three months ended March 31, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
There were outstanding options to purchase 78 and 80 shares of common stock as of March 31, 2014 and 2013, respectively, at a weighted average exercise price of $19.10 and $19.17, respectively. Of these outstanding options, 64 and 80 shares of common stock as of March 31, 2014 and 2013, respectively, at a weighted average exercise price of $20.71 and $19.17, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(12) Provision for Impairment of Investment Properties
As of March 31, 2014, the Company identified certain indicators of impairment for 12 of its properties, one of which was classified as held for sale as of March 31, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed cash flow analyses during the three months ended March 31, 2014 and determined it necessary to record an impairment charge to write down the carrying value of its investment in the property that was classified as held for sale as of March 31, 2014 to its estimated fair value. For the remaining 11 properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded its respective carrying value by a weighted average of 19%.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The investment property impairment charge recorded by the Company during the three months ended March 31, 2014 is summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Midtown Center	Multi-tenant retail	March 31, 2014	408,500	$394
	Estimated fair value of impaired property as of impairment date			$47,150
As part of its analyses performed during the three months ended March 31, 2013, the Company identified certain indicators of impairment at 10 of its properties (three of which were subsequently sold). The Company performed cash flow analyses during the three months ended March 31, 2013 and determined that the projected undiscounted cash flows based upon the estimated holding period for each asset with identified impairment indicators exceeded its respective carrying value by a weighted average of 49%. Therefore, no investment property impairment charges were recorded during the three months ended March 31, 2013.
The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.
(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,612,442	$1,767,509	$1,684,633	$1,827,638
Credit facility	$680,000	$682,534	$615,000	$617,478
Derivative liability	$756	$756	$751	$751
The carrying values of mortgages payable, net shown in the table are included in the condensed consolidated balance sheets under the indicated caption. Credit facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and derivative liability is included in “Other liabilities” in the condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
March 31, 2014
Derivative liability	$—	$756	$—	$756

December 31, 2013
Derivative liability	$—	$751	$—	$751
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 8.
Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at March 31, 2014 and December 31, 2013, aggregated by the level within the fair value hierarchy in which those measurements fall. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
March 31, 2014
Investment properties (b)	$—	$47,150	$—	$47,150	$394

December 31, 2013
Investment properties (c)	$—	$—	$75,000	$75,000	$59,486

(a)	Excludes impairment charges recorded on investment properties sold prior to March 31, 2014 and December 31, 2013, respectively.

(b)
Represents an impairment charge recorded during the three months ended March 31, 2014 for Midtown Center, the property that was classified as held for sale as of March 31, 2014. Such charge, calculated as the expected sales price from the executed purchase documents less estimated transaction costs as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The estimated transaction costs totaling $602 are not reflected as a reduction to the fair value disclosed in the table above.

(c)
Includes impairment charges to write down the carrying value of the Company’s Aon Hewitt East Campus, Four Peaks Plaza and Lake Mead Crossing investment properties to estimated fair value. The estimated fair value of Aon Hewitt East Campus of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 input). A change in the Company’s estimated holding period was the primary driver of the impairment charges recorded to the Company’s investments in Four Peaks Plaza and Lake Mead Crossing. The estimated fair value of Four Peaks Plaza of $14,000 and Lake Mead Crossing of $43,000 was determined using the income approach. The income approach involves an estimate of the income stream for a property over a designated holding period; such income stream plus a reversion (presumed sale) value is discounted to a present value at a risk-adjusted rate. Discount rates and growth assumptions utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following are the key Level 3 inputs used in estimating the fair value of Four Peaks Plaza and Lake Mead Crossing as of December 31, 2013.

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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which they fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
March 31, 2014
Mortgages payable, net	$—	$—	$1,767,509	$1,767,509
Credit facility	$—	$—	$682,534	$682,534

December 31, 2013
Mortgages payable, net	$—	$—	$1,827,638	$1,827,638
Credit facility	$—	$—	$617,478	$617,478
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.4% to 5.1% and 2.4% to 5.6% at March 31, 2014 and December 31, 2013, respectively.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company for comparable facilities by the Company’s lenders. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate. The Company used discount rates of 1.35% and 1.40% for the unsecured term loan and unsecured revolving line of credit, respectively, as of both March 31, 2014 and December 31, 2013.
There were no transfers of liabilities between the levels of the fair value hierarchy during the three months ended March 31, 2014.
(14) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2014, the Company has guaranteed $7,264 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2014 through September 30, 2016.
(15) Litigation
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that the Company’s directors and officers breached their fiduciary duties to the shareholders and, as a result, unjustly enriched the Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused the shareholders to suffer a loss in share value, all measured in some manner by reference to the Company’s 2012 offering price when it listed its shares on the New York Stock Exchange. The lawsuits seek unspecified damages and other relief. Based on its review of the complaints, the Company believes the lawsuits to be without merit and intends to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcomes of these matters will not have a material effect on the financial statements of the Company. On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(16) Subsequent Events
Subsequent to March 31, 2014, the Company:

•	drew $5,000, net of repayments, on its unsecured revolving line of credit;

•
repaid mortgages payable with an aggregate principal balance of $34,928 and a weighted average interest rate of 6.54%, which includes the mortgage payable that encumbered Midtown Center, the investment property that was classified as held for sale as of March 31, 2014. The Company incurred a prepayment fee of $1,897 related to the payoff of the mortgage on Midtown Center; and

•
closed on the sale of Midtown Center, a 408,500 square foot multi-tenant retail property located in Milwaukee, Wisconsin, which was classified as held for sale as of March 31, 2014, for a sales price of $47,150 and no significant gain or loss on sale due to previously recognized impairment charges.

On April 22, 2014, the Company’s board of directors declared the cash dividend for the second quarter of 2014 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2014 to preferred shareholders of record at the close of business on June 19, 2014.
On April 22, 2014, the Company’s board of directors declared the distribution for the second quarter of 2014 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on July 10, 2014 to Class A common shareholders of record at the close of business on June 27, 2014.
The Company entered into an agreement with its partner in the MS Inland joint venture to dissolve the joint venture arrangement. The Company will acquire its partner’s 80% ownership interest in the six investment properties owned by the joint venture. The properties have an agreed upon value of $292,500, with the Company’s partner’s 80% interest valued at $234,000. The Company will also assume the joint venture’s approximately $142,200 of in-place mortgage financing, as of March 31, 2014, at a weighted average interest rate of 4.79%. The transaction is expected to close in June 2014, subject to customary closing conditions.
The Company agreed in principle to the pricing of a $250,000 private placement of senior unsecured notes (the Notes) to be issued to institutional investors, consisting of $150,000 of notes with a ten-year term, priced at a fixed interest rate of 4.58%, and $100,000 of notes with a seven-year term, priced at a fixed interest rate of 4.12%, resulting in a weighted average fixed interest rate of 4.40%. Borrowings are expected to be drawn on June 30, 2014. The issuance of the Notes is subject to conditions, including, among others, the negotiation and execution of definitive documentation. There can be no assurance that these conditions will be satisfied or that the issuance of the Notes will occur on the terms described herein, or at all.

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

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the Dallas-Fort Worth-Arlington area, where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations, potentially resulting in impairment charges, as applicable;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to successfully operate acquired properties;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	availability of or our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a real estate investment trust (REIT);

•	governmental regulations, tax law and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2013. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis compares the three months ended March 31, 2014 to the three months ended March 31, 2013 and should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of March 31, 2014, we owned 227 retail operating properties representing 31,238,000 square feet of gross leasable area (GLA), including our pro rata share of unconsolidated joint ventures. Our retail operating portfolio primarily includes power centers, neighborhood and community centers and lifestyle centers, as well as single-user retail properties.
The following table summarizes our consolidated and unconsolidated operating portfolio, including our office and industrial properties, as of March 31, 2014:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Consolidated operating portfolio:
Retail (b)	221	30,999	92.9%	94.3%
Office	8	1,660	100.0%	100.0%
Industrial	1	159	100.0%	100.0%
Total consolidated operating portfolio	230	32,818	93.3%	94.6%

Unconsolidated operating portfolio
Retail (c)	6	1,195	91.4%	95.5%

(a)	Includes leases signed but not commenced.

(b)	Excludes one consolidated multi-tenant retail property classified as held for sale as of March 31, 2014.

(c)	Properties held in one unconsolidated joint venture in which we hold a 20% interest. Information is presented at 100%.
In addition to our consolidated and unconsolidated operating portfolio, as of March 31, 2014, we held interests in three retail properties under development, one of which is held in a consolidated joint venture.
Company Highlights — Three Months Ended March 31, 2014
Leasing Activity
Leasing activity was strong during the three months ended March 31, 2014 in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, as we signed 204 leases for a total of approximately 1,075,000 square feet, achieving a renewal rate of 80.6%. Rental rates for comparable new leases signed during 2014 increased approximately 32.9% and rental rates on comparable renewal leases signed during 2014 increased by approximately 6.3% over previous rental rates, for a combined comparable releasing spread of approximately 7.2% for the three months ended March 31, 2014. We anticipate continued strong leasing volume throughout 2014.

The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the three months ended March 31, 2014. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	152	877	$17.44	$16.41	6.3%	5.06	$1.12
Comparable New Leases	9	26	26.70	20.09	32.9%	8.33	51.34
Non-Comparable New and Renewal Leases (b)	43	172	14.21	n/a	n/a	6.05	14.37
Total	204	1,075	$17.70	$16.51	7.2%	5.32	$4.44

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Acquisitions
In the first quarter of 2014, we continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets with the acquisition of Heritage Square, a 53,100 square foot multi-tenant retail property located in the Seattle metropolitan statistical area. We acquired Heritage Square for a purchase price of $18,022. In addition, we paid $10,350 to acquire the fee interest in our existing 97,500 square foot Bed Bath & Beyond Plaza property located in Miami, Florida that was previously subject to a ground lease with a third party.
Dispositions
During the first quarter of 2014, we continued to pursue opportunistic dispositions of select non-strategic and non-core properties with the sale of a 64,300 square foot single-user retail operating property for consideration of $9,269, resulting in net proceeds of $9,204.
Capital Markets
In the first quarter of 2014, we continued to prudently manage our balance sheet by repaying mortgage debt, including prepaying certain longer dated maturities, in amounts totaling $46,178 (excluding scheduled principal payments of $3,936 related to amortizing loans). We also borrowed $65,000, net of repayments, on our unsecured revolving line of credit.
Distributions
We declared a quarterly distribution of $0.4375 per share of preferred stock and a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2014.
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
This measure provides an operating perspective not immediately apparent from accounting principles generally accepted in the United States (GAAP) operating income or net income attributable to common shareholders. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income (loss) attributable to common shareholders as computed in accordance with GAAP has been presented.

Comparison of the Three Months Ended March 31, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 221 operating properties acquired or placed in service prior to January 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 221 as of March 31, 2014 from 223 as of December 31, 2013 as a result of the following:

•	one same store investment property classified as held for sale as of March 31, 2014;

•
one investment property changing categorization from same store to “Other investment properties” as we began activities in anticipation of a redevelopment, which we expect to have a significant impact to property net operating income during 2014;

•
an outparcel at one of our same store investment properties previously counted as a separate property was combined with the related shopping center, resulting in a reduction of one to our total property count;

partially offset by

•	one former development property changing categorization to same store from “Other investment properties” because it was part of our operating property portfolio for both periods presented.
The investment property sold during the three months ended March 31, 2014 did not impact the number of same store properties as it was classified as held for sale as of December 31, 2013 and qualified for discontinued operations treatment. The properties and financial results reported in “Other investment properties” primarily include the properties acquired during 2013 and 2014, our development properties, the anticipated redevelopment property noted above, the investment property classified as held for sale as of March 31, 2014 that did not qualify for discontinued operations treatment and the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during 2014.

	Three Months Ended March 31,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (221 properties):
Rental income	$105,013	$103,234	$1,779	1.7
Tenant recovery income	26,195	22,269	3,926	17.6
Other property income	1,650	1,770	(120)	(6.8)
Other investment properties:
Rental income	10,221	3,579	6,642
Tenant recovery income	3,553	1,053	2,500
Other property income	132	35	97
Operating expenses:
Same store investment properties (221 properties):
Property operating expenses	(22,013)	(20,710)	(1,303)	(6.3)
Real estate taxes	(16,298)	(16,095)	(203)	(1.3)
Other investment properties:
Property operating expenses	(3,606)	(1,099)	(2,507)
Real estate taxes	(2,116)	(716)	(1,400)
Net operating income from continuing operations:
Same store investment properties	94,547	90,468	4,079	4.5
Other investment properties	8,184	2,852	5,332
Total net operating income from continuing operations	102,731	93,320	9,411	10.1

Other (expense) income:
Straight-line rental income, net	1,943	(706)	2,649
Amortization of acquired above and below market lease intangibles, net	109	217	(108)
Amortization of lease inducements	(158)	(29)	(129)
Lease termination fees	105	639	(534)
Straight-line ground rent expense	(1,022)	(774)	(248)
Amortization of acquired ground lease intangible liability	140	—	140
Depreciation and amortization	(53,596)	(51,008)	(2,588)
Provision for impairment of investment properties	(394)	—	(394)
Gain (loss) on lease terminations	169	(211)	380
General and administrative expenses	(8,450)	(8,055)	(395)
Gain on extinguishment of other liabilities	4,258	—	4,258
Equity in loss of unconsolidated joint ventures, net	(778)	(401)	(377)
Interest expense	(31,863)	(45,697)	13,834
Other income, net	427	1,076	(649)
Total other expense	(89,110)	(104,949)	15,839

Income (loss) from continuing operations	13,621	(11,629)	25,250
Discontinued operations:
(Loss) income, net	(148)	576	(724)
Gain on sales of investment properties	655	4,909	(4,254)
Income from discontinued operations	507	5,485	(4,978)
Gain on sales of investment properties	—	4,264	(4,264)
Net income (loss)	14,128	(1,880)	16,008
Net income (loss) attributable to the Company	14,128	(1,880)	16,008
Preferred stock dividends	(2,362)	(2,362)	—
Net income (loss) attributable to common shareholders	$11,766	$(4,242)	$16,008
Same store net operating income increased $4,079, or 4.5%, primarily due to the following:

•
tenant recovery income increased $3,926 as a result of negative adjustments from the common area maintenance and real estate tax reconciliation process in 2013 and the impact of the increase in recoverable property operating expenses in 2014, primarily in snow removal expenses as discussed below; and

•	rental income increased $1,779 primarily due to an increase from contractual rent changes, occupancy growth and renewal spreads, partially offset by reduced percentage rent;
partially offset by

•
property operating expenses increased $1,303 primarily due to an increase in recoverable property operating expenses of $1,720, mainly due to increased snow removal expenses resulting from a more severe winter season in 2014, partially offset by a decrease in bad debt expense of $305; and

•
real estate taxes increased $203 primarily due to increases in assessed values and adjustments to estimates based on actual real estate taxes paid, a decrease in real estate tax refunds received and an increase in consulting fees.

Total net operating income increased $9,411, or 10.1%, primarily due to an increase of $5,344 in net operating income related to the seven properties acquired during 2013 and one property acquired in 2014, and the increase due to the same store changes noted above.
Other (expense) income. Total other expense decreased $15,839, or 15.1%, primarily due to:

•	a $13,834 decrease in interest expense primarily consisting of:

•	a $4,912 decrease in interest on mortgages payable due to the repayment of mortgage debt; and

•
the 2013 payment of $6,250 in prepayment penalties and the write-off of $2,492 in non-cash loan fees related to the repayment of the IW JV 2009, LLC senior and junior mezzanine notes, compared to the 2014 payment of $1,578 in prepayment penalties and the write-off of $99 in non-cash loan fees related to the repayment of mortgage debt; and

•
an increase in gain on extinguishment of other liabilities of $4,258, with such amount recognized in conjunction with the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease.

Discontinued operations. Discontinued operations for the three months ended March 31, 2014 consist of amounts related to one property that was sold, and which was classified as held for sale as of December 31, 2013. Such held for sale property, a single-user retail property, was sold for consideration of $9,269 and a gain of $655 during the three months ended March 31, 2014. No additional properties qualified for discontinued operations classification and presentation during the three months ended March 31, 2014, including the investment property that was classified as held for sale as of March 31, 2014. Discontinued operations also consist of 20 properties that were sold during the year ended December 31, 2013, including 12 multi-tenant retail properties, five single-user retail properties, two single-user office properties and one single-user industrial property. The 2013 dispositions aggregated 2,833,900 square feet for consideration totaling $328,045, extinguishment of other liabilities of $3,511 and gains of $41,279 during the year ended December 31, 2013.
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

FFO and Operating FFO are calculated as follows:

	Three Months Ended March 31,
	2014	2013
Net income (loss) attributable to common shareholders	$11,766	$(4,242)
Depreciation and amortization	54,243	57,372
Provision for impairment of investment properties	394	224
Gain on sales of investment properties	(655)	(10,150)
FFO	$65,748	$43,204

Impact on earnings from the early extinguishment of debt, net	1,680	7,333
Joint venture investment impairment	—	1,700
Provision for hedge ineffectiveness	(13)	153
Other	(4,373)	(200)
Operating FFO	$63,042	$52,190
Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of (gain) loss on lease terminations, encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. The portion of (gain) loss on lease terminations included in depreciation and amortization above, including our proportionate share from unconsolidated joint ventures, for the three months ended March 31, 2014 and 2013 was $233 and $479, respectively.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowance or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured credit agreement.
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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the refinancing or repayment of maturing debt, which has been funded primarily through dispositions of assets and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the New York Stock Exchange (NYSE), the completion of a public offering of our Series A preferred stock and the establishment and issuance of stock pursuant to our at-the-market (ATM) equity program. As of March 31, 2014, we had $30,490 of debt scheduled to mature through the end of 2014, which we plan on satisfying by using a combination of proceeds from our unsecured revolving line of credit and capital markets transactions.

The table below summarizes our consolidated indebtedness at March 31, 2014:

Debt	Aggregate Principal Amount at March 31, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,599,277	6.15%	4.8 years
Variable rate construction loan	12,981	2.44%	0.6 years
Total mortgages payable	1,612,258	6.12%	4.8 years
Premium, net of accumulated amortization	1,037
Discount, net of accumulated amortization	(853)
Total mortgages payable, net	1,612,442	6.12%	4.8 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	4.1 years
Variable rate portion of term loan	150,000	1.61%	4.1 years
Variable rate revolving line of credit	230,000	1.66%	3.1 years
Total unsecured credit facility	680,000	1.79%	3.8 years

Total consolidated indebtedness, net	$2,292,442	4.84%	4.5 years

(a)
Includes $8,284 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2014 and excludes mortgages payable of $30,124 associated with one investment property classified as held for sale as of March 31, 2014.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable
During the three months ended March 31, 2014, we made mortgages payable repayments of $46,178 (excluding scheduled principal payments of $3,936 related to amortizing loans). The loans repaid during the three months ended March 31, 2014 had fixed interest rates with a weighted average interest rate of 5.87%.
Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating to $1,000,000, consisting of a $550,000 unsecured revolving line of credit which matures on May 12, 2017 and a $450,000 unsecured term loan which matures on May 11, 2018 (collectively, the credit facility). We have a one year extension option on the unsecured revolving line of credit which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended. The credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances. Upon closing, we borrowed the full amount of the unsecured term loan, which, as of March 31, 2014, remains outstanding. As of March 31, 2014, we had borrowed $230,000 under the unsecured revolving line of credit.
The credit facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05% for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan, along with a quarterly unused fee ranging from 0.25% to 0.30%, depending on the undrawn amount. On January 27, 2014, we received an investment grade credit rating. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%.
We have an interest rate swap to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate of 0.53875% through February 24, 2016. As of March 31, 2014, the weighted average interest rate under the unsecured revolving line of credit and unsecured term loan was 1.79%.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various covenants, including the requirement to maintain the following: (i) maximum unsecured, secured and total leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of March 31, 2014, management believes we were in compliance with the financial covenants and default provisions under the credit agreement.

Debt Maturities
The following table shows the scheduled maturities, required principal payments and fair value of our mortgages payable and credit facility as of March 31, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after March 31, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$17,509	$384,557	$46,172	$296,019	$12,369	$842,651	$1,599,277	$1,754,528
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000	301,215
Total fixed rate debt	17,509	384,557	46,172	296,019	312,369	842,651	1,899,277	2,055,743

Variable rate debt:
Construction loan	12,981	—	—	—	—	—	12,981	12,981
Unsecured credit facility	—	—	—	230,000	150,000	—	380,000	381,319
Total variable rate debt	12,981	—	—	230,000	150,000	—	392,981	394,300
Total debt (c)	$30,490	$384,557	$46,172	$526,019	$462,369	$842,651	$2,292,258	$2,450,043

Weighted average interest rate on debt:
Fixed rate debt	6.68%	5.70%	5.86%	5.66%	2.19%	6.52%	5.49%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.67%
Total	4.87%	5.70%	5.86%	3.91%	2.00%	6.52%	4.84%

(a)
Excludes mortgage premium of $1,037 and mortgage discount of $(853), net of accumulated amortization, which was outstanding as of March 31, 2014 and mortgages payable of $30,124 associated with one investment property classified as held for sale as of March 31, 2014. Includes $8,284 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2014.

(b)
In July 2012, we entered into an interest rate swap transaction to convert the variable rate portion of $300,000 of LIBOR-based debt to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of March 31, 2014, the weighted average years to maturity of consolidated indebtedness was 4.5 years.
We plan on addressing our mortgages payable maturities by using proceeds from our unsecured revolving line of credit and capital markets transactions.
Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Internal Revenue Code of 1986, as amended (the Code) generally requires that a REIT annually distributes at least 90% of its taxable income, excluding the deduction for dividends paid or net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, existing or future share repurchases, acquisitions of new properties and redevelopment opportunities, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our unsecured credit facility, which limits our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or (ix) the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our revolving line of credit, and funding acquisitions. We did not sell any shares under our ATM equity program during the three months ended March 31, 2014. As of March 31, 2014, we had common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of March 31, 2014, including one consolidated joint venture and three wholly-owned properties. As of March 31, 2014, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at March 31, 2014		Construction Loan Balance at March 31, 2014
Henderson, Nevada	Green Valley Crossing	50.0%	$5,919		$12,981
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,443		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,879		—
			$45,395	(a)	$12,981

(a)
Total excludes $26,063 of costs, net of accumulated depreciation, placed in service, none of which was placed in service during the three months ended March 31, 2014. As of March 31, 2014, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $1,504.

Asset Dispositions
During 2013, our asset sales were an integral component of our deleveraging efforts. In the first quarter of 2014, we continued to pursue opportunistic dispositions of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights the results of our asset dispositions during 2013 and the three months ended March 31, 2014:

	Number of Assets Sold	Square Footage	Consideration	Total Mortgage Debt Extinguished (a)	Net Sales Proceeds
2014 Dispositions (through March 31, 2014)	1	64,300	$9,269	$—	$9,204
2013 Dispositions	20	2,833,900	$328,045	$—	$320,574

(a)	Excludes mortgages payable repaid outside of disposition transactions.
In addition to the transactions presented in the table, we received net proceeds of $6,192 during the year ended December 31, 2013 from condemnation awards, earnouts and the sale of parcels at certain of our properties. No such activity was recognized during the three months ended March 31, 2014.

Asset Acquisitions
During the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2013 and the three months ended March 31, 2014:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price	Mortgage Debt	Pro Rata Mortgage Debt
2014 Acquisitions (a)	2	53,100	$28,372	$—	$—	$—
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291

(a)
Includes the acquisition of the fee interest in our existing Bed Bath & Beyond Plaza consolidated multi-tenant retail operating property located in Miami, Florida that was previously subject to a ground lease with a third party. As a result, the total number of properties in our portfolio was not affected by this transaction.

Statement of Cash Flows Comparison for the Three Months Ended March 31, 2014 and 2013
Cash Flows from Operating Activities
Cash flows provided by operating activities were $58,151 and $30,490 for the three months ended March 31, 2014 and 2013, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges primarily including depreciation and amortization and gains on sales of investment properties. The $27,661 increase in operating cash flows is primarily attributable to a reduction in cash paid for interest of $10,578, an increase in NOI of $3,811 (including a decrease of $5,600 in NOI from discontinued operations, offset by an increase in NOI from continuing operations of $9,411), a decrease in cash paid for leasing fees and inducements of $2,683, as well as ordinary course fluctuations in working capital accounts, specifically fluctuations in prepaid rents from tenants that were more significant in 2013 than 2014.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities were $(28,645) and $23,377, respectively, for the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014, $28,324 was used for the acquisition of a multi-tenant retail property and the fee interest in an existing consolidated multi-tenant retail operating property that was previously subject to a ground lease with a third party. No comparable activity occurred during the three months ended March 31, 2013. In addition, we sold certain properties and received condemnation and earnout proceeds which resulted in aggregate sales proceeds of $9,204 and $31,136, respectively, during the three months ended March 31, 2014 and 2013. During the three months ended March 31, 2014 and 2013, $9,558 and $9,784, respectively, were used for capital expenditures and tenant improvements.
We will continue to execute our strategy to dispose of select non-strategic and non-core properties on an opportunistic basis. Substantially all of the proceeds from disposition activity in 2014 are expected to be redeployed into external growth initiatives, including strategic acquisitions. In addition, tenant improvement costs associated with re-leasing vacant space could continue to be significant.
Cash Flows from Financing Activities
Cash flows used in financing activities were $25,029 and $124,490, respectively, for the three months ended March 31, 2014 and 2013. We received and (used) $16,508 and $(86,674), respectively during these periods, in cash flow related to the net activity from our unsecured credit facility and principal payments on outstanding mortgages and notes payable, including the repayment of $125,000 of notes payable in 2013. We paid $41,500 and $38,200, respectively, in total distributions to our preferred and common shareholders during the three months ended March 31, 2014 and 2013.
We plan to continue to address our mortgages payable maturities by using proceeds from our unsecured revolving line of credit and capital markets transactions.

Off-Balance-Sheet Arrangements
Effective April 27, 2007, we formed a joint venture (MS Inland) with a large state pension fund. As of March 31, 2014, the joint venture owned six multi-tenant retail properties, which we contributed at inception of the venture. In addition, as of March 31, 2014, we held an investment in one non-operating property unconsolidated joint venture. Our investments in unconsolidated joint ventures are further discussed in Note 9 to the accompanying condensed consolidated financial statements.
The table below summarizes the outstanding debt of our MS Inland unconsolidated joint venture as of March 31, 2014, none of which has been guaranteed by us:

Joint Venture	Ownership Interest	Aggregate Principal Amount	Weighted Average Interest Rate	Weighted Average Years to Maturity
MS Inland	20.0%	$142,183	4.79%	3.7 years
Other than described above, we have no off-balance-sheet arrangements as of March 31, 2014 that are reasonably likely to have a current or future material effect on our financial condition, results of operations and cash flows.
Critical Accounting Policies and Estimates
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including acquisition of investment property, impairment of long-lived assets, cost capitalization, depreciation and amortization, (gain) loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the three months ended March 31, 2014, except for the adoption of a new accounting pronouncement related to the classification and presentation of discontinued operations, there were no significant changes to these policies. Refer to Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein for a discussion regarding the adoption of the new discontinued operations accounting pronouncement.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2014, we:

•	drew $5,000, net of repayments, on our unsecured revolving line of credit;

•
repaid mortgages payable with an aggregate principal balance of $34,928 and a weighted average interest rate of 6.54%, which includes the mortgage payable that encumbered Midtown Center, the investment property that was classified as held for sale as of March 31, 2014. We incurred a prepayment fee of $1,897 related to the payoff of the mortgage on Midtown Center; and

•
closed on the sale of Midtown Center, a 408,500 square foot multi-tenant retail property located in Milwaukee, Wisconsin, which was classified as held for sale as of March 31, 2014, for a sales price of $47,150 and no significant gain or loss on sale due to previously recognized impairment charges.

On April 22, 2014, our board of directors declared the cash dividend for the second quarter of 2014 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2014 to preferred shareholders of record at the close of business on June 19, 2014.
On April 22, 2014, our board of directors declared the distribution for the second quarter of 2014 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 10, 2014 to Class A common shareholders of record at the close of business on June 27, 2014.

We entered into an agreement with our partner in the MS Inland joint venture to dissolve the joint venture arrangement. We will acquire our partner’s 80% ownership interest in the six investment properties owned by the joint venture. The properties have an agreed upon value of $292,500, with our partner’s 80% interest valued at $234,000. We will also assume the joint venture’s approximately $142,200 of in-place mortgage financing, as of March 31, 2014, at a weighted average interest rate of 4.79%. The transaction is expected to close in June 2014, subject to customary closing conditions.
We agreed in principle to the pricing of a $250,000 private placement of senior unsecured notes (the Notes) to be issued to institutional investors, consisting of $150,000 of notes with a ten-year term, priced at a fixed interest rate of 4.58%, and $100,000 of notes with a seven-year term, priced at a fixed interest rate of 4.12%, resulting in a weighted average fixed interest rate of 4.40%. Borrowings are expected to be drawn on June 30, 2014. The issuance of the Notes is subject to conditions, including, among others, the negotiation and execution of definitive documentation. There can be no assurance that these conditions will be satisfied or that the issuance of the Notes will occur on the terms described herein, or at all.

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
As of March 31, 2014, we had $308,284 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at March 31, 2014
Fixed rate portion of credit facility	$300,000	February 24, 2016	$580
Heritage Towne Crossing	8,284	September 30, 2016	176
	$308,284		$756
For a discussion concerning our scheduled debt maturities and required principal payments of our mortgages payable and unsecured credit facility as of March 31, 2014 for the remainder of 2014, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $2,635.
The combined carrying amount of our mortgages payable and unsecured credit facility is approximately $157,601 lower than the fair value as of March 31, 2014.
We had $392,981 of variable rate debt, excluding $308,284 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.67% at March 31, 2014. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2014, interest expense would increase by approximately $3,930 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2014, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain of our shareholders filed putative class action lawsuits against us and certain of our officers and directors, which are currently pending in the U.S. District Court in the Northern District of Illinois. The lawsuits allege, among other things, that our directors and officers breached their fiduciary duties to our shareholders and, as a result, unjustly enriched our Company and the individual defendants. The lawsuits further allege that the breaches of fiduciary duty led certain shareholders to acquire additional stock and caused our shareholders to suffer a loss in share value, all measured in some manner by reference to our 2012 offering price when we listed our shares on the NYSE. The lawsuits seek unspecified damages and other relief. Based on our review of the complaints, we believe the lawsuits to be without merit and intend to defend the actions vigorously. While the resolution of these matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcomes of these matters will not have a material effect on our financial statements. On April 19, 2013, the defendants filed motions to dismiss the shareholder complaints, which remain pending before the court.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our financial statements.
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2014 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Sixth Amended and Restated Bylaws of the Registrant (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 20, 2012).
3.2
Amendment No. 1 to the Sixth Amended and Restated Bylaws of the Registrant, dated February 11, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2014).

10.1
First Amendment to Third Amended and Restated Credit Agreement dated as of February 21, 2014 among the Registrant as Borrower and KeyBank National Association as Administrative Agent and Certain Lenders from time to time parties hereto, as Lenders (filed herewith).

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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Three-Month Periods Ended March 31, 2014 and 2013, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	May 6, 2014

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 6, 2014

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	May 6, 2014