Form 10-Q
period 2014-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2014-08-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of August 1, 2014:
Class A common stock:    236,600,400 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2014	December 31, 2013
Assets
Investment properties:
Land	$1,261,506	$1,174,065
Building and other improvements	4,719,961	4,586,657
Developments in progress	42,025	43,796
	6,023,492	5,804,518
Less accumulated depreciation	(1,390,184)	(1,330,474)
Net investment properties	4,633,308	4,474,044
Cash and cash equivalents	58,568	58,190
Investment in unconsolidated joint ventures	7,319	15,776
Accounts and notes receivable (net of allowances of $7,456 and $8,197, respectively)	79,857	80,818
Acquired lease intangible assets, net	142,150	129,561
Assets associated with investment properties held for sale	16,809	8,616
Other assets, net	106,352	110,571
Total assets	$5,044,363	$4,877,576

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,736,668	$1,684,633
Unsecured notes payable	250,000	—
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	55,000	165,000
Accounts payable and accrued expenses	50,968	54,457
Distributions payable	39,187	39,138
Acquired lease intangible liabilities, net	107,827	91,881
Liabilities associated with investment properties held for sale	15,167	6,603
Other liabilities	68,361	77,030
Total liabilities	2,773,178	2,568,742

Commitments and contingencies (Note 15)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at June 30, 2014 and December 31, 2013; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,600 and 236,302 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	237	236
Additional paid-in capital	4,921,060	4,919,633
Accumulated distributions in excess of earnings	(2,650,718)	(2,611,796)
Accumulated other comprehensive loss	(893)	(738)
Total shareholders’ equity	2,269,691	2,307,340
Noncontrolling interests	1,494	1,494
Total equity	2,271,185	2,308,834
Total liabilities and equity	$5,044,363	$4,877,576

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$117,279	$106,096	$234,407	$212,391
Tenant recovery income	27,108	23,856	56,856	47,178
Other property income	1,919	2,368	3,831	4,812
Total revenues	146,306	132,320	295,094	264,381

Expenses:
Property operating expenses	22,142	21,656	48,668	44,239
Real estate taxes	19,067	16,819	37,481	33,630
Depreciation and amortization	54,094	59,596	107,690	110,604
Provision for impairment of investment properties	5,400	—	5,794	—
Loss on lease terminations	827	381	658	592
General and administrative expenses	7,362	8,288	15,812	16,343
Total expenses	108,892	106,740	216,103	205,408

Operating income	37,414	25,580	78,991	58,973

Gain on extinguishment of other liabilities	—	—	4,258	—
Equity in loss of unconsolidated joint ventures, net	(433)	(461)	(1,211)	(862)
Gain on change in control of investment properties	24,158	—	24,158	—
Interest expense (Note 9)	(31,873)	(34,575)	(63,736)	(80,272)
Other income, net	250	2,085	677	3,161
Income (loss) from continuing operations	29,516	(7,371)	43,137	(19,000)

Discontinued operations:
Income (loss), net	—	22,928	(148)	23,504
Gain on sales of investment properties	—	21	655	4,930
Income from discontinued operations	—	22,949	507	28,434
Gain on sales of investment properties	527	393	527	4,657
Net income	30,043	15,971	44,171	14,091
Net income attributable to the Company	30,043	15,971	44,171	14,091
Preferred stock dividends	(2,363)	(2,363)	(4,725)	(4,725)
Net income attributable to common shareholders	$27,680	$13,608	$39,446	$9,366

Earnings (loss) per common share — basic and diluted:
Continuing operations	$0.12	$(0.04)	$0.17	$(0.08)
Discontinued operations	—	0.10	—	0.12
Net income per common share attributable to common shareholders	$0.12	$0.06	$0.17	$0.04

Net income	$30,043	$15,971	$44,171	$14,091
Other comprehensive (loss) income:
Net unrealized (loss) gain on derivative instruments (Note 9)	(137)	635	(155)	1,101
Comprehensive income attributable to the Company	$29,906	$16,606	$44,016	$15,192

Weighted average number of common shares outstanding — basic	236,176	233,624	236,164	232,117

Weighted average number of common shares outstanding — diluted	236,179	233,624	236,166	232,117

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net income	—	—	—	—	—	—	—	14,091	—	14,091	—	14,091
Other comprehensive income	—	—	—	—	—	—	—	—	1,101	1,101	—	1,101
Distributions declared to preferred shareholders ($0.9236 per share)	—	—	—	—	—	—	—	(4,988)	—	(4,988)	—	(4,988)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	—	—	(77,348)	—	(77,348)	—	(77,348)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,522	—	—	83,527	—	83,527
Issuance of restricted common stock	—	—	73	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	48,518	49	(48,518)	(49)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(3)	—	—	—	270	—	—	270	—	270
Balance at June 30, 2013	5,400	$5	187,741	$187	48,519	$49	$4,919,162	$(2,528,338)	$(153)	$2,390,912	$1,494	$2,392,406

Balance at January 1, 2014	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	—	—	44,171	—	44,171	—	44,171
Other comprehensive loss	—	—	—	—	—	—	—	—	(155)	(155)	—	(155)
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	—	—	(78,368)	—	(78,368)	—	(78,368)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(78)	—	—	(78)	—	(78)
Issuance of restricted common stock	—	—	303	1	—	—	—	—	—	1	—	1
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(5)	—	—	—	1,505	—	—	1,505	—	1,505
Balance at June 30, 2014	5,400	$5	236,600	$237	—	$—	$4,921,060	$(2,650,718)	$(893)	$2,269,691	$1,494	$2,271,185

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$44,171	$14,091
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	107,690	117,464
Provision for impairment of investment properties	5,794	9,176
Gain on sales of investment properties	(1,182)	(9,587)
Gain on extinguishment of debt	—	(26,331)
Gain on extinguishment of other liabilities	(4,258)	—
Gain on change in control of investment properties	(24,158)	—
Loss on lease terminations	658	592
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	2,916	6,304
Equity in loss of unconsolidated joint ventures, net	1,211	862
Distributions on investments in unconsolidated joint ventures	1,360	4,737
Payment of leasing fees and inducements	(4,623)	(6,405)
Changes in accounts receivable, net	3,011	4,676
Changes in accounts payable and accrued expenses, net	(4,125)	(2,625)
Changes in other operating assets and liabilities, net	(2,047)	(15,758)
Other, net	1,269	4,394
Net cash provided by operating activities	127,687	101,590

Cash flows from investing activities:
Changes in restricted escrows, net	651	6,866
Purchase of investment properties	(152,236)	—
Capital expenditures and tenant improvements	(20,977)	(21,250)
Proceeds from sales of investment properties	78,550	38,961
Investment in developments in progress	(2,378)	(492)
Investment in unconsolidated joint ventures	(25)	(2,254)
Distributions of investments in unconsolidated joint ventures	—	836
Net cash (used in) provided by investing activities	(96,415)	22,667

Cash flows from financing activities:
Proceeds from mortgages and notes payable	2,905	—
Principal payments on mortgages and notes payable	(89,089)	(277,584)
Proceeds from unsecured notes payable	250,000	—
Proceeds from credit facility	255,500	240,000
Repayments of credit facility	(365,500)	(150,000)
Payment of loan fees and deposits, net	(1,522)	(5,299)
Proceeds from issuance of common stock	—	84,835
Distributions paid	(83,044)	(79,043)
Other, net	(144)	(1,660)
Net cash used in financing activities	(30,894)	(188,751)

Net increase (decrease) in cash and cash equivalents	378	(64,494)
Cash and cash equivalents, at beginning of period	58,190	138,069
Cash and cash equivalents, at end of period	$58,568	$73,575
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2014	2013
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$57,204	$70,970
Distributions payable	$39,187	$41,493
Accrued capital expenditures and tenant improvements	$3,518	$3,523
Accrued leasing fees and inducements	$485	$985
Developments in progress placed in service	$4,047	$—
Forgiveness of mortgage debt	$—	$19,615
Forgiveness of accrued interest, net of escrows held by the lender	$—	$6,716
Shares of Class B common stock converted to Class A common stock	—	48,518

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(318,666)	$—
Accounts receivable, acquired lease intangible and other assets	(29,163)	—
Accounts payable, acquired lease intangible and other liabilities	24,950	—
Mortgages payable assumed, net	146,485	—
Gain on change in control of investment properties	24,158	—
	$(152,236)	$—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$75,474	$25,468
Accounts receivable, acquired lease intangible and other assets	2,396	3,028
Accounts payable, acquired lease intangible and other liabilities	(1,044)	—
Mortgages payable	—	(26)
Deferred gain	542	904
Gain on sales of investment properties	1,182	9,587
	$78,550	$38,961
(concluded)
See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2013, which are included in its 2013 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation, have been included in this Quarterly Report.
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
The Company’s property ownership as of June 30, 2014 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties (b)	233	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.

(b)	Excludes one wholly-owned property classified as held for sale as of June 30, 2014.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the condensed consolidated statements of operations and other comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. As of June 30, 2014, the Company is the controlling member in one less-than-wholly-owned consolidated entity.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the six months ended June 30, 2014 and 2013.
(2)   Summary of Significant Accounting Policies
Refer to the Company’s 2013 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2014.
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
Effective January 1, 2015, with early adoption permitted effective January 1, 2014, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have, or will have, a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. While the threshold for a disposal or disposal group to qualify for discontinued operations treatment has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. The Company has elected to early adopt this pronouncement effective January 1, 2014. The adoption, which is applied prospectively, is anticipated to substantially reduce the number of the Company’s transactions, going forward, that qualify for discontinued operations as compared to historical results. Upon adoption of this pronouncement effective January 1, 2014, the investment properties that were sold or held for sale during 2014, except for Riverpark Phase IIA, which qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations and, as such, are reflected in continuing operations on the condensed consolidated statements of operations and other comprehensive income.
Effective January 1, 2016, with early adoption permitted effective January 1, 2014, companies that grant their employees share-based payments in which the terms of the award provide that a performance target which affects vesting could be achieved after the requisite service period will be required to treat that feature as a performance condition. The Company has elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
Effective January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of the revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption will have a material effect on its consolidated financial statements, however it will continue to evaluate this assessment until the guidance becomes effective.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)   Acquisitions
The Company acquired seven properties and one outparcel at an existing consolidated multi-tenant retail operating property during the six months ended June 30, 2014, as summarized below.
On June 23, 2014, the Company paid $6,369 using available cash on hand to acquire an 8,500 square foot single-user outparcel at Southlake Town Square, one of the Company’s existing consolidated multi-tenant retail operating properties, located in Southlake, Texas.
As discussed in Note 10, on June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland Fund, LLC (MS Inland) by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (collectively, the MS Inland acquisitions). The six properties had, at acquisition, a combined fair value of $292,500, with the Company’s partner’s interest valued at $234,000. The Company paid total cash consideration of approximately $120,600, using available cash on hand and proceeds from its unsecured revolving line of credit, before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The properties acquired have a combined total gross leasable area of 1,194,800 square feet. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 in the second quarter of 2014 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying condensed consolidated statements of operations and other comprehensive income. Refer to Note 10 for additional transaction details.
On February 27, 2014, the Company acquired a 100% interest in Heritage Square, a 53,100 square foot multi-tenant retail property located in Issaquah, Washington, for a purchase price of $18,022 using proceeds from its unsecured revolving line of credit. In addition, on February 27, 2014, the Company paid $10,350 using available cash on hand to acquire the fee interest in Bed Bath & Beyond Plaza, one of the Company’s existing consolidated multi-tenant retail operating properties located in Miami, Florida that was previously subject to a ground lease with a third party. The Company did not acquire any properties during the six months ended June 30, 2013.
The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

Land	$112,804
Building and other improvements	205,862
Acquired lease intangible assets	33,568
Acquired lease intangible liabilities	(20,206)
Mortgages payable (a)	(146,485)
Net assets acquired (b)	$185,543

(a)	Includes mortgage premium of $4,787.

(b)	Net assets attributable to the MS Inland acquisitions are presented at 100%.
Transaction costs, which were not material, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income. In conjunction with the Bed Bath & Beyond Plaza transaction, the Company reversed a straight-line ground rent liability of $4,258, which is presented in “Gain on extinguishment of other liabilities” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations, including the MS Inland acquisitions and the acquisitions of Heritage Square and the outparcel at Southlake Town Square, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of January 1, 2013. The results of operations associated with the Bed Bath & Beyond Plaza acquisition have not been adjusted for pro forma presentation as such acquisition was accounted for as an asset acquisition. These pro forma results are for comparative purposes only and are not necessarily

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Total revenues	$150,967	$139,672	$306,805	$278,710
Net income	$7,417	$17,984	$23,400	$39,905
Net income attributable to Company shareholders	$5,054	$15,621	$18,675	$35,180
Earnings per share — basic and diluted
Net income per common share attributable to common shareholders	$0.02	$0.07	$0.08	$0.15
Weighted average common shares outstanding - basic	236,176	233,624	236,164	232,117
Weighted average common shares outstanding - diluted	236,179	233,624	236,166	232,117
(4)   Dispositions
The Company monitors its investment properties to ensure that each property continues to meet financial and strategic objectives. This approach results in the sale of certain non-strategic and non-core assets that no longer meet the Company’s investment criteria.
The Company closed on the following property dispositions during the six months ended June 30, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished		Gain
Continuing Operations:
May 16, 2014	Beachway Plaza & Cornerstone Plaza (b)	Multi-tenant retail	189,600	$24,450	$23,292	$—		$527
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	47,150	46,043	—	(c)	—
			598,100	71,600	69,335	—		527
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	9,269	9,204	—	(d)	655
			662,400	$80,869	$78,539	$—		$1,182

(a)	Aggregate proceeds are net of transaction costs and exclude $11 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The terms of the disposition of Beachway Plaza and Cornerstone Plaza were negotiated as a single transaction.

(c)	The Company repaid the $30,124 mortgage payable prior to the disposition of the property.

(d)	The Company repaid the $6,435 mortgage payable prior to the disposition of the property.
During the year ended December 31, 2013, the Company sold 20 properties, four of which were sold during the six months ended June 30, 2013. The dispositions and certain additional transactions, including earnouts and pad sales, resulted in aggregate proceeds, net of transaction costs, of $38,961 with aggregate gains of $9,587 during the six months ended June 30, 2013.
As of June 30, 2014, the Company had entered into a contract to sell Greenwich Center, a 182,600 square foot multi-tenant retail property located in Phillipsburg, New Jersey. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to June 30, 2014, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheet as of June 30, 2014. However, the anticipated disposition of Greenwich Center did not qualify for discontinued operations treatment due to the Company’s early adoption of the revised discontinued operations pronouncement, and, therefore, the operations for all periods presented continue to be classified within continuing operations in the condensed consolidated statements of operations and other comprehensive income. Riverpark Phase IIA, which was sold on March 11, 2014, was classified as held for sale as of December 31, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the assets and liabilities associated with the held for sale properties:

	June 30, 2014	December 31, 2013
Assets
Land, building and other improvements	$17,567	$10,285
Accumulated depreciation	(2,715)	(2,206)
Net investment properties	14,852	8,079
Other assets	1,957	537
Assets associated with investment properties held for sale	$16,809	$8,616

Liabilities
Mortgages payable	$14,475	$6,435
Other liabilities	692	168
Liabilities associated with investment properties held for sale	$15,167	$6,603
The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, which population consists of investment properties sold and classified as held for sale on or prior to December 31, 2013, including Riverpark Phase IIA, are presented in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$6,705	$(123)	$13,618
Tenant recovery income	—	1,396	144	3,008
Other property income	—	5,441	23	5,549
Total revenues	—	13,542	44	22,175

Expenses:
Property operating expenses	—	1,323	121	2,972
Real estate taxes	—	1,777	3	3,349
Depreciation and amortization	—	3,404	—	6,860
Provision for impairment of investment properties	—	9,176	—	9,176
Gain on extinguishment of debt	—	(26,331)	—	(26,331)
Interest expense	—	1,249	68	2,679
Other expense (income), net	—	16	—	(34)
Total expenses, net	—	(9,386)	192	(1,329)

Income (loss) from discontinued operations, net	$—	$22,928	$(148)	$23,504
(5)   Compensation Plans
On May 22, 2014, the Company’s shareholders approved the Company’s 2014 Long-Term Equity Compensation Plan (the 2014 Plan), which replaces the Company’s 2008 Long-Term Equity Compensation Plan and Third Amended and Restated Independent Director Stock Option and Incentive Plan (Director Plan). The 2014 Plan, subject to certain conditions, authorizes the issuance of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table represents a summary of the Company’s unvested restricted shares as of and for the six months ended June 30, 2014:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2014	152	$15.11
Shares granted (a)	303	$13.89
Shares vested	(57)	$14.50
Shares forfeited	(1)	$15.61
Balance at June 30, 2014	397	$14.27

(a)	Shares granted will vest ratably over periods ranging from one to three years in accordance with the terms of applicable award documents.
During the three months ended June 30, 2014 and 2013, the Company recorded compensation expense of $981 and $124, respectively, related to unvested restricted shares. During the six months ended June 30, 2014 and 2013, the Company recorded compensation expense of $1,568 and $187, respectively, related to unvested restricted shares. As of June 30, 2014, total unrecognized compensation expense related to unvested restricted shares was $3,981, which is expected to be amortized over a weighted average term of 1.5 years.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s former Director Plan. As of June 30, 2014, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and options to purchase six shares had expired. Compensation expense of $1 and $8 related to these options was recorded during the three months ended June 30, 2014 and 2013, respectively. Compensation expense of $3 and $15 related to these options was recorded during the six months ended June 30, 2014 and 2013, respectively. The Company did not grant any options in 2013 or 2014.
(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2014			December 31, 2013
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,717,649	6.05%	4.5	$1,673,080	6.15%	4.9
Variable rate construction loan (b)	14,264	2.44%	0.3	11,359	2.44%	0.8
Mortgages payable	1,731,913	6.02%	4.4	1,684,439	6.13%	4.9
Premium, net of accumulated amortization	5,480			1,175
Discount, net of accumulated amortization	(725)			(981)
Mortgages payable, net	$1,736,668			$1,684,633

(a)
Includes $8,230 and $8,337 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2014 and December 31, 2013, respectively, and excludes mortgages payable of $14,475 and $6,435 associated with investment properties classified as held for sale as of June 30, 2014 and December 31, 2013, respectively. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% and 3.50% to 8.00% as of June 30, 2014 and December 31, 2013, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
Mortgages Payable
During the six months ended June 30, 2014, the Company made mortgages payable repayments in the total amount of $81,106 (excluding scheduled principal payments of $7,983 related to amortizing loans). The loans repaid during the six months ended June 30, 2014 had fixed interest rates with a weighted average interest rate of 6.16%. In addition, during the six months ended June 30, 2014, as part of the MS Inland acquisitions, the Company assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2014, the Company had guaranteed $7,763 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2014 through September 30, 2016 (see Note 15). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. As of June 30, 2014, the most significant cross-collateralized mortgage loan was the IW JV 2009, LLC mortgage in the amount of $478,974, which is cross-collateralized by 55 properties.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s mortgages and notes payable and credit facility (as described in Note 8) as of June 30, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$9,649	$443,372	$68,263	$321,692	$13,019	$861,654	$1,717,649
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000
Unsecured notes payable	—	—	—	—	—	250,000	250,000
Total fixed rate debt	9,649	443,372	68,263	321,692	313,019	1,111,654	2,267,649

Variable rate debt:
Construction loan	14,264	—	—	—	—	—	14,264
Unsecured credit facility	—	—	—	55,000	150,000	—	205,000
Total variable rate debt	14,264	—	—	55,000	150,000	—	219,264
Total debt (c)	$23,913	$443,372	$68,263	$376,692	$463,019	$1,111,654	$2,486,913

Weighted average interest rate on debt:
Fixed rate debt	6.22%	5.68%	5.07%	5.53%	2.19%	6.02%	5.33%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.68%
Total	3.96%	5.68%	5.07%	4.97%	2.00%	6.02%	5.01%

(a)
Includes $8,230 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2014. Excludes mortgage premium of $5,480 and discount of $(725), net of accumulated amortization, which was outstanding as of June 30, 2014 and a mortgage payable of $14,475 associated with one investment property classified as held for sale as of June 30, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of June 30, 2014, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
The Company plans on addressing its debt maturities by using proceeds from its unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(7)   Unsecured Notes Payable
On June 30, 2014, the Company issued $250,000 of senior unsecured notes in a private placement transaction pursuant to a Note Purchase Agreement the Company entered into on May 16, 2014 with various institutional investors. The proceeds were used to pay down a portion of the Company’s unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities. The following table summarizes the Company’s unsecured notes payable:

Unsecured Notes Payable	Maturity Date	Principal Balance as of June 30, 2014	Interest Rate/Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The Note Purchase Agreement contains customary representations, warrants and covenants, and events of default. Pursuant to the terms of the Note Purchase Agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of June 30, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the Note Purchase Agreement.
(8)   Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating to $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the credit facility). The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances. The Company has a one year extension option on the unsecured revolving line of credit, which it may exercise as long as it is in compliance with the terms of the unsecured credit agreement and it pays an extension fee equal to 0.15% of the commitment amount being extended.
The credit facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, the Company received an investment grade credit rating. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%.
The following table summarizes the Company’s credit facility as of June 30, 2014:

Credit Facility	Maturity Date	Balance as of June 30, 2014	Interest Rate/Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.61%
Revolving line of credit - variable rate	May 12, 2017	55,000	1.66%
	Total	$505,000	1.84%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of June 30, 2014.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of June 30, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $1,063 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Interest rate swaps	2	2	$308,230	$308,337
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 14 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps	$892	$751
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive income.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2014	$432	$741	Interest expense	$295	$586	Other income, net	$—	$13
2013	$(147)	$(96)	Interest expense	$488	$1,005	Other income, net	$1,085	$932

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
MS Inland (a)	4/27/2007	—%	20.0%	$—	$6,915
Oak Property and Casualty LLC (b)	10/1/2006	20.0%	20.0%	7,319	8,861
				$7,319	$15,776

(a)
The MS Inland joint venture was formed with a large state pension fund; the Company was the managing member of the venture and earned fees for providing property management and leasing services. The Company had the ability to exercise significant influence, but did not have financial or operating control over this joint venture, and as a result the Company accounted for its investment pursuant to the equity method of accounting. On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland through the acquisition of the six properties owned by the joint venture.

(b)
Oak Property & Casualty LLC (the Captive) is an insurance association owned by the Company and four other unaffiliated parties. The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage exposures and recoup expenses through the function of the Captive. It has been determined that the Captive is a variable interest entity, but because the Company does not hold the power to most significantly impact the Captive’s performance, the Company is not considered the primary beneficiary. Accordingly, the Company’s investment in the Captive is accounted for pursuant to the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital to the Captive.

Under the equity method of accounting, the Company’s net equity investment in each unconsolidated joint venture is reflected in the accompanying condensed consolidated balance sheets and the Company’s share of net income or loss from each unconsolidated joint venture is reflected in the accompanying condensed consolidated statements of operations and other comprehensive income. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in the accompanying condensed consolidated statements of cash flows.
Combined condensed financial information of the Company’s joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	Combined Condensed Total
	June 30, 2014	December 31, 2013
Assets
Real estate assets	$—	$270,916
Less accumulated depreciation	—	(52,624)
Real estate, net	—	218,292

Other assets, net	27,937	49,227
Total assets	$27,937	$267,519

Liabilities
Mortgage debt	$—	$142,537
Other liabilities, net	14,447	22,725
Total liabilities	14,447	165,262

Total equity	13,490	102,257
Total liabilities and equity	$27,937	$267,519

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,
	RioCan (a)		Hampton (b)		Other Joint Ventures (c)		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Property related income	$—	$12,371	$—	$—	$4,967	$7,181	$4,967	$19,552
Other income	—	—	—	—	1,905	2,050	1,905	2,050
Total revenues	—	12,371	—	—	6,872	9,231	6,872	21,602

Expenses:
Property operating expenses	—	1,619	—	—	731	860	731	2,479
Real estate taxes	—	1,990	—	—	1,027	1,360	1,027	3,350
Depreciation and amortization	—	7,006	—	—	1,699	2,417	1,699	9,423
Loss on lease terminations	—	293	—	—	10	10	10	303
General and administrative expenses	—	149	—	4	92	153	92	306
Interest expense, net	—	2,341	—	(232)	1,258	1,783	1,258	3,892
Other expense (income), net	—	6	—	(13)	2,009	1,920	2,009	1,913
Total expenses	—	13,404	—	(241)	6,826	8,503	6,826	21,666

(Loss) income from continuing operations	—	(1,033)	—	241	46	728	46	(64)
(Loss) income from discontinued operations (d)	—	(369)	—	(70)	—	4	—	(435)
Net (loss) income	$—	$(1,402)	$—	$171	$46	$732	$46	$(499)

	Six Months Ended June 30,
	RioCan (a)		Hampton (b)		Other Joint Ventures (c)		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Property related income	$—	$24,721	$—	$—	$11,853	$13,938	$11,853	$38,659
Other income	—	—	—	—	4,023	4,074	4,023	4,074
Total revenues	—	24,721	—	—	15,876	18,012	15,876	42,733

Expenses:
Property operating expenses	—	3,302	—	—	1,660	1,723	1,660	5,025
Real estate taxes	—	4,033	—	—	2,339	2,667	2,339	6,700
Depreciation and amortization	—	14,360	—	—	4,117	4,892	4,117	19,252
Loss (gain) on lease terminations	—	832	—	—	(169)	16	(169)	848
General and administrative expenses	—	294	—	6	170	250	170	550
Interest expense, net	—	4,815	—	(1,758)	3,028	3,566	3,028	6,623
Other expense (income), net	—	6	—	(13)	5,087	3,875	5,087	3,868
Total expenses	—	27,642	—	(1,765)	16,232	16,989	16,232	42,866

(Loss) income from continuing operations	—	(2,921)	—	1,765	(356)	1,023	(356)	(133)
(Loss) income from discontinued operations (d)	—	(820)	—	(117)	—	51	—	(886)
Gain on sales of investment properties - discontinued operations	—	—	—	1,019	—	—	—	1,019
Net (loss) income	$—	$(3,741)	$—	$2,667	$(356)	$1,074	$(356)	$—

(a)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan).

(b)	During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton Retail Colorado, L.L.C. (Hampton).

(c)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(d)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and, the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

results for the entire portfolio of properties held by the Company’s MS Inland unconsolidated joint venture are presented within “(Loss) income from continuing operations” above given that the Company’s acquisition of its partner’s entire 80% interest in all of the properties was a transaction among partners rather than at the venture level. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “(Loss) income from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.
Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended June 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended June 30,		Fees Earned by the Company for the Three Months Ended June 30,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland (a)	$68	$188	$605	$501	$127	$190
Captive	(546)	(552)	—	—	—	—
Hampton (b)	—	167	—	839	—	—
RioCan (c)	—	(144)	—	455	—	542
	$(478)	$(341)	$605	$1,795	$127	$732

	The Company’s Share of Net Income (Loss) for the Six Months Ended June 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Six Months Ended June 30,		Fees Earned by the Company for the Six Months Ended June 30,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland (a)	$241	$312	$1,360	$1,453	$338	$418
Captive	(1,567)	(1,473)	(25)	—	—	—
Hampton (b)	—	2,576	—	855	—	1
RioCan (c)	—	(466)	—	1,011	—	1,125
	$(1,326)	$949	$1,335	$3,319	$338	$1,544

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(b)
During the three and six months ended June 30, 2013, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amounts of $64 and $298, of which the Company’s share was $62 and$286, respectively. The joint venture’s estimate of fair value relating to these impairment assessments was based upon bona fide purchase offers. During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton.

(c)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.
In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences is recorded within “Equity in loss of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive income. Such basis differences resulted from the differences between the Company’s historical cost net book values and the fair values of investment properties contributed to its unconsolidated joint ventures and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $45 and $14, which was accretive to net income, related to these differences during the three months ended June 30, 2014 and 2013, respectively. The Company recorded amortization of $115 and $23, which was accretive to net income, related to these differences during the six months ended June 30, 2014 and 2013, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges of $134 and $1,834 were recorded during the three and six months ended June 30, 2013, respectively, to write down the carrying value of the Company’s investment in Hampton. The Company’s Hampton joint venture arrangement was dissolved during the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

year ended December 31, 2013. No impairment charges to the Company’s investments in unconsolidated joint ventures were considered necessary during the six months ended June 30, 2014.
Acquisitions
On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (see Note 3). The six properties had, at acquisition, a combined fair value of $292,500, with the Company’s partner’s interest valued at $234,000. The Company paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 in the second quarter of 2014 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with the transaction discussed above:

Fair value of the net assets acquired at 100%	$150,802

Fair value of the net assets acquired at 20%	30,160
Carrying value of the Company’s previous investment in the six properties acquired on June 5, 2014	(6,002)
Gain on change in control of investment properties	$24,158
(11) Equity
On March 7, 2013, the Company established an at-the-market (ATM) equity program under which it may sell shares of its Class A common stock, having an aggregate offering price of up to $200,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including the Company's unsecured revolving line of credit, and funding acquisitions.
The Company did not sell any shares under its ATM equity program during the six months ended June 30, 2014.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Year to date June 30, 2013	5,547	$83,527	$15.29

First quarter 2014	—	$—	$—
Second quarter 2014	—	$—	$—
Year to date June 30, 2014	—	$—	$—
As of June 30, 2014, the Company had common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Numerator:
Income (loss) from continuing operations	$29,516		$(7,371)		$43,137		$(19,000)
Gain on sales of investment properties	527		393		527		4,657
Preferred stock dividends	(2,363)		(2,363)		(4,725)		(4,725)
Income (loss) from continuing operations attributable to common shareholders	27,680		(9,341)		38,939		(19,068)
Income from discontinued operations	—		22,949		507		28,434
Net income attributable to common shareholders	27,680		13,608		39,446		9,366
Distributions paid on unvested restricted shares	(69)		(15)		(94)		(23)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$27,611		$13,593		$39,352		$9,343

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	236,176	(a)	233,624	(b)	236,164	(a)	232,117	(b)
Effect of dilutive securities — stock options	3	(c)	—	(c)	2	(c)	—	(c)
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,179		233,624		236,166		232,117

(a)
Excluded from these weighted average amounts are 397 shares of unvested restricted common stock, which equate to 399 and 331 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2014. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 110 shares of unvested restricted common stock, which equate to 105 and 86 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
There were outstanding options to purchase 77 and 78 shares of common stock as of June 30, 2014 and 2013, respectively, at a weighted average exercise price of $19.05 and $19.10, respectively. Of these outstanding options, 63 and 64 shares of common stock as of June 30, 2014 and 2013, respectively, at a weighted average exercise price of $20.68 and $20.71, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(13) Provision for Impairment of Investment Properties
As of June 30, 2014, the Company identified certain indicators of impairment for eight of its properties, one of which was classified as held for sale as of June 30, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed individual cash flow analyses for this population of properties as of June 30, 2014 and recorded an impairment charge to write down the carrying value of its investment in one property to its estimated fair value. For the remaining six properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded its respective carrying value by a weighted average of 22%. In addition, on March 31, 2014, the Company recorded an impairment charge to write down the carrying value of its investment in one additional property, which was sold on April 1, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The investment property impairment charges recorded by the Company during the six months ended June 30, 2014 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center (b)	Multi-tenant retail	June 30, 2014	107,200	5,400
			Total	$5,794
	Estimated fair value of impaired properties as of impairment date			$57,650

(a)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was sold on April 1, 2014, but is included in continuing operations due to the Company’s early adoption of the 2014 discontinued operations pronouncement. See Note 2 for further details.

(b)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party.
As part of its analyses performed during the six months ended June 30, 2013, the Company identified certain indicators of impairment at 11 of its properties (five of which were subsequently sold). The Company performed cash flow analyses during the six months ended June 30, 2013 and determined it necessary to record an impairment charge to write down the carrying value of its investment in two properties to their estimated fair value. For the remaining nine properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying values by a weighted average of 48%.
The investment property impairment charges recorded by the Company during the six months ended June 30, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Discontinued Operations:
Raytheon Facility (a)	Single-user office	June 30, 2013	105,000	$2,482
University Square (b)	Multi-tenant retail	June 30, 2013	287,000	6,694
			Total	$9,176
	Estimated fair value of impaired properties as of impairment date			$11,328

(a)	The Company recorded an impairment charge based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party. This property was sold on July 31, 2013.

(b)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was sold on October 25, 2013.
The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(14) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,736,668	$1,889,885	$1,684,633	$1,827,638
Unsecured notes payable	$250,000	$252,838	$—	$—
Credit facility	$505,000	$506,873	$615,000	$617,478
Derivative liability	$892	$892	$751	$751
The carrying values of mortgages payable, net and unsecured notes payable in the table above are included in the condensed consolidated balance sheets under the indicated captions. The carrying value of the credit facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and the carrying value of the derivative liability is included in “Other liabilities” in the condensed consolidated balance sheets.
Recurring Fair Value Measurements
The following table presents the Company’s financial instruments, which are measured at fair value on a recurring basis, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Level 1	Level 2	Level 3	Total
June 30, 2014
Derivative liability	$—	$892	$—	$892

December 31, 2013
Derivative liability	$—	$751	$—	$751
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at June 30, 2014 and December 31, 2013, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the six months ended June 30, 2014 and year ended December 31, 2013, except for those properties sold prior to June 30, 2014 and December 31, 2013, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment
June 30, 2014
Investment properties (a)	$—	$—	$10,500	$10,500	$5,400

December 31, 2013
Investment properties (b)	$—	$—	$75,000	$75,000	$59,486

(a)
Includes impairment charges to write down the carrying value of the Company’s Gloucester Town Center investment property to estimated fair value. The estimated fair value of Gloucester Town Center of $10,500 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 input).

(b)
Includes impairment charges to write down the carrying value of the Company’s Aon Hewitt East Campus, Four Peaks Plaza and Lake Mead Crossing investment properties to estimated fair value. The estimated fair value of Aon Hewitt East Campus of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 input). A change in the Company’s estimated holding period was the primary driver of the impairment charges recorded to the Company’s investments in Four Peaks Plaza and Lake Mead Crossing. The estimated fair values of Four Peaks Plaza and Lake Mead Crossing of $14,000 and $43,000, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value for a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other financial and industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following are the key Level 3 inputs used in estimating the fair value of Four Peaks Plaza and Lake Mead Crossing as of December 31, 2013.

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

	Level 1	Level 2	Level 3	Total
June 30, 2014
Mortgages payable, net	$—	$—	$1,889,885	$1,889,885
Unsecured notes payable	$—	$—	$252,838	$252,838
Credit facility	$—	$—	$506,873	$506,873

December 31, 2013
Mortgages payable, net	$—	$—	$1,827,638	$1,827,638
Credit facility	$—	$—	$617,478	$617,478

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property, and its leverage ratio. The rates used range from 2.4% to 6.2% and 2.4% to 5.6% at June 30, 2014 and December 31, 2013, respectively.
Unsecured notes payable: The Company estimates the fair value of its unsecured notes payable by discounting the future cash flows at rates currently offered to the Company by its lenders for comparable instruments. The rates are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The Company used a weighted average discount rate of 4.24% as of June 30, 2014.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for comparable facilities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The Company used discount rates of 1.35% and 1.40% for the unsecured term loan and unsecured revolving line of credit, respectively, as of both June 30, 2014 and December 31, 2013.
There were no transfers of liabilities between the levels of the fair value hierarchy during the six months ended June 30, 2014.
(15) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2014, the Company has guaranteed $7,763 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2014 through September 30, 2016.
(16) Litigation
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors.
On June 10, 2014, the U.S. District Court in the Northern District of Illinois (the Court) dismissed four of the five lawsuits with prejudice and entered judgment in favor of the Company and its officers and directors. The plaintiffs did not file a timely appeal in these four cases and, consequently, they are now closed. The Court dismissed the fifth lawsuit without prejudice and granted the plaintiff in that case permission to file an amended complaint. The amended complaint does not name the Company or its officers and directors as defendants.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.
(17) Subsequent Events
Subsequent to June 30, 2014, the Company:

•
drew $110,000 on its unsecured revolving line of credit and used a portion of the proceeds to repay mortgages payable with an aggregate principal balance of $76,847 and a weighted average interest rate of 5.85%. The Company incurred prepayment fees totaling $4,686 related to the payoff of certain of these mortgages. The remaining proceeds were used for general corporate purposes; and

•
closed on the sale of Battle Ridge Pavilion, a 103,500 square foot multi-tenant retail property located in Marietta, Georgia for a sales price of $14,100 and an anticipated gain on sale of approximately $1,342.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On July 29, 2014, the Company’s board of directors declared the cash dividend for the third quarter of 2014 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2014 to preferred shareholders of record at the close of business on September 19, 2014.
On July 29, 2014, the Company’s board of directors declared the distribution for the third quarter of 2014 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on October 10, 2014 to Class A common shareholders of record at the close of business on September 26, 2014.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis summarizes our portfolio and company highlights and compares our results of operations for the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of June 30, 2014, we owned 224 retail operating properties representing 31,828,000 square feet of gross leasable area (GLA). Our retail operating portfolio primarily includes power centers, neighborhood and community centers and lifestyle centers, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office and industrial properties, as of June 30, 2014:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Retail (b)	224	31,828	93.2%	94.5%
Office	8	1,660	100.0%	100.0%
Industrial	1	159	100.0%	100.0%
Total operating portfolio	233	33,647	93.5%	94.8%

(a)	Includes leases signed but not commenced.

(b)	Excludes one consolidated multi-tenant retail property classified as held for sale as of June 30, 2014.
In addition to our operating portfolio, as of June 30, 2014, we held interests in three retail properties under development, one of which is held in a consolidated joint venture.
Company Highlights — Six Months Ended June 30, 2014
Leasing Activity
Leasing activity in our retail operating portfolio was strong during the six months ended June 30, 2014, as we signed 384 leases for a total of approximately 2,033,000 square feet, achieving a renewal rate of 82.8%. Rental rates for comparable new leases signed during 2014 increased approximately 17.6% and rental rates for comparable renewal leases signed during 2014 increased by approximately 6.0% over previous rental rates, for a combined comparable releasing spread of approximately 6.7% for the six months ended June 30, 2014. We anticipate continued strong leasing volume throughout the remainder of 2014.

The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the six months ended June 30, 2014. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	271	1,605	$16.09	$15.18	6.0%	4.96	$0.77
Comparable New Leases	26	73	25.73	21.88	17.6%	7.75	36.67
Non-Comparable New and Renewal Leases (b)	87	355	16.07	n/a	n/a	5.67	18.43
Total	384	2,033	$16.51	$15.48	6.7%	5.24	$5.14

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Acquisitions
During the six months ended June 30, 2014, we paid $6,369 to acquire an 8,500 square foot single-user outparcel at Southlake Town Square, one of our existing consolidated multi-tenant retail operating properties, located in Southlake, Texas.
We also continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets through the acquisition of our partner’s 80% ownership interest in the six multi-tenant retail properties owned by our MS Inland Fund, LLC (MS Inland and collectively, the MS Inland acquisitions) joint venture. The six properties had, at acquisition, a combined fair value of $292,500, with our partner’s interest valued at $234,000. We paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The properties acquired have a combined total gross leasable area of 1,194,800 square feet.
In addition, we closed on the acquisition of Heritage Square, a 53,100 square foot multi-tenant retail property located in the Seattle metropolitan statistical area, for a purchase price of $18,022. We also paid $10,350 to acquire the fee interest in Bed Bath & Beyond Plaza, one of our existing consolidated multi-tenant retail operating properties, located in Miami, Florida that was previously subject to a ground lease with a third party.
Dispositions
During the six months ended June 30, 2014, we continued to pursue opportunistic dispositions of select non-strategic and non-core properties, closing on the sales of a 64,300 square foot single-user retail operating property for consideration of $9,269 and three multi-tenant retail operating properties aggregating 598,100 square feet for total consideration of $71,600, resulting in aggregate net proceeds from the four transactions of $78,539.
Capital Markets
On June 30, 2014, we issued $250,000 of senior unsecured notes to institutional investors in a private placement transaction, consisting of $100,000 of notes with a seven-year term, priced at a fixed interest rate of 4.12%, and $150,000 of notes with a ten-year term, priced at a fixed interest rate of 4.58%, resulting in a weighted average fixed interest rate of 4.40%. The proceeds were used to pay down a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.
Additionally, during the six months ended June 30, 2014, we continued to prudently manage our balance sheet by repaying mortgage debt, including prepaying certain longer dated maturities, in amounts totaling $81,106 (excluding scheduled principal payments of $7,983 related to amortizing loans). We also repaid $110,000, net of borrowings, on our unsecured revolving line of credit. As discussed above, as part of the MS Inland acquisitions, we assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.

Distributions
We declared quarterly distributions totaling $0.875 per share of preferred stock and quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2014.
Results of Operations
We believe that net operating income (NOI) is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income and other property income, excluding straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense, straight-line bad debt expense and lease termination fee expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.
This measure provides an operating perspective not immediately apparent from operating income or net income attributable to common shareholders as defined within accounting principles generally accepted in the United States (GAAP). We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income attributable to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the Three Months Ended June 30, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 218 operating properties acquired or placed in service prior to April 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 218 as of June 30, 2014 from 221 as of March 31, 2014 as a result of the following:

•	the sale of two same store investment properties during the three months ended June 30, 2014; and

•	one same store investment property classified as held for sale as of June 30, 2014.
The sale of Midtown Center on April 1, 2014 did not impact the number of properties included in the same store portfolio as it was classified as held for sale as of March 31, 2014. The properties and financial results reported in “Other investment properties” primarily include the properties acquired after March 31, 2013, our development properties, a property where we began activities during 2014 in anticipation of a future redevelopment, the investment properties that were sold or held for sale in 2014 that did not qualify for discontinued operations treatment and the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during 2014.

	Three Months Ended June 30,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (218 properties):
Rental income	$104,686	$101,619	$3,067	3.0
Tenant recovery income	23,702	22,677	1,025	4.5
Other property income	1,713	1,650	63	3.8
Other investment properties:
Rental income	11,401	4,562	6,839
Tenant recovery income	3,406	1,179	2,227
Other property income	203	32	171
Operating expenses:
Same store investment properties (218 properties):
Property operating expenses	(18,359)	(19,359)	1,000	5.2
Real estate taxes	(16,794)	(15,962)	(832)	(5.2)
Other investment properties:
Property operating expenses	(2,992)	(1,352)	(1,640)
Real estate taxes	(2,273)	(857)	(1,416)
Net operating income from continuing operations:
Same store investment properties	94,948	90,625	4,323	4.8
Other investment properties	9,745	3,564	6,181
Total net operating income from continuing operations	104,693	94,189	10,504	11.2

Other income (expense):
Straight-line rental income, net	1,161	(222)	1,383
Amortization of acquired above and below market lease intangibles, net	230	172	58
Amortization of lease inducements	(199)	(35)	(164)
Lease termination fees	28	501	(473)
Straight-line ground rent expense	(956)	(760)	(196)
Amortization of acquired ground lease intangible liability	140	—	140
Depreciation and amortization	(54,094)	(59,596)	5,502
Provision for impairment of investment properties	(5,400)	—	(5,400)
Loss on lease terminations	(827)	(381)	(446)
General and administrative expenses	(7,362)	(8,288)	926
Equity in loss of unconsolidated joint ventures, net	(433)	(461)	28
Gain on change in control of investment properties	24,158	—	24,158
Interest expense	(31,873)	(34,575)	2,702
Other income, net	250	2,085	(1,835)
Total other expense	(75,177)	(101,560)	26,383

Income (loss) from continuing operations	29,516	(7,371)	36,887
Discontinued operations:
Income, net	—	22,928	(22,928)
Gain on sales of investment properties	—	21	(21)
Income from discontinued operations	—	22,949	(22,949)
Gain on sales of investment properties	527	393	134
Net income	30,043	15,971	14,072
Net income attributable to the Company	30,043	15,971	14,072
Preferred stock dividends	(2,363)	(2,363)	—
Net income attributable to common shareholders	$27,680	$13,608	$14,072
Same store net operating income increased $4,323, or 4.8%, primarily due to the following:

•	rental income increased $3,067 primarily due to an increase of $1,577 from occupancy growth, $809 from additional percentage rent and contractual rent changes and $560 from leasing spreads;

•
tenant recovery income increased $1,025 as a result of the impact of the decrease in real estate tax refunds and the increase in recoverable property operating expenses as discussed below, partially offset by negative adjustments from the common area maintenance and real estate tax reconciliation process; and

•
property operating expenses decreased $1,000 primarily due to decreases in certain non-recoverable property operating expenses including bad debt expense of $1,609, partially offset by increases in certain recoverable property operating expenses of $609;

partially offset by

•	real estate taxes increased $832 primarily due to a decrease in real estate tax refunds received, partially offset by adjustments to estimates based on actual real estate taxes paid.
Total net operating income increased $10,504, or 11.2%, primarily due to an increase of $7,215 in net operating income related to the properties acquired during 2013 and 2014, and the increase due to the same store changes noted above.
Other income (expense). Total other expense decreased $26,383, or 26.0%, primarily due to:

•	a $24,158 increase in gain on change in control of investment properties associated with the dissolution of our MS Inland joint venture during 2014 (see Note 10); and

•
a $5,502 decrease in depreciation and amortization primarily due to the write-off of assets demolished as part of a remerchandising effort at an operating property in the second quarter of 2013, partially offset by the incremental increase due to the acquisition of properties in 2013 and 2014;

partially offset by

•
a $5,400 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $5,400 and none for the three months ended June 30, 2014 and 2013, respectively.

Discontinued operations. No discontinued operations activity was reported for the three months ended June 30, 2014. Discontinued operations activity reported for the three months ended June 30, 2013 consist of 20 properties that were sold during the year ended December 31, 2013 and one property classified as held for sale as of December 31, 2013, including 12 multi-tenant retail properties, six single-user retail properties, two single-user office properties and one single-user industrial property. The 2013 dispositions aggregated 2,833,900 square feet for consideration totaling $328,045, extinguishment of other liabilities of $3,511 and gains of $41,279 during the year ended December 31, 2013.
Comparison of the Six Months Ended June 30, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 218 operating properties acquired or placed in service prior to January 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 218 as of June 30, 2014 from 221 as of March 31, 2014. Refer to the lead in paragraph to the comparison of the three months ended June 30, 2014 and 2013 table for an explanation of the change in the number of properties in our same store portfolio.

	Six Months Ended June 30,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (218 properties):
Rental income	$208,724	$203,882	$4,842	2.4
Tenant recovery income	49,471	44,644	4,827	10.8
Other property income	3,348	3,403	(55)	(1.6)
Other investment properties:
Rental income	22,597	9,112	13,485
Tenant recovery income	7,385	2,534	4,851
Other property income	350	84	266
Operating expenses:
Same store investment properties (218 properties):
Property operating expenses	(40,005)	(39,742)	(263)	(0.7)
Real estate taxes	(32,891)	(31,851)	(1,040)	(3.3)
Other investment properties:
Property operating expenses	(6,965)	(2,778)	(4,187)
Real estate taxes	(4,590)	(1,779)	(2,811)
Net operating income from continuing operations:
Same store investment properties	188,647	180,336	8,311	4.6
Other investment properties	18,777	7,173	11,604
Total net operating income from continuing operations	207,424	187,509	19,915	10.6

Other income (expense):
Straight-line rental income, net	3,104	(928)	4,032
Amortization of acquired above and below market lease intangibles, net	339	389	(50)
Amortization of lease inducements	(357)	(64)	(293)
Lease termination fees	133	1,140	(1,007)
Straight-line ground rent expense	(1,978)	(1,534)	(444)
Amortization of acquired ground lease intangible liability	280	—	280
Depreciation and amortization	(107,690)	(110,604)	2,914
Provision for impairment of investment properties	(5,794)	—	(5,794)
Loss on lease terminations	(658)	(592)	(66)
General and administrative expenses	(15,812)	(16,343)	531
Gain on extinguishment of other liabilities	4,258	—	4,258
Equity in loss of unconsolidated joint ventures, net	(1,211)	(862)	(349)
Gain on change in control of investment properties	24,158	—	24,158
Interest expense	(63,736)	(80,272)	16,536
Other income, net	677	3,161	(2,484)
Total other expense	(164,287)	(206,509)	42,222

Income (loss) from continuing operations	43,137	(19,000)	62,137
Discontinued operations:
(Loss) income, net	(148)	23,504	(23,652)
Gain on sales of investment properties	655	4,930	(4,275)
Income from discontinued operations	507	28,434	(27,927)
Gain on sales of investment properties	527	4,657	(4,130)
Net income	44,171	14,091	30,080
Net income attributable to the Company	44,171	14,091	30,080
Preferred stock dividends	(4,725)	(4,725)	—
Net income attributable to common shareholders	$39,446	$9,366	$30,080
Same store net operating income increased $8,311, or 4.6%, primarily due to the following:

•	rental income increased $4,842 primarily due to an increase of $3,162 from occupancy growth, $1,087 from leasing spreads and $735 from contractual rent changes; and

•
tenant recovery income increased $4,827 as a result of the impact of the increase in recoverable property operating expenses and real estate taxes as discussed below and negative adjustments from the common area maintenance and real estate tax reconciliation process in 2013;

partially offset by

•	real estate taxes increased $1,040 primarily due to a decrease in real estate tax refunds received; and

•
property operating expenses increased $263 primarily due to an increase in certain recoverable property operating expenses of $2,251, partially offset by decreases in certain non-recoverable property operating expenses including bad debt expense of $1,988.

Total net operating income increased $19,915, or 10.6%, primarily due to an increase of $12,559 in net operating income related to the properties acquired during 2013 and 2014, and the increase due to the same store changes noted above.
Other income (expense). Total other expense decreased $42,222, or 20.4%, primarily due to:

•	a $24,158 increase in gain on change in control of investment properties associated with the dissolution of our MS Inland joint venture during 2014 (see Note 10);

•	a $16,536 decrease in interest expense primarily consisting of:

•	a $9,020 decrease in interest on mortgages payable due to the repayment of mortgage debt; and

•
the 2013 payment of $6,250 in prepayment penalties and the write-off of $2,492 in non-cash loan fees related to the repayment of the IW JV 2009, LLC senior and junior mezzanine notes, compared to the 2014 payment of $3,474 in prepayment penalties and the write-off of $154 in non-cash loan fees related to the repayment of mortgage debt; and

•
an increase in gain on extinguishment of other liabilities of $4,258, with such amount recognized in conjunction with the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease;

partially offset by

•
a $5,794 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $5,794 and none for the six months ended June 30, 2014 and 2013, respectively.

Discontinued operations. Discontinued operations for the six months ended June 30, 2014 consist of amounts related to one property that was sold, and which was classified as held for sale as of December 31, 2013. No additional properties qualified for discontinued operations classification and presentation during the six months ended June 30, 2014. Discontinued operations also consist of 20 properties that were sold during the year ended December 31, 2013. Refer to the discussion regarding discontinued operations within the comparison of the three months ended June 30, 2014 and 2013 for additional information.
Funds From Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a standard known as funds from operations (FFO). We believe that FFO, which is a non-GAAP performance measure, provides an additional and useful means to assess the operating performance of REITs. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO as FFO excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, our real estate operating portfolio. Specific examples include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, actual or anticipated settlement of litigation involving the Company, and impairment charges to write down the carrying value of assets other than depreciable real estate, which are otherwise excluded from our calculation of FFO.
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
FFO and Operating FFO are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to common shareholders	$27,680	$13,608	$39,446	$9,366
Depreciation and amortization	55,357	65,753	109,600	123,125
Provision for impairment of investment properties	5,400	9,238	5,794	9,462
Gain on sales of investment properties (a)	(24,685)	(414)	(25,340)	(10,564)
FFO	$63,752	$88,185	$129,500	$131,389

Impact on earnings from the early extinguishment of debt, net	1,951	(26,483)	3,631	(19,150)
Joint venture investment impairment	—	134	—	1,834
Provision for hedge ineffectiveness	—	(1,085)	(13)	(932)
Gain on extinguishment of other liabilities	—	—	(4,258)	—
Other	(11)	(150)	(126)	(350)
Operating FFO	$65,692	$60,601	$128,734	$112,791

(a)
Includes the gain on change in control of investment properties of $24,158 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our MS Inland unconsolidated joint venture on June 5, 2014.

Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. The portion of loss on lease terminations included in depreciation and amortization above, including our proportionate share from unconsolidated joint ventures, for the three months ended June 30, 2014 and 2013 was $969 and $547, respectively. The portion of loss on lease terminations included in depreciation and amortization above, including our proportionate share from unconsolidated joint ventures, for the six months ended June 30, 2014 and 2013 was $1,202 and $1,026, respectively.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowance or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured credit facility and unsecured notes.
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Cash and cash equivalents		Short-Term:
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Available borrowings under our unsecured revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Asset sales	▪	Debt repayment requirements
▪	Proceeds from capital markets transactions	▪	Distribution payments
		▪	Acquisitions

Long-Term:
		▪	Major redevelopment, renovation or expansion activities
		▪	New development
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the repayment or refinancing of maturing debt, which has been funded primarily through dispositions of assets and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the New York Stock Exchange (NYSE), the completion of a public offering of our Series A preferred stock, the establishment and issuance of stock pursuant to our at-the-market (ATM) equity program and the issuance of $250,000 of senior unsecured notes to institutional investors in a private placement transaction. As of June 30, 2014, we had

$23,913 of debt scheduled to mature through the end of 2014, which we plan on satisfying by using proceeds from our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness at June 30, 2014:

Debt	Aggregate Principal Amount at June 30, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,717,649	6.05%	4.5 years
Variable rate construction loan	14,264	2.44%	0.3 years
Total mortgages payable	1,731,913	6.02%	4.4 years
Premium, net of accumulated amortization	5,480
Discount, net of accumulated amortization	(725)
Total mortgages payable, net	1,736,668
Unsecured notes payable:
Series A senior notes	100,000	4.12%	7.0 years
Series B senior notes	150,000	4.58%	10.0 years
Total unsecured notes payable	250,000	4.40%	8.8 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	3.9 years
Variable rate portion of term loan	150,000	1.61%	3.9 years
Variable rate revolving line of credit	55,000	1.66%	2.9 years
Total unsecured credit facility	505,000	1.84%	3.8 years

Total consolidated indebtedness, net	$2,491,668	5.01%	4.7 years

(a)
Includes $8,230 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2014. Excludes a mortgage payable of $14,475 associated with one investment property classified as held for sale as of June 30, 2014.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable
During the six months ended June 30, 2014, we made mortgages payable repayments of $81,106 (excluding scheduled principal payments of $7,983 related to amortizing loans). The loans repaid during the six months ended June 30, 2014 had fixed interest rates with a weighted average interest rate of 6.16%. In addition, during the six months ended June 30, 2014, as part of the MS Inland acquisitions, we assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
Unsecured Notes Payable
On June 30, 2014, we issued $250,000 of senior unsecured notes in a private placement transaction pursuant to a Note Purchase Agreement we entered into on May 16, 2014 with various institutional investors. The proceeds were used to pay down a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities. The following table summarizes our unsecured notes payable:

Unsecured Notes Payable	Maturity Date	Principal Balance as of June 30, 2014	Interest Rate/Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The Note Purchase Agreement contains customary representations, warrants and covenants, and events of default. Pursuant to the terms of the Note Purchase Agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of June 30, 2014, management believes we were in compliance with the financial covenants and default provisions under the Note Purchase Agreement.

Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating to $1,000,000, consisting of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the credit facility). We have a one year extension option on the unsecured revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended. The credit facility also contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances.
The credit facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, we received an investment grade credit rating. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%.
The following table summarizes our credit facility as of June 30, 2014:

Credit Facility	Maturity Date	Balance as of June 30, 2014	Interest Rate/Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.61%
Revolving line of credit - variable rate	May 12, 2017	55,000	1.66%
	Total	$505,000	1.84%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of June 30, 2014.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of June 30, 2014, management believes we were in compliance with the financial covenants and default provisions under the credit agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization and fair value of our mortgages and notes payable and credit facility as of June 30, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after June 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$9,649	$443,372	$68,263	$321,692	$13,019	$861,654	$1,717,649	$1,875,621
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000	301,144
Unsecured notes payable	—	—	—	—	—	250,000	250,000	252,838
Total fixed rate debt	9,649	443,372	68,263	321,692	313,019	1,111,654	2,267,649	2,429,603

Variable rate debt:
Construction loan	14,264	—	—	—	—	—	14,264	14,264
Unsecured credit facility	—	—	—	55,000	150,000	—	205,000	205,729
Total variable rate debt	14,264	—	—	55,000	150,000	—	219,264	219,993
Total debt (c)	$23,913	$443,372	$68,263	$376,692	$463,019	$1,111,654	$2,486,913	$2,649,596

Weighted average interest rate on debt:
Fixed rate debt	6.22%	5.68%	5.07%	5.53%	2.19%	6.02%	5.33%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.68%
Total	3.96%	5.68%	5.07%	4.97%	2.00%	6.02%	5.01%

(a)
Includes $8,230 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2014. Excludes mortgage premium of $5,480 and discount of $(725), net of accumulated amortization, which was outstanding as of June 30, 2014 and a mortgage payable of $14,475 associated with one investment property classified as held for sale as of June 30, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of June 30, 2014, the weighted average years to maturity of consolidated indebtedness was 4.7 years.
We plan on addressing our debt maturities by using proceeds from our unsecured revolving line of credit.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our unsecured credit facility, which limits our distributions to the greater of 95% of FFO, as defined in the credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or (ix) the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions. We did not sell any shares under our ATM equity program during the six months ended June 30, 2014. As of June 30, 2014, we had common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of June 30, 2014, including one consolidated joint venture and three wholly-owned properties. As of June 30, 2014, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at June 30, 2014		Construction Loan Balance at June 30, 2014
Henderson, Nevada	Green Valley Crossing	50.0%	$2,551		$14,264
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,460		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
			$42,025	(a)	$14,264

(a)
Total excludes $30,188 of costs, net of accumulated depreciation, placed in service, $4,047 of which was placed in service during the six months ended June 30, 2014 based upon substantial completion of construction of an approximately 25,000 square foot anchor space leased to a grocer tenant at Green Valley Crossing. As of June 30, 2014, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $2,040.

Asset Dispositions
During 2013, our asset sales were an integral component of our deleveraging efforts. In the first half of 2014, we continued to pursue opportunistic dispositions of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights the results of our asset dispositions during 2013 and the six months ended June 30, 2014:

	Number of Assets Sold	Square Footage	Consideration	Total Mortgage Debt Extinguished (a)	Net Sales Proceeds (b)
2014 Dispositions (through June 30, 2014)	4	662,400	$80,869	$—	$78,539
2013 Dispositions	20	2,833,900	$328,045	$—	$320,574

(a)	Excludes mortgages payable repaid prior to disposition transactions.

(b)	Represents total consideration net of transaction costs and mortgage debt extinguishments.
In addition to the transactions presented in the table, we received net proceeds of $11 and $6,192 during the six months ended June 30, 2014 and the year ended December 31, 2013, respectively, from additional transactions, including earnouts and pad sales, at certain of our properties.

Asset Acquisitions
During the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2013 and the six months ended June 30, 2014:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2014 Acquisitions (b)	9	1,256,400	$327,241	$268,741	$141,698	$113,358
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291

(a)
Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture and the 2013 acquisition of our partner’s 80% ownership interest in five properties owned by our former RioCan unconsolidated joint venture, as well as acquisitions from unaffiliated third parties.

(b)
Includes the acquisition of the fee interest in Bed Bath & Beyond Plaza, our existing consolidated multi-tenant retail operating property located in Miami, Florida that was previously subject to a ground lease with a third party, and the acquisition of a single-user outparcel at Southlake Town Square, our existing consolidated multi-tenant retail operating property located in Southlake, Texas. The total number of properties in our portfolio was not affected by these two transactions.

Statement of Cash Flows Comparison for the Six Months Ended June 30, 2014 and 2013
Cash Flows from Operating Activities
Cash flows provided by operating activities were $127,687 and $101,590 for the six months ended June 30, 2014 and 2013, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges primarily including depreciation and amortization and gains on change in control of investment properties, extinguishment of debt and sales of investment properties. The $26,097 increase in operating cash flows is primarily attributable to a reduction in cash paid for interest of $13,766, an increase in NOI of $9,004 (including a decrease of $10,911 in NOI from discontinued operations, offset by an increase in NOI from continuing operations of $19,915), a decrease in cash paid for leasing fees and inducements of $1,782, as well as ordinary course fluctuations in working capital accounts, specifically fluctuations in prepaid rents from tenants that were more significant in 2013 than 2014.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities were $(96,415) and $22,667, respectively, for the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014, $152,236 was used for the acquisitions of seven multi-tenant retail properties, one outparcel at an existing consolidated multi-tenant retail property and the fee interest in an existing consolidated multi-tenant retail operating property that was previously subject to a ground lease with a third party. No comparable activity occurred during the six months ended June 30, 2013. In addition, we sold certain properties and received proceeds from additional transactions, including earnouts and pad sales, which resulted in aggregate sales proceeds of $78,550 and $38,961, respectively, during the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2014 and 2013, $20,977 and $21,250, respectively, were used for capital expenditures and tenant improvements and $651 and $6,866, respectively, were returned from restricted escrow accounts.
We will continue to execute on our investment strategy by disposing of select non-strategic and non-core properties on an opportunistic basis. Substantially all of the proceeds from disposition activity in 2014 are expected to be redeployed into external growth initiatives, including strategic acquisitions. In addition, tenant improvement costs associated with re-leasing vacant space could continue to be significant.
Cash Flows from Financing Activities
Cash flows used in financing activities were $30,894 and $188,751, respectively, for the six months ended June 30, 2014 and 2013. We used $197,706 and $192,883, respectively during these periods, in cash flow related to the net activity from our unsecured credit facility and principal payments on outstanding mortgages and notes payable, including the repayment of $125,000 of notes payable in 2013, and the payment of loan fees. In addition, during the six months ended June 30, 2014, we issued $250,000 of senior unsecured notes. We paid $83,044 and $79,043, respectively, in total distributions to our preferred and common shareholders during the six months ended June 30, 2014 and 2013. During the six months ended June 30, 2013, we received $84,835 in proceeds from the issuance of common stock through our ATM equity program.

We plan to continue to address our debt maturities by using proceeds from our unsecured revolving line of credit.
Critical Accounting Policies and Estimates
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including the acquisition of investment properties, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the six months ended June 30, 2014, except for the adoption of a new accounting pronouncement related to the classification and presentation of discontinued operations, there were no significant changes to these policies. Refer to Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein for a discussion regarding the adoption of the new discontinued operations accounting pronouncement.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2014, we:

•
drew $110,000 on our unsecured revolving line of credit and used a portion of the proceeds to repay mortgages payable with an aggregate principal balance of $76,847 and a weighted average interest rate of 5.85%. We incurred prepayment fees totaling $4,686 related to the payoff of certain of these mortgages. The remaining proceeds were used for general corporate purposes; and

•
closed on the sale of Battle Ridge Pavilion, a 103,500 square foot multi-tenant retail property located in Marietta, Georgia for a sales price of $14,100 and an anticipated gain on sale of approximately $1,342.

On July 29, 2014, our board of directors declared the cash dividend for the third quarter of 2014 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2014 to preferred shareholders of record at the close of business on September 19, 2014.
On July 29, 2014, our board of directors declared the distribution for the third quarter of 2014 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 10, 2014 to Class A common shareholders of record at the close of business on September 26, 2014.

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
As of June 30, 2014, we had $308,230 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at June 30, 2014
Fixed rate portion of credit facility	$300,000	February 24, 2016	$721
Heritage Towne Crossing	8,230	September 30, 2016	171
	$308,230		$892
For a discussion concerning our scheduled debt maturities and principal amortization of our mortgages and notes payable and credit facility as of June 30, 2014 for the remainder of 2014, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $2,056.
The combined carrying amount of our mortgages payable, unsecured notes payable and unsecured credit facility is approximately $157,928 lower than the fair value as of June 30, 2014.
We had $219,264 of variable rate debt, excluding $308,230 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.68% at June 30, 2014. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2014, interest expense would increase by approximately $2,193 on an annualized basis.
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
Based on management’s evaluation as of June 30, 2014, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain of our shareholders filed putative class action lawsuits against us and certain of our officers and directors.
On June 10, 2014, the U.S. District Court in the Northern District of Illinois (the Court) dismissed four of the five lawsuits with prejudice and entered judgment in favor of us and our officers and directors. The plaintiffs did not file a timely appeal in these four cases and, consequently, they are now closed. The Court dismissed the fifth lawsuit without prejudice and granted the plaintiff in that case permission to file an amended complaint. The amended complaint does not name us or our officers and directors as defendants.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our financial statements.
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2014 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Issuer Purchases of Equity Securities
The following table summarizes the amount of shares of Class A common stock surrendered to the Company by employees to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock for the specified periods.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2014 to April 30, 2014	2,067	$13.86	N/A	N/A
May 1, 2014 to May 31, 2014	2,526	$14.76	N/A	N/A
June 1, 2014 to June 30, 2014	—	$—	N/A	N/A
Total	4,593	$14.35	N/A	N/A
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description

10.1
Note Purchase Agreement dated as of May 16, 2014 among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.2
Retail Properties of America, Inc. 2014 Long-Term Equity Compensation Plan (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2014).

10.3	Indemnification Agreement, dated May 22, 2014, by and between the Registrant and Peter L. Lynch (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Six-Month Periods Ended June 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	August 5, 2014

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	August 5, 2014

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	August 5, 2014