Form 10-Q
period 2014-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2014-10-28
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 24, 2014:
Class A common stock:    236,599,972 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2014	December 31, 2013
Assets
Investment properties:
Land	$1,222,412	$1,174,065
Building and other improvements	4,550,657	4,586,657
Developments in progress	42,178	43,796
	5,815,247	5,804,518
Less accumulated depreciation	(1,362,980)	(1,330,474)
Net investment properties	4,452,267	4,474,044
Cash and cash equivalents	67,830	58,190
Investment in unconsolidated joint ventures	7,087	15,776
Accounts and notes receivable (net of allowances of $7,898 and $8,197, respectively)	83,428	80,818
Acquired lease intangible assets, net	132,322	129,561
Assets associated with investment properties held for sale	39,815	8,616
Other assets, net	108,138	110,571
Total assets	$4,890,887	$4,877,576

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,652,729	$1,684,633
Unsecured notes payable	250,000	—
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	58,000	165,000
Accounts payable and accrued expenses	65,053	54,457
Distributions payable	39,187	39,138
Acquired lease intangible liabilities, net	103,848	91,881
Liabilities associated with investment properties held for sale	1,206	6,603
Other liabilities	66,688	77,030
Total liabilities	2,686,711	2,568,742

Commitments and contingencies (Note 15)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding at September 30, 2014 and December 31, 2013; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,600 and 236,302 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	237	236
Additional paid-in capital	4,921,946	4,919,633
Accumulated distributions in excess of earnings	(2,719,003)	(2,611,796)
Accumulated other comprehensive loss	(503)	(738)
Total shareholders’ equity	2,202,682	2,307,340
Noncontrolling interests	1,494	1,494
Total equity	2,204,176	2,308,834
Total liabilities and equity	$4,890,887	$4,877,576

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$120,098	$107,487	$354,505	$319,878
Tenant recovery income	29,230	26,636	86,086	73,814
Other property income	2,074	2,002	5,905	6,814
Total revenues	151,402	136,125	446,496	400,506

Expenses:
Property operating expenses	23,638	21,215	72,306	65,454
Real estate taxes	20,574	18,987	58,055	52,617
Depreciation and amortization	54,096	50,847	161,786	161,451
Provision for impairment of investment properties	54,584	27,183	60,378	27,183
Loss on lease terminations	550	221	1,208	813
General and administrative expenses	6,982	6,820	22,794	23,163
Total expenses	160,424	125,273	376,527	330,681

Operating (loss) income	(9,022)	10,852	69,969	69,825

Gain on extinguishment of other liabilities	—	—	4,258	—
Equity in (loss) income of unconsolidated joint ventures, net	(232)	126	(1,443)	(736)
Gain on change in control of investment properties	—	—	24,158	—
Interest expense (Note 9)	(37,356)	(32,092)	(101,092)	(112,364)
Other income, net	4,706	985	5,383	4,146
(Loss) income from continuing operations	(41,904)	(20,129)	1,233	(39,129)

Discontinued operations:
(Loss) income, net	—	(20,278)	(148)	3,226
Gain on sales of investment properties	—	1,705	655	6,635
(Loss) income from discontinued operations	—	(18,573)	507	9,861
Gain on sales of investment properties	15,168	1,150	15,695	5,807
Net (loss) income	(26,736)	(37,552)	17,435	(23,461)
Net (loss) income attributable to the Company	(26,736)	(37,552)	17,435	(23,461)
Preferred stock dividends	(2,362)	(2,362)	(7,087)	(7,087)
Net (loss) income attributable to common shareholders	$(29,098)	$(39,914)	$10,348	$(30,548)

(Loss) earnings per common share — basic and diluted:
Continuing operations	$(0.12)	$(0.09)	$0.04	$(0.17)
Discontinued operations	—	(0.08)	—	0.04
Net (loss) income per common share attributable to common shareholders	$(0.12)	$(0.17)	$0.04	$(0.13)

Net (loss) income	$(26,736)	$(37,552)	$17,435	$(23,461)
Other comprehensive (loss) income:
Net unrealized gain (loss) on derivative instruments (Note 9)	390	(705)	235	396
Comprehensive (loss) income attributable to the Company	$(26,346)	$(38,257)	$17,670	$(23,065)

Weighted average number of common shares outstanding — basic	236,203	236,151	236,177	233,462

Weighted average number of common shares outstanding — diluted	236,203	236,151	236,180	233,462

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net loss	—	—	—	—	—	—	—	(23,461)	—	(23,461)	—	(23,461)
Other comprehensive income	—	—	—	—	—	—	—	—	396	396	—	396
Distributions declared to preferred shareholders ($1.3611 per share)	—	—	—	—	—	—	—	(7,350)	—	(7,350)	—	(7,350)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	—	—	(116,478)	—	(116,478)	—	(116,478)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,532	—	—	83,537	—	83,537
Issuance of restricted common stock	—	—	73	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	48,518	49	(48,518)	(49)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(4)	—	—	—	410	—	—	410	—	410
Balance at September 30, 2013	5,400	$5	187,740	$187	48,519	$49	$4,919,312	$(2,607,382)	$(858)	$2,311,313	$1,494	$2,312,807

Balance at January 1, 2014	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	—	—	17,435	—	17,435	—	17,435
Other comprehensive income	—	—	—	—	—	—	—	—	235	235	—	235
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	—	—	(7,087)	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	—	—	(117,555)	—	(117,555)	—	(117,555)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(114)	—	—	(114)	—	(114)
Issuance of restricted common stock	—	—	303	1	—	—	—	—	—	1	—	1
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(5)	—	—	—	2,427	—	—	2,427	—	2,427
Balance at September 30, 2014	5,400	$5	236,600	$237	—	$—	$4,921,946	$(2,719,003)	$(503)	$2,202,682	$1,494	$2,204,176

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$17,435	$(23,461)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	161,786	171,282
Provision for impairment of investment properties	60,378	59,140
Gain on sales of investment properties	(16,350)	(12,442)
Gain on extinguishment of debt	—	(26,331)
Gain on extinguishment of other liabilities	(4,258)	—
Gain on change in control of investment properties	(24,158)	—
Loss on lease terminations	1,208	813
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	4,000	8,391
Equity in loss of unconsolidated joint ventures, net	1,443	736
Distributions on investments in unconsolidated joint ventures	1,360	6,679
Payment of leasing fees and inducements	(6,818)	(9,341)
Changes in accounts receivable, net	(867)	3,076
Changes in accounts payable and accrued expenses, net	9,734	(137)
Changes in other operating assets and liabilities, net	(9,686)	(7,112)
Other, net	2,745	6,674
Net cash provided by operating activities	197,952	177,967

Cash flows from investing activities:
Changes in restricted escrows, net	676	2,519
Purchase of investment properties	(152,236)	—
Capital expenditures and tenant improvements	(31,254)	(31,456)
Proceeds from sales of investment properties	164,581	67,419
Investment in developments in progress	(2,611)	(887)
Investment in unconsolidated joint ventures	(25)	(7,111)
Distributions of investments in unconsolidated joint ventures	—	836
Other, net	(150)	(77)
Net cash (used in) provided by investing activities	(21,019)	31,243

Cash flows from financing activities:
Proceeds from mortgages and notes payable	3,159	498
Principal payments on mortgages and notes payable	(187,130)	(467,291)
Proceeds from unsecured notes payable	250,000	—
Proceeds from credit facility	365,500	425,000
Repayments of credit facility	(472,500)	(190,000)
Payment of loan fees and deposits, net	(1,550)	(5,380)
Proceeds from issuance of common stock	—	84,835
Distributions paid	(124,593)	(122,898)
Other, net	(179)	(1,722)
Net cash used in financing activities	(167,293)	(276,958)

Net increase (decrease) in cash and cash equivalents	9,640	(67,748)
Cash and cash equivalents, at beginning of period	58,190	138,069
Cash and cash equivalents, at end of period	$67,830	$70,321
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2014	2013
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$91,255	$108,027
Distributions payable	$39,187	$39,130
Accrued capital expenditures and tenant improvements	$4,748	$7,229
Accrued leasing fees and inducements	$139	$1,390
Developments in progress placed in service	$4,047	$—
Forgiveness of mortgage debt	$—	$19,615
Forgiveness of accrued interest, net of escrows held by the lender	$—	$6,716
Shares of Class B common stock converted to Class A common stock	—	48,518

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(318,666)	$—
Accounts receivable, acquired lease intangible and other assets	(29,163)	—
Accounts payable, acquired lease intangible and other liabilities	24,950	—
Mortgages payable assumed, net	146,485	—
Gain on change in control of investment properties	24,158	—
	$(152,236)	$—

Proceeds from sales of investment properties:
Land, building and other improvements, net	$142,655	$51,849
Accounts receivable, acquired lease intangible and other assets	6,986	3,402
Accounts payable, acquired lease intangible and other liabilities	(1,952)	(39)
Mortgages payable	—	(26)
Deferred gains	542	(209)
Gain on sales of investment properties	16,350	12,442
	$164,581	$67,419
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development costs, fair value measurements, provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), provision for income taxes, recoverable amounts of receivables, deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.
The Company’s property ownership as of September 30, 2014 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties (b)	225	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.

(b)	Excludes two wholly-owned operating properties and a portion of a third wholly-owned operating property classified as held for sale as of September 30, 2014.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the condensed consolidated statements of operations and other comprehensive (loss) income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Condensed consolidated statements of equity are included in the quarterly financial statements, including beginning balances, activity for the period and ending balances for total shareholders’

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. As of September 30, 2014, the Company is the controlling member in one less-than-wholly-owned consolidated entity.
The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investments on an ongoing basis as facts and circumstances necessitate. No adjustment to the carrying value of the noncontrolling interests in the Company’s consolidated joint venture investments was made during the nine months ended September 30, 2014 and 2013.
(2)   Summary of Significant Accounting Policies
Refer to the Company’s 2013 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2014.
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
Effective January 1, 2015, with early adoption permitted effective January 1, 2014, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have, or will have, a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. While the threshold for a disposal or disposal group to qualify for discontinued operations treatment has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. The Company has elected to early adopt this pronouncement effective January 1, 2014. The adoption, which is applied prospectively, is anticipated to substantially reduce the number of the Company’s transactions, going forward, that qualify for discontinued operations as compared to historical results. Upon adoption of this pronouncement effective January 1, 2014, the investment properties that were sold or held for sale during 2014, except for Riverpark Phase IIA, which qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations and, as such, are reflected in continuing operations on the condensed consolidated statements of operations and other comprehensive (loss) income.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Effective January 1, 2017, a company’s management will be required to assess the entity’s ability to continue as a going concern every reporting period including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company does not expect the adoption will have a material effect on its consolidated financial statements.
(3)   Acquisitions
During the nine months ended September 30, 2014, the Company acquired seven properties, one outparcel at an existing consolidated multi-tenant retail operating property and the fee interest in an existing consolidated multi-tenant retail operating property that was previously subject to a ground lease with a third party, as summarized below.
On June 23, 2014, the Company paid $6,369 using available cash on hand to acquire an 8,500 square foot single-user outparcel at Southlake Town Square, one of the Company’s existing consolidated multi-tenant retail operating properties, located in Southlake, Texas.
As discussed in Note 10, on June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland Fund, LLC (MS Inland) by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (collectively, the MS Inland acquisitions). The six properties had, at acquisition, a combined fair value of $292,500, with the Company’s partner’s interest valued at $234,000. The Company paid total cash consideration of approximately $120,600, using available cash on hand and proceeds from its unsecured revolving line of credit, before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The properties acquired have a combined total gross leasable area of 1,194,800 square feet. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 in the second quarter of 2014 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Refer to Note 10 for additional transaction details.
On February 27, 2014, the Company acquired a 100% interest in Heritage Square, a 53,100 square foot multi-tenant retail property located in Issaquah, Washington, for a purchase price of $18,022 using proceeds from its unsecured revolving line of credit. In addition, on February 27, 2014, the Company paid $10,350 using available cash on hand to acquire the fee interest in Bed Bath & Beyond Plaza, one of the Company’s existing consolidated multi-tenant retail operating properties located in Miami, Florida that was previously subject to a ground lease with a third party. The Company did not acquire any properties during the nine months ended September 30, 2013.
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
Transaction costs, which were not material, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. In conjunction with the Bed Bath & Beyond Plaza transaction, the Company reversed a straight-line ground rent liability of $4,258, which is presented in “Gain on extinguishment of other liabilities” in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations, including the MS Inland acquisitions and the acquisitions of Heritage Square and the outparcel at Southlake Town Square, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of January 1, 2013. The results of operations associated with the Bed Bath & Beyond Plaza acquisition have not been included in the pro forma presentation as such acquisition was accounted for as an asset acquisition. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total revenues	$151,402	$143,538	$458,523	$422,596
Net loss	$(27,270)	$(38,104)	$(8,759)	$(3,191)
Net loss attributable to common shareholders	$(29,632)	$(40,466)	$(15,846)	$(10,278)
Loss per common share — basic and diluted
Net loss per common share attributable to common shareholders	$(0.13)	$(0.17)	$(0.07)	$(0.04)
Weighted average number of common shares outstanding - basic	236,203	236,151	236,177	233,462
Weighted average number of common shares outstanding - diluted	236,203	236,151	236,180	233,462
(4)   Dispositions
The Company monitors its investment properties to ensure that each property continues to meet financial and strategic objectives. This approach results in the sale of certain non-strategic and non-core assets that no longer meet the Company’s investment criteria.
The Company closed on the following property dispositions during the nine months ended September 30, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished		Gain
Continuing Operations:
August 27, 2014	Four Peaks Plaza	Multi-tenant retail	140,400	$9,900	$9,381	$9,713		$—
August 26, 2014	Crossroads Plaza CVS	Single-user retail	16,000	7,650	7,411	—	(b)	2,863
August 19, 2014	Greenwich Center	Multi-tenant retail	182,600	22,700	21,977	—	(c)	5,871
August 19, 2014	Boston Commons	Multi-tenant retail	103,400	9,820	9,586	—		—
August 15, 2014	Fisher Scientific	Single-user office	114,700	14,000	13,715	—		3,732
August 15, 2014	Stanley Works/Mac Tools	Single-user office	72,500	10,350	10,184	—		1,375
August 1, 2014	Battle Ridge Pavilion	Multi-tenant retail	103,500	14,100	13,722	—		1,327
May 16, 2014	Beachway Plaza & Cornerstone Plaza (d)	Multi-tenant retail	189,600	24,450	23,292	—		527
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	47,150	46,043	—	(e)	—
			1,331,200	160,120	155,311	9,713		15,695
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	9,269	9,204	—	(f)	655
			1,395,500	$169,389	$164,515	$9,713		$16,350

(a)	Aggregate proceeds are net of transaction costs and exclude $66 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The Company repaid the $4,229 mortgage payable prior to the disposition of the property.

(c)	The Company repaid the $14,475 mortgage payable prior to the disposition of the property.

(d)	The terms of the disposition of Beachway Plaza and Cornerstone Plaza were negotiated as a single transaction.

(e)	The Company repaid the $30,124 mortgage payable prior to the disposition of the property.

(f)	The Company repaid the $6,435 mortgage payable prior to the disposition of the property.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2013, the Company sold 20 properties, six of which were sold during the nine months ended September 30, 2013. The dispositions and certain additional transactions, including earnouts, pad sales and condemnations, resulted in aggregate proceeds, net of transaction costs, of $67,419 with aggregate gains of $12,442 during the nine months ended September 30, 2013.
As of September 30, 2014, the Company had entered into contracts to sell the following properties, which qualified for held for sale accounting treatment:

Property Name	Property Location	Property Type	Square Footage
Gloucester Town Center	Gloucester, New Jersey	Multi-tenant retail	107,200
Plaza at Riverlakes	Bakersfield, California	Multi-tenant retail	102,800
Mission Crossing (a)	San Antonio, Texas	Multi-tenant retail	163,400
			373,400

(a)
The anticipated disposition of Mission Crossing does not impact the Company’s property count as the Company will continue to own a single-user parcel at the property, which is not classified as held for sale as of September 30, 2014.

These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to September 30, 2014, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance sheet as of September 30, 2014. However, the anticipated disposition of these properties did not qualify for discontinued operations treatment due to the Company’s early adoption of the revised discontinued operations pronouncement, and, therefore, the operations for these properties for all periods presented continue to be classified within continuing operations in the condensed consolidated statements of operations and other comprehensive (loss) income. Riverpark Phase IIA, which was sold on March 11, 2014, was classified as held for sale as of December 31, 2013.
The following table presents the assets and liabilities associated with the held for sale properties:

	September 30, 2014	December 31, 2013
Assets
Land, building and other improvements	$47,653	$10,285
Accumulated depreciation	(9,666)	(2,206)
Net investment properties	37,987	8,079
Other assets	1,828	537
Assets associated with investment properties held for sale	$39,815	$8,616

Liabilities
Mortgages payable	$—	$6,435
Other liabilities	1,206	168
Liabilities associated with investment properties held for sale	$1,206	$6,603

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, which population consists of investment properties sold and classified as held for sale on or prior to December 31, 2013, including Riverpark Phase IIA, are presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income	$—	$6,390	$(123)	$20,008
Tenant recovery income	—	1,432	144	4,440
Other property income	—	800	23	6,349
Total revenues	—	8,622	44	30,797

Expenses:
Property operating expenses	—	1,031	121	4,003
Real estate taxes	—	1,546	3	4,895
Depreciation and amortization	—	2,971	—	9,831
Provision for impairment of investment properties	—	22,781	—	31,957
Gain on extinguishment of debt	—	—	—	(26,331)
Interest expense	—	590	68	3,269
Other income, net	—	(19)	—	(53)
Total expenses	—	28,900	192	27,571

(Loss) income from discontinued operations, net	$—	$(20,278)	$(148)	$3,226
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
The following table represents a summary of the Company’s unvested restricted shares as of and for the nine months ended September 30, 2014:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance at January 1, 2014	152	$15.11
Shares granted (a)	303	$13.89
Shares vested	(57)	$14.50
Shares forfeited	(1)	$15.61
Balance at September 30, 2014	397	$14.27

(a)	Shares granted vest ratably over periods ranging from one to three years in accordance with the terms of applicable award documents.
During the three months ended September 30, 2014 and 2013, the Company recorded compensation expense of $922 and $133, respectively, related to unvested restricted shares. During the nine months ended September 30, 2014 and 2013, the Company recorded compensation expense of $2,490 and $320, respectively, related to unvested restricted shares. As of September 30, 2014, total unrecognized compensation expense related to unvested restricted shares was $3,052, which is expected to be amortized over a weighted average term of 1.2 years.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s former Director Plan. As of September 30, 2014, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised, options to purchase six shares had expired and options to purchase 11 shares had been forfeited. The Company did not record any compensation expense related to these options during the three months ended September 30, 2014. Compensation expense of $7 related to these options was recorded during the three months ended September 30, 2013. Compensation expense of $3 and $22 related to these options was recorded during the nine months ended September 30, 2014 and 2013, respectively. The Company did not grant any options in 2013 or 2014.
(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	September 30, 2014			December 31, 2013
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,634,083	6.04%	4.2	$1,673,080	6.15%	4.9
Variable rate construction loan (b)	14,518	2.44%	0.1	11,359	2.44%	0.8
Mortgages payable	1,648,601	6.01%	4.2	1,684,439	6.13%	4.9
Premium, net of accumulated amortization	4,726			1,175
Discount, net of accumulated amortization	(598)			(981)
Mortgages payable, net	$1,652,729			$1,684,633

(a)
Includes $8,177 and $8,337 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2014 and December 31, 2013, respectively, and excludes mortgages payable of $6,435 associated with one investment property classified as held for sale as of December 31, 2013. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% and 3.50% to 8.00% as of September 30, 2014 and December 31, 2013, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
Mortgages Payable
During the nine months ended September 30, 2014, the Company made mortgages payable repayments in the total amount of $174,635 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $12,440 related to amortizing loans). The loans repaid during the nine months ended September 30, 2014 had fixed interest rates with a weighted average interest rate of 6.04%. In addition, during the nine months ended September 30, 2014, as part of the MS Inland acquisitions, the Company assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2014, the Company had guaranteed $7,851 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2014 through September 30, 2016 (see Note 15). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the properties may secure the debt of another of the Company’s properties. As of September 30, 2014, the most significant cross-collateralized mortgage loan was the IW JV 2009, LLC mortgage in the amount of $477,654, which is cross-collateralized by 55 properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$4,607	$377,328	$67,908	$321,315	$12,618	$850,307	$1,634,083
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000
Unsecured notes payable	—	—	—	—	—	250,000	250,000
Total fixed rate debt	4,607	377,328	67,908	321,315	312,618	1,100,307	2,184,083

Variable rate debt:
Construction loan	14,518	—	—	—	—	—	14,518
Unsecured credit facility	—	—	—	58,000	150,000	—	208,000
Total variable rate debt	14,518	—	—	58,000	150,000	—	222,518
Total debt (c)	$19,125	$377,328	$67,908	$379,315	$462,618	$1,100,307	$2,406,601

Weighted average interest rate on debt:
Fixed rate debt	6.25%	5.58%	5.07%	5.53%	2.19%	6.02%	5.30%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.68%
Total	3.36%	5.58%	5.07%	4.94%	2.00%	6.02%	4.96%

(a)
Includes $8,177 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2014. Excludes mortgage premium of $4,726 and discount of $(598), net of accumulated amortization, which was outstanding as of September 30, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of September 30, 2014, the weighted average years to maturity of consolidated indebtedness was 4.5 years.
The Company plans on addressing its debt maturities by using available cash on hand, proceeds from its unsecured revolving line of credit and capital markets transactions.
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

Unsecured Notes Payable	Maturity Date	Principal Balance as of September 30, 2014	Interest Rate/ Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The Note Purchase Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Note Purchase Agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of September 30, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the Note Purchase Agreement.

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
The credit facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, the Company received an investment grade credit rating. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of September 30, 2014, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the Company’s credit facility as of September 30, 2014:

Credit Facility	Maturity Date	Balance as of September 30, 2014	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.61%
Revolving line of credit - variable rate	May 12, 2017	58,000	1.66%
	Total	$508,000	1.84%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of September 30, 2014.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of September 30, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is subsequently reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $862 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Interest rate swaps	2	2	$308,177	$308,337
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 14 to the condensed consolidated financial statements.

	Fair Value
	September 30, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps	$503	$751
The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive (loss) income.

Derivatives in Cash Flow Hedging Relationships	Amount of (Gain) Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2014	$(92)	$649	Interest expense	$298	$884	Other income, net	$—	$(13)
2013	$1,209	$1,113	Interest expense	$504	$1,509	Other income, net	$41	$(891)
(10) Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
MS Inland (a)	4/27/2007	—%	20.0%	$—	$6,915
Oak Property and Casualty LLC (b)	10/1/2006	25.0%	20.0%	7,087	8,861
				$7,087	$15,776

(a)
The MS Inland unconsolidated joint venture was formed with a large state pension fund; the Company was the managing member of the venture and earned fees for providing property management and leasing services. The Company had the ability to exercise significant influence, but did not have financial or operating control over this joint venture, and as a result the Company accounted for its investment pursuant to the equity method of accounting. On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland through the acquisition of the six properties owned by the joint venture.

(b)
Oak Property & Casualty LLC (the Captive) is an insurance association owned by the Company and three other unaffiliated parties (four other unaffiliated parties as of December 31, 2013). The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage exposures and recoup expenses through the function of the Captive. It has been determined that the Captive is a variable interest entity, but because the Company does not hold the power to most significantly impact the Captive’s performance, the Company is not considered the primary beneficiary. Accordingly, the Company’s investment in the Captive is accounted for pursuant to the equity method of accounting. The Company’s risk of loss is limited to its investment and the Company is not required to fund additional capital

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

to the Captive. On August 29, 2014, the Company provided written notice of its termination in the Captive, effective December 1, 2014, at which time it plans to establish a new wholly-owned captive insurance company.
Under the equity method of accounting, the Company’s net equity investment in each unconsolidated joint venture is reflected in the accompanying condensed consolidated balance sheets and the Company’s share of net income or loss from each unconsolidated joint venture is reflected in the accompanying condensed consolidated statements of operations and other comprehensive (loss) income. Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in the accompanying condensed consolidated statements of cash flows.
Combined condensed financial information of the Company’s joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	Combined Condensed Total
	September 30, 2014	December 31, 2013
Assets
Real estate assets	$—	$270,916
Less accumulated depreciation	—	(52,624)
Real estate, net	—	218,292

Other assets, net	25,648	49,227
Total assets	$25,648	$267,519

Liabilities
Mortgage debt	$—	$142,537
Other liabilities, net	16,332	22,725
Total liabilities	16,332	165,262

Total equity	9,316	102,257
Total liabilities and equity	$25,648	$267,519

	Three Months Ended September 30,
	RioCan (a)		Hampton (b)		Other Joint Ventures (c)		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Property related income	$—	$12,036	$—	$—	$—	$6,957	$—	$18,993
Other income	—	—	—	—	1,795	2,070	1,795	2,070
Total revenues	—	12,036	—	—	1,795	9,027	1,795	21,063

Expenses:
Property operating expenses	—	1,699	—	—	—	912	—	2,611
Real estate taxes	—	2,155	—	—	—	1,268	—	3,423
Depreciation and amortization	—	6,767	—	—	—	2,422	—	9,189
Loss (gain) on lease terminations	—	4	—	—	—	(22)	—	(18)
General and administrative expenses	—	163	—	—	50	107	50	270
Interest expense, net	—	2,219	—	—	—	1,783	—	4,002
Other (income) expense, net	—	(4,442)	—	—	5,919	604	5,919	(3,838)
Total expenses	—	8,565	—	—	5,969	7,074	5,969	15,639

Income (loss) from continuing operations	—	3,471	—	—	(4,174)	1,953	(4,174)	5,424
(Loss) income from discontinued operations (d)	—	(206)	—	—	—	2	—	(204)
Net income (loss)	$—	$3,265	$—	$—	$(4,174)	$1,955	$(4,174)	$5,220

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30,
	RioCan (a)		Hampton (b)		Other Joint Ventures (c)		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues:
Property related income	$—	$36,758	$—	$—	$11,853	$20,894	$11,853	$57,652
Other income	—	—	—	—	5,818	6,144	5,818	6,144
Total revenues	—	36,758	—	—	17,671	27,038	17,671	63,796

Expenses:
Property operating expenses	—	5,001	—	—	1,660	2,635	1,660	7,636
Real estate taxes	—	6,187	—	—	2,339	3,935	2,339	10,122
Depreciation and amortization	—	21,128	—	—	4,117	7,314	4,117	28,442
Loss (gain) on lease terminations	—	836	—	—	(169)	(6)	(169)	830
General and administrative expenses	—	457	—	6	220	357	220	820
Interest expense, net	—	7,033	—	(1,758)	3,028	5,349	3,028	10,624
Other (income) expense, net	—	(4,436)	—	(13)	11,006	4,479	11,006	30
Total expenses	—	36,206	—	(1,765)	22,201	24,063	22,201	58,504

Income (loss) from continuing operations	—	552	—	1,765	(4,530)	2,975	(4,530)	5,292
(Loss) income from discontinued operations (d)	—	(1,026)	—	(117)	—	52	—	(1,091)
Gain on sales of investment properties - discontinued operations	—	—	—	1,019	—	—	—	1,019
Net (loss) income	$—	$(474)	$—	$2,667	$(4,530)	$3,027	$(4,530)	$5,220

(a)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan).

(b)	During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton Retail Colorado, L.L.C. (Hampton).

(c)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(d)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and, the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating results for the portfolio of properties held by the Company’s MS Inland unconsolidated joint venture are presented within “(Loss) income from continuing operations” above given that the Company’s acquisition of its partner’s 80% interest in all of the properties was a transaction among partners. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “Income (loss) from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Three Months Ended September 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Three Months Ended September 30,		Fees Earned by the Company for the Three Months Ended September 30,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland (a)	$—	$163	$—	$490	$—	$204
Captive	(232)	(348)	—	—	—	—
Hampton	—	—	—	—	—	—
RioCan (b)	—	290	—	(3,405)	—	523
	$(232)	$105	$—	$(2,915)	$—	$727

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	The Company’s Share of Net Income (Loss) for the Nine Months Ended September 30,		Net Cash Distributions from/(Contributions to) Joint Ventures for the Nine Months Ended September 30,		Fees Earned by the Company for the Nine Months Ended September 30,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland (a)	$241	$475	$1,360	$1,943	$338	$622
Captive	(1,799)	(1,821)	(25)	—	—	—
Hampton (c)	—	2,576	—	855	—	1
RioCan (b)	—	(176)	—	(2,394)	—	1,648
	$(1,558)	$1,054	$1,335	$404	$338	$2,271

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(b)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

(c)
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

In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences is recorded within “Equity in (loss) income of unconsolidated joint ventures, net” in the condensed consolidated statements of operations and other comprehensive (loss) income. Such basis differences resulted from the differences between the Company’s net book values based on historical cost and the fair values of investment properties contributed to its unconsolidated joint ventures and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $0 and $21, which was accretive to net income, related to these differences during the three months ended September 30, 2014 and 2013, respectively. The Company recorded amortization of $115 and $44, which was accretive to net income, related to these differences during the nine months ended September 30, 2014 and 2013, respectively.
The Company’s investments in unconsolidated joint ventures are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges of $1,834 were recorded during the nine months ended September 30, 2013 to write down the carrying value of the Company’s investment in Hampton. The Company’s Hampton joint venture arrangement was dissolved during the year ended December 31, 2013. No impairment charges to the Company’s investments in unconsolidated joint ventures were considered necessary during the nine months ended September 30, 2014.
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

Fair value of the net assets acquired at 100%	$150,802

Fair value of the net assets acquired at 20%	$30,160
Carrying value of the Company’s previous investment in the six properties acquired on June 5, 2014	(6,002)
Gain on change in control of investment properties	$24,158

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
The Company did not sell any shares under its ATM equity program during the nine months ended September 30, 2014.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Third quarter 2013	—	$—	$—
Year to date September 30, 2013	5,547	$83,527	$15.29

First quarter 2014	—	$—	$—
Second quarter 2014	—	$—	$—
Third quarter 2014	—	$—	$—
Year to date September 30, 2014	—	$—	$—
As of September 30, 2014, the Company had common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(12) Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations, excluding amounts attributable to noncontrolling interests:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Numerator:
(Loss) income from continuing operations	$(41,904)		$(20,129)		$1,233		$(39,129)
Gain on sales of investment properties	15,168		1,150		15,695		5,807
Preferred stock dividends	(2,362)		(2,362)		(7,087)		(7,087)
(Loss) income from continuing operations attributable to common shareholders	(29,098)		(21,341)		9,841		(40,409)
(Loss) income from discontinued operations	—		(18,573)		507		9,861
Net (loss) income attributable to common shareholders	(29,098)		(39,914)		10,348		(30,548)
Distributions paid on unvested restricted shares	(65)		(18)		(159)		(41)
Net (loss) income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$(29,163)		$(39,932)		$10,189		$(30,589)

Denominator:
Denominator for (loss) earnings per common share — basic:
Weighted average number of common shares outstanding	236,203	(a)	236,151	(b)	236,177	(a)	233,462	(b)
Effect of dilutive securities — stock options	—	(c)	—	(c)	3	(c)	—	(c)
Denominator for (loss) earnings per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,203		236,151		236,180		233,462

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
Excluded from these weighted average amounts are 397 shares of unvested restricted common stock, which equate to 397 and 353 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2014. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from these weighted average amounts are 109 shares of unvested restricted common stock, which equate to 109 and 93 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
There were outstanding options to purchase 66 and 78 shares of common stock as of September 30, 2014 and 2013, respectively, at a weighted average exercise price of $19.09 and $19.10, respectively. Of these outstanding options, 54 and 78 shares of common stock as of September 30, 2014 and 2013, respectively, at a weighted average exercise price of $20.72 and $19.10, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(13) Provision for Impairment of Investment Properties
As of September 30, 2014, the Company identified certain indicators of impairment for 10 of its properties, three of which were classified as held for sale as of September 30, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed individual cash flow analyses for this population and determined it necessary to record impairment charges to write down the carrying value of its investment in three properties, one of which was classified as held for sale as of September 30, 2014. For the remaining seven properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded the respective carrying value by a weighted average of 58%. In addition, during the nine months ended September 30, 2014, the Company recorded impairment charges related to the dispositions of Midtown Center, Boston Commons and Four Peaks Plaza.
The investment property impairment charges recorded by the Company during the nine months ended September 30, 2014 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center (b)	Multi-tenant retail	Various	107,200	6,148
Boston Commons (c)	Multi-tenant retail	August 19, 2014	103,400	453
Four Peaks Plaza (c)	Multi-tenant retail	August 27, 2014	140,400	4,154
Shaw’s Supermarket (d)	Single-user retail	September 30, 2014	65,700	6,230
The Gateway (e)	Multi-tenant retail	September 30, 2014	623,200	42,999
			Total	$60,378
	Estimated fair value of impaired properties as of impairment date			$155,720

(a)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was sold on April 1, 2014, but is included in continuing operations due to the Company’s early adoption of the 2014 discontinued operations pronouncement. See Note 2 for further details.

(b)
The Company recorded an impairment charge of $5,400 during the second quarter of 2014 initially based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party and an additional impairment charge of $748 during the third quarter of 2014 based upon the final disposition price and the related terms and conditions of the executed sales contract. This property was classified as held for sale as of September 30, 2014 and was sold on October 2, 2014.

(c)	During August 2014, the Company recorded an impairment charge in conjunction with the sale of the property based upon the terms and conditions of an executed sales contract.

(d)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property.

(e)
The Company recorded an impairment charge as a result of a combination of factors including the expected impact on future operating results stemming from a re-evaluation of the anticipated positioning of, and tenant population at, the property and a re-evaluation of other potential strategic alternatives for the property.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As part of its analyses performed during the nine months ended September 30, 2013, the Company identified certain indicators of impairment at 18 of its properties (five of which were classified as held for sale as of September 30, 2013 and 12 of which were subsequently sold). The Company performed cash flow analyses during the nine months ended September 30, 2013 and determined it necessary to record an impairment charge to write down the carrying value of its investment in four properties to their estimated fair value, two of which were classified as held for sale as of September 30, 2013. Of the remaining 14 properties, three were classified as held for sale as of September 30, 2013. For the remaining 11 properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying values by a weighted average of 25%.
The investment property impairment charges recorded by the Company during the nine months ended September 30, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Approximate Square Footage	Provision for Impairment of Investment Properties
Continuing Operations:
Aon Hewitt East Campus (a)	Single-user office	September 30, 2013	343,000	$27,183
				27,183
Discontinued Operations:
University Square (b)	Multi-tenant retail	June 30, 2013	287,000	6,694
Raytheon Facility (c)	Single-user office	Various	105,000	2,518
Shops at 5 (d)	Multi-tenant retail	September 30, 2013	421,700	20,601
Preston Trail Village (e)	Multi-tenant retail	September 30, 2013	180,000	1,939
Rite Aid - Atlanta (e)	Single-user retail	September 30, 2013	10,900	205
				31,957
			Total	$59,140
	Estimated fair value of impaired properties as of impairment date			$77,853

(a)	The Company recorded an impairment charge based upon the terms of a bona fide purchase offer received from an unaffiliated third party.

(b)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was sold on October 25, 2013.

(c)
The Company recorded an impairment charge of $2,482 during the second quarter of 2013 initially based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party and an additional impairment charge of $36 on July 31, 2013, the date of disposition, based upon the final disposition price and related terms and conditions of the executed sales contract.

(d)	The Company recorded an impairment charge based upon the terms and conditions of a negotiated sales contract with an unaffiliated third party.

(e)	The Company recorded impairment charges calculated based upon an estimated fair value equal to expected sales prices from executed sales agreements less estimated transaction costs.
The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(14) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,652,729	$1,789,231	$1,684,633	$1,827,638
Unsecured notes payable	$250,000	$254,967	$—	$—
Credit facility	$508,000	$509,761	$615,000	$617,478
Derivative liability	$503	$503	$751	$751
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

	Level 1	Level 2	Level 3	Total
September 30, 2014
Derivative liability	$—	$503	$—	$503

December 31, 2013
Derivative liability	$—	$751	$—	$751
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014 and December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis at September 30, 2014 and December 31, 2013, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the nine months ended September 30, 2014 and year ended December 31, 2013, except for those properties sold prior to September 30, 2014 and December 31, 2013, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Level 1	Level 2	Level 3	Total	Provision for Impairment (a)
September 30, 2014
Investment properties - held for sale (b)	$—	$10,350	$—	$10,350	$6,148
Investment properties (c)	$—	$—	$78,500	$78,500	$49,229

December 31, 2013
Investment properties (d)	$—	$—	$75,000	$75,000	$59,486

(a)	Excludes impairment charges recorded on investment properties sold prior to September 30, 2014 and December 31, 2013, respectively.

(b)
Represents impairment charges of $5,400 and $748 recorded during the three months ended June 30, 2014 and September 30, 2014, respectively, to write down the carrying value of the Company’s Gloucester Town Center investment property to estimated fair value. The charge recorded during the three months ended September 30, 2014, calculated as the final disposition price of the executed sales contract less transaction costs, as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The transaction costs totaling $594 are not reflected as a reduction to the fair value disclosed in the table above.

(c)
Represents impairment charges to write down the carrying value of the Company’s Shaw’s Supermarket and The Gateway investment properties to estimated fair value. The Company’s re-evaluation of strategic alternatives for Shaw’s Supermarket was the primary driver of the impairment charge recorded for that property. The Company recorded an impairment charge for The Gateway as a result of a combination of factors including the expected impact on future operating results stemming from a re-evaluation of the anticipated positioning of, and tenant population at, the property and a re-evaluation of other potential strategic alternatives for the property. The estimated fair values of Shaw’s Supermarket and The Gateway of $3,100 and $75,400, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following are the key Level 3 inputs used in estimating the fair value of Shaw’s Supermarket and The Gateway as of September 30, 2014.

	2014
	Low	High
Rental growth rates	Varies (i)	Varies (i)
Operating expense growth rates	1.39%	3.70%
Discount rates	8.25%	9.50%
Terminal capitalization rates	7.50%	8.50%
(i) Since cash flow models are established at the tenant level, projected rental revenue growth rates fluctuate over the course of the estimated holding period based upon the timing of lease rollover, amount of available space and other property and space-specific factors.

(d)
Includes impairment charges to write down the carrying value of the Company’s Aon Hewitt East Campus, Four Peaks Plaza and Lake Mead Crossing investment properties to estimated fair value. The estimated fair value of Aon Hewitt East Campus of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 input). A change in the Company’s estimated holding period was the primary driver of the impairment charges recorded to the Company’s investments in Four Peaks Plaza and Lake Mead Crossing. The estimated fair values of Four Peaks Plaza and Lake Mead Crossing of $14,000 and $43,000, respectively, were determined using the income approach. See (b) above for full description of the income approach. The following are the key Level 3 inputs used in estimating the fair value of Four Peaks Plaza and Lake Mead Crossing as of December 31, 2013.

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

	Level 1	Level 2	Level 3	Total
September 30, 2014
Mortgages payable, net	$—	$—	$1,789,231	$1,789,231
Unsecured notes payable	$—	$—	$254,967	$254,967
Credit facility	$—	$—	$509,761	$509,761

December 31, 2013
Mortgages payable, net	$—	$—	$1,827,638	$1,827,638
Credit facility	$—	$—	$617,478	$617,478
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property, and its leverage ratio. The rates used range from 2.4% to 4.3% and 2.4% to 5.6% at September 30, 2014 and December 31, 2013, respectively.
Unsecured notes payable: The Company estimates the fair value of its unsecured notes payable by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 4.13% as of September 30, 2014.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used were 1.35% and 1.40% for the unsecured term loan and unsecured revolving line of credit, respectively, as of both September 30, 2014 and December 31, 2013.
There were no transfers of liabilities between the levels of the fair value hierarchy during the nine months ended September 30, 2014.
(15) Commitments and Contingencies
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2014, the Company has guaranteed $7,851 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2014 through September 30, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(16) Litigation
As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain shareholders of the Company filed putative class action lawsuits against the Company and certain of its officers and directors.
On June 10, 2014, the U.S. District Court in the Northern District of Illinois (the Court) dismissed four of the five lawsuits with prejudice and entered judgment in favor of the Company and its officers and directors. The Court dismissed the fifth lawsuit without prejudice and granted the plaintiff in that case permission to file an amended complaint. The amended complaint did not name the Company or its officers and directors as defendants. On August 6, 2014, in the fifth lawsuit, the Court entered judgment in favor of the Company and its officers and directors. The plaintiffs did not file a timely appeal from the June 10, 2014 dismissal order and judgments, and the time to appeal has now expired in all five lawsuits. Consequently, the lawsuits against the Company and its officers and directors are now closed.
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the financial statements of the Company.
(17) Subsequent Events
Subsequent to September 30, 2014, the Company:

•	repaid $20,000, net of borrowings, on its unsecured revolving line of credit using proceeds from dispositions;

•
closed on the sale of Gloucester Town Center, a 107,200 square foot multi-tenant retail property located in Gloucester, New Jersey for a sales price of $10,350 with no significant gain or loss on sale due to impairment charges previously recognized; and

•	closed on the sale of a portfolio of five single-user retail properties aggregating 65,400 square feet for a total sales price of $24,400 with an anticipated gain on sale of approximately $6,363.
On October 21, 2014, the Company’s board of directors declared the cash dividend for the fourth quarter of 2014 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2014 to preferred shareholders of record at the close of business on December 19, 2014.
On October 21, 2014, the Company’s board of directors declared the distribution for the fourth quarter of 2014 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on January 9, 2015 to Class A common shareholders of record at the close of business on December 26, 2014.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document, in our Annual Report on Form 10-K for the year ended December 31, 2013 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis summarizes our portfolio and company highlights and compares our results of operations for the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013. It should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of September 30, 2014, we owned 218 retail operating properties representing 31,100,000 square feet of gross leasable area (GLA). Our retail operating portfolio primarily includes power centers, neighborhood and community centers and lifestyle centers, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office and industrial properties, as of September 30, 2014:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Retail (b)	218	31,100	93.3%	94.7%
Office	6	1,473	100.0%	100.0%
Industrial	1	159	100.0%	100.0%
Total operating portfolio	225	32,732	93.7%	95.0%

(a)	Includes leases signed but not commenced.

(b)	Excludes two consolidated multi-tenant retail operating properties and a portion of a third consolidated multi-tenant retail operating property classified as held for sale as of September 30, 2014.
In addition to our operating portfolio, as of September 30, 2014, we held interests in three retail properties under development, one of which is held in a consolidated joint venture.
Company Highlights — Nine Months Ended September 30, 2014
Leasing Activity
Leasing activity in our retail operating portfolio remained strong during the nine months ended September 30, 2014, as we signed 572 leases for a total of approximately 3,233,000 square feet, achieving a renewal rate of 86.0%. Rental rates for comparable new leases signed during 2014 increased approximately 14.9% and rental rates for comparable renewal leases signed during 2014 increased by approximately 5.2% over previous rental rates, for a combined comparable releasing spread of approximately 5.9% for the nine months ended September 30, 2014. We anticipate continued strength in leasing volume for the remainder of 2014.

The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the nine months ended September 30, 2014. Leases of less than 12 months have been excluded.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	393	2,543	$15.73	$14.95	5.2%	5.16	$0.98
Comparable New Leases	42	137	22.12	19.25	14.9%	8.10	31.97
Non-Comparable New and Renewal Leases (b)	137	553	17.58	n/a	n/a	5.94	18.53
Total	572	3,233	$16.06	$15.17	5.9%	5.47	$5.30

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Acquisitions
During the nine months ended September 30, 2014, our acquisition activity totaled $268,741, on a pro rata basis, and included seven multi-tenant retail operating properties, one outparcel at an existing consolidated multi-tenant retail operating property and the fee interest in an existing consolidated multi-tenant retail operating property that was previously subject to a ground lease with a third party, as detailed below.
We paid $6,369 to acquire an 8,500 square foot single-user outparcel at Southlake Town Square, one of our existing consolidated multi-tenant retail operating properties, located in Southlake, Texas.
We also continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets through the acquisition of our partner’s 80% ownership interest in the six multi-tenant retail properties owned by our MS Inland Fund, LLC (MS Inland and collectively, the MS Inland acquisitions) unconsolidated joint venture. The six properties had, at acquisition, a combined fair value of $292,500, with our partner’s interest valued at $234,000. We paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The properties acquired have a combined total gross leasable area of 1,194,800 square feet.
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
Dispositions
During the nine months ended September 30, 2014, our disposition activity totaled $169,389, as we continued to pursue targeted dispositions of select non-strategic and non-core properties, closing on the sales of two single-user retail operating properties aggregating 80,300 square feet for total consideration of $16,919, two single-user office properties aggregating 187,200 square feet for total consideration of $24,350 and seven multi-tenant retail operating properties aggregating 1,128,000 square feet for total consideration of $128,120.
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
Additionally, during the nine months ended September 30, 2014, we continued to prudently manage our balance sheet by repaying mortgage debt, including prepaying certain longer dated maturities, in amounts totaling $174,635 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $12,440 related to amortizing loans).

We also repaid $107,000, net of borrowings, on our unsecured revolving line of credit. As discussed above, as part of the MS Inland acquisitions, we assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
Distributions
We declared quarterly distributions totaling $1.3125 per share of preferred stock and quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2014.
Results of Operations
We believe that net operating income (NOI) is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income and other property income, excluding straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense, amortization of acquired ground lease intangible liability and straight-line bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.
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
Comparison of the Three Months Ended September 30, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 210 operating properties acquired or placed in service prior to July 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 210 as of September 30, 2014 from 218 as of June 30, 2014 as a result of the following:

•	sale of six same store investment properties during the three months ended September 30, 2014; and

•	two same store investment properties classified as held for sale as of September 30, 2014.
The sale of Greenwich Center in August 2014 had no impact on the change in our same store property count because it was classified as held for sale as of June 30, 2014, and, as such, was removed from the same store portfolio at that time. In addition, Mission Crossing is classified as held for sale as of September 30, 2014 but does not impact our same store property count as we will continue to own a single-user parcel at the property, which is not classified as held for sale as of September 30, 2014.
The properties and financial results reported in “Other investment properties” primarily include the properties acquired after June 30, 2013, our development properties, a property where we began activities during 2014 in anticipation of a future redevelopment, the investment properties that were sold or held for sale in 2014 that did not qualify for discontinued operations treatment and the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during 2014.

	Three Months Ended September 30,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (210 properties):
Rental income	$102,727	$100,311	$2,416	2.4
Tenant recovery income	24,381	24,925	(544)	(2.2)
Other property income	1,749	1,764	(15)	(0.9)
Other investment properties:
Rental income	16,383	6,968	9,415
Tenant recovery income	4,849	1,711	3,138
Other property income	179	51	128
Operating expenses:
Same store investment properties (210 properties):
Property operating expenses	(18,997)	(18,740)	(257)	(1.4)
Real estate taxes	(17,200)	(17,746)	546	3.1
Other investment properties:
Property operating expenses	(3,825)	(1,734)	(2,091)
Real estate taxes	(3,374)	(1,241)	(2,133)
Net operating income from continuing operations:
Same store investment properties	92,660	90,514	2,146	2.4
Other investment properties	14,212	5,755	8,457
Total net operating income from continuing operations	106,872	96,269	10,603	11.0

Other income (expense):
Straight-line rental income, net	875	93	782
Amortization of acquired above and below market lease intangibles, net	289	182	107
Amortization of lease inducements	(176)	(67)	(109)
Lease termination fees	146	187	(41)
Straight-line ground rent expense	(956)	(741)	(215)
Amortization of acquired ground lease intangible liability	140	—	140
Depreciation and amortization	(54,096)	(50,847)	(3,249)
Provision for impairment of investment properties	(54,584)	(27,183)	(27,401)
Loss on lease terminations	(550)	(221)	(329)
General and administrative expenses	(6,982)	(6,820)	(162)
Equity in (loss) income of unconsolidated joint ventures, net	(232)	126	(358)
Interest expense	(37,356)	(32,092)	(5,264)
Other income, net	4,706	985	3,721
Total other expense	(148,776)	(116,398)	(32,378)

Loss from continuing operations	(41,904)	(20,129)	(21,775)
Discontinued operations:
Loss, net	—	(20,278)	20,278
Gain on sales of investment properties	—	1,705	(1,705)
Loss from discontinued operations	—	(18,573)	18,573
Gain on sales of investment properties	15,168	1,150	14,018
Net loss	(26,736)	(37,552)	10,816
Net loss attributable to the Company	(26,736)	(37,552)	10,816
Preferred stock dividends	(2,362)	(2,362)	—
Net loss attributable to common shareholders	$(29,098)	$(39,914)	$10,816
Same store net operating income increased $2,146, or 2.4%, primarily due to the following:

•	rental income increased $2,416 primarily due to an increase of $1,450 from occupancy growth, $649 from contractual rent changes and $625 from leasing spreads;
partially offset by

•	total operating expenses, net of tenant recovery income, increased $255 primarily due to an increase in bad debt expense of $331.

Total net operating income increased $10,603, or 11.0%, primarily due to an increase of $10,205 in net operating income related to the properties acquired during 2013 and 2014 and the increase due to the same store changes noted above, partially offset by a decrease of $2,371 in net operating income related to the properties sold in 2014.
Other income (expense). Total other expense increased $32,378, or 27.8%, primarily due to:

•
a $27,401 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $54,584 and $27,183 for the three months ended September 30, 2014 and 2013, respectively;

•	a $5,264 increase in interest expense primarily consisting of prepayment penalties of $5,129 incurred during the three months ended September 30, 2014;

•	a $3,249 increase in depreciation and amortization primarily due to the acquisition of properties in the fourth quarter of 2013 and in 2014;
partially offset by

•	a $3,721 increase in other income, net primarily due to the reversal of a $4,594 excise tax accrual during the three months ended September 30, 2014.
Discontinued operations. No discontinued operations activity was reported for the three months ended September 30, 2014. Discontinued operations activity reported for the three months ended September 30, 2013 consist of 20 properties that were sold during the year ended December 31, 2013 and one property classified as held for sale as of December 31, 2013, including 12 multi-tenant retail properties, six single-user retail properties, two single-user office properties and one single-user industrial property. The 2013 dispositions aggregated 2,833,900 square feet for consideration totaling $328,045, extinguishment of other liabilities of $3,511 and gains of $41,279 during the year ended December 31, 2013.
Comparison of the Nine Months Ended September 30, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 210 operating properties acquired or placed in service prior to January 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 210 as of September 30, 2014 from 218 as of June 30, 2014. Refer to the lead in paragraph to the comparison of the three months ended September 30, 2014 and 2013 table for an explanation of the change in the number of properties in our same store portfolio.

	Nine Months Ended September 30,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (210 properties):
Rental income	$306,864	$299,900	$6,964	2.3
Tenant recovery income	72,676	68,405	4,271	6.2
Other property income	5,048	5,126	(78)	(1.5)
Other investment properties:
Rental income	43,567	20,373	23,194
Tenant recovery income	13,410	5,409	8,001
Other property income	578	176	402
Operating expenses:
Same store investment properties (210 properties):
Property operating expenses	(58,322)	(57,913)	(409)	(0.7)
Real estate taxes	(49,374)	(48,781)	(593)	(1.2)
Other investment properties:
Property operating expenses	(11,470)	(5,081)	(6,389)
Real estate taxes	(8,681)	(3,836)	(4,845)
Net operating income from continuing operations:
Same store investment properties	276,892	266,737	10,155	3.8
Other investment properties	37,404	17,041	20,363
Total net operating income from continuing operations	314,296	283,778	30,518	10.8

Other income (expense):
Straight-line rental income, net	3,979	(835)	4,814
Amortization of acquired above and below market lease intangibles, net	628	571	57
Amortization of lease inducements	(533)	(131)	(402)
Lease termination fees	279	1,327	(1,048)
Straight-line ground rent expense	(2,934)	(2,275)	(659)
Amortization of acquired ground lease intangible liability	420	—	420
Depreciation and amortization	(161,786)	(161,451)	(335)
Provision for impairment of investment properties	(60,378)	(27,183)	(33,195)
Loss on lease terminations	(1,208)	(813)	(395)
General and administrative expenses	(22,794)	(23,163)	369
Gain on extinguishment of other liabilities	4,258	—	4,258
Equity in loss of unconsolidated joint ventures, net	(1,443)	(736)	(707)
Gain on change in control of investment properties	24,158	—	24,158
Interest expense	(101,092)	(112,364)	11,272
Other income, net	5,383	4,146	1,237
Total other expense	(313,063)	(322,907)	9,844

Income (loss) from continuing operations	1,233	(39,129)	40,362
Discontinued operations:
(Loss) income, net	(148)	3,226	(3,374)
Gain on sales of investment properties	655	6,635	(5,980)
Income from discontinued operations	507	9,861	(9,354)
Gain on sales of investment properties	15,695	5,807	9,888
Net income (loss)	17,435	(23,461)	40,896
Net income (loss) attributable to the Company	17,435	(23,461)	40,896
Preferred stock dividends	(7,087)	(7,087)	—
Net income (loss) attributable to common shareholders	$10,348	$(30,548)	$40,896
Same store net operating income increased $10,155, or 3.8%, primarily due to the following:

•
rental income increased $6,964 primarily due to an increase of $4,553 from occupancy growth, $2,053 from leasing spreads and $1,720 from contractual rent changes, partially offset by a decrease of $754 from negotiated rent reductions and co-tenancy provisions in certain leases; and

•
total operating expenses, net of tenant recovery income, decreased $3,269 primarily as a result of an increase in tenant recovery income caused by an increase in recoverable property operating expenses and real estate taxes and negative adjustments from the common area maintenance and real estate tax reconciliation process in 2013.

Total net operating income increased $30,518, or 10.8%, primarily due to an increase of $22,764 in net operating income related to the properties acquired during 2013 and 2014, and the increase due to the same store changes noted above, partially offset by a decrease of $3,147 in net operating income related to the properties sold in 2014.
Other income (expense). Total other expense decreased $9,844, or 3.0%, primarily due to:

•
a $24,158 increase in gain on change in control of investment properties associated with the dissolution of our MS Inland unconsolidated joint venture during 2014 (see Note 10 to the condensed consolidated financial statements);

•	an $11,272 decrease in interest expense primarily consisting of a $10,199 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•
a $4,814 increase in straight-line rental income, net consisting of an increase of $2,639 due to the terms of, modification to and early terminations of tenant leases within our portfolio and $2,175 related to properties acquired in 2013 or 2014 and properties disposed of in 2014 that did not meet the qualifications for discontinued operations treatment;

partially offset by

•
a $33,195 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 13 and 14 to the condensed consolidated financial statements), we recognized impairment charges of $60,378 and $27,183 for the nine months ended September 30, 2014 and 2013, respectively.

Discontinued operations. Discontinued operations for the nine months ended September 30, 2014 consist of amounts related to one property that was sold, and which was classified as held for sale as of December 31, 2013. No additional properties qualified for discontinued operations classification and presentation during the nine months ended September 30, 2014. Discontinued operations also consist of 20 properties that were sold during the year ended December 31, 2013. Refer to the discussion regarding discontinued operations within the comparison of the three months ended September 30, 2014 and 2013 for additional information.
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

FFO and Operating FFO are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income attributable to common shareholders	$(29,098)	$(39,914)	$10,348	$(30,548)
Depreciation and amortization	54,691	56,236	164,291	179,362
Provision for impairment of investment properties	54,584	49,964	60,378	59,426
Gain on sales of investment properties (a)	(15,168)	(2,855)	(40,508)	(13,419)
FFO	$65,009	$63,431	$194,509	$194,821

Impact on earnings from the early extinguishment of debt, net	5,354	367	8,985	(18,783)
Joint venture investment impairment	—	—	—	1,834
Reversal of excise tax accrual	(4,594)	—	(4,594)	—
Provision for hedge ineffectiveness	—	41	(13)	(891)
Gain on extinguishment of other liabilities	—	—	(4,258)	—
Other	(73)	(567)	(199)	(917)
Operating FFO	$65,696	$63,272	$194,430	$176,064

(a)
Results for the nine months ended September 30, 2014 include the gain on change in control of investment properties of $24,158 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our MS Inland unconsolidated joint venture on June 5, 2014.

Depreciation and amortization related to investment properties for purposes of calculating FFO includes a portion of loss on lease terminations encompassing the write-off of tenant-related assets, including tenant improvements and in-place lease values, as a result of early lease terminations. The portion of loss on lease terminations included in depreciation and amortization above, including our proportionate share from unconsolidated joint ventures, for the three months ended September 30, 2014 and 2013 was $595 and $295, respectively. The portion of loss on lease terminations included in depreciation and amortization above, including our proportionate share from unconsolidated joint ventures, for the nine months ended September 30, 2014 and 2013 was $1,797 and $1,319, respectively.
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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow		Short-Term:
▪	Cash and cash equivalents	▪	Tenant allowances and leasing costs
▪	Available borrowings under our unsecured revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Proceeds from asset sales	▪	Debt repayment requirements
▪	Proceeds from capital markets transactions	▪	Distribution payments
		▪	Acquisitions

Long-Term:
		▪	Major redevelopment, renovation or expansion activities
		▪	New development
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. We have pursued this goal through a combination of the repayment or refinancing of maturing debt, which has been funded primarily through dispositions of assets and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the New York Stock Exchange (NYSE), the completion of a public offering of our Series A preferred stock, the establishment of and issuance of stock pursuant to our at-the-market (ATM) equity program and the issuance of $250,000 of senior unsecured notes to institutional investors in a private placement transaction. As of September 30, 2014, we had $19,125 of debt scheduled to mature through the end of 2014, which we plan on satisfying by using available cash on hand.

The table below summarizes our consolidated indebtedness at September 30, 2014:

Debt	Aggregate Principal Amount at September 30, 2014	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,634,083	6.04%	4.2 years
Variable rate construction loan	14,518	2.44%	0.1 years
Total mortgages payable	1,648,601	6.01%	4.2 years
Premium, net of accumulated amortization	4,726
Discount, net of accumulated amortization	(598)
Total mortgages payable, net	1,652,729
Unsecured notes payable:
Series A senior notes	100,000	4.12%	6.8 years
Series B senior notes	150,000	4.58%	9.8 years
Total unsecured notes payable	250,000	4.40%	8.6 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	3.6 years
Variable rate portion of term loan	150,000	1.61%	3.6 years
Variable rate revolving line of credit	58,000	1.66%	2.6 years
Total unsecured credit facility	508,000	1.84%	3.5 years

Total consolidated indebtedness, net	$2,410,729	4.96%	4.5 years

(a)	Includes $8,177 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2014.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable
During the nine months ended September 30, 2014, we made mortgages payable repayments of $174,635 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $12,440 related to amortizing loans). The loans repaid during the nine months ended September 30, 2014 had fixed interest rates with a weighted average interest rate of 6.04%. In addition, during the nine months ended September 30, 2014, as part of the MS Inland acquisitions, we assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
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

Unsecured Notes Payable	Maturity Date	Principal Balance as of September 30, 2014	Interest Rate/ Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The Note Purchase Agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the Note Purchase Agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of September 30, 2014, management believes we were in compliance with the financial covenants and default provisions under the Note Purchase Agreement.

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
The credit facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, we received an investment grade credit rating. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of September 30, 2014, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes our credit facility as of September 30, 2014:

Credit Facility	Maturity Date	Balance as of September 30, 2014	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.61%
Revolving line of credit - variable rate	May 12, 2017	58,000	1.66%
	Total	$508,000	1.84%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of September 30, 2014.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of September 30, 2014, management believes we were in compliance with the financial covenants and default provisions under the credit agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization and fair value of our indebtedness as of September 30, 2014 for the remainder of 2014, each of the next four years and thereafter and does not reflect the impact of any debt activity that occurred after September 30, 2014:

	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$4,607	$377,328	$67,908	$321,315	$12,618	$850,307	$1,634,083	$1,774,713
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	—	300,000	—	300,000	301,073
Unsecured notes payable	—	—	—	—	—	250,000	250,000	254,967
Total fixed rate debt	4,607	377,328	67,908	321,315	312,618	1,100,307	2,184,083	2,330,753

Variable rate debt:
Construction loan	14,518	—	—	—	—	—	14,518	14,518
Unsecured credit facility	—	—	—	58,000	150,000	—	208,000	208,688
Total variable rate debt	14,518	—	—	58,000	150,000	—	222,518	223,206
Total debt (c)	$19,125	$377,328	$67,908	$379,315	$462,618	$1,100,307	$2,406,601	$2,553,959

Weighted average interest rate on debt:
Fixed rate debt	6.25%	5.58%	5.07%	5.53%	2.19%	6.02%	5.30%
Variable rate debt	2.44%	—	—	1.66%	1.61%	—	1.68%
Total	3.36%	5.58%	5.07%	4.94%	2.00%	6.02%	4.96%

(a)
Includes $8,177 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2014. Excludes mortgage premium of $4,726 and discount of $(598), net of accumulated amortization, which was outstanding as of September 30, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of September 30, 2014, the weighted average years to maturity of consolidated indebtedness was 4.5 years.
We plan on addressing our debt maturities by using available cash on hand, proceeds from our unsecured revolving line of credit and capital markets transactions.
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
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions. We did not sell any shares under our ATM equity program during the nine months ended September 30, 2014. As of September 30, 2014, we had common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of September 30, 2014, including one consolidated joint venture and three wholly-owned properties. As of September 30, 2014, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value at September 30, 2014		Construction Loan Balance at September 30, 2014
Henderson, Nevada	Green Valley Crossing	50.0%	$2,704		$14,518
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,460		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
			$42,178	(a)	$14,518

(a)
Total excludes $29,964 of costs, net of accumulated depreciation, placed in service, $4,047 of which was placed in service during the nine months ended September 30, 2014 based upon substantial completion of construction of an approximately 25,000 square foot anchor space leased to a grocer tenant at Green Valley Crossing. As of September 30, 2014, the ABR from the portion of our development properties with respect to which construction has been completed and placed in service was $2,040.

Asset Dispositions
During 2013, our asset sales were an integral component of our deleveraging efforts. In 2014, we continued to dispose of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights the results of our asset dispositions during 2013 and the nine months ended September 30, 2014:

	Number of Assets Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished (b)
2014 Dispositions (through September 30, 2014)	11	1,395,500	$169,389	$164,515	$9,713
2013 Dispositions	20	2,833,900	$328,045	$320,574	$—

(a)	Represents total consideration net of transaction costs.

(b)	Excludes mortgages payable repaid prior to disposition transactions.
In addition to the transactions presented in the table, we received net proceeds of $66 and $6,192 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively, from additional transactions, including earnouts, pad sales and condemnations, at certain of our properties.

Asset Acquisitions
During the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2013 and the nine months ended September 30, 2014:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2014 Acquisitions (b)	9	1,256,400	$327,241	$268,741	$141,698	$113,358
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291

(a)
Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture and the 2013 acquisition of our partner’s 80% ownership interest in five properties owned by our RioCan unconsolidated joint venture, as well as acquisitions from unaffiliated third parties.

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

Statement of Cash Flows Comparison for the Nine Months Ended September 30, 2014 and 2013
Cash Flows from Operating Activities
Cash flows provided by operating activities were $197,952 and $177,967 for the nine months ended September 30, 2014 and 2013, respectively, which consist primarily of net income from property operations, adjusted for non-cash charges primarily including depreciation and amortization, provision for impairment of investment properties and gains on change in control of investment properties, extinguishment of debt and other liabilities and sales of investment properties. The $19,985 increase in operating cash flows is primarily attributable to a reduction in cash paid for interest of $16,772, an increase in NOI of $13,924 (including an increase in NOI from continuing operations of $30,518, partially offset by a decrease of $16,594 in NOI from discontinued operations) and a decrease in cash paid for leasing fees and inducements of $2,523, partially offset by a $7,011 decrease in net lease termination fees and bankruptcy distributions received, a $5,319 decrease in distributions on investments in unconsolidated joint ventures and a $1,889 decrease in joint venture management fees received.
Cash Flows from Investing Activities
Cash flows (used in) provided by investing activities were $(21,019) and $31,243, respectively, for the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014, $152,236 was used for the acquisitions of seven multi-tenant retail properties, one outparcel at an existing consolidated multi-tenant retail property and the fee interest in an existing consolidated multi-tenant retail operating property that was previously subject to a ground lease with a third party. No comparable activity occurred during the nine months ended September 30, 2013. We also invested $25 and $7,111, respectively, in unconsolidated joint ventures during the nine months ended September 30, 2014 and 2013. In addition, we sold certain properties and received proceeds from additional transactions, including earnouts and pad sales, which resulted in aggregate sales proceeds of $164,581 and $67,419, respectively, during the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, $31,254 and $31,456, respectively, were used for capital expenditures and tenant improvements.
We will continue to execute on our investment strategy by disposing of certain non-strategic and non-core properties. Substantially all of the proceeds from disposition activity in 2014 are expected to be redeployed into external growth initiatives, including strategic acquisitions. In addition, tenant improvement costs associated with re-leasing vacant space could continue to be significant.
Cash Flows from Financing Activities
Cash flows used in financing activities were $167,293 and $276,958, respectively, for the nine months ended September 30, 2014 and 2013. We used $292,521 and $237,173, respectively during these periods, in cash flow related to the net activity from our unsecured credit facility and principal payments on outstanding mortgages and notes payable, including the repayment of $125,000 of notes payable in 2013, and the payment of loan fees. In addition, during the nine months ended September 30, 2014, we issued $250,000 of senior unsecured notes. We paid $124,593 and $122,898, respectively, in total distributions to our preferred and common shareholders during the nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2013, we received $84,835 in proceeds from the issuance of common stock through our ATM equity program.

We plan to continue to address our debt maturities by using available cash on hand, proceeds from our unsecured revolving line of credit and capital markets transactions.
Critical Accounting Policies and Estimates
Our 2013 Annual Report on Form 10-K contains a description of our critical accounting policies, including the acquisition of investment properties, impairment of long-lived assets, cost capitalization, depreciation and amortization, loss on lease terminations, investment properties held for sale, partially-owned entities, derivatives and hedging, revenue recognition, allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2014, except for the adoption of a new accounting pronouncement related to the classification and presentation of discontinued operations, there were no significant changes to these policies. Refer to Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein for a discussion regarding the adoption of the new discontinued operations accounting pronouncement.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2014, we:

•	repaid $20,000, net of borrowings, on our unsecured revolving line of credit using proceeds from dispositions;

•
closed on the sale of Gloucester Town Center, a 107,200 square foot multi-tenant retail property located in Gloucester, New Jersey for a sales price of $10,350 with no significant gain or loss on sale due to impairment charges previously recognized; and

•	closed on the sale of a portfolio of five single-user retail properties aggregating 65,400 square feet for a total sales price of $24,400 with an anticipated gain on sale of approximately $6,363.
On October 21, 2014, our board of directors declared the cash dividend for the fourth quarter of 2014 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2014 to preferred shareholders of record at the close of business on December 19, 2014.
On October 21, 2014, our board of directors declared the distribution for the fourth quarter of 2014 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 9, 2015 to Class A common shareholders of record at the close of business on December 26, 2014.

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
As of September 30, 2014, we had $308,177 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability at September 30, 2014
Fixed rate portion of credit facility	$300,000	February 24, 2016	$370
Heritage Towne Crossing	8,177	September 30, 2016	133
	$308,177		$503
For a discussion concerning our scheduled debt maturities and principal amortization of our mortgages and notes payable and credit facility as of September 30, 2014 for the remainder of 2014, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our net liability associated with our derivatives of approximately $2,003.
The combined carrying amount of our mortgages payable, unsecured notes payable and unsecured credit facility is approximately $143,230 lower than the fair value as of September 30, 2014.
We had $222,518 of variable rate debt, excluding $308,177 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.68% at September 30, 2014. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2014, interest expense would increase by approximately $2,225 on an annualized basis.
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
Based on management’s evaluation as of September 30, 2014, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, in 2012, certain of our shareholders filed putative class action lawsuits against us and certain of our officers and directors.
On June 10, 2014, the U.S. District Court in the Northern District of Illinois (the Court) dismissed four of the five lawsuits with prejudice and entered judgment in favor of us and our officers and directors. The Court dismissed the fifth lawsuit without prejudice and granted the plaintiff in that case permission to file an amended complaint. The amended complaint did not name us or our officers and directors as defendants. On August 6, 2014, in the fifth lawsuit, the Court entered judgment in favor of us and our officers and directors. The plaintiffs did not file a timely appeal from the June 10, 2014 dismissal order and judgments, and the time to appeal has now expired in all five lawsuits. Consequently, the lawsuits against us and our officers and directors are now closed.
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our financial statements.
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2014 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014 and June 30, 2014.
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Three-Month Periods and Nine-Month Periods Ended September 30, 2014 and 2013, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2014 and 2013, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2014 and 2013, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	October 28, 2014

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	October 28, 2014

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	October 28, 2014