Form 10-K
period 2014-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2015-02-18
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of the Class A common stock held by non-affiliates was approximately $3.6 billion based upon the closing price as reported on the New York Stock Exchange on June 30, 2014 of $15.38 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 13, 2015:
Class A common stock:    236,601,886 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 21, 2015 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All share amounts and dollar amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we,” “our,” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries, including consolidated joint ventures.
Item 1. Business
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2014, we owned 208 retail operating properties representing 30,523,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes power centers, neighborhood and community centers, and lifestyle centers and predominantly multi-tenant retail mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office properties, as of December 31, 2014:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	60	14,780	95.2%	96.1%
Neighborhood and community centers	89	10,546	93.5%	95.4%
Lifestyle centers and mixed-use properties	9	3,843	90.8%	91.0%
Total multi-tenant retail	158	29,169	94.0%	95.2%
Single-user retail	50	1,354	100.0%	100.0%
Total retail operating portfolio	208	30,523	94.2%	95.4%
Office	5	1,130	100.0%	100.0%
Total operating portfolio (b)	213	31,653	94.4%	95.6%

(a)	Includes leases signed but not commenced.

(b)	Excludes one multi-tenant retail operating property and one single-user office property classified as held for sale as of December 31, 2014.
In addition to our operating portfolio, as of December 31, 2014, we held interests in three retail development properties, one of which is currently under active development and held in a consolidated joint venture.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, management began a long-term portfolio repositioning effort to focus the portfolio on high quality, multi-tenant retail properties. The core objective of this effort is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. We believe that concentrating our portfolio in multi-tenant retail properties in these target markets will allow us to optimize our local and regional operating platforms and drive operating performance. To date, we have identified 10 target markets: New York City/Long Island, Baltimore/Washington, D.C., Chicago, Atlanta, Dallas, Houston, Austin, San Antonio, Phoenix and Seattle, which generally feature one or more of the following characteristics:

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
Since the beginning of 2012, we have sold 87 properties, primarily in our non-target markets, for aggregate consideration of $1,240,149, including our pro rata share of unconsolidated joint ventures, with a majority of the proceeds used for debt reduction. Beginning in the fourth quarter of 2013, after meeting leverage targets, we began executing on our external growth initiatives through the acquisition of high quality, multi-tenant retail assets within our target markets. Since that time, we have purchased 15 properties for a total acquisition price of $559,348, including our pro rata share of unconsolidated joint ventures.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private individuals and other real estate companies, some of which may have a lower cost of capital than we do.
From an operational perspective, we compete with other property owners on the basis of location, visibility, quality and aesthetic value of construction, strength and name recognition of tenants and other factors. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience when trying to attract customers. These factors include other forms of retailing, including e-commerce, catalog companies and direct consumer sales and general competition from other regional shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:

•	consumer demographics;

•	quality, design and location of properties;

•	diversity of retailers within individual shopping centers;

•	management and operational expertise of the landlord; and

•	rental rates.
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
Tax Status
We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, or the Code. To maintain our qualification as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we annually distribute to our shareholders at least 90% of our REIT taxable income, prior to the deduction for dividends paid and excluding net capital gains. As a REIT, we generally are not subject to U.S. federal income tax on the taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to U.S. federal income tax at regular corporate tax rates. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income, property or net worth and U.S. federal income and excise taxes on our undistributed income. We have one wholly-owned consolidated subsidiary that has jointly elected to be treated as a taxable REIT subsidiary, or TRS, for U.S. federal income tax purposes. A TRS is taxed on its net income at regular corporate tax rates. The income tax expense incurred through the TRS has not had a material impact on our consolidated financial statements.
Regulation
General
The properties in our portfolio, including common areas, are subject to various laws, ordinances and regulations.

Americans with Disabilities Act (ADA)
Our properties must comply with Title III of the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are substantially in compliance with the ADA and that we will not be required to make significant capital expenditures to address the requirements of the ADA. Refer to Item 1A. “Risk Factors” for more information regarding compliance with the ADA.
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
Independent environmental consultants conducted Phase I Environmental Site Assessments or similar environmental audits for all of our investment properties at the time they were acquired. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records and visual inspection of the property, but do not include soil sampling or ground water analysis. These environmental site assessments have not revealed, nor are we aware of, any environmental liability that we believe will have a material effect on our operations. Refer to Item 1A. “Risk Factors” for more information regarding environmental matters.
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
Employees
As of December 31, 2014, we had 254 employees.
Access to Company Information
We make available, free of charge, through our website and by responding to requests addressed to our investor relations group, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports and proxy statements filed or furnished pursuant to 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. These reports are available as soon as reasonably practical after such material is electronically filed or furnished to the SEC. Our website address is www.rpai.com. The information contained on our website, or other websites linked to our website, is not part of this document. Our reports may also be obtained by accessing the EDGAR database at the SEC’s website at www.sec.gov.
Shareholders wishing to communicate directly with the board of directors or any committee can do so by writing to the attention of the Board of Directors or applicable committee in care of Retail Properties of America, Inc. at 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523.
Item 1A. Risk Factors
In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock or preferred stock. In addition to the following disclosures, please refer to the other information contained in this report including the accompanying consolidated financial statements and the related notes.

RISKS RELATING TO OUR BUSINESS AND OUR PROPERTIES
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our retail properties.
Real estate investments are subject to various risks, many of which are beyond our control. Our operating and financial performance and the value of our properties can be affected by many of these risks, including the following:

•
national, regional and local economies, which may be negatively impacted by inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence, industry slowdowns, reduced corporate profits, liquidity and other adverse business conditions;

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;

•	the convenience and quality of competing retail properties and other retailing options such as the internet;

•	adverse changes in the financial condition of tenants at our properties, including bankruptcies, financial difficulties or lease defaults;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;

•	the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;

•
fluctuations in interest rates and the availability of financing, which could adversely affect our ability and the ability of buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•
changes in, and changes in enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
During a period of economic slowdown or recession, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow amounts to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading prices of our Class A common stock and Series A preferred stock and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in the state of Texas, where we have a high concentration of properties.
We are in the process of repositioning our portfolio into 10 to 15 target markets. To date, we have announced 10 of these markets, of which four are located in Texas where recent and potential future fluctuations in oil prices may adversely impact local economies. The economic conditions in markets in which our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, business layoffs or downsizing, relocations of businesses, decreased consumer confidence, changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of December 31, 2014, approximately 23.6% of our GLA and approximately 26.2% of our annualized base rent (ABR) of our retail operating portfolio was in the state of Texas. More specifically, approximately 13.1% of our GLA and approximately 16.8% of our ABR is located in the Dallas-Fort Worth-Arlington area. As such, poor economic or market conditions in Texas, particularly in the Dallas-Fort Worth-Arlington area, and in other markets in which our properties are concentrated may adversely affect our cash flow, financial condition and results of operations.

We may choose to not renew leases or be unable to renew leases, lease vacant space or re-lease space as leases expire and rents associated with new or renewed leases may be less than expiring rents (lease roll-down) or, to facilitate leasing, we may choose to incur significant capital expenditures to improve our properties, which could adversely affect our cash flow, financial condition and results of operations.
Approximately 4.6% of the total GLA in our retail operating portfolio was vacant as of December 31, 2014, excluding leases signed but not commenced. In addition, leases accounting for approximately 27.0% of the ABR in our retail operating portfolio as of December 31, 2014 are scheduled to expire between 2015 and 2017. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as our properties. In addition, we may choose to not renew leases based on various strategic factors such as operating strength of the occupying tenant or its retail category, merchandising composition of the property or other leasing opportunities available to us. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial rent abatements, tenant improvements, lease inducements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose to not renew leases or are unable to renew leases, lease vacant space or re-lease space as leases expire and rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.
Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. If sales generated by stores operating in our properties decline sufficiently, tenants may be unable to pay their existing minimum rents or other charges, or tenants may decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may even exercise early termination rights (to the extent available). If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be materially adversely affected. In addition, although minimum rent is generally supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and may not be able to collect all pre-petition amounts owed by that party, which could result in a reduction to our cash flow, financial condition and results of operations.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR represent 41.4% of GLA and 35.3% of ABR as of December 31, 2014. In addition, anchor tenants and “shadow” anchors, retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of one of our anchor tenants could result in a tenant vacating its space, defaulting on its lease obligations, terminating its lease or renewing its lease at lower rental rates. As a result, our cash flow, financial condition and results of operations could be adversely affected.
If small shop tenants are not successful and terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 27.8% of GLA, but 39.2% of ABR as of December 31, 2014. Such tenants generally have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Some anchor tenants have the right to vacate and inhibit our ability to re-lease the space by paying rent through the balance of the remaining term. Additionally, many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, upon certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. A tenant ceasing operations as a result of these provisions could result in decreased customer traffic and related decreased sales for our other tenants at that property. To the extent these provisions result in lower revenue, our cash flow, financial condition and results of operations could be adversely affected.
Our expenses may remain constant or increase, even if income from our properties decreases, causing our cash flow, financial condition and results of operations to be adversely affected.
Certain costs associated with our business, such as real estate taxes, state and local taxes, insurance, utilities, mortgage payments and corporate expenses, are relatively inflexible and generally do not decrease when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause our revenues to decrease. If we are unable to reduce our operating costs in response to revenue declines, our cash flow, financial condition and results of operations may be adversely affected. In addition, inflationary or other price increases could result in increased operating costs, and increases in assessed valuations or changes in tax rates could result in increased real estate taxes for us and our tenants, and to the extent to which we are unable to recover such increases in operating expenses and real estate taxes from tenants, our cash flow, financial condition and results of operations could be adversely affected.
We depend on external sources of capital that are outside of our control, which may affect our ability to execute on strategic opportunities, satisfy our debt obligations and make distributions to our shareholders.
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment and acquisition activities, payments of principal and interest on and the refinancing of our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we may rely on third-party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Additional debt we incur may increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third-party sources of capital depends, in part, on general market conditions, the market’s view of the quality of our assets, operating platform and growth potential, our current debt levels, and our current and expected future earnings, cash flow and distributions to our shareholders. If we cannot obtain capital from third party sources, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
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
We may be unable to complete acquisitions and, even if acquisitions are completed, our operating results at acquired properties may not meet our financial expectations.
We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•
we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including from other REITs, real estate operating companies and institutional investment funds;

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

If we are unable to acquire properties on favorable terms, finance acquisitions in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2014, one development property with 77,900 square feet of GLA was held in a consolidated joint venture. Our existing joint venture and any joint venture arrangements in which we engage in the future are, or could be, subject to various risks. Such risks include, among others, our lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest; future capital constraints of our partners, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities; actions by our partners that could jeopardize our REIT status or the tax status of the joint venture, requiring us to pay taxes or subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements; and disputes between us and our partners, which may result in litigation or arbitration that would increase our expenses and require our officers and/or directors to focus a disproportionate amount of their time and effort on the joint venture. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Our development, redevelopment and construction activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2014, we had one active development project and we anticipate engaging in increased redevelopment activities going forward. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with current and future development and redevelopment activities include:

•	expenditure of money and time on projects that may never be completed;

•	higher than estimated construction or operating costs, including labor and material costs;

•
inability to complete construction and lease-up on schedule due to a number of factors, including weather, labor disruptions, construction delays or delays in receipt of zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

•	significant time lag between commencement and stabilization subjecting us to greater risks due to fluctuations in the general economy and shifts in demographics;

•	occupancy and rental rates at a newly completed property that may not meet expectations; and

•	failure or inability to obtain financing on favorable terms or at all.

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
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.
A number of properties in our portfolio are subject to ground leases; if we are found to be in breach of a ground lease or are unable to renew a ground lease, we could be materially and adversely affected.
We have 14 properties in our portfolio that are either completely or partially on land subject to ground leases with third parties. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2049 and 2107. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and demised premises and, in most circumstances, are required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which have been determined as sufficient to cover reasonably foreseeable losses. Tenants with a net lease typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property. Additionally, losses of a catastrophic nature including loss due to wars, acts of terrorism, earthquakes, floods, hurricanes, other natural disasters, pollution or environmental matters may be considered uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In the instance of a loss that is uninsured or that exceeds policy limits, a significant portion of the capital invested in the damaged property could be lost, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. A variety of factors, including, among others, changes in building codes and ordinances and environmental considerations, might also make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. Furthermore, we may not be able to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
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
The occurrence of terrorist acts could sharply increase the premium paid for terrorism insurance coverage. Further, mortgage lenders, in some cases, insist that specific coverage against terrorism be purchased by commercial property owners as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable costs, which could inhibit our ability to finance or refinance our properties. In such instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot provide assurance that we will have adequate coverage for such losses and, to the extent we must pay unexpectedly large amounts for insurance, our cash flow, financial condition and results of operations could be materially and adversely affected.

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
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral. Environmental laws also may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We also may be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities. The environmental site assessments described in Item 1. “Business — Environmental Matters” have a limited scope and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.
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
To the extent we incur costs or liabilities as a result of environmental issues, our cash flow, financial condition and results of operations could be materially adversely affected.
We may experience a decline in the fair value of our assets resulting in the recognition of impairment charges, which could materially and adversely impact our results of operations.
A decline in the fair value of our assets may require us to recognize an impairment charge against such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the carrying value of such assets. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended December 31, 2014, 2013 and 2012, we recognized aggregate impairment charges related to investment properties of $72,203, $92,033 and $25,842, respectively (including $0, $32,547 and $24,519, respectively, reflected in discontinued operations). We may be required to recognize additional asset impairment charges in the future.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through (i) cyber attacks or cyber intrusions, (ii) malware, (iii) computer viruses, (iv) people with access or who gain access to our systems, and other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed to not be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.
A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. While we have retention and severance agreements with the members of our executive management team that provide for certain payments in the event of a change of control or termination without cause, we do not have employment agreements with the members of our executive management team; therefore, we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
RISKS RELATED TO OUR DEBT FINANCING
We are generally subject to the risks associated with debt financing and our debt service obligations could adversely affect our financial health and operating flexibility.
Required principal and interest payments on our indebtedness reduce funds available for tenant improvements and leasing costs, as well as external growth initiatives and distributions to our shareholders. Our existing debt financing and debt service obligations also increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates. In addition, as our existing debt comes due, we may be unable to refinance it or access additional capital on favorable terms, which would adversely affect our cash flow, financial condition and results of operations.

Credit ratings may not reflect all the risks of an investment in our debt or preferred shares.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts and preferred dividends when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our preferred shares and any public debt we may issue in the future. Credit ratings may be revised or withdrawn at any time by the rating agency at its sole discretion. We do not undertake any obligation to maintain the ratings or advise holders of our preferred shares or any public debt we may issue in the future of any change in ratings. There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impact our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market price of our publicly-traded securities.
Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and provisions under the unsecured credit agreement governing our unsecured revolving line of credit and unsecured term loan, or other debt agreements, including the note purchase agreement.
Our unsecured credit agreement, which governs our unsecured revolving line of credit and unsecured term loan, our note purchase agreement, which governs our unsecured notes payable, and any future debt agreements, require or may require compliance with certain financial and operating covenants, including, among other things, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest and fixed charge coverage and unencumbered interest coverage ratios, and a minimum consolidated net worth, and contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000 or any non-recourse indebtedness in excess of $150,000 in the aggregate, subject to certain carveouts, and bankruptcy or other insolvency events. In addition, our unsecured credit agreement limits our distributions to the greater of 95% of funds from operations (FFO), as defined in the unsecured credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.
The provisions of these agreements could limit our ability to make distributions to our shareholders, obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions. In addition, a breach of these covenants or other events of default would allow the lenders to accelerate payment of amounts outstanding under these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.
Additionally, our largest single mortgage is secured by IW JV 2009, LLC (IW JV), a previously consolidated joint venture that became wholly-owned in April 2012. This mortgage is subject to a lockbox and cash management agreement pursuant to which substantially all of the income generated by the 54 IW JV properties, which secured the outstanding mortgage balance as of December 31, 2014, is deposited directly into a lockbox account established by the lender. In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account for the benefit of the lender and held as additional security after the payment of interest and approved property operating expenses. Cash will not be distributed to us from these accounts, in the event of a default, until the earlier of a cash sweep event cure or the repayment of the mortgage loan. As of December 31, 2014, we were in compliance with the terms of the cash management agreement; however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.
Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or competitive activities in the future.
Increases in interest rates would cause our borrowing costs to rise and may limit our ability to refinance debt.
Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. Increases in interest rates would increase our interest expense on any unhedged variable rate debt currently outstanding and will affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.
Defaults on secured indebtedness may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate our debt obligations and foreclose and/or take control of the properties that secure their loans. In the event of a default under any of our recourse indebtedness, we would also remain liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.
Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the debt extinguished without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.
RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE
Our board of directors may change significant corporate policies without shareholder approval.
Our investment, financing and distribution policies are determined by our board of directors. These policies may be amended or revised at any time at the discretion of the board of directors without a vote of our shareholders. As a result, the ability of our shareholders to control our policies and practices is extremely limited. We could make investments and engage in business activities that are different from, and possibly riskier than, the investments and businesses described in this report. In addition, our board of directors may change our policies with respect to conflicts of interest provided that such changes are consistent with applicable legal and regulatory requirements, including the listing standards of the New York Stock Exchange (NYSE). A change in these policies could have an adverse effect on our cash flow, financial condition and results of operations.
We could increase the number of authorized shares of stock and issue stock without shareholder approval.
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
Provisions of our charter may limit the ability of a third party to acquire control of our company.
Our charter provides that no person may beneficially own more than 9.8% in value or number of shares, whichever is more restrictive, of our outstanding common stock or 9.8% in value of the aggregate outstanding shares of our capital stock. While these charter provisions help us to ensure we maintain our REIT status, these ownership limitations may prevent an acquisition of control of our company by a third party without our board of directors’ approval, even if our shareholders believe the change of control is in their best interests.
Certain provisions of Maryland law could inhibit changes of control, which could lower the values of our Class A common stock and Series A preferred stock.
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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

As permitted by the MGCL, our board of directors has adopted a resolution exempting any business combinations between us and any other person or entity from the business combination provisions of the MGCL. Our bylaws provide that such resolution or any other resolution of our board of directors exempting any business combination from the business combination provisions of the MGCL may only be revoked, altered or amended, and our board of directors may only adopt a resolution that is inconsistent with any such prior resolution (including any amendment to that bylaw provision), which we refer to as an opt in to the business combination provisions, with the approval of stockholders entitled to cast a majority of all votes cast by the holders of the issued and outstanding shares of our common stock. In addition, as permitted by the MGCL, our bylaws contain a provision exempting from the control share acquisition provisions of the MGCL any acquisition by any person of shares of our stock. This bylaw provision may be amended, which we refer to as an opt in to the control share acquisition provisions, only with the affirmative vote of a majority of the votes cast on such matter by holders of the issued and outstanding shares of our common stock.
Title 3, Subtitle 8 of the MGCL permits our board of directors, without shareholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain takeover defenses, including adopting a classified board. Such takeover defenses may have the effect of inhibiting a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change of control of us under the circumstances that otherwise could provide our common shareholders with the opportunity to realize a premium over the then prevailing market price.
In addition, the provisions of our charter on removal of directors and the advance notice provisions of our bylaws, among others, could delay, defer or prevent a transaction or a change of control of our company that might involve a premium price for holders of our common stock or that our shareholders may believe to be in their best interests. Likewise, if our company’s board of directors were to opt in to the provisions of Title 3, Subtitle 8 of the MGCL, or if our board of directors were to opt in to the business combination provisions or the control share acquisition provisions of the MGCL, with shareholder approval, these provisions could have similar anti-takeover effects.
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
Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change of control that is in the best interests of our shareholders.

RISKS RELATING TO OUR REIT STATUS
Failure to qualify as a REIT would cause us to be taxed as a regular corporation and, even if we qualify as a REIT, we may face other tax liabilities which could substantially reduce funds available for distribution to our shareholders and materially and adversely affect our cash flow, financial condition and results of operations.
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
Qualification as a REIT involves the application of highly technical and complex provisions of the Code as to which there are only limited judicial and administrative interpretations and involves the determination of facts and circumstances not entirely within our control. For example, to qualify as a REIT, we generally are required to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. Our unsecured revolving line of credit and unsecured term loan may limit our distributions to the minimum amount required to maintain our REIT status. Specifically, they limit our distributions to the greater of 95% of FFO, as defined in the unsecured credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.
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
We may be required to borrow funds or sell assets to satisfy our REIT distribution requirements.
Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required amortization payments. If the Company does not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could decrease our cash flow and results of operations.
Dividends payable by REITs generally do not qualify for reduced tax rates.
Certain qualified dividends paid by corporations to individuals, trusts and estates that are U.S. shareholders are taxed at capital gain rates, which are lower than ordinary income rates. Dividends of current and accumulated earnings and profits payable by REITs, however, are taxed at ordinary income rates as opposed to the capital gain rates. Dividends payable by REITs in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof and thereafter as taxable gain. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs, including us, to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends, which may negatively impact the trading prices of our Class A common stock and Series A preferred stock.

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
Shareholders may be restricted from acquiring or transferring certain amounts of our stock.
In order to maintain our REIT qualification, among other requirements, no more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals, as defined in the Code to include certain kinds of entities, during the last half of any taxable year, other than the first year for which we made a REIT election. To assist us in qualifying as a REIT, our charter contains an aggregate stock ownership limit of 9.8%, a common stock ownership limit of 9.8% and a preferred stock ownership limit of 9.8%. Generally, shareholders must include stock of affiliates for purposes of determining whether they own stock in excess of any of these ownership limits.
If anyone attempts to transfer or own shares of stock in a way that would violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit. Purported transferees generally bear any decline in the market price of such stock held in such trust, but do not benefit from any increase. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.
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
The U.S. stock markets, including the NYSE on which our Class A common stock is listed, have periodically experienced significant price and volume fluctuations. As a result, the market price of shares of our Class A common stock is likely to be similarly volatile, and investors in shares of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our Class A common stock will not fluctuate or decline significantly in the future.
A number of factors could negatively affect our share price or result in fluctuations in the price or trading volume of our Class A common stock, including:

•	actual or anticipated changes in our operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	adverse market reaction to any indebtedness we incur in the future;

•	equity issuances by us or the perception that such issuances may occur;

•	increases in market interest rates or decreases in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	additions or departures of key management personnel;

•	changes in the real estate industry, including increased competition due to shopping center supply growth;

•	changes in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;

•	publication of research reports about us or our industry by securities analysts;

•	speculation in the press or investment community;

•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;

•	changes in accounting principles;

•	our failure to satisfy the listing requirements of the NYSE;

•	our failure to comply with the requirements of the Sarbanes‑Oxley Act;

•	our failure to qualify as a REIT; and

•	general market conditions, including factors unrelated to our performance.
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
One of the factors that may influence the price of our common and preferred stock is the dividend yield on our common and preferred stock relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, prospective purchasers or holders of shares of our common stock may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market price of our Class A common stock and Series A preferred stock.
Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our existing common stock, may adversely affect the market prices of our common and preferred stock.
We have issued one series of preferred stock, $250,000 of unsecured notes and have established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our common and preferred stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders will bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.

The change of control conversion feature of our Series A preferred stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our Articles Supplementary for our Series A preferred stock), holders of our Series A preferred stock will have the right to convert some or all of their Series A preferred stock into shares of our common stock, or equivalent value of alternative consideration, unless we have provided notice of our election to redeem our Series A preferred stock. Upon such a conversion, the holders will be limited to a maximum number of shares of our common stock equal to 4.1736, subject to certain adjustments, multiplied by the number of shares of Series A preferred stock converted. The change of control conversion feature of our Series A preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that shareholders may otherwise believe are in their best interests.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth summary information regarding our consolidated operating portfolio as of December 31, 2014. Dollars (other than per square foot information) and square feet of GLA are presented in thousands. This information is grouped into regions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our consolidated operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Regions	Number of Properties	GLA	% of Total GLA (a)	Occupancy (b)	ABR	% of Total ABR (a)	ABR per Occupied Sq. Ft.
North
Connecticut, Indiana, Massachusetts, Maryland, Maine, Michigan, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Vermont	69	9,126	29.9%	95.4%	$135,881	30.7%	$15.61
East
Alabama, Florida, Georgia, Illinois, Missouri, North Carolina, South Carolina, Tennessee, Virginia	60	8,278	27.1%	95.7%	107,930	24.4%	13.62
West
Arizona, California, Colorado, Kansas, Montana, New Mexico, Nevada, Utah, Washington	26	5,588	18.3%	91.7%	79,086	17.8%	15.43
South
Louisiana, Oklahoma, Texas	53	7,531	24.7%	93.1%	120,101	27.1%	17.13
Total retail operating portfolio	208	30,523	100.0%	94.2%	442,998	100.0%	15.41
Office	5	1,130		100.0%	13,953		12.35
Total consolidated operating portfolio (c)	213	31,653		94.4%	$456,951		$15.29

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2014. Including leases signed but not commenced, our retail operating portfolio and our consolidated operating portfolio were 95.4% and 95.6% leased, respectively, as of December 31, 2014.

(c)	Excludes one multi-tenant retail operating property and one single-user office property classified as held for sale as of December 31, 2014.
The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2014. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	Occupied GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
Best Buy Co., Inc.	Best Buy, Pacific Sales	24	953	3.3%	$14,202	3.2%	$14.90
Ahold U.S.A. Inc.	Giant Foods, Stop & Shop, Martin's	11	675	2.3%	13,275	3.0%	19.67
Ross Stores, Inc.		37	1,087	3.8%	11,780	2.7%	10.84
The TJX Companies, Inc.	HomeGoods, Marshalls, TJ Maxx	43	1,255	4.4%	11,737	2.6%	9.35
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, The Christmas Tree Shops, Cost Plus World Market	28	736	2.6%	9,841	2.2%	13.37
PetSmart, Inc.		31	645	2.2%	9,525	2.2%	14.77
Rite Aid Corporation		31	387	1.3%	9,356	2.1%	24.18
The Home Depot, Inc.	Home Depot, Home Decorators	9	1,003	3.5%	8,390	1.9%	8.36
The Sports Authority, Inc.		15	643	2.2%	7,635	1.7%	11.87
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	26	588	2.0%	6,950	1.6%	11.82
Regal Entertainment Group	Edwards Cinema	2	219	0.8%	6,785	1.5%	30.98
Office Depot, Inc.	Office Depot, OfficeMax	23	472	1.6%	6,601	1.5%	13.99
Pier 1 Imports, Inc.		30	307	1.1%	5,971	1.3%	19.45
Publix Super Markets Inc.		12	511	1.8%	5,405	1.2%	10.58
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy, Field & Stream	10	495	1.7%	5,348	1.2%	10.80
Staples, Inc.		15	325	1.1%	5,032	1.1%	15.48
Ascena Retail Group Inc.	Catherine's, Dress Barn, Justice, Lane Bryant, Maurices	46	250	0.9%	5,015	1.1%	20.06
The Gap, Inc.	Old Navy, Banana Republic, The Gap, Gap Factory Store	25	344	1.2%	4,792	1.1%	13.93
Wal-Mart Stores, Inc.	Wal-Mart, Sam's Club	5	761	2.6%	4,780	1.1%	6.28
Barnes & Noble, Inc.		11	280	1.0%	4,637	1.0%	16.56
Total Top Retail Tenants		434	11,936	41.4%	$157,057	35.3%	$13.16

The following table sets forth a summary, as of December 31, 2014, of lease expirations scheduled to occur during 2015 and each of the nine calendar years from 2016 to 2024 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio, excluding one multi-tenant retail operating property classified as held for sale as of December 31, 2014. The following table is based on leases commenced as of December 31, 2014. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Lease Expiration Year	Lease Count	GLA	% of Occupied GLA	ABR	% of Total ABR	ABR per Occupied Sq. Ft.
2015 (a)	370	1,713	6.0%	$27,894	6.3%	$16.28
2016	447	2,446	8.5%	44,658	10.1%	18.26
2017	442	2,891	10.0%	45,354	10.2%	15.69
2018	452	3,169	11.0%	53,742	12.1%	16.96
2019	545	4,625	16.1%	77,431	17.5%	16.74
2020	256	3,182	11.1%	42,158	9.5%	13.25
2021	102	1,542	5.4%	22,780	5.2%	14.77
2022	102	2,069	7.2%	28,138	6.4%	13.60
2023	107	1,705	6.0%	25,771	5.8%	15.11
2024	127	2,205	7.6%	29,836	6.7%	13.53
Thereafter	92	3,114	10.8%	43,471	9.8%	13.96
Month-to-month	47	103	0.3%	1,765	0.4%	17.14
Total	3,089	28,764	100.0%	$442,998	100.0%	$15.41

(a)	Excludes month-to-month leases.
As of December 31, 2014, the weighted average remaining term of leases at our office properties, excluding one office property classified as held for sale as of December 31, 2014, based on ABR, was 2.2 years.
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
The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our Class A common stock, which trades on the NYSE under the trading symbol “RPAI”, and the quarterly dividend distributions per share of common stock for the years ended December 31, 2014 and 2013:

	Sales Price		Dividends per Share
	High	Low
2014
Fourth Quarter	$16.99	$14.43	$0.165625
Third Quarter	$16.15	$13.48	$0.165625
Second Quarter	$15.65	$13.42	$0.165625
First Quarter	$14.00	$12.07	$0.165625
2013
Fourth Quarter	$14.54	$12.49	$0.165625
Third Quarter	$15.07	$12.37	$0.165625
Second Quarter	$16.04	$13.95	$0.165625
First Quarter	$15.26	$11.85	$0.165625
The closing share price for our Class A common stock on February 13, 2015, as reported on the NYSE, was $17.15.
We have determined that the dividends paid during 2014 and 2013 on our Class A common stock qualify for the following tax treatment:

	2014	2013
Ordinary dividends	$0.447492	$0.274164
Non-dividend distributions	0.215008	0.388336
Total distribution per common share	$0.662500	$0.662500
As of February 13, 2015, there were approximately 19,000 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its taxable income, excluding the deduction for dividends paid or net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our unsecured credit facility, which limits our distributions to the greater of 95% of FFO, as defined in the unsecured credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT.

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
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2014.
Issuer Purchases of Equity Securities
The following table summarizes the amount of shares of Class A common stock surrendered to the Company by employees to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock for the specified periods.

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1, 2014 to October 31, 2014	—	$—	N/A	N/A
November 1, 2014 to November 30, 2014	86	$15.72	N/A	N/A
December 1, 2014 to December 31, 2014	—	$—	N/A	N/A
Total	86	$15.72	N/A	N/A

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes appearing elsewhere in this annual report.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2014, 2013, 2012, 2011 and 2010
(Amounts in thousands, except per share amounts)

	2014	2013	2012	2011	2010
Net investment properties	$4,314,905	$4,474,044	$4,687,091	$5,260,788	$5,686,473
Total assets	$4,803,860	$4,877,576	$5,237,427	$5,941,894	$6,386,836
Total debt	$2,334,465	$2,299,633	$2,592,089	$3,481,218	$3,757,237
Total shareholders’ equity	$2,187,881	$2,307,340	$2,374,259	$2,135,024	$2,294,902

Total revenues	$600,614	$551,508	$531,171	$531,077	$560,150
Expenses:
Depreciation and amortization	215,966	222,710	208,658	213,623	223,557
Other	282,003	251,277	187,949	192,282	197,193
Total expenses	497,969	473,987	396,607	405,905	420,750
Operating income	102,645	77,521	134,564	125,172	139,400
Gain on extinguishment of debt	—	—	3,879	15,345	—
Gain on extinguishment of other liabilities	4,258	—	—	—	—
Equity in (loss) income of unconsolidated joint ventures, net	(2,088)	(1,246)	(6,307)	(6,437)	2,025
Gain on sale of joint venture interest	—	17,499	—	—	—
Gain on change in control of investment properties	24,158	5,435	—	—	—
Interest expense	(133,835)	(146,805)	(171,295)	(203,914)	(223,767)
Other non-operating income (expense), net	5,459	4,741	24,791	(1,658)	(3,341)
Income (loss) from continuing operations	597	(42,855)	(14,368)	(71,492)	(85,683)
Income (loss) from discontinued operations, net	507	50,675	6,078	(6,992)	(9,024)
Gain on sales of investment properties, net	42,196	5,806	7,843	5,906	—
Net income (loss)	43,300	13,626	(447)	(72,578)	(94,707)
Net income attributable to noncontrolling interests	—	—	—	(31)	(1,136)
Net income (loss) attributable to the Company	43,300	13,626	(447)	(72,609)	(95,843)
Preferred stock dividends	(9,450)	(9,450)	(263)	—	—
Net income (loss) attributable to common shareholders	$33,850	$4,176	$(710)	$(72,609)	$(95,843)
Earnings (loss) per common share - basic and diluted:
Continuing operations	$0.14	$(0.20)	$(0.03)	$(0.34)	$(0.45)
Discontinued operations	—	0.22	0.03	(0.04)	(0.05)
Net income (loss) per common share attributable to common shareholders	$0.14	$0.02	$—	$(0.38)	$(0.50)

Distributions declared - preferred	$9,450	$9,713	$—	$—	$—
Distributions declared per preferred share	$1.75	$1.80	$—	$—	$—
Distributions declared - common	$156,742	$155,616	$146,769	$120,647	$94,579
Distributions declared per common share	$0.66	$0.66	$0.66	$0.63	$0.49
Cash flows provided by operating activities	$254,014	$239,632	$167,085	$174,607	$184,072
Cash flows provided by investing activities	$77,900	$103,212	$471,829	$107,471	$154,400
Cash flows used in financing activities	$(277,812)	$(422,723)	$(636,854)	$(276,282)	$(321,747)
Weighted average number of common shares outstanding - basic	236,184	234,134	220,464	192,456	193,497
Weighted average number of common shares outstanding - diluted	236,187	234,134	220,464	192,456	193,497

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

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the state of Texas, where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations, potentially resulting in impairment charges, as applicable;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the cost of construction delays and cost overruns;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to successfully operate acquired properties;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a REIT;

•	governmental regulations, tax laws and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
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
The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2014, we owned 208 retail operating properties representing 30,523,000 square feet of GLA. Our retail operating portfolio includes power centers, neighborhood and community centers, and lifestyle centers and predominantly multi-tenant retail mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office properties, as of December 31, 2014:

Description	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	60	14,780	95.2%	96.1%
Neighborhood and community centers	89	10,546	93.5%	95.4%
Lifestyle centers and mixed-use properties	9	3,843	90.8%	91.0%
Total multi-tenant retail	158	29,169	94.0%	95.2%
Single-user retail	50	1,354	100.0%	100.0%
Total retail operating portfolio	208	30,523	94.2%	95.4%
Office	5	1,130	100.0%	100.0%
Total operating portfolio (b)	213	31,653	94.4%	95.6%

(a)	Includes leases signed but not commenced.

(b)	Excludes one multi-tenant retail operating property and one single-user office property classified as held for sale as of December 31, 2014.
In addition to our operating portfolio, as of December 31, 2014, we held interests in three retail development properties, one of which is currently under active development and held in a consolidated joint venture.
2014 Company Highlights
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio, including our pro rata share of unconsolidated joint ventures, during the year ended December 31, 2014. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	475	2,906	$16.12	$15.39	4.74%	4.99	$0.91
Comparable New Leases	56	190	21.33	19.18	11.21%	8.14	31.31
Non-Comparable New and Renewal Leases (b)	180	869	15.63	n/a	n/a	6.01	19.72
Total	711	3,965	$16.44	$15.62	5.25%	5.41	$6.49

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Leasing activity remained strong in 2014, with 711 leases signed during the year for a total of approximately 3,965,000 square feet, achieving a renewal rate of 85.6%. Rental rates for comparable new leases signed during 2014 increased approximately 11.2% and rental rates on comparable renewal leases signed during 2014 increased by approximately 4.7% over previous rental rates, for a combined comparable re-leasing spread of approximately 5.3% for the year ended December 31, 2014. We anticipate increased volatility in our reported leasing metrics throughout 2015 as we pursue additional strategic remerchandising opportunities across the portfolio. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we anticipate that much of our new leasing activity in 2015 will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
Acquisitions
During the year ended December 31, 2014, we continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The price paid for acquisitions during 2014 totaled $289,561, on a pro rata basis, and included eight multi-tenant retail operating properties, one outparcel and one parcel at existing wholly-owned multi-tenant retail operating properties and the fee interest in an existing wholly-owned multi-tenant retail operating property that was previously subject to a ground lease with a third party, as detailed below.
We acquired our partner’s 80% ownership interest in the six multi-tenant retail properties owned by our MS Inland Fund, LLC (MS Inland) unconsolidated joint venture (collectively, the MS Inland acquisitions). The six properties had, at acquisition, a combined fair value of $292,500, with our partner’s interest valued at $234,000. We paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The properties acquired have a combined total gross leasable area of 1,194,800 square feet.
In addition, we closed on the acquisitions of Heritage Square, a 53,100 square foot multi-tenant retail property, and Avondale Plaza, a 39,000 square foot multi-tenant retail property, both located in the Seattle metropolitan statistical area (MSA), for purchase prices of $18,022 and $15,070, respectively.
We paid $6,369 to acquire an 8,500 square foot single-user outparcel at Southlake Town Square, one of our existing wholly-owned multi-tenant retail operating properties, located in Southlake, Texas. In addition, we paid $5,750 to acquire a 44,000 square foot parcel at Lakewood Towne Center, one of our existing wholly-owned multi-tenant retail operating properties, located in Lakewood, Washington. We also paid $10,350 to acquire the fee interest in Bed Bath & Beyond Plaza, one of our existing wholly-owned multi-tenant retail operating properties, located in Miami, Florida that was previously subject to a ground lease with a third party.
Subsequent to December 31, 2014, we have continued to execute on our investment strategy by acquiring $284,285 of multi-tenant retail assets in the Washington, D.C. MSA. In total for 2015, we expect to acquire approximately $400,000 to $450,000 of strategic acquisitions in our target markets.
Dispositions
During the year ended December 31, 2014, we continued to pursue targeted dispositions of select non-strategic and non-core properties. Consideration from dispositions totaled $323,689 and included the sales of 14 multi-tenant retail operating properties aggregating 1,998,500 square feet for total consideration of $245,820, seven single-user retail operating properties aggregating 145,700 square feet for total consideration of $41,319, three single-user office and industrial properties aggregating 345,900 square feet for total consideration of $35,850 and one outparcel for total consideration of $700.
Subsequent to December 31, 2014, we sold one single-user office property, which was classified as held for sale at December 31, 2014, for $17,233. During 2015, we expect to dispose of approximately $500,000 of non-strategic and non-core properties.
Capital Markets
On June 30, 2014, we issued $250,000 of unsecured notes to institutional investors in a private placement transaction, consisting of $100,000 of notes with a seven-year term, priced at a fixed interest rate of 4.12%, and $150,000 of notes with a ten-year term, priced at a fixed interest rate of 4.58%, resulting in an annual weighted average fixed interest rate of 4.40%. The proceeds were used to pay down a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.
Additionally, during the year ended December 31, 2014, we continued to enhance our balance sheet flexibility by repaying and defeasing mortgage debt, including prepaying certain longer dated maturities, in amounts totaling $179,465 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $17,554 related to amortizing loans). We also repaid $165,000, net of borrowings, on our unsecured revolving line of credit. As discussed above, as part of the MS Inland acquisitions, we assumed the joint venture’s in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
Distributions
We declared quarterly distributions totaling $1.75 per share of preferred stock and quarterly distributions totaling $0.6625 per share of common stock during 2014.
Results of Operations
We believe that net operating income (NOI) is a useful measure of our operating performance. We define NOI as operating revenues (rental income, tenant recovery income and other property income, excluding straight-line rental income, amortization of lease inducements, amortization of acquired above and below market lease intangibles and lease termination fee income) less property operating expenses (real estate tax expense and property operating expense, excluding straight-line ground rent expense, amortization of acquired ground lease intangibles and straight-line bad debt expense). Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.
This measure provides an operating perspective not immediately apparent from operating income or net income (loss) attributable to common shareholders as defined within GAAP. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on our operating results. However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income (loss) attributable to common shareholders as computed in accordance with GAAP has been presented.
Comparison of the Years Ended December 31, 2014 and 2013
The following table presents operating information for our same store portfolio consisting of 197 operating properties acquired or placed in service and stabilized prior to January 1, 2013, along with a reconciliation to net operating income. The number of properties in our same store portfolio decreased to 197 as of December 31, 2014 from 223 as of December 31, 2013 as a result of the following:

•	the sale of 23 same store investment properties during the year ended December 31, 2014;

•	two same store investment properties classified as held for sale as of December 31, 2014;

•
one investment property changing categorization from same store to “Other investment properties” as we began activities in anticipation of a redevelopment, which had a significant impact to property net operating income during 2014; and

•
an outparcel at one of our same store investment properties previously counted as a separate property was combined with the related shopping center, resulting in a reduction of one to our total property count;

partially offset by

•	one former development property changing categorization to same store from “Other investment properties” because it was part of our operating property portfolio for both periods presented.
The sale of Riverpark Phase IIA on March 11, 2014 did not impact the number of same store properties as it was classified as held for sale as of December 31, 2013 and is presented in discontinued operations.
The properties and financial results reported in “Other investment properties” primarily include the properties acquired during 2013 and 2014, our development properties, a property where we began activities during 2014 in anticipation of a future redevelopment as noted above, the investment properties that were sold or held for sale in 2014 that did not qualify for discontinued

operations treatment and the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during 2014.

	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (197 properties):
Rental income	$395,800	$386,962	$8,838	2.3
Tenant recovery income	96,130	91,295	4,835	5.3
Other property income	6,749	6,759	(10)	(0.1)
Other investment properties:
Rental income	72,734	46,287	26,447
Tenant recovery income	19,589	10,667	8,922
Other property income	795	286	509
Operating expenses:
Same store investment properties (197 properties):
Property operating expenses	(77,114)	(76,287)	(827)	(1.1)
Real estate taxes	(65,339)	(63,758)	(1,581)	(2.5)
Other investment properties:
Property operating expenses	(16,355)	(9,082)	(7,273)
Real estate taxes	(13,434)	(7,433)	(6,001)
Net operating income from continuing operations:
Same store investment properties	356,226	344,971	11,255	3.3
Other investment properties	63,329	40,725	22,604
Total net operating income from continuing operations	419,555	385,696	33,859	8.8

Other income (expense):
Straight-line rental income, net	4,781	(381)	5,162
Amortization of acquired above and below market lease intangibles, net	2,076	976	1,100
Amortization of lease inducements	(707)	(253)	(454)
Lease termination fees	2,667	8,605	(5,938)
Straight-line ground rent expense	(3,889)	(3,486)	(403)
Amortization of acquired ground lease intangibles	560	93	467
Depreciation and amortization	(215,966)	(222,710)	6,744
Provision for impairment of investment properties	(72,203)	(59,486)	(12,717)
General and administrative expenses	(34,229)	(31,533)	(2,696)
Gain on extinguishment of other liabilities	4,258	—	4,258
Equity in loss of unconsolidated joint ventures, net	(2,088)	(1,246)	(842)
Gain on sale of joint venture interest	—	17,499	(17,499)
Gain on change in control of investment properties	24,158	5,435	18,723
Interest expense	(133,835)	(146,805)	12,970
Other income, net	5,459	4,741	718
Total other expense	(418,958)	(428,551)	9,593	2.2

Income (loss) from continuing operations	597	(42,855)	43,452
Discontinued operations:
(Loss) income, net	(148)	9,396	(9,544)
Gain on sales of investment properties	655	41,279	(40,624)
Income from discontinued operations	507	50,675	(50,168)
Gain on sales of investment properties	42,196	5,806	36,390
Net income	43,300	13,626	29,674
Net income attributable to the Company	43,300	13,626	29,674
Preferred stock dividends	(9,450)	(9,450)	—
Net income attributable to common shareholders	$33,850	$4,176	$29,674
Same store net operating income increased $11,255, or 3.3%, primarily due to the following:

•
rental income increased $8,838 primarily due to an increase of $5,364 from occupancy growth and $3,691 from contractual rent increases and re-leasing spreads, partially offset by negotiated rent reductions and co-tenancy provisions in certain leases; and

•	total operating expenses, net of tenant recovery income, decreased $2,427 primarily as a result of a decrease in certain non-recoverable operating expenses, including bad debt expense.

In 2015, we expect same store net operating income growth to moderate in part due to anticipated strategic remerchandising efforts at some of our same store properties.
Total net operating income increased $33,859, or 8.8%, primarily due to an increase of $28,937 in net operating income related to the properties acquired during 2013 and 2014 and the increase of $11,255 from the same store portfolio described above, partially offset by a decrease of $7,459 in net operating income related to the properties sold in 2014.
Other income (expense). Total other expense decreased $9,593, or 2.2%, primarily due to:

•
an $18,723 increase in gain on change in control of investment properties associated with the dissolutions of our MS Inland and RC Inland L.P. (RioCan) unconsolidated joint ventures during 2014 and 2013, respectively (see Note 11 to the accompanying consolidated financial statements);

•	a $12,970 decrease in interest expense primarily consisting of:

•	an $11,722 decrease in interest on mortgages payable due to the repayment of mortgage debt;

•
a $2,432 decrease in write-offs of loan fees primarily due to the 2013 repayment of the IW JV senior and junior mezzanine notes payable and a $1,422 decrease in interest on notes payable as a result of this repayment; and

•
a $1,851 increase in the amortization of mortgage premium resulting from the assumption of mortgages payable in connection with the dissolutions of our MS Inland and RioCan unconsolidated joint ventures during 2014 and 2013, respectively;

partially offset by

•	a $5,495 increase in interest expense due to the issuance of $250,000 of unsecured notes in a private placement transaction.

•
a $6,744 decrease in depreciation and amortization primarily due to the write-off of assets demolished as part of redevelopment efforts at two operating properties during 2013 and the impact of 2014 dispositions, partially offset by the incremental increase due to the acquisition of properties in 2013 and 2014;

partially offset by

•
a $17,499 decrease in gain on sale of joint venture interest associated with the dissolution of our RioCan unconsolidated joint venture during 2013 (see Note 11 to the accompanying consolidated financial statements); and

•
a $12,717 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 15 and 16 to the accompanying consolidated financial statements), we recognized impairment charges in continuing operations of $72,203 and $59,486 for the years ended December 31, 2014 and 2013, respectively.

During 2015, we expect general and administrative expenses to increase primarily due to higher expected compensation expense.
Discontinued operations. We elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014.  The revised pronouncement limits what qualifies for discontinued operations treatment and requires prospective application to all dispositions or assets classified as held for sale subsequent to adoption. One property, Riverpark Phase IIA, was classified as held for sale as of December 31, 2013, and, therefore, qualified for discontinued operations treatment under the previous standard. No additional properties qualified for discontinued operations treatment during the year ended December 31, 2014. Discontinued operations for the year ended December 31, 2013 consists of 20 properties that were sold during the year ended December 31, 2013 and one property classified as held for sale as of December 31, 2013, including 12 multi-tenant retail properties, six single-user retail properties, two single-user office properties and one single-user industrial property. The 2013 dispositions aggregated 2,833,900 square feet for consideration totaling $328,045 during the year ended December 31, 2013.
Comparison of the Years Ended December 31, 2013 to 2012
The following table presents operating information for the properties that were included in our same store portfolio for the periods presented, which consists of 223 operating properties acquired or placed in service prior to January 1, 2012, including those properties that were sold subsequent to December 31, 2013 that did not qualify for discontinued operations treatment, along with a reconciliation to net operating income.

	2013	2012	Change	Percentage
Operating revenues:
Same store investment properties (223 properties):
Rental income	$424,038	$416,196	$7,842	1.9
Tenant recovery income	99,881	99,714	167	0.2
Other property income	6,992	7,249	(257)	(3.5)
Other investment properties:
Rental income	9,211	4,167	5,044
Tenant recovery income	2,081	806	1,275
Other property income	53	44	9
Operating expenses:
Same store investment properties (223 properties):
Property operating expenses	(83,213)	(86,220)	3,007	3.5
Real estate taxes	(69,363)	(68,541)	(822)	(1.2)
Other investment properties:
Property operating expenses	(2,156)	(1,045)	(1,111)
Real estate taxes	(1,828)	(691)	(1,137)
Net operating income:
Same store investment properties	378,335	368,398	9,937	2.7
Other investment properties	7,361	3,281	4,080
Total net operating income	385,696	371,679	14,017	3.8

Other (expense) income:
Straight-line rental income, net	(381)	1,186	(1,567)
Amortization of acquired above and below market lease intangibles, net	976	641	335
Amortization of lease inducements	(253)	(57)	(196)
Lease termination fees	8,605	1,225	7,380
Straight-line ground rent expense	(3,486)	(3,251)	(235)
Amortization of acquired ground lease intangibles	93	—	93
Depreciation and amortization	(222,710)	(208,658)	(14,052)
Provision for impairment of investment properties	(59,486)	(1,323)	(58,163)
General and administrative expenses	(31,533)	(26,878)	(4,655)
Gain on extinguishment of debt	—	3,879	(3,879)
Equity in loss of unconsolidated joint ventures, net	(1,246)	(6,307)	5,061
Gain on sale of joint venture interest	17,499	—	17,499
Gain on change in control of investment properties	5,435	—	5,435
Interest expense	(146,805)	(171,295)	24,490
Co-venture obligation expense	—	(3,300)	3,300
Recognized gain on marketable securities	—	25,840	(25,840)
Other income, net	4,741	2,251	2,490
Total other expense	(428,551)	(386,047)	(42,504)	(11.0)

Loss from continuing operations	(42,855)	(14,368)	(28,487)
Discontinued operations:
Income (loss), net	9,396	(24,063)	33,459
Gain on sales of investment properties, net	41,279	30,141	11,138
Income from discontinued operations	50,675	6,078	44,597
Gain on sales of investment properties, net	5,806	7,843	(2,037)
Net income (loss)	13,626	(447)	14,073
Net income (loss) attributable to the Company	13,626	(447)	14,073
Preferred stock dividends	(9,450)	(263)	(9,187)
Net income (loss) attributable to common shareholders	$4,176	$(710)	$4,886
Same store net operating income increased $9,937, or 2.7%, primarily due to the following:

•	rental income increased $7,842 primarily due to an increase of $4,052 from occupancy growth and $4,051 from contractual rent increases and re-leasing spreads; and

•
total operating expenses, net of tenant recovery income, decreased $2,352 primarily as a result of a decrease in certain non-recoverable operating expenses, partially offset by negative adjustments from the common area maintenance reconciliation process in 2013 and an increase in bad debt expense.

Total net operating income increased $14,017, or 3.8%, primarily due to the increase of $9,937 from the same store portfolio described above and an increase of $4,014 in net operating income related to the properties acquired during 2013.
Other (expense) income. Total other expense increased $42,504, or 11.0%, primarily due to:

•
a $58,163 increase in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Notes 15 and 16 to the accompanying consolidated financial statements), we recognized impairment charges in continuing operations of $59,486 and $1,323 for the years ended December 31, 2013 and 2012, respectively;

•	a $25,840 decrease in recognized gain on marketable securities due to the liquidation of our marketable securities portfolio in 2012; and

•	a $14,052 increase in depreciation and amortization primarily due to the write-off of assets demolished as part of redevelopment efforts at two operating properties during 2013;
partially offset by

•	a $24,490 decrease in interest expense primarily consisting of:

•	a $22,964 decrease in interest on mortgages payable and construction loans primarily due to the repayment of mortgage debt;

•	a $15,617 decrease in interest on notes payable due to the repayment of notes payable with an aggregate balance of $138,900 and a weighted average interest rate of 12.62%; and

•	a $3,599 decrease in interest on our credit facility due to lower interest rates following the May 2013 amendment and restatement of the facility;
partially offset by

•	the 2013 payment of $6,250 in prepayment penalties and non-cash loan fee write-offs of $2,492 related to the repayment of the IW JV senior and junior mezzanine notes; and

•	an $8,854 net decrease in mortgage premium amortization related to the repayment of a cross-collateralized pool of mortgages in 2012.

•
a $17,499 increase in gain on sale of joint venture interest associated with the dissolution of our RioCan unconsolidated joint venture during 2013 (see Note 11 to the accompanying consolidated financial statements); and

•	a $7,380 increase in lease termination fees primarily due to termination fees of $7,135 received from four tenants in the fourth quarter of 2013.
Discontinued operations. Discontinued operations consists of amounts related to one, 20 and 31 properties that were sold during the years ended December 31, 2014, 2013 and 2012. The one property that was sold in 2014 was classified as held for sale as of December 31, 2013.
Funds From Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a performance measure known as FFO. As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO as FFO excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, our real estate operating portfolio. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, actual or anticipated settlement of litigation involving the Company, and impairment charges to write down the carrying value of assets other than depreciable real estate, which are otherwise excluded from our calculation of FFO.

We believe that FFO and Operating FFO, which are non-GAAP performance measures, provide additional and useful means to assess the operating performance of REITs. Neither FFO nor Operating FFO represent alternatives to “Net Income” as an indicator of our performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO and Operating FFO are calculated as follows:

	2014	2013	2012
Net income (loss) attributable to common shareholders	$33,850	$4,176	$(710)
Depreciation and amortization	216,676	241,152	247,109
Provision for impairment of investment properties	72,203	92,319	27,369
Gain on sales of investment properties (a)	(67,009)	(70,996)	(37,984)
FFO	$255,720	$266,651	$235,784

Impact on earnings from the early extinguishment of debt, net	10,479	(15,914)	(10,860)
Recognized gain on marketable securities	—	—	(25,840)
Joint venture investment impairment	—	1,834	—
Excise tax accrual	—	—	4,594
Reversal of excise tax accrual	(4,594)	—	—
Provision for hedge ineffectiveness	12	(912)	623
Gain on extinguishment of other liabilities	(4,258)	(3,511)	—
Other	(199)	(1,349)	(1,677)
Operating FFO	$257,160	$246,799	$202,624

(a)
Gain on sales of investment properties for the year ended December 31, 2014 includes the gain on change in control of investment properties of $24,158 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our MS Inland unconsolidated joint venture on June 5, 2014. Gain on sales of investment properties for the year ended December 31, 2013 includes the gain on sale of joint venture interest of $17,499 and the gain on change in control of investment properties of $5,435 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our RioCan unconsolidated joint venture on October 1, 2013.

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
Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow		Short-Term:
▪	Cash and cash equivalents	▪	Tenant allowances and leasing costs
▪	Available borrowings under our unsecured revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Proceeds from asset dispositions	▪	Debt repayment requirements
▪	Proceeds from capital markets transactions	▪	Distribution payments
		▪	Acquisitions

Long-Term:
		▪	Major redevelopment, renovation or expansion activities
		▪	New development
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities. This has been accomplished through a combination of the repayment or refinancing of maturing debt, which has been funded primarily through dispositions of assets and capital markets transactions, including the completion of a public offering and listing of our Class A common stock on the NYSE, the completion of a public offering of our Series A preferred stock, the establishment and issuance of stock pursuant to our ATM equity program and the issuance of $250,000 of unsecured notes to institutional investors in a private placement transaction. As of December 31, 2014, we had $391,559 of debt scheduled to mature through the end of 2015, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of December 31, 2014:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,616,063	6.03%	4.0 years
Variable rate construction loan	14,900	2.44%	0.8 years
Total mortgages payable	1,630,963	5.99%	3.9 years
Premium, net of accumulated amortization	3,972
Discount, net of accumulated amortization	(470)
Total mortgages payable, net	1,634,465
Unsecured notes payable:
Series A senior notes	100,000	4.12%	6.5 years
Series B senior notes	150,000	4.58%	9.5 years
Total unsecured notes payable	250,000	4.40%	8.3 years
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	3.4 years
Variable rate portion of term loan	150,000	1.62%	3.4 years
Variable rate revolving line of credit	—	1.67%	2.4 years
Total unsecured credit facility	450,000	1.87%	3.4 years

Total consolidated indebtedness, net	$2,334,465	5.03%	4.3 years

(a)
Includes $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2014. Excludes a mortgage payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014.

(b)	Reflects $300,000 of variable rate debt that matures in May 2018 that is swapped to a fixed rate through February 2016.
Mortgages Payable
During the year ended December 31, 2014, we repaid and defeased mortgages payable in the total amount of $179,465 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $17,554 related to amortizing loans). The loans repaid and defeased during the year ended December 31, 2014 had a weighted average fixed interest rate of 6.08%. In addition, during the year ended December 31, 2014, as part of the MS Inland acquisitions, we assumed the in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
Unsecured Notes Payable
On June 30, 2014, we issued $250,000 of unsecured notes in a private placement transaction pursuant to a note purchase agreement we entered into on May 16, 2014 with various institutional investors. The proceeds were used to pay down a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.
The following table summarizes our unsecured notes payable as of December 31, 2014:

Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The note purchase agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of December 31, 2014, management believes we were in compliance with the financial covenants and default provisions under the note purchase agreement.

Credit Facility
On May 13, 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,000,000, consisting of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the unsecured credit facility). The unsecured credit facility contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances.
The unsecured credit facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, we received our first of two investment grade credit ratings. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of December 31, 2014, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The following table summarizes our unsecured credit facility as of December 31, 2014:

Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.62%
Revolving line of credit - variable rate	May 12, 2017 (b)	—	1.67%
	Total	$450,000	1.87%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of December 31, 2014.

(b)
We have a one year extension option on the unsecured revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of December 31, 2014, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2014, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2014. The table does not reflect the impact of any 2015 debt activity.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$376,659	$67,736	$321,126	$12,414	$502,882	$335,246	$1,616,063	$1,734,771
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000	301,001
Unsecured notes payable	—	—	—	—	—	250,000	250,000	258,360
Total fixed rate debt	376,659	67,736	321,126	312,414	502,882	585,246	2,166,063	2,294,132

Variable rate debt:
Construction loan	14,900	—	—	—	—	—	14,900	14,900
Unsecured credit facility	—	—	—	150,000	—	—	150,000	150,501
Total variable rate debt	14,900	—	—	150,000	—	—	164,900	165,401
Total debt (c)	$391,559	$67,736	$321,126	$462,414	$502,882	$585,246	$2,330,963	$2,459,533

Weighted average interest rate on debt:
Fixed rate debt	5.59%	5.06%	5.53%	2.18%	7.50%	4.72%	5.28%
Variable rate debt	2.44%	—	—	1.62%	—	—	1.69%
Total	5.47%	5.06%	5.53%	2.00%	7.50%	4.72%	5.03%

(a)
Includes $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2014. Excludes mortgage premium of $3,972 and discount of $(470), net of accumulated amortization, which was outstanding as of December 31, 2014 and a mortgage payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of December 31, 2014, the weighted average years to maturity of consolidated indebtedness was 4.3 years.
We plan on addressing our mortgages payable maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its taxable income, prior to the deduction for dividends paid and excluding net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our unsecured credit facility, which limits our distributions to the greater of 95% of FFO, as defined in the unsecured credit agreement (which equals FFO, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
On March 7, 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions. We did not sell any shares under our ATM equity program during the year ended December 31, 2014. During the year ended December 31, 2013, 5,547 shares were issued at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. As of December 31, 2014, we had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of December 31, 2014, including one consolidated joint venture and three wholly-owned properties. As of December 31, 2014, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value		Construction Loan Balance
Henderson, Nevada	Green Valley Crossing	50.0%	$3,080	(a)	$14,900
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,467		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
		Total	$42,561	(b)	$14,900

(a)
Total excludes $29,705 of costs, net of accumulated depreciation, placed in service, $4,047 of which was placed in service during the year ended December 31, 2014 based upon substantial completion of construction of an approximately 25,000 square foot anchor space leased to a grocer tenant.

(b)	There is no income attributable to developments in progress.
Asset Dispositions
Over the past three years, our asset sales were an integral component of our long-term portfolio repositioning and deleveraging efforts. The following table highlights the results of our asset dispositions during 2014, 2013 and 2012:

	Number of Assets Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished (b)
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713
2013 Dispositions	20	2,833,900	$328,045	$320,574	$—
2012 Dispositions	31	4,420,300	$475,631	$211,381	$254,306

(a)	Represents total consideration net of transaction costs.

(b)	Excludes mortgages payable repaid prior to disposition transactions.
In addition to the transactions presented in the preceding table, we (i) received net proceeds of $1,023, $6,192 and $11,203 from other transactions, including condemnation awards, earnouts and the sale of parcels at certain of our properties, and (ii) generated aggregate net proceeds of $0, $108,257 and $5,227, on a pro-rata basis, from dispositions at our unconsolidated joint ventures each during the years ended December 31, 2014, 2013 and 2012, respectively. The pro rata net proceeds of $108,257 from dispositions at our unconsolidated joint ventures in 2013 includes $95,502 related to the sale of our 20% ownership interest in eight properties owned by the RioCan joint venture in connection with the dissolution of our joint venture arrangement on October 1, 2013.

Asset Acquisitions
During the fourth quarter of 2013, we began executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2014, 2013 and 2012:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2014 Acquisitions (b)	11	1,339,400	$348,061	$289,561	$141,698	$113,358
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291
2012 Acquisitions (c)	1	45,000	$2,806	$—	$—	$—

(a)
Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture and the 2013 acquisition of our partner’s 80% ownership interest in five properties owned by our RioCan unconsolidated joint venture, as well as acquisitions from unaffiliated third parties.

(b)
We acquired the fee interest in our Bed Bath & Beyond Plaza multi-tenant retail operating property that was previously subject to a ground lease with an unaffiliated third party, a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with us prior to the transaction, and a parcel located at our Lakewood Towne Center multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

(c)
We acquired from an unaffiliated third party a fully occupied building located at our Hickory Ridge multi-tenant retail operating property that was subject to a ground lease with us prior to the transaction. As a result, the total number of properties in our portfolio was not affected.

Summary of Cash Flows

	Year Ended December 31,
	2014	2013	Impact
Cash provided by operating activities	$254,014	$239,632	$14,382
Cash provided by investing activities	77,900	103,212	(25,312)
Cash (used in) financing activities	(277,812)	(422,723)	144,911
Increase (decrease) in cash and cash equivalents	54,102	(79,879)	133,981
Cash and cash equivalents, at beginning of year	58,190	138,069
Cash and cash equivalents, at end of year	$112,292	$58,190
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others, (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gains on sales of investment properties, joint venture interest and change in control of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities in 2014 increased $14,382 primarily due to the following:

•	a $17,330 reduction in cash paid for interest;

•	a $13,464 increase in NOI (including an increase in NOI from continuing operations of $33,859, partially offset by a decrease of $20,395 in NOI from discontinued operations); and

•	a $4,407 decrease in cash paid for leasing fees and inducements;
partially offset by

•	a $13,116 decrease in net lease termination fees received;

•	a $5,745 decrease in distributions on investments in unconsolidated joint ventures; and

•	a $2,066 decrease in joint venture management fees received.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties and joint venture interests, net of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, in addition to changes in restricted escrows. In comparing 2014 to 2013, the decrease in cash paid to purchase investment properties was offset by the decrease in proceeds from the sale of a joint venture interest associated with the dissolution of our RioCan unconsolidated joint venture during 2013 and the decrease in proceeds from the sales of investment properties. Net cash provided by investing activities in 2014 decreased $25,312 primarily due to the following:

•	a $39,117 net change in restricted escrow activity, of which $22,600 relates to acquisition deposits made in 2014;
partially offset by

•	a $9,615 reduction in investment in unconsolidated joint ventures.
We will continue to execute on our investment strategy by disposing of certain non-strategic and non-core properties. The majority of the proceeds from disposition activity in 2015 is expected to be redeployed into external growth initiatives, including strategic acquisitions. In addition, tenant improvement costs associated with re-leasing vacant space and strategic remerchandising efforts across the portfolio may continue to be significant.
Cash Flows from Financing Activities
Net cash used in financing activities primarily consists of credit facility repayments and principal payments on mortgages payable, partially offset by proceeds from our credit facility and the issuance of debt instruments and equity securities. Net cash used in financing activities in 2014 decreased $144,911 primarily due to the following:

•	a $379,626 decrease in principal payments on mortgages payable; and

•	a $250,000 increase in proceeds from the issuance of unsecured notes to institutional investors in a private placement transaction in 2014;
partially offset by

•	a $400,000 decrease in net proceeds from our credit facility; and

•	an $84,835 decrease in proceeds from the issuance of common shares resulting from activity on our ATM equity program in 2013.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2014 and does not reflect the impact of any 2015 activity:

	Payment due by period
	Less than 1 year (b)	1-3 years (c)	3-5 years (d)	More than 5 years	Total
Long-term debt (a)
Fixed rate	$376,659	$388,862	$815,296	$585,246	$2,166,063
Variable rate	14,900	—	150,000	—	164,900
Interest	112,826	174,689	131,986	81,987	501,488
Operating lease obligations (e)	8,440	16,655	17,201	519,964	562,260
	$512,825	$580,206	$1,114,483	$1,187,197	$3,394,711

(a)
Amounts exclude mortgage premium of $3,972 and discount of $(470), net of accumulated amortization, that was outstanding as of December 31, 2014 and a mortgage payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014. Fixed and variable rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2014.

(b)	We plan on addressing our 2015 mortgages payable maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $8,124 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on September 30, 2016.

(d)	Included in fixed rate debt is $300,000 of LIBOR-based debt which matures on May 11, 2018. We have swapped this portion of our unsecured term loan to a fixed rate through February 24, 2016.

(e)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2023 to 2090, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2015 to 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development costs; fair value measurements; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.
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
For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating acquisition date fair value. We allocate a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. We also evaluate each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Acquisition accounting fair value estimates, including the discount rate used, require us to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
Impairment of Long-Lived Assets and Unconsolidated Joint Ventures
Our investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, we separately determine whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a change in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by our management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated dates of construction completion and grand opening for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	a property-specific discount rate.
We did not have any unconsolidated joint ventures as of December 31, 2014. When we hold investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
To determine whether any identified impairment is other-than-temporary, we consider whether we have the ability and intent to hold the investment until the carrying value is fully recovered. To the extent impairment has occurred, we will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Cost Capitalization, Depreciation and Amortization Policies
Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are included in the investment properties financial statement caption as an addition to building and improvements.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements, leasing fees and acquired in-place lease value intangibles are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. Acquired above and below market lease intangibles are amortized on a straight-line basis over the life of the related lease, inclusive of renewal periods if market participants would consider it reasonably assured that the lessee would exercise such options, as an adjustment to rental income when we are the lessor. For acquired leases in which we are the lessee, any value attributable to above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses.

Development and Redevelopment Projects
We capitalize direct and certain indirect project costs incurred during the development or redevelopment period such as construction, insurance, architectural, legal, interest and other financing costs and real estate taxes. At such time as the development or redevelopment is considered substantially complete, the capitalization of certain indirect costs such as real estate taxes, interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements. A project’s classification changes from development to operating when it is substantially completed and held available for occupancy, but no later than one year from the completion of major construction activity. A property is considered stabilized upon reaching 90% occupancy, but no later than one year from the date it was classified as operating, and is included in our same store portfolio when it is stabilized for the periods presented.
Investment Properties Held for Sale
In determining whether to classify an investment property as held for sale, we consider whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) we have initiated a program to locate a buyer; (iv) we believe that the sale of the investment property is probable; (v) we are actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for us to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and we record the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. Prior to our early adoption of the revised discontinued operations pronouncement in 2014, if the operations and cash flow of the property had been, or were upon consummation of such sale, eliminated from ongoing operations and we did not have significant continuing involvement in the operations of the property, then the operations for the periods presented were classified in the consolidated statements of operations and other comprehensive income (loss) as discontinued operations for all periods presented. However, we elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014, which limits what qualifies for discontinued operations presentation. As a result, the investment properties that were sold or classified as held for sale during 2014, except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations presentation and, as such, are reflected in continuing operations on the accompanying consolidated statements of operations and other comprehensive income (loss).
Partially-Owned Entities
If we determine that we are an owner in a variable interest entity (VIE) and we hold a controlling financial interest, then we will consolidate the entity as the primary beneficiary. We assess our interests in variable interest entities on an ongoing basis to determine whether or not we are a primary beneficiary. Partially-owned, non-variable interest joint ventures in which we have a controlling financial interest are consolidated. Partially-owned, non-variable interest joint ventures in which we do not have a controlling financial interest, but have the ability to exercise significant influence, will not be consolidated, but rather accounted for pursuant to the equity method of accounting.
Derivative and Hedging Activities
Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other liabilities.” We use interest rate derivatives to manage differences in the amount, timing and duration of our known or expected cash payments principally related to certain of our borrowings. We do not use derivatives for trading or speculative purposes. On the date that we enter into a derivative, we may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on our variable rate debt. As of December 31, 2014, the balance in accumulated other comprehensive loss relating to derivatives was $537. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income (loss).

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
Rental income, for only those leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such rental income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.
Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. We make certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.
We record lease termination income in “Other property income” upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, we may record losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.
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
Accounts and Notes Receivable and Allowance for Doubtful Accounts
Accounts and notes receivable balances outstanding include base rents, tenant reimbursements and deferred rent receivables. An allowance for the uncollectible portion of accounts receivable is determined on a tenant-specific basis through an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. As these factors change, the allowance is subject to revision and may impact our results of operations. Management’s estimate of the collectibility of accounts and notes receivable is based on the best information available to management at the time of evaluation.

Income Taxes
We have elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, we generally will not be subject to U.S. federal income tax on the taxable income we currently distribute to our shareholders.
We record a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold.
Impact of Recently Issued Accounting Pronouncements
Effective January 1, 2014, companies are required to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. To the extent none of these are available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
Effective January 1, 2015, with early adoption permitted effective January 1, 2014, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have, or will have, a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations treatment are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. While the threshold for a disposal or disposal group to qualify for discontinued operations treatment has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. We elected to early adopt this pronouncement effective January 1, 2014. The adoption, which is applied prospectively, is anticipated to substantially reduce the number of our transactions, going forward, that qualify for discontinued operations as compared to historical results. Except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, the investment properties that were sold or held for sale during 2014 did not qualify for discontinued operations treatment and, as such, are reflected in continuing operations on the accompanying consolidated statements of operations and other comprehensive income (loss).
Effective January 1, 2016, with early adoption permitted effective January 1, 2014, companies that grant their employees share-based payments in which the terms of the award provide that a performance target which affects vesting could be achieved after the requisite service period will be required to treat that feature as a performance condition. We elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
Effective January 1, 2016, with early adoption permitted effective January 1, 2014, companies that issue hybrid financial instruments in the form of a share will be required to consider all stated and implied substantive terms and features in evaluating whether the host contract within the hybrid financial instrument is more akin to debt or to equity. The effects of initially adopting this pronouncement should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share. We elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
Effective January 1, 2016, a company’s management will be required to assess the entity’s ability to continue as a going concern every reporting period including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. We do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements.
Effective January 1, 2016, the concept of extraordinary items will be eliminated from GAAP and entities will no longer be required to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. We have elected to early adopt this pronouncement effective January 1, 2015. The adoption of this pronouncement is not expected to have any effect on our consolidated financial statements.
Effective January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. We do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
Inflation
Certain of our leases contain provisions designed to mitigate the adverse impact of inflation. Such provisions include clauses enabling us to receive payment of additional rent calculated as a percentage of tenants’ gross sales above predetermined thresholds, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. While most escalation clauses are fixed in nature, some may include increases based upon changes in the consumer price index or similar inflation indices. In addition, many of our leases are for terms of less than 10 years, which permits us to seek to increase rents to market rates upon renewal. Most of our leases require the tenant to pay an allocable share of operating expenses, including common area maintenance costs, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation.
Subsequent Events
Subsequent to December 31, 2014, we:

•	drew $225,000, net of repayments, on our unsecured revolving line of credit and used the proceeds and available cash on hand to acquire the following properties:

•
the retail portion of Downtown Crown, a Class A mixed-use property located in Gaithersburg, Maryland, from a third party for a gross purchase price of $162,785. The property contains approximately 258,000 square feet of retail space;

•
Merrifield Town Center, a Class A mixed-use property located in Merrifield, Virginia, from a third party for a gross purchase price of $56,500. The property contains approximately 85,000 square feet of retail space; and

•
Fort Evans Plaza II, a Class A multi-tenant retail property located in Leesburg, Virginia, from a third party for a gross purchase price of $65,000. The property contains approximately 229,000 square feet.

•
closed on the disposition of Aon Hewitt East Campus, a 343,000 square foot single-user office property located in Lincolnshire, Illinois, for a sales price of $17,233 with no significant gain or loss on sale due to impairment charges previously recognized; and

•	repaid a pool of mortgages payable with an aggregate principal balance of $18,504 and an interest rate of 6.39%.
On February 10, 2015, our board of directors declared the cash dividend for the first quarter of 2015 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2015 to preferred shareholders of record at the close of business on March 20, 2015.
On February 10, 2015, our board of directors declared the distribution for the first quarter of 2015 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 10, 2015 to Class A common shareholders of record at the close of business on March 27, 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of long-term debt used to maintain liquidity and fund our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, and in some cases variable rates with the ability to convert to fixed rates.
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
As of December 31, 2014, we had $308,124 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2014 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of credit facility	$300,000	February 24, 2016	$442
Heritage Towne Crossing	8,124	September 30, 2016	120
	$308,124		$562
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $1,500.
The combined carrying amount of our mortgages payable, unsecured notes payable and unsecured credit facility is approximately $125,068 lower than the fair value as of December 31, 2014.
We may use additional derivative financial instruments to hedge exposures to changes in interest rates. To the extent we do, we are exposed to market and credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, we generally are not exposed to the credit risk of the counterparty. We minimize credit risk in derivative instruments by entering into transactions with the same party providing the financing, with the right of offset, or by entering into transactions with highly rated counterparties.

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2014, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2014. The table does not reflect the impact of any 2015 debt activity.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$376,659	$67,736	$321,126	$12,414	$502,882	$335,246	$1,616,063	$1,734,771
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000	301,001
Unsecured notes payable	—	—	—	—	—	250,000	250,000	258,360
Total fixed rate debt	376,659	67,736	321,126	312,414	502,882	585,246	2,166,063	2,294,132

Variable rate debt:
Construction loan	14,900	—	—	—	—	—	14,900	14,900
Unsecured credit facility	—	—	—	150,000	—	—	150,000	150,501
Total variable rate debt	14,900	—	—	150,000	—	—	164,900	165,401
Total debt (c)	$391,559	$67,736	$321,126	$462,414	$502,882	$585,246	$2,330,963	$2,459,533

Weighted average interest rate on debt:
Fixed rate debt	5.59%	5.06%	5.53%	2.18%	7.50%	4.72%	5.28%
Variable rate debt	2.44%	—	—	1.62%	—	—	1.69%
Total	5.47%	5.06%	5.53%	2.00%	7.50%	4.72%	5.03%

(a)
Includes $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2014. Excludes mortgage premium of $3,972 and discount of $(470), net of accumulated amortization, which was outstanding as of December 31, 2014 and a mortgage payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of December 31, 2014, the weighted average years to maturity of consolidated indebtedness was 4.3 years.
We had $164,900 of variable rate debt, excluding $308,124 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.69% as of December 31, 2014. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2014, interest expense would increase by approximately $1,649 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2014. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

Item 8.  Financial Statements and Supplementary Data
Index

RETAIL PROPERTIES OF AMERICA, INC.

Schedules not filed:
All schedules other than the two listed in the Index have been omitted as the required information is either not applicable or the information is already presented in the accompanying consolidated financial statements or related notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.:
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and other comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Properties of America, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 18, 2015

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2014	December 31, 2013
Assets
Investment properties:
Land	$1,195,369	$1,174,065
Building and other improvements	4,442,446	4,586,657
Developments in progress	42,561	43,796
	5,680,376	5,804,518
Less accumulated depreciation	(1,365,471)	(1,330,474)
Net investment properties	4,314,905	4,474,044
Cash and cash equivalents	112,292	58,190
Investment in unconsolidated joint ventures	—	15,776
Accounts and notes receivable (net of allowances of $7,497 and $8,197, respectively)	86,013	80,818
Acquired lease intangible assets, net	125,490	129,561
Assets associated with investment properties held for sale	33,640	8,616
Other assets, net	131,520	110,571
Total assets	$4,803,860	$4,877,576

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,634,465	$1,684,633
Unsecured notes payable	250,000	—
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	—	165,000
Accounts payable and accrued expenses	61,129	54,457
Distributions payable	39,187	39,138
Acquired lease intangible liabilities, net	100,641	91,881
Liabilities associated with investment properties held for sale	8,203	6,603
Other liabilities	70,860	77,030
Total liabilities	2,614,485	2,568,742

Commitments and contingencies (Note 17)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of December 31, 2014 and 2013; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 236,602 and 236,302 shares issued and outstanding as of December 31, 2014 and 2013, respectively	237	236
Additional paid-in capital	4,922,864	4,919,633
Accumulated distributions in excess of earnings	(2,734,688)	(2,611,796)
Accumulated other comprehensive loss	(537)	(738)
Total shareholders’ equity	2,187,881	2,307,340
Noncontrolling interests	1,494	1,494
Total equity	2,189,375	2,308,834
Total liabilities and equity	$4,803,860	$4,877,576

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Income (Loss)
(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$474,684	$433,591	$422,133
Tenant recovery income	115,719	101,962	100,520
Other property income	10,211	15,955	8,518
Total revenues	600,614	551,508	531,171

Expenses:
Property operating expenses	96,798	89,067	90,516
Real estate taxes	78,773	71,191	69,232
Depreciation and amortization	215,966	222,710	208,658
Provision for impairment of investment properties	72,203	59,486	1,323
General and administrative expenses	34,229	31,533	26,878
Total expenses	497,969	473,987	396,607

Operating income	102,645	77,521	134,564

Gain on extinguishment of debt	—	—	3,879
Gain on extinguishment of other liabilities	4,258	—	—
Equity in loss of unconsolidated joint ventures, net	(2,088)	(1,246)	(6,307)
Gain on sale of joint venture interest	—	17,499	—
Gain on change in control of investment properties	24,158	5,435	—
Interest expense (Note 10)	(133,835)	(146,805)	(171,295)
Co-venture obligation expense	—	—	(3,300)
Recognized gain on marketable securities, net	—	—	25,840
Other income, net	5,459	4,741	2,251
Income (loss) from continuing operations	597	(42,855)	(14,368)

Discontinued operations:
(Loss) income, net	(148)	9,396	(24,063)
Gain on sales of investment properties, net	655	41,279	30,141
Income from discontinued operations	507	50,675	6,078
Gain on sales of investment properties, net	42,196	5,806	7,843
Net income (loss)	43,300	13,626	(447)
Net income (loss) attributable to the Company	43,300	13,626	(447)
Preferred stock dividends	(9,450)	(9,450)	(263)
Net income (loss) attributable to common shareholders	$33,850	$4,176	$(710)

Earnings (loss) per common share — basic and diluted:
Continuing operations	$0.14	$(0.20)	$(0.03)
Discontinued operations	—	0.22	0.03
Net income per common share attributable to common shareholders	$0.14	$0.02	$—

Net income (loss)	$43,300	$13,626	$(447)
Other comprehensive income (loss):
Net unrealized gain on derivative instruments (Note 10)	201	516	108
Net unrealized gain on marketable securities	—	—	4,748
Reversal of unrealized gain to recognized gain on marketable securities	—	—	(25,840)
Comprehensive income (loss)	43,501	14,142	(21,431)
Comprehensive income (loss) attributable to the Company	$43,501	$14,142	$(21,431)

Weighted average number of common shares outstanding — basic	236,184	234,134	220,464

Weighted average number of common shares outstanding — diluted	236,187	234,134	220,464

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2012	—	$—	48,382	$48	145,147	$146	$4,427,977	$(2,312,877)	$19,730	$2,135,024	$1,494	$2,136,518
Net loss	—	—	—	—	—	—	—	(447)	—	(447)	—	(447)
Other comprehensive loss	—	—	—	—	—	—	—	—	(20,984)	(20,984)	—	(20,984)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(146,769)	—	(146,769)	—	(146,769)
Issuance of common stock, net of offering costs	—	—	36,570	37	—	—	266,454	—	—	266,491	—	266,491
Redemption of fractional shares of common stock	—	—	(39)	—	(118)	—	(1,253)	—	—	(1,253)	—	(1,253)
Issuance of preferred stock, net of offering costs	5,400	5	—	—	—	—	130,289	—	—	130,294	—	130,294
Distribution reinvestment program (DRP)	—	—	167	—	502	—	11,626	—	—	11,626	—	11,626
Issuance of restricted common stock	—	—	8	—	24	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	48,518	48	(48,518)	(48)	—	—	—	—	—	—
Stock based compensation expense	—	—	—	—	—	—	277	—	—	277	—	277
Balance as of December 31, 2012	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753

Net income	—	$—	—	$—	—	$—	$—	$13,626	$—	$13,626	$—	$13,626
Other comprehensive income	—	—	—	—	—	—	—	—	516	516	—	516
Distributions declared to preferred shareholders ($1.7986 per share)	—	—	—	—	—	—	—	(9,713)	—	(9,713)	—	(9,713)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(155,616)	—	(155,616)	—	(155,616)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,491	—	—	83,496	—	83,496
Issuance of restricted common stock	—	—	116	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	97,037	98	(97,037)	(98)	—	—	—	—	—	—
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(4)	—	—	—	772	—	—	772	—	772
Balance as of December 31, 2013	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(Continued)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Net income	—	$—	—	$—	—	$—	$—	$43,300	$—	$43,300	$—	$43,300
Other comprehensive income	—	—	—	—	—	—	—	—	201	201	—	201
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(156,742)	—	(156,742)	—	(156,742)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(145)	—	—	(145)	—	(145)
Issuance of restricted common stock	—	—	303	1	—	—	—	—	—	1	—	1
Exercise of stock options	—	—	2	—	—	—	23	—	—	23	—	23
Stock based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(5)	—	—	—	3,353	—	—	3,353	—	3,353
Balance as of December 31, 2014	5,400	$5	236,602	$237	—	$—	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$43,300	$13,626	$(447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	215,966	233,785	236,126
Provision for impairment of investment properties	72,203	92,033	25,842
Gain on sales of investment properties, net	(42,851)	(47,085)	(37,984)
Gain on extinguishment of debt	—	(26,331)	(3,879)
Gain on extinguishment of other liabilities	(4,258)	(3,511)	—
Gain on sale of joint venture interest	—	(17,499)	—
Gain on change in control of investment properties	(24,158)	(5,435)	—
Amortization of loan fees, mortgage debt premium and discount on debt assumed, net	4,926	10,032	(5)
Premium paid in connection with the defeasance of mortgages payable	1,322	—	—
Equity in loss of unconsolidated joint ventures, net	2,088	1,246	6,307
Distributions on investments in unconsolidated joint ventures	1,360	7,105	6,168
Recognized gain on sale of marketable securities	—	—	(25,840)
Payment of leasing fees and inducements	(8,523)	(12,930)	(43,132)
Changes in accounts receivable, net	(5,762)	(2,574)	3,378
Changes in accounts payable and accrued expenses, net	3,220	(6,043)	(9,037)
Changes in other operating assets and liabilities, net	(7,499)	(4,836)	8,701
Other, net	2,680	8,049	887
Net cash provided by operating activities	254,014	239,632	167,085

Cash flows from investing activities:
Proceeds from sale of marketable securities	—	—	35,133
Changes in restricted escrows, net	(16,757)	22,360	23,916
Purchase of investment properties	(172,989)	(237,520)	(2,806)
Capital expenditures and tenant improvements	(44,442)	(51,221)	(40,772)
Proceeds from sales of investment properties	315,400	326,766	453,320
Investment in developments in progress	(2,992)	(1,468)	(565)
Proceeds from sale of joint venture interest	—	53,073	—
Investment in unconsolidated joint ventures	(25)	(9,640)	(13,821)
Distributions of investments in unconsolidated joint ventures	—	862	17,403
Other, net	(295)	—	21
Net cash provided by investing activities	77,900	103,212	471,829

Cash flows from financing activities:
Repayments of margin debt related to marketable securities	—	—	(7,541)
Proceeds from mortgages and notes payable	3,541	940	319,691
Principal payments on mortgages and notes payable	(192,244)	(571,870)	(988,483)
Proceeds from unsecured notes payable	250,000	—	—
Proceeds from credit facility	375,500	630,000	355,000
Repayments of credit facility	(540,500)	(395,000)	(530,000)
Payment of loan fees and deposits, net	(1,615)	(5,454)	(6,482)
Purchase of Treasury securities in connection with defeasance of mortgages payable	(6,152)	—	—
Settlement of co-venture obligation	—	—	(50,000)
Proceeds from issuance of common stock	—	84,835	272,081
Redemption of fractional shares of common stock	—	—	(1,253)
Proceeds from issuance of preferred stock	—	—	130,747
Distributions paid, net of DRP	(166,143)	(164,391)	(128,391)
Other, net	(199)	(1,783)	(2,223)
Net cash used in financing activities	(277,812)	(422,723)	(636,854)

Net increase (decrease) in cash and cash equivalents	54,102	(79,879)	2,060
Cash and cash equivalents, at beginning of year	58,190	138,069	136,009
Cash and cash equivalents, at end of year	$112,292	$58,190	$138,069
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$127,645	$144,975	$205,124
Distributions payable	$39,187	$39,138	$38,200
Distributions reinvested	$—	$—	$11,626
Accrued capital expenditures and tenant improvements	$6,731	$6,662	$6,399
Developments in progress placed in service	$4,047	$523	$929
Treasury securities transferred in connection with defeasance of mortgages payable	$6,152	$—	$—
Defeasance of mortgages payable	$4,830	$—	$—
Forgiveness of mortgage debt	$—	$19,615	$27,449
Forgiveness of accrued interest, net of escrows held by the lender	$—	$6,716	$—
Shares of Class B common stock converted to Class A common stock	—	97,036	48,518

Purchase of investment properties (after credits at closing and including acquisition of our partners’ joint venture interests):
Land, building and other improvements, net	$(337,906)	$(298,695)	$(2,806)
Accounts receivable, acquired lease intangible and other assets	(31,116)	(41,597)	—
Acquired ground lease intangibles	—	14,791	—
Accounts payable, acquired lease intangible and other liabilities	25,390	13,369	—
Mortgages payable assumed, net	146,485	69,177	—
Gain on change in control of investment properties	24,158	5,435	—
	$(172,989)	$(237,520)	$(2,806)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$265,127	$275,749	$389,465
Accounts receivable, acquired lease intangible and other assets	12,053	15,928	52,064
Accounts payable, acquired lease intangible and other liabilities	(4,631)	(14,368)	(2,305)
Mortgages payable	—	(26)	—
Forgiveness of mortgage debt	—	—	(23,570)
Deferred gains	—	(1,113)	(318)
Gain on extinguishment of other liabilities	—	3,511	—
Gain on sales of investment properties, net	42,851	47,085	37,984
	$315,400	$326,766	$453,320

Proceeds from sale of joint venture ownership interest:
Investment in unconsolidated joint venture	$—	$35,574	$—
Other assets and other liabilities	—	(447)	—
Deferred gain	—	447	—
Gain on sale of joint venture interest	—	17,499	—
	$—	$53,073	$—
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
During 2014, the Company eliminated the “Loss on lease terminations” financial statement caption in the consolidated statements of operations and other comprehensive income (loss) and reclassified the 2013 and 2012 amounts to “Rental income” or “Depreciation and amortization,” as appropriate. Loss on lease terminations, as previously reported for the year ended December 31, 2013, totaled $2,819, of which $285 was reclassified as an increase in rental income and $3,104 was reclassified as an increase in depreciation and amortization. Loss on lease terminations, as previously reported for the year ended December 31, 2012, totaled $6,102, of which $488 was reclassified as a decrease in rental income and $5,614 was reclassified as an increase in depreciation and amortization.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.
The Company’s property ownership as of December 31, 2014 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties (b)	213	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.

(b)	Excludes two wholly-owned properties classified as held for sale as of December 31, 2014.
The Company consolidates certain property holding entities and other subsidiaries in which it owns less than a 100% interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE). An entity is a VIE if, among other aspects, the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or, as a group, the holders of the equity investment at risk do not possess the power to direct the activities that most substantially impact the entity’s economic performance, or possess the obligation to absorb expected losses or right to receive expected residual returns. The Company also consolidates entities that are not VIEs in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for pursuant to the equity

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

method of accounting. Accordingly, the Company’s share of the loss of these unconsolidated joint ventures is included in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss). Refer to Note 11 for further discussion.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the consolidated statements of operations and other comprehensive income (loss), revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. The Company evaluates the classification and presentation of noncontrolling interests associated with its consolidated joint venture investment on an ongoing basis as facts and circumstances necessitate.
As of December 31, 2014, the Company is the controlling member in one less-than-wholly-owned consolidated entity. The Company is entitled to a preferred return on its capital contributions to the entity. No adjustment to the carrying value of the noncontrolling interests for contributions, distributions or allocation of net income or loss were made during the years ended December 31, 2014, 2013 and 2012.
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
For tangible assets acquired, including land, building and other improvements, the Company considers available comparable market and industry information in estimating acquisition date fair value. The Company allocates a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. The Company also evaluates each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, the Company allocates a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease values if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Acquisition accounting fair value estimates, including the discount rate used, require the Company to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $28,977, $32,241 and $36,524 (including $0, $1,717 and $3,575, respectively, reflected as discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease value intangibles of $4,170, $3,053 and $4,026 (including $0, $25 and $150, respectively, reflected as discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease value intangibles of $6,246, $4,187 and $5,339 (including $0, $183 and $409, respectively, reflected as discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively, was recorded as an increase to rental income.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses. Amortization pertaining to above market lease value intangibles of $560 and $93 for the years ended December 31, 2014 and 2013, respectively, was recorded as a reduction to property operating expenses. No amortization pertaining to above or below market lease value intangibles was recorded for the year ended December 31, 2012.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$4,145	$3,614	$3,138	$2,626	$1,580	$3,546	$18,649
Acquired in-place lease value intangibles (a)	21,261	17,563	14,211	11,190	8,468	34,148	106,841
Acquired lease intangible assets, net (b)	$25,406	$21,177	$17,349	$13,816	$10,048	$37,694	$125,490

Acquired below market lease intangibles (a)	$(5,191)	$(4,753)	$(4,612)	$(4,445)	$(4,248)	$(63,254)	$(86,503)
Acquired ground lease intangibles (c)	(560)	(560)	(560)	(560)	(560)	(11,338)	(14,138)
Acquired lease intangible liabilities, net (b)	$(5,751)	$(5,313)	$(5,172)	$(5,005)	$(4,808)	$(74,592)	$(100,641)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to rental income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $302,110 and $45,479 of accumulated amortization, respectively, as of December 31, 2014.

(c)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to property operating expenses.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense.
Impairment of Long-Lived Assets and Unconsolidated Joint Ventures: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a change in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

value of an impaired investment property, the Company makes certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated dates of construction completion and grand opening for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	a property-specific discount rate.
The Company did not have any unconsolidated joint ventures as of December 31, 2014. When the Company holds investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
To determine whether any identified impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Below is a summary of impairment charges recorded during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Impairment of consolidated properties (a)	$72,203	$92,033	$25,842
Impairment of investment in unconsolidated joint ventures (b)	$—	$1,834	$—
Impairment of properties recorded at unconsolidated joint ventures (c)	$—	$286	$1,527

(a)
Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive income (loss), except for $32,547 and $24,519, which is included in discontinued operations in 2013 and 2012, respectively.

(b)
Included in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss), and represents the aggregate impairment charge recorded to write down the Company’s investment in its Hampton Retail Colorado, L.L.C. (Hampton) joint venture, which was dissolved during 2013. See Note 11 for further discussion.

(c)
Reflected within “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income (loss), and represents the Company’s proportionate share of property-level impairment charges recorded at its unconsolidated joint ventures.

The Company’s assessment of impairment as of December 31, 2014 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2015 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 15 for further discussion.
Development and Redevelopment Projects: The Company capitalizes direct and certain indirect project costs incurred during the development or redevelopment period such as construction, insurance, architectural, legal, interest and other financing costs, and real estate taxes. At such time as the development or redevelopment is considered substantially complete, the capitalization of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

certain indirect costs such as real estate taxes and interest and financing costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements. Development payables of $91 and $271 as of December 31, 2014 and 2013, respectively, consist of costs incurred and not yet paid pertaining to such development or redevelopment projects and are included in “Accounts payable and accrued expenses” in the accompanying consolidated balance sheets. The Company did not capitalize interest costs or real estate taxes during the years ended December 31, 2014, 2013 and 2012.
Investment Properties Held for Sale: In determining whether to classify an investment property as held for sale, the Company considers whether: (i) management has committed to a plan to sell the investment property; (ii) the investment property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) the Company has initiated a program to locate a buyer; (iv) the Company believes that the sale of the investment property is probable; (v) the Company is actively marketing the investment property for sale at a price that is reasonable in relation to its current value, and (vi) actions required for the Company to complete the plan indicate that it is unlikely that any significant changes will be made.
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. There were two properties classified as held for sale as of December 31, 2014 and one property classified as held for sale as of December 31, 2013.
Prior to the Company’s early adoption of the revised discontinued operations pronouncement in 2014, if the operations and cash flow of the property had been, or were upon consummation of such sale, eliminated from ongoing operations and the Company did not have significant continuing involvement in the operations of the property, then the operations for the periods presented were classified in the consolidated statements of operations and other comprehensive income (loss) as discontinued operations for all periods presented. However, the Company elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014, which limits what qualifies for discontinued operations presentation. As a result, the investment properties that were sold or classified as held for sale during 2014, except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations presentation and, as such, are reflected in continuing operations on the consolidated statements of operations and other comprehensive income (loss). Refer to Note 4 for further discussion.
Partially-Owned Entities: If the Company determines that it holds a financial interest in a VIE that is deemed to be a controlling financial interest, it will consolidate the entity as the primary beneficiary. The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary. Partially-owned, non-variable interest joint ventures in which the Company has a controlling financial interest are consolidated. Partially-owned, non-variable interest joint ventures in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, will not be consolidated, but rather accounted for pursuant to the equity method of accounting. Refer to Notes 1 and 11 for more information.
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
Marketable Securities: The Company liquidated its entire investments in securities portfolio in 2012. When the Company holds investments in marketable securities, they are classified as “available-for-sale” and accordingly are carried at fair value, with unrealized gains and losses reported as a separate component of shareholders’ equity. During the year ended December 31, 2012, the Company recognized a gain on sales of marketable securities of $25,840 and an unrealized OCI gain of $4,748.
Restricted Cash and Escrows: Restricted cash and escrows consist of lenders’ escrows and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions, and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the Company had $58,469 and $40,198, respectively, in restricted cash and escrows.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other liabilities.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of the Company’s borrowings. The Company does not use derivatives for trading or speculative purposes. On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2014, the balance in accumulated other comprehensive loss relating to derivatives was $537. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income (loss).
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2014 and 2013.
Revenue Recognition: The Company commences revenue recognition on its leases based on a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date. The determination of who is the owner, for accounting purposes, of the tenant improvements determines the nature of the leased asset and when revenue recognition under a lease begins. If the Company is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the finished space and revenue recognition begins when the lessee takes possession of the finished space, typically when the improvements are substantially complete. If the Company concludes that the lessee is the owner, for accounting purposes, of the tenant improvements, then the leased asset is the unimproved space and any tenant improvement allowances funded under the lease are accounted for as lease inducements which are amortized as a reduction to the revenue recognized over the term of the lease. In these circumstances, the Company commences revenue recognition when the lessee takes possession of the unimproved space for the lessee to construct their own improvements.
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
Rental income, for only those leases that have fixed and measurable rent escalations, is recognized on a straight-line basis over the term of each lease. The difference between such rental income earned and the cash rent due under the provisions of a lease is recorded as deferred rent receivable and is included as a component of “Accounts and notes receivable” in the accompanying consolidated balance sheets.
Reimbursements from tenants for recoverable real estate taxes and operating expenses are accrued as revenue in the period the applicable expenditures are incurred. The Company makes certain assumptions and judgments in estimating the reimbursements at the end of each reporting period.
The Company records lease termination income in “Other property income” upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

lease termination income of $2,667, $15,787 and $2,331 (including $0, $7,182 and $1,106, respectively, reflected as discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company recorded percentage rental income in lieu of base rent and other contingent percentage rental income of $5,229, $4,744 and $5,356 (including $0, $55 and $52, respectively, reflected as discontinued operations) for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method until the following criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. The Company sold 24, 20 and 31 consolidated investment properties during the years ended December 31, 2014, 2013 and 2012, respectively. Refer to Note 4 for further discussion.
Accounts and Notes Receivable and Allowance for Doubtful Accounts: Accounts and notes receivable balances outstanding include base rents, tenant reimbursements and deferred rent receivables. An allowance for the uncollectible portion of accounts and notes receivable is determined on a tenant-specific basis through an analysis of balances outstanding, historical bad debt levels, tenant creditworthiness and current economic trends. Additionally, estimates of the expected recovery of pre-petition and post-petition claims with respect to tenants in bankruptcy are considered in assessing the collectibility of the related receivables. Management’s estimate of the collectibility of accounts and notes receivable is based on the best information available to management at the time of evaluation.
Rental Expense: Rental expense associated with land and office space that the Company leases under non-cancellable operating leases, for only those leases that have fixed and measurable rent escalations, is recorded on a straight-line basis over the term of each lease. The difference between rental expense incurred on a straight-line basis and rental payments due under the provisions of a lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets. See Note 6 for additional information pertaining to these leases.
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
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2011 through 2014 remain subject to examination by federal and various state tax jurisdictions.
Segment Reporting: The Company’s chief operating decision maker, which is comprised of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, assesses and measures the operating results of the Company’s portfolio of properties based on net operating income and does not differentiate properties by geography, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company evaluates the collective performance of its properties.
Recent Accounting Pronouncements
Effective January 1, 2014, companies are required to present unrecognized tax benefits as a reduction to deferred tax assets when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. To the extent none of these are available at the reporting date, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Effective January 1, 2015, with early adoption permitted effective January 1, 2014, the definition of discontinued operations has been revised to limit what qualifies for this classification and presentation to disposals of components of a company that represent strategic shifts that have, or will have, a major effect on a company’s operations and financial results. Required expanded disclosures for disposals or disposal groups that qualify for discontinued operations treatment are intended to provide users of financial statements with enhanced information about the assets, liabilities, revenues and expenses of such discontinued operations. In addition, in accordance with this pronouncement, companies are required to disclose the pretax profit or loss of an individually significant component that does not qualify for discontinued operations treatment. While the threshold for a disposal or disposal group to qualify for discontinued operations treatment has been revised, this pronouncement retains the held for sale classification and presentation concepts of previous authoritative literature. Accordingly, under this pronouncement, a disposal or disposal group may qualify for held for sale classification but not meet the threshold for discontinued operations treatment. The Company elected to early adopt this pronouncement effective January 1, 2014. The adoption, which is applied prospectively, is anticipated to substantially reduce the number of the Company’s transactions, going forward, that qualify for discontinued operations as compared to historical results. Except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, the investment properties that were sold or held for sale during 2014 did not qualify for discontinued operations treatment and, as such, are reflected in continuing operations on the consolidated statements of operations and other comprehensive income (loss).
Effective January 1, 2016, with early adoption permitted effective January 1, 2014, companies that grant their employees share-based payments in which the terms of the award provide that a performance target which affects vesting could be achieved after the requisite service period will be required to treat that feature as a performance condition. The Company elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2016, with early adoption permitted effective January 1, 2014, companies that issue hybrid financial instruments in the form of a share will be required to consider all stated and implied substantive terms and features in evaluating whether the host contract within the hybrid financial instrument is more akin to debt or to equity. The effects of initially adopting this pronouncement should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share. The Company elected to early adopt this pronouncement effective January 1, 2014. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2016, a company’s management will be required to assess the entity’s ability to continue as a going concern every reporting period including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements.
Effective January 1, 2016, the concept of extraordinary items will be eliminated from GAAP and entities will no longer be required to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The Company has elected to early adopt this pronouncement effective January 1, 2015. The adoption of this pronouncement is not expected to have any effect on the Company’s consolidated financial statements.
Effective January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(3)  Acquisitions
The Company closed on the following acquisitions during the year ended December 31, 2014:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
December 30, 2014	Lakewood Towne Center - Parcel	Seattle	Multi-tenant parcel	44,000	$5,750	$5,750
November 20, 2014	Avondale Plaza	Seattle	Multi-tenant retail	39,000	15,070	15,070
June 23, 2014	Southlake Town Square - Outparcel (a)	Dallas	Single-user outparcel	8,500	6,369	6,369
June 5, 2014	MS Inland Portfolio (b)	Various	Multi-tenant retail	1,194,800	292,500	234,000
February 27, 2014	Bed Bath & Beyond Plaza - Fee Interest (c)	Miami	Ground lease interest	—	10,350	10,350
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	18,022	18,022
				1,339,400	$348,061	$289,561

(a)	The Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with the Company prior to the transaction.

(b)
As discussed in Note 11, the Company dissolved its joint venture arrangement with its partner in MS Inland Fund, LLC (MS Inland) by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (collectively, the MS Inland acquisitions). The Company paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying consolidated statements of operations and other comprehensive income (loss).

(c)
The Company acquired the fee interest in an existing wholly-owned multi-tenant retail operating property located in Miami, Florida, which was previously subject to a ground lease with a third party. In conjunction with this transaction, the Company reversed a straight-line ground rent liability of $4,258, which is presented in “Gain on extinguishment of other liabilities” in the accompanying consolidated statements of operations and other comprehensive income (loss).

The Company closed on the following acquisitions during the year ended December 31, 2013:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
November 13, 2013	Fordham Place	New York City	Multi-tenant retail	262,000	$133,900	$133,900
November 6, 2013	Pelham Manor Shopping Plaza	New York City	Multi-tenant retail	228,000	58,530	58,530
October 1, 2013	RioCan Portfolio (a)	Various	Multi-tenant retail	598,100	124,783	99,826
				1,088,100	$317,213	$292,256

(a)
As discussed in Note 11, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan) and acquired its partner’s 80% ownership interest in five multi-tenant retail properties owned by the joint venture (collectively, the RioCan acquisitions). The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of its partner’s 80% interest of the joint venture’s $67,900 in-place mortgage financing on those properties. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $5,435 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying consolidated statements of operations and other comprehensive income (loss).

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	2014	2013
Land	$118,732	$60,307
Building and other improvements	219,174	238,388
Acquired lease intangible assets (a)	35,520	46,357
Acquired lease intangible liabilities (b)	(20,578)	(26,525)
Mortgages payable (c)	(146,485)	(69,177)
Net assets acquired (d)	$206,363	$249,350

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)	The weighted average amortization period for acquired lease intangible assets is eight years and 12 years for acquisitions completed during the years ended December 31, 2014 and 2013, respectively.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 16 years and 23 years for acquisitions completed during the years ended December 31, 2014 and 2013, respectively.

(c)	Includes mortgage premium of $4,787 and $1,313 for acquisitions completed during the years ended December 31, 2014 and 2013, respectively.

(d)	Net assets attributable to the MS Inland and RioCan acquisitions are presented at 100%.
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $2,271, $937 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively, were expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss).
Included in the Company’s consolidated statements of operations and other comprehensive income (loss) from the properties acquired are $55,303, $6,390 and $0 in total revenues, and $6,733, $597 and $0 in net income attributable to common shareholders from the date of acquisition through December 31, 2014, 2013, and 2012, respectively.
Subsequent to December 31, 2014, the Company acquired the following properties:

•
the retail portion of Downtown Crown, a Class A mixed-use property located in Gaithersburg, Maryland, from a third party for a gross purchase price of $162,785. The property was acquired on January 8, 2015 and contains approximately 258,000 square feet of retail space;

•
Merrifield Town Center, a Class A mixed-use property located in Merrifield, Virginia, from a third party for a gross purchase price of $56,500. The property was acquired on January 23, 2015 and contains approximately 85,000 square feet of retail space; and

•
Fort Evans Plaza II, a Class A multi-tenant retail property located in Leesburg, Virginia, from a third party for a gross purchase price of $65,000. The property was acquired on January 23, 2015 and contains approximately 229,000 square feet.

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to December 31, 2014. However, it expects that the purchase price of these properties will primarily be allocated to building, land and acquired lease intangibles.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The results of operations of the Downtown Crown, Merrifield Town Center, and Fort Evans Plaza II acquisitions will be included in the consolidated statements of operations and other comprehensive income (loss) beginning on their respective acquisition dates. The following unaudited condensed pro forma financial information is presented as if the 2015 acquisitions were completed as of January 1, 2014, the 2014 acquisitions were completed as of January 1, 2013, and the 2013 acquisitions were completed as of January 1, 2012. The results of operations associated with the 2014 Bed Bath & Beyond Plaza acquisition have not been included in the pro forma presentation as it has been accounted for as an asset acquisition. The Company did not have any significant business combinations in 2012. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The unaudited condensed pro forma financial information is as follows:

	Year Ended December 31,
	2014	2013	2012
Total revenues	$630,067	$605,708	$565,053
Net income	$15,583	$24,964	$6,902
Net income attributable to common shareholders	$6,133	$15,514	$6,639
Earnings per common share — basic and diluted
Net income per common share attributable to common shareholders	$0.03	$0.07	$0.03
Weighted average number of common shares outstanding — basic	236,184	234,134	220,464
(4)  Dispositions
The Company monitors its investment properties to ensure that each property continues to meet investment and strategic objectives. This approach results in the sale of certain non-strategic and non-core assets that no longer meet the Company’s investment criteria.
The Company closed on the following property dispositions during the year ended December 31, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain (a)
Continuing Operations:
December 22, 2014	Newburgh Crossing	Multi-tenant retail	62,900	$10,000	$9,770	$—
December 16, 2014	Diebold Warehouse	Single-user industrial	158,700	11,500	10,752	2,879
December 4, 2014	Plaza at Riverlakes	Multi-tenant retail	102,800	17,350	17,021	4,127
November 24, 2014	Mission Crossing (b)	Multi-tenant retail	178,200	24,250	23,545	5,936
November 5, 2014	Crockett Square	Multi-tenant retail	107,100	9,750	9,565	822
October 31, 2014	The Market at Clifty Crossing	Multi-tenant retail	175,900	19,150	18,883	5,292
October 29, 2014	Shoppes at Stroud	Multi-tenant retail	136,400	26,850	26,466	485
October 20, 2014	Various (c)	Single-user retail	65,400	24,400	23,846	6,362
October 2, 2014	Gloucester Town Center	Multi-tenant retail	107,200	10,350	9,722	—
August 27, 2014	Four Peaks Plaza	Multi-tenant retail	140,400	9,900	9,381	—
August 26, 2014	Crossroads Plaza CVS	Single-user retail	16,000	7,650	7,411	2,863
August 19, 2014	Greenwich Center	Multi-tenant retail	182,600	22,700	21,977	5,871
August 19, 2014	Boston Commons	Multi-tenant retail	103,400	9,820	9,586	—
August 15, 2014	Fisher Scientific	Single-user office	114,700	14,000	13,715	3,732
August 15, 2014	Stanley Works/Mac Tools	Single-user office	72,500	10,350	10,184	1,375
August 1, 2014	Battle Ridge Pavilion	Multi-tenant retail	103,500	14,100	13,722	1,327
May 16, 2014	Beachway Plaza & Cornerstone Plaza (d)	Multi-tenant retail	189,600	24,450	23,584	819
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	47,150	46,043	—
			2,425,800	313,720	305,173	41,890
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	9,269	9,204	655
			2,490,100	$322,989	$314,377	$42,545

(a)	Aggregate proceeds are net of transaction costs and exclude $324 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
The disposition of Mission Crossing was executed in two separate transactions for a total sales price of $24,250. The 163,400 square foot multi-tenant retail property, excluding the Walgreens outparcel, was sold for $17,250 to a third party and the 14,800 square foot Walgreens outparcel was sold for $7,000 to a different third party.

(c)	The Company sold a portfolio of five drug stores located in Pennsylvania, Wisconsin and Alabama in a single transaction.

(d)
The terms of the disposition of Beachway Plaza and Cornerstone Plaza were negotiated as a single transaction. The Company recognized a gain on sale of $527 during the second quarter of 2014 and an additional gain of $292 during the fourth quarter of 2014 that was deferred at disposition.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company also received consideration of $700, net proceeds of $699 and recorded a gain of $306 from the sale of an outparcel at one of its properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions during the year ended December 31, 2014 totaled $315,400 with aggregate gains of $42,851. During the year ended December 31, 2014, the Company repaid or defeased $128,947 in mortgages payable prior to or in connection with the 2014 dispositions.
During 2013, the Company sold 20 properties. The dispositions and certain additional transactions, including earnouts, pad sales and condemnations, resulted in aggregate proceeds, net of transaction costs, of $326,766 with aggregate gains of $47,085.
During 2012, the Company sold 31 properties. The dispositions and certain additional transactions, including earnouts and condemnations, resulted in aggregate proceeds, net of transaction costs, of $453,320 with aggregate gains of $37,984.
As of December 31, 2014, the Company had entered into contracts to sell Promenade at Red Cliff, a 94,500 square foot multi-tenant retail property located in St. George, Utah, and Aon Hewitt East Campus, a 343,000 square foot single-user office property located in Lincolnshire, Illinois. These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria on or prior to December 31, 2014, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the consolidated balance sheets as of December 31, 2014. Riverpark Phase IIA, which was sold on March 11, 2014, was classified as held for sale as of December 31, 2013.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	December 31, 2014	December 31, 2013
Assets
Land, building and other improvements	$36,020	$10,285
Accumulated depreciation	(5,358)	(2,206)
Net investment properties	30,662	8,079
Other assets	2,978	537
Assets associated with investment properties held for sale	$33,640	$8,616

Liabilities
Mortgages payable	$8,075	$6,435
Other liabilities	128	168
Liabilities associated with investment properties held for sale	$8,203	$6,603

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company does not allocate general corporate interest expense to discontinued operations. The results of operations for the investment properties that are accounted for as discontinued operations, which consists of investment properties sold and classified as held for sale on or prior to December 31, 2013, including Riverpark Phase IIA, are presented in the table below:

	Year Ended December 31,
	2014	2013	2012
Revenues:
Rental income	$(123)	$24,448	$55,507
Tenant recovery income	144	5,142	7,284
Other property income	23	7,571	1,544
Total revenues	44	37,161	64,335

Expenses:
Property operating expenses	121	4,802	7,941
Real estate taxes	3	5,664	8,209
Depreciation and amortization	—	11,075	27,468
Provision for impairment of investment properties	—	32,547	24,519
Gain on extinguishment of debt	—	(26,331)	—
Gain on extinguishment of other liabilities	—	(3,511)	—
Interest expense	68	3,632	20,256
Other (income) expense, net	—	(113)	5
Total expenses	192	27,765	88,398

(Loss) income from discontinued operations, net	$(148)	$9,396	$(24,063)
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
The following table represents a summary of the Company’s unvested restricted shares as of and for the years ended December 31, 2014, 2013 and 2012:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2012	14	$17.13
Shares granted (a)	32	$17.38
Shares vested	—	$—
Shares forfeited	—	$—
Balance as of December 31, 2012	46	$17.30
Shares granted (a)	116	$14.27
Shares vested	(9)	$15.53
Shares forfeited	(1)	$15.61
Balance as of December 31, 2013	152	$15.11
Shares granted (b)	303	$13.89
Shares vested	(58)	$14.50
Shares forfeited	(1)	$15.61
Balance as of December 31, 2014	396	$14.26

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
Of the shares granted to the Company’s executives in 2012 and 2013, 50% vest on each of the third and fifth anniversaries of the grant date. Shares granted to Company employees in 2013 vest ratably over three years and shares granted to the Company’s non-employee directors vested on May 22, 2014, the date of the annual stockholder meeting.

(b)	Shares granted in 2014 vest ratably over periods ranging from one to three years in accordance with the terms of applicable award documents.
During the years ended December 31, 2014, 2013 and 2012, the Company recorded compensation expense of $3,417, $455 and $211, respectively, related to unvested restricted shares. As of December 31, 2014, total unrecognized compensation expense related to unvested restricted shares was $2,126, which is expected to be amortized over a weighted average term of 1.0 year. The total fair value of shares vested during the year ended December 31, 2014 was $840. During the year ended December 31, 2013, the Company recorded $113 of additional compensation expense related to the accelerated vesting of nine restricted shares in conjunction with the resignation of its former Chief Accounting Officer. The total fair value of shares vested during the year ended December 31, 2013 was $139.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Director Plan. As of December 31, 2014, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase six shares had expired and options to purchase 11 shares had been forfeited. As of December 31, 2013, options to purchase 84 shares of common stock had been granted, of which options to purchase one share had been exercised and options to purchase five shares had expired.
The Company did not grant any options in 2013 or 2014. During 2012, the Company calculated the per share weighted average grant date fair value of options using the Black-Scholes option pricing model utilizing the following assumptions: expected dividend yield of 5.66%; expected volatility rate of 21.65%; expected life of five years and a risk-free interest rate of 0.67%. The grant date fair value per share for 2012 was $0.92.
Compensation expense of $3, $24 and $49 related to stock options was recorded during the years ended December 31, 2014, 2013 and 2012, respectively.
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
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Property operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive income (loss). Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $1,985, $1,791 and $1,794 for the years ended December 31, 2014, 2013 and 2012, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments (a)
2015	$447,535
2016	408,877
2017	357,000
2018	310,505
2019	242,518
Thereafter	821,430
Total	$2,587,865

(a)	Excludes minimum lease payments related to two investment properties classified as held for sale as of December 31, 2014.
The remaining lease terms range from less than one year to more than 45 years.
Many of the leases at the Company’s retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, upon certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. The Company does not expect that such provisions will have a material impact on its future operating results.
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2090, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate office. The following table summarizes rent expense included in the accompanying consolidated statements of operations and other comprehensive income (loss), including straight-line rent expense:

	Year Ended December 31,
	2014	2013	2012
Ground lease rent expense (a)	$11,676	$9,758	$9,217
Office rent expense (b)	$1,210	$962	$846

(a)
Included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss). Excludes amounts attributable to discontinued operations, but includes straight-line ground rent expense of $3,889, $3,486 and $3,251 for the years ended December 31, 2014, 2013 and 2012, respectively.

(b)
Office rent expense related to property management operations is included in “Property operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income (loss).

Minimum future rental obligations to be paid under the ground and office leases, including fixed rental increases, are as follows:

Minimum Lease Obligations
2015	$8,440
2016	8,293
2017	8,362
2018	8,428
2019	8,773
Thereafter	519,964
Total	$562,260

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(7)  Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	December 31, 2014			December 31, 2013
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,616,063	6.03%	4.0	$1,673,080	6.15%	4.9
Variable rate construction loan (b)	14,900	2.44%	0.8	11,359	2.44%	0.8
Mortgages payable	1,630,963	5.99%	3.9	1,684,439	6.13%	4.9
Premium, net of accumulated amortization	3,972			1,175
Discount, net of accumulated amortization	(470)			(981)
Mortgages payable, net	$1,634,465			$1,684,633

(a)
Includes $8,124 and $8,337 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2014 and 2013, respectively, and excludes mortgages payable of $8,075 and $6,435 associated with investment properties classified as held for sale as of December 31, 2014 and 2013, respectively. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% and 3.50% to 8.00% as of December 31, 2014 and 2013, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
Mortgages Payable
During the year ended December 31, 2014, the Company repaid and defeased mortgages payable in the total amount of $179,465 (excluding $55 from condemnation proceeds which were paid to the lender and scheduled principal payments of $17,554 related to amortizing loans). The loans repaid and defeased during the year ended December 31, 2014 had a weighted average fixed interest rate of 6.08%. In addition, during the year ended December 31, 2014, as part of the MS Inland acquisitions, the Company assumed the in-place mortgage financing on the acquired properties of $141,698 at a weighted average interest rate of 4.79%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2014, the Company had guaranteed $7,991 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2015 through September 30, 2016 (see Note 17). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of December 31, 2014, the most significant cross-collateralized mortgage loan was the IW JV 2009, LLC (IW JV) mortgage in the amount of $462,896, excluding $8,075 associated with one of the 54 properties securing the mortgage that is classified as held for sale.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2014, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2015 debt activity.

	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$376,659	$67,736	$321,126	$12,414	$502,882	$335,246	$1,616,063
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000
Unsecured notes payable	—	—	—	—	—	250,000	250,000
Total fixed rate debt	376,659	67,736	321,126	312,414	502,882	585,246	2,166,063

Variable rate debt:
Construction loan	14,900	—	—	—	—	—	14,900
Unsecured credit facility	—	—	—	150,000	—	—	150,000
Total variable rate debt	14,900	—	—	150,000	—	—	164,900
Total debt (c)	$391,559	$67,736	$321,126	$462,414	$502,882	$585,246	$2,330,963

Weighted average interest rate on debt:
Fixed rate debt	5.59%	5.06%	5.53%	2.18%	7.50%	4.72%	5.28%
Variable rate debt	2.44%	—	—	1.62%	—	—	1.69%
Total	5.47%	5.06%	5.53%	2.00%	7.50%	4.72%	5.03%

(a)
Includes $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of December 31, 2014. Excludes mortgage premium of $3,972 and discount of $(470), net of accumulated amortization, which was outstanding as of December 31, 2014 and a mortgage payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	As of December 31, 2014, the weighted average years to maturity of consolidated indebtedness was 4.3 years.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.
(8)  Unsecured Notes Payable
On June 30, 2014, the Company issued $250,000 of unsecured notes in a private placement transaction pursuant to a note purchase agreement the Company entered into on May 16, 2014 with various institutional investors. The proceeds were used to pay down a portion of the Company’s unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.
The following table summarizes the Company’s unsecured notes payable as of December 31, 2014:

Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Series A senior notes	June 30, 2021	$100,000	4.12%
Series B senior notes	June 30, 2024	150,000	4.58%
	Total	$250,000	4.40%
The note purchase agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of December 31, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the note purchase agreement.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(9)  Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The third amended and restated credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the unsecured credit facility). The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances.
The unsecured credit facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. On January 27, 2014, the Company received its first of two investment grade credit ratings. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of December 31, 2014, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the Company’s unsecured credit facility:

		December 31, 2014		December 31, 2013
Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.62%	150,000	1.62%
Revolving line of credit - variable rate	May 12, 2017 (b)	—	1.67%	165,000	1.67%
	Total	$450,000	1.87%	$615,000	1.81%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of December 31, 2014 and 2013.

(b)
The Company has a one year extension option on the unsecured revolving line of credit, which it may exercise as long as it is in compliance with the terms of the unsecured credit agreement and it pays an extension fee equal to 0.15% of the commitment amount being extended.

The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of December 31, 2014, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
(10)  Derivatives
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $631 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Interest rate swaps	2	2	$308,124	$308,337
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the consolidated balance sheets. The valuation techniques utilized are described in Note 16 to the consolidated financial statements.

	Fair Value
	December 31, 2014	December 31, 2013
Derivatives designated as cash flow hedges:
Interest rate swaps	$562	$751
The following table presents the effect of the Company’s derivative financial instruments on the consolidated statements of operations and other comprehensive income (loss):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss (Gain) Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2014	2013		2014	2013		2014	2013
Interest rate swaps	$981	$1,444	Interest Expense	$1,182	$1,960	Other income, net	$12	$(912)
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2014, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $581. As of December 31, 2014, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2014, it could have been required to settle its obligations under the agreements at their termination value of $581.
(11)  Investment in Unconsolidated Joint Ventures
Investment Summary
The following table summarizes the Company’s investments in unconsolidated joint ventures:

		Ownership Interest		Investment at
Joint Venture	Date of Investment	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
MS Inland (a)	4/27/2007	—%	20.0%	$—	$6,915
Oak Property and Casualty LLC (b)	10/1/2006	—%	20.0%	—	8,861
				$—	$15,776

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(a)
The MS Inland unconsolidated joint venture was formed with a large state pension fund; the Company was the managing member of the venture and earned fees for providing property management and leasing services. However, the Company had the ability to exercise significant influence, but did not have financial or operating control over this joint venture, and as a result, the Company accounted for its investment pursuant to the equity method of accounting. On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland through the acquisition of the six properties owned by the joint venture.

(b)
Through December 1, 2014, Oak Property & Casualty LLC (the Captive) was an insurance association owned by the Company and three other unaffiliated parties (four other unaffiliated parties as of December 31, 2013). The Captive was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Company entered into the Captive to stabilize insurance costs, manage exposures and recoup expenses. It had been determined that the Captive was a VIE, but because the Company did not hold the power to most significantly impact the Captive’s performance, the Company was not considered the primary beneficiary. Accordingly, the Company’s investment in the Captive was accounted for pursuant to the equity method of accounting. The Company’s risk of loss was limited to its investment and the Company was not required to fund additional capital to the Captive. Effective December 1, 2014, the Company terminated its participation in the Captive and established a new wholly-owned captive insurance company. See Note 17 for further details.

Under the equity method of accounting, the Company’s net equity investment in each unconsolidated joint venture is reflected in the accompanying consolidated balance sheets and the Company’s share of net income or loss from each unconsolidated joint venture is reflected in the accompanying consolidated statements of operations and other comprehensive income (loss). Distributions from these investments that are related to income from operations are included as operating activities and distributions that are related to capital transactions are included as investing activities in the accompanying consolidated statements of cash flows.
Combined condensed financial information of the Company’s joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	Combined Condensed Total
	December 31, 2014	December 31, 2013
Assets
Real estate assets	$—	$270,916
Less accumulated depreciation	—	(52,624)
Real estate, net	—	218,292

Other assets, net	—	49,227
Total assets	$—	$267,519

Liabilities
Mortgage debt	$—	$142,537
Other liabilities, net	—	22,725
Total liabilities	—	165,262

Total equity	—	102,257
Total liabilities and equity	$—	$267,519

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

	Year ended December 31,
	RioCan (a)			Hampton (b)			Other Joint Ventures (c)			Combined Condensed Total
	2014	2013	2012	2014	2013	2012	2014	2013	2012	2014	2013	2012
Revenues:
Property related income	$—	$36,758	$48,483	$—	$—	$—	$11,853	$27,841	$27,115	$11,853	$64,599	$75,598
Other income	—	—	—	—	—	—	6,679	8,174	7,884	6,679	8,174	7,884
Total revenues	—	36,758	48,483	—	—	—	18,532	36,015	34,999	18,532	72,773	83,482

Expenses:
Property operating expenses	—	5,001	7,315	—	—	—	1,660	3,522	4,439	1,660	8,523	11,754
Real estate taxes	—	6,187	8,570	—	—	—	2,339	5,267	4,711	2,339	11,454	13,281
Depreciation and amortization		21,964	33,947	—	—	—	3,948	9,601	10,720	3,948	31,565	44,667
General and administrative expenses	—	457	993	—	6	40	268	454	248	268	917	1,281
Interest expense, net	—	7,033	10,067	—	(1,758)	(319)	3,028	7,129	7,853	3,028	12,404	17,601
Other (income) expense, net	—	(4,436)	823	—	(13)	—	11,921	6,025	6,625	11,921	1,576	7,448
Total expenses	—	36,206	61,715	—	(1,765)	(279)	23,164	31,998	34,596	23,164	66,439	96,032

Income (loss) from continuing operations	—	552	(13,232)	—	1,765	279	(4,632)	4,017	403	(4,632)	6,334	(12,550)
(Loss) income from discontinued operations (d)	—	(1,026)	(2,415)	—	(117)	(1,278)	—	52	2,399	—	(1,091)	(1,294)
Gain on sales of investment properties - discontinued operations	—	—	—	—	1,019	—	—	—	—	—	1,019	—
Net (loss) income	$—	$(474)	$(15,647)	$—	$2,667	$(999)	$(4,632)	$4,069	$2,802	$(4,632)	$6,262	$(13,844)

(a)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan).

(b)	During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton Retail Colorado, L.L.C. (Hampton).

(c)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland. In addition, effective December 1, 2014, the Company terminated its investment in the Captive.

(d)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and, the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating results for the portfolio of properties held by the Company’s MS Inland unconsolidated joint venture are presented within “Income (loss) from continuing operations” above given that the Company’s acquisition of its partner’s 80% interest in all of the properties was a transaction among partners. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “Income (loss) from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Years Ended December 31,			Net Cash Distributions from/ (Contributions to) Joint Ventures for the Years Ended December 31,			Fees Earned by the Company for the Years Ended December 31,
Joint Venture	2014	2013	2012	2014	2013	2012	2014	2013	2012
MS Inland (a)	$241	$661	$18	$1,360	$2,369	$1,992	$338	$859	$851
Hampton (b)	—	2,576	(890)	—	855	68	—	1	3
RioCan (c)	—	(176)	(2,467)	—	(2,394)	10,958	—	1,648	2,109
Captive (d)	(2,444)	(2,589)	(3,081)	(25)	(2,503)	(3,268)	—	—	—
	$(2,203)	$472	$(6,420)	$1,335	$(1,673)	$9,750	$338	$2,508	$2,963

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(b)
During the years ended December 31, 2013 and 2012, Hampton determined that the carrying value of certain of its assets was not recoverable and, accordingly, recorded property level impairment charges in the amounts of $298 and $1,593, of which the Company’s share was $286 and $1,527, respectively. The joint venture’s estimates of fair value relating to these impairment assessments were based upon bona fide purchase offers. During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(c)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

(d)	Effective December 1, 2014, the Company terminated its participation in the Captive.
In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences is recorded within “Equity in loss of unconsolidated joint ventures, net” in the consolidated statements of operations and other comprehensive income (loss). Such basis differences resulted from the differences between the Company’s net book values based on historical cost and the fair values of investment properties contributed to its unconsolidated joint ventures and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $115, $116 and $113, which was accretive to net income, related to these differences during the years ended December 31, 2014, 2013 and 2012, respectively.
The Company did not have any unconsolidated joint ventures as of December 31, 2014. When the Company holds investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. As a result of such evaluations, impairment charges of $1,834 were recorded during the year ended December 31, 2013 to write down the carrying value of the Company’s investment in Hampton. The Company’s Hampton joint venture arrangement was dissolved during the year ended December 31, 2013. No impairment charges to the Company’s investments in unconsolidated joint venture’s were recorded during the years ended December 31, 2014 and 2012.
Acquisitions and Dispositions
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

Fair value of the net assets acquired at 100%	$150,802

Fair value of the net assets acquired at 20%	$30,160
Less: Carrying value of the Company’s previous investment in the six properties acquired on June 5, 2014	6,002
Gain on change in control of investment properties	$24,158
On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan as follows:

•
The Company acquired its partner’s 80% ownership interest in five properties owned by the joint venture (see Note 3). The properties have a fair value of approximately $124,800, with the Company’s partner’s interest valued at approximately $99,900. The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of approximately $67,900 at a weighted average interest rate of 4.8%. The Company accounted for this transaction as a business combination and recognized a gain on change in control of investment properties of $5,435 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with the transaction discussed above:

Fair value of the net assets acquired at 100%	$56,919

Fair value of the net assets acquired at 20%	$11,384
Less: Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	5,949
Gain on change in control of investment properties	$5,435

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

•
The Company sold to its partner its 20% ownership interest in the remaining eight properties owned by the joint venture. The properties have a fair value of approximately $477,500, with the Company’s 20% interest valued at approximately $95,500. The Company received cash consideration of approximately $53,700 before transaction costs and prorations and after the partner assumed the joint venture’s in-place mortgage financing on those properties of approximately $209,200 at a weighted average interest rate of 3.7%. The Company recognized a $17,499 gain on sale of its interest in RioCan as a result of the transaction upon meeting all applicable sales criteria. The following table summarizes the calculation of the gain on sale of joint venture interest recognized in conjunction with the transaction described above:

Investment in RioCan at September 30, 2013	$41,523
Less: Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	5,949
Pre-disposition investment in RioCan	$35,574

Net consideration received at close for the Company’s interest in RioCan	$53,073
Less: Pre-disposition investment in RioCan	35,574
Gain on sale of joint venture interest	$17,499
Also during the year ended December 31, 2013, Hampton sold the two remaining properties in its portfolio. Such transactions aggregated a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the sales were used to pay down the entire $12,631 balance of the joint venture’s outstanding debt. As of December 31, 2013, no properties remained in the Hampton joint venture and the venture had been dissolved.
(12)  Equity
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
The Company did not sell any shares under its ATM equity program during the year ended December 31, 2014.
The following table presents activity under the Company’s ATM equity program:

	Number of common shares sold	Total net consideration	Average price per share
First quarter 2013	56	$688	$14.94
Second quarter 2013	5,491	$82,839	$15.30
Third quarter 2013	—	$—	$—
Fourth quarter 2013	—	$—	$—
Year to date December 31, 2013	5,547	$83,527	$15.29

First quarter 2014	—	$—	$—
Second quarter 2014	—	$—	$—
Third quarter 2014	—	$—	$—
Fourth quarter 2014	—	$—	$—
Year to date December 31, 2014	—	$—	$—
As of December 31, 2014, the Company had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(13)  Earnings per Share
The following is a reconciliation between weighted average shares used in the basic and diluted earnings per share (EPS) calculations:

	Year Ended December 31,
	2014		2013		2012
Numerator:
Income (loss) from continuing operations	$597		$(42,855)		$(14,368)
Gain on sales of investment properties, net	42,196		5,806		7,843
Preferred stock dividends	(9,450)		(9,450)		(263)
Income (loss) from continuing operations attributable to common shareholders	33,343		(46,499)		(6,788)
Income from discontinued operations	507		50,675		6,078
Net income (loss) attributable to common shareholders	33,850		4,176		(710)
Distributions paid on unvested restricted shares	(225)		(59)		(25)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$33,625		$4,117		$(735)

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	236,184	(a)	234,134	(b)	220,464	(c)
Effect of dilutive securities — stock options	3	(d)	—	(d)	—	(d)
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,187		234,134		220,464

(a)
Excluded from this weighted average amount are 396 shares of unvested restricted common stock, which equate to 364 shares on a weighted average basis for the year ended December 31, 2014. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excluded from this weighted average amount are 152 shares of unvested restricted common stock, which equate to 106 shares on a weighted average basis for the year ended December 31, 2013. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
Excluded from this weighted average amount are 46 shares of unvested restricted common stock, which equate to 40 shares on a weighted average basis for the year ended December 31, 2012. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(d)
There were outstanding options to purchase 64, 78 and 83 shares of common stock as of December 31, 2014, 2013 and 2012, respectively, at a weighted average exercise price of $19.32, $19.10 and $19.31, respectively. Of these totals, outstanding options to purchase 54, 78 and 83 shares of common stock as of December 31, 2014, 2013 and 2012, respectively, at a weighted average exercise price of $20.72, $19.10 and $19.31, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(14) Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to annually distribute to its shareholders at least 90% of its REIT taxable income, prior to the deduction for dividends paid and excluding net capital gains. The Company intends to continue to adhere to these requirements and to maintain its REIT status. As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders. Accordingly, the Company is generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the year ended December 31, 2014. The Company recorded $189 and $150 of income tax expense related to the TRS for the years ended December 31, 2013 and 2012, respectively. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

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
The Company’s deferred tax assets and liabilities as of December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Basis difference in properties	$14,211	$16,417
Capital loss carryforward	3,225	—
Net operating loss carryforward	2,995	2,228
Other	140	194
Gross deferred tax assets	20,571	18,839
Less: valuation allowance	(20,355)	(18,631)
Total deferred tax assets	216	208
Deferred tax liabilities:
Other	(216)	(208)
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2014, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $8,753 and $8,131, respectively, which if not utilized, will begin to expire in 2018 and 2031, respectively.
Differences between net income (loss) from the consolidated statements of operations and other comprehensive income (loss) and the Company’s taxable income (loss) primarily relate to impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.
The following table reconciles the Company’s net income (loss) to REIT taxable income before the dividends paid deduction for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Net income (loss) attributable to the Company	$43,300	$13,626	$(447)
Book/tax differences	71,910	60,098	3,807
REIT taxable income subject to 90% dividend requirement	$115,210	$73,724	$3,360
The Company’s dividends paid deduction for the years ended December 31, 2014, 2013 and 2012 is summarized below:

	2014	2013	2012
Cash distributions paid	$166,025	$164,391	$140,017
Less: non-dividend distributions	(50,815)	(90,667)	(136,657)
Total dividends paid deduction attributable to earnings and profits	$115,210	$73,724	$3,360

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

A summary of the tax characterization of the distributions paid per share to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2014, 2013 and 2012 follows:

	2014	2013	2012
Preferred stock
Ordinary dividends	$1.75	$1.80	$—
Non-dividend distributions	—	—	—
Total distributions per share	$1.75	$1.80	$—

Common stock
Ordinary dividends	$0.45	$0.27	$0.02	(a)
Non-dividend distributions	0.21	0.39	0.64
Total distributions per share	$0.66	$0.66	$0.66

(a)	$0.02 included in ordinary dividends is considered a qualified dividend.
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2014 or 2013 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014. Returns for the calendar years 2011 through 2014 remain subject to examination by federal and various state tax jurisdictions.
(15)  Provision for Impairment of Investment Properties
As of December 31, 2014, the Company identified certain indicators of impairment at eight of its properties, two of which were classified as held for sale as of December 31, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed individual cash flow analyses for this population and determined it was necessary to record impairment charges to write down the carrying value of its investment in three properties to each property’s estimated fair value. One property, Promenade at Red Cliff, which is classified as held for sale as of December 31, 2014, was considered to have an impairment indicator, however was not considered impaired based upon the anticipated sales price of the property. For the remaining four properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 48%.
The investment property impairment charges recorded by the Company during the year ended December 31, 2014 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center	Multi-tenant retail	Various (b)	107,200	6,148
Boston Commons (a)	Multi-tenant retail	August 19, 2014	103,400	453
Four Peaks Plaza (a)	Multi-tenant retail	August 27, 2014	140,400	4,154
Shaw’s Supermarket (c)	Single-user retail	September 30, 2014	65,700	6,230
The Gateway (d)	Multi-tenant retail	September 30, 2014	623,200	42,999
Newburgh Crossing (a)	Multi-tenant retail	December 22, 2014	62,900	1,139
Hartford Insurance Building (e)	Single-user office	December 31, 2014	97,400	5,782
Citizen’s Property Insurance Building (e)	Single-user office	December 31, 2014	59,800	4,341
Aon Hewitt East Campus (f)	Single-user office	December 31, 2014	343,000	563
			Total	$72,203
	Estimated fair value of impaired properties as of impairment date			$190,953

(a)
The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for each of the respective properties, which were sold during 2014 and are included in continuing operations.

(b)
An impairment charge was recorded on June 30, 2014 based upon the terms of a bona fide purchase offer and additional impairment was recognized on September 30, 2014 pursuant to the terms and conditions of an executed sales contract.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(c)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property.

(d)
The Company recorded an impairment charge as a result of a combination of factors including the expected impact on future operating results stemming from a re-evaluation of the anticipated positioning of, and tenant population at, the property and a re-evaluation of other potential strategic alternatives for the property.

(e)	The Company recorded impairment charges driven by changes in the estimated holding periods for the properties.

(f)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of December 31, 2014 and was sold on January 20, 2015.

As part of its analyses performed as of December 31, 2013, the Company identified certain indicators of impairment at 14 of its properties, nine of which were either sold or held for sale as of December 31, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed individual cash flow analyses for this population and determined it was necessary to record impairment charges to write down the carrying value of its investment in three properties to each property’s estimated fair value. One property, Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013, was considered to have an impairment indicator, however was not considered to be impaired based upon the terms and conditions of the executed sales contract in place as of December 31, 2013. For the remaining 10 properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 20%.
The investment property impairment charges recorded by the Company during the year ended December 31, 2013 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Aon Hewitt East Campus (a)	Single-user office	September 30, 2013	343,000	$27,183
Four Peaks Plaza (b)	Multi-tenant retail	December 31, 2013	140,400	7,717
Lake Mead Crossing (b)	Multi-tenant retail	December 31, 2013	221,200	24,586
				59,486
Discontinued Operations:
University Square (c)	Multi-tenant retail	June 30, 2013	287,000	6,694
Raytheon Facility	Single-user office	Various (d)	105,000	2,518
Shops at 5	Multi-tenant retail	Various (d)	421,700	21,128
Preston Trail Village	Multi-tenant retail	Various (d)	180,000	1,941
Rite Aid - Atlanta	Single-user retail	Various (d)	10,900	266
				32,547
			Total	$92,033
	Estimated fair value of impaired properties as of impairment date			$134,853

(a)
The Company recorded an impairment charge driven by a change in the estimated holding period for the property. The amount of the impairment charge was based upon the terms and conditions of a bona fide purchase offer received from an unaffiliated third party.

(b)	The Company recorded impairment charges driven by changes in the estimated holding periods for the properties.

(c)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was subsequently sold on October 25, 2013.

(d)
Impairment charges were recorded at various dates during the year ended December 31, 2013 initially based upon the terms of bona fide purchase offers, subsequent revisions pursuant to contract negotiations or final disposition price, as applicable.

As part of its analyses performed as of December 31, 2012, the Company identified certain indicators of impairment at 13 of its properties, six of which were either sold or held for sale as of December 31, 2014. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The Company performed individual cash flow analyses for this population and determined it was necessary to record impairment charges to write down the carrying value of its investment in three properties to each property’s estimated fair value. For the remaining seven properties, the Company determined that the projected undiscounted cash flows based upon the estimated holding period for each asset exceeded their respective carrying value by a weighted average of 57%.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The investment property impairment charges recorded by the Company during the year ended December 31, 2012 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Towson Circle	Multi-tenant retail	June 25, 2012	n/a (a)	$1,323
Discontinued Operations:
Various (b)	Single-user retail	September 18, 2012	1,000,400	1,100
Various (c)	Multi-tenant retail	September 25, 2012	132,600	5,528
Mervyns - McAllen	Single-user retail	September 30, 2012	78,000	2,950
Mervyns - Bakersfield	Single-user retail	September 30, 2012	75,100	37
Pro’s Ranch Market	Single-user retail	Various (d)	75,500	2,749
American Express - Phoenix	Single-user office	Various (d)	117,600	4,902
Mervyns - Fontana	Single-user retail	December 24, 2012	79,000	352
Mervyns - Ridgecrest	Single-user retail	Various (d)	59,000	1,622
Dick’s Sporting Goods - Fresno	Multi-tenant retail	Various (d)	77,400	2,982
Mervyns - Highland	Single-user retail	Various (d)	80,500	2,297
				24,519
			Total	$25,842
	Estimated fair value of impaired properties as of impairment date			$161,039

(a)
The Company sold a parcel of land to an unaffiliated third party for which the allocated carrying value was $1,323 greater than the sales price. Such disposition did not qualify for discontinued operations accounting treatment.

(b)	The Company recorded an impairment charge in conjunction with the sale of 13 former Mervyns properties located throughout California based upon the terms and conditions of the executed sales contract.

(c)
The Company recorded an impairment charge in conjunction with the sale of three multi-tenant retail properties located near Dallas, Texas based upon the terms and conditions of the executed sales contract.

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
(16)  Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,634,465	$1,749,671	$1,684,633	$1,827,638
Unsecured notes payable	$250,000	$258,360	$—	$—
Credit facility	$450,000	$451,502	$615,000	$617,478
Derivative liability	$562	$562	$751	$751
The carrying values of mortgages payable, net and unsecured notes payable in the table are included in the consolidated balance sheets under the indicated captions. The carrying value of the credit facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and the carrying value of the derivative liability is included in “Other liabilities” in the consolidated balance sheets.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Fair Value Hierarchy
A fair value measurement is based on the assumptions that market participants would use in pricing an asset or liability in an orderly transaction. The hierarchy for inputs used in measuring fair value are as follows:

•	Level 1 Inputs — Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 Inputs — Observable inputs other than quoted prices in active markets for identical assets and liabilities.

•	Level 3 Inputs — Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2014
Derivative liability	$—	$562	$—	$562

December 31, 2013
Derivative liability	$—	$751	$—	$751
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014 and 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured on a nonrecurring basis as of December 31, 2014 and 2013, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the years ended December 31, 2014 and 2013, except for those properties sold prior to December 31, 2014 and 2013, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment (a)
December 31, 2014
Investment properties	$—	$—	$86,500	(b)	$86,500	$59,352
Investment properties - held for sale (c)	$—	$17,233	$—		$17,233	$563

December 31, 2013
Investment properties (d)	$—	$—	$75,000		$75,000	$59,486

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2014 and 2013, respectively.

(b)
Represents the fair values of the Company’s Shaw’s Supermarket, The Gateway, Hartford Insurance Building and Citizen’s Property Insurance Building investment properties. The estimated fair values of Shaw’s Supermarket and The Gateway of $3,100 and $75,400, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following were the key Level 3 inputs used in estimating the fair value of Shaw’s Supermarket and The Gateway as of September 30, 2014.

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

The estimated fair values of Hartford Insurance Building and Citizen’s Property Insurance Building of $5,000 and $3,000, respectively, were based upon third party comparable sales prices, which contain unobservable inputs used by these third parties to determine the estimated fair values.

(c)
Represents an impairment charge recorded during the the three months ended December 31, 2014 for Aon Hewitt East Campus, which was classified as held for sale as of December 31, 2014. Such charge, calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The estimated transaction costs totaling $738 are not reflected as a reduction to the fair value disclosed in the table above.

(d)
Includes impairment charges to write down the carrying value of the Company’s Aon Hewitt East Campus, Four Peaks Plaza and Lake Mead Crossing investment properties to estimated fair value. The estimated fair value of Aon Hewitt East Campus of $18,000 was based upon a bona fide purchase offer received by the Company from an unaffiliated third party (a Level 3 input). The estimated fair value of Four Peaks Plaza and Lake Mead Crossing of $14,000 and $43,000, respectively, were determined using the income approach. See footnote (b) above for a full description of the income approach. The following were the key Level 3 inputs used in estimating the fair value of Four Peaks Plaza and Lake Mead Crossing as of December 31, 2013.

	2013
	Low	High
Rental growth rates	Varies (i)	Varies (i)
Operating expense growth rates	3.27%	3.56%
Discount rates	7.29%	8.45%
Terminal capitalization rates	6.79%	8.49%

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(i)
Since cash flow models are established at the tenant level, projected rental revenue growth rates fluctuate over the course of the estimated holding period based upon the timing of lease rollover, amount of available space and other property and space-specific factors.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2014
Mortgages payable, net	$—	$—	$1,749,671	$1,749,671
Unsecured notes payable	$—	$—	$258,360	$258,360
Credit facility	$—	$—	$451,502	$451,502

December 31, 2013
Mortgages payable, net	$—	$—	$1,827,638	$1,827,638
Credit facility	$—	$—	$617,478	$617,478
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 4.0% and 2.4% to 5.6% as of December 31, 2014 and 2013, respectively.
Unsecured notes payable: The Company estimates the fair value of its unsecured notes payable by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 3.97% as of December 31, 2014.
Credit facility:  The Company estimates the fair value of its credit facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.35% for the unsecured term loan as of both December 31, 2014 and 2013 and 1.40% for the unsecured revolving line of credit as of December 31, 2013.
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2014 and 2013.
(17)  Commitments and Contingencies
Insurance Captive
On December 1, 2014, the Company formed a wholly-owned captive insurance company, Birch Property and Casualty LLC (Birch), which insures the Company’s first layer of property and general liability insurance claims subject to certain limitations. The Company capitalized Birch in accordance with the applicable regulatory requirements and Birch established annual premiums based on projections derived from the past loss experience of the Company’s properties.
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2014, the Company has guaranteed $7,991 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2015 through September 30, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(18)  Litigation
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial statements of the Company.
(19)  Subsequent Events
Subsequent to December 31, 2014, the Company:

•	drew $225,000, net of repayments, on its unsecured revolving line of credit and used the proceeds and available cash on hand to acquire the following properties:

•
the retail portion of Downtown Crown, a Class A mixed-use property located in Gaithersburg, Maryland, from a third party for a gross purchase price of $162,785. The property contains approximately 258,000 square feet of retail space;

•
Merrifield Town Center, a Class A mixed-use property located in Merrifield, Virginia, from a third party for a gross purchase price of $56,500. The property contains approximately 85,000 square feet of retail space; and

•
Fort Evans Plaza II, a Class A multi-tenant retail property located in Leesburg, Virginia, from a third party for a gross purchase price of $65,000. The property contains approximately 229,000 square feet.

•
closed on the disposition of Aon Hewitt East Campus, a 343,000 square foot single-user office property located in Lincolnshire, Illinois, for a sales price of $17,233 with no significant gain or loss on sale due to impairment charges previously recognized; and

•	repaid a pool of mortgages payable with an aggregate principal balance of $18,504 and an interest rate of 6.39%.
On February 10, 2015, the Company’s board of directors declared the cash dividend for the first quarter of 2015 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2015 to preferred shareholders of record at the close of business on March 20, 2015.
On February 10, 2015, the Company’s board of directors declared the distribution for the first quarter of 2015 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on April 10, 2015 to Class A common shareholders of record at the close of business on March 27, 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(20) Quarterly Financial Information (unaudited)
The following table sets forth selected quarterly financial data for the Company:

	2014
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues (a)	$153,531	$151,446	$146,446	$149,191

Net income (loss)	$25,865	$(26,736)	$30,043	$14,128

Net income (loss) attributable to common shareholders	$23,502	$(29,098)	$27,680	$11,766

Net income (loss) per common share attributable to common shareholders — basic and diluted	$0.10	$(0.12)	$0.12	$0.05

Weighted average number of common shares outstanding — basic	236,204	236,203	236,176	236,151

Weighted average number of common shares outstanding — diluted	236,207	236,203	236,179	236,153

	2013
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues (a)	$150,689	$136,198	$132,418	$132,203

Net income (loss)	$37,087	$(37,552)	$15,971	$(1,880)

Net income (loss) attributable to common shareholders	$34,724	$(39,914)	$13,608	$(4,242)

Net income (loss) per common share attributable to common shareholders — basic and diluted	$0.15	$(0.17)	$0.06	$(0.02)

Weighted average number of common shares outstanding — basic	236,151	236,151	233,624	230,611

Weighted average number of common shares outstanding — diluted	236,151	236,151	233,627	230,611

(a)
Unaudited quarterly “Total revenues” reflects the reclassification of a portion of amounts previously included in “Loss on lease terminations” on the Company’s accompanying consolidated statements of operations and other comprehensive income (loss). The portion of loss on lease terminations reclassified as an increase to rental income was $44, $140 and $403 for the quarterly periods ended September 30, June 30 and March 31, 2014, respectively. The portion of loss on lease terminations reclassified as a (decrease) or increase to rental income was $(27), $72, $98 and $142 for the quarterly periods ended December 31, September 30, June 30 and March 31, 2013, respectively.

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2014, 2013 and 2012
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2014
Allowance for doubtful accounts	$8,197	2,689	(3,389)	$7,497
Tax valuation allowance	$18,631	1,724	—	$20,355

Year ended December 31, 2013
Allowance for doubtful accounts	$6,452	4,600	(2,855)	$8,197
Tax valuation allowance	$7,852	10,779	—	$18,631

Year ended December 31, 2012
Allowance for doubtful accounts	$8,231	969	(2,748)	$6,452
Tax valuation allowance	$8,900	(1,048)	—	$7,852

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza	$3,059	$1,300	$5,319	$871	$1,300	$6,190	$7,490	$2,045	2003	12/04
Panama City, FL
Academy Sports	—	1,230	3,752	—	1,230	3,752	4,982	1,432	2004	07/04
Houma, LA
Academy Sports	2,549	1,340	2,943	3	1,340	2,946	4,286	1,097	2004	07/04
Midland, TX
Academy Sports	3,096	1,050	3,954	6	1,050	3,960	5,010	1,476	2004	07/04
Port Arthur, TX
Academy Sports	—	3,215	3,963	—	3,215	3,963	7,178	1,440	2004	07/04
San Antonio, TX
Alison's Corner	2,530	1,045	5,700	281	1,045	5,981	7,026	2,263	2003	04/04
San Antonio, TX
Arvada Connection and Arvada Marketplace	—	8,125	39,366	1,882	8,125	41,248	49,373	16,057	1987-1990	04/04
Arvada, CO
Ashland & Roosevelt	9,134	—	21,052	454	—	21,506	21,506	7,503	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	—	4,573	9,497	14,070	31	2005	11/14
Redmond, WA
Azalea Square I	11,971	6,375	21,304	1,669	6,375	22,973	29,348	8,814	2004	10/04
Summerville, SC
Azalea Square III	—	3,280	10,348	63	3,280	10,411	13,691	2,766	2007	10/07
Summerville, SC
Beachway Plaza outparcel (a)	—	318	—	375	318	375	693	4	n/a	05/06
Bradenton, FL
Bed Bath & Beyond Plaza	9,026	10,350	18,367	646	10,350	19,013	29,363	7,055	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza	—	4,530	11,901	—	4,530	11,901	16,431	4,105	2000-2002	07/05
Westbury, NY
Best on the Boulevard	17,386	7,460	25,583	2,316	7,460	27,899	35,359	10,396	1996-1999	04/04
Las Vegas, NV
Bison Hollow	7,408	5,550	12,324	57	5,550	12,381	17,931	4,377	2004	04/05
Traverse City, MI
Boulevard at The Capital Centre	—	—	114,703	(29,779)	—	84,924	84,924	20,913	2004	09/04
Largo, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Boulevard Plaza	2,375	4,170	12,038	3,107	4,170	15,145	19,315	5,337	1994	04/05
Pawtucket, RI
The Brickyard	—	45,300	26,657	4,561	45,300	31,218	76,518	11,039	1977/2004	04/05
Chicago, IL
Broadway Shopping Center	10,002	5,500	14,002	2,888	5,500	16,890	22,390	5,597	1960/1999-	09/05
Bangor, ME									2000
Brown's Lane	4,940	2,600	12,005	1,213	2,600	13,218	15,818	4,599	1985	04/05
Middletown, RI
Central Texas Marketplace	45,386	13,000	47,559	6,463	13,000	54,022	67,022	15,258	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	16,948	19,000	25,354	44,354	8,012	2005	02/06
Laurel, MD
Century III Plaza	—	7,100	33,212	1,711	7,100	34,923	42,023	12,029	1996	06/05
West Mifflin, PA
Chantilly Crossing	—	8,500	16,060	2,131	8,500	18,191	26,691	6,249	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	4,940	3,450	11,728	—	3,450	11,728	15,178	4,002	2000	03/05
Woodridge, IL
Citizen's Property Insurance Building	—	2,150	7,601	(6,802)	872	2,077	2,949	—	2005	08/05
Jacksonville, FL
Clearlake Shores	—	1,775	7,026	1,159	1,775	8,185	9,960	2,866	2003-2004	04/05
Clear Lake, TX
Colony Square	—	16,700	22,775	797	16,700	23,572	40,272	7,367	1997	05/06
Sugar Land, TX
The Columns	12,351	5,830	19,439	91	5,830	19,530	25,360	7,410	2004	8/04 &
Jackson, TN										10/04
Commons at Royal Palm	—	6,413	9,802	—	6,413	9,802	16,215	261	2001	06/14
Royal Palm Beach, FL
The Commons at Temecula	25,665	12,000	35,887	1,572	12,000	37,459	49,459	13,013	1999	04/05
Temecula, CA
Coppell Town Center	10,730	2,919	13,281	38	2,919	13,319	16,238	669	1999	10/13
Coppell, TX
Coram Plaza	14,061	10,200	26,178	2,871	10,200	29,049	39,249	10,523	2004	12/04
Coram, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Corwest Plaza	14,487	6,900	23,851	63	6,900	23,914	30,814	9,746	1999-2003	01/04
New Britain, CT
Cottage Plaza	10,736	3,000	19,158	197	3,000	19,355	22,355	6,993	2004-2005	02/05
Pawtucket, RI
Cranberry Square	11,021	3,000	18,736	1,209	3,000	19,945	22,945	7,455	1996-1997	07/04
Cranberry Township, PA
Crown Theater	—	7,318	954	(60)	7,258	954	8,212	602	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,658	3,350	11,083	517	3,350	11,600	14,950	4,045	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	1,654	910	2,891	—	910	2,891	3,801	1,007	1999	06/05
Burleson, TX
CVS Pharmacy (Eckerd)	2,233	975	2,400	2	975	2,402	3,377	979	2003	12/03
Edmond, OK
CVS Pharmacy	1,162	750	1,958	—	750	1,958	2,708	688	1999	05/05
Lawton, OK
CVS Pharmacy	1,918	600	2,659	—	600	2,659	3,259	942	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,515	932	4,370	—	932	4,370	5,302	1,796	2003	12/03
Norman, OK
CVS Pharmacy	1,852	620	3,583	—	620	3,583	4,203	1,248	1999	06/05
Oklahoma City, OK
CVS Pharmacy	2,627	1,100	3,254	—	1,100	3,254	4,354	1,163	2004	03/05
Saginaw, TX
CVS Pharmacy	1,775	600	2,469	3	600	2,472	3,072	922	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	8,444	4,962	9,976	81	4,962	10,057	15,019	575	2004	10/13
Cypress, TX
Davis Towne Crossing	—	1,850	5,681	1,154	1,671	7,014	8,685	2,507	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	27,267	6,000	43,434	11,563	6,000	54,997	60,997	20,152	2003-2004	10/04
Denton, TX
Dorman Center I & II	20,574	17,025	29,478	1,003	17,025	30,481	47,506	12,298	2003-2004	3/04 & 7/04
Spartanburg, SC

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
East Stone Commons	—	2,900	28,714	(765)	2,826	28,023	30,849	8,644	2005	06/06
Kingsport, TN
Eastwood Towne Center	21,865	12,000	65,067	3,126	12,000	68,193	80,193	25,512	2002	05/04
Lansing, MI
Edgemont Town Center	6,508	3,500	10,956	268	3,500	11,224	14,724	4,131	2003	11/04
Homewood, AL
Edwards Multiplex	9,501	—	35,421	—	—	35,421	35,421	12,554	1988	05/05
Fresno, CA
Edwards Multiplex	13,728	11,800	33,098	—	11,800	33,098	44,898	11,730	1997	05/05
Ontario, CA
Evans Towne Centre	4,275	1,700	6,425	632	1,700	7,057	8,757	2,459	1995	12/04
Evans, GA
Fairgrounds Plaza	—	4,800	13,490	4,391	5,431	17,250	22,681	6,070	2002-2004	01/05
Middletown, NY
Five Forks (b)	—	2,540	6,393	458	2,540	6,851	9,391	2,433	1999/2004-	12/04 &
Simpsonville, SC									2005	3/05
Fordham Place	—	17,209	96,547	31	17,209	96,578	113,787	4,102	Redev: 2009	11/13
Bronx, NY
Forks Town Center	8,219	2,430	14,836	711	2,430	15,547	17,977	5,924	2002	07/04
Easton, PA
Fox Creek Village	9,025	3,755	15,563	(1,013)	3,755	14,550	18,305	5,498	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	28,027	—	47,403	2,019	—	49,422	49,422	18,708	1988	06/04
Fullerton, CA
Galvez Shopping Center	4,082	1,250	4,947	347	1,250	5,294	6,544	1,858	2004	06/05
Galveston, TX
Gardiner Manor Mall	37,276	12,348	56,199	16	12,348	56,215	68,563	1,229	2000	06/14
Bay Shore, NY
The Gateway	95,853	28,665	110,945	(63,200)	18,163	58,247	76,410	885	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	24,226	9,880	55,195	1,005	9,880	56,200	66,080	20,363	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	3,693	—	30,064	30,064	10,957	2000	07/04
Southlake, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Station	2,950	1,050	3,911	1,043	1,050	4,954	6,004	1,803	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	44	3,280	11,601	14,881	2,826	2006-2007	05/07
College Station, TX
Gateway Village	36,377	8,550	39,298	4,283	8,550	43,581	52,131	16,431	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	9,060	5,370	22,028	27,398	5,762	2006	06/07
Oswego, IL
Golfsmith	—	1,250	2,974	2	1,250	2,976	4,226	954	1992/2004	11/05
Altamonte Springs, FL
Governor's Marketplace	—	—	30,377	3,020	—	33,397	33,397	12,549	2001	08/04
Tallahassee, FL
Grapevine Crossing	11,119	4,100	16,938	153	3,894	17,297	21,191	6,073	2001	04/05
Grapevine, TX
Green's Corner	5,320	3,200	8,663	236	3,200	8,899	12,099	3,244	1997	12/04
Cumming, GA
Greensburg Commons	10,250	2,700	19,080	575	2,700	19,655	22,355	6,840	1999	04/05
Greensburg, IN
Gurnee Town Center	15,106	7,000	35,147	4,090	7,000	39,237	46,237	14,082	2000	10/04
Gurnee, IL
Hartford Insurance Building	—	1,700	13,709	(10,437)	788	4,184	4,972	—	2005	08/05
Maple Grove, MN
Harvest Towne Center	—	3,155	5,085	(137)	2,963	5,140	8,103	1,871	1996-1999	09/04
Knoxville, TN
Henry Town Center	—	10,650	46,814	6,637	10,650	53,451	64,101	17,590	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	191	6,377	11,576	17,953	381	1985	02/14
Issaquah, WA
Heritage Towne Crossing	8,120	3,065	10,729	1,413	3,065	12,142	15,207	4,744	2002	03/04
Euless, TX
Hickory Ridge	19,286	6,860	33,323	542	6,860	33,865	40,725	12,485	1999	01/04
Hickory, NC
High Ridge Crossing	4,940	3,075	9,148	(213)	3,075	8,935	12,010	3,215	2004	03/05
High Ridge, MO

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Holliday Towne Center	7,790	2,200	11,609	(333)	2,200	11,276	13,476	4,173	2003	02/05
Duncansville, PA
Home Depot Center	—	—	16,758	—	—	16,758	16,758	5,836	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,750	9,700	17,137	1,666	9,700	18,803	28,503	6,291	1992	06/05
Orange, CT
HQ Building	9,070	5,200	10,010	4,192	5,200	14,202	19,402	4,580	Redev: 2004	12/05
San Antonio, TX
Huebner Oaks Center	37,588	18,087	64,731	96	18,087	64,827	82,914	1,390	1996	06/14
San Antonio, TX
Humblewood Shopping Center	6,430	2,200	12,823	28	2,200	12,851	15,051	4,281	Renov: 2005	11/05
Humble, TX
Irmo Station	5,035	2,600	9,247	1,090	2,579	10,358	12,937	3,569	1980 & 1985	12/04
Irmo, SC
Jefferson Commons	56,033	23,097	52,762	1,131	23,097	53,893	76,990	13,514	2005	02/08
Newport News, VA
John's Creek Village	21,637	14,446	23,932	(19)	14,446	23,913	38,359	574	2004	06/14
John's Creek, GA
King Philip's Crossing	10,301	3,710	19,144	(150)	3,710	18,994	22,704	6,328	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	2,834	16,005	40,578	56,583	15,595	1996/1999	01/04
San Antonio, TX
Lake Mary Pointe	1,650	2,075	4,009	92	2,065	4,111	6,176	1,532	1999	10/04
Lake Mary, FL
Lake Mead Crossing (c)	—	17,796	50,272	(35,902)	8,830	23,336	32,166	1,427	2011	10/06
Las Vegas, NV
Lake Worth Towne Crossing	—	6,200	30,910	4,913	6,200	35,823	42,023	10,874	2005	06/06
Lake Worth, TX
Lakepointe Towne Center	—	4,750	23,904	2,718	4,750	26,622	31,372	8,867	2004	05/05
Lewisville, TX
Lakewood Towne Center (d)	—	12,555	74,612	(14,276)	12,555	60,336	72,891	22,221	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	26,556	38,329	17,772	56	38,329	17,828	56,157	404	1997	06/14
Dallas, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Lincoln Plaza	38,533	13,000	46,482	22,548	13,110	68,920	82,030	22,377	2001-2004	09/05
Worcester, MA
Low Country Village I & II	—	2,910	16,614	(376)	2,486	16,662	19,148	6,282	2004 & 2005	06/04 &
Bluffton, SC										09/05
Lowe's/Bed, Bath & Beyond	12,863	7,423	799	(8)	7,415	799	8,214	497	2005	08/05
Butler, NJ
MacArthur Crossing	6,799	4,710	16,265	1,857	4,710	18,122	22,832	7,071	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,365	2,635	15,040	(767)	2,635	14,273	16,908	5,232	2004	02/05
Houma, LA
Manchester Meadows	—	14,700	39,738	1,257	14,700	40,995	55,695	15,220	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,623	3,300	15,818	19,118	5,809	2003-2004	11/04
Mansfield, TX
Maple Tree Place	—	28,000	67,361	4,748	28,000	72,109	100,109	25,278	2004-2005	05/05
Williston, VT
Massillon Commons	6,983	4,090	12,521	473	4,090	12,994	17,084	4,637	1986/2000	04/05
Massillon, OH
McAllen Shopping Center	1,543	850	2,958	(112)	850	2,846	3,696	1,047	2004	12/04
McAllen, TX
Mid-Hudson Center	—	9,900	29,160	21	9,900	29,181	39,081	10,078	2000	07/05
Poughkeepsie, NY
Mitchell Ranch Plaza	—	5,550	26,213	505	5,550	26,718	32,268	10,086	2003	08/04
New Port Richey, FL
Montecito Crossing	16,546	9,700	25,414	9,510	11,300	33,324	44,624	10,955	2004-2005	10/05 &
Las Vegas, NV									& 2007	01/08
Mountain View Plaza I & II	—	5,180	18,212	674	5,120	18,946	24,066	6,105	2003 &	10/05 &
Kalispell, MT									2006	11/06
New Forest Crossing	8,938	4,390	11,313	(6)	4,390	11,307	15,697	647	2003	10/13
Houston, TX
Newnan Crossing I & II	—	15,100	33,987	5,139	15,100	39,126	54,226	14,804	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,753	3,350	6,927	162	3,350	7,089	10,439	2,543	1997	12/04
Covington, GA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
North Rivers Towne Center	10,071	3,350	15,720	320	3,350	16,040	19,390	6,244	2003-2004	04/04
Charleston, SC
Northgate North	27,281	7,540	49,078	(14,642)	7,540	34,436	41,976	13,481	1999-2003	06/04
Seattle, WA
Northpointe Plaza	23,276	13,800	37,707	4,264	13,800	41,971	55,771	15,782	1991-1993	05/04
Spokane, WA
Northwood Crossing	—	3,770	13,658	1,159	3,770	14,817	18,587	4,759	1979/2004	01/06
Northport, AL
Northwoods Center	8,550	3,415	9,475	6,396	3,415	15,871	19,286	5,732	2002-2004	12/04
Wesley Chapel, FL
Orange Plaza (Golfland Plaza)	—	4,350	4,834	2,386	4,350	7,220	11,570	2,199	1995	05/05
Orange, CT
The Orchard	11,669	3,200	17,151	102	3,200	17,253	20,453	5,887	2004-2005	07/05 &
New Hartford, NY										9/05
Oswego Commons	21,000	6,454	16,004	24	6,454	16,028	22,482	434	2002-2004	06/14
Oswego, IL
Pacheco Pass Phase I & II	—	13,420	32,784	(25)	13,400	32,779	46,179	10,146	2004 & 2006	07/05 &
Gilroy, CA										06/07
Page Field Commons	—	—	43,355	1,111	—	44,466	44,466	14,507	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	9,216	6,590	20,425	528	6,590	20,953	27,543	8,233	2002	04/04
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	5,036	6,142	25,459	31,601	8,010	2010	08/06
Frisco, TX
Pavillion at Kings Grant I & II	—	10,274	12,392	11,872	10,274	24,264	34,538	7,461	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	76	—	67,946	67,946	3,175	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,131	6,995	32,816	3,869	8,495	35,185	43,680	13,624	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	4,180	2,600	6,776	321	2,600	7,097	9,697	2,615	2004	12/04
Phenix City, AL
Pine Ridge Plaza	—	5,000	19,802	2,897	5,000	22,699	27,699	8,389	1998/2004	06/04
Lawrence, KS

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Placentia Town Center	11,116	11,200	11,751	1,674	11,200	13,425	24,625	4,664	1973/2000	12/04
Placentia, CA
Plaza at Marysville	8,996	6,600	13,728	845	6,600	14,573	21,173	5,373	1995	07/04
Marysville, WA
Plaza Santa Fe II	—	—	28,588	3,199	—	31,787	31,787	12,005	2000-2002	06/04
Santa Fe, NM
Pleasant Run	13,776	4,200	29,085	3,244	4,200	32,329	36,529	11,552	2004	12/04
Cedar Hill, TX
Quakertown	7,737	2,400	9,246	15	2,400	9,261	11,661	3,168	2004-2005	09/05
Quakertown, PA
Rasmussen College	—	850	4,049	(344)	500	4,055	4,555	1,399	2005	08/05
Brooklyn Park, MN
Red Bug Village	—	1,790	6,178	174	1,790	6,352	8,142	2,211	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	46,250	15,800	70,372	13,046	15,791	83,427	99,218	30,426	1986/2004	08/04
Baltimore, MD
Rite Aid Store (Eckerd), Sheridan Dr.	2,903	2,000	2,722	—	2,000	2,722	4,722	915	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Rd.	3,243	2,500	2,764	2	2,500	2,766	5,266	929	2003	11/05
Amherst, NY
Rite Aid Store (Eckerd), E. Main St.	2,855	1,860	2,786	19	1,860	2,805	4,665	939	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), W. Main St.	2,547	1,510	2,627	—	1,510	2,627	4,137	883	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	2,198	900	2,677	—	900	2,677	3,577	899	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd), Main St.	2,174	1,340	2,192	—	1,340	2,192	3,532	736	1998	11/05
Buffalo, NY
Rite Aid Store (Eckerd)	3,091	1,968	2,575	1	1,968	2,576	4,544	866	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	1,673	750	2,042	—	750	2,042	2,792	711	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	2,117	2,080	1,393	—	2,080	1,393	3,473	468	1999	11/05
Cheektowaga, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	3,088	3,000	3,955	22	3,000	3,977	6,977	1,402	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,663	900	2,377	—	900	2,377	3,277	947	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,330	600	2,033	1	600	2,034	2,634	789	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	1,665	900	2,475	—	900	2,475	3,375	827	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	1,926	470	2,657	—	470	2,657	3,127	893	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,596	1,050	2,047	1	1,050	2,048	3,098	794	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd)	2,409	2,060	1,873	—	2,060	1,873	3,933	629	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	2,850	1,940	2,736	(27)	1,913	2,736	4,649	919	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,900	700	2,960	1	700	2,961	3,661	1,149	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	1,786	1,710	1,207	—	1,710	1,207	2,917	405	1999	11/05
Lancaster, NY
Rite Aid Store (Eckerd)	2,716	1,650	2,788	—	1,650	2,788	4,438	937	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	1,682	820	1,935	—	820	1,935	2,755	650	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	2,452	1,190	2,809	—	1,190	2,809	3,999	944	1999	11/05
Olean, NY
Rite Aid Store (Eckerd), Culver Rd.	2,376	1,590	2,279	—	1,590	2,279	3,869	766	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd), Lake Ave.	3,210	2,220	3,025	2	2,220	3,027	5,247	1,017	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	2,370	800	3,075	—	800	3,075	3,875	1,033	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Rd.	2,770	2,830	1,683	—	2,830	1,683	4,513	566	2003	11/05
West Seneca, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd), Union Rd.	2,394	1,610	2,300	—	1,610	2,300	3,910	773	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	1,372	810	1,434	—	810	1,434	2,244	482	1997	11/05
Yorkshire, NY
Rivery Town Crossing	—	2,900	6,814	376	2,900	7,190	10,090	2,196	2005	10/06
Georgetown, TX
Royal Oaks Village II	—	2,200	11,859	(190)	2,200	11,669	13,869	3,928	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,550	3,200	12,642	(554)	3,200	12,088	15,288	4,117	1999	09/04
Bethlehem, PA
Sawyer Heights Village	18,884	24,214	15,797	263	24,214	16,060	40,274	827	2007	10/13
Houston, TX
Shaws Supermarket	—	2,700	11,532	(11,198)	874	2,160	3,034	34	1995	12/03
New Britain, CT
Shoppes at Park West	5,320	2,240	9,357	(51)	2,240	9,306	11,546	3,511	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	—	2,190	8,840	98	2,190	8,938	11,128	3,568	1999	01/04
Severn, MD
Shoppes of New Hope	3,550	1,350	11,045	(4)	1,350	11,041	12,391	4,212	2004	07/04
Dallas, GA
Shoppes of Prominence Point I&II	—	3,650	12,652	488	3,650	13,140	16,790	4,946	2004 & 2005	06/04 &
Canton, GA										09/05
The Shops at Boardwalk	—	5,000	30,540	140	5,000	30,680	35,680	11,597	2003-2004	07/04
Kansas City, MO
Shops at Forest Commons	—	1,050	6,133	261	1,050	6,394	7,444	2,270	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	12,982	8,800	121,922	130,722	33,683	2002	06/07
Plano, TX
Shops at Park Place	7,788	9,096	13,175	521	9,096	13,696	22,792	5,889	2001	10/03
Plano, TX
Southgate Plaza	3,929	2,200	9,229	950	2,161	10,218	12,379	3,374	1998-2002	03/05
Heath, OH
Southlake Corners	21,156	6,612	23,605	25	6,612	23,630	30,242	1,173	2004	10/13
Southlake, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Southlake Town Square I - VII	141,519	41,490	193,391	21,054	41,490	214,445	255,935	67,367	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stateline Station	—	6,500	23,780	(14,226)	3,829	12,225	16,054	3,104	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	5,092	2,200	9,426	232	2,200	9,658	11,858	3,457	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	295	1,000	6,078	7,078	2,083	1997	08/05
McKinney, TX
Stony Creek I	8,550	6,735	17,564	1,012	6,735	18,576	25,311	7,547	2003	12/03
Noblesville, IN
Stony Creek II	—	1,900	5,106	54	1,900	5,160	7,060	1,727	2005	11/05
Noblesville, IN
Streets of Yorktown (e)	—	3,440	22,111	2,881	3,440	24,992	28,432	8,181	2005	12/05
Houston, TX
Target South Center	5,430	2,300	8,760	660	2,300	9,420	11,720	3,241	1999	11/05
Austin, TX
Tim Horton Donut Shop	—	212	30	—	212	30	242	19	2004	11/05
Canandaigua, NY
Tollgate Marketplace	35,000	8,700	61,247	2,458	8,700	63,705	72,405	24,074	1979/1994	07/04
Bel Air, MD
Town Square Plaza	16,815	9,700	18,264	1,639	9,700	19,903	29,603	6,526	2004	12/05
Pottstown, PA
Towson Circle	—	9,050	17,840	(820)	6,874	19,196	26,070	7,044	1998	07/04
Towson, MD
Traveler's Office Building	—	650	7,001	822	1,079	7,394	8,473	2,362	2005	01/06
Knoxville, TN
Trenton Crossing	16,246	8,180	19,262	3,181	8,180	22,443	30,623	7,933	2003	02/05
McAllen, TX
University Town Center	4,465	—	9,557	183	—	9,740	9,740	3,640	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	10,716	6,200	16,275	100	6,200	16,375	22,575	5,795	2004-2005	04/05
Temecula, CA
The Village at Quail Springs	5,225	3,335	7,766	245	3,335	8,011	11,346	2,839	2003-2004	02/05
Oklahoma City, OK

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Village Shoppes at Gainesville	20,000	4,450	36,592	1,271	4,450	37,863	42,313	12,859	2004	09/05
Gainesville, GA
Village Shoppes at Simonton	3,277	2,200	10,874	(16)	2,200	10,858	13,058	4,106	2004	08/04
Lawrenceville, GA
Walgreens	—	450	5,074	—	450	5,074	5,524	1,731	2000	04/05
Northwoods, MO
Wal-Mart	—	1,925	4,294	(2,918)	975	2,326	3,301	524	1987	09/05
Turlock, CA
Walter's Crossing	—	14,500	16,914	510	14,500	17,424	31,924	5,370	2005	07/06
Tampa, FL
Watauga Pavillion	—	5,185	27,504	108	5,185	27,612	32,797	10,854	2003-2004	05/04
Watauga, TX
West Town Market	—	1,170	10,488	163	1,170	10,651	11,821	3,680	2004	06/05
Fort Mill, SC
Wilton Square	—	8,200	35,538	247	8,200	35,785	43,985	12,299	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,700	4,400	7,471	316	4,400	7,787	12,187	2,807	1999	11/04
Memphis, TN
Zurich Towers	—	7,900	137,096	13	7,900	137,109	145,009	48,511	1986 & 1990	11/04
Schaumburg, IL
Total Operating Properties	1,619,565	1,207,009	4,304,779	94,069	1,180,319	4,425,538	5,605,857	1,362,903

Development Properties
Bellevue Mall (c)	—	3,056	—	—	3,056	—	3,056	—
Nashville, TN
Green Valley Crossing (f)	14,900	12,884	16,932	(914)	11,994	16,908	28,902	2,568
Henderson, NV
South Billings Center (c)	—	—	—	—	—	—	—	—
Billings, MT
Total Development Properties	14,900	15,940	16,932	(914)	15,050	16,908	31,958	2,568

Developments in Progress	—	41,293	1,268	—	41,293	1,268	42,561	—

Total Investment Properties	$1,634,465	$1,264,242	$4,322,979	$93,155	$1,236,662	$4,443,714	$5,680,376	$1,365,471

RETAIL PROPERTIES OF AMERICA, INC.
Schedule III
Real Estate and Accumulated Depreciation
December 31, 2014
(in thousands)

(a)	This outparcel was retained after the sale of the property in 2014.

(b)	In 2014, the Company combined Five Forks and Five Forks II into one property.

(c)	The cost basis associated with this property or a portion of this property is included in Developments in Progress.

(d)	The Company acquired a parcel at this property during 2014.

(e)	This property was formerly called Rave Theater. Its lease was assigned to another entity in 2014. Therefore, the name of the property was changed.

(f)	This property is encumbered by a construction loan and the basis is included in Developments in Progress.

RETAIL PROPERTIES OF AMERICA, INC.

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2014 for U.S. federal income tax purposes was approximately $5,874,366 (unaudited).

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2014	2013	2012
Balance as of January 1,	$5,804,518	$5,962,878	$6,441,555
Purchase of investment property	397,993	339,955	31,486
Sale of investment property	(338,938)	(341,750)	(501,369)
Property held for sale	(36,914)	(10,995)	(8,746)
Provision for asset impairment	(159,447)	(150,373)	(23,819)
Payments received under master leases	—	—	(21)
Acquired lease intangible assets	5,579	(11,331)	27,454
Acquired lease intangible liabilities	7,585	16,134	(3,662)
Balance as of December 31,	$5,680,376	$5,804,518	$5,962,878

(E)	Reconciliation of accumulated depreciation:

	2014	2013	2012
Balance as of January 1,	$1,330,474	$1,275,787	$1,180,767
Depreciation expense	183,142	197,725	195,994
Sale of investment property	(63,460)	(62,009)	(87,218)
Property held for sale	(5,358)	(2,206)	(17)
Provision for asset impairment	(77,390)	(56,969)	(7,423)
Write-offs due to early lease termination	(1,937)	(3,056)	(6,316)
Other disposals	—	(18,798)	—
Balance as of December 31,	$1,365,471	$1,330,474	$1,275,787
Depreciation is computed based upon the following estimated useful lives in the consolidated statements of operations and other comprehensive income (loss):

Years
Building and improvements	30
Site improvements	15
Tenant improvements	Life of related lease

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
Based on management’s evaluation as of December 31, 2014, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.:
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2014 of the Company and our report dated February 18, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 18, 2015

Item 9B.  Other Information
None.
PART III
Item 10.  Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11.  Executive Compensation
Information required by this Item 11 will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions and Director Independence
Information required by this Item 13 will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14.  Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive proxy statement for our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15.  Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2014 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	87
Real Estate and Accumulated Depreciation (Schedule III)	88
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
3.8
Amendment No. 1 to the Sixth Amended and Restated Bylaws of the Registrant, dated February 11, 2014 (Incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 12, 2014).

10.1	2014 Long-Term Equity Compensation Plan of the Registrant (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2014).
10.2	2008 Long-Term Equity Compensation Plan of the Registrant (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 22, 2012).
10.3
Third Amended and Restated Independent Director Stock Option and Incentive Plan of the Registrant (Incorporated herein by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 2, 2013).

10.4
Indemnification Agreements by and between the Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-E, and H to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.561 - 10.562, 10.567, 10.569 - 10.571 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 22, 2012, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013 and Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 5, 2014).

Exhibit No.	Description

10.5
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

10.6
First Amendment to Third Amended and Restated Credit Agreement dated as of February 21, 2014 among the Registrant as Borrower and KeyBank National Association as Administrative Agent and Certain Lenders from time to time parties hereto, as Lenders (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and filed on May 6, 2014).

10.7
Note Purchase Agreement dated as of May 16, 2014 among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.8
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

10.13
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

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) Consolidated Statements of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President and Chief Executive Officer

Date:	February 18, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Steven P. Grimes	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	Director, President and Chief Executive Officer		Director		Director
Date:	February 18, 2015	Date:	February 18, 2015	Date:	February 18, 2015

	/s/ Angela M. Aman		/s/ Paul R. Gauvreau		/s/ Barbara A. Murphy

By:	Angela M. Aman	By:	Paul R. Gauvreau	By:	Barbara A. Murphy
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)		Director		Director
Date:	February 18, 2015	Date:	February 18, 2015	Date:	February 18, 2015

	/s/ Julie M. Swinehart		/s/ Richard P. Imperiale		/s/ Thomas J. Sargeant

By:	Julie M. Swinehart	By:	Richard P. Imperiale	By:	Thomas J. Sargeant
	Senior Vice President and Corporate Controller (Principal Accounting Officer)		Director		Director
Date:	February 18, 2015	Date:	February 18, 2015	Date:	February 18, 2015

	/s/ Gerald M. Gorski		/s/ Peter L. Lynch

By:	Gerald M. Gorski	By:	Peter L. Lynch
	Chairman of the Board and Director		Director
Date:	February 18, 2015	Date:	February 18, 2015