Form 10-Q
period 2015-03-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2015-05-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of May 1, 2015:
Class A common stock:    237,186,483 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	March 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$1,297,067	$1,195,369
Building and other improvements	4,652,456	4,442,446
Developments in progress	42,983	42,561
	5,992,506	5,680,376
Less accumulated depreciation	(1,411,423)	(1,365,471)
Net investment properties	4,581,083	4,314,905
Cash and cash equivalents	64,895	112,292
Accounts and notes receivable (net of allowances of $7,660 and $7,497, respectively)	77,937	86,013
Acquired lease intangible assets, net	151,437	125,490
Assets associated with investment properties held for sale	5,041	33,640
Other assets, net	112,817	131,520
Total assets	$4,993,210	$4,803,860

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,560,956	$1,634,465
Unsecured notes payable, net	498,822	250,000
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	35,000	—
Accounts payable and accrued expenses	54,563	61,129
Distributions payable	39,284	39,187
Acquired lease intangible liabilities, net	117,502	100,641
Liabilities associated with investment properties held for sale	320	8,203
Other liabilities	75,575	70,860
Total liabilities	2,832,022	2,614,485

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of March 31, 2015 and December 31, 2014; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,186 and 236,602 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	237	237
Additional paid-in capital	4,923,342	4,922,864
Accumulated distributions in excess of earnings	(2,763,258)	(2,734,688)
Accumulated other comprehensive loss	(632)	(537)
Total shareholders’ equity	2,159,694	2,187,881
Noncontrolling interests	1,494	1,494
Total equity	2,161,188	2,189,375
Total liabilities and equity	$4,993,210	$4,803,860

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Rental income	$119,788	$117,531
Tenant recovery income	31,300	29,748
Other property income	2,109	1,912
Total revenues	153,197	149,191

Expenses:
Property operating expenses	25,695	26,526
Real estate taxes	20,510	18,414
Depreciation and amortization	54,676	53,830
Provision for impairment of investment properties	—	394
General and administrative expenses	10,992	8,450
Total expenses	111,873	107,614

Operating income	41,324	41,577

Gain on extinguishment of other liabilities	—	4,258
Equity in loss of unconsolidated joint ventures, net	—	(778)
Interest expense	(34,045)	(31,863)
Other income, net	1,225	427
Income from continuing operations	8,504	13,621

Discontinued operations:
Loss, net	—	(148)
Gain on sales of investment properties	—	655
Income from discontinued operations	—	507
Gain on sales of investment properties	4,572	—
Net income	13,076	14,128
Net income attributable to the Company	13,076	14,128
Preferred stock dividends	(2,362)	(2,362)
Net income attributable to common shareholders	$10,714	$11,766

Earnings per common share — basic and diluted:
Continuing operations	$0.05	$0.05
Discontinued operations	—	—
Net income per common share attributable to common shareholders	$0.05	$0.05

Net income	$13,076	$14,128
Other comprehensive loss:
Net unrealized loss on derivative instruments (Note 9)	(95)	(18)
Comprehensive income attributable to the Company	$12,981	$14,110

Weighted average number of common shares outstanding — basic	236,250	236,151

Weighted average number of common shares outstanding — diluted	236,253	236,153

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	5,400	$5	236,302	$236	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	14,128	—	14,128	—	14,128
Other comprehensive loss	—	—	—	—	—	—	(18)	(18)	—	(18)
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,181)	—	(39,181)	—	(39,181)
Issuance of common stock, net of offering costs	—	—	—	—	(37)	—	—	(37)	—	(37)
Issuance of restricted common stock	—	—	262	1	—	—	—	1	—	1
Stock-based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	—	—	589	—	—	589	—	589
Balance as of March 31, 2014	5,400	$5	236,564	$237	$4,920,185	$(2,639,211)	$(756)	$2,280,460	$1,494	$2,281,954

Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	13,076	—	13,076	—	13,076
Other comprehensive loss	—	—	—	—	—	—	(95)	(95)	—	(95)
Distributions declared to preferred shareholders ($0.4375 per share)	—	—	—	—	—	(2,362)	—	(2,362)	—	(2,362)
Distributions declared to common shareholders ($0.165625 per share)	—	—	—	—	—	(39,284)	—	(39,284)	—	(39,284)
Issuance of common stock, net of offering costs	—	—	—	—	(40)	—	—	(40)	—	(40)
Issuance of restricted common stock	—	—	637	—	—	—	—	—	—	—
Stock-based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(53)	—	518	—	—	518	—	518
Balance as of March 31, 2015	5,400	$5	237,186	$237	$4,923,342	$(2,763,258)	$(632)	$2,159,694	$1,494	$2,161,188

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,076	$14,128
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	54,676	53,830
Provision for impairment of investment properties	—	394
Gain on sales of investment properties	(4,572)	(655)
Gain on extinguishment of other liabilities	—	(4,258)
Amortization of loan fees and debt premium and discount, net	992	1,599
Amortization of stock-based compensation	1,369	589
Premium paid in connection with defeasance of mortgages payable	2,604	—
Equity in loss of unconsolidated joint ventures, net	—	778
Distributions on investments in unconsolidated joint ventures	—	755
Payment of leasing fees and inducements	(1,539)	(2,277)
Changes in accounts receivable, net	10,286	5,945
Changes in accounts payable and accrued expenses, net	(12,714)	(10,808)
Changes in other operating assets and liabilities, net	6,356	(1,164)
Other, net	593	(705)
Net cash provided by operating activities	71,127	58,151

Cash flows from investing activities:
Changes in restricted escrows, net	17,673	1,499
Purchase of investment properties	(316,200)	(28,324)
Capital expenditures and tenant improvements	(10,946)	(9,558)
Proceeds from sales of investment properties	35,343	9,204
Investment in developments in progress	(380)	(1,441)
Investment in unconsolidated joint ventures	—	(25)
Other, net	(25)	—
Net cash used in investing activities	(274,535)	(28,645)

Cash flows from financing activities:
Proceeds from mortgages payable	322	1,622
Principal payments on mortgages payable	(71,505)	(50,114)
Proceeds from unsecured notes payable	248,815	—
Proceeds from unsecured credit facility	335,000	101,000
Repayments of unsecured credit facility	(300,000)	(36,000)
Payment of loan fees and deposits, net	(1,812)	—
Purchase of Treasury securities in connection with defeasance of mortgages payable	(12,379)	—
Distributions paid	(41,549)	(41,500)
Other, net	(881)	(37)
Net cash provided by (used in) financing activities	156,011	(25,029)

Net (decrease) increase in cash and cash equivalents	(47,397)	4,477
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$64,895	$62,667
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$24,662	$26,813
Distributions payable	$39,284	$39,181
Accrued capital expenditures and tenant improvements	$4,474	$5,217
Accrued leasing fees and inducements	$533	$338
Accrued development expenditures	$133	$429
Treasury securities transferred in connection with defeasance of mortgages payable	$12,379	$—
Defeasance of mortgages payable	$9,775	$—

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(308,728)	$(28,112)
Accounts receivable, acquired lease intangible and other assets	(34,929)	(1,492)
Accounts payable, acquired lease intangible and other liabilities	27,457	1,280
	$(316,200)	$(28,324)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$30,582	$8,079
Accounts receivable, acquired lease intangible and other assets	207	494
Accounts payable, acquired lease intangible and other liabilities	(50)	(24)
Deferred gain	32	—
Gain on sales of investment properties	4,572	655
	$35,343	$9,204

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Readers of this Quarterly Report should refer to the audited financial statements of Retail Properties of America, Inc. for the year ended December 31, 2014, which are included in its 2014 Annual Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in the Annual Report have been omitted from this Quarterly Report. In the opinion of management, all adjustments necessary, all of which were of normal recurring nature, for a fair presentation have been included in this Quarterly Report.
(1)   Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 to own and operate high quality, strategically located shopping centers in the United States.
All share amounts and dollar amounts in this Quarterly Report are stated in thousands with the exception of per share amounts and per square foot amounts.
The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal corporate income tax on its undistributed taxable income. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has jointly elected to be treated as a taxable REIT subsidiary (TRS) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying condensed consolidated financial statements.
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
The accompanying condensed consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries and consolidated joint venture investments. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships and statutory trusts.
The Company’s property ownership as of March 31, 2015 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties (b)	216	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.

(b)	Excludes one wholly-owned property classified as held for sale as of March 31, 2015.
As of March 31, 2015, the Company is the controlling member in one less-than-wholly-owned consolidated entity. The Company is entitled to a preferred return on its capital contributions to the entity. No adjustments to the carrying value of the noncontrolling interests for contributions, distributions or allocation of net income or loss were made during the three months ended March 31, 2015 and 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2014, the Company held investments in MS Inland Fund, LLC (MS Inland) and Oak Property & Casualty LLC (Oak), which were unconsolidated joint ventures accounted for under the equity method of accounting. The Company dissolved MS Inland and terminated its participation in Oak prior to December 31, 2014. The Company recorded net equity in loss of unconsolidated joint ventures of $778 and received net cash distributions of $730 during the three months ended March 31, 2014.
(2)   Summary of Significant Accounting Policies
Refer to the Company’s 2014 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the three months ended March 31, 2015.
Recent Accounting Pronouncements
Effective January 1, 2016 with early adoption permitted, the concept of extraordinary items will be eliminated from GAAP and entities will no longer be required to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained. The Company has elected to early adopt this pronouncement effective January 1, 2015. The adoption of this pronouncement did not have any effect on the Company’s condensed consolidated financial statements.
Effective January 1, 2016 with early adoption permitted, companies will be required to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. This pronouncement requires a full retrospective method of adoption and the adoption will result in the reclassification of unamortized capitalized loan fees from other assets to a direct reduction of the Company’s indebtedness on the condensed consolidated balance sheets.
Effective January 1, 2016 with early adoption permitted, a company’s management will be required to assess the entity’s ability to continue as a going concern every reporting period including interim periods for a period of one year after the date that the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements.
Effective January 1, 2016 with early adoption permitted, companies will be required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model, which modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for registered money market funds. This pronouncement allows either a full or a modified retrospective method of adoption. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements.
Effective January 1, 2017 and currently awaiting Financial Accounting Standards Board approval of a proposal which could potentially defer the effective date by one year to January 1, 2018, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)   Acquisitions
The Company closed on the following acquisitions during the three months ended March 31, 2015:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	85,000	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	229,000	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,000	39,057
March 24, 2015	Lake Worth Towne Crossing - Parcel (a)	Dallas	Land	—	400
				751,000	$323,742

(a)	The Company acquired a parcel located at its Lake Worth Towne Crossing multi-tenant retail operating property.
The Company closed on the following acquisitions during the three months ended March 31, 2014:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	$18,022
February 27, 2014	Bed Bath & Beyond Plaza - Fee Interest (a)	Miami	Ground lease interest	—	10,350
				53,100	$28,372

(a)
The Company acquired the fee interest in an existing wholly-owned multi-tenant retail operating property located in Miami, Florida, which was previously subject to a ground lease with a third party. In conjunction with this transaction, the Company reversed a straight-line ground rent liability of $4,258, which is presented in “Gain on extinguishment of other liabilities” in the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Three Months Ended March 31,
	2015	2014
Land	$102,487	$16,727
Building and other improvements	206,241	11,385
Acquired lease intangible assets (a)	33,631	1,492
Acquired lease intangible liabilities (b)	(18,617)	(1,232)
Net assets acquired	$323,742	$28,372

(a)	The weighted average amortization period for acquired lease intangible assets is 16 years and six years for acquisitions completed during the three months ended March 31, 2015 and 2014, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 20 years and 12 years for acquisitions completed during the three months ended March 31, 2015 and 2014, respectively.

The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $911 and $98 for the three months ended March 31, 2015 and 2014, respectively, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired are $4,675 and $161 in total revenues and $1,401 and $61 in net income attributable to common shareholders from the date of acquisition through March 31, 2015 and 2014, respectively.
Subsequent to March 31, 2015, the Company acquired Tysons Corner, a multi-tenant retail property located in the Washington, D.C. MSA, for a gross purchase price of $31,556. The property was acquired on May 4, 2015 and contains approximately 38,000 square feet. The Company has not completed the allocation of the acquisition date fair value for Tysons Corner; however, it expects that the purchase price of this property will primarily be allocated to building, land, and acquired lease intangibles.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2015 acquisitions, including the Tysons Corner acquisition, were completed as of January 1, 2014, and the 2014 acquisitions were completed as of January 1, 2013. The results of operations associated with the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions have not been included in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended March 31,
	2015	2014
Total revenues	$154,484	$153,847
Net income	$12,990	$13,252
Net income attributable to common shareholders	$10,628	$10,890
Earnings per common share — basic and diluted
Net income per common share attributable to common shareholders	$0.04	$0.05
Weighted average number of common shares outstanding — basic	236,250	236,151
(4)   Dispositions
The Company monitors its investment properties to ensure that each property continues to meet investment and strategic objectives. This approach results in the sale of certain non-strategic and non-core assets that no longer meet the Company’s investment criteria.
The Company closed on the following property dispositions during the three months ended March 31, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
			437,500	$36,283	$35,343	$4,572

(a)	Aggregate proceeds are net of transaction costs.
The Company closed on the following property disposition during the three months ended March 31, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	$9,269	$9,204	$655

(a)	Aggregate proceeds are net of transaction costs.
As of March 31, 2015, the Company had entered into a contract to sell Hartford Insurance Building, a 97,400 square foot single-user office property located in Maple Grove, Minnesota. This property qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended March 31, 2015, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with this property are separately classified as held for sale in the condensed consolidated balance sheet as of March 31, 2015. Promenade at Red Cliff and Aon Hewitt East Campus, both of which were sold during the three months ended March 31, 2015, were classified as held for sale as of December 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	March 31, 2015	December 31, 2014
Assets
Land, building and other improvements	$4,972	$36,020
Accumulated depreciation	(58)	(5,358)
Net investment properties	4,914	30,662
Other assets	127	2,978
Assets associated with investment properties held for sale	$5,041	$33,640

Liabilities
Mortgage payable	$—	$8,075
Other liabilities	320	128
Liabilities associated with investment properties held for sale	$320	$8,203
There was no activity during the three months ended March 31, 2015 related to discontinued operations. The results of operations for the three months ended March 31, 2014 for the investment property accounted for as discontinued operations, Riverpark Phase IIA which was classified as held for sale as of December 31, 2013, were immaterial.
(5)   Compensation Plans
The Company’s 2014 Long-Term Equity Compensation Plan, subject to certain conditions, authorizes the issuance of incentive and non-qualified stock options, restricted stock, stock appreciation rights and other similar awards as well as cash-based awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table represents a summary of the Company’s unvested restricted shares as of and for the three months ended March 31, 2015:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2015	396	$14.26
Shares granted (a)	637	$16.02
Shares vested	(162)	$14.03
Balance as of March 31, 2015	871	$15.59

(a)	Shares granted vest ratably over periods ranging from one to three years in accordance with the terms of applicable award documents.
During the three months ended March 31, 2015 and 2014, the Company recorded compensation expense of $1,369 and $587, respectively, related to unvested restricted shares. As of March 31, 2015, total unrecognized compensation expense related to unvested restricted shares was $10,919, which is expected to be amortized over a weighted average term of 1.5 years. The total fair value of shares vested during the three months ended March 31, 2015 was $2,613.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of March 31, 2015, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase six shares had expired and options to purchase 11 shares had been forfeited. The Company did not grant any options in 2014 or 2015 and did not record any compensation expense related to stock options during the three months ended March 31, 2015. Compensation expense of $2 related to stock options was recorded during the three months ended March 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	March 31, 2015			December 31, 2014
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,542,858	6.01%	3.9	$1,616,063	6.03%	4.0
Variable rate construction loan (b)	15,222	2.44%	0.6	14,900	2.44%	0.8
Mortgages payable	1,558,080	5.97%	3.9	1,630,963	5.99%	3.9
Premium, net of accumulated amortization	3,218			3,972
Discount, net of accumulated amortization	(342)			(470)
Mortgages payable, net	$1,560,956			$1,634,465

(a)
Includes $8,070 and $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2015 and December 31, 2014, respectively, and excludes mortgages payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of March 31, 2015 and December 31, 2014, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
Mortgages Payable
During the three months ended March 31, 2015, the Company repaid or defeased mortgages payable in the total amount of $77,135 (excluding scheduled principal payments of $4,145 related to amortizing loans). The loans repaid or defeased during the three months ended March 31, 2015 had a weighted average fixed interest rate of 6.53%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Certain of the Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2015, the Company had guaranteed $8,106 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2015 through September 30, 2016 (see Note 14). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of March 31, 2015, the most significant cross-collateralized pool of mortgages was the IW JV 2009, LLC portfolio in the amount of $460,078, which is cross-collateralized by 53 properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of March 31, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after March 31, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$305,135	$67,703	$321,090	$12,376	$501,308	$335,246	$1,542,858
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	305,135	67,703	321,090	312,376	501,308	835,246	2,342,858

Variable rate debt:
Construction loan	15,222	—	—	—	—	—	15,222
Unsecured credit facility	—	—	35,000	150,000	—	—	185,000
Total variable rate debt	15,222	—	35,000	150,000	—	—	200,222
Total debt (d)	$320,357	$67,703	$356,090	$462,376	$501,308	$835,246	$2,543,080

Weighted average interest rate on debt:
Fixed rate debt	5.39%	5.06%	5.53%	2.18%	7.50%	4.51%	5.11%
Variable rate debt (e)	2.44%	—	1.68%	1.63%	—	—	1.70%
Total	5.25%	5.06%	5.15%	2.00%	7.50%	4.51%	4.84%

(a)
Includes $8,070 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2015. Excludes mortgage premium of $3,218 and discount of $(342), net of accumulated amortization, which was outstanding as of March 31, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,178), net of accumulated amortization, which was outstanding as of March 31, 2015.

(d)	As of March 31, 2015, the weighted average years to maturity of consolidated indebtedness was 4.7 years.

(e)	Represents interest rates as of March 31, 2015.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.
(7)   Unsecured Notes Payable
On March 12, 2015, the Company completed a public offering of $250,000 in aggregate principal amount of its 4.00% senior unsecured notes due 2025 (4.00% notes). The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity. In addition, on June 30, 2014, the Company completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% Series A senior notes due 2021 and $150,000 of 4.58% Series B senior notes due 2024 (collectively, Series A and B notes). The proceeds from the 4.00% notes and the Series A and B notes were used to repay a portion of the Company’s unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unsecured notes payable as of March 31, 2015:

Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes - 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%
Senior notes - 4.58% Series B due 2024	June 30, 2024	150,000	4.58%
Senior notes - 4.00% due 2025	March 15, 2025	250,000	4.00%
		500,000	4.20%
Discount, net of accumulated amortization		(1,178)
	Total	$498,822
The indenture, as supplemented, governing the 4.00% notes (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
The note purchase agreement governing the Series A and B notes contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, the Company is subject to various financial covenants, some of which are based upon the financial covenants in effect in the Company’s primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2015, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
(8)   Unsecured Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The unsecured credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the Unsecured Credit Facility). The Company has the ability to increase available borrowings up to $1,450,000 in certain circumstances.
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of March 31, 2015, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the Company’s Unsecured Credit Facility:

		March 31, 2015		December 31, 2014
Unsecured Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.63%	150,000	1.62%
Revolving line of credit - variable rate	May 12, 2017 (b)	35,000	1.68%	—	1.67%
	Total	$485,000	1.86%	$450,000	1.87%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of March 31, 2015 and December 31, 2014.

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
As of March 31, 2015, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
(9)   Derivatives
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $607 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Interest rate swaps	2	2	$308,070	$308,124
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$632	$562
The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive income for the three months ended March 31, 2015 and 2014:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$386	$309	Interest expense	$291	$291	Other income, net	$(25)	$(13)

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(10)  Equity
In March 2013, the Company established an at-the-market (ATM) equity program under which it may sell shares of its Class A common stock, having an aggregate offering price of up to $200,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including the Company's unsecured revolving line of credit, and funding acquisitions or other growth initiatives.
The Company did not sell any shares under its ATM equity program during the three months ended March 31, 2015 and 2014.
As of March 31, 2015, the Company had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(11) Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2015		2014
Numerator:
Income from continuing operations	$8,504		$13,621
Gain on sales of investment properties	4,572		—
Preferred stock dividends	(2,362)		(2,362)
Income from continuing operations attributable to common shareholders	10,714		11,259
Income from discontinued operations	—		507
Net income attributable to common shareholders	10,714		11,766
Distributions paid on unvested restricted shares	(66)		(25)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$10,648		$11,741

Denominator:
Denominator for earnings per common share — basic:
Weighted average number of common shares outstanding	236,250	(a)	236,151	(b)
Effect of dilutive securities — stock options	3	(c)	2	(c)
Denominator for earnings per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,253		236,153

(a)
Excludes 871 shares of unvested restricted common stock, which equate to 611 shares on a weighted average basis for the three months ended March 31, 2015. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 414 shares of unvested restricted common stock, which equate to 264 shares on a weighted average basis for the three months ended March 31, 2014. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(c)
There were outstanding options to purchase 64 and 78 shares of common stock as of March 31, 2015 and 2014, respectively, at a weighted average exercise price of $19.32 and $19.10, respectively. Of these totals, outstanding options to purchase 54 and 64 shares of common stock as of March 31, 2015 and 2014, respectively, at a weighted average exercise price of $20.72 and $20.71, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Provision for Impairment of Investment Properties
As of March 31, 2015 and 2014, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of March 31, 2015 and 2014:

	March 31, 2015		March 31, 2014
Number of properties for which indicators of impairment were identified	6		12	(a)
Less: Number of properties for which an impairment charge was recorded	—		1
Less: Number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	1	(b)	—
Remaining properties for which indicators of impairment were identified	5		11

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	66%		19%

(a)	Includes seven properties which were subsequently sold or classified as held for sale as of March 31, 2015.

(b)
Hartford Insurance Building was classified as held for sale as of March 31, 2015. This property was not considered impaired based upon the executed sales contract and it was sold on April 7, 2015 with an anticipated gain on sale of approximately $860.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The investment property impairment charge recorded by the Company during the three months ended March 31, 2014 is summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
	Estimated fair value of impaired property as of impairment date			$47,150

(a)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract for this property, which was sold on April 1, 2014.
The Company can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,560,956	$1,679,271	$1,634,465	$1,749,671
Unsecured notes payable, net	$498,822	$519,560	$250,000	$258,360
Unsecured credit facility	$485,000	$487,205	$450,000	$451,502
Derivative liability	$632	$632	$562	$562
The carrying values of mortgages payable, net and unsecured notes payable, net in the table are included in the condensed consolidated balance sheets under the indicated captions. The carrying value of the Unsecured Credit Facility is comprised of the “Unsecured term loan” and the “Unsecured revolving line of credit” and the carrying value of the derivative liability is included in “Other liabilities” in the condensed consolidated balance sheets.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2015
Derivative liability	$—	$632	$—	$632

December 31, 2014
Derivative liability	$—	$562	$—	$562
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9.
Nonrecurring Fair Value Measurements
The Company did not have any assets measured at fair value on a nonrecurring basis as of March 31, 2015.
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of December 31, 2014 aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the year ended December 31, 2014, except for those properties sold prior to December 31, 2014. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment (a)
December 31, 2014
Investment properties	$—	$—	$86,500	(b)	$86,500	$59,352
Investment properties - held for sale (c)	$—	$17,233	$—		$17,233	$563

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2014.

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

(c)
Represents an impairment charge recorded during the three months ended December 31, 2014 for Aon Hewitt East Campus, which was classified as held for sale as of December 31, 2014. Such charge, calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The estimated transaction costs totaling $738 are not reflected as a reduction to the fair value disclosed in the table above but were included in the calculation of the impairment charge.

Fair Value Disclosures
The following table presents the Company’s financial liabilities, which are measured at fair value for disclosure purposes, by the level in the fair value hierarchy within which those measurements fall. Methods and assumptions used to estimate the fair value of these instruments are described after the table.

	Fair Value
	Level 1	Level 2	Level 3	Total
March 31, 2015
Mortgages payable, net	$—	$—	$1,679,271	$1,679,271
Unsecured notes payable, net	$252,285	$—	$267,275	$519,560
Unsecured credit facility	$—	$—	$487,205	$487,205

December 31, 2014
Mortgages payable, net	$—	$—	$1,749,671	$1,749,671
Unsecured notes payable	$—	$—	$258,360	$258,360
Unsecured credit facility	$—	$—	$451,502	$451,502
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 5.5% and 2.2% to 4.0% as of March 31, 2015 and December 31, 2014, respectively.
Unsecured notes payable, net: The quoted market price as of March 31, 2015 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 3.59% and 3.97% as of March 31, 2015 and December 31, 2014, respectively.
Unsecured Credit Facility:  The Company estimates the fair value of its Unsecured Credit Facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.30% and 1.35% for the unsecured term loan as of March 31, 2015 and December 31, 2014, respectively, and 1.35% for the unsecured revolving line of credit as of March 31, 2015. There were no amounts drawn on the unsecured revolving line of credit as of December 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2015.
(14) Commitments and Contingencies
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
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of March 31, 2015, the Company has guaranteed $8,106 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2015 through September 30, 2016.
(15) Litigation
The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial statements of the Company.
(16) Subsequent Events
Subsequent to March 31, 2015, the Company:

•	drew $60,000 on its unsecured revolving line of credit and used the proceeds to:

•	acquire Tysons Corner, a 38,000 square foot multi-tenant retail property located in Vienna, Virginia, for a gross purchase price of $31,556; and

•	repay a mortgage payable with a principal balance of $21,684 and an interest rate of 8.00%;

•
closed on the disposition of Hartford Insurance Building, a 97,400 square foot single-user office property located in Maple Grove, Minnesota, for a sales price of $6,015 with an anticipated gain on sale of approximately $860; and

•
closed on the disposition of Rasmussen College, a 26,700 square foot single-user office property located in Brooklyn Park, Minnesota, for a sales price of $4,800 with an anticipated gain on sale of approximately $1,334.

On April 27, 2015, the Company’s board of directors declared the cash dividend for the second quarter of 2015 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2015 to preferred shareholders of record at the close of business on June 19, 2015.
On April 27, 2015, the Company’s board of directors declared the distribution for the second quarter of 2015 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on July 10, 2015 to Class A common shareholders of record at the close of business on June 26, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” or the negative of these words and phrases or similar words or phrases. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the state of Texas, where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

▪	real estate valuations, potentially resulting in impairment charges;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the impact of construction delays and cost overruns;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to successfully operate acquired properties;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a real estate investment trust (REIT);

•	governmental regulations, tax laws and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2014. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of March 31, 2015, we owned 212 retail operating properties representing 31,277,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes power centers, neighborhood and community centers, and lifestyle centers and predominantly multi-tenant retail mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office properties, as of March 31, 2015:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	61	15,008	94.1%	95.5%
Neighborhood and community centers	90	10,725	92.2%	94.3%
Lifestyle centers and mixed-use properties	11	4,186	89.2%	90.1%
Total multi-tenant retail	162	29,919	92.7%	94.3%
Single-user retail	50	1,358	100.0%	100.0%
Total retail operating portfolio	212	31,277	93.0%	94.5%
Office	4	1,033	100.0%	100.0%
Total operating portfolio (b)	216	32,310	93.3%	94.7%

(a)	Includes leases signed but not commenced.

(b)	Excludes one single-user office property classified as held for sale as of March 31, 2015.
In addition to our operating portfolio, as of March 31, 2015, we held interests in three retail development properties, one of which is currently under active development and held in a consolidated joint venture.

Company Highlights — Three Months Ended March 31, 2015
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the three months ended March 31, 2015. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	89	488	$16.99	$16.17	5.1%	4.60	$0.94
Comparable New Leases	13	76	$15.56	$12.59	23.6%	7.95	$26.10
Non-Comparable New and Renewal Leases (b)	37	201	$18.36	n/a	n/a	8.08	$42.39
Total	139	765	$16.80	$15.69	7.1%	5.87	$14.35

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

Leasing activity in our retail operating portfolio remained strong during the three months ended March 31, 2015, with 139 leases signed for a total of approximately 765,000 square feet. Our renewal rate was 60.6% for the three months ended March 31, 2015 as we began experiencing the impact of various strategic remerchandising efforts with nine anchor spaces vacating during the quarter. Rental rates on comparable new leases signed during 2015 increased approximately 23.6% and rental rates on comparable renewal leases signed during 2015 increased by approximately 5.1% over previous rental rates, for a combined comparable re-leasing spread of approximately 7.1% for the three months ended March 31, 2015. We anticipate volatility in our reported leasing metrics on a quarterly basis throughout 2015 as we continue to pursue additional strategic remerchandising opportunities across the portfolio. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we anticipate that a greater proportion of our new leasing activity in 2015 will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
Acquisitions
During the first quarter of 2015, we continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. We paid a total of $323,742 for the acquisitions of four multi-tenant retail operating properties and one parcel at an existing wholly-owned multi-tenant retail operating property during the first quarter, as detailed below.
We acquired the following three multi-tenant retail properties located in the Washington, D.C. metropolitan statistical area (MSA): the retail portion of Downtown Crown, a 258,000 square foot lifestyle center for a purchase price of $162,785; Merrifield Town Center, an 85,000 square foot lifestyle center for a purchase price of $56,500; and Fort Evans Plaza II, a 229,000 square foot power center for a purchase price of $65,000. We acquired Cedar Park Town Center, a 179,000 square foot community center located in the Austin MSA for a purchase price of $39,057. In addition, we acquired a land parcel at Lake Worth Towne Crossing, one of our existing multi-tenant retail operating properties located in the Dallas MSA, for a purchase price of $400.
Dispositions
During the first quarter of 2015, we continued to pursue targeted dispositions of select non-strategic and non-core properties. Consideration from dispositions totaled $36,283 and included the sale of a 94,500 square foot multi-tenant retail operating property for consideration of $19,050 and a 343,000 square foot single-user office property for consideration of $17,233.
Capital Markets
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% senior unsecured notes due 2025 (4.00% notes). The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity and will mature on March 15, 2025, unless earlier redeemed. The proceeds were used to repay a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.

Additionally, during the first quarter of 2015, we continued to enhance our balance sheet flexibility by repaying or defeasing mortgage debt, including certain longer dated maturities, in amounts totaling $77,135 (excluding scheduled principal payments of $4,145 related to amortizing loans). We also borrowed $35,000, net of repayments, on our unsecured revolving line of credit.
Distributions
We declared a quarterly distribution of $0.4375 per share of preferred stock and a quarterly distribution of $0.165625 per share of common stock during the three months ended March 31, 2015.
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
Comparison of the Three Months Ended March 31, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. As of March 31, 2015, our same store portfolio consisted of 201 operating properties acquired or placed in service and stabilized prior to January 1, 2014. The number of properties in our same store portfolio increased to 201 as of March 31, 2015 from 197 as of December 31, 2014 as a result of the following:

•	the addition of seven investment properties acquired during the fourth quarter of 2013;
partially offset by the removal of

•	one same store investment property classified as held for sale as of March 31, 2015;

•	one investment property that was impaired below its debt balance during 2014; and

•	one investment property where we have begun activities in anticipation of a redevelopment, which we expect to have a significant impact to property NOI during 2015.
The sales of Aon Hewitt East Campus on January 20, 2015 and Promenade at Red Cliff on February 27, 2015 did not impact the number of same store properties as they were classified as held for sale as of December 31, 2014.
The properties and financial results reported in “Other investment properties” primarily include the properties acquired in 2014 and 2015, our development properties, two properties where we have begun activities in anticipation of future redevelopment, one property that was impaired below its debt balance during 2014, the investment properties that were sold or held for sale in 2014 and 2015 that did not qualify for discontinued operations treatment and the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during 2014. In addition, the financial results reported in “Other investment properties” for the three months ended March 31, 2015 include the net income from our wholly-owned captive insurance company, which was formed on December 1, 2014, and the financial results reported in “Other investment properties” for the three months ended March 31, 2014 include the historical intercompany expense elimination related to our former insurance captive unconsolidated joint venture investment, in which we terminated our participation effective December 1, 2014. For the three months ended March 31, 2014, the historical captive insurance expense related to our portfolio was recorded in equity in loss of unconsolidated joint ventures, net.

	Three Months Ended March 31,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (201 properties):
Rental income	$104,691	$101,634	$3,057	3.0
Tenant recovery income	26,891	26,268	623	2.4
Other property income	1,041	839	202	24.1
Other investment properties:
Rental income	13,823	13,600	223
Tenant recovery income	4,409	3,480	929
Other property income	934	943	(9)
Operating expenses:
Same store investment properties (201 properties):
Property operating expenses	(20,318)	(21,983)	1,665	7.6
Real estate taxes	(17,726)	(16,564)	(1,162)	(7.0)
Other investment properties:
Property operating expenses	(4,583)	(3,636)	(947)
Real estate taxes	(2,784)	(1,850)	(934)
NOI from continuing operations:
Same store investment properties	94,579	90,194	4,385	4.9
Other investment properties	11,799	12,537	(738)
Total NOI from continuing operations	106,378	102,731	3,647	3.6

Other income (expense):
Straight-line rental income, net	1,012	1,943	(931)
Amortization of acquired above and below market lease intangibles, net	451	512	(61)
Amortization of lease inducements	(189)	(158)	(31)
Lease termination fees	134	105	29
Straight-line ground rent expense	(934)	(1,022)	88
Amortization of acquired ground lease intangibles	140	140	—
Depreciation and amortization	(54,676)	(53,830)	(846)
Provision for impairment of investment properties	—	(394)	394
General and administrative expenses	(10,992)	(8,450)	(2,542)
Gain on extinguishment of other liabilities	—	4,258	(4,258)
Equity in loss of unconsolidated joint ventures, net	—	(778)	778
Interest expense	(34,045)	(31,863)	(2,182)
Other income, net	1,225	427	798
Total other expense	(97,874)	(89,110)	(8,764)

Income from continuing operations	8,504	13,621	(5,117)
Discontinued operations:
Loss, net	—	(148)	148
Gain on sales of investment properties	—	655	(655)
Income from discontinued operations	—	507	(507)
Gain on sales of investment properties	4,572	—	4,572
Net income	13,076	14,128	(1,052)
Net income attributable to the Company	13,076	14,128	(1,052)
Preferred stock dividends	(2,362)	(2,362)	—
Net income attributable to common shareholders	$10,714	$11,766	$(1,052)
Same store NOI increased $4,385, or 4.9%, primarily due to the following:

•	rental income increased $3,057 primarily due to an increase of $1,514 from occupancy growth, $970 from contractual rent increases and $699 from re-leasing spreads;

•
total operating expenses, net of tenant recovery income, decreased $1,126 primarily as a result of a decrease in certain non-recoverable property operating expenses, partially offset by an increase in bad debt expense.

We expect same store NOI growth to moderate throughout the remainder of 2015, in part due to anticipated strategic remerchandising efforts at some of our same store properties as well as more difficult period-over-period comparable results throughout 2014.

Total NOI increased $3,647, or 3.6%, due to an increase of $4,385 from the same store portfolio described above, partially offset by a decrease from “Other investment properties.”
Other income (expense). Total other expense increased $8,764, or 9.8%, primarily due to:

•
a $4,258 gain on extinguishment of other liabilities recognized during the three months ended March 31, 2014 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease;

•	a $2,542 increase in general and administrative expenses primarily consisting of an increase in compensation expense, including bonuses and amortization of restricted stock awards, of $2,409; and

•	a $2,182 increase in interest expense primarily consisting of:

•	$3,303 in interest on our unsecured notes payable, which were issued in June 2014 and March 2015; and

•	a $1,081 increase in prepayment penalties and defeasance premiums;
partially offset by

•	a $1,446 decrease in interest on mortgages payable due to the repayment of mortgage debt; and

•
a $616 increase in the amortization of mortgage premium resulting from the assumption of mortgages payable in connection with the dissolution of our MS Inland unconsolidated joint venture during the second quarter of 2014.

Discontinued operations. No discontinued operations were reported for the three months ended March 31, 2015. Discontinued operations for the three months ended March 31, 2014 consists of one property, Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, and was sold on March 11, 2014.
Funds From Operations
Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a performance measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO. Management believes that, subject to the following limitations, FFO provides a basis for comparing our performance and operations to those of other REITs.
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
We believe that FFO and Operating FFO, which are non-GAAP performance measures, provide additional and useful means to assess the operating performance of REITs. Neither FFO nor Operating FFO represent alternatives to “Net Income” as an indicator of our performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further, comparison of our presentation of Operating FFO to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.

FFO and Operating FFO are calculated as follows:

	Three Months Ended March 31,
	2015	2014
Net income attributable to common shareholders	$10,714	$11,766
Depreciation and amortization	54,401	54,243
Provision for impairment of investment properties	—	394
Gain on sales of investment properties	(4,572)	(655)
FFO	$60,543	$65,748

Impact on earnings from the early extinguishment of debt, net	2,786	1,680
Provision for hedge ineffectiveness	(25)	(13)
Gain on extinguishment of other liabilities	—	(4,258)
Other (a)	(1,000)	(115)
Operating FFO	$62,304	$63,042

(a)	Consists of settlement and easement proceeds, which are included in “Other income, net” in the condensed consolidated statements of operations and other comprehensive income.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowance or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured revolving line of credit and our unsecured term loan (collectively, the Unsecured Credit Facility) and unsecured notes.
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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities which we have accomplished through a combination of the repayment and refinancing of maturing debt. We have funded debt repayments primarily through asset dispositions and capital markets transactions, including public offerings of our common and preferred stock and private and public offerings of senior unsecured notes. As of March 31, 2015, we had $320,357 of debt scheduled to mature through the end of 2015, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

The table below summarizes our consolidated indebtedness as of March 31, 2015:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,542,858	6.01%	Various	3.9 years
Variable rate construction loan	15,222	2.44%	November 2, 2015	0.6 years
Total mortgages payable	1,558,080	5.97%		3.9 years
Premium, net of accumulated amortization	3,218
Discount, net of accumulated amortization	(342)
Total mortgages payable, net	1,560,956
Unsecured notes payable:
Senior notes - 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	6.3 years
Senior notes - 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	9.3 years
Senior notes - 4.00% due 2025	250,000	4.00%	March 15, 2025	10.0 years
Subtotal	500,000	4.20%		9.0 years
Discount, net of accumulated amortization	(1,178)
Total unsecured notes payable, net	498,822
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	May 11, 2018	3.1 years
Variable rate portion of term loan	150,000	1.63%	May 11, 2018	3.1 years
Variable rate revolving line of credit (c)	35,000	1.68%	May 12, 2017	2.1 years
Total unsecured credit facility	485,000	1.86%		3.0 years

Total consolidated indebtedness, net	$2,544,778	4.84%		4.7 years

(a)	Includes $8,070 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2015.

(b)
Reflects $300,000 of variable rate debt that matures in May 2018 and is swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 2016. The applicable margin was 1.45% as of March 31, 2015.

(c)
We have a one year extension option on the unsecured revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended.

Mortgages Payable
During the three months ended March 31, 2015, we repaid or defeased mortgages payable in the total amount of $77,135 (excluding scheduled principal payments of $4,145 related to amortizing loans). The loans repaid or defeased during the three months ended March 31, 2015 had a weighted average fixed interest rate of 6.53%.
Unsecured Notes Payable
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% notes. The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity. The proceeds were used to repay a portion of our unsecured revolving line of credit in anticipation of the repayment of future secured debt maturities.
The indenture, as supplemented, governing the 4.00% notes (the Indenture) contains customary covenants and events of default. Pursuant to the terms of the Indenture, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum secured and total leverage ratios; (ii) a debt service coverage ratio; and (iii) maintenance of an unencumbered assets to unsecured debt ratio.
The note purchase agreement governing the 4.12% Series A senior notes due 2021 and 4.58% Series B senior notes due 2024 contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the note purchase agreement, we are subject to various financial covenants, some of which are based upon the financial covenants in effect in our primary credit facility, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum interest coverage and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth.
As of March 31, 2015, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.

Unsecured Credit Facility
In May 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an Unsecured Credit Facility aggregating to $1,000,000, consisting of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan. The Unsecured Credit Facility contains an accordion feature that allows us to increase the availability thereunder to up to $1,450,000 in certain circumstances.
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of March 31, 2015, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of March 31, 2015, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of March 31, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of March 31, 2015. The table does not reflect the impact of any debt activity that occurred after March 31, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$305,135	$67,703	$321,090	$12,376	$501,308	$335,246	$1,542,858	$1,664,049
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000	301,395
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	519,560
Total fixed rate debt	305,135	67,703	321,090	312,376	501,308	835,246	2,342,858	2,485,004

Variable rate debt:
Construction loan	15,222	—	—	—	—	—	15,222	15,222
Unsecured credit facility	—	—	35,000	150,000	—	—	185,000	185,810
Total variable rate debt	15,222	—	35,000	150,000	—	—	200,222	201,032
Total debt (d)	$320,357	$67,703	$356,090	$462,376	$501,308	$835,246	$2,543,080	$2,686,036

Weighted average interest rate on debt:
Fixed rate debt	5.39%	5.06%	5.53%	2.18%	7.50%	4.51%	5.11%
Variable rate debt (e)	2.44%	—	1.68%	1.63%	—	—	1.70%
Total	5.25%	5.06%	5.15%	2.00%	7.50%	4.51%	4.84%

(a)
Includes $8,070 of variable rate mortgage debt that was swapped to a fixed rate as of March 31, 2015. Excludes mortgage premium of $3,218 and discount of $(342), net of accumulated amortization, which was outstanding as of March 31, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,178), net of accumulated amortization, which was outstanding as of March 31, 2015.

(d)	As of March 31, 2015, the weighted average years to maturity of consolidated indebtedness was 4.7 years.

(e)	Represents interest rates as of March 31, 2015.

We plan on addressing our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Internal Revenue Code of 1986, as amended (the Code) generally requires that a REIT annually distributes to its shareholders at least 90% of its taxable income, prior to the deduction for dividends paid and excluding net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
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
In March 2013, we established an ATM equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions or other growth initiatives. We did not sell any shares under our ATM equity program during the three months ended March 31, 2015. As of March 31, 2015, we had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of March 31, 2015, including one consolidated joint venture and three wholly-owned properties. As of March 31, 2015, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value		Construction Loan Balance
Henderson, Nevada	Green Valley Crossing	50.0%	$3,445	(a)	$15,222
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,524	(b)	—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
			$42,983	(c)	$15,222

(a)
The carrying value represents the portion of the property under development and excludes $26,407 of costs, net of accumulated depreciation, previously placed in service. The construction loan encumbers the entire property, including the portion placed in service as well as the portion currently under development.

(b)	The carrying value represents the portion of the property under development and excludes $3,056 of land.

(c)	There is no income attributable to developments in progress.
Asset Dispositions
During 2014 and in the first quarter of 2015, we continued to execute on our long-term portfolio repositioning strategy of disposing of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights our asset dispositions during 2014 and the three months ended March 31, 2015:

	Number of Assets Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished (b)
2015 Dispositions (through March 31, 2015)	2	437,500	$36,283	$35,343	$9,775
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713

(a)	Represents total consideration net of transaction costs.

(b)	Excludes mortgages payable repaid prior to disposition transactions.
In addition to the transactions presented in the above table, we received net proceeds of $1,023 from other transactions, including condemnation awards and the sale of parcels at certain of our properties, during the year ended December 31, 2014.
Asset Acquisitions
During 2014 and in the first quarter of 2015, we continued to execute on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2014 and the three months ended March 31, 2015:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2015 Acquisitions (b)	5	751,000	$323,742	$323,742	$—	$—
2014 Acquisitions (c)	11	1,339,400	$348,061	$289,561	$141,698	$113,358

(a)	Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture as well as acquisitions from unaffiliated third parties.

(b)
2015 acquisitions include the purchase of a land parcel at our Lake Worth Towne Crossing multi-tenant retail operating property. The total number of properties in our portfolio was not affected by this transaction.

(c)
2014 acquisitions include the purchase of the following: 1) the fee interest in our Bed Bath & Beyond Plaza multi-tenant retail operating property that was previously subject to a ground lease with a third party, 2) a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with us prior to the transaction, and 3) a parcel located at our Lakewood Town Center multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

Summary of Cash Flows
Cash flows during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 are summarized as follows:

	Three Months Ended March 31,
	2015	2014	Impact
Cash provided by operating activities	$71,127	$58,151	$12,976
Cash used in investing activities	(274,535)	(28,645)	(245,890)
Cash provided by (used in) financing activities	156,011	(25,029)	181,040
(Decrease) increase in cash and cash equivalents	(47,397)	4,477	(51,874)
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$64,895	$62,667

Cash Flows from Operating Activities
Net cash provided by operating activities consists primarily of net income from property operations, adjusted for the following, among others, (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, and (iv) gain on extinguishment of other liabilities. Net cash provided by operating activities during the three months ended March 31, 2015 increased $12,976 primarily due to the following:

•	a $3,728 increase in NOI (including an increase in NOI from continuing operations of $3,647);

•	a $2,151 reduction in cash paid for interest;

•	a $738 decrease in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows used in Investing Activities
Net cash used in investing activities consists primarily of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, net of proceeds from the sales of investment properties, in addition to changes in restricted escrows. Net cash used in investing activities during the three months ended March 31, 2015 increased $245,890 primarily due to the following:

•	a $287,876 increase in cash paid to purchase investment properties;
partially offset by

•	a $16,174 net change in restricted escrow activity, of which $21,010 relates to acquisition deposits made in 2014 in connection with 2015 acquisition activity; and

•	a $26,139 increase in proceeds from the sales of investment properties.
We will continue to execute on our investment strategy by disposing of certain non-strategic and non-core properties. The majority of the proceeds from disposition activity for the remainder of 2015 is expected to be used to address debt maturities and repay other secured debt. In addition, tenant improvement costs associated with re-leasing vacant space and strategic remerchandising efforts across the portfolio may continue to be significant.
Cash Flows from Financing Activities
Net cash provided by financing activities primarily consists of proceeds from our Unsecured Credit Facility and the issuance of debt instruments and equity securities, partially offset by repayments on our Unsecured Credit Facility and principal payments on mortgages payable. Net cash provided by financing activities during the three months ended March 31, 2015 increased $181,040 primarily due to the following:

•	a $248,815 increase in proceeds from the issuance of unsecured notes in an underwritten public offering in 2015;
partially offset by

•	a $30,000 decrease in net proceeds from our Unsecured Credit Facility;

•	a $21,391 increase in principal payments on mortgages payable; and

•	the purchase of $12,379 of Treasury securities in connection with defeasance of mortgages payable during the three months ended March 31, 2015.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
During the three months ended March 31, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the three months ended March 31, 2015, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to March 31, 2015, we:

•	drew $60,000 on our unsecured revolving line of credit and used the proceeds to:

•	acquire Tysons Corner, a 38,000 square foot multi-tenant retail property located in Vienna, Virginia, for a gross purchase price of $31,556; and

•	repay a mortgage payable with a principal balance of $21,684 and an interest rate of 8.00%;

•
closed on the disposition of Hartford Insurance Building, a 97,400 square foot single-user office property located in Maple Grove, Minnesota, for a sales price of $6,015 with an anticipated gain on sale of approximately $860; and

•
closed on the disposition of Rasmussen College, a 26,700 square foot single-user office property located in Brooklyn Park, Minnesota, for a sales price of $4,800 with an anticipated gain on sale of approximately $1,334.

On April 27, 2015, our board of directors declared the cash dividend for the second quarter of 2015 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on June 30, 2015 to preferred shareholders of record at the close of business on June 19, 2015.
On April 27, 2015, our board of directors declared the distribution for the second quarter of 2015 of $0.165625 per share on our outstanding Class A common stock, which will be paid on July 10, 2015 to Class A common shareholders of record at the close of business on June 26, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We may be exposed to interest rate changes primarily as a result of our long-term debt that is used to maintain liquidity and fund our operations. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. To achieve our objectives, we borrow primarily at fixed rates, and in some cases variable rates with the ability to convert to fixed rates.
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
As of March 31, 2015, we had $308,070 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of March 31, 2015 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of unsecured credit facility	$300,000	February 24, 2016	$513
Heritage Towne Crossing	8,070	September 30, 2016	119
	$308,070		$632
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of March 31, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $994.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $141,258 lower than the fair value as of March 31, 2015.
We had $200,222 of variable rate debt, excluding $308,070 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.70% as of March 31, 2015. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of March 31, 2015, interest expense would increase by approximately $2,002 on an annualized basis.
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
Based on management’s evaluation as of March 31, 2015, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, we believe, based on currently available information, that the final outcome of such matters will not have a material effect on our condensed consolidated financial statements.
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended March 31, 2015 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
January 1, 2015 to January 31, 2015	—	$—	N/A	N/A
February 1, 2015 to February 28, 2015	48,400	$16.06	N/A	N/A
March 1, 2015 to March 31, 2015	4,656	$15.73	N/A	N/A
Total	53,056	$16.03	N/A	N/A
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description

4.1
Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc., as issuer, and U.S. Bank National Association, as trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

4.2
First Supplemental Indenture, dated March 12, 2015, by and between Retail Properties of America, Inc., as issuer, and U.S. Bank National Association, as trustee (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

4.3	Form of 4.00% Senior Notes due 2025 (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).
10.1	Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Steven P. Grimes (filed herewith).
10.2	Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Angela M. Aman (filed herewith).
10.3	Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Niall J. Byrne (filed herewith).
10.4	Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Shane C. Garrison (filed herewith).
10.5	Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Dennis K. Holland (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods Ended March 31, 2015 and 2014, (iii) Condensed Consolidated Statements of Equity for the Three-Month Periods Ended March 31, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Three-Month Periods Ended March 31, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	May 5, 2015

By:	/s/ ANGELA M. AMAN

Angela M. Aman
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	May 5, 2015

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Corporate Controller (Principal Accounting Officer)

Date:	May 5, 2015