Form 10-Q
period 2015-06-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2015-08-05
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of July 31, 2015:
Class A common stock:    237,222,752 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	June 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$1,308,227	$1,195,369
Building and other improvements	4,584,542	4,442,446
Developments in progress	41,139	42,561
	5,933,908	5,680,376
Less accumulated depreciation	(1,419,065)	(1,365,471)
Net investment properties	4,514,843	4,314,905
Cash and cash equivalents	84,701	112,292
Accounts and notes receivable (net of allowances of $8,215 and $7,497, respectively)	76,192	86,013
Acquired lease intangible assets, net	145,368	125,490
Assets associated with investment properties held for sale	20,262	33,640
Other assets, net	102,836	131,520
Total assets	$4,944,202	$4,803,860

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,438,806	$1,634,465
Unsecured notes payable, net	498,851	250,000
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	110,000	—
Accounts payable and accrued expenses	61,340	61,129
Distributions payable	39,291	39,187
Acquired lease intangible liabilities, net	118,801	100,641
Liabilities associated with investment properties held for sale	409	8,203
Other liabilities	72,543	70,860
Total liabilities	2,790,041	2,614,485

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of June 30, 2015 and December 31, 2014; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,227 and 236,602 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	237	237
Additional paid-in capital	4,927,188	4,922,864
Accumulated distributions in excess of earnings	(2,774,228)	(2,734,688)
Accumulated other comprehensive loss	(535)	(537)
Total shareholders’ equity	2,152,667	2,187,881
Noncontrolling interests	1,494	1,494
Total equity	2,154,161	2,189,375
Total liabilities and equity	$4,944,202	$4,803,860

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues
Rental income	$119,022	$117,419	$238,810	$234,950
Tenant recovery income	29,416	27,108	60,716	56,856
Other property income	2,450	1,919	4,559	3,831
Total revenues	150,888	146,446	304,085	295,637

Expenses
Property operating expenses	23,153	22,142	48,848	48,668
Real estate taxes	20,486	19,067	40,996	37,481
Depreciation and amortization	55,798	55,061	110,474	108,891
Provision for impairment of investment properties	3,944	5,400	3,944	5,794
General and administrative expenses	14,018	7,362	25,010	15,812
Total expenses	117,399	109,032	229,272	216,646

Operating income	33,489	37,414	74,813	78,991

Gain on extinguishment of other liabilities	—	—	—	4,258
Equity in loss of unconsolidated joint ventures, net	—	(433)	—	(1,211)
Gain on change in control of investment properties	—	24,158	—	24,158
Interest expense	(36,140)	(31,873)	(70,185)	(63,736)
Other (expense) income, net	(306)	250	919	677
(Loss) income from continuing operations	(2,957)	29,516	5,547	43,137

Discontinued operations:
Loss, net	—	—	—	(148)
Gain on sales of investment properties	—	—	—	655
Income from discontinued operations	—	—	—	507
Gain on sales of investment properties	33,641	527	38,213	527
Net income	30,684	30,043	43,760	44,171
Net income attributable to the Company	30,684	30,043	43,760	44,171
Preferred stock dividends	(2,363)	(2,363)	(4,725)	(4,725)
Net income attributable to common shareholders	$28,321	$27,680	$39,035	$39,446

Earnings per common share — basic and diluted:
Continuing operations	$0.12	$0.12	$0.16	$0.17
Discontinued operations	—	—	—	—
Net income per common share attributable to common shareholders	$0.12	$0.12	$0.16	$0.17

Net income	$30,684	$30,043	$43,760	$44,171
Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments (Note 9)	97	(137)	2	(155)
Comprehensive income attributable to the Company	$30,781	$29,906	$43,762	$44,016

Weighted average number of common shares outstanding — basic	236,354	236,176	236,302	236,164

Weighted average number of common shares outstanding — diluted	236,356	236,179	236,305	236,166

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	5,400	$5	236,302	$236	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	44,171	—	44,171	—	44,171
Other comprehensive loss	—	—	—	—	—	—	(155)	(155)	—	(155)
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(78,368)	—	(78,368)	—	(78,368)
Issuance of common stock, net of offering costs	—	—	—	—	(78)	—	—	(78)	—	(78)
Issuance of restricted shares	—	—	303	1	—	—	—	1	—	1
Stock-based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(5)	—	1,505	—	—	1,505	—	1,505
Balance as of June 30, 2014	5,400	$5	236,600	$237	$4,921,060	$(2,650,718)	$(893)	$2,269,691	$1,494	$2,271,185

Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	43,760	—	43,760	—	43,760
Other comprehensive income	—	—	—	—	—	—	2	2	—	2
Distributions declared to preferred shareholders ($0.875 per share)	—	—	—	—	—	(4,725)	—	(4,725)	—	(4,725)
Distributions declared to common shareholders ($0.33125 per share)	—	—	—	—	—	(78,575)	—	(78,575)	—	(78,575)
Issuance of common stock, net of offering costs	—	—	—	—	(79)	—	—	(79)	—	(79)
Issuance of restricted shares	—	—	737	—	—	—	—	—	—	—
Stock-based compensation expense, net of shares withheld for employee taxes and forfeitures	—	—	(112)	—	4,403	—	—	4,403	—	4,403
Balance as of June 30, 2015	5,400	$5	237,227	$237	$4,927,188	$(2,774,228)	$(535)	$2,152,667	$1,494	$2,154,161

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$43,760	$44,171
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	110,474	108,891
Provision for impairment of investment properties	3,944	5,794
Gain on sales of investment properties	(38,213)	(1,182)
Gain on extinguishment of other liabilities	—	(4,258)
Gain on change in control of investment properties	—	(24,158)
Amortization of loan fees and debt premium and discount, net	2,040	2,916
Amortization of stock-based compensation	6,126	1,571
Premium paid in connection with defeasance of mortgages payable	6,288	—
Equity in loss of unconsolidated joint ventures, net	—	1,211
Distributions on investments in unconsolidated joint ventures	—	1,360
Payment of leasing fees and inducements	(3,986)	(4,623)
Changes in accounts receivable, net	11,441	3,011
Changes in accounts payable and accrued expenses, net	(6,816)	(4,125)
Changes in other operating assets and liabilities, net	7,099	(2,047)
Other, net	834	(845)
Net cash provided by operating activities	142,991	127,687

Cash flows from investing activities:
Changes in restricted escrows, net	21,699	651
Purchase of investment properties	(382,016)	(152,236)
Capital expenditures and tenant improvements	(23,070)	(20,977)
Proceeds from sales of investment properties	150,699	78,550
Investment in developments in progress	(833)	(2,378)
Investment in unconsolidated joint ventures	—	(25)
Other, net	(25)	—
Net cash used in investing activities	(233,546)	(96,415)

Cash flows from financing activities:
Proceeds from mortgages payable	757	2,905
Principal payments on mortgages payable	(178,546)	(89,089)
Proceeds from unsecured notes payable	248,815	250,000
Proceeds from unsecured credit facility	460,000	255,500
Repayments of unsecured credit facility	(350,000)	(365,500)
Payment of loan fees and deposits, net	(2,233)	(1,522)
Purchase of Treasury securities in connection with defeasance of mortgages payable	(30,840)	—
Distributions paid	(83,196)	(83,044)
Other, net	(1,793)	(144)
Net cash provided by (used in) financing activities	62,964	(30,894)

Net (decrease) increase in cash and cash equivalents	(27,591)	378
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$84,701	$58,568
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2015	2014
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$56,692	$57,204
Distributions payable	$39,291	$39,187
Accrued capital expenditures and tenant improvements	$5,309	$3,518
Accrued leasing fees and inducements	$669	$485
Developments in progress placed in service	$2,288	$4,047
Treasury securities transferred in connection with defeasance of mortgages payable	$30,840	$—
Defeasance of mortgages payable	$24,552	$—

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(375,443)	$(318,666)
Accounts receivable, acquired lease intangible and other assets	(39,641)	(29,163)
Accounts payable, acquired lease intangible and other liabilities	33,068	24,950
Mortgages payable assumed, net	—	146,485
Gain on change in control of investment properties	—	24,158
	$(382,016)	$(152,236)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$111,651	$75,474
Accounts receivable, acquired lease intangible and other assets	2,518	2,396
Accounts payable, acquired lease intangible and other liabilities	(1,715)	(1,044)
Deferred gain	32	542
Gain on sales of investment properties	38,213	1,182
	$150,699	$78,550

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
All share amounts and dollar amounts in this Quarterly Report are stated in thousands with the exception of per share amounts.
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
The Company’s property ownership as of June 30, 2015 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties (b)	209	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.

(b)	Excludes two wholly-owned properties classified as held for sale as of June 30, 2015.
As of June 30, 2015, the Company is the controlling member in one less-than-wholly-owned consolidated entity. The Company is entitled to a preferred return on its capital contributions to the entity. No adjustments to the carrying value of the noncontrolling interests for contributions, distributions or allocation of net income or loss were made during the six months ended June 30, 2015 and 2014.
During the six months ended June 30, 2014, the Company held investments in MS Inland Fund, LLC (MS Inland) and Oak Property & Casualty LLC (Oak), which were unconsolidated joint ventures accounted for under the equity method of accounting. The

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company dissolved MS Inland and terminated its participation in Oak prior to December 31, 2014. The Company recorded net equity in loss of unconsolidated joint ventures of $433 and $1,211 and received net cash distributions of $605 and $1,335 during the three and six months ended June 30, 2014, respectively.
(2)   Summary of Significant Accounting Policies
Refer to the Company’s 2014 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the six months ended June 30, 2015.
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
Effective January 1, 2016 with early adoption permitted, companies will be required to present debt issuance costs related to a recognized debt liability, excluding revolving debt arrangements, as a direct deduction from the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs will not be affected. This pronouncement requires a full retrospective method of adoption and the adoption will result in the reclassification of certain unamortized capitalized loan fees from other assets to a direct reduction of the Company’s indebtedness on the condensed consolidated balance sheets. However, unamortized capitalized loan fees attributable to the Company’s unsecured revolving line of credit will continue to be recorded in other assets as they relate to a revolving debt arrangement.
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
Effective January 1, 2018 with early adoption permitted beginning January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(3)   Acquisitions
The Company closed on the following acquisitions during the six months ended June 30, 2015:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing - Parcel (a)	Dallas	Land	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
				959,600	$390,548

(a)	The Company acquired a parcel located at its Lake Worth Towne Crossing multi-tenant retail operating property.
The Company closed on the following acquisitions during the six months ended June 30, 2014:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	$18,022	$18,022
February 27, 2014	Bed Bath & Beyond Plaza - Fee Interest (a)	Miami	Ground lease interest	—	10,350	10,350
June 5, 2014	MS Inland Portfolio (b)	Various	Multi-tenant retail	1,194,800	292,500	234,000
June 23, 2014	Southlake Town Square - Outparcel (c)	Dallas	Single-user outparcel	8,500	6,369	6,369
				1,256,400	$327,241	$268,741

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

(b)
The Company dissolved its joint venture arrangement with its partner in MS Inland by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (collectively, the MS Inland acquisitions). The Company paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying condensed consolidated statements of operations and other comprehensive income. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with this transaction:

Fair value of the net assets acquired at 100%	$150,802

Fair value of the net assets acquired at 20%	30,160
Carrying value of the Company’s previous investment in the six properties acquired on June 5, 2014	(6,002)
Gain on change in control of investment properties	$24,158

(c)	The Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with the Company prior to the transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Six Months Ended June 30,
	2015	2014
Land	$141,085	$112,804
Building and other improvements	234,358	205,862
Acquired lease intangible assets (a)	38,121	33,568
Acquired lease intangible liabilities (b)	(23,016)	(20,206)
Mortgages payable (c)	—	(146,485)
Net assets acquired (d)	$390,548	$185,543

(a)	The weighted average amortization period for acquired lease intangible assets is 16 years and eight years for acquisitions completed during the six months ended June 30, 2015 and 2014, respectively.

(b)	The weighted average amortization period for acquired lease intangible liabilities is 21 years and 18 years for acquisitions completed during the six months ended June 30, 2015 and 2014, respectively.

(c)	2014 amount includes mortgage premium of $4,787.

(d)	Net assets attributable to the MS Inland acquisitions are presented at 100%.
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $1,198 and $336 for the six months ended June 30, 2015 and 2014, respectively, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $26,185 and $2,704 in total revenues and $4,331 and $190 in net income attributable to common shareholders from the date of acquisition through June 30, 2015 and 2014, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions as they have been accounted for as asset acquisitions.
Subsequent to June 30, 2015, the Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property for a gross purchase price of $8,440. The outparcel was acquired on July 31, 2015 and contains approximately 13,800 square feet. The Company has not completed the allocation of the acquisition date fair value for the outparcel at Southlake Town Square; however, it expects that the purchase price of this outparcel will primarily be allocated to building and acquired lease intangibles.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2015 acquisitions, including the acquisition of the outparcel at Southlake Town Square, were completed as of January 1, 2014, and the 2014 acquisitions were completed as of January 1, 2013. The results of operations associated with the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions have not been included in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The unaudited condensed pro forma financial information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Total revenues	$151,432	$155,863	$306,618	$317,086
Net income	$30,608	$6,186	$43,906	$42,893
Net income attributable to common shareholders	$28,245	$3,823	$39,181	$38,168
Earnings per common share — basic and diluted
Net income per common share attributable to common shareholders	$0.12	$0.02	$0.16	$0.16
Weighted average number of common shares outstanding — basic	236,354	236,176	236,302	236,164
(4)   Dispositions
The Company closed on the following dispositions during the six months ended June 30, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
April 7, 2015	Hartford Insurance Building	Single-user office	97,400	6,015	5,663	860
April 30, 2015	Rasmussen College	Single-user office	26,700	4,800	4,449	1,334
May 15, 2015	Mountain View Plaza	Multi-tenant retail	162,000	28,500	27,949	10,184
June 4, 2015	Massillon Commons	Multi-tenant retail	245,900	12,520	12,145	—
June 5, 2015	Citizen's Property Insurance Building	Single-user office	59,800	3,650	3,368	440
June 17, 2015	Pine Ridge Plaza	Multi-tenant retail	236,500	33,200	31,858	12,938
June 17, 2015	Bison Hollow	Multi-tenant retail	134,800	18,800	18,657	4,061
June 17, 2015	The Village at Quail Springs	Multi-tenant retail	100,400	11,350	11,267	3,824
			1,501,000	$155,118	$150,699	$38,213

(a)	Aggregate proceeds are net of transaction costs.
The Company closed on the following dispositions during the six months ended June 30, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	$9,269	$9,204	$655
Continuing Operations:
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	47,150	46,043	—
May 16, 2014	Beachway Plaza & Cornerstone Plaza (b)	Multi-tenant retail	189,600	24,450	23,292	527
			598,100	71,600	69,335	527

			662,400	$80,869	$78,539	$1,182

(a)	Aggregate proceeds are net of transaction costs and exclude $11 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
The terms of the disposition of Beachway Plaza and Cornerstone Plaza were negotiated as a single transaction. The Company recognized an additional gain on sale of $292 during the fourth quarter of 2014 that was deferred at disposition.

As of June 30, 2015, the Company had entered into contracts to sell Greensburg Commons, a 272,500 square foot multi-tenant retail property located in Greensburg, Indiana and Traveler’s Office Building, a 50,800 square foot single-user office property located in Knoxville, Tennessee. These properties qualified for held for sale accounting treatment upon meeting all applicable GAAP criteria during the quarter ended June 30, 2015, at which time depreciation and amortization were ceased. As such, the assets and liabilities associated with these properties are separately classified as held for sale in the condensed consolidated balance

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

sheet as of June 30, 2015. Promenade at Red Cliff and Aon Hewitt East Campus, both of which were sold during the six months ended June 30, 2015, were classified as held for sale as of December 31, 2014.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

	June 30, 2015	December 31, 2014
Assets
Land, building and other improvements	$26,754	$36,020
Accumulated depreciation	(7,178)	(5,358)
Net investment properties	19,576	30,662
Other assets	686	2,978
Assets associated with investment properties held for sale	$20,262	$33,640

Liabilities
Mortgage payable	$—	$8,075
Other liabilities	409	128
Liabilities associated with investment properties held for sale	$409	$8,203
There was no activity during the six months ended June 30, 2015 related to discontinued operations. The results of operations for the six months ended June 30, 2014 for the investment property accounted for as discontinued operations, Riverpark Phase IIA which was classified as held for sale as of December 31, 2013, were immaterial.
(5)   Compensation Plans
The Company’s 2014 Long-Term Equity Compensation Plan, subject to certain conditions, authorizes the issuance of incentive and non-qualified stock options, restricted stock and restricted stock units, stock appreciation rights and other similar awards as well as cash-based awards to the Company’s employees, non-employee directors, consultants and advisors in connection with compensation and incentive arrangements that may be established by the Company’s board of directors or executive management.
The following table represents a summary of the Company’s unvested restricted shares as of and for the six months ended June 30, 2015:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2015	396	$14.26
Shares granted (a)	737	$15.88
Shares vested	(345)	$14.78
Balance as of June 30, 2015	788	$15.55

(a)	Shares granted vest ratably over periods ranging from seven months to three years in accordance with the terms of applicable award documents.
In addition, during the three months ended June 30, 2015, Performance Restricted Stock Units (RSUs) were granted to the Company’s executives. The following table represents a summary of the Company’s unvested RSUs as of and for the six months ended June 30, 2015:

	Unvested RSUs	Grant Date Fair Value per RSU
Balance as of January 1, 2015	—	$—
RSUs granted (a)	157	$14.10
Balance as of June 30, 2015	157	$14.10

(a)
In 2018, following the performance period which concludes on December 31, 2017, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved, the RSUs will convert into shares of common stock and restricted shares

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the other companies within the NAREIT Shopping Center Index for 2015 through 2017. In 2018, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions include a risk-free interest rate of 0.79%, the Company’s historical common stock performance relative to the other companies within the NAREIT Shopping Center Index and the Company’s common stock dividend yield of 4.24%.
During the three months ended June 30, 2015 and 2014, the Company recorded compensation expense of $4,757 and $981, respectively, related to unvested restricted shares and RSUs. During the six months ended June 30, 2015 and 2014, the Company recorded compensation expense of $6,126 and $1,568, respectively, related to unvested restricted shares and RSUs. As of June 30, 2015, total unrecognized compensation expense related to unvested restricted shares and RSUs was $9,889, which is expected to be amortized over a weighted average term of 1.8 years. Included within the compensation expense recorded during the three and six months ended June 30, 2015 is compensation expense of $1,680 related to the accelerated vesting of 134 restricted shares in conjunction with the departure of the Company’s former Chief Financial Officer and Treasurer. The total fair value of restricted shares vested during the six months ended June 30, 2015 was $5,334.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of June 30, 2015, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase six shares had expired and options to purchase 11 shares had been forfeited. The Company did not grant any options in 2014 or 2015 and did not record any compensation expense related to stock options during the six months ended June 30, 2015. Compensation expense of $1 and $3 related to stock options was recorded during the three and six months ended June 30, 2014.
(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	June 30, 2015			December 31, 2014
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,421,040	5.97%	3.8	$1,616,063	6.03%	4.0
Variable rate construction loan (b)	15,657	2.44%	0.3	14,900	2.44%	0.8
Mortgages payable	1,436,697	5.94%	3.8	1,630,963	5.99%	3.9
Premium, net of accumulated amortization	2,324			3,972
Discount, net of accumulated amortization	(215)			(470)
Mortgages payable, net	$1,438,806			$1,634,465

(a)
Includes $8,017 and $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2015 and December 31, 2014, respectively, and excludes mortgages payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of June 30, 2015 and December 31, 2014, respectively.

(b)	The variable rate construction loan bears interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%.
During the six months ended June 30, 2015, the Company repaid or defeased mortgages payable in the total amount of $194,709 (excluding scheduled principal payments of $8,389 related to amortizing loans). The loans repaid or defeased during the six months ended June 30, 2015 had a weighted average fixed interest rate of 6.47%.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Certain of the Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2015, the Company had guaranteed $8,267 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2015 through September 30, 2016 (see Note 14 to the condensed consolidated financial statements). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of June 30, 2015, the most significant cross-collateralized pool of mortgages was the IW JV 2009, LLC portfolio in the amount of $443,946, which is cross-collateralized by 51 properties.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of June 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after June 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$229,667	$67,014	$320,341	$11,565	$486,705	$305,748	$1,421,040
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	229,667	67,014	320,341	311,565	486,705	805,748	2,221,040

Variable rate debt:
Construction loan	15,657	—	—	—	—	—	15,657
Unsecured credit facility	—	—	110,000	150,000	—	—	260,000
Total variable rate debt	15,657	—	110,000	150,000	—	—	275,657
Total debt (d)	$245,324	$67,014	$430,341	$461,565	$486,705	$805,748	$2,496,697

Weighted average interest rate on debt:
Fixed rate debt	5.21%	5.03%	5.52%	2.17%	7.50%	4.42%	5.04%
Variable rate debt (e)	2.44%	—	1.69%	1.64%	—	—	1.71%
Total	5.03%	5.03%	4.54%	2.00%	7.50%	4.42%	4.67%

(a)
Includes $8,017 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2015. Excludes mortgage premium of $2,324 and discount of $(215), net of accumulated amortization, which was outstanding as of June 30, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,149), net of accumulated amortization, which was outstanding as of June 30, 2015.

(d)	As of June 30, 2015, the weighted average years to maturity of consolidated indebtedness was 4.5 years.

(e)	Represents interest rates as of June 30, 2015.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unsecured notes payable as of June 30, 2015:

Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes - 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%
Senior notes - 4.58% Series B due 2024	June 30, 2024	150,000	4.58%
Senior notes - 4.00% due 2025	March 15, 2025	250,000	4.00%
		500,000	4.20%
Discount, net of accumulated amortization		(1,149)
	Total	$498,851
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
As of June 30, 2015, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
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
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of June 30, 2015, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the Company’s Unsecured Credit Facility:

		June 30, 2015		December 31, 2014
Unsecured Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.64%	150,000	1.62%
Revolving line of credit - variable rate	May 12, 2017 (b)	110,000	1.69%	—	1.67%
	Total	$560,000	1.84%	$450,000	1.87%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of June 30, 2015 and December 31, 2014.

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
As of June 30, 2015, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $523 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Interest rate swaps	2	2	$308,017	$308,124
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$539	$562
The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss (Gain) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,		Three Months Ended June 30,	Six Months Ended June 30,
2015	$196	$582	Interest expense	$293	$584	Other (expense) income, net	$4	$(21)
2014	$432	$741	Interest expense	$295	$586	Other (expense) income, net	$—	$(13)

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
The Company did not sell any shares under its ATM equity program during the six months ended June 30, 2015 and 2014.
As of June 30, 2015, the Company had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(11) Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Numerator:
(Loss) income from continuing operations	$(2,957)		$29,516		$5,547		$43,137
Gain on sales of investment properties	33,641		527		38,213		527
Preferred stock dividends	(2,363)		(2,363)		(4,725)		(4,725)
Income from continuing operations attributable to common shareholders	28,321		27,680		39,035		38,939
Income from discontinued operations	—		—		—		507
Net income attributable to common shareholders	28,321		27,680		39,035		39,446
Distributions paid on unvested restricted shares	(144)		(69)		(210)		(94)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$28,177		$27,611		$38,825		$39,352

Denominator:
Denominator for earnings per common share — basic:
Weighted average number of common shares outstanding	236,354	(a)	236,176	(b)	236,302	(a)	236,164	(b)
Effect of dilutive securities:
Stock options	2	(c)	3	(c)	3	(c)	2	(c)
RSUs	—	(d)	—		—	(d)	—
Denominator for earnings per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,356		236,179		236,305		236,166

(a)
Excludes 788 shares of unvested restricted common stock, which equate to 851 and 731 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2015. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 397 shares of unvested restricted common stock, which equate to 399 and 331 shares, respectively, on a weighted average basis for the three and six months ended June 30, 2014. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 64 and 77 shares of common stock as of June 30, 2015 and 2014, respectively, at a weighted average exercise price of $19.28 and $19.05, respectively. Of these totals, outstanding options to purchase 54 and 63 shares of common stock as of June 30, 2015 and 2014, respectively, at a weighted average exercise price of $20.69 and $20.68, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(d)
There were 157 RSUs outstanding as of June 30, 2015 (see Note 5 to the condensed consolidated financial statements). These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period were the end of the contingency period. Assuming June 30, 2015 was the end of the contingency period, none of these contingently issuable shares would be outstanding.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Provision for Impairment of Investment Properties
The investment property impairment charges recorded by the Company during the six months ended June 30, 2015 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Massillon Commons (a)	Multi-tenant retail	June 4, 2015	245,900	$2,289
Traveler’s Office Building (b)	Single-user office	June 30, 2015	50,800	1,655
				$3,944
	Estimated fair value of impaired properties as of impairment date			$17,970

(a)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract for the property, which was sold on June 4, 2015.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property is classified as held for sale as of June 30, 2015 and was sold on July 30, 2015.

As of June 30, 2015 and 2014, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of June 30, 2015 and 2014:

	June 30, 2015		June 30, 2014
Number of properties for which indicators of impairment were identified	6		8	(a)
Less: number of properties for which an impairment charge was recorded	1	(b)	1
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was considered necessary	1		1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	4		6

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	53%		22%

(a)	Includes five properties which were subsequently sold or classified as held for sale as of June 30, 2015.

(b)	Traveler’s Office Building was classified as held for sale as of June 30, 2015.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The investment property impairment charges recorded by the Company during the six months ended June 30, 2014 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center (b)	Multi-tenant retail	June 30, 2014	107,200	5,400
				$5,794
	Estimated fair value of impaired properties as of impairment date			$57,650

(a)	The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract for this property, which was sold on April 1, 2014.

(b)
An impairment charge was recorded on June 30, 2014 based upon the terms of a bona fide purchase offer and additional impairment was recognized on September 30, 2014 pursuant to the terms and conditions of an executed sales contract. The property was sold on October 2, 2014.

The Company can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,438,806	$1,537,338	$1,634,465	$1,749,671
Unsecured notes payable, net	$498,851	$502,704	$250,000	$258,360
Unsecured credit facility	$560,000	$562,243	$450,000	$451,502
Derivative liability	$539	$539	$562	$562
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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2015
Derivative liability	$—	$539	$—	$539

December 31, 2014
Derivative liability	$—	$562	$—	$562
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nonrecurring Fair Value Measurements
The following table presents the Company’s assets measured at fair value on a nonrecurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level within the fair value hierarchy in which those measurements fall. The table includes information related to properties remeasured to fair value during the six months ended June 30, 2015 and the year ended December 31, 2014, except for those properties sold prior to June 30, 2015 and December 31, 2014, respectively. Methods and assumptions used to estimate the fair value of these assets are described after the table.

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment (a)
June 30, 2015
Investment properties - held for sale (b)	$—	$5,450	$—		$5,450	$1,655

December 31, 2014
Investment properties	$—	$—	$86,500	(c)	$86,500	$59,352
Investment properties - held for sale (d)	$—	$17,233	$—		$17,233	$563

(a)	Excludes impairment charges recorded on investment properties sold prior to June 30, 2015 and December 31, 2014, respectively.

(b)
Represents an impairment charge recorded during the three months ended June 30, 2015 for Traveler’s Office Building, which was classified as held for sale as of June 30, 2015. Such charge, calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The estimated transaction costs totaling $154 are not reflected as a reduction to the fair value disclosed in the table above, but were included in the calculation of the impairment charge.

(c)
Represents the fair values of the Company’s Shaw’s Supermarket, The Gateway, Hartford Insurance Building and Citizen’s Property Insurance Building investment properties. The estimated fair values of Shaw’s Supermarket and The Gateway of $3,100 and $75,400, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following were the key Level 3 inputs used in estimating the fair value of Shaw’s Supermarket and The Gateway as of September 30, 2014, the date the assets were measured at fair value.

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

(d)
Represents an impairment charge recorded during the three months ended December 31, 2014 for Aon Hewitt East Campus, which was classified as held for sale as of December 31, 2014. Such charge, calculated as the expected sales price from the executed sales contract less estimated transaction costs as compared to the Company’s carrying value of its investment, was determined to be a Level 2 input. The estimated transaction costs totaling $738 are not reflected as a reduction to the fair value disclosed in the table above, but were included in the calculation of the impairment charge.

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

	Fair Value
	Level 1	Level 2	Level 3	Total
June 30, 2015
Mortgages payable, net	$—	$—	$1,537,338	$1,537,338
Unsecured notes payable, net	$244,690	$—	$258,014	$502,704
Unsecured credit facility	$—	$—	$562,243	$562,243

December 31, 2014
Mortgages payable, net	$—	$—	$1,749,671	$1,749,671
Unsecured notes payable	$—	$—	$258,360	$258,360
Unsecured credit facility	$—	$—	$451,502	$451,502
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 5.6% and 2.2% to 4.0% as of June 30, 2015 and December 31, 2014, respectively.
Unsecured notes payable, net: The quoted market price as of June 30, 2015 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 3.95% and 3.97% as of June 30, 2015 and December 31, 2014, respectively.
Unsecured Credit Facility:  The Company estimates the fair value of its Unsecured Credit Facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.30% and 1.35% for the unsecured term loan as of June 30, 2015 and December 31, 2014, respectively, and 1.35% for the unsecured revolving line of credit as of June 30, 2015. There were no amounts drawn on the unsecured revolving line of credit as of December 31, 2014.
There were no transfers between the levels of the fair value hierarchy during the six months ended June 30, 2015.
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
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of June 30, 2015, the Company has guaranteed $8,267 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2015 through September 30, 2016.

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
(16) Subsequent Events
Subsequent to June 30, 2015, the Company:

•
repaid $20,000, net of borrowings, on its unsecured revolving line of credit and repaid mortgages payable with an aggregate principal balance of $54,178 and a weighted average interest rate of 5.92% using proceeds from dispositions;

•	closed on the following dispositions:

•
Greensburg Commons, a 272,500 square foot multi-tenant retail property located in Greensburg, Indiana, which was classified as held for sale as of June 30, 2015, for a sales price of $18,400 with an anticipated gain on sale of approximately $2,810;

•
Arvada Connection and Arvada Marketplace, a 367,500 square foot multi-tenant retail property located in Arvada, Colorado, for a sales price of $54,900 with an anticipated gain on sale of approximately $20,208; and

•
Traveler’s Office Building, a 50,800 square foot single-user office property located in Knoxville, Tennessee, which was classified as held for sale as of June 30, 2015, for a sales price of $4,841 with no significant gain or loss on sale due to impairment charges previously recognized.

•
closed on the acquisition of a 13,800 square foot single-user outparcel located at Southlake Town Square, its existing multi-tenant retail operating property located in Southlake, Texas, for a gross purchase price of $8,440.

On July 28, 2015, the Company’s board of directors (Board) appointed Heath R. Fear to serve as the Company’s Chief Financial Officer and Treasurer, effective August 17, 2015.
On July 28, 2015, the Board appointed Julie M. Swinehart as Senior Vice President and Chief Accounting Officer of the Company, effective immediately. Ms. Swinehart has held the position of Senior Vice President and Corporate Controller of the Company since April 2013 and has served as the Company’s principal accounting officer since May 2013.
On July 28, 2015, the Board increased the number of directors comprising the Board from eight to nine and appointed Bonnie S. Biumi as a Director of the Company, effective immediately, to serve until the Company’s 2016 annual meeting of stockholders.
On July 28, 2015, the Board declared the cash dividend for the third quarter of 2015 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2015 to preferred shareholders of record at the close of business on September 18, 2015.
On July 28, 2015, the Board declared the distribution for the third quarter of 2015 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on October 9, 2015 to Class A common shareholders of record at the close of business on September 25, 2015.

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
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of June 30, 2015, we owned 208 retail operating properties representing 30,334,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes power centers, neighborhood and community centers, and lifestyle centers and predominantly multi-tenant retail mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio, including our office properties, as of June 30, 2015:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	58	14,183	94.5%	95.7%
Neighborhood and community centers	89	10,607	91.1%	93.5%
Lifestyle centers and mixed-use properties	11	4,186	88.7%	90.2%
Total multi-tenant retail	158	28,976	92.4%	94.1%
Single-user retail	50	1,358	100.0%	100.0%
Total retail operating portfolio	208	30,334	92.8%	94.4%
Office	1	895	100.0%	100.0%
Total operating portfolio (b)	209	31,229	93.0%	94.5%

(a)	Includes leases signed but not commenced.

(b)	Excludes one multi-tenant retail operating property and one single-user office property classified as held for sale as of June 30, 2015.
In addition to our operating portfolio, as of June 30, 2015, we held interests in three retail development properties, one of which is currently under active development and held in a consolidated joint venture.

Company Highlights — Six Months Ended June 30, 2015
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the six months ended June 30, 2015. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	181	1,016	$17.82	$16.78	6.2%	4.73	$1.40
Comparable New Leases	28	115	$21.23	$17.22	23.3%	8.03	$28.66
Non-Comparable New and Renewal Leases (b)	72	416	$18.90	n/a	n/a	8.62	$29.51
Total	281	1,547	$18.16	$16.83	7.9%	6.09	$11.10

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

During the six months ended June 30, 2015, our leasing activity consisted of 281 new and renewal leases signed for a total of approximately 1,547,000 square feet and a renewal rate of 65.9%. We continued experiencing the impact of various strategic remerchandising efforts during the six months ended June 30, 2015 with 10 of the 15 anticipated anchor spaces vacating during the period representing approximately 399,000 square feet. Leases have been signed on five of the 15 locations representing approximately 146,000 square feet. Overall, rental rates on comparable new leases signed during 2015 increased approximately 23.3% and rental rates on comparable renewal leases signed during 2015 increased approximately 6.2% over previous rental rates, for a combined comparable re-leasing spread of approximately 7.9% for the six months ended June 30, 2015.
We anticipate ongoing volatility in our reported metrics for new leases on a quarterly basis throughout the remainder of 2015 as we continue to execute on our strategic remerchandising opportunities across the portfolio, while we expect our reported activity for renewal leases to be consistent with prior quarters. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we anticipate that a greater proportion of our new leasing activity in the second half of 2015 will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
Acquisitions
During the first half of 2015, we continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. We acquired six multi-tenant retail operating properties and one parcel at an existing wholly-owned multi-tenant retail operating property for a total purchase price of $390,548 during the six months ended June 30, 2015, as detailed below.
We acquired the following four multi-tenant retail properties located in the Washington, D.C. metropolitan statistical area (MSA): the retail portion of Downtown Crown, a 258,000 square foot lifestyle center for a purchase price of $162,785; Merrifield Town Center, an 84,900 square foot lifestyle center for a purchase price of $56,500; Fort Evans Plaza II, a 228,900 square foot power center for a purchase price of $65,000; and Tysons Corner, a 37,700 square foot community center for a purchase price of $31,556. We acquired Cedar Park Town Center, a 179,300 square foot community center located in the Austin MSA for a purchase price of $39,057 and Woodinville Plaza, a 170,800 square foot community center located in the Seattle MSA for a purchase price of $35,250. In addition, we acquired a land parcel at Lake Worth Towne Crossing, one of our existing multi-tenant retail operating properties located in the Dallas MSA, for a purchase price of $400.
In total for 2015, we now expect to acquire approximately $450,000 to $475,000 of strategic acquisitions in our target markets.
Dispositions
During the six months ended June 30, 2015, we continued to pursue targeted dispositions of select non-strategic and non-core properties. Consideration from dispositions totaled $155,118 and included the sale of six multi-tenant retail operating properties aggregating 974,100 square feet for total consideration of $123,420 and four single-user office properties aggregating 526,900 square feet for total consideration of $31,698.

In total for 2015, we now expect to dispose of approximately $500,000 to $550,000 of non-strategic and non-core properties.
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
Additionally, during the first half of 2015, we continued to enhance our balance sheet flexibility by repaying or defeasing mortgage debt, including certain longer dated maturities, in amounts totaling $194,709 (excluding scheduled principal payments of $8,389 related to amortizing loans). We also borrowed $110,000, net of repayments, on our unsecured revolving line of credit.
Distributions
We declared quarterly distributions totaling $0.875 per share of preferred stock and quarterly distributions totaling $0.33125 per share of common stock during the six months ended June 30, 2015.
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
Comparison of the Three Months Ended June 30, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the three months ended June 30, 2015, our same store portfolio consisted of 193 operating properties acquired or placed in service and stabilized prior to April 1, 2014. The number of properties in our same store portfolio decreased to 193 as of June 30, 2015 from 201 as of March 31, 2015 as a result of the following:

•	the removal of seven same store investment properties sold during the three months ended June 30, 2015; and

•	the removal of two same store investment properties classified as held for sale as of June 30, 2015;
partially offset by

•	the addition of one investment property acquired during the first quarter of 2014.
The sale of Hartford Insurance Building on April 7, 2015 did not impact the number of same store properties as it was classified as held for sale as of March 31, 2015.
The properties and financial results reported in “Other investment properties” primarily include the properties acquired after March 31, 2014, our development properties, two properties where we have begun activities in anticipation of future redevelopment, one property that was impaired below its debt balance during 2014 and the investment properties that were sold or held for sale in 2014 and 2015 that did not qualify for discontinued operations treatment. In addition, the financial results reported in “Other investment properties” for the three months ended June 30, 2015 include the net income from our wholly-owned captive insurance company, which was formed on December 1, 2014, and the financial results reported in “Other investment properties” for the three months ended June 30, 2014 include the historical intercompany expense elimination related to our former insurance captive unconsolidated joint venture investment, in which we terminated our participation effective December 1, 2014. For the three months ended June 30, 2014, the historical captive insurance expense related to our portfolio was recorded in equity in loss of unconsolidated joint ventures, net.

	Three Months Ended June 30,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (193 properties):
Rental income	$101,612	$99,250	$2,362	2.4
Tenant recovery income	24,436	23,503	933	4.0
Other property income	1,009	845	164	19.4
Other investment properties:
Rental income	16,581	16,837	(256)
Tenant recovery income	4,980	3,605	1,375
Other property income	1,108	1,071	37
Operating expenses:
Same store investment properties (193 properties):
Property operating expenses	(18,050)	(18,156)	106	0.6
Real estate taxes	(17,217)	(16,554)	(663)	(4.0)
Other investment properties:
Property operating expenses	(4,311)	(3,195)	(1,116)
Real estate taxes	(3,269)	(2,513)	(756)
NOI from continuing operations:
Same store investment properties	91,790	88,888	2,902	3.3
Other investment properties	15,089	15,805	(716)
Total NOI from continuing operations	106,879	104,693	2,186	2.1

Other income (expense):
Straight-line rental income, net	630	1,161	(531)
Amortization of acquired above and below market lease intangibles, net	390	370	20
Amortization of lease inducements	(191)	(199)	8
Lease termination fees	333	28	305
Straight-line ground rent expense	(932)	(956)	24
Amortization of acquired ground lease intangibles	140	140	—
Depreciation and amortization	(55,798)	(55,061)	(737)
Provision for impairment of investment properties	(3,944)	(5,400)	1,456
General and administrative expenses	(14,018)	(7,362)	(6,656)
Equity in loss of unconsolidated joint ventures, net	—	(433)	433
Gain on change in control of investment properties	—	24,158	(24,158)
Interest expense	(36,140)	(31,873)	(4,267)
Other (expense) income, net	(306)	250	(556)
Total other expense	(109,836)	(75,177)	(34,659)

(Loss) income from continuing operations	(2,957)	29,516	(32,473)
Gain on sales of investment properties	33,641	527	33,114
Net income	30,684	30,043	641
Net income attributable to the Company	30,684	30,043	641
Preferred stock dividends	(2,363)	(2,363)	—
Net income attributable to common shareholders	$28,321	$27,680	$641
Same store NOI increased $2,902, or 3.3%, primarily due to the following:

•	rental income increased $2,362 primarily due to increases of $949 from contractual rent changes, $596 from re-leasing spreads and $572 from occupancy growth; and

•
total operating expenses, net of tenant recovery income, decreased $376 primarily as a result of negative tenant recovery income adjustments from the real estate tax reconciliation process in 2014, which did not reoccur in 2015, and a decrease in certain non-recoverable property operating expenses, partially offset by an increase in certain recoverable property operating expenses, real estate taxes and bad debt expense.

Refer to the same store NOI paragraph in the comparison of the six months ended June 30, 2015 and 2014 table for a discussion of our same store NOI growth expectation for the remainder of 2015.

Total NOI increased $2,186, or 2.1%, due to an increase of $2,902 from the same store portfolio described above, partially offset by a decrease from “Other investment properties.”
Other income (expense). This category increased $34,659, or 46.1%, primarily due to:

•
a $24,158 gain on change in control of investment properties recognized during the three months ended June 30, 2014 associated with the dissolution of our MS Inland unconsolidated joint venture (see Note 3 to the accompanying condensed consolidated financial statements). No such gain was recorded during the three months ended June 30, 2015;

•
a $6,656 increase in general and administrative expenses primarily consisting of executive separation charges of $3,537 and an increase in compensation expense, including bonuses and amortization of restricted stock awards, of $2,968; and

•	a $4,267 increase in interest expense primarily consisting of:

•	a $5,248 increase in interest on our unsecured notes payable, which were issued in June 2014 and March 2015; and

•	a $2,334 increase in prepayment penalties and defeasance premiums;
partially offset by

•	a $3,055 decrease in interest on mortgages payable and our Unsecured Credit Facility due to the repayment of mortgage debt and lower average balances on our unsecured revolving line of credit; and

•
a $522 increase in the amortization of mortgage premium resulting from the assumption of mortgages payable in connection with the dissolution of our MS Inland unconsolidated joint venture during the second quarter of 2014.

Comparison of the Six Months Ended June 30, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the six months ended June 30, 2015, our same store portfolio consisted of 192 operating properties acquired or placed in service and stabilized prior to January 1, 2014. The number of properties in our same store portfolio decreased to 192 as of June 30, 2015 from 201 as of March 31, 2015. Refer to the lead-in paragraph to the comparison of the three months ended June 30, 2015 and 2014 table for an explanation of the change in the number of properties in our same store portfolio; however, the addition of one investment property acquired during the first quarter of 2014 to the same store portfolio for the three months ended June 30, 2015 is not applicable to the same store portfolio for the six months ended June 30, 2015. In addition, “Other investment properties” for the six months ended June 30, 2015 and 2014 includes the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during the first quarter of 2014.

	Six Months Ended June 30,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (192 properties):
Rental income	$203,137	$197,636	$5,501	2.8
Tenant recovery income	50,568	48,978	1,590	3.2
Other property income	2,050	1,674	376	22.5
Other investment properties:
Rental income	33,570	33,685	(115)
Tenant recovery income	10,148	7,878	2,270
Other property income	2,042	2,024	18
Operating expenses:
Same store investment properties (192 properties):
Property operating expenses	(37,906)	(39,503)	1,597	4.0
Real estate taxes	(34,485)	(32,735)	(1,750)	(5.3)
Other investment properties:
Property operating expenses	(9,356)	(7,467)	(1,889)
Real estate taxes	(6,511)	(4,746)	(1,765)
NOI from continuing operations:
Same store investment properties	183,364	176,050	7,314	4.2
Other investment properties	29,893	31,374	(1,481)
Total NOI from continuing operations	213,257	207,424	5,833	2.8

Other income (expense):
Straight-line rental income, net	1,642	3,104	(1,462)
Amortization of acquired above and below market lease intangibles, net	841	882	(41)
Amortization of lease inducements	(380)	(357)	(23)
Lease termination fees	467	133	334
Straight-line ground rent expense	(1,866)	(1,978)	112
Amortization of acquired ground lease intangibles	280	280	—
Depreciation and amortization	(110,474)	(108,891)	(1,583)
Provision for impairment of investment properties	(3,944)	(5,794)	1,850
General and administrative expenses	(25,010)	(15,812)	(9,198)
Gain on extinguishment of other liabilities	—	4,258	(4,258)
Equity in loss of unconsolidated joint ventures, net	—	(1,211)	1,211
Gain on change in control of investment properties	—	24,158	(24,158)
Interest expense	(70,185)	(63,736)	(6,449)
Other income, net	919	677	242
Total other expense	(207,710)	(164,287)	(43,423)

Income from continuing operations	5,547	43,137	(37,590)
Discontinued operations:
Loss, net	—	(148)	148
Gain on sales of investment properties	—	655	(655)
Income from discontinued operations	—	507	(507)
Gain on sales of investment properties	38,213	527	37,686
Net income	43,760	44,171	(411)
Net income attributable to the Company	43,760	44,171	(411)
Preferred stock dividends	(4,725)	(4,725)	—
Net income attributable to common shareholders	$39,035	$39,446	$(411)
Same store NOI increased $7,314, or 4.2%, primarily due to the following:

•	rental income increased $5,501 primarily due to increases of $2,234 from occupancy growth, $1,892 from contractual rent increases and $1,250 from re-leasing spreads; and

•
total operating expenses, net of tenant recovery income, decreased $1,437 primarily as a result of a decrease in certain non-recoverable property operating expenses and negative tenant recovery income adjustments from the real estate tax reconciliation process in 2014, which did not reoccur in 2015, partially offset by an increase in bad debt expense and real estate taxes.

We expect same store NOI growth to continue to moderate throughout the remainder of 2015, in part due to anticipated strategic remerchandising efforts at some of our same store properties as well as more difficult period-over-period comparable results from 2014.
Total NOI increased $5,833, or 2.8%, due to an increase of $7,314 from the same store portfolio described above, partially offset by a decrease from “Other investment properties.”
Other income (expense). This category increased $43,423, or 26.4%, primarily due to:

•
a $24,158 gain on change in control of investment properties recognized during the six months ended June 30, 2014 associated with the dissolution of our MS Inland unconsolidated joint venture (see Note 3 to the accompanying condensed consolidated financial statements). No such gain was recorded during the six months ended June 30, 2015;

•
a $9,198 increase in general and administrative expenses primarily consisting of an increase in compensation expense, including bonuses and amortization of restricted stock awards, of $5,377 and executive separation charges of $3,537;

•	a $6,449 increase in interest expense primarily consisting of:

•	an $8,551 increase in interest on our unsecured notes payable, which were issued in June 2014 and March 2015; and

•	a $3,415 increase in prepayment penalties and defeasance premiums;
partially offset by

•	a $4,680 decrease in interest on mortgages payable and our Unsecured Credit Facility due to the repayment of mortgage debt and lower average balances on our unsecured revolving line of credit; and

•
a $1,131 increase in the amortization of mortgage premium resulting from the assumption of mortgages payable in connection with the dissolution of our MS Inland unconsolidated joint venture during the second quarter of 2014; and

•
a $4,258 gain on extinguishment of other liabilities recognized during the six months ended June 30, 2014 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease.

Discontinued operations. No discontinued operations were reported for the six months ended June 30, 2015. Discontinued operations for the six months ended June 30, 2014 consists of one property, Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013, and therefore qualified for discontinued operations treatment under the previous standard, and was sold on March 11, 2014.
Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a performance measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate, including amounts from continuing and discontinued operations as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, our real estate operating portfolio. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, actual or anticipated settlement of litigation involving the Company, executive separation charges and impairment charges to write down the carrying value of assets other than depreciable real estate, which are otherwise excluded from our calculation of FFO attributable to common shareholders.

We believe that FFO attributable to common shareholders and Operating FFO attributable to common shareholders, which are non-GAAP performance measures, provide additional and useful means to assess the operating performance of REITs. Neither FFO attributable to common shareholders nor Operating FFO attributable to common shareholders represent alternatives to “Net Income” as an indicator of our performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further, comparison of our presentation of Operating FFO attributable to common shareholders to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO attributable to common shareholders and Operating FFO attributable to common shareholders are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common shareholders	$28,321	$27,680	$39,035	$39,446
Depreciation and amortization	55,523	55,357	109,924	109,600
Provision for impairment of investment properties	3,944	5,400	3,944	5,794
Gain on sales of investment properties (a)	(33,641)	(24,685)	(38,213)	(25,340)
FFO attributable to common shareholders	$54,147	$63,752	$114,690	$129,500

Impact on earnings from the early extinguishment of debt, net	4,231	1,951	7,017	3,631
Provision for hedge ineffectiveness	4	—	(21)	(13)
Gain on extinguishment of other liabilities	—	—	—	(4,258)
Executive separation charges (b)	3,537	—	3,537	—
Other (c)	—	(11)	(1,000)	(126)
Operating FFO attributable to common shareholders	$61,919	$65,692	$124,223	$128,734

(a)
Results for the three and six months ended June 30, 2014 include the gain on change in control of investment properties of $24,158 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our MS Inland unconsolidated joint venture on June 5, 2014.

(b)	Included in “General and administrative expenses” in the condensed consolidated statements of operations and other comprehensive income.

(c)	Consists of settlement and easement proceeds, which are included in “Other income, net” in the condensed consolidated statements of operations and other comprehensive income.
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured revolving line of credit and our unsecured term loan (collectively, the Unsecured Credit Facility) and unsecured notes.
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
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities which we have accomplished through a combination of the repayment and refinancing of maturing debt. We have funded debt repayments primarily through asset dispositions and capital markets transactions, including public offerings of our common and preferred stock and private and public offerings of senior unsecured notes. As of June 30, 2015, we had $245,324 of debt scheduled to mature through the end of 2015, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of June 30, 2015:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,421,040	5.97%	Various	3.8 years
Variable rate construction loan	15,657	2.44%	November 2, 2015	0.3 years
Total mortgages payable	1,436,697	5.94%		3.8 years
Premium, net of accumulated amortization	2,324
Discount, net of accumulated amortization	(215)
Total mortgages payable, net	1,438,806
Unsecured notes payable:
Senior notes - 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	6.0 years
Senior notes - 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	9.0 years
Senior notes - 4.00% due 2025	250,000	4.00%	March 15, 2025	9.7 years
Subtotal	500,000	4.20%		8.8 years
Discount, net of accumulated amortization	(1,149)
Total unsecured notes payable, net	498,851
Unsecured credit facility:
Fixed rate portion of term loan (b)	300,000	1.99%	May 11, 2018	2.9 years
Variable rate portion of term loan	150,000	1.64%	May 11, 2018	2.9 years
Variable rate revolving line of credit (c)	110,000	1.69%	May 12, 2017	1.9 years
Total unsecured credit facility	560,000	1.84%		2.7 years

Total consolidated indebtedness, net	$2,497,657	4.67%		4.5 years

(a)	Includes $8,017 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2015.

(b)
Reflects $300,000 of variable rate debt that matures in May 2018 and is swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 2016. The applicable margin was 1.45% as of June 30, 2015.

(c)
We have a one year extension option on the unsecured revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended.

Mortgages Payable
During the six months ended June 30, 2015, we repaid or defeased mortgages payable in the total amount of $194,709 (excluding scheduled principal payments of $8,389 related to amortizing loans). The loans repaid or defeased during the six months ended June 30, 2015 had a weighted average fixed interest rate of 6.47%.
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

As of June 30, 2015, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.
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
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of June 30, 2015, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of June 30, 2015, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of June 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of June 30, 2015. The table does not reflect the impact of any debt activity that occurred after June 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$229,667	$67,014	$320,341	$11,565	$486,705	$305,748	$1,421,040	$1,521,681
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000	301,287
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	502,704
Total fixed rate debt	229,667	67,014	320,341	311,565	486,705	805,748	2,221,040	2,325,672

Variable rate debt:
Construction loan	15,657	—	—	—	—	—	15,657	15,657
Unsecured credit facility	—	—	110,000	150,000	—	—	260,000	260,956
Total variable rate debt	15,657	—	110,000	150,000	—	—	275,657	276,613
Total debt (d)	$245,324	$67,014	$430,341	$461,565	$486,705	$805,748	$2,496,697	$2,602,285

Weighted average interest rate on debt:
Fixed rate debt	5.21%	5.03%	5.52%	2.17%	7.50%	4.42%	5.04%
Variable rate debt (e)	2.44%	—	1.69%	1.64%	—	—	1.71%
Total	5.03%	5.03%	4.54%	2.00%	7.50%	4.42%	4.67%

(a)
Includes $8,017 of variable rate mortgage debt that was swapped to a fixed rate as of June 30, 2015. Excludes mortgage premium of $2,324 and discount of $(215), net of accumulated amortization, which was outstanding as of June 30, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,149), net of accumulated amortization, which was outstanding as of June 30, 2015.

(d)	As of June 30, 2015, the weighted average years to maturity of consolidated indebtedness was 4.5 years.

(e)	Represents interest rates as of June 30, 2015.
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
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our Unsecured Credit Facility, which limits our distributions to the greater of 95% of FFO, as defined in the unsecured credit agreement (which equals FFO attributable to common shareholders, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations Attributable to Common Shareholders,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO attributable to common shareholders and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In March 2013, we established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions or other growth initiatives. We did not sell any shares under our ATM equity program during the six months ended June 30, 2015. As of June 30, 2015, we had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.

The following table provides summary information regarding our properties under development as of June 30, 2015, including one consolidated joint venture and three wholly-owned properties. As of June 30, 2015, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value		Construction Loan Balance
Henderson, Nevada	Green Valley Crossing	50.0%	$1,556	(a)	$15,657
Billings, Montana	South Billings Center	100.0%	5,154		—
Nashville, Tennessee	Bellevue Mall	100.0%	23,569	(b)	—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
			$41,139	(c)	$15,657

(a)
The carrying value represents the portion of the property under development and excludes $28,457 of costs, net of accumulated depreciation, placed in service, $2,288 of which was placed in service during the six months ended June 30, 2015 based upon completion of construction of approximately 18,500 square feet of available retail space at Green Valley Crossing. The construction loan encumbers the entire property, including the portion placed in service as well as the portion currently under development.

(b)	The carrying value represents the portion of the property under development and excludes $3,056 of land.

(c)	There is no income attributable to developments in progress.
Dispositions
During 2014 and in the first half of 2015, we continued to execute on our long-term portfolio repositioning strategy of disposing of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights our asset dispositions during 2014 and the six months ended June 30, 2015:

	Number of Assets Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished (b)
2015 Dispositions (through June 30, 2015)	10	1,501,000	$155,118	$150,699	$9,775
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713

(a)	Represents total consideration net of transaction costs.

(b)	Excludes mortgages payable repaid prior to disposition transactions.
In addition to the transactions presented in the above table, we received net proceeds of $1,023 from other transactions, including condemnation awards and the sale of parcels at certain of our properties, during the year ended December 31, 2014.
Acquisitions
During 2014 and in the first half of 2015, we continued to execute on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2014 and the six months ended June 30, 2015:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2015 Acquisitions (through June 30, 2015) (b)	7	959,600	$390,548	$390,548	$—	$—
2014 Acquisitions (c)	11	1,339,400	$348,061	$289,561	$141,698	$113,358

(a)	Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture as well as acquisitions from unaffiliated third parties.

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
Summary of Cash Flows
Cash flows during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 are summarized as follows:

	Six Months Ended June 30,
	2015	2014	Change
Cash provided by operating activities	$142,991	$127,687	$15,304
Cash used in investing activities	(233,546)	(96,415)	(137,131)
Cash provided by (used in) financing activities	62,964	(30,894)	93,858
(Decrease) increase in cash and cash equivalents	(27,591)	378	(27,969)
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$84,701	$58,568
Cash Flows from Operating Activities
Net cash provided by operating activities consists primarily of net income from property operations, adjusted for the following, among others, (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, (iv) gain on extinguishment of other liabilities, and (v) gain on change in control of investment properties. Net cash provided by operating activities during the six months ended June 30, 2015 increased $15,304 primarily due to the following:

•	a $5,914 increase in NOI (including an increase in NOI from continuing operations of $5,833);

•	a $637 decrease in cash paid for leasing fees and inducements;

•	a $512 reduction in cash paid for interest; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows used in Investing Activities
Net cash used in investing activities consists primarily of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, net of proceeds from the sales of investment properties, in addition to changes in restricted escrows. Net cash used in investing activities during the six months ended June 30, 2015 increased $137,131 primarily due to the following:

•	a $229,780 increase in cash paid to purchase investment properties;
partially offset by

•	a $72,149 increase in proceeds from the sales of investment properties; and

•	a $21,048 net change in restricted escrow activity, of which $19,010 relates to acquisition deposits.
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
Cash Flows from Financing Activities
Net cash provided by financing activities primarily consists of proceeds from our Unsecured Credit Facility and the issuance of debt instruments and equity securities, partially offset by repayments on our Unsecured Credit Facility and principal payments on mortgages payable. Net cash provided by financing activities during the six months ended June 30, 2015 increased $93,858 primarily due to the following:

•	a $220,000 increase in net proceeds from our Unsecured Credit Facility;
partially offset by

•	a $89,457 increase in principal payments on mortgages payable; and

•	the purchase of $30,840 of Treasury securities in connection with defeasance of mortgages payable during the six months ended June 30, 2015.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the six months ended June 30, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the six months ended June 30, 2015, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to June 30, 2015, we:

•
repaid $20,000, net of borrowings, on our unsecured revolving line of credit and repaid mortgages payable with an aggregate principal balance of $54,178 and a weighted average interest rate of 5.92% using proceeds from dispositions;

•	closed on the following dispositions:

•
Greensburg Commons, a 272,500 square foot multi-tenant retail property located in Greensburg, Indiana, which was classified as held for sale as of June 30, 2015, for a sales price of $18,400 with an anticipated gain on sale of approximately $2,810;

•
Arvada Connection and Arvada Marketplace, a 367,500 square foot multi-tenant retail property located in Arvada, Colorado, for a sales price of $54,900 with an anticipated gain on sale of approximately $20,208; and

•
Traveler’s Office Building, a 50,800 square foot single-user office property located in Knoxville, Tennessee, which was classified as held for sale as of June 30, 2015, for a sales price of $4,841 with no significant gain or loss on sale due to impairment charges previously recognized.

•
closed on the acquisition of a 13,800 square foot single-user outparcel located at Southlake Town Square, its existing multi-tenant retail operating property located in Southlake, Texas, for a gross purchase price of $8,440.

On July 28, 2015, our board of directors (Board) appointed Heath R. Fear to serve as our Chief Financial Officer and Treasurer, effective August 17, 2015.

On July 28, 2015, our Board appointed Julie M. Swinehart as our Senior Vice President and Chief Accounting Officer, effective immediately. Ms. Swinehart has held the position of our Senior Vice President and Corporate Controller since April 2013 and has served as our principal accounting officer since May 2013.
On July 28, 2015, our Board increased the number of directors comprising our Board from eight to nine and appointed Bonnie S. Biumi as a Director, effective immediately, to serve until our 2016 annual meeting of stockholders.
On July 28, 2015, our Board declared the cash dividend for the third quarter of 2015 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on September 30, 2015 to preferred shareholders of record at the close of business on September 18, 2015.
On July 28, 2015, our Board declared the distribution for the third quarter of 2015 of $0.165625 per share on our outstanding Class A common stock, which will be paid on October 9, 2015 to Class A common shareholders of record at the close of business on September 25, 2015.

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
As of June 30, 2015, we had $308,017 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of June 30, 2015 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of unsecured credit facility	$300,000	February 24, 2016	$438
Heritage Towne Crossing	8,017	September 30, 2016	101
	$308,017		$539
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of June 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $630.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $104,628 lower than the fair value as of June 30, 2015.
We had $275,657 of variable rate debt, excluding $308,017 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.71% as of June 30, 2015. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of June 30, 2015, interest expense would increase by approximately $2,757 on an annualized basis.
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
Based on management’s evaluation as of June 30, 2015, our president and chief executive officer and interim chief financial officer and treasurer has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and interim chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended June 30, 2015 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
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

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
April 1, 2015 to April 30, 2015	—	$—	N/A	N/A
May 1, 2015 to May 31, 2015	2,216	$15.57	N/A	N/A
June 1, 2015 to June 30, 2015	56,363	$14.84	N/A	N/A
Total	58,579	$14.87	N/A	N/A
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Separation Agreement and General Release, dated May 7, 2015, by and between the Registrant and Angela M. Aman (filed herewith).
10.2	Offer Letter, dated July 13, 2015, by and between the Registrant and Heath R. Fear (filed herewith).
10.3	Indemnification Agreement, dated July 28, 2015, by and between the Registrant and Bonnie S. Biumi (filed herewith).
31.1	Certification of President and Chief Executive Officer and Interim Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Interim Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Six-Month Periods Ended June 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Equity for the Six-Month Periods Ended June 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer
Interim Chief Financial Officer and Treasurer
(Principal Executive Officer and Interim Principal Financial Officer)

Date:	August 5, 2015

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	August 5, 2015