Form 10-Q
period 2015-09-30
RETAIL PROPERTIES OF AMERICA, INC.
filed 2015-11-04
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares outstanding of the registrant’s classes of common stock as of October 30, 2015:
Class A common stock:    237,267,244 shares

RETAIL PROPERTIES OF AMERICA, INC.

Part I — Financial Information
Item 1.  Financial Statements
RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except par value amounts)

	September 30, 2015	December 31, 2014
Assets
Investment properties:
Land	$1,265,170	$1,195,369
Building and other improvements	4,449,686	4,442,446
Developments in progress	47,008	42,561
	5,761,864	5,680,376
Less accumulated depreciation	(1,400,363)	(1,365,471)
Net investment properties	4,361,501	4,314,905
Cash and cash equivalents	116,538	112,292
Accounts and notes receivable (net of allowances of $8,160 and $7,497, respectively)	79,390	86,013
Acquired lease intangible assets, net	140,064	125,490
Assets associated with investment properties held for sale	—	33,640
Other assets, net	106,356	131,520
Total assets	$4,803,849	$4,803,860

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,230,590	$1,634,465
Unsecured notes payable, net	498,881	250,000
Unsecured term loan	450,000	450,000
Unsecured revolving line of credit	130,000	—
Accounts payable and accrued expenses	69,768	61,129
Distributions payable	39,301	39,187
Acquired lease intangible liabilities, net	117,085	100,641
Liabilities associated with investment properties held for sale	—	8,203
Other liabilities	75,175	70,860
Total liabilities	2,610,800	2,614,485

Commitments and contingencies (Note 14)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of September 30, 2015 and December 31, 2014; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,287 and 236,602 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	237	237
Additional paid-in capital	4,929,255	4,922,864
Accumulated distributions in excess of earnings	(2,737,562)	(2,734,688)
Accumulated other comprehensive loss	(380)	(537)
Total shareholders’ equity	2,191,555	2,187,881
Noncontrolling interests	1,494	1,494
Total equity	2,193,049	2,189,375
Total liabilities and equity	$4,803,849	$4,803,860

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Operations and Other Comprehensive Income
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental income	$116,715	$120,143	$355,525	$355,093
Tenant recovery income	28,901	29,230	89,617	86,086
Other property income	5,339	2,074	9,898	5,905
Total revenues	150,955	151,447	455,040	447,084

Expenses
Property operating expenses	22,741	23,638	71,589	72,306
Real estate taxes	20,961	20,574	61,957	58,055
Depreciation and amortization	52,871	54,691	163,345	163,582
Provision for impairment of investment properties	169	54,584	4,113	60,378
General and administrative expenses	10,939	6,982	35,949	22,794
Total expenses	107,681	160,469	336,953	377,115

Operating income (loss)	43,274	(9,022)	118,087	69,969

Gain on extinguishment of other liabilities	—	—	—	4,258
Equity in loss of unconsolidated joint ventures, net	—	(232)	—	(1,443)
Gain on change in control of investment properties	—	—	—	24,158
Interest expense	(40,425)	(37,356)	(110,610)	(101,092)
Other income, net	479	4,706	1,398	5,383
Income (loss) from continuing operations	3,328	(41,904)	8,875	1,233

Discontinued operations:
Loss, net	—	—	—	(148)
Gain on sales of investment properties	—	—	—	655
Income from discontinued operations	—	—	—	507
Gain on sales of investment properties	75,001	15,168	113,214	15,695
Net income (loss)	78,329	(26,736)	122,089	17,435
Net income (loss) attributable to the Company	78,329	(26,736)	122,089	17,435
Preferred stock dividends	(2,362)	(2,362)	(7,087)	(7,087)
Net income (loss) attributable to common shareholders	$75,967	$(29,098)	$115,002	$10,348

Earnings (loss) per common share — basic and diluted:
Continuing operations	$0.32	$(0.12)	$0.49	$0.04
Discontinued operations	—	—	—	—
Net income (loss) per common share attributable to common shareholders	$0.32	$(0.12)	$0.49	$0.04

Net income (loss)	$78,329	$(26,736)	$122,089	$17,435
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 9)	155	390	157	235
Comprehensive income (loss) attributable to the Company	$78,484	$(26,346)	$122,246	$17,670

Weighted average number of common shares outstanding — basic	236,439	236,203	236,348	236,177

Weighted average number of common shares outstanding — diluted	236,553	236,203	236,400	236,180

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Equity
(Unaudited)
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount
Balance as of January 1, 2014	5,400	$5	236,302	$236	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834
Net income	—	—	—	—	—	17,435	—	17,435	—	17,435
Other comprehensive income	—	—	—	—	—	—	235	235	—	235
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(117,555)	—	(117,555)	—	(117,555)
Issuance of common stock, net of offering costs	—	—	—	—	(114)	—	—	(114)	—	(114)
Issuance of restricted shares	—	—	303	1	—	—	—	1	—	1
Stock-based compensation expense, net of forfeitures	—	—	(1)	—	2,493	—	—	2,493	—	2,493
Shares withheld for employee taxes	—	—	(4)	—	(66)	—	—	(66)	—	(66)
Balance as of September 30, 2014	5,400	$5	236,600	$237	$4,921,946	$(2,719,003)	$(503)	$2,202,682	$1,494	$2,204,176

Balance as of January 1, 2015	5,400	$5	236,602	$237	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375
Net income	—	—	—	—	—	122,089	—	122,089	—	122,089
Other comprehensive income	—	—	—	—	—	—	157	157	—	157
Distributions declared to preferred shareholders ($1.3125 per share)	—	—	—	—	—	(7,087)	—	(7,087)	—	(7,087)
Distributions declared to common shareholders ($0.496875 per share)	—	—	—	—	—	(117,876)	—	(117,876)	—	(117,876)
Issuance of common stock, net of offering costs	—	—	—	—	(111)	—	—	(111)	—	(111)
Issuance of restricted shares	—	—	801	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(4)	—	8,225	—	—	8,225	—	8,225
Shares withheld for employee taxes	—	—	(112)	—	(1,723)	—	—	(1,723)	—	(1,723)
Balance as of September 30, 2015	5,400	$5	237,287	$237	$4,929,255	$(2,737,562)	$(380)	$2,191,555	$1,494	$2,193,049

See accompanying notes to condensed consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$122,089	$17,435
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	163,345	163,582
Provision for impairment of investment properties	4,113	60,378
Gain on sales of investment properties	(113,214)	(16,350)
Gain on extinguishment of other liabilities	—	(4,258)
Gain on change in control of investment properties	—	(24,158)
Amortization of loan fees and debt premium and discount, net	3,881	4,000
Amortization of stock-based compensation	8,225	2,493
Premium paid in connection with defeasance of mortgages payable	16,285	—
Equity in loss of unconsolidated joint ventures, net	—	1,443
Distributions on investments in unconsolidated joint ventures	—	1,360
Payment of leasing fees and inducements	(6,151)	(6,818)
Changes in accounts receivable, net	6,820	(867)
Changes in accounts payable and accrued expenses, net	2,325	9,734
Changes in other operating assets and liabilities, net	2,930	(9,686)
Other, net	(1,572)	(336)
Net cash provided by operating activities	209,076	197,952

Cash flows from investing activities:
Changes in restricted escrows, net	21,268	676
Purchase of investment properties	(407,857)	(152,236)
Capital expenditures and tenant improvements	(35,565)	(31,254)
Proceeds from sales of investment properties	395,207	164,581
Investment in developments in progress	(1,019)	(2,611)
Investment in unconsolidated joint ventures	—	(25)
Other, net	(26)	(150)
Net cash used in investing activities	(27,992)	(21,019)

Cash flows from financing activities:
Proceeds from mortgages payable	967	3,159
Principal payments on mortgages payable	(346,164)	(187,130)
Proceeds from unsecured notes payable	248,815	250,000
Proceeds from unsecured credit facility	550,000	365,500
Repayments of unsecured credit facility	(420,000)	(472,500)
Payment of loan fees and deposits, net	(2,237)	(1,550)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(81,547)	—
Distributions paid	(124,849)	(124,593)
Other, net	(1,823)	(179)
Net cash used in financing activities	(176,838)	(167,293)

Net increase in cash and cash equivalents	4,246	9,640
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$116,538	$67,830
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2015	2014
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$86,054	$91,255
Distributions payable	$39,301	$39,187
Accrued capital expenditures and tenant improvements	$5,875	$4,748
Accrued leasing fees and inducements	$532	$139
Developments in progress placed in service	$2,288	$4,047
Non-cash increase in developments in progress	$5,806	$—
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$81,547	$—
Defeasance of mortgages payable	$65,262	$—

Purchase of investment properties (after credits at closing):
Land, building and other improvements, net	$(400,484)	$(318,666)
Accounts receivable, acquired lease intangible and other assets	(41,450)	(29,163)
Accounts payable, acquired lease intangible and other liabilities	34,077	24,950
Mortgages payable assumed, net	—	146,485
Gain on change in control of investment properties	—	24,158
	$(407,857)	$(152,236)

Proceeds from sales of investment properties:
Land, building and other improvements, net	$279,559	$142,655
Accounts receivable, acquired lease intangible and other assets	6,583	6,986
Accounts payable, acquired lease intangible and other liabilities	(4,181)	(1,952)
Deferred gain	32	542
Gain on sales of investment properties	113,214	16,350
	$395,207	$164,581

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
The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal corporate income tax on its taxable income. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has jointly elected to be treated as a taxable REIT subsidiary (TRS) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The income tax expense incurred as a result of the TRS did not have a material impact on the Company’s accompanying condensed consolidated financial statements.
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
The Company’s property ownership as of September 30, 2015 is summarized below:

	Wholly-owned	Consolidated Joint Ventures (a)
Operating properties	202	—
Development properties	2	1

(a)	The Company has a 50% ownership interest in one LLC.
As of September 30, 2015, the Company is the controlling member in one less-than-wholly-owned consolidated entity. The Company is entitled to a preferred return on its capital contributions to the entity. No adjustments to the carrying value of the noncontrolling interests for contributions, distributions or allocation of net income or loss were made during the nine months ended September 30, 2015 and 2014. Subsequent to September 30, 2015, the development property held by the consolidated joint venture was sold to an affiliate of the joint venture partner and, concurrently, the joint venture was dissolved.
During the nine months ended September 30, 2014, the Company held investments in MS Inland Fund, LLC (MS Inland) and Oak Property & Casualty LLC (Oak), which were unconsolidated joint ventures accounted for under the equity method of accounting. The Company dissolved MS Inland and terminated its participation in Oak prior to December 31, 2014. The Company

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

recorded net equity in loss of unconsolidated joint ventures of $232 and $1,443 and received net cash distributions of $0 and $1,335 during the three and nine months ended September 30, 2014, respectively.
(2)   Summary of Significant Accounting Policies
Refer to the Company’s 2014 Annual Report on Form 10-K for a summary of the Company’s significant accounting policies. Except as disclosed below, there have been no changes to the Company’s significant accounting policies in the nine months ended September 30, 2015.
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
Effective January 1, 2016 with early adoption permitted, the acquirer in a business combination will be required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and will no longer be required to retrospectively account for those adjustments. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The Company does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements.
Effective January 1, 2017, registrants will be required to disclose the following in any annual report, proxy or information statement, or registration statement that requires executive compensation disclosure: 1) the median of the annual total compensation of all its employees (excluding the chief executive officer), 2) the annual total compensation of its chief executive officer, and 3) the ratio of the median of the annual total compensation of all its employees to the annual total compensation of its chief executive officer. The Company does not expect the adoption of this final rule will have a material effect on its condensed consolidated financial statements.
Effective January 1, 2018 with early adoption permitted beginning January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
(3)   Acquisitions
The Company closed on the following acquisitions during the nine months ended September 30, 2015:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing - Parcel (a)	Dallas	Land	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
July 31, 2015	Southlake Town Square - Outparcel (b)	Dallas	Single-user outparcel	13,800	8,440
August 27, 2015	Coal Creek Marketplace	Seattle	Multi-tenant retail	55,900	17,600
				1,029,300	$416,588

(a)	The Company acquired a parcel located at its Lake Worth Towne Crossing multi-tenant retail operating property.

(b)	The Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with the Company prior to the transaction.
The Company closed on the following acquisitions during the nine months ended September 30, 2014:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	$18,022	$18,022
February 27, 2014	Bed Bath & Beyond Plaza - Fee Interest (a)	Miami	Ground lease interest	—	10,350	10,350
June 5, 2014	MS Inland Portfolio (b)	Various	Multi-tenant retail	1,194,800	292,500	234,000
June 23, 2014	Southlake Town Square - Outparcel (c)	Dallas	Single-user outparcel	8,500	6,369	6,369
				1,256,400	$327,241	$268,741

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
The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions discussed above:

	Nine Months Ended September 30,
	2015	2014
Land	$146,107	$112,804
Building and other improvements	254,377	205,862
Acquired lease intangible assets (a)	39,986	33,568
Acquired lease intangible liabilities (b)	(23,882)	(20,206)
Mortgages payable (c)	—	(146,485)
Net assets acquired (d)	$416,588	$185,543

(a)
The weighted average amortization period for acquired lease intangible assets is 15 years and eight years for acquisitions completed during the nine months ended September 30, 2015 and 2014, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 21 years and 18 years for acquisitions completed during the nine months ended September 30, 2015 and 2014, respectively.

(c)	2014 amount includes mortgage premium of $4,787.

(d)	Net assets attributable to the MS Inland acquisitions are presented at 100%.
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $1,297 and $363 for the nine months ended September 30, 2015 and 2014, respectively, were expensed as incurred and included within “General and administrative expenses” in the accompanying condensed consolidated statements of operations and other comprehensive income.
Included in the Company’s condensed consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for as business combinations are $41,169 and $10,251 in total revenues and $7,575 and $705 in net income attributable to common shareholders from the date of acquisition through September 30, 2015 and 2014, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions as they have been accounted for as asset acquisitions.
Subsequent to September 30, 2015, the Company acquired a single-user outparcel located at its Royal Oaks Village II multi-tenant retail operating property for a gross purchase price of $6,841. The outparcel was acquired on October 27, 2015 and contains approximately 12,300 square feet. The Company has not completed the allocation of the acquisition date fair value for the outparcel at Royal Oaks Village II; however, it expects that the purchase price of this outparcel will primarily be allocated to land, building and acquired lease intangibles.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2015 acquisitions, including the acquisition of the outparcel at Royal Oaks Village II, were completed as of January 1, 2014, and the 2014 acquisitions were completed as of January 1, 2013. The results of operations associated with the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions have not been included in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the actual

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

results of operations of the Company would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$151,165	$156,841	$458,412	$474,555
Net income (loss)	$78,322	$(27,667)	$122,091	$15,207
Net income (loss) attributable to common shareholders	$75,960	$(30,029)	$115,004	$8,120
Earnings (loss) per common share — basic and diluted:
Net income (loss) per common share attributable to common shareholders	$0.32	$(0.13)	$0.49	$0.03
Weighted average number of common shares outstanding — basic	236,439	236,203	236,348	236,177
(4)   Dispositions
The Company closed on the following dispositions during the nine months ended September 30, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
April 7, 2015	Hartford Insurance Building	Single-user office	97,400	6,015	5,663	860
April 30, 2015	Rasmussen College	Single-user office	26,700	4,800	4,449	1,334
May 15, 2015	Mountain View Plaza	Multi-tenant retail	162,000	28,500	27,949	10,184
June 4, 2015	Massillon Commons	Multi-tenant retail	245,900	12,520	12,145	—
June 5, 2015	Citizen's Property Insurance Building	Single-user office	59,800	3,650	3,368	440
June 17, 2015	Pine Ridge Plaza	Multi-tenant retail	236,500	33,200	31,858	12,938
June 17, 2015	Bison Hollow	Multi-tenant retail	134,800	18,800	18,657	4,061
June 17, 2015	The Village at Quail Springs	Multi-tenant retail	100,400	11,350	11,267	3,824
July 17, 2015	Greensburg Commons	Multi-tenant retail	272,500	18,400	18,283	2,810
July 28, 2015	Arvada Connection and Arvada Marketplace	Multi-tenant retail	367,500	54,900	53,159	20,208
July 30, 2015	Traveler's Office Building	Single-user office	50,800	4,841	4,643	—
August 6, 2015	Shaw's Supermarket	Single-user retail	65,700	3,000	2,769	—
August 24, 2015	Harvest Towne Center	Multi-tenant retail	39,700	7,800	7,381	1,217
August 31, 2015	Trenton Crossing & McAllen Shopping Center (b)	Multi-tenant retail	265,900	39,295	38,410	13,760
September 15, 2015	The Shops at Boardwalk	Multi-tenant retail	122,400	27,400	26,634	3,146
September 29, 2015	Best on the Boulevard	Multi-tenant retail	204,400	42,500	41,542	15,932
September 29, 2015	Montecito Crossing	Multi-tenant retail	179,700	52,200	51,415	17,928
			3,069,600	$405,454	$394,935	$113,214

(a)	Aggregate proceeds are net of transaction costs and exclude $272 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The terms of the disposition of Trenton Crossing and McAllen Shopping Center were negotiated as a single transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company closed on the following dispositions during the nine months ended September 30, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	$9,269	$9,204	$655
Continuing Operations:
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	47,150	46,043	—
May 16, 2014	Beachway Plaza & Cornerstone Plaza (b)	Multi-tenant retail	189,600	24,450	23,292	527
August 1, 2014	Battle Ridge Pavilion	Multi-tenant retail	103,500	14,100	13,722	1,327
August 15, 2014	Stanley Works/Mac Tools	Single-user office	72,500	10,350	10,184	1,375
August 15, 2014	Fisher Scientific	Single-user office	114,700	14,000	13,715	3,732
August 19, 2014	Boston Commons	Multi-tenant retail	103,400	9,820	9,586	—
August 19, 2014	Greenwich Center	Multi-tenant retail	182,600	22,700	21,977	5,871
August 26, 2014	Crossroads Plaza CVS	Single-user retail	16,000	7,650	7,411	2,863
August 27, 2014	Four Peaks Plaza	Multi-tenant retail	140,400	9,900	9,381	—
			1,331,200	160,120	155,311	15,695

			1,395,500	$169,389	$164,515	$16,350

(a)	Aggregate proceeds are net of transaction costs and exclude $66 of condemnation proceeds, which did not result in any additional gain recognition.

(b)
The terms of the disposition of Beachway Plaza and Cornerstone Plaza were negotiated as a single transaction. The Company recognized an additional gain on sale of $292 during the fourth quarter of 2014 that was deferred at disposition.

As of September 30, 2015, no properties qualified for held for sale accounting treatment. Promenade at Red Cliff and Aon Hewitt East Campus, both of which were sold during the nine months ended September 30, 2015, were classified as held for sale as of December 31, 2014.
The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

December 31, 2014
Assets
Land, building and other improvements	$36,020
Accumulated depreciation	(5,358)
Net investment properties	30,662
Other assets	2,978
Assets associated with investment properties held for sale	$33,640

Liabilities
Mortgage payable	$8,075
Other liabilities	128
Liabilities associated with investment properties held for sale	$8,203
There was no activity during the nine months ended September 30, 2015 related to discontinued operations. The results of operations for the nine months ended September 30, 2014 for the investment property accounted for as discontinued operations, Riverpark Phase IIA which was classified as held for sale as of December 31, 2013, were immaterial.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table represents a summary of the Company’s unvested restricted shares as of and for the nine months ended September 30, 2015:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2015	396	$14.26
Shares granted (a)	801	$15.82
Shares vested	(345)	$14.78
Shares forfeited	(4)	$16.01
Balance as of September 30, 2015	848	$15.52

(a)	Shares granted vest ratably over periods ranging from 0.4 years to 3.4 years in accordance with the terms of applicable award documents.
In addition, during the nine months ended September 30, 2015, Performance Restricted Stock Units (RSUs) were granted to the Company’s executives. The following table represents a summary of the Company’s unvested RSUs as of and for the nine months ended September 30, 2015:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
Balance as of January 1, 2015	—	$—
RSUs granted (a)	180	$14.19
Balance as of September 30, 2015	180	$14.19

(a)
In 2018, following the performance period which concludes on December 31, 2017, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the other companies within the NAREIT Shopping Center Index for 2015 through 2017. In 2018, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions include a weighted average risk-free interest rate of 0.80%, the Company’s historical common stock performance relative to the other companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.26%.

During the three months ended September 30, 2015 and 2014, the Company recorded compensation expense of $2,099 and $922, respectively, related to unvested restricted shares and RSUs. During the nine months ended September 30, 2015 and 2014, the Company recorded compensation expense of $8,225 and $2,490, respectively, related to unvested restricted shares and RSUs. As of September 30, 2015, total unrecognized compensation expense related to unvested restricted shares and RSUs was $9,054, which is expected to be amortized over a weighted average term of 1.8 years. Included within the compensation expense recorded during the nine months ended September 30, 2015 is compensation expense of $1,680 related to the accelerated vesting of 134 restricted shares in conjunction with the departure of the Company’s former Chief Financial Officer and Treasurer. The total fair value of restricted shares vested during the nine months ended September 30, 2015 was $5,334. Subsequent to September 30, 2015, the Company recorded $479 of additional compensation expense related to the accelerated vesting of 60 restricted shares in conjunction with the departure of its former Executive Vice President and President of Property Management.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of September 30, 2015, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase six shares had expired and options to purchase 22 shares had been forfeited. The Company did not grant any options in 2014 or 2015 and did not record any compensation expense related to stock options during the nine months ended September 30, 2015. Compensation expense of $0 and $3 related to stock options was recorded during the three and nine months ended September 30, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(6)   Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	September 30, 2015			December 31, 2014
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,212,712	6.01%	3.9	$1,616,063	6.03%	4.0
Variable rate construction loan (b)	15,867	2.50%	0.1	14,900	2.44%	0.8
Mortgages payable	1,228,579	5.97%	3.9	1,630,963	5.99%	3.9
Premium, net of accumulated amortization	2,013			3,972
Discount, net of accumulated amortization	(2)			(470)
Mortgages payable, net	$1,230,590			$1,634,465

(a)
Includes $7,963 and $8,124 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2015 and December 31, 2014, respectively, and excludes mortgages payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of September 30, 2015 and December 31, 2014, respectively.

(b)
The variable rate construction loan bore interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%. Subsequent to September 30, 2015, the construction loan was repaid in conjunction with the disposition of Green Valley Crossing.

During the nine months ended September 30, 2015, the Company repaid or defeased mortgages payable in the total amount of $399,203 (excluding scheduled principal payments of $12,223 related to amortizing loans). The loans repaid or defeased during the nine months ended September 30, 2015 had a weighted average fixed interest rate of 6.10%.
During the three months ended September 30, 2015, the servicing of the Commercial Mortgage-Backed Security (CMBS) loan encumbering The Gateway was transferred to the special servicer at the request of the Company. This servicing transfer occurred notwithstanding the fact that the CMBS loan is currently performing. In 2014, this property was impaired below its debt balance, which was $94,823 as of September 30, 2015. The loan is non-recourse to the Company, except for customary non-recourse carve-outs.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. Certain of the Company’s properties and the related tenant leases are pledged as collateral for the fixed rate mortgages payable while a consolidated joint venture property and the related tenant leases are pledged as collateral for the variable rate construction loan. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2015, the Company had guaranteed $8,338 of the outstanding mortgage and construction loans with maturity dates ranging from November 2, 2015 through September 30, 2016 (see Note 14 to the condensed consolidated financial statements). Subsequent to September 30, 2015, the construction loan that had a maturity date of November 2, 2015 was repaid, which reduced the Company’s guarantee obligation by $6,347. At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of September 30, 2015, the most significant cross-collateralized pool of mortgages was the IW JV 2009, LLC portfolio in the amount of $401,922, which is cross-collateralized by 49 properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of September 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any debt activity that occurred after September 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$61,887	$66,435	$319,708	$10,882	$448,052	$305,748	$1,212,712
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	61,887	66,435	319,708	310,882	448,052	805,748	2,012,712

Variable rate debt:
Construction loan	15,867	—	—	—	—	—	15,867
Unsecured credit facility	—	—	130,000	150,000	—	—	280,000
Total variable rate debt	15,867	—	130,000	150,000	—	—	295,867
Total debt (d)	$77,754	$66,435	$449,708	$460,882	$448,052	$805,748	$2,308,579

Weighted average interest rate on debt:
Fixed rate debt	4.83%	5.01%	5.52%	2.16%	7.50%	4.42%	4.96%
Variable rate debt (e)	2.50%	—	1.70%	1.65%	—	—	1.72%
Total	4.36%	5.01%	4.42%	1.99%	7.50%	4.42%	4.55%

(a)
Includes $7,963 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2015. Excludes mortgage premium of $2,013 and discount of $(2), net of accumulated amortization, which was outstanding as of September 30, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,119), net of accumulated amortization, which was outstanding as of September 30, 2015.

(d)	As of September 30, 2015, the weighted average years to maturity of consolidated indebtedness was 4.5 years.

(e)	Represents interest rates as of September 30, 2015.
The Company plans on addressing its debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and its unsecured revolving line of credit.
(7)   Unsecured Notes Payable
On March 12, 2015, the Company completed a public offering of $250,000 in aggregate principal amount of its 4.00% senior unsecured notes due 2025 (4.00% notes). The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity. In addition, on June 30, 2014, the Company completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% Series A senior notes due 2021 and $150,000 of 4.58% Series B senior notes due 2024 (collectively, Series A and B notes). The proceeds from the 4.00% notes and the Series A and B notes were used to repay a portion of the Company’s unsecured revolving line of credit.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the Company’s unsecured notes payable as of September 30, 2015:

Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes - 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%
Senior notes - 4.58% Series B due 2024	June 30, 2024	150,000	4.58%
Senior notes - 4.00% due 2025	March 15, 2025	250,000	4.00%
		500,000	4.20%
Discount, net of accumulated amortization		(1,119)
	Total	$498,881
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
As of September 30, 2015, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
(8)   Unsecured Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association and Wells Fargo Securities LLC to provide for an unsecured credit facility aggregating $1,000,000. The unsecured credit facility consists of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the Unsecured Credit Facility). The Unsecured Credit Facility has a $450,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,450,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) the Company’s ability to obtain additional lender commitments.
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of LIBOR plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. The Company received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. Upon making such an election and depending on the Company’s credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of September 30, 2015, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid.
The following table summarizes the Company’s Unsecured Credit Facility:

		September 30, 2015		December 31, 2014
Unsecured Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan - fixed rate portion (a)	May 11, 2018	$300,000	1.99%	$300,000	1.99%
Term loan - variable rate portion	May 11, 2018	150,000	1.65%	150,000	1.62%
Revolving line of credit - variable rate	May 12, 2017 (b)	130,000	1.70%	—	1.67%
	Total	$580,000	1.84%	$450,000	1.87%

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 24, 2016. The applicable margin was 1.45% as of September 30, 2015 and December 31, 2014.

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
As of September 30, 2015, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $380 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.
The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Interest rate swaps	2	2	$307,963	$308,124
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the condensed consolidated balance sheets. The valuation techniques utilized are described in Note 13 to the condensed consolidated financial statements.

	Fair Value
	September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$380	$562
The following table presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,		Three Months Ended September 30,	Nine Months Ended September 30,
2015	$109	$691	Interest expense	$264	$848	Other income, net	$(4)	$(25)
2014	$(92)	$649	Interest expense	$298	$884	Other income, net	$—	$(13)

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
The Company did not sell any shares under its ATM equity program during the nine months ended September 30, 2015 and 2014.
As of September 30, 2015, the Company had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under its ATM equity program.
(11) Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Numerator:
Income (loss) from continuing operations	$3,328		$(41,904)		$8,875		$1,233
Gain on sales of investment properties	75,001		15,168		113,214		15,695
Preferred stock dividends	(2,362)		(2,362)		(7,087)		(7,087)
Income (loss) from continuing operations attributable to common shareholders	75,967		(29,098)		115,002		9,841
Income from discontinued operations	—		—		—		507
Net income (loss) attributable to common shareholders	75,967		(29,098)		115,002		10,348
Distributions paid on unvested restricted shares	(130)		(65)		(340)		(159)
Net income (loss) attributable to common shareholders excluding amounts attributable to unvested restricted shares	$75,837		$(29,163)		$114,662		$10,189

Denominator:
Denominator for earnings (loss) per common share — basic:
Weighted average number of common shares outstanding	236,439	(a)	236,203	(b)	236,348	(a)	236,177	(b)
Effect of dilutive securities:
Stock options	2	(c)	—	(c)	2	(c)	3	(c)
RSUs	112	(d)	—		50	(d)	—
Denominator for earnings (loss) per common share — diluted:
Weighted average number of common and common equivalent shares outstanding	236,553		236,203		236,400		236,180

(a)
Excludes 848 shares of unvested restricted common stock, which equate to 818 and 760 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2015. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

(b)
Excludes 397 shares of unvested restricted common stock, which equate to 397 and 353 shares, respectively, on a weighted average basis for the three and nine months ended September 30, 2014. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
There were outstanding options to purchase 53 and 66 shares of common stock as of September 30, 2015 and 2014, respectively, at a weighted average exercise price of $19.39 and $19.09, respectively. Of these totals, outstanding options to purchase 45 and 54 shares of common stock as of September 30, 2015 and 2014, respectively, at a weighted average exercise price of $20.74 and $20.72, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(d)
There were 180 RSUs outstanding as of September 30, 2015 (see Note 5 to the condensed consolidated financial statements). These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period were the end of the contingency period.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(12) Provision for Impairment of Investment Properties
The investment property impairment charges recorded by the Company during the nine months ended September 30, 2015 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Massillon Commons (a)	Multi-tenant retail	June 4, 2015	245,900	$2,289
Traveler’s Office Building (b)	Single-user office	June 30, 2015	50,800	1,655
Shaw’s Supermarket (a)	Single-user retail	August 6, 2015	65,700	169
				$4,113
	Estimated fair value of impaired properties as of impairment date			$20,970

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for the respective properties, which were sold during 2015.

(b)
The Company recorded an impairment charge based upon the terms and conditions of an executed sales contract. This property was classified as held for sale as of June 30, 2015 and was sold on July 30, 2015.

As of September 30, 2015 and 2014, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Number of properties for which indicators of impairment were identified	3	10	(a)
Less: number of properties for which an impairment charge was recorded	—	3
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3	7

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (b)	39%	58%

(a)	Includes seven properties which have subsequently been sold as of September 30, 2015.

(b)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The investment property impairment charges recorded by the Company during the nine months ended September 30, 2014 are summarized below:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center	Multi-tenant retail	Various (b)	107,200	6,148
Boston Commons (a)	Multi-tenant retail	August 19, 2014	103,400	453
Four Peaks Plaza (a)	Multi-tenant retail	August 27, 2014	140,400	4,154
Shaw’s Supermarket (c)	Single-user retail	September 30, 2014	65,700	6,230
The Gateway (d)	Multi-tenant retail	September 30, 2014	623,200	42,999
				$60,378
	Estimated fair value of impaired properties as of impairment date			$155,720

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for each of the respective properties, which were sold during 2014.

(b)
An impairment charge was recorded on June 30, 2014 based upon the terms of a bona fide purchase offer and additional impairment was recognized on September 30, 2014 pursuant to the terms and conditions of an executed sales contract. The property was sold on October 2, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(c)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was sold on August 6, 2015.

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
(13) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments.

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,230,590	$1,327,938	$1,634,465	$1,749,671
Unsecured notes payable, net	$498,881	$497,606	$250,000	$258,360
Unsecured credit facility	$580,000	$582,090	$450,000	$451,502
Derivative liability	$380	$380	$562	$562
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2015
Derivative liability	$—	$380	$—	$380

December 31, 2014
Derivative liability	$—	$562	$—	$562
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2015 and December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 9 to the condensed consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not have any assets measured at fair value on a nonrecurring basis as of September 30, 2015.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
September 30, 2015
Mortgages payable, net	$—	$—	$1,327,938	$1,327,938
Unsecured notes payable, net	$241,460	$—	$256,146	$497,606
Unsecured credit facility	$—	$—	$582,090	$582,090

December 31, 2014
Mortgages payable, net	$—	$—	$1,749,671	$1,749,671
Unsecured notes payable	$—	$—	$258,360	$258,360
Unsecured credit facility	$—	$—	$451,502	$451,502
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.0% to 5.5% and 2.2% to 4.0% as of September 30, 2015 and December 31, 2014, respectively.
Unsecured notes payable, net: The quoted market price as of September 30, 2015 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 4.22% and 3.97% as of September 30, 2015 and December 31, 2014, respectively.
Unsecured Credit Facility:  The Company estimates the fair value of its Unsecured Credit Facility by discounting the future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.30% and 1.35% for the unsecured term loan as of September 30, 2015 and December 31, 2014, respectively, and 1.35% for the unsecured revolving line of credit as of September 30, 2015. There were no amounts drawn on the unsecured revolving line of credit as of December 31, 2014.
There were no transfers between the levels of the fair value hierarchy during the nine months ended September 30, 2015.
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
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of September 30, 2015, the Company has guaranteed $8,338 of its outstanding mortgage and construction loans, with maturity dates ranging from November 2, 2015 through September 30, 2016. Subsequent to September 30, 2015, the construction loan that had a maturity date of November 2, 2015 was repaid, which reduced the Company’s guarantee obligation by $6,347.

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
(16) Subsequent Events
Subsequent to September 30, 2015, the Company:

•	repaid mortgages payable with an aggregate principal balance of $67,319 and a weighted average interest rate of 4.97%;

•
closed on the disposition of Green Valley Crossing, a 96,400 square foot development property located in Henderson, Nevada, which was held in a consolidated joint venture, to an affiliate of the Company’s joint venture partner. Concurrently, the joint venture was dissolved. The property was disposed for a sales price of $35,000 with an anticipated gain on sale of approximately $3,904, of which approximately $528 will be allocated to the noncontrolling interest holder as its share of the anticipated gain. The variable rate construction loan with a principal balance of $15,949 and an interest rate of 2.50% as of the disposition date was repaid in conjunction with the sale; and

•
closed on the acquisition of a 12,300 square foot single-user outparcel located at Royal Oaks Village II, its existing multi-tenant retail operating property located in Houston, Texas, for a gross purchase price of $6,841.

On October 7, 2015, Niall J. Byrne departed as the Company’s Executive Vice President and President of Property Management. In connection with his departure, Mr. Byrne is entitled to receive a cash payment of $677 and acceleration of vesting with respect to all of his outstanding unvested shares of restricted stock. In total, the Company expects to record realignment separation charges of approximately $1,193 during the fourth quarter of 2015 related to Mr. Byrne’s departure.
On October 27, 2015, the Board declared the cash dividend for the fourth quarter of 2015 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2015 to preferred shareholders of record at the close of business on December 21, 2015.
On October 27, 2015, the Board declared the distribution for the fourth quarter of 2015 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on January 8, 2016 to Class A common shareholders of record at the close of business on December 23, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates,” “focus,” “contemplates,” “aims,” “continues,” “would” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	economic, business and financial conditions, and changes in our industry and changes in the real estate markets in particular;

•	economic and other developments in the state of Texas, where we have a high concentration of properties;

•	our business strategy;

•	our projected operating results;

•	rental rates and/or vacancy rates;

•	frequency and magnitude of defaults on, early terminations of or non-renewal of leases by tenants;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	interest rates or operating costs;

•	real estate and zoning laws and changes in real property tax rates;

•	real estate valuations, potentially resulting in impairment charges;

•	our leverage;

•	our ability to generate sufficient cash flows to service our outstanding indebtedness;

•	our ability to obtain necessary outside financing;

•	the availability, terms and deployment of capital;

•	general volatility of the capital and credit markets and the market price of our Class A common stock;

•	risks generally associated with real estate acquisitions, dispositions and redevelopment, including the impact of construction delays and cost overruns;

•	our ability to identify properties to acquire and complete acquisitions;

•	our ability to successfully operate acquired properties;

•	our ability to effectively manage growth;

•	composition of members of our senior management team;

•	our ability to attract and retain qualified personnel;

•	our ability to make distributions to our shareholders;

•	our ability to continue to qualify as a real estate investment trust (REIT);

•	governmental regulations, tax laws and rates and similar matters;

•	our compliance with laws, rules and regulations;

•	environmental uncertainties and exposure to natural disasters;

•	insurance coverage; and

•	the likelihood or actual occurrence of terrorist attacks in the U.S.
For a further discussion of these and other factors that could impact our future results, performance or transactions, see Item 1A. “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2014 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015. Readers should not place undue reliance on any forward-looking statements, which are based only on information currently available to us (or to third parties making the forward-looking statements). We undertake no obligation to publicly release any revisions to such forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, except as required by applicable law.
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of September 30, 2015, we owned 201 retail operating properties representing 29,160,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes power centers, neighborhood and community centers, and lifestyle centers and predominantly multi-tenant retail mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of September 30, 2015:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	56	13,736	94.6%	96.0%
Neighborhood and community centers	86	10,058	91.4%	93.7%
Lifestyle centers and mixed-use properties	10	4,074	88.8%	90.5%
Total multi-tenant retail	152	27,868	92.6%	94.4%
Single-user retail	49	1,292	100.0%	100.0%
Total retail operating portfolio	201	29,160	92.9%	94.6%
Office	1	895	100.0%	100.0%
Total operating portfolio	202	30,055	93.1%	94.8%

(a)	Includes leases signed but not commenced.
In addition to our operating portfolio, as of September 30, 2015, we held interests in three retail development properties, one of which was under active development and held in a consolidated joint venture. This development property was subsequently sold on October 29, 2015.

Company Highlights — Nine Months Ended September 30, 2015
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the nine months ended September 30, 2015. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior Annualized Base Rent (ABR) (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	261	1,428	$18.11	$17.01	6.5%	4.69	$1.01
Comparable New Leases	42	204	$20.60	$16.92	21.8%	8.38	$30.36
Non-Comparable New and Renewal Leases (b)	109	581	$19.90	n/a	n/a	8.26	$32.17
Total	412	2,213	$18.42	$17.00	8.4%	6.04	$11.89

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

During the nine months ended September 30, 2015, our leasing activity consisted of 412 new and renewal leases signed for a total of approximately 2,213,000 square feet and a renewal rate of 69.3%. We continued experiencing the impact of various strategic remerchandising efforts and as of September 30, 2015, 14 of the 15 anticipated anchor spaces had vacated representing approximately 496,000 square feet. Leases have been signed representing approximately 241,000 square feet. Overall, rental rates on comparable new leases signed during 2015 increased approximately 21.8% and rental rates on comparable renewal leases signed during 2015 increased approximately 6.5% over previous rental rates, for a combined comparable re-leasing spread of approximately 8.4% for the nine months ended September 30, 2015.
While we expect our reported activity for renewal leases to continue to be consistent with prior quarters, we anticipate ongoing volatility in our reported metrics for new leases in the fourth quarter of 2015 as we continue to execute on our strategic remerchandising opportunities across the portfolio. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we continue to anticipate that a large proportion of our new leasing activity in the fourth quarter of 2015 will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.
Acquisitions
During the nine months ended September 30, 2015, we continued executing on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. We acquired seven multi-tenant retail operating properties and two parcels at existing wholly-owned multi-tenant retail operating properties for a total purchase price of $416,588 during the nine months ended September 30, 2015, as detailed below.
We acquired the following four multi-tenant retail properties located in the Washington, D.C. metropolitan statistical area (MSA): the retail portion of Downtown Crown, a 258,000 square foot lifestyle center for a purchase price of $162,785; Merrifield Town Center, an 84,900 square foot lifestyle center for a purchase price of $56,500; Fort Evans Plaza II, a 228,900 square foot power center for a purchase price of $65,000; and Tysons Corner, a 37,700 square foot community center for a purchase price of $31,556. We also acquired Cedar Park Town Center, a 179,300 square foot community center located in the Austin MSA for a purchase price of $39,057 and two properties in the Seattle MSA, Woodinville Plaza, a 170,800 square foot community center for a purchase price of $35,250 and Coal Creek Marketplace, a 55,900 square foot neighborhood center for a purchase price of $17,600. In addition, we acquired a land parcel at Lake Worth Towne Crossing, one of our existing multi-tenant retail operating properties located in the Dallas MSA, for a purchase price of $400 and a 13,800 square foot single-user outparcel at Southlake Town Square, one of our existing multi-tenant retail operating properties located in the Dallas MSA, for a purchase price of $8,440.
In total for 2015, we continue to expect to acquire approximately $450,000 to $475,000 of strategic acquisitions in our target markets.

Dispositions
During the nine months ended September 30, 2015, we continued to pursue targeted dispositions of select non-strategic and non-core properties. Consideration from dispositions totaled $405,454 and included the sale of 14 multi-tenant retail operating properties aggregating 2,426,200 square feet for total consideration of $365,915, five single-user office properties aggregating 577,700 square feet for total consideration of $36,539 and a 65,700 square foot single-user retail property for consideration of $3,000.
In total for 2015, we continue to expect to dispose of approximately $500,000 to $550,000 of non-strategic and non-core properties.
Capital Markets
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% senior unsecured notes due 2025 (4.00% notes). The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity and will mature on March 15, 2025, unless earlier redeemed. The proceeds were used to repay a portion of our unsecured revolving line of credit.
Additionally, during the nine months ended September 30, 2015, we continued to enhance our balance sheet flexibility by repaying or defeasing mortgage debt, including certain longer dated maturities, in amounts totaling $399,203 (excluding scheduled principal payments of $12,223 related to amortizing loans). We also borrowed $130,000, net of repayments, on our unsecured revolving line of credit.
Distributions
We declared quarterly distributions totaling $1.3125 per share of preferred stock and quarterly distributions totaling $0.496875 per share of common stock during the nine months ended September 30, 2015.
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
Comparison of the Three Months Ended September 30, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the three months ended September 30, 2015, our same store portfolio consisted of 191 operating properties acquired or placed in service and stabilized prior to July 1, 2014. The number of properties in our same store portfolio decreased to 191 as of September 30, 2015 from 193 as of June 30, 2015 as a result of the following:

•	the removal of eight same store investment properties sold during the three months ended September 30, 2015, partially offset by

•	the addition of six investment properties acquired during the second quarter of 2014.
The sale of Greensburg Commons on July 17, 2015 and Traveler’s Office Building on July 30, 2015 did not impact the number of same store properties as they were classified as held for sale as of June 30, 2015.
The properties and financial results reported in “Other investment properties” primarily include the properties acquired after June 30, 2014, our development properties, two properties where we have begun activities in anticipation of future redevelopment, one property that was impaired below its debt balance during 2014 and the investment properties that were sold or held for sale in 2014 and 2015 that did not qualify for discontinued operations treatment. In addition, the financial results reported in “Other investment properties” for the three months ended September 30, 2015 include the net income from our wholly-owned captive insurance company, which was formed on December 1, 2014, and the financial results reported in “Other investment properties” for the three months ended September 30, 2014 include the historical intercompany expense elimination related to our former insurance captive unconsolidated joint venture investment, in which we terminated our participation effective December 1, 2014. For the three months ended September 30, 2014, the historical captive insurance expense related to our portfolio was recorded in equity in loss of unconsolidated joint ventures, net.

	Three Months Ended September 30,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (191 properties):
Rental income	$102,935	$101,312	$1,623	1.6
Tenant recovery income	25,611	25,259	352	1.4
Other property income	1,081	914	167	18.3
Other investment properties:
Rental income	12,876	17,798	(4,922)
Tenant recovery income	3,290	3,971	(681)
Other property income	1,013	1,014	(1)
Operating expenses:
Same store investment properties (191 properties):
Property operating expenses	(18,338)	(18,915)	577	3.1
Real estate taxes	(18,718)	(17,853)	(865)	(4.8)
Other investment properties:
Property operating expenses	(3,612)	(3,907)	295
Real estate taxes	(2,243)	(2,721)	478
NOI from continuing operations:
Same store investment properties	92,571	90,717	1,854	2.0
Other investment properties	11,324	16,155	(4,831)
Total NOI from continuing operations	103,895	106,872	(2,977)	(2.8)

Other income (expense):
Straight-line rental income, net	655	875	(220)
Amortization of acquired above and below market lease intangibles, net	505	334	171
Amortization of lease inducements	(256)	(176)	(80)
Lease termination fees	3,245	146	3,099
Straight-line ground rent expense	(931)	(956)	25
Amortization of acquired ground lease intangibles	140	140	—
Depreciation and amortization	(52,871)	(54,691)	1,820
Provision for impairment of investment properties	(169)	(54,584)	54,415
General and administrative expenses	(10,939)	(6,982)	(3,957)
Equity in loss of unconsolidated joint ventures, net	—	(232)	232
Interest expense	(40,425)	(37,356)	(3,069)
Other income, net	479	4,706	(4,227)
Total other expense	(100,567)	(148,776)	48,209

Income (loss) from continuing operations	3,328	(41,904)	45,232
Gain on sales of investment properties	75,001	15,168	59,833
Net income (loss)	78,329	(26,736)	105,065
Net income (loss) attributable to the Company	78,329	(26,736)	105,065
Preferred stock dividends	(2,362)	(2,362)	—
Net income (loss) attributable to common shareholders	$75,967	$(29,098)	$105,065
Same store NOI increased $1,854, or 2.0%, primarily due to the following:

•
rental income increased $1,623 primarily due to increases of $899 from contractual rent changes, $576 from re-leasing spreads and $128 from occupancy growth as a result of an increase from our small shop space, partially offset by a decrease from our anchor space; and

•
total operating expenses, net of tenant recovery income, decreased $64 primarily as a result of a decrease in certain non-recoverable property operating expenses and negative tenant recovery income adjustments from the real estate tax and common area maintenance reconciliation process in 2014, which did not reoccur in 2015, partially offset by an increase in real estate taxes, certain recoverable property operating expenses and bad debt expense.

Refer to the same store NOI paragraph in the comparison of the nine months ended September 30, 2015 and 2014 table for a discussion of our same store NOI growth expectation for the remainder of 2015.
Total NOI decreased $2,977, or 2.8%, due to a decrease in NOI related to the properties sold in 2014 and 2015, partially offset by an increase in NOI related to the properties acquired during 2014 and 2015 and the increase of $1,854 from the same store portfolio described above.
Other income (expense). This category decreased $48,209, or 32.4%, primarily due to:

•
a $54,415 decrease in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Note 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $169 and $54,584 for the three months ended September 30, 2015 and 2014, respectively;

partially offset by

•	a $4,227 decrease in other income, net primarily due to the reversal of a $4,594 excise tax accrual during the three months ended September 30, 2014; and

•	a $3,957 increase in general and administrative expenses primarily consisting of an increase in compensation expense, including bonuses and amortization of restricted stock awards, of $3,643.
Comparison of the Nine Months Ended September 30, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the nine months ended September 30, 2015, our same store portfolio consisted of 184 operating properties acquired or placed in service and stabilized prior to January 1, 2014. The number of properties in our same store portfolio decreased to 184 as of September 30, 2015 from 192 as of June 30, 2015. Refer to the lead-in paragraph to the comparison of the three months ended September 30, 2015 and 2014 table for an explanation of the change in the number of properties in our same store portfolio; however, the addition of six investment properties acquired during the second quarter of 2014 to the same store portfolio for the three months ended September 30, 2015 is not applicable to the same store portfolio for the nine months ended September 30, 2015. In addition, “Other investment properties” for the nine months ended September 30, 2015 and 2014 includes the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during the first quarter of 2014.

	Nine Months Ended September 30,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (184 properties):
Rental income	$292,184	$285,411	$6,773	2.4
Tenant recovery income	72,118	70,492	1,626	2.3
Other property income	3,069	2,535	534	21.1
Other investment properties:
Rental income	60,334	65,020	(4,686)
Tenant recovery income	17,499	15,594	1,905
Other property income	3,117	3,091	26
Operating expenses:
Same store investment properties (184 properties):
Property operating expenses	(54,293)	(56,326)	2,033	3.6
Real estate taxes	(50,328)	(48,001)	(2,327)	(4.8)
Other investment properties:
Property operating expenses	(14,919)	(13,466)	(1,453)
Real estate taxes	(11,629)	(10,054)	(1,575)
NOI from continuing operations:
Same store investment properties	262,750	254,111	8,639	3.4
Other investment properties	54,402	60,185	(5,783)
Total NOI from continuing operations	317,152	314,296	2,856	0.9

Other income (expense):
Straight-line rental income, net	2,297	3,979	(1,682)
Amortization of acquired above and below market lease intangibles, net	1,346	1,216	130
Amortization of lease inducements	(636)	(533)	(103)
Lease termination fees	3,712	279	3,433
Straight-line ground rent expense	(2,797)	(2,934)	137
Amortization of acquired ground lease intangibles	420	420	—
Depreciation and amortization	(163,345)	(163,582)	237
Provision for impairment of investment properties	(4,113)	(60,378)	56,265
General and administrative expenses	(35,949)	(22,794)	(13,155)
Gain on extinguishment of other liabilities	—	4,258	(4,258)
Equity in loss of unconsolidated joint ventures, net	—	(1,443)	1,443
Gain on change in control of investment properties	—	24,158	(24,158)
Interest expense	(110,610)	(101,092)	(9,518)
Other income, net	1,398	5,383	(3,985)
Total other expense	(308,277)	(313,063)	4,786

Income from continuing operations	8,875	1,233	7,642
Discontinued operations:
Loss, net	—	(148)	148
Gain on sales of investment properties	—	655	(655)
Income from discontinued operations	—	507	(507)
Gain on sales of investment properties	113,214	15,695	97,519
Net income	122,089	17,435	104,654
Net income attributable to the Company	122,089	17,435	104,654
Preferred stock dividends	(7,087)	(7,087)	—
Net income attributable to common shareholders	$115,002	$10,348	$104,654
Same store NOI increased $8,639, or 3.4%, primarily due to the following:

•	rental income increased $6,773 primarily due to increases of $2,684 from contractual rent changes, $2,109 from occupancy growth and $1,828 from re-leasing spreads; and

•
total operating expenses, net of tenant recovery income, decreased $1,332 primarily as a result of a decrease in certain non-recoverable property operating expenses and negative tenant recovery income adjustments from the real estate tax reconciliation process in 2014, which did not reoccur in 2015, partially offset by an increase in real estate taxes, bad debt expense and certain recoverable property operating expenses.

We expect same store NOI growth to continue to moderate throughout the remainder of 2015, in part due to anticipated strategic remerchandising efforts at some of our same store properties as well as more difficult period-over-period comparable results from 2014.
Total NOI increased $2,856, or 0.9%, due to an increase in NOI related to the properties acquired during 2014 and 2015 and the increase of $8,639 from the same store portfolio described above, partially offset by a decrease in NOI related to the properties sold in 2014 and 2015.
Other income (expense). This category decreased $4,786, or 1.5%, primarily due to:

•
a $56,265 decrease in provision for impairment of investment properties in continuing operations. Based on the results of our evaluations for impairment (see Note 12 and 13 to the accompanying condensed consolidated financial statements), we recognized impairment charges of $4,113 and $60,378 for the nine months ended September 30, 2015 and 2014, respectively;

partially offset by

•
a $24,158 gain on change in control of investment properties recognized during the nine months ended September 30, 2014 associated with the dissolution of our MS Inland unconsolidated joint venture (see Note 3 to the accompanying condensed consolidated financial statements). No such gain was recorded during the nine months ended September 30, 2015;

•
a $13,155 increase in general and administrative expenses primarily consisting of an increase in compensation expense, including bonuses and amortization of restricted stock awards, of $9,020 and executive separation charges of $3,537;

•	a $9,518 increase in interest expense primarily consisting of:

•	an $11,051 increase in interest on our unsecured notes payable, which were issued in June 2014 and March 2015; and

•	an $8,422 increase in prepayment penalties and defeasance premiums;
partially offset by

•	a $9,851 decrease in interest on mortgages payable and our Unsecured Credit Facility due to the repayment of mortgage debt and lower average balances on our unsecured revolving line of credit.

•
a $4,258 gain on extinguishment of other liabilities recognized during the nine months ended September 30, 2014 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease.

Discontinued operations. No discontinued operations were reported for the nine months ended September 30, 2015. Discontinued operations for the nine months ended September 30, 2014 consists of one property, Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013, and therefore qualified for discontinued operations treatment under the previous standard, and was sold on March 11, 2014.
Funds From Operations Attributable to Common Shareholders
The National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a performance measure known as funds from operations (FFO). As defined by NAREIT, FFO means net income (loss) computed in accordance with GAAP, excluding gains (or losses) from sales of depreciable real estate, plus depreciation and amortization and impairment charges on depreciable real estate, including amounts from continuing and discontinued operations, as well as adjustments for unconsolidated joint ventures in which the reporting entity holds an interest. We have adopted the NAREIT definition in our computation of FFO attributable to common shareholders. Management believes that, subject to the following limitations, FFO attributable to common shareholders provides a basis for comparing our performance and operations to those of other REITs.
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
We believe that FFO attributable to common shareholders and Operating FFO attributable to common shareholders, which are non-GAAP performance measures, provide additional and useful means to assess the operating performance of REITs. Neither FFO attributable to common shareholders nor Operating FFO attributable to common shareholders represent alternatives to “Net Income” or “Net income attributable to common shareholders” as an indicator of our performance or “Cash Flows from Operating Activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Further, comparison of our presentation of Operating FFO attributable to common shareholders to similarly titled measures for other REITs may not necessarily be meaningful due to possible differences in definition and application by such REITs.
FFO attributable to common shareholders and Operating FFO attributable to common shareholders are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to common shareholders	$75,967	$(29,098)	$115,002	$10,348
Depreciation and amortization	52,596	54,691	162,520	164,291
Provision for impairment of investment properties	169	54,584	4,113	60,378
Gain on sales of investment properties (a)	(75,001)	(15,168)	(113,214)	(40,508)
FFO attributable to common shareholders	$53,731	$65,009	$168,421	$194,509

Impact on earnings from the early extinguishment of debt, net	10,618	5,354	17,635	8,985
Provision for hedge ineffectiveness	(4)	—	(25)	(13)
Reversal of excise tax accrual	—	(4,594)	—	(4,594)
Gain on extinguishment of other liabilities	—	—	—	(4,258)
Executive separation charges (b)	—	—	3,537	—
Other (c)	91	(73)	(909)	(199)
Operating FFO attributable to common shareholders	$64,436	$65,696	$188,659	$194,430

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
Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our unsecured revolving line of credit and our unsecured term loan (collectively, the Unsecured Credit Facility) and our unsecured notes.

Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow		Short-Term:
▪	Cash and cash equivalents	▪	Tenant allowances and leasing costs
▪	Available borrowings under our unsecured revolving	▪	Improvements made to individual properties that are not
	line of credit		recoverable through common area maintenance charges to tenants
▪	Proceeds from asset dispositions	▪	Debt repayments
▪	Proceeds from capital markets transactions	▪	Distribution payments
		▪	Acquisitions

Long-Term:
		▪	Major redevelopment, renovation or expansion activities
		▪	New development
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities which we have accomplished through a combination of the repayment and refinancing of maturing debt. We have funded debt repayments primarily through asset dispositions and capital markets transactions, including public offerings of our common and preferred stock and private and public offerings of senior unsecured notes. As of September 30, 2015, we had $77,754 of debt scheduled to mature through the end of 2015, of which $74,211 was repaid subsequent to September 30, 2015, including the construction loan. The remainder of our 2015 maturities consists of principal amortization, which we plan on satisfying using available cash on hand.
The table below summarizes our consolidated indebtedness as of September 30, 2015:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,212,712	6.01%	Various	3.9 years
Variable rate construction loan (b)	15,867	2.50%	November 2, 2015	0.1 years
Total mortgages payable	1,228,579	5.97%		3.9 years
Premium, net of accumulated amortization	2,013
Discount, net of accumulated amortization	(2)
Total mortgages payable, net	1,230,590
Unsecured notes payable:
Senior notes - 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	5.8 years
Senior notes - 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	8.8 years
Senior notes - 4.00% due 2025	250,000	4.00%	March 15, 2025	9.5 years
Subtotal	500,000	4.20%		8.5 years
Discount, net of accumulated amortization	(1,119)
Total unsecured notes payable, net	498,881
Unsecured credit facility:
Fixed rate portion of term loan (c)	300,000	1.99%	May 11, 2018	2.6 years
Variable rate portion of term loan	150,000	1.65%	May 11, 2018	2.6 years
Variable rate revolving line of credit (d)	130,000	1.70%	May 12, 2017	1.6 years
Total unsecured credit facility	580,000	1.84%		2.4 years

Total consolidated indebtedness, net	$2,309,471	4.55%		4.5 years

(a)	Includes $7,963 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2015.

(b)	Subsequent to September 30, 2015, the construction loan was repaid in conjunction with the disposition of Green Valley Crossing.

(c)
Reflects $300,000 of LIBOR-based variable rate debt that matures in May 2018 and is swapped to a fixed rate of 0.53875% plus a margin based on a leverage grid ranging from 1.45% to 2.00% through February 2016. The applicable margin was 1.45% as of September 30, 2015.

(d)
We have a one year extension option on the unsecured revolving line of credit, which we may exercise as long as we are in compliance with the terms of the unsecured credit agreement and we pay an extension fee equal to 0.15% of the commitment amount being extended.

Mortgages Payable
During the nine months ended September 30, 2015, we repaid or defeased mortgages payable in the total amount of $399,203 (excluding scheduled principal payments of $12,223 related to amortizing loans). The loans repaid or defeased during the nine months ended September 30, 2015 had a weighted average fixed interest rate of 6.10%.
During the three months ended September 30, 2015, the servicing of the Commercial Mortgage-Backed Security (CMBS) loan encumbering The Gateway was transferred to the special servicer at our request. This servicing transfer occurred notwithstanding the fact that the CMBS loan is currently performing. In 2014, this property was impaired below its debt balance, which was $94,823 as of September 30, 2015. The loan is non-recourse to us, except for customary non-recourse carve-outs.
Unsecured Notes Payable
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% notes. The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity. The proceeds were used to repay a portion of our unsecured revolving line of credit.
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
As of September 30, 2015, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.
Unsecured Credit Facility
In May 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an Unsecured Credit Facility aggregating to $1,000,000, consisting of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan. The Unsecured Credit Facility has a $450,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,450,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
The Unsecured Credit Facility is currently priced on a leverage grid at a rate of London Interbank Offered Rate (LIBOR) plus a margin ranging from 1.50% to 2.05%, plus a quarterly unused fee ranging from 0.25% to 0.30% depending on the undrawn amount, for the unsecured revolving line of credit and LIBOR plus a margin ranging from 1.45% to 2.00% for the unsecured term loan. We received investment grade credit ratings from two rating agencies in 2014. In accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. Upon making such an election and depending on our credit rating, the interest rate for the unsecured revolving line of credit would equal LIBOR plus a margin ranging from 0.90% to 1.70%, plus a facility fee ranging from 0.15% to 0.35%, and for the unsecured term loan, LIBOR plus a margin ranging from 1.05% to 2.05%. As of September 30, 2015, making such an election would have resulted in a higher interest rate and, as such, we have not made the election to convert to an investment grade pricing grid.
The unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of September 30, 2015, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.

Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of September 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of September 30, 2015. The table does not reflect the impact of any debt activity that occurred after September 30, 2015.

	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$61,887	$66,435	$319,708	$10,882	$448,052	$305,748	$1,212,712	$1,312,071
Unsecured credit facility - fixed rate portion of term loan (b)	—	—	—	300,000	—	—	300,000	301,179
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	497,606
Total fixed rate debt	61,887	66,435	319,708	310,882	448,052	805,748	2,012,712	2,110,856

Variable rate debt:
Construction loan	15,867	—	—	—	—	—	15,867	15,867
Unsecured credit facility	—	—	130,000	150,000	—	—	280,000	280,911
Total variable rate debt	15,867	—	130,000	150,000	—	—	295,867	296,778
Total debt (d)	$77,754	$66,435	$449,708	$460,882	$448,052	$805,748	$2,308,579	$2,407,634

Weighted average interest rate on debt:
Fixed rate debt	4.83%	5.01%	5.52%	2.16%	7.50%	4.42%	4.96%
Variable rate debt (e)	2.50%	—	1.70%	1.65%	—	—	1.72%
Total	4.36%	5.01%	4.42%	1.99%	7.50%	4.42%	4.55%

(a)
Includes $7,963 of variable rate mortgage debt that was swapped to a fixed rate as of September 30, 2015. Excludes mortgage premium of $2,013 and discount of $(2), net of accumulated amortization, which was outstanding as of September 30, 2015.

(b)
$300,000 of LIBOR-based variable rate debt that matures in May 2018 has been swapped to a fixed rate through February 24, 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,119), net of accumulated amortization, which was outstanding as of September 30, 2015.

(d)	As of September 30, 2015, the weighted average years to maturity of consolidated indebtedness was 4.5 years.

(e)	Represents interest rates as of September 30, 2015.
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
In March 2013, we established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock, having an aggregate offering price of up to $200,000, from time to time. The net proceeds are expected to be used for general corporate purposes, which may include repaying debt, including our unsecured revolving line of credit, and funding acquisitions or other growth initiatives. We did not sell any shares under our ATM equity program during the nine months ended September 30, 2015. As of September 30, 2015, we had Class A common shares having an aggregate offering price of up to $115,165 remaining available for sale under our ATM equity program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
The following table provides summary information regarding our properties under development as of September 30, 2015, including one consolidated joint venture and three wholly-owned properties. As of September 30, 2015, we did not have any significant active construction ongoing at these properties, and, currently, we only intend to develop the remaining potential GLA to the extent that we have pre-leased substantially all of the space to be developed.

Location	Property Name	Our Ownership Percentage	Carrying Value		Construction Loan Balance
Henderson, Nevada	Green Valley Crossing	50.0%	$1,561	(a)	$15,867
Billings, Montana	South Billings Center	100.0%	5,157		—
Nashville, Tennessee	Bellevue Mall	100.0%	29,430		—
Henderson, Nevada	Lake Mead Crossing	100.0%	10,860		—
			$47,008	(b)	$15,867

(a)
The carrying value represents the portion of the property under development and excludes $28,398 of costs, net of accumulated depreciation, placed in service, $2,288 of which was placed in service during the nine months ended September 30, 2015 based upon completion of construction of approximately 18,500 square feet of available retail space at Green Valley Crossing. The construction loan encumbered the entire property, including the portion placed in service as well as the portion under development. Subsequent to September 30, 2015, the construction loan was repaid in conjunction with the disposition of the property.

(b)	There is no income attributable to developments in progress.
Dispositions
We continue to execute on our long-term portfolio repositioning strategy of disposing of select non-strategic and non-core properties in order to facilitate our external growth initiatives. The following table highlights our asset dispositions during 2014 and the nine months ended September 30, 2015:

	Number of Assets Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Mortgage Debt Extinguished (b)
2015 Dispositions (through September 30, 2015)	20	3,069,600	$405,454	$394,935	$9,775
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713

(a)	Represents total consideration net of transaction costs.

(b)	Excludes mortgages payable repaid prior to disposition transactions.
In addition to the transactions presented in the above table, we received net proceeds of $272 and $1,023 from other transactions, including condemnation awards and the sale of parcels at certain of our properties, during the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

Acquisitions
We continue to execute on our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2014 and the nine months ended September 30, 2015:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2015 Acquisitions (through September 30, 2015) (b)	9	1,029,300	$416,588	$416,588	$—	$—
2014 Acquisitions (c)	11	1,339,400	$348,061	$289,561	$141,698	$113,358

(a)	Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture as well as acquisitions from unaffiliated third parties.

(b)
2015 acquisitions include the purchase of a land parcel at our Lake Worth Towne Crossing multi-tenant retail operating property and a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows
Cash flows during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 are summarized as follows:

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by operating activities	$209,076	$197,952	$11,124
Cash used in investing activities	(27,992)	(21,019)	(6,973)
Cash used in financing activities	(176,838)	(167,293)	(9,545)
Increase in cash and cash equivalents	4,246	9,640	(5,394)
Cash and cash equivalents, at beginning of period	112,292	58,190
Cash and cash equivalents, at end of period	$116,538	$67,830
Cash Flows from Operating Activities
Net cash provided by operating activities consists primarily of net income from property operations, adjusted for the following, among others, (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gain on sales of investment properties, (iv) gain on extinguishment of other liabilities, and (v) gain on change in control of investment properties. Net cash provided by operating activities during the nine months ended September 30, 2015 increased $11,124 primarily due to the following:

•	a $5,201 reduction in cash paid for interest;

•	a $2,937 increase in NOI (including an increase in NOI from continuing operations of $2,856);

•	a $667 decrease in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts.
Cash Flows used in Investing Activities
Net cash used in investing activities consists primarily of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, net of proceeds from the sales of investment properties, in addition to changes in restricted escrows. Net cash used in investing activities during the nine months ended September 30, 2015 increased $6,973 primarily due to the following:

•	a $255,621 increase in cash paid to purchase investment properties;

partially offset by

•	a $230,626 increase in proceeds from the sales of investment properties; and

•	a $20,592 net change in restricted escrow activity, of which $19,260 relates to acquisition deposits.
We will continue to execute on our investment strategy by disposing of certain non-strategic and non-core properties. The majority of the proceeds from disposition activity for the remainder of 2015 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets and repay debt. In addition, tenant improvement costs associated with re-leasing vacant space and strategic remerchandising efforts across the portfolio may continue to be significant.
Cash Flows from Financing Activities
Net cash provided by financing activities primarily consists of proceeds from our Unsecured Credit Facility and the issuance of debt instruments and equity securities, partially offset by repayments on our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury securities in connection with defeasance of mortgages payable. Net cash used in financing activities during the nine months ended September 30, 2015 increased $9,545 primarily due to the following:

•	a $159,034 increase in principal payments on mortgages payable; and

•	the purchase of $81,547 of U.S. Treasury securities in connection with defeasance of mortgages payable during the nine months ended September 30, 2015;
partially offset by

•	a $237,000 increase in net proceeds from our Unsecured Credit Facility.
We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
During the nine months ended September 30, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including those relating to the acquisition of investment properties, impairment of long-lived assets and unconsolidated joint ventures, cost capitalization, depreciation and amortization, development and redevelopment, investment properties held for sale, partially-owned entities, derivative and hedging, revenue recognition, accounts and notes receivable and allowance for doubtful accounts and income taxes. For the nine months ended September 30, 2015, there were no significant changes to these policies.
Impact of Recently Issued Accounting Pronouncements
See Note 2 — Summary of Significant Accounting Policies to our condensed consolidated financial statements contained herein regarding recently issued accounting pronouncements.
Subsequent Events
Subsequent to September 30, 2015, we:

•	repaid mortgages payable with an aggregate principal balance of $67,319 and a weighted average interest rate of 4.97%;

•
closed on the disposition of Green Valley Crossing, a 96,400 square foot development property located in Henderson, Nevada, which was held in a consolidated joint venture, to an affiliate of our joint venture partner. Concurrently, the joint venture was dissolved. The property was disposed for a sales price of $35,000 with an anticipated gain on sale of approximately $3,904, of which approximately $528 will be allocated to the noncontrolling interest holder as its share of the anticipated gain. The variable rate construction loan with a principal balance of $15,949 and an interest rate of 2.50% as of the disposition date was repaid in conjunction with the sale; and

•
closed on the acquisition of a 12,300 square foot single-user outparcel located at Royal Oaks Village II, our existing multi-tenant retail operating property located in Houston, Texas, for a gross purchase price of $6,841.

On October 7, 2015, Niall J. Byrne departed as our Executive Vice President and President of Property Management. In connection with his departure, Mr. Byrne is entitled to receive a cash payment of $677 and acceleration of vesting with respect to all of his outstanding unvested shares of restricted stock. In total, we expect to record realignment separation charges of approximately $1,193 during the fourth quarter of 2015 related to Mr. Byrne’s departure.
On October 27, 2015, our Board declared the cash dividend for the fourth quarter of 2015 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on December 31, 2015 to preferred shareholders of record at the close of business on December 21, 2015.
On October 27, 2015, our Board declared the distribution for the fourth quarter of 2015 of $0.165625 per share on our outstanding Class A common stock, which will be paid on January 8, 2016 to Class A common shareholders of record at the close of business on December 23, 2015.

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
As of September 30, 2015, we had $307,963 of variable rate debt based on LIBOR that was swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of September 30, 2015 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of unsecured credit facility	$300,000	February 24, 2016	$292
Heritage Towne Crossing	7,963	September 30, 2016	88
	$307,963		$380
For a discussion concerning the scheduled debt maturities and principal amortization of our indebtedness as of September 30, 2015 for the remainder of 2015, each of the next four years and thereafter and the weighted average interest rates by year to evaluate the expected cash flows and sensitivity to interest rate changes, refer to Note 6 to the condensed consolidated financial statements and “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Maturities.”
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $332.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $98,163 lower than the fair value as of September 30, 2015.
We had $295,867 of variable rate debt, excluding $307,963 of variable rate debt that was swapped to fixed rate debt, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.72% as of September 30, 2015. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of September 30, 2015, interest expense would increase by approximately $2,959 on an annualized basis.
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
Based on management’s evaluation as of September 30, 2015, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
There were no changes to our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 1A. Risk Factors
Except to the extent updated below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such factors (including, without limitation, the matters discussed in Part I, “Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to our risk factors during the three months ended September 30, 2015 compared to those risk factors presented in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.  Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5.  Other Information
None.
Item 6.  Exhibits

Exhibit No.	Description

10.1	Indemnification Agreement, dated August 17, 2015, by and between the Registrant and Heath R. Fear (filed herewith).
10.2	Separation Agreement and General Release, dated October 2, 2015, by and between the Registrant and Niall J. Byrne (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three-Month Periods and Nine-Month Periods Ended September 30, 2015 and 2014, (iii) Condensed Consolidated Statements of Equity for the Nine-Month Periods Ended September 30, 2015 and 2014, (iv) Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2015 and 2014, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

By:	/s/ STEVEN P. GRIMES

Steven P. Grimes
President and Chief Executive Officer

Date:	November 4, 2015

By:	/s/ HEATH R. FEAR

Heath R. Fear
Executive Vice President,
Chief Financial Officer and Treasurer (Principal Financial Officer)

Date:	November 4, 2015

By:	/s/ JULIE M. SWINEHART

Julie M. Swinehart
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date:	November 4, 2015