Form 10-K
period 2015-12-31
RETAIL PROPERTIES OF AMERICA, INC.
filed 2016-02-17
CIK 1222840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of the Class A common stock held by non-affiliates was approximately $3.3 billion based upon the closing price as reported on the New York Stock Exchange on June 30, 2015 of $13.93 per share. (For this computation, the Registrant has excluded the market value of all shares of Class A common stock reported as beneficially owned by executive officers and directors of the Registrant. Such exclusion shall not be deemed to constitute an admission that any such person is an affiliate of the Registrant.)
Number of shares outstanding of the registrant’s classes of common stock as of February 12, 2016:
Class A common stock:    237,260,967 shares
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Registrant’s Proxy Statement relating to its Annual Meeting of Stockholders to be held on May 26, 2016 is incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III. The Registrant intends to file such Proxy Statement with the Securities and Exchange Commission no later than 120 days after the end of its fiscal year ended December 31, 2015.

RETAIL PROPERTIES OF AMERICA, INC.

PART I
All dollar amounts and share amounts in this Form 10-K in Items 1. through 7A. are stated in thousands with the exception of per share amounts. In this report, all references to “we,” “our,” and “us” refer collectively to Retail Properties of America, Inc. and its subsidiaries.
Item 1. Business
General
Retail Properties of America, Inc. is a real estate investment trust (REIT) and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2015, we owned 198 retail operating properties representing 28,930,000 square feet of gross leasable area (GLA). Our retail operating portfolio includes (i) power centers, (ii) neighborhood and community centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2015:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	52	11,973	96.1%	97.0%
Neighborhood and community centers	85	10,527	92.9%	93.9%
Lifestyle centers and mixed-use properties	14	5,214	90.5%	90.8%
Total multi-tenant retail	151	27,714	93.8%	94.7%
Single-user retail	47	1,216	100.0%	100.0%
Total retail operating portfolio	198	28,930	94.1%	94.9%
Office	1	895	100.0%	100.0%
Total operating portfolio	199	29,825	94.3%	95.1%

(a)	Includes leases signed but not commenced.
In addition to our operating portfolio, we owned one development property that was not under active development as of December 31, 2015.
Operating History
We are a Maryland corporation formed in March 2003 and have been publicly held and subject to U.S. Securities and Exchange Commission (SEC) reporting requirements since 2003. We were initially formed as Inland Western Retail Real Estate Trust, Inc. and on March 8, 2012, we changed our name to Retail Properties of America, Inc.
Business Objectives and Strategies
In 2012, management began a long-term portfolio repositioning effort to focus the portfolio on high quality, multi-tenant retail properties. The core objective of this effort is to become a dominant owner of multi-tenant retail properties in 10 to 15 target markets, owning 3,000,000 to 5,000,000 square feet in each market. We believe that concentrating our portfolio in multi-tenant retail properties in these target markets will allow us to optimize our local and regional operating platforms and enhance our operating performance. To date, we have identified 10 target markets: Dallas, Washington, D.C./Baltimore, New York, Atlanta, Seattle, Chicago, Houston, San Antonio, Phoenix and Austin, which generally feature one or more of the following characteristics:

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
Since the beginning of 2012, we have sold 113 properties, primarily in our non-target markets, for aggregate consideration of $1,756,593, including our pro rata share of unconsolidated joint ventures and two development properties, one of which had been held in a consolidated joint venture, with a majority of the proceeds used for debt reduction and the acquisition of high quality, multi-tenant retail assets within our target markets. Since we began executing on our external growth initiatives in the fourth quarter of 2013, we have purchased 23 properties for aggregate consideration of $1,006,803, including our pro rata share of unconsolidated joint ventures, resulting in an increase in consolidated GLA in our target markets by 3.5 million square feet and an increase in concentration to over 60% of multi-tenant retail annualized base rent (ABR) from our target markets as of December 31, 2015.
Competition
In seeking new investment opportunities, we compete with other real estate investors, including other REITs, pension funds, insurance companies, foreign investors, real estate partnerships, private equity funds, private individuals and other real estate companies, some of which may have a lower cost of capital than ours.
From an operational perspective, we compete with other property owners on a variety of factors, including, but not limited to, location, visibility, quality and aesthetic value of construction, and strength and name recognition of tenants. These factors combine to determine the level of occupancy and rental rates that we are able to achieve at our properties. Because our revenue potential may be linked to the success of retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience when trying to attract customers. These factors include other forms of retailing, including e-commerce and direct consumer sales, and general competition from other regional shopping centers. To remain competitive, we evaluate all of the factors affecting our centers and work to position them accordingly. We believe the principal factors that retailers consider in making their leasing decisions include:

•	consumer demographics;

•	quality, design and location of properties;

•	diversity of retailers within individual shopping centers;

•	management and operational expertise of the landlord; and

•	rental rates.
Based on these factors, we believe that the size and scope of our property portfolio and operating platform, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants. We believe that our long-term strategy of focusing on 10 to 15 target markets enhances our ability to drive revenue growth by more thoroughly understanding the local market dynamics and by increasing our market relevancy.
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

Americans with Disabilities Act (ADA)
Our properties must comply with Title III of the ADA to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to allow access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe our existing properties are substantially in compliance with the ADA and that we will not be required to incur significant capital expenditures to address the requirements of the ADA. Refer to Item 1A. “Risk Factors” for more information regarding compliance with the ADA.
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
Independent environmental consultants conducted Phase I Environmental Site Assessments or similar environmental audits for all of our investment properties. A Phase I Environmental Site Assessment is a written report that identifies existing or potential environmental conditions associated with a particular property. These environmental site assessments generally involve a review of records and visual inspection of the property, but do not include soil sampling or ground water analysis. These environmental site assessments have not revealed, nor are we aware of, any environmental liability that we believe will have a material effect on our operations. Refer to Item 1A. “Risk Factors” for more information regarding environmental matters.
Insurance
We carry comprehensive liability and property insurance coverage inclusive of fire, extended coverage, earthquake, terrorism and loss of income insurance covering all of the properties in our portfolio under a blanket policy. We believe the policy specifications and insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice. We believe that the properties in our portfolio are adequately insured. Terrorism insurance is carried on all properties in an amount and with deductibles that we believe are commercially reasonable. See Item 1A. “Risk Factors” for more information. The terrorism insurance is subject to exclusions for loss or damage caused by nuclear substances, pollutants, contaminants and biological and chemical weapons. Insurance coverage is not provided for losses attributable to riots or certain acts of God.
Employees
As of December 31, 2015, we had 240 employees.
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
Shareholders wishing to communicate directly with our board of directors or any committee can do so by writing to the attention of the Board of Directors or applicable committee in care of Retail Properties of America, Inc. at 2021 Spring Road, Suite 200, Oak Brook, Illinois 60523.
Item 1A. Risk Factors
In evaluating our company, careful consideration should be given to the following risk factors, in addition to the other information included in this annual report. Each of these risk factors could adversely affect our business operating results and/or financial condition, as well as adversely affect the value of our common stock, preferred stock or unsecured debt. In addition to the following disclosures, please refer to the other information contained in this report including the accompanying consolidated financial statements and the related notes.

RISKS RELATED TO OUR BUSINESS AND OUR PROPERTIES
There are inherent risks associated with real estate investments and with the real estate industry, each of which could have an adverse impact on our financial performance and the value of our properties.
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

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;

•	the convenience and quality of competing retail properties and other retailing options such as the internet;

•	adverse changes in the financial condition of tenants at our properties, including financial difficulties, lease defaults or bankruptcies;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds;

•	the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;

•
fluctuations in interest rates and the availability of financing, which could adversely affect our ability and the ability of potential buyers and tenants of our properties, to obtain financing on favorable terms or at all;

•
changes in, and changes in the enforcement of, laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the ADA; and

•	civil unrest, acts of war, terrorist attacks and natural disasters, including earthquakes and floods, which may result in uninsured and underinsured losses.
During a period of economic slowdown or recession, declining demand for real estate, or the public perception that any of these events may occur, could result in a general decline in rents or an increased incidence of defaults among our existing leases, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the per share trading prices of our Class A common stock and Series A preferred stock, as well as the market price of our debt securities, and our ability to satisfy our principal and interest obligations and to make distributions to our shareholders may be adversely affected.
Our financial condition and results of operations could be adversely affected by poor economic or market conditions where our properties are located, especially in the state of Texas where we have a high concentration of properties.
We are in the process of repositioning our portfolio into 10 to 15 target markets. To date, we have announced 10 of these markets, of which four are located in Texas where recent and potential future fluctuations in oil prices may adversely impact local economies. The economic conditions in markets where our properties are concentrated greatly influence our financial condition and results of operations. We are particularly susceptible to adverse economic and other developments in such areas, including increased unemployment, industry slowdowns, corporate layoffs or downsizing, relocations of businesses, decreased consumer confidence, adverse changes in demographics, increases in real estate and other taxes, increased regulation and natural disasters. As of December 31, 2015, approximately 24.7% of our GLA and approximately 27.1% of our ABR in our retail operating portfolio was in the state of Texas. More specifically, approximately 13.9% of our GLA and approximately 17.6% of our ABR in our retail operating portfolio is located in the Dallas-Fort Worth-Arlington area, which is our largest market. As such, poor economic or market conditions in Texas, particularly in the Dallas-Fort Worth-Arlington area, and in other markets in which our properties are concentrated may adversely affect our cash flow, financial condition and results of operations.

A shift in retail shopping from brick and mortar stores to online shopping may have an adverse impact on our cash flow, financial condition and results of operations.
Many retailers operating brick and mortar stores have made online sales a vital piece of their business. Although many of the retailers operating in our properties sell groceries and other necessity-based soft goods or provide services, including entertainment and dining options, the shift to online shopping may cause certain of our tenants to reduce the size or number of their retail locations in the future. As a result, our cash flow, financial condition and results of operations could be adversely affected.
We may choose to not renew leases or be unable to renew leases, lease vacant space or re-lease space as leases expire. In addition, rents associated with new or renewed leases may be less than expiring rents (lease roll-down) or, to facilitate leasing, we may choose to incur significant capital expenditures to improve our properties, which could adversely affect our cash flow, financial condition and results of operations.
Approximately 5.1% of the total GLA in our retail operating portfolio was vacant as of December 31, 2015, excluding leases signed but not commenced. In addition, leases accounting for approximately 29.2% of the ABR in our retail operating portfolio as of December 31, 2015 are scheduled to expire between 2016 and 2018. We may choose to not renew leases based on various strategic factors such as operating strength of the occupying tenant or its retail category, merchandising composition of the property or other leasing opportunities available to us. In our efforts to lease space, we compete with numerous developers, owners and operators of retail properties, many of whom own properties similar to, and in the same sub-markets as our properties. As a result, we cannot assure you that leases will be renewed or that current or future vacancies will be re-leased at rental rates equal to or above the current average rental rates without significant down time, or that substantial rent abatements, tenant improvements, lease inducements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. Additionally, we may incur significant capital expenditures or accommodate requests for renovations and other improvements to make our properties more attractive to tenants. If we choose to not renew leases or are unable to renew leases, lease vacant space or re-lease space as leases expire and rents associated with new or renewed leases are less than expiring rents or we incur significant capital expenditures to improve our properties, our cash flow, financial condition and results of operations could be adversely affected.
Our inability to collect rents from tenants or collect balances due on our leases from any tenants in bankruptcy may negatively impact our cash flow, financial condition and results of operations.
Substantially all of our income is derived from rentals of real property. If sales generated by stores operating in our properties decline sufficiently or if tenants encounter other significant financial hardships, tenants may be unable to pay their existing minimum rents or other charges, or tenants may decline to extend or renew a lease upon its expiration on terms favorable to us, or at all, or may even exercise early termination rights (to the extent available). If a significant number of our tenants are unable to make their rental payments to us or otherwise meet their lease obligations, our cash flow, financial condition and results of operations may be materially adversely affected. In addition, although minimum rent is generally supported by long-term lease contracts, tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed by that party, which may adversely affect our cash flow, financial condition and results of operations.
If any of our anchor tenants experience a downturn in their business or terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Anchor tenants occupy a significant amount of the square footage and pay a significant portion of the total rent in our retail operating portfolio. Specifically, our 20 largest tenants based on ABR represent 40.3% of GLA and 33.9% of ABR as of December 31, 2015. In addition, anchor tenants and “shadow” anchors, retailers in or adjacent to our properties that occupy space we do not own, contribute to the success of other tenants by drawing customers to a property. The bankruptcy, insolvency or downturn in business of one of our anchor tenants could result in another tenant vacating its space, defaulting on its lease obligations, terminating its lease or renewing its lease at lower rental rates. As a result, our cash flow, financial condition and results of operations could be adversely affected.
If small shop tenants are not successful and, consequently, terminate their leases, our cash flow, financial condition and results of operations could be adversely affected.
Small shop tenants, those that occupy less than 10,000 square feet, in our retail operating portfolio represent 28.9% of GLA, but 41.3% of ABR as of December 31, 2015. Such tenants generally have more limited resources than larger tenants and, as a result, may be more vulnerable to negative economic conditions. If a significant number of our small shop tenants experience financial difficulties or are unable to remain open, our cash flow, financial condition and results of operations could be adversely affected.
Many of the leases at our retail properties contain provisions, which, if triggered, may allow tenants to pay reduced rent, cease operations or terminate their leases, any of which could adversely affect our cash flow, financial condition and results of operations.
Some anchor tenants have the right to vacate their space and continue to pay rent through the end of their lease term, which inhibits our ability to re-lease the space during that period. Additionally, many of the leases at our retail properties contain provisions that condition a tenant’s obligation to remain open, the amount of rent payable by the tenant or potentially the tenant’s obligation to remain in the lease, depending on certain factors, including: (i) the presence and continued operation of a certain anchor tenant or tenants, (ii) minimum occupancy levels at the applicable property or (iii) tenant sales amounts. If such a provision is triggered by a failure of any of these or other applicable conditions, a tenant could have the right to cease operations at the applicable property, have its rent reduced or terminate its lease early. A tenant ceasing operations as a result of these provisions could cause a decrease in customer traffic and related decreased sales for other tenants at that property. To the extent these provisions result in lower revenue, our cash flow, financial condition and results of operations could be adversely affected.
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
In order to maintain our qualification as a REIT, we are generally required under the Code to annually distribute to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. In addition, as a REIT, we will be subject to income tax at regular corporate rates to the extent that we distribute less than 100% of our REIT taxable income, including any net capital gains. Because of these distribution requirements, we may not be able to fund future capital needs (including redevelopment and acquisition activities, payments of principal and interest on our existing debt, tenant improvements and leasing costs) from operating cash flow. Consequently, we may rely on third party sources to fund our capital needs. We may not be able to obtain the necessary capital on favorable terms, in the time period we desire, or at all. Additional debt we incur may increase our leverage, expose us to the risk of default and may impose operating restrictions on us, and any additional equity we raise could be dilutive to existing shareholders. Our access to third party sources of capital depends, in part, on general market conditions, the market’s view of the quality of our assets, operating platform and growth potential, our current debt levels, and our current and expected future earnings, cash flow and distributions to our shareholders. If we cannot obtain capital from third party sources, we may be unable to acquire or develop properties when strategic opportunities exist, satisfy our principal and interest obligations or make cash distributions to our shareholders necessary to maintain our qualification as a REIT.
We may be unable to sell a property at the time we desire on favorable terms or at all, which could limit our ability to access capital through dispositions and could adversely affect our cash flow, financial condition and results of operations.
A key component of our strategic plan is to pursue targeted dispositions. However, real estate investments generally cannot be sold quickly. Our ability to dispose of properties on advantageous terms depends on factors beyond our control, including competition from other sellers, increases in market capitalization rates and the availability of attractive financing for potential buyers of our properties, and we cannot predict the various market conditions affecting real estate investments that will exist at any particular time in the future. As a result of the uncertainty of market conditions, we cannot provide any assurance that we will be able to sell properties at a profit, or at all. In addition, and subject to certain safe harbor provisions, the Code generally imposes a 100% tax on gain recognized by REITs upon the disposition of assets if the assets are held primarily for sale in the ordinary course of business, rather than for investment, which may cause us to forego or defer sales of properties that otherwise would be attractive from a pre-tax perspective. Accordingly, our ability to access capital through dispositions may be limited, which could limit our ability to fund future capital needs.
We may be unable to complete acquisitions and even if acquisitions are completed, our operating results at acquired properties may not meet our financial expectations.
A key component of our strategic plan is to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•
we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs, real estate operating companies and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•	we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations; and

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

If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.
Future joint venture investments could be adversely affected by our lack of sole decision-making authority.
As of December 31, 2015, we had no properties held in joint ventures. Any joint venture arrangements in which we may engage in the future could be subject to various risks including, among others: (i) lack of exclusive control over the joint venture, which may prevent us from taking actions that are in our best interest, (ii) future capital constraints of our partners, which may force us to contribute more capital than we anticipated to cover the joint venture’s liabilities, (iii) actions by our partners that could jeopardize our REIT status or the tax status of the joint venture, requiring us to pay taxes or subject properties owned by the joint venture to liabilities greater than those contemplated by the terms of the joint venture agreements, and (iv) disputes between us and our partners, which may result in litigation or arbitration that would increase our expenses and require our officers and/or directors to focus a disproportionate amount of their time and effort on the joint venture. If any of the foregoing were to occur, our cash flow, financial condition and results of operations could be adversely affected.
Development and redevelopment activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
As of December 31, 2015, we do not have any active development projects but we anticipate engaging in redevelopment activities within our portfolio in 2016. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:

•	expenditure of capital and time on projects that may never be completed;

•	failure or inability to obtain financing on favorable terms or at all;

•	higher than estimated construction or operating costs, including labor and material costs;

•
inability to complete construction and lease-up on schedule due to a number of factors, including weather, labor disruptions, construction delays, delays or failure to receive zoning or other regulatory approvals, acts of terror or other acts of violence, or acts of God (such as fires, earthquakes or floods);

•	significant time lag between commencement and stabilization subjecting us to delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition; and

•	occupancy and rental rates at a newly completed project that may not meet expectations.
If any of the above events were to occur, the development or redevelopment of the properties may hinder our growth and may have an adverse effect on our cash flow, financial condition and results of operations. In addition, new development and significant redevelopment activities, regardless of whether or not they are ultimately successful, typically require substantial time and attention from management.
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
We have 14 properties in our portfolio that are either completely or partially on land that is owned by third parties and leased to us pursuant to ground leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. Assuming that we exercise all available options to extend the terms of our ground leases, all of our ground leases will expire between 2048 and 2107. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect us.
Uninsured losses or losses in excess of insurance coverage could materially and adversely affect our cash flow, financial condition and results of operations.
Each tenant is responsible for insuring its goods and demised premises and, in most circumstances, is required to reimburse us for a share of the cost of acquiring comprehensive insurance for the property, including casualty, liability, fire and extended coverage customarily obtained for similar properties in amounts which have been determined as sufficient to cover reasonably foreseeable losses. Tenants with a net lease typically are required to pay all insurance costs associated with their space. However, material losses may occur in excess of insurance proceeds with respect to any property and, specific to net leases, tenants may fail to obtain adequate insurance. Additionally, losses of a catastrophic nature including loss due to wars, acts of terrorism, earthquakes, floods, hurricanes, wind, other natural disasters, pollution or environmental matters may be considered uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In the instance of a loss that is uninsured or that exceeds policy limits, a significant portion of the capital invested in the damaged property could be lost, as well as the anticipated future revenue of the property, which could materially and adversely affect our financial condition and results of operations. A variety of factors, including, among others, changes in building codes and ordinances and environmental considerations, might also make it impractical or undesirable to use insurance proceeds to replace a property after it has been damaged or destroyed. Furthermore, we may be unable to obtain adequate insurance coverage at reasonable costs in the future, as the costs associated with property and casualty renewals may be higher than anticipated.
A number of our properties are located in areas which are susceptible to, and could be significantly affected by, natural disasters that could cause significant damage. For example, many of our properties are located in coastal regions and would, therefore, be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms. In addition, some of our properties are located in California and other regions that are especially susceptible to earthquakes.

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
Under the ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Although we believe the properties in our portfolio substantially comply with the present requirements of the ADA, we have not conducted an audit or investigation of all of our properties to determine our compliance, nor can we be assured that requirements will not change. The obligation to make readily achievable accommodations is an ongoing one, and we will continue to assess our properties and make alterations as appropriate in this respect. If one or more of the properties in our portfolio is not in compliance with the ADA, we would be required to incur additional costs to bring the property into compliance, and it could result in the imposition of fines or an award of damages to private litigants. Additional federal, state and local laws may also require modifications to our properties, or restrict our ability to renovate our properties. We cannot predict the ultimate cost of compliance with the ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.
We may incur liability with respect to contaminated property or incur costs to comply with environmental laws, which may negatively impact our cash flow, financial condition and results of operations.
Under various federal, state and local laws, ordinances and regulations, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or release of hazardous substances, waste, or petroleum products at, on, in, under or from such property, including costs for investigation, remediation, natural resource damages or third party liability for personal injury or property damage. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence or release of such materials, and the liability may be joint and several. In addition, the presence of contamination or the failure to remediate contamination at our properties may adversely affect our ability to sell, redevelop, or lease such property or to borrow using the property as collateral. Environmental laws may also create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on our properties, environmental laws may impose restrictions on the manner in which that property may be used or how businesses may be operated on that property. Some of our properties have been or may be impacted by contamination arising from current or prior uses of the property or adjacent properties for commercial or industrial purposes. Such contamination may arise from spills of petroleum or hazardous substances or releases from tanks used to store such materials. We may also be liable for the costs of remediating contamination at off-site disposal or treatment facilities when we arrange for disposal or treatment of hazardous substances at such facilities. The environmental site assessments described in Item 1. “Business — Environmental Matters” have a limited scope and may not reveal all potential environmental liabilities. Further, material environmental conditions may have arisen after the review was completed or may arise in the future, and future laws, ordinances or regulations may impose additional material environmental liability beyond what was known at the time the site assessment was conducted.
In addition, our properties are subject to various federal, state and local environmental, health and safety laws, including laws governing the management of waste and underground and aboveground storage tanks. Noncompliance with these environmental, health and safety laws could subject us or our tenants to liability, which could affect a tenant’s ability to make rental payments to us. Moreover, changes in laws could increase the potential costs of compliance with environmental, health and safety laws or increase liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations, or those of our tenants, which could in turn have a material adverse effect on us.
As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material, or ACM. Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with these requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur if not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants can be alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or to increase ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.
To the extent we incur costs or liabilities as a result of environmental issues, our cash flow, financial condition and results of operations could be materially and adversely affected.
We may experience a decline in the fair value of our assets, which could materially and adversely impact our results of operations.
A decline in the fair value of our assets may require us to recognize an impairment charge on such assets under accounting principles generally accepted in the United States (GAAP) if we were to determine that we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery to the asset’s carrying value. If such a determination were to be made, we would recognize an impairment charge through earnings and write down the carrying value of such assets to a new cost basis based on the fair value of such assets on the date they are considered to not be recoverable. For the years ended December 31, 2015, 2014 and 2013, we recognized aggregate impairment charges related to investment properties of $19,937, $72,203 and $92,033, respectively (including $32,547 reflected in discontinued operations for the year ended December 31, 2013). We may be required to recognize additional asset impairment charges in the future.
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.
We face risks associated with security breaches, whether through (i) cyber attacks or cyber intrusions, (ii) malware, (iii) computer viruses, (iv) people with access or who gain access to our systems, and (v) other significant disruptions of our IT networks and related systems. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. A security breach or other significant disruption involving our IT networks and related systems could significantly disrupt the proper functioning of our networks and systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.
Our success depends on key personnel whose continued service is not guaranteed.
We depend on the efforts and expertise of our senior management team to manage our day-to-day operations and strategic business direction. While we have retention and severance agreements with certain members of our executive management team that provide for certain payments in the event of a change of control or termination without cause, we do not have employment agreements with the members of our executive management team. Therefore, we cannot guarantee their continued service. The loss of their services, and our inability to find suitable replacements, could have an adverse effect on our operations.
RISKS RELATED TO OUR DEBT FINANCING
We are generally subject to the risks associated with debt financing and our debt service obligations could adversely affect our financial health and operating flexibility.
Required principal and interest payments on our indebtedness reduce funds available for tenant improvements and leasing costs, as well as external growth initiatives and distributions to our shareholders. Our existing debt financing and debt service obligations also increase our vulnerability to general adverse economic and industry conditions, including increases in interest rates. In addition, as our existing debt comes due, we may be unable to refinance it or access additional capital on favorable terms, which could adversely affect our cash flow, financial condition and results of operations.

Credit ratings may not reflect all the risks of an investment in our debt or preferred shares.
Our credit ratings are an assessment by rating agencies of our ability to pay our debts and preferred dividends when due. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our publicly-traded debt or preferred shares. Credit ratings may be revised or withdrawn at any time by the rating agency at its sole discretion. We do not undertake any obligation to maintain the ratings or advise holders of our debt or preferred shares of any change in our ratings. There can be no assurance that we will be able to maintain our current credit ratings. Adverse changes in our credit ratings could impact our ability to obtain additional debt and equity financing on favorable terms, if at all, and could significantly reduce the market prices of our publicly-traded debt or preferred shares.
Our cash flow, financial condition and results of operations could be adversely affected by financial and other covenants and provisions under the unsecured credit agreement governing our unsecured revolving line of credit and unsecured term loan (the Unsecured Credit Agreement), or other debt agreements, including the Indenture, as supplemented, governing our 4.00% notes (the Indenture) and the note purchase agreement governing our Series A and Series B notes (the Note Purchase Agreement).
The Unsecured Credit Agreement, the Indenture, the Note Purchase Agreement and any future debt agreements require, or may require, compliance with certain financial and operating covenants, including, among others, the requirement to maintain maximum unencumbered, secured and consolidated leverage ratios, minimum interest, fixed charge, debt service and unencumbered interest coverage ratios, a minimum ratio of assets to unsecured debt and a minimum consolidated net worth. They also contain or may contain customary events of default, including defaults on any of our recourse indebtedness in excess of $50,000. The provisions of these agreements could limit our ability to obtain additional funds needed to address cash shortfalls or pursue growth opportunities or other accretive transactions.
In addition, our senior unsecured debt obligations, including our Unsecured Credit Facility, 4.00% notes and our Series A and Series B notes, are pari passu in priority of payment. Therefore, a breach of these covenants or other events of default would allow the lenders to require us to accelerate payment of amounts outstanding under one or all of these agreements. If payment is accelerated, our liquid assets may not be sufficient to repay such debt in full and, as a result, such an event may have a material adverse effect on our cash flow, financial condition and results of operations.
Additionally, we have a cross-collateralized pool of mortgages that is secured by IW JV 2009, LLC (IW JV), a previously consolidated joint venture that became wholly-owned in April 2012. This pool of mortgages is subject to a lockbox and cash management agreement pursuant to which substantially all of the income generated by the 48 properties, which secured the outstanding mortgages payable as of December 31, 2015, is deposited directly into a lockbox account established by the lender. In the event of a default or the debt service coverage ratio falling below a set amount, the cash management agreement provides that excess cash flow will be swept into a cash management account for the benefit of the lender and held as additional security after the payment of interest and approved property operating expenses. In the event of a default, cash will not be distributed to us from these accounts until the earlier of a cash sweep event cure or the repayment of the mortgage loans. As of December 31, 2015, we were in compliance with the terms of the cash management agreement; however, if an event of default were to occur, we may be forced to borrow funds in order to make distributions to our shareholders and maintain our qualification as a REIT.
Given the restrictions in our debt covenants on these and other activities, we may be limited in our operating and financial flexibility and in our ability to respond to changes in our business or to pursue strategic opportunities in the future.
Increases in interest rates would cause our borrowing costs to rise and may limit our ability to refinance debt.
Although a significant amount of our outstanding debt has fixed interest rates, we also borrow funds at variable interest rates. Increases in interest rates would increase our interest expense on any outstanding unhedged variable rate debt and would affect the terms under which we refinance our existing debt as it matures, which would adversely affect our cash flow, financial condition and results of operations.
Defaults on secured indebtedness may result in foreclosure. In addition, mortgages sometimes include cross-collateralization or cross-default provisions that increase the risk that more than one property may be affected by a default.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate our debt obligations and foreclose and/or take control of the properties that secure their loans. In the event of a default under any of our recourse indebtedness, we may also remain liable for any deficiency between the value of the property securing such loan and the principal and accrued interest on the loan. In addition, as a result of cross-collateralization or cross-default provisions contained in certain of our mortgage loans, a default under one mortgage loan could result in a default on other indebtedness and cause us to lose other better performing properties, which could materially and adversely affect our financial condition and results of operations.
Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.
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
Subject to applicable legal and regulatory requirements, our charter authorizes our board of directors, without shareholder approval, to increase the aggregate number of authorized shares of stock or the number of authorized shares of stock of any class or series, to issue authorized but unissued shares of our common stock or preferred stock, classify or reclassify any unissued shares of our common stock or preferred stock and to set the preferences, rights and other terms of such classified or unclassified shares. As a result, we may issue series or classes of common stock or preferred stock with preferences, dividends, powers and rights, voting or otherwise, that are senior to, or otherwise conflict with, the rights of holders of our common stock. The Company has also established an at-the-market equity program under which it may sell shares of its Class A common stock having an aggregate offering price of up to $250,000 from time to time. In addition, our board of directors could establish a series of preferred stock that could, depending on the terms of such series, delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or that our shareholders may believe is in their best interests.
Certain provisions of our charter may limit the ability of a third party to acquire control of our company.
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
Certain provisions of the Maryland General Corporation Law, or MGCL, may have the effect of inhibiting or deterring a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide our common stockholders with the opportunity to realize a premium over the then prevailing market price of such shares, including:

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
Our rights and the rights of our shareholders to take action against our directors and officers are limited, which could limit shareholder recourse in the event of actions that our shareholders do not believe are in their best interests.
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
In addition, our charter and bylaws and indemnification agreements that we have entered into with our directors and certain of our officers require us to indemnify our directors and officers, among others, for actions taken by them in those capacities to the maximum extent permitted by Maryland law. As a result, we and our shareholders may have more limited rights against our directors and officers than might otherwise exist. Accordingly, in the event that actions taken in good faith by any of our directors or officers impede the performance of our company, your ability to recover damages from such director or officer will be limited. In addition, we will be obligated to advance the defense costs incurred by our directors and officers with indemnification agreements, and may, at the discretion of our board of directors, advance the defense costs incurred by our employees and other agents, in connection with legal proceedings.
Our charter contains provisions that make removal of our directors difficult, which could make it difficult for our shareholders to effect changes to our management.
Our charter provides that a director may only be removed for cause upon the affirmative vote of holders of a majority of the votes entitled to be cast in the election of directors. Vacancies may be filled only by a majority vote of the remaining directors in office, even if less than a quorum. These requirements make it more difficult to change our management by removing and replacing directors and may prevent a change of control that is in the best interests of our shareholders.

RISKS RELATED TO OUR REIT STATUS
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
Our cash flows may be insufficient to fund distributions required to maintain our qualification as a REIT as a result of differences in timing between the actual receipt of income and the recognition of income for U.S. federal income tax purposes, or the effect of non-deductible expenditures, such as capital expenditures, payments of compensation for which Section 162(m) of the Code denies a deduction, the creation of reserves or required amortization payments. If we do not have other funds available in these situations, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales, in order to satisfy our REIT distribution requirements. Such actions could adversely affect our cash flow and results of operations.
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
Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.
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
If anyone attempts to transfer or own shares of our stock in a way that would violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit, unless such ownership limits have been waived by our board of directors, or in a way that would prevent us from continuing to qualify as a REIT, those shares instead will be transferred to a trust for the benefit of a charitable beneficiary and will be either redeemed by us or sold to a person whose ownership of the shares will not violate the aggregate stock ownership limit, the common stock ownership limit or the preferred stock ownership limit. Purported transferees generally bear any decline in the market price of such stock held in such trust, but do not benefit from any increase. If this transfer to a trust fails to prevent such a violation or our disqualification as a REIT, then the initial intended transfer or ownership will be null and void from the outset.
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
GENERAL INVESTMENT RISKS
The market prices and trading volume of our debt and equity securities may be volatile.
The market prices of our debt and equity securities depend on various factors which may be unrelated to our operating performance or prospects. We cannot assure you that the market prices of our debt and equity securities, including our Class A common stock, will not fluctuate or decline significantly in the future.
A number of factors could negatively affect, or result in fluctuations in, the prices or trading volume of our debt and equity securities, including:

•	actual or anticipated changes in our operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	adverse market reaction to any indebtedness we incur in the future;

•	equity issuances or buybacks by us or the perception that such issuances or buybacks may occur;

•	increases in market interest rates or decreases in our distributions to shareholders that lead purchasers of our shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	changes in real estate valuations;

•	additions or departures of key management personnel;

•
changes in the real estate industry, including increased competition due to shopping center supply growth, and in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;

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
Increases in market interest rates may result in a decrease in the value of our publicly-traded debt and equity securities.
One of the factors that may influence the prices of our publicly-traded debt and equity securities is the interest rate on our publicly-traded debt and the dividend yield on our common and preferred stock relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. We therefore may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded debt and equity securities.
Future offerings of debt securities, which would be senior to our common and preferred stock, or equity securities, which would dilute the interests of our existing shareholders and may be senior to our existing common stock, may adversely affect the market prices of our common and preferred stock.
We have issued one series of preferred stock, $500,000 of unsecured notes and have established an at-the-market (ATM) equity program under which we may sell shares of our Class A common stock. In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including senior or subordinated notes and classes of preferred or common stock. Holders of debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. Furthermore, offerings of common stock or other equity securities may dilute the holdings of our existing shareholders. We are not required to offer any such equity securities to existing shareholders on a preemptive basis, and future offerings of debt or equity securities, or perceptions that such offerings may occur, may reduce the market prices of our common and preferred stock or the distributions that we pay with respect to our common stock. Because we may generally issue any such debt or equity securities in the future without obtaining the consent of our shareholders, our shareholders bear the risk of our future offerings reducing the market prices of our common and preferred stock and diluting their proportionate ownership.
The change of control conversion feature of our Series A preferred stock may make it more difficult for a party to take over our company or discourage a party from taking over our company.
Upon the occurrence of a change of control (as defined in our Articles Supplementary for our Series A preferred stock), holders of our Series A preferred stock will have the right to convert some or all of their Series A preferred stock into shares of our common stock, or equivalent value of alternative consideration, unless we have provided notice of our election to redeem our Series A preferred stock. Upon such a conversion, the preferred holders will be limited to a maximum number of shares of our common stock equal to 4.1736, subject to certain adjustments, multiplied by the number of shares of Series A preferred stock converted.

The change of control conversion feature of our Series A preferred stock may have the effect of discouraging a third party from making an acquisition proposal for our company or of delaying, deferring or preventing certain change of control transactions of our company under circumstances that our shareholders may otherwise believe are in their best interests.
Our ability to pay dividends is limited by the requirements of Maryland law.
Our ability to pay dividends on our common stock and Series A preferred stock is limited by the laws of the State of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution if, after giving effect to the distribution, the corporation would not be able to pay its debts as they become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on our common stock or Series A preferred stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of our common stock or Series A preferred stock, respectively.
Changes in accounting standards may adversely impact our financial results.
The Financial Accounting Standards Board, in conjunction with the SEC, has several key projects on its agenda that could impact how we currently account for material transactions, including lease accounting and other convergence projects with the International Accounting Standards Board. At this time, we are unable to predict with certainty which, if any, proposals may be passed or what level of impact any such proposal could have on the presentation of our consolidated financial statements, results of operations and financial ratios required by our debt covenants.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
The following table sets forth summary information regarding our consolidated operating portfolio as of December 31, 2015. Dollars (other than per square foot information) and square feet of GLA are presented in thousands. This information is grouped into divisions based on the manner in which we have structured our asset management, property management and leasing operations. For additional property details on our consolidated operating portfolio, see “Real Estate and Accumulated Depreciation (Schedule III)” herein.

Division	Number of Properties	ABR	% of Total Retail ABR (a)	ABR per Occupied Sq. Ft.	GLA	% of Total Retail GLA (a)	Occupancy (b)
Eastern Division
Alabama, Connecticut, Florida, Georgia, Indiana, Maine, Maryland, Massachusetts, Michigan, Missouri, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Vermont, Virginia	120	$238,269	53.8%	$15.56	16,207	56.0%	94.5%
Western Division
Arizona, California, Colorado, Illinois, Louisiana, New Mexico, Oklahoma, Texas, Utah, Washington	78	204,768	46.2%	17.19	12,723	44.0%	93.6%

Total retail operating portfolio	198	443,037	100.0%	16.27	28,930	100.0%	94.1%
Office	1	10,476		11.71	895		100.0%
Total consolidated operating portfolio	199	$453,513		$16.12	29,825		94.3%

(a)	Percentages are only provided for our retail operating portfolio.

(b)
Calculated as the percentage of economically occupied GLA as of December 31, 2015. Including leases signed but not commenced, our retail operating portfolio and our consolidated operating portfolio were 94.9% and 95.1% leased, respectively, as of December 31, 2015.

The following table sets forth information regarding the 20 largest tenants in our retail operating portfolio based on ABR as of December 31, 2015. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Tenant	Primary DBA	Number of Stores	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	Occupied GLA	% of Occupied GLA
Ahold U.S.A. Inc.	Giant Foods, Stop & Shop, Martin's	11	$13,275	3.0%	$19.67	675	2.5%
Best Buy Co., Inc.	Best Buy, Pacific Sales	21	12,697	2.9%	15.24	833	3.1%
The TJX Companies, Inc.	HomeGoods, Marshalls, T.J. Maxx	40	10,833	2.4%	9.17	1,181	4.3%
Ross Stores, Inc.		32	10,583	2.4%	11.22	943	3.5%
Bed Bath & Beyond Inc.	Bed Bath & Beyond, Buy Buy Baby, The Christmas Tree Shops, Cost Plus World Market	26	9,492	2.1%	13.72	692	2.5%
Rite Aid Corporation		32	9,388	2.1%	22.95	409	1.5%
PetSmart, Inc.		28	8,398	1.9%	14.63	574	2.1%
The Home Depot, Inc.		8	7,303	1.7%	8.39	870	3.2%
AB Acquisition LLC	Safeway, Jewel-Osco, Shaw’s Supermarket, Tom Thumb	10	7,117	1.6%	13.53	526	1.9%
Regal Entertainment Group	Edwards Cinema	2	6,911	1.6%	31.56	219	0.8%
Michaels Stores, Inc.	Michaels, Aaron Brothers Art & Frame	24	6,167	1.4%	11.38	542	2.0%
The Sports Authority, Inc.		10	5,785	1.3%	13.18	439	1.6%
Pier 1 Imports, Inc.		27	5,564	1.3%	20.09	277	1.0%
Office Depot, Inc.	Office Depot, OfficeMax	19	5,551	1.3%	14.16	392	1.4%
Ascena Retail Group Inc.	Dress Barn, Lane Bryant, Justice, Catherine’s, Ann Taylor, Maurices, LOFT	48	5,416	1.2%	20.91	259	1.0%
Publix Super Markets Inc.		12	5,405	1.2%	10.58	511	1.9%
Dick's Sporting Goods, Inc.	Dick's Sporting Goods, Golf Galaxy, Field & Stream	10	5,403	1.2%	10.92	495	1.8%
The Gap, Inc.	Old Navy, Banana Republic, The Gap, Gap Factory Store	25	5,065	1.1%	14.72	344	1.3%
The Kroger Co.	Kroger, Harris Teeter, King Soopers, QFC	9	4,978	1.1%	9.84	506	1.9%
Barnes & Noble, Inc.		11	4,686	1.1%	16.74	280	1.0%
Total Top Retail Tenants		405	$150,017	33.9%	$13.68	10,967	40.3%

The following table sets forth a summary, as of December 31, 2015, of lease expirations scheduled to occur during 2016 and each of the nine calendar years from 2017 to 2025 and thereafter, assuming no exercise of renewal options or early termination rights for all leases in our retail operating portfolio. The following table is based on leases commenced as of December 31, 2015. Dollars (other than per square foot information) and square feet of GLA are presented in thousands.

Lease Expiration Year	Lease Count	ABR	% of Total ABR	ABR per Occupied Sq. Ft.	GLA	% of Occupied GLA
2016 (a)	381	$31,187	7.0%	$19.26	1,619	6.0%
2017	435	43,390	9.8%	15.27	2,842	10.4%
2018	487	55,073	12.4%	18.08	3,046	11.2%
2019	520	73,472	16.5%	17.99	4,084	15.0%
2020	390	51,572	11.7%	15.45	3,339	12.3%
2021	211	36,748	8.2%	15.99	2,298	8.4%
2022	104	28,675	6.6%	13.91	2,062	7.6%
2023	98	24,583	5.6%	15.19	1,618	6.0%
2024	155	32,807	7.4%	14.88	2,205	8.1%
2025	112	24,468	5.5%	16.25	1,506	5.5%
Thereafter	88	39,201	8.9%	15.76	2,488	9.1%
Month-to-month	49	1,861	0.4%	16.47	113	0.4%
Total	3,030	$443,037	100.0%	$16.27	27,220	100.0%

(a)	Excludes month-to-month leases.
As of December 31, 2015, the remaining term of the lease at our office property was 11 months.
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
The following table sets forth, for the quarterly periods indicated, the high and low sales prices of our Class A common stock, which trades on the NYSE under the trading symbol “RPAI”, and the quarterly dividend distributions per share of common stock for the years ended December 31, 2015 and 2014:

	Sales Price		Dividends per Share
	High	Low
2015
Fourth Quarter	$15.60	$13.79	$0.165625
Third Quarter	$15.39	$13.10	$0.165625
Second Quarter	$16.18	$13.83	$0.165625
First Quarter	$18.24	$15.42	$0.165625
2014
Fourth Quarter	$16.99	$14.43	$0.165625
Third Quarter	$16.15	$13.48	$0.165625
Second Quarter	$15.65	$13.42	$0.165625
First Quarter	$14.00	$12.07	$0.165625
The closing share price for our Class A common stock on February 12, 2016, as reported on the NYSE, was $14.66.
We have determined that the dividends paid during 2015 and 2014 on our Class A common stock qualify for the following tax treatment:

	2015	2014
Ordinary dividends	$0.499116	$0.447492
Non-dividend distributions	0.163384	0.215008
Total distribution per common share	$0.662500	$0.662500
As of February 12, 2016, there were approximately 16,400 record holders of our Class A common stock. The number of holders does not include individuals or entities who beneficially own shares but whose shares are held of record by a broker or clearing agency.
We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any taxable income, including net capital gains, retained by a REIT.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our REIT taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, and (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods. As of December 31, 2015, our unsecured revolving line of credit and our unsecured term loan (collectively, the Unsecured Credit Facility) limited our distributions to the greater of 95% of funds from operations (FFO), as defined in the unsecured credit agreement (which equals FFO attributable to common shareholders, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations Attributable to Common Shareholders,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO attributable to common shareholders and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement, which does not include a similar limitation on our distributions though it does require us to distribute at least an amount necessary to maintain our qualification as a REIT.
If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital or by borrowing funds, issuing equity or selling assets. Our actual results of operations will be affected by a number of factors, including the revenues we receive from tenants at our properties, our operating and corporate expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see Item 1A. “Risk Factors.”
Sales of Unregistered Equity Securities
There were no unregistered sales of equity securities during the quarter ended December 31, 2015.
Issuer Purchases of Equity Securities
The following table summarizes the amount of shares of Class A common stock surrendered to the Company by employees to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock for the specified periods:

Period	Total number of shares of Class A common stock purchased	Average price paid per share of Class A common stock	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (a)
October 1, 2015 to October 31, 2015	20	$14.16	N/A	N/A
November 1, 2015 to November 30, 2015	—	$—	N/A	N/A
December 1, 2015 to December 31, 2015	—	$—	N/A	$250,000
Total	20	$14.16	N/A	$250,000

(a)
As disclosed on the Form 8-K dated December 15, 2015, represents amount outstanding under our $250,000 common stock repurchase program. There is no scheduled expiration date to this program. As of December 31, 2015, we had not repurchased any shares under this program.

Item 6. Selected Financial Data
The following selected financial data should be read in conjunction with the accompanying consolidated financial statements and related notes appearing elsewhere in this annual report. “Total assets” and “Total debt” in the table below reflect the early adoption of the accounting pronouncement related to the presentation of debt issuance costs. See Note 2 to the consolidated financial statements for further details. The adoption of this pronouncement resulted in the reclassification of $15,730, $19,046, $24,883 and $27,984 of unamortized capitalized loan fees from “Total assets” to “Total debt” as of December 31, 2014, 2013, 2012 and 2011, respectively. In addition, $141 and $12 of unamortized capitalized loan fees associated with properties held for sale were reclassified from “Total assets” to “Liabilities associated with investment properties held for sale, net” as of December 31, 2014 and 2013, respectively.
RETAIL PROPERTIES OF AMERICA, INC.
As of and for the years ended December 31, 2015, 2014, 2013, 2012 and 2011
(Amounts in thousands, except per share amounts)

	2015	2014	2013	2012	2011
Net investment properties	$4,254,647	$4,314,905	$4,474,044	$4,687,091	$5,260,788
Total assets	$4,621,251	$4,787,989	$4,858,518	$5,212,544	$5,913,910
Total debt	$2,166,238	$2,318,735	$2,280,587	$2,567,206	$3,453,234
Total shareholders’ equity	$2,155,337	$2,187,881	$2,307,340	$2,374,259	$2,135,024

Total revenues	$603,960	$600,614	$551,508	$531,171	$531,077
Expenses:
Depreciation and amortization	214,706	215,966	222,710	208,658	213,623
Other	248,184	282,003	251,277	187,949	192,282
Total expenses	462,890	497,969	473,987	396,607	405,905
Operating income	141,070	102,645	77,521	134,564	125,172
Gain on extinguishment of debt	—	—	—	3,879	15,345
Gain on extinguishment of other liabilities	—	4,258	—	—	—
Equity in loss of unconsolidated joint ventures, net	—	(2,088)	(1,246)	(6,307)	(6,437)
Gain on sale of joint venture interest	—	—	17,499	—	—
Gain on change in control of investment properties	—	24,158	5,435	—	—
Interest expense	(138,938)	(133,835)	(146,805)	(171,295)	(203,914)
Other non-operating income (expense), net	1,700	5,459	4,741	24,791	(1,658)
Income (loss) from continuing operations	3,832	597	(42,855)	(14,368)	(71,492)
Income (loss) from discontinued operations, net	—	507	50,675	6,078	(6,992)
Gain on sales of investment properties, net	121,792	42,196	5,806	7,843	5,906
Net income (loss)	125,624	43,300	13,626	(447)	(72,578)
Net income attributable to noncontrolling interests	(528)	—	—	—	(31)
Net income (loss) attributable to the Company	125,096	43,300	13,626	(447)	(72,609)
Preferred stock dividends	(9,450)	(9,450)	(9,450)	(263)	—
Net income (loss) attributable to common shareholders	$115,646	$33,850	$4,176	$(710)	$(72,609)
Earnings (loss) per common share – basic and diluted:
Continuing operations	$0.49	$0.14	$(0.20)	$(0.03)	$(0.34)
Discontinued operations	—	—	0.22	0.03	(0.04)
Net income (loss) per common share attributable to common shareholders	$0.49	$0.14	$0.02	$—	$(0.38)

Distributions declared – preferred	$9,450	$9,450	$9,713	$—	$—
Distributions declared per preferred share	$1.75	$1.75	$1.80	$—	$—
Distributions declared – common	$157,173	$156,742	$155,616	$146,769	$120,647
Distributions declared per common share	$0.66	$0.66	$0.66	$0.66	$0.63
Cash flows provided by operating activities	$265,813	$254,014	$239,632	$167,085	$174,607
Cash flows provided by investing activities	$25,288	$77,900	$103,212	$471,829	$107,471
Cash flows used in financing activities	$(351,969)	$(277,812)	$(422,723)	$(636,854)	$(276,282)
Weighted average number of common shares outstanding – basic	236,380	236,184	234,134	220,464	192,456
Weighted average number of common shares outstanding – diluted	236,382	236,187	234,134	220,464	192,456

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors,” “Business” and elsewhere in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. We do not guarantee that the transactions and events described will happen as described (or that they will happen at all). You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” “intends,” “plans,” “estimates,” “continues” or “anticipates” and variations of such words or similar expressions or the negative of such words. You can also identify forward-looking statements by discussions of strategies, plans or intentions. Risks, uncertainties and changes in the following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

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
Executive Summary
Retail Properties of America, Inc. is a REIT and is one of the largest owners and operators of high quality, strategically located shopping centers in the United States. As of December 31, 2015, we owned 198 retail operating properties representing 28,930,000 square feet of GLA. Our retail operating portfolio includes (i) power centers, (ii) neighborhood and community centers, and (iii) lifestyle centers and multi-tenant retail-focused mixed-use properties, as well as single-user retail properties.
The following table summarizes our operating portfolio as of December 31, 2015:

Property Type	Number of Properties	GLA (in thousands)	Occupancy	Percent Leased Including Leases Signed (a)
Operating portfolio:
Multi-tenant retail
Power centers	52	11,973	96.1%	97.0%
Neighborhood and community centers	85	10,527	92.9%	93.9%
Lifestyle centers and mixed-use properties	14	5,214	90.5%	90.8%
Total multi-tenant retail	151	27,714	93.8%	94.7%
Single-user retail	47	1,216	100.0%	100.0%
Total retail operating portfolio	198	28,930	94.1%	94.9%
Office	1	895	100.0%	100.0%
Total operating portfolio	199	29,825	94.3%	95.1%

(a)	Includes leases signed but not commenced.
In addition to our operating portfolio, we owned one development property that was not under active development as of December 31, 2015.

2015 Company Highlights
Acquisitions
During the year ended December 31, 2015, we continued to execute our investment strategy by acquiring eight multi-tenant retail operating properties and three parcels at existing wholly-owned multi-tenant retail operating properties for a total purchase price of $463,136.
The following table summarizes our 2015 acquisitions:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing – Parcel (a)	Dallas	Land	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
July 31, 2015	Southlake Town Square – Outparcel (b)	Dallas	Single-user outparcel	13,800	8,440
August 27, 2015	Coal Creek Marketplace	Seattle	Multi-tenant retail	55,900	17,600
October 27, 2015	Royal Oaks Village II – Outparcel (a)	Houston	Single-user outparcel	12,300	6,841
November 13, 2015	Towson Square	Baltimore	Multi-tenant retail	138,200	39,707
				1,179,800	$463,136

(a)
We acquired a parcel located at our Lake Worth Towne Crossing multi-tenant retail operating property and a single-user outparcel located at our Royal Oaks Village II multi-tenant retail operating property.

(b)	We acquired a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with us (as lessor) prior to the transaction.
Subsequent to December 31, 2015, we acquired two multi-tenant retail assets aggregating 251,200 square feet for a total purchase price of $72,231. In total for 2016, we expect to acquire approximately $375,000 to $475,000 of strategic acquisitions in our target markets.
Dispositions
During the year ended December 31, 2015, we continued to pursue targeted dispositions of select non-target and single-user properties. Consideration from dispositions totaled $516,444 and included the sale of 16 multi-tenant retail operating properties, five single-user office properties, three single-user retail properties and two development properties, one of which had been held in a consolidated joint venture.

The following table summarizes our 2015 dispositions:

Date	Property Name	Property Type	Square Footage	Consideration
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050
April 7, 2015	Hartford Insurance Building	Single-user office	97,400	6,015
April 30, 2015	Rasmussen College	Single-user office	26,700	4,800
May 15, 2015	Mountain View Plaza	Multi-tenant retail	162,000	28,500
June 4, 2015	Massillon Commons	Multi-tenant retail	245,900	12,520
June 5, 2015	Citizen's Property Insurance Building	Single-user office	59,800	3,650
June 17, 2015	Pine Ridge Plaza	Multi-tenant retail	236,500	33,200
June 17, 2015	Bison Hollow	Multi-tenant retail	134,800	18,800
June 17, 2015	The Village at Quail Springs	Multi-tenant retail	100,400	11,350
July 17, 2015	Greensburg Commons	Multi-tenant retail	272,500	18,400
July 28, 2015	Arvada Connection and Arvada Marketplace	Multi-tenant retail	367,500	54,900
July 30, 2015	Traveler's Office Building	Single-user office	50,800	4,841
August 6, 2015	Shaw's Supermarket	Single-user retail	65,700	3,000
August 24, 2015	Harvest Towne Center	Multi-tenant retail	39,700	7,800
August 31, 2015	Trenton Crossing & McAllen Shopping Center (a)	Multi-tenant retail	265,900	39,295
September 15, 2015	The Shops at Boardwalk	Multi-tenant retail	122,400	27,400
September 29, 2015	Best on the Boulevard	Multi-tenant retail	204,400	42,500
September 29, 2015	Montecito Crossing	Multi-tenant retail	179,700	52,200
October 29, 2015	Green Valley Crossing (b)	Development	96,400	35,000
November 12, 2015	Lake Mead Crossing	Multi-tenant retail	219,900	42,565
December 2, 2015	Golfsmith	Single-user retail	14,900	4,475
December 9, 2015	Wal-Mart – Turlock	Single-user retail	61,000	6,200
December 18, 2015	Southgate Plaza	Multi-tenant retail	86,100	7,000
December 31, 2015	Bellevue Mall	Development	369,300	15,750
			3,917,200	$516,444

(a)	The terms of the disposition of Trenton Crossing and McAllen Shopping Center were negotiated as a single transaction.

(b)	The development property had been held in a consolidated joint venture and was sold to an affiliate of the joint venture partner. Concurrent with the sale, the joint venture was dissolved.
Subsequent to December 31, 2015, we sold two multi-tenant retail operating properties aggregating 765,800 square feet for total consideration of $92,500, including The Gateway which was disposed of through a lender-directed sale in full satisfaction of our mortgage obligation. During 2016, we expect targeted dispositions to be approximately $525,000 to $625,000.

Market Summary
As a result of our capital recycling efforts over the past several years, we increased the amount of ABR in our target markets to more than 60% of our total multi-tenant retail ABR. The following table summarizes our operating portfolio by market as of December 31, 2015:

Property Type/Market	Number of Properties	ABR	% of Total Multi-Tenant Retail ABR	ABR per Occupied Sq. Ft.	GLA	% of Total Multi-Tenant Retail GLA	Occupancy	% Leased Including Signed
Multi-Tenant Retail:
Target Markets
Dallas, Texas	19	$77,424	18.5%	$20.85	4,006	14.4%	92.7%	94.4%
Washington, D.C. / Baltimore, Maryland	13	52,860	12.6%	18.65	3,111	11.2%	91.1%	91.8%
New York, New York	8	33,319	8.0%	24.39	1,404	5.1%	97.3%	97.8%
Atlanta, Georgia	9	19,006	4.5%	12.94	1,513	5.5%	97.1%	97.1%
Seattle, Washington	7	15,864	3.8%	14.14	1,238	4.5%	90.6%	91.4%
Chicago, Illinois	5	14,899	3.6%	18.10	893	3.2%	92.2%	95.1%
Houston, Texas	9	14,856	3.6%	13.61	1,141	4.1%	95.7%	96.8%
San Antonio, Texas	4	12,420	3.0%	16.35	779	2.8%	97.5%	97.5%
Phoenix, Arizona	3	10,251	2.3%	16.64	632	2.3%	97.5%	97.7%
Austin, Texas	4	5,366	1.3%	15.97	350	1.3%	96.0%	96.5%
Subtotal	81	256,265	61.2%	18.13	15,067	54.4%	93.8%	94.8%

Non-Target – Top 50 MSAs	32	69,566	16.6%	14.59	5,292	19.1%	90.1%	91.3%

Subtotal Target Markets and Top 50 MSAs	113	325,831	77.8%	17.25	20,359	73.5%	92.8%	93.9%

Non-Target – Other	38	92,637	22.2%	13.04	7,355	26.5%	96.6%	96.9%

Total Multi-Tenant Retail	151	418,468	100.0%	16.10	27,714	100.0%	93.8%	94.7%

Single-User Retail	47	24,569		20.20	1,216		100.0%	100.0%

Total Retail	198	443,037		16.27	28,930		94.1%	94.9%

Office	1	10,476		11.71	895		100.0%	100.0%

Total Operating Portfolio	199	$453,513		$16.12	29,825		94.3%	95.1%
Leasing Activity
The following table summarizes the leasing activity in our retail operating portfolio during the year ended December 31, 2015. Leases with terms of less than 12 months have been excluded from the table.

	Number of Leases Signed	GLA Signed (in thousands)	New Contractual Rent per Square Foot (PSF) (a)	Prior Contractual Rent PSF (a)	% Change over Prior ABR (a)	Weighted Average Lease Term	Tenant Allowances PSF
Comparable Renewal Leases	325	1,750	$18.77	$17.63	6.47%	4.70	$1.41
Comparable New Leases	59	285	20.96	17.01	23.22%	8.44	32.23
Non-Comparable New and Renewal Leases (b)	137	695	19.38	n/a	n/a	8.21	30.83
Total	521	2,730	$19.07	$17.54	8.72%	6.03	$12.12

(a)	Total excludes the impact of Non-Comparable New and Renewal Leases.

(b)
Includes leases signed on units that were vacant for over 12 months, leases signed without fixed rental payments and leases signed where the previous and the current lease do not have a consistent lease structure.

We expect modest increases in occupancy in 2016, with the majority of expected leasing activity attributable to small shop tenants. In addition, as portfolio occupancy increases and available inventory of vacant space decreases, we expect our leasing volume to decline as we focus on the merchandising of our properties to ensure the right mix of operators and unique retailers. We continue to anticipate that a large proportion of our new leasing activity will be non-comparable in nature as the leased space is more likely to have been vacant for longer than 12 months.

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
On December 21, 2015, we established a new ATM equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. As of December 31, 2015, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
On December 15, 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of December 31, 2015, we had not repurchased any shares under this program.
Additionally, during the year ended December 31, 2015, we continued to enhance balance sheet flexibility by repaying or defeasing mortgage debt, including certain longer dated maturities, in amounts totaling $495,456 (excluding scheduled principal payments of $16,126 related to amortizing loans). We also borrowed $100,000, net of repayments, on our unsecured revolving line of credit.
Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000. Our 2016 unsecured credit facility consists of a $750,000 unsecured revolving line of credit, a $200,000 unsecured term loan and a $250,000 unsecured term loan (collectively, our 2016 Unsecured Credit Facility) and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of our 2016 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2016 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
Our 2016 Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
Distributions
We declared quarterly distributions totaling $1.75 per share of preferred stock and quarterly distributions totaling $0.6625 per share of common stock during 2015.
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
This measure provides an operating perspective not immediately apparent from operating income or net income attributable to common shareholders as defined within GAAP. We use NOI to evaluate our performance on a property-by-property basis because NOI allows us to evaluate the impact that factors such as lease structure, lease rates and tenant base have on our operating results.

However, NOI should only be used as an alternative measure of our financial performance. For reference and as an aid in understanding our computation of NOI, a reconciliation of NOI to net income attributable to common shareholders as computed in accordance with GAAP has been presented. We include a reconciliation for each comparable period presented.
Comparison of the Years Ended December 31, 2015 and 2014
The following table presents NOI for our same store portfolio and “Other investment properties” along with a reconciliation to net income attributable to common shareholders. For the year ended December 31, 2015, our same store portfolio consisted of 180 operating properties acquired or placed in service and stabilized prior to January 1, 2014. The number of properties in our same store portfolio decreased to 180 as of December 31, 2015 from 197 as of December 31, 2014 as a result of the following:

•	the removal of 22 same store investment properties sold during the year ended December 31, 2015;

•	the removal of one investment property that was impaired below its debt balance during 2014; and

•	the removal of one investment property where we have begun activities in anticipation of a redevelopment, which we expected to have a significant impact to property NOI during 2015, partially offset by

•	the addition of seven investment properties acquired during the year ended December 31, 2013.
The sales of Aon Hewitt East Campus on January 20, 2015 and Promenade at Red Cliff on February 27, 2015 did not impact the number of same store properties as they were classified as held for sale as of December 31, 2014. In addition, the sales of Green Valley Crossing on October 29, 2015 and Bellevue Mall on December 31, 2015 did not impact the number of same store properties as they were both development properties and consequently did not meet the criteria to be included in our same store portfolio.
The properties and financial results reported in “Other investment properties” primarily include the following:

•	properties acquired during 2014 and 2015;

•	our development property;

•	two properties where we have begun activities in anticipation of future redevelopment;

•	one property that was impaired below its debt balance during 2014;

•	properties that were sold or held for sale in 2014 and 2015 that did not qualify for discontinued operations treatment; and

•
the historical ground rent expense related to an existing same store investment property that was subject to a ground lease with a third party prior to our acquisition of the fee interest during the first quarter of 2014.

In addition, the financial results reported in “Other investment properties” for the year ended December 31, 2015 include the net income from our wholly-owned captive insurance company, which was formed on December 1, 2014, and the financial results reported in “Other investment properties” for the year ended December 31, 2014 include the historical intercompany expense elimination related to our former insurance captive unconsolidated joint venture investment, in which we terminated our participation effective December 1, 2014. For the year ended December 31, 2014, the historical captive insurance expense related to our portfolio was recorded in equity in loss of unconsolidated joint ventures, net.

	Year Ended December 31,
	2015	2014	Change	Percentage
Operating revenues:
Same store investment properties (180 properties):
Rental income	$385,502	$378,201	$7,301	1.9
Tenant recovery income	95,574	94,054	1,520	1.6
Other property income	4,051	3,475	576	16.6
Other investment properties:
Rental income	80,570	90,333	(9,763)
Tenant recovery income	23,962	21,665	2,297
Other property income	4,272	4,069	203
Operating expenses:
Same store investment properties (180 properties):
Property operating expenses	(71,804)	(74,763)	2,959	4.0
Real estate taxes	(66,823)	(64,333)	(2,490)	(3.9)
Other investment properties:
Property operating expenses	(19,814)	(18,706)	(1,108)
Real estate taxes	(15,987)	(14,440)	(1,547)
NOI from continuing operations:
Same store investment properties	346,500	336,634	9,866	2.9
Other investment properties	73,003	82,921	(9,918)
Total NOI from continuing operations	419,503	419,555	(52)	(0.0)

Other income (expense):
Straight-line rental income, net	3,498	4,781	(1,283)
Amortization of acquired above and below market lease intangibles, net	3,621	2,076	1,545
Amortization of lease inducements	(847)	(707)	(140)
Lease termination fees	3,757	2,667	1,090
Straight-line ground rent expense	(3,722)	(3,889)	167
Amortization of acquired ground lease intangibles	560	560	—
Depreciation and amortization	(214,706)	(215,966)	1,260
Provision for impairment of investment properties	(19,937)	(72,203)	52,266
General and administrative expenses	(50,657)	(34,229)	(16,428)
Gain on extinguishment of other liabilities	—	4,258	(4,258)
Equity in loss of unconsolidated joint ventures, net	—	(2,088)	2,088
Gain on change in control of investment properties	—	24,158	(24,158)
Interest expense	(138,938)	(133,835)	(5,103)
Other income, net	1,700	5,459	(3,759)
Total other expense	(415,671)	(418,958)	3,287

Income from continuing operations	3,832	597	3,235
Discontinued operations:
Loss, net	—	(148)	148
Gain on sales of investment properties	—	655	(655)
Income from discontinued operations	—	507	(507)
Gain on sales of investment properties	121,792	42,196	79,596
Net income	125,624	43,300	82,324
Net income attributable to noncontrolling interest	(528)	—	(528)
Net income attributable to the Company	125,096	43,300	81,796
Preferred stock dividends	(9,450)	(9,450)	—
Net income attributable to common shareholders	$115,646	$33,850	$81,796
Same store net operating income increased $9,866, or 2.9%, primarily due to the following:

•
rental income increased $7,301 primarily due to increases of $3,385 from contractual rent changes, $2,280 from re-leasing spreads and a net increase of $2,168 as a result of an increase in our small shop occupancy and a decrease in our anchor occupancy, partially offset by a decrease of $373 from rent abatements; and

•
total operating expenses, net of tenant recovery income, decreased $1,989 primarily as a result of a decrease in certain non-recoverable property operating expenses, partially offset by an increase in real estate taxes, bad debt expense and certain recoverable property operating expenses.

In 2016, we expect same store net operating income growth of 2.5% to 3.5%.
Total NOI decreased $52, or (0.0)%, due to a decrease in NOI related to the properties sold in 2014 and 2015, partially offset by an increase in NOI related to the properties acquired during 2014 and 2015 and the increase of $9,866 from the same store portfolio described above.
Other income (expense). This category decreased $3,287, or 0.8%, primarily due to:

•
a $52,266 decrease in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 15 and 16 to the accompanying consolidated financial statements), we recognized impairment charges of $19,937 and $72,203 for the years ended December 31, 2015 and 2014, respectively;

partially offset by

•
a $24,158 gain on change in control of investment properties recognized during the year ended December 31, 2014 associated with the dissolution of our MS Inland Fund, LLC (MS Inland) unconsolidated joint venture (see Note 11 to the accompanying consolidated financial statements). No such gain was recorded during the year ended December 31, 2015;

•
a $16,428 increase in general and administrative expenses primarily consisting of an increase in compensation expense, including bonuses and amortization of unvested restricted shares and performance restricted stock units, of $13,140 and executive and realignment separation charges of $4,730;

•	a $5,103 increase in interest expense primarily consisting of:

•	a $13,551 increase in interest on our unsecured notes payable, which were issued in June 2014 and March 2015; and

•	an $8,162 increase in prepayment penalties and defeasance premiums;
partially offset by

•	a $16,619 decrease in interest on mortgages payable due to the repayment of mortgage debt.

•
a $4,258 gain on extinguishment of other liabilities recognized during the year ended December 31, 2014 related to the acquisition of the fee interest in one of our existing investment properties that was previously subject to a ground lease with a third party. The amount recognized represents the reversal of a straight-line ground rent liability associated with the ground lease.

During 2016, we expect general and administrative expenses to moderate as we do not expect to incur executive and realignment separation charges in 2016.
Discontinued operations. We elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014. No discontinued operations were reported for the year ended December 31, 2015. Discontinued operations for the year ended December 31, 2014 consists of one property, Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013, and therefore qualified for discontinued operations treatment under the previous standard, and was sold on March 11, 2014.
Comparison of the Years Ended December 31, 2014 to 2013
The following table presents NOI for the properties that were included in our same store portfolio for the periods presented, which consisted of 197 operating properties acquired or placed in service prior to January 1, 2013, and “Other investment properties,” along with a reconciliation to net income attributable to common shareholders.

	Year Ended December 31,
	2014	2013	Change	Percentage
Operating revenues:
Same store investment properties (197 properties):
Rental income	$395,800	$386,962	$8,838	2.3
Tenant recovery income	96,130	91,295	4,835	5.3
Other property income	6,749	6,759	(10)	(0.1)
Other investment properties:
Rental income	72,734	46,287	26,447
Tenant recovery income	19,589	10,667	8,922
Other property income	795	286	509
Operating expenses:
Same store investment properties (197 properties):
Property operating expenses	(77,114)	(76,287)	(827)	(1.1)
Real estate taxes	(65,339)	(63,758)	(1,581)	(2.5)
Other investment properties:
Property operating expenses	(16,355)	(9,082)	(7,273)
Real estate taxes	(13,434)	(7,433)	(6,001)
NOI from continuing operations:
Same store investment properties	356,226	344,971	11,255	3.3
Other investment properties	63,329	40,725	22,604
Total NOI from continuing operations	419,555	385,696	33,859	8.8

Other income (expense):
Straight-line rental income, net	4,781	(381)	5,162
Amortization of acquired above and below market lease intangibles, net	2,076	976	1,100
Amortization of lease inducements	(707)	(253)	(454)
Lease termination fees	2,667	8,605	(5,938)
Straight-line ground rent expense	(3,889)	(3,486)	(403)
Amortization of acquired ground lease intangibles	560	93	467
Depreciation and amortization	(215,966)	(222,710)	6,744
Provision for impairment of investment properties	(72,203)	(59,486)	(12,717)
General and administrative expenses	(34,229)	(31,533)	(2,696)
Gain on extinguishment of other liabilities	4,258	—	4,258
Equity in loss of unconsolidated joint ventures, net	(2,088)	(1,246)	(842)
Gain on sale of joint venture interest	—	17,499	(17,499)
Gain on change in control of investment properties	24,158	5,435	18,723
Interest expense	(133,835)	(146,805)	12,970
Other income, net	5,459	4,741	718
Total other expense	(418,958)	(428,551)	9,593

Income (loss) from continuing operations	597	(42,855)	43,452
Discontinued operations:
(Loss) income, net	(148)	9,396	(9,544)
Gain on sales of investment properties	655	41,279	(40,624)
Income from discontinued operations	507	50,675	(50,168)
Gain on sales of investment properties	42,196	5,806	36,390
Net income	43,300	13,626	29,674
Net income attributable to the Company	43,300	13,626	29,674
Preferred stock dividends	(9,450)	(9,450)	—
Net income attributable to common shareholders	$33,850	$4,176	$29,674
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

Total NOI increased $33,859, or 8.8%, primarily due to an increase of $28,937 in NOI related to the properties acquired during 2013 and 2014 and the increase of $11,255 from the same store portfolio described above, partially offset by a decrease of $7,459 in NOI related to the properties sold in 2014.
Other (expense) income. This category decreased $9,593, or 2.2%, primarily due to:

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

partially offset by

•
a $17,499 decrease in gain on sale of joint venture interest associated with the dissolution of our RioCan unconsolidated joint venture during 2013 (see Note 11 to the accompanying consolidated financial statements); and

•
a $12,717 increase in provision for impairment of investment properties. Based on the results of our evaluations for impairment (see Notes 15 and 16 to the accompanying consolidated financial statements), we recognized impairment charges of $72,203 and $59,486 for the years ended December 31, 2014 and 2013, respectively.

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

We define Operating FFO attributable to common shareholders as FFO attributable to common shareholders excluding the impact of discrete non-operating transactions and other events which we do not consider representative of the comparable operating results of our core business platform, our real estate operating portfolio. Specific examples of discrete non-operating transactions and other events include, but are not limited to, the financial statement impact of gains or losses associated with the early extinguishment of debt or other liabilities, actual or anticipated settlement of litigation involving the Company, executive and realignment separation charges and impairment charges to write down the carrying value of assets other than depreciable real estate, which are otherwise excluded from our calculation of FFO attributable to common shareholders.
We believe that FFO attributable to common shareholders and Operating FFO attributable to common shareholders, which are non-GAAP performance measures, provide additional and useful means to assess the operating performance of REITs. Neither FFO attributable to common shareholders nor Operating FFO attributable to common shareholders represent alternatives to “Net income” or “Net income attributable to common shareholders” as an indicator of our performance or “Cash flows from operating activities” as determined by GAAP as a measure of our capacity to fund cash needs, including the payment of dividends. Other REITs may use different methodologies for calculating similarly titled measures, and accordingly, our calculation of Operating FFO attributable to common shareholders may not be comparable to similarly titled measures of other REITs.
FFO attributable to common shareholders and Operating FFO attributable to common shareholders are calculated as follows:

	Year Ended December 31,
	2015	2014	2013
Net income attributable to common shareholders	$115,646	$33,850	$4,176
Depreciation and amortization	213,602	216,676	241,152
Provision for impairment of investment properties	19,937	72,203	92,319
Gain on sales of investment properties, net of noncontrolling interest (a)	(121,264)	(67,009)	(70,996)
FFO attributable to common shareholders	$227,921	$255,720	$266,651

Impact on earnings from the early extinguishment of debt, net	18,864	10,479	(15,914)
Provision for hedge ineffectiveness	(25)	12	(912)
Joint venture investment impairment	—	—	1,834
Reversal of excise tax accrual	—	(4,594)	—
Gain on extinguishment of other liabilities	—	(4,258)	(3,511)
Executive and realignment separation charges (b)	4,730	—	—
Other (c)	(224)	(199)	(1,349)
Operating FFO attributable to common shareholders	$251,266	$257,160	$246,799

(a)
Results for the year ended December 31, 2014 include the gain on change in control of investment properties of $24,158 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our MS Inland unconsolidated joint venture on June 5, 2014. Results for the year ended December 31, 2013 include the gain on sale of joint venture interest of $17,499 and the gain on change in control of investment properties of $5,435 recognized pursuant to the dissolution of our joint venture arrangement with our partner in our RioCan unconsolidated joint venture on October 1, 2013.

(b)	Included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.

(c)
Consists of the impact on earnings from net settlements and easement proceeds, which are included in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income.

Liquidity and Capital Resources
We anticipate that cash flows from the below-listed sources will provide adequate capital for the next 12 months and beyond for all scheduled principal and interest payments on our outstanding indebtedness, including maturing debt, current and anticipated tenant allowances or other capital obligations, the shareholder distributions required to maintain our REIT status and compliance with the financial covenants of our Unsecured Credit Facility and our unsecured notes.

Our primary expected sources and uses of liquidity are as follows:

	SOURCES		USES
▪	Operating cash flow	▪	Tenant allowances and leasing costs
▪	Cash and cash equivalents	▪	Improvements made to individual properties that are not
▪	Available borrowings under our unsecured revolving		recoverable through common area maintenance charges to tenants
	line of credit	▪	Acquisitions
▪	Proceeds from capital markets transactions	▪	Debt repayments
▪	Proceeds from asset dispositions	▪	Distribution payments
		▪	Redevelopment, renovation or expansion activities
		▪	New development
		▪	Repurchases of our common stock
We have made substantial progress over the last several years in strengthening our balance sheet and addressing debt maturities, funded primarily through asset dispositions and capital markets transactions, including public offerings of our common stock and preferred stock and private and public offerings of senior unsecured notes. As of December 31, 2015, we had $48,876 of debt scheduled to mature through the end of 2016, comprised of $35,546 related to mortgages payable maturing in 2016 and $13,330 of principal amortization related to longer-dated maturities, which we plan on satisfying through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
The table below summarizes our consolidated indebtedness as of December 31, 2015:

Debt	Aggregate Principal Amount	Weighted Average Interest Rate	Maturity Date	Weighted Average Years to Maturity
Fixed rate mortgages payable (a) (b)	$1,128,505	6.08%	various	3.9 years

Unsecured notes payable:
Senior notes – 4.12% Series A due 2021	100,000	4.12%	June 30, 2021	5.5 years
Senior notes – 4.58% Series B due 2024	150,000	4.58%	June 30, 2024	8.5 years
Senior notes – 4.00% due 2025	250,000	4.00%	March 15, 2025	9.2 years
Total unsecured notes payable (b)	500,000	4.20%		8.3 years

Unsecured credit facility (c):
Term loan – fixed rate portion (d)	300,000	1.99%	May 11, 2018	2.4 years
Term loan – variable rate portion	150,000	1.88%	May 11, 2018	2.4 years
Revolving line of credit – variable rate	100,000	1.93%	May 12, 2017	1.4 years
Total unsecured credit facility (b)	550,000	1.95%		2.2 years

Total consolidated indebtedness	$2,178,505	4.61%		4.5 years

(a)	Includes $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015.

(b)
Fixed rate mortgages payable excludes mortgage premium of $1,865, discount of $(1) and capitalized loan fees of $(7,233), net of accumulated amortization, as of December 31, 2015. Unsecured notes payable excludes discount of $(1,090) and capitalized loan fees of $(3,334), net of accumulated amortization, as of December 31, 2015. Term loan excludes capitalized loan fees of $(2,474), net of accumulated amortization, as of December 31, 2015. Capitalized loan fees related to the revolving line of credit are included in “Other assets, net” in the accompanying consolidated balance sheets.

(c)
Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000. See Note 9 to the accompanying consolidated financial statements for further details.

(d)
Reflects $300,000 of London Interbank Offered Rate (LIBOR)-based variable rate debt that has been swapped to a fixed rate of 0.53875% plus a credit spread based on a leverage grid through February 2016. The applicable credit spread was 1.45% as of December 31, 2015.

Mortgages Payable
During the year ended December 31, 2015, we repaid or defeased mortgages payable in the total amount of $495,456 (excluding scheduled principal payments of $16,126 related to amortizing loans). The loans repaid or defeased during the year ended December 31, 2015 had a weighted average fixed interest rate of 5.82%.

In August 2015, the servicing of the Commercial Mortgage-Backed Security (CMBS) loan encumbering The Gateway was transferred to the special servicer at our request. This servicing transfer occurred notwithstanding the fact that the CMBS loan was performing. In 2014, this property was impaired below its debt balance, which was $94,463 as of December 31, 2015. The loan was non-recourse to us, except for customary non-recourse carve-outs. Subsequent to December 31, 2015, we disposed of The Gateway through a lender-directed sale in full satisfaction of our mortgage obligation.
Unsecured Notes Payable
On March 12, 2015, we completed a public offering of $250,000 in aggregate principal amount of our 4.00% notes. The 4.00% notes were priced at 99.526% of the principal amount to yield 4.058% to maturity. In addition, on June 30, 2014, we completed a private placement of $250,000 of unsecured notes, consisting of $100,000 of 4.12% Series A senior notes due 2021 and $150,000 of 4.58% Series B senior notes due 2024 (collectively, Series A and B notes). The proceeds from the 4.00% notes and the Series A and B notes were used to repay a portion of our unsecured revolving line of credit.
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
As of December 31, 2015, management believes we were in compliance with the financial covenants under the Indenture and the note purchase agreement.
Unsecured Credit Facility
In May 2013, we entered into our third amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for the Unsecured Credit Facility aggregating to $1,000,000, consisting of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan. The Unsecured Credit Facility had a $450,000 accordion option that allowed us, at our election, to increase the availability thereunder up to $1,450,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
As of December 31, 2015, the Unsecured Credit Facility was priced on a leverage grid at a rate of LIBOR plus a credit spread. We received investment grade credit ratings from two rating agencies in 2014 and in accordance with the unsecured credit agreement, we may elect to convert to an investment grade pricing grid. As of December 31, 2015, making such an election would have resulted in a higher interest rate and, as such, we did not make the election to convert to an investment grade pricing grid. The following table summarizes the leverage-based and ratings-based credit spreads and additional pricing terms of our Unsecured Credit Facility as of December 31, 2015:

	Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Credit Spread	Unused Fee	Credit Spread	Facility Fee
Term loan	1.45% – 2.00%	N/A	1.05% – 2.05%	N/A
Revolving line of credit	1.50% – 2.05%	0.25% – 0.30%	0.90% – 1.70%	0.15% – 0.35%
The unsecured credit agreement contained customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, we were subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios, (ii) minimum fixed charge and unencumbered interest coverage ratios, and (iii) a minimum consolidated net worth requirement. As of December 31, 2015, management believes we were in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000, or our 2016 Unsecured

Credit Facility. Our 2016 Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $200,000 unsecured term loan and a $250,000 unsecured term loan and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of our 2016 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2016 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
Our 2016 Unsecured Credit Facility has a $400,000 accordion option that allows us, at our election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) our ability to obtain additional lender commitments.
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, we are subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios.
Debt Maturities
The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2015 for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2015. The table does not reflect the impact of any 2016 debt activity, such as our 2016 Unsecured Credit Facility.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$48,876	$319,633	$10,801	$443,447	$3,424	$302,324	$1,128,505	$1,213,620
Unsecured credit facility – fixed rate portion of term loan (b)	—	—	300,000	—	—	—	300,000	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	486,701
Total fixed rate debt	48,876	319,633	310,801	443,447	3,424	802,324	1,928,505	2,000,321

Variable rate debt:
Unsecured credit facility	—	100,000	150,000	—	—	—	250,000	250,000
Total debt (d)	$48,876	$419,633	$460,801	$443,447	$3,424	$802,324	$2,178,505	$2,250,321

Weighted average interest rate on debt:
Fixed rate debt	4.92%	5.52%	2.16%	7.50%	4.80%	4.42%	4.96%
Variable rate debt (e)	—	1.93%	1.88%	—	—	—	1.90%
Total	4.92%	4.66%	2.07%	7.50%	4.80%	4.42%	4.61%

(a)
Includes $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015. Excludes mortgage premium of $1,865 and discount of $(1), net of accumulated amortization, as of December 31, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,090), net of accumulated amortization, as of December 31, 2015.

(d)
Total debt excludes capitalized loan fees of $(13,041), net of accumulated amortization, as of December 31, 2015 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.5 years as of December 31, 2015. The $71,816 difference between total debt outstanding and its fair value is primarily attributable to a $68,947 difference related to our IW JV pool of mortgages. This pool matures in 2019, has an interest rate of 7.50% and an outstanding principal balance of $395,402 as of December 31, 2015.

(e)	Represents interest rates as of December 31, 2015.
We plan on addressing our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

Distributions and Equity Transactions
Our distributions of current and accumulated earnings and profits for U.S. federal income tax purposes are taxable to shareholders, generally, as ordinary income. Distributions in excess of these earnings and profits generally are treated as a non-taxable reduction of the shareholders’ basis in the shares to the extent thereof (non-dividend distributions) and thereafter as taxable gain. We intend to continue to qualify as a REIT for U.S. federal income tax purposes. The Code generally requires that a REIT annually distributes to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Code imposes tax on any undistributed REIT taxable income.
To satisfy the requirements for qualification as a REIT and generally not be subject to U.S. federal income and excise tax, we intend to make regular quarterly distributions of all, or substantially all, of our taxable income to shareholders. Our future distributions will be at the sole discretion of our board of directors. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future cash flow, (iii) our determination of near-term cash needs for debt repayments, acquisitions of new properties, redevelopment opportunities and existing or future share repurchases, (iv) the timing of significant re-leasing activities and the establishment of additional cash reserves for anticipated tenant allowances and general property capital improvements, (v) our ability to continue to access additional sources of capital, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay, (vii) the amount required to declare and pay in cash, or set aside for the payment of, the dividends on our Series A preferred stock for all past dividend periods, (viii) any limitations on our distributions contained in our Unsecured Credit Facility, which, as of December 31, 2015, limited our distributions to the greater of 95% of FFO, as defined in the unsecured credit agreement (which equals FFO attributable to common shareholders, as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations Attributable to Common Shareholders,” excluding gains or losses from extraordinary items, impairment charges not already excluded from FFO attributable to common shareholders and other non-cash charges) or the amount necessary for us to maintain our qualification as a REIT. Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement, which does not include a similar limitation on our distributions though it does require us to distribute at least an amount necessary to maintain our qualification as a REIT. Under certain circumstances, we may be required to make distributions in excess of cash available for distribution in order to meet the REIT distribution requirements.
In March 2013, we established an at-the-market (ATM) equity program under which we sold 5,547 shares of our Class A common stock during the year ended December 31, 2013. The shares were issued at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. No shares were issued during the years ended December 31, 2014 and 2015 and the 2013 ATM equity program expired in November 2015.
In December 2015, we established a new ATM equity program under which we may issue and sell shares of our Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of our Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including our Unsecured Credit Facility. As of December 31, 2015, we had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under our ATM equity program.
In December 2015, our board of directors authorized a common stock repurchase program under which we may repurchase, from time to time, up to a maximum of $250,000 of shares of our Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price in absolute terms and in relation to the value of our assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of December 31, 2015, we had not repurchased any shares under this program.
Capital Expenditures and Development Activity
We anticipate that obligations related to capital improvements to our properties can be met with cash flows from operations and working capital.
As of December 31, 2015, we owned one development property, South Billings Center located in Billings, Montana, with a carrying value of $5,157 which is not under active development.

Dispositions
We continue to execute our long-term portfolio repositioning strategy of disposing of select non-target and single-user properties in order to facilitate our external growth initiatives. The following table highlights our property dispositions during 2015, 2014 and 2013:

	Number of Properties Sold	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Debt Extinguished
2015 Dispositions	26	3,917,200	$516,444	$505,524	$25,724	(b)
2014 Dispositions	24	2,490,100	$322,989	$314,377	$9,713	(b)
2013 Dispositions	20	2,833,900	$328,045	$320,574	$—	(c)

(a)	Represents total consideration net of transaction costs. 2015 dispositions include the disposition of two development properties, one of which had been held in a consolidated joint venture.

(b)	Excludes $95,881 and $114,404 of mortgages payable repayments or defeasances completed prior to disposition of the respective property for the years ended December 31, 2015 and 2014, respectively.

(c)	Excludes $52,221 of mortgages payable repayments completed prior to disposition of the respective property. In addition, we received $19,615 of debt forgiveness during the ended December 31, 2013.
In addition to the transactions presented in the preceding table, we (i) received net proceeds of $300, $1,023 and $6,192 from other transactions, including condemnation awards, earnouts and the sale of parcels at certain of our properties during the years ended December 31, 2015, 2014 and 2013, respectively, and (ii) generated aggregate net proceeds of $108,257, on a pro-rata basis, from dispositions at our unconsolidated joint ventures during the year ended December 31, 2013, which includes $95,502 related to the sale of our 20% ownership interest in eight properties owned by the RioCan joint venture in connection with the dissolution of our joint venture arrangement on October 1, 2013.
Acquisitions
We continue to execute our investment strategy of acquiring high quality, multi-tenant retail assets within our target markets. The following table highlights our asset acquisitions during 2015, 2014 and 2013:

	Number of Assets Acquired	Square Footage	Acquisition Price	Pro Rata Acquisition Price (a)	Mortgage Debt	Pro Rata Mortgage Debt (a)
2015 Acquisitions (b)	11	1,179,800	$463,136	$463,136	$—	$—
2014 Acquisitions (c)	11	1,339,400	$348,061	$289,561	$141,698	$113,358
2013 Acquisitions	7	1,088,100	$317,213	$292,256	$67,864	$54,291

(a)
Includes amounts associated with the 2014 acquisition of our partner’s 80% ownership interest in our MS Inland unconsolidated joint venture and the 2013 acquisition of our partner’s 80% ownership interest in five properties owned by our RioCan unconsolidated joint venture, as well as acquisitions from unaffiliated third parties.

(b)
2015 acquisitions include the purchase of the following: 1) a land parcel at our Lake Worth Towne Crossing multi-tenant retail operating property, 2) a single-user outparcel located at our Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with us prior to the transaction, and 3) a single-user outparcel located at our Royal Oaks Village II multi-tenant retail operating property. The total number of properties in our portfolio was not affected by these transactions.

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

Summary of Cash Flows

	Year Ended December 31,
	2015	2014	Change
Cash provided by operating activities	$265,813	$254,014	$11,799
Cash provided by investing activities	25,288	77,900	(52,612)
Cash used in financing activities	(351,969)	(277,812)	(74,157)
(Decrease) increase in cash and cash equivalents	(60,868)	54,102	(114,970)
Cash and cash equivalents, at beginning of year	112,292	58,190
Cash and cash equivalents, at end of year	$51,424	$112,292
Cash Flows from Operating Activities
Cash flows from operating activities consist primarily of net income from property operations, adjusted for the following, among others: (i) depreciation and amortization, (ii) provision for impairment of investment properties, (iii) gains on sales of investment properties, joint venture interest and change in control of investment properties, and (iv) gains on extinguishment of debt and other liabilities. Net cash provided by operating activities in 2015 increased $11,799 primarily due to the following:

•	a $12,396 reduction in cash paid for interest;

•	a $339 decrease in cash paid for leasing fees and inducements; and

•	ordinary course fluctuations in working capital accounts;
partially offset by

•	a $1,476 decrease in net lease termination fees received.
Cash Flows from Investing Activities
Cash flows from investing activities consist primarily of proceeds from the sales of investment properties and joint venture interests, net of cash paid to purchase investment properties and to fund capital expenditures and tenant improvements, in addition to changes in restricted escrows. Net cash provided by investing activities in 2015 decreased $52,612 primarily due to the following:

•	a $281,096 increase in cash paid to purchase investment properties;
partially offset by

•	a $190,424 increase in proceeds from the sales of investment properties; and

•	a $39,101 net change in restricted escrow activity, of which $16,510 relates to acquisition deposits.
We will continue to execute our investment strategy by pursuing targeted dispositions. The majority of the proceeds from disposition activity in 2016 is expected to be used to acquire high quality, multi-tenant retail assets within our target markets and repay debt. In addition, tenant improvement costs associated with re-leasing vacant space and strategic remerchandising efforts across the portfolio may continue to be significant.
Cash Flows from Financing Activities
Cash flows from financing activities primarily consist of distribution payments, repayments of our Unsecured Credit Facility, principal payments on mortgages payable and the purchase of U.S. Treasury Securities in connection with defeasance of mortgages payable, partially offset by proceeds from our Unsecured Credit Facility and the issuance of debt instruments and equity securities. Net cash used in financing activities in 2015 increased $74,157 primarily due to the following:

•	a $249,246 increase in principal payments on mortgages payable; and

•	an $81,283 increase in purchases of U.S. Treasury securities in connection with defeasance of mortgages payable;
partially offset by

•	a $265,000 increase in net proceeds from our Unsecured Credit Facility.

We plan to continue to address our debt maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.
Contractual Obligations
The table below presents our obligations and commitments to make future payments under our debt obligations and lease agreements as of December 31, 2015 and does not reflect the impact of any 2016 activity, such as our 2016 Unsecured Credit Facility:

	Payment due by period
	Less than 1 year (b)	1-3 years (c)	3-5 years	More than 5 years	Total
Long-term debt (a):
Fixed rate	$48,876	$630,434	$446,871	$802,324	$1,928,505
Variable rate	—	250,000	—	—	250,000
Interest (d)	100,151	158,707	102,107	94,792	455,757
Operating lease obligations (e)	8,458	16,844	17,950	510,790	554,042
	$157,485	$1,055,985	$566,928	$1,407,906	$3,188,304

(a)
Amounts exclude mortgage premium of $1,865, mortgage discount of $(1), unsecured notes payable discount of $(1,090) and capitalized loan fees of $(13,041), net of accumulated amortization, as of December 31, 2015. Fixed and variable rate amounts for each year include scheduled principal amortization payments. Interest payments related to variable rate debt were calculated using interest rates as of December 31, 2015.

(b)
Included in fixed rate debt is $7,910 of variable rate mortgage debt that has been swapped to a fixed rate through its maturity on September 30, 2016. We plan on addressing our 2016 mortgages payable maturities through a combination of proceeds from asset dispositions, capital markets transactions and our unsecured revolving line of credit.

(c)	Included in fixed rate debt is $300,000 of LIBOR-based variable rate debt that has been swapped to a fixed rate through February 2016.

(d)	Represents expected interest payments on our consolidated debt obligations as of December 31, 2015, including any capitalized interest.

(e)
We lease land under non-cancellable leases at certain of our properties expiring in various years from 2023 to 2090, not inclusive of any available option period. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before or at their expiration, we will lose our interest in the improvements and the right to operate these properties. We lease office space under non-cancellable leases expiring in various years from 2016 to 2023.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets; capitalization of development costs; fair value measurements; provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable); provision for income taxes; recoverable amounts of receivables; deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from these estimates.
Summary of Significant Accounting Policies
Critical Accounting Policies and Estimates
The following disclosure pertains to accounting policies and estimates we believe are most “critical” to the portrayal of our financial condition and results of operations and require our most difficult, subjective or complex judgments. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. This discussion addresses our judgment pertaining to known trends, events or uncertainties which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Acquisition of Investment Property
We allocate the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any. Acquisition transaction costs are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
For tangible assets acquired, including land, building and other improvements, we consider available comparable market and industry information in estimating the acquisition date fair value. We allocate a portion of the purchase price to the estimated acquired in-place lease value intangibles based on estimated lease execution costs for similar leases as well as lost rental payments during an assumed lease-up period. We also evaluate each acquired lease as compared to current market rates. If an acquired lease is determined to be above or below market, we allocate a portion of the purchase price to such above or below market leases based upon the present value of the difference between the contractual lease payments and estimated market rent payments over the remaining lease term. Renewal periods are included within the lease term in the calculation of above and below market lease intangibles if, based upon factors known at the acquisition date, market participants would consider it reasonably assured that the lessee would exercise such options. Acquisition accounting fair value estimates, including the discount rate used, require us to consider various factors, including, but not limited to, market knowledge, demographics, age and physical condition of the property, geographic location, size and location of tenant spaces within the acquired investment property and tenant profile.
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

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a change in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by our management or board of directors.
If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, we make certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	a property-specific discount rate.
We did not have any unconsolidated joint ventures as of December 31, 2015 and 2014. When we hold investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
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
Cost Capitalization, Depreciation and Amortization Policies
Our policy is to review all expenses paid and capitalize any items which are deemed to be an upgrade or a tenant improvement. These costs are included in the investment properties financial statement caption as an addition to building and other improvements.
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
Development and Redevelopment Projects
During the development or redevelopment period, we capitalize direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of the indirect project costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements at the time when development or redevelopment is considered substantially complete. Additionally, we make estimates as to the probability of completion of development and redevelopment projects. If we determine that completion of the development or redevelopment project is no longer probable, we expense any capitalized costs that are not recoverable.
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
If all of the above criteria are met, we classify the investment property as held for sale. When these criteria are met, we suspend depreciation (including depreciation for building improvements and tenant improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and we record the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. Prior to our adoption of the revised discontinued operations pronouncement in 2014, if the operations and cash flow of the property had been, or were upon consummation of such sale, eliminated from ongoing operations and we did not have significant continuing involvement in the operations of the property, then the operations for the periods presented were classified in the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. However, the revised discontinued operations pronouncement, which we early adopted effective January 1, 2014, limits what qualifies for discontinued operations presentation. As a result, the investment properties that were sold or classified as held for sale during 2015 and 2014, except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations presentation and, as such, are reflected in continuing operations on the accompanying consolidated statements of operations and other comprehensive income.
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
We record lease termination income in “Other property income” upon: (i) execution of a termination letter agreement; (ii) when all of the conditions of such agreement have been fulfilled; (iii) the tenant is no longer occupying the property and (iv) collectibility is reasonably assured. Upon early lease termination, we may record losses related to recognized tenant specific intangibles and other assets or adjust the remaining useful life of the assets if determined to be appropriate.
Our policy for percentage rental income is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.

Profits from sales of real estate are not recognized under the full accrual method unless: (i) a sale is consummated; (ii) the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; (iii) our receivable, if applicable, is not subject to future subordination; (iv) we have transferred to the buyer the usual risks and rewards of ownership, and (v) we do not have substantial continuing involvement with the property.
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
Impact of Recently Issued Accounting Pronouncements
Effective January 1, 2016, with early adoption permitted, the concept of extraordinary items is eliminated from GAAP and entities are no longer required to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained. We elected to early adopt this pronouncement effective January 1, 2015. The adoption of this pronouncement did not have any effect on our consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, companies are required to present debt issuance costs related to a recognized debt liability, excluding revolving debt arrangements, as a direct reduction of the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs is not affected. We elected to early adopt this pronouncement effective December 31, 2015. This pronouncement requires a full retrospective method of adoption and the adoption resulted in the reclassification of $15,730 of unamortized capitalized loan fees as of December 31, 2014 from “Other assets” to direct reductions of our indebtedness on the consolidated balance sheets. In addition, the adoption resulted in the reclassification of $141 of unamortized capitalized loan fees from “Assets associated with investment properties held for sale” to “Liabilities associated with investment properties held for sale, net.” Unamortized capitalized loan fees attributable to our unsecured revolving line of credit continue to be recorded in “Other assets” as they relate to a revolving debt arrangement.
Effective January 1, 2016, with early adoption permitted, a company’s management is required to assess the entity’s ability to continue as a going concern every reporting period, including interim periods, for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this pronouncement on January 1, 2016 will not have any effect on our consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model, which modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for registered money market funds. This pronouncement allows either a full or a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2016 under the modified retrospective method will not have any effect on our consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, the acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and is no longer required to retrospectively account for those adjustments. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this pronouncement on January 1, 2016 will not have any effect on our consolidated financial statements.
Effective January 1, 2017, registrants will be required to disclose the following in any annual report, proxy or information statement, or registration statement that requires executive compensation disclosure: 1) the median of the annual total compensation of all its employees (excluding the chief executive officer), 2) the annual total compensation of its chief executive officer, and 3) the ratio of the median of the annual total compensation of all its employees to the annual total compensation of its chief executive officer. We do not expect the adoption of this final rule will have a material effect on our consolidated financial statements.
Effective January 1, 2018, with early adoption permitted beginning January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. We do not expect the adoption of this pronouncement will have a material effect on our consolidated financial statements; however, we will continue to evaluate this assessment until the guidance becomes effective.
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
Subsequent Events
Subsequent to December 31, 2015, we:

•
entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000. See Note 9 to the accompanying consolidated financial statements for further details;

•
closed on the acquisition of a two-property portfolio consisting of Shoppes at Hagerstown, a 113,200 square foot multi-tenant retail property located in Hagerstown, Maryland, for a gross purchase price of $27,055 and Merrifield Town Center II, a 138,000 square foot property, consisting of 76,000 square feet of retail space and 62,000 square feet of storage space, located in Falls Church, Virginia, for a gross purchase price of $45,676;

•
closed on the disposition of The Gateway, a 623,200 square foot multi-tenant retail property located in Salt Lake City, Utah, through a lender-directed sale in full satisfaction of our mortgage obligation. Immediately prior to the disposition, the lender reduced our loan obligation to $75,000 which was assumed by the buyer in connection with the disposition, resulting in an anticipated gain on extinguishment of debt of approximately $13,653 and an anticipated gain on sale of approximately $3,868; and

•
closed on the disposition of Stateline Station, a 142,600 square foot multi-tenant retail property located in Kansas City, Missouri, for a sales price of $17,500 with an anticipated gain on sale of approximately $4,253.

On February 11, 2016, our board of directors declared the cash dividend for the first quarter of 2016 for our 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2016 to preferred shareholders of record at the close of business on March 21, 2016.
On February 11, 2016, our board of directors declared the distribution for the first quarter of 2016 of $0.165625 per share on our outstanding Class A common stock, which will be paid on April 8, 2016 to Class A common shareholders of record at the close of business on March 28, 2016.

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
As of December 31, 2015, we had $307,910 of variable rate debt based on LIBOR that has been swapped to fixed rate debt through interest rate swaps. Our interest rate swaps as of December 31, 2015 are summarized in the following table:

	Notional Amount	Termination Date	Fair Value of Derivative Liability
Fixed rate portion of Unsecured Credit Facility	$300,000	February 24, 2016	$32
Heritage Towne Crossing	7,910	September 30, 2016	53
	$307,910		$85
A decrease of 1% in market interest rates would result in a hypothetical increase in our derivative liability of approximately $141.
The combined carrying amount of our mortgages payable, unsecured notes payable and Unsecured Credit Facility is approximately $84,083 lower than the fair value as of December 31, 2015.
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

Debt Maturities
Our interest rate risk is monitored using a variety of techniques. The following table shows the scheduled maturities and principal amortization of our indebtedness as of December 31, 2015, for each of the next five years and thereafter and the weighted average interest rates by year, as well as the fair value of our indebtedness as of December 31, 2015. The table does not reflect the impact of any 2016 debt activity, such as our 2016 Unsecured Credit Facility.

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Debt:
Fixed rate debt:
Mortgages payable (a)	$48,876	$319,633	$10,801	$443,447	$3,424	$302,324	$1,128,505	$1,213,620
Unsecured credit facility – fixed rate portion of term loan (b)	—	—	300,000	—	—	—	300,000	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000	486,701
Total fixed rate debt	48,876	319,633	310,801	443,447	3,424	802,324	1,928,505	2,000,321

Variable rate debt:
Unsecured credit facility	—	100,000	150,000	—	—	—	250,000	250,000
Total debt (d)	$48,876	$419,633	$460,801	$443,447	$3,424	$802,324	$2,178,505	$2,250,321

Weighted average interest rate on debt:
Fixed rate debt	4.92%	5.52%	2.16%	7.50%	4.80%	4.42%	4.96%
Variable rate debt (e)	—	1.93%	1.88%	—	—	—	1.90%
Total	4.92%	4.66%	2.07%	7.50%	4.80%	4.42%	4.61%

(a)
Includes $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015. Excludes mortgage premium of $1,865 and discount of $(1), net of accumulated amortization, as of December 31, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,090), net of accumulated amortization, as of December 31, 2015.

(d)
Total debt excludes capitalized loan fees of $(13,041), net of accumulated amortization, as of December 31, 2015 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.5 years as of December 31, 2015. The $71,816 difference between total debt outstanding and its fair value is primarily attributable to a $68,947 difference related to our IW JV pool of mortgages. This pool matures in 2019, has an interest rate of 7.50% and an outstanding principal balance of $395,402 as of December 31, 2015.

(e)	Represents interest rates as of December 31, 2015.
We had $250,000 of variable rate debt, excluding $307,910 of variable rate debt that has been swapped to fixed rate debt and debt issuance costs, with interest rates varying based upon LIBOR, with a weighted average interest rate of 1.90% as of December 31, 2015. An increase in the variable interest rate on this debt constitutes a market risk. If interest rates increase by 1% based on debt outstanding as of December 31, 2015, interest expense would increase by approximately $2,500 on an annualized basis.
The table incorporates only those interest rate exposures that existed as of December 31, 2015. It does not consider those interest rate exposures or positions that could arise after that date. The information presented herein is merely an estimate and has limited predictive value. As a result, the ultimate realized gain or loss with respect to interest rate fluctuations will depend on the interest rate exposures that arise during future periods, our hedging strategies at that time and future changes in interest rates.

Subsequent to December 31, 2015, we entered into our fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000. Our 2016 Unsecured Credit Facility consists of a $750,000 unsecured revolving line of credit, a $200,000 unsecured term loan and a $250,000 unsecured term loan and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of our 2016 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2016 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.
Oak Brook, Illinois
We have audited the accompanying consolidated balance sheets of Retail Properties of America, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations and other comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Retail Properties of America, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for and disclosure of discontinued operations for the year ended December 31, 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 17, 2016

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Balance Sheets
(in thousands, except par value amounts)

	December 31, 2015	December 31, 2014
Assets
Investment properties:
Land	$1,254,131	$1,195,369
Building and other improvements	4,428,554	4,442,446
Developments in progress	5,157	42,561
	5,687,842	5,680,376
Less accumulated depreciation	(1,433,195)	(1,365,471)
Net investment properties	4,254,647	4,314,905
Cash and cash equivalents	51,424	112,292
Accounts and notes receivable (net of allowances of $7,910 and $7,497, respectively)	82,804	86,013
Acquired lease intangible assets, net	138,766	125,490
Assets associated with investment properties held for sale	—	33,499
Other assets, net	93,610	115,790
Total assets	$4,621,251	$4,787,989

Liabilities and Equity
Liabilities:
Mortgages payable, net	$1,123,136	$1,623,729
Unsecured notes payable, net	495,576	248,541
Unsecured term loan, net	447,526	446,465
Unsecured revolving line of credit	100,000	—
Accounts payable and accrued expenses	69,800	61,129
Distributions payable	39,297	39,187
Acquired lease intangible liabilities, net	114,834	100,641
Liabilities associated with investment properties held for sale, net	—	8,062
Other liabilities	75,745	70,860
Total liabilities	2,465,914	2,598,614

Commitments and contingencies (Note 17)

Equity:
Preferred stock, $0.001 par value, 10,000 shares authorized, 7.00% Series A cumulative redeemable preferred stock, 5,400 shares issued and outstanding as of December 31, 2015 and 2014; liquidation preference $135,000	5	5
Class A common stock, $0.001 par value, 475,000 shares authorized, 237,267 and 236,602 shares issued and outstanding as of December 31, 2015 and 2014, respectively	237	237
Additional paid-in capital	4,931,395	4,922,864
Accumulated distributions in excess of earnings	(2,776,215)	(2,734,688)
Accumulated other comprehensive loss	(85)	(537)
Total shareholders’ equity	2,155,337	2,187,881
Noncontrolling interest	—	1,494
Total equity	2,155,337	2,189,375
Total liabilities and equity	$4,621,251	$4,787,989

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Operations and Other Comprehensive Income
(in thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues
Rental income	$472,344	$474,684	$433,591
Tenant recovery income	119,536	115,719	101,962
Other property income	12,080	10,211	15,955
Total revenues	603,960	600,614	551,508

Expenses
Property operating expenses	94,780	96,798	89,067
Real estate taxes	82,810	78,773	71,191
Depreciation and amortization	214,706	215,966	222,710
Provision for impairment of investment properties	19,937	72,203	59,486
General and administrative expenses	50,657	34,229	31,533
Total expenses	462,890	497,969	473,987

Operating income	141,070	102,645	77,521

Gain on extinguishment of other liabilities	—	4,258	—
Equity in loss of unconsolidated joint ventures, net	—	(2,088)	(1,246)
Gain on sale of joint venture interest	—	—	17,499
Gain on change in control of investment properties	—	24,158	5,435
Interest expense	(138,938)	(133,835)	(146,805)
Other income, net	1,700	5,459	4,741
Income (loss) from continuing operations	3,832	597	(42,855)

Discontinued operations:
(Loss) income, net	—	(148)	9,396
Gain on sales of investment properties	—	655	41,279
Income from discontinued operations	—	507	50,675
Gain on sales of investment properties	121,792	42,196	5,806
Net income	125,624	43,300	13,626
Net income attributable to noncontrolling interest	(528)	—	—
Net income attributable to the Company	125,096	43,300	13,626
Preferred stock dividends	(9,450)	(9,450)	(9,450)
Net income attributable to common shareholders	$115,646	$33,850	$4,176

Earnings (loss) per common share – basic and diluted:
Continuing operations	$0.49	$0.14	$(0.20)
Discontinued operations	—	—	0.22
Net income per common share attributable to common shareholders	$0.49	$0.14	$0.02

Net income	$125,624	$43,300	$13,626
Other comprehensive income:
Net unrealized gain on derivative instruments (Note 10)	452	201	516
Comprehensive income	126,076	43,501	14,142
Comprehensive income attributable to noncontrolling interest	(528)	—	—
Comprehensive income attributable to the Company	$125,548	$43,501	$14,142

Weighted average number of common shares outstanding – basic	236,380	236,184	234,134

Weighted average number of common shares outstanding – diluted	236,382	236,187	234,134

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Equity
(in thousands, except per share amounts)

	Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of January 1, 2013	5,400	$5	133,606	$133	97,037	$98	$4,835,370	$(2,460,093)	$(1,254)	$2,374,259	$1,494	$2,375,753
Net income	—	—	—	—	—	—	—	13,626	—	13,626	—	13,626
Other comprehensive income	—	—	—	—	—	—	—	—	516	516	—	516
Distributions declared to preferred shareholders ($1.7986 per share)	—	—	—	—	—	—	—	(9,713)	—	(9,713)	—	(9,713)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(155,616)	—	(155,616)	—	(155,616)
Issuance of common stock, net of offering costs	—	—	5,547	5	—	—	83,491	—	—	83,496	—	83,496
Issuance of restricted shares	—	—	116	—	—	—	—	—	—	—	—	—
Conversion of Class B common stock to Class A common stock	—	—	97,037	98	(97,037)	(98)	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	817	—	—	817	—	817
Shares withheld for employee taxes	—	—	(4)	—	—	—	(45)	—	—	(45)	—	(45)
Balance as of December 31, 2013	5,400	$5	236,302	$236	—	$—	$4,919,633	$(2,611,796)	$(738)	$2,307,340	$1,494	$2,308,834

Net income	—	$—	—	$—	—	$—	$—	$43,300	$—	$43,300	$—	$43,300
Other comprehensive income	—	—	—	—	—	—	—	—	201	201	—	201
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(156,742)	—	(156,742)	—	(156,742)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(145)	—	—	(145)	—	(145)
Issuance of restricted shares	—	—	303	1	—	—	—	—	—	1	—	1
Exercise of stock options	—	—	2	—	—	—	23	—	—	23	—	23
Stock-based compensation expense, net of forfeitures	—	—	—	—	—	—	3,420	—	—	3,420	—	3,420
Shares withheld for employee taxes	—	—	(5)	—	—	—	(67)	—	—	(67)	—	(67)
Balance as of December 31, 2014	5,400	$5	236,602	$237	—	$—	$4,922,864	$(2,734,688)	$(537)	$2,187,881	$1,494	$2,189,375

Net income	—	$—	—	$—	—	$—	$—	$125,096	$—	$125,096	$528	$125,624
Other comprehensive income	—	—	—	—	—	—	—	—	452	452	—	452
Distribution upon dissolution of consolidated joint venture	—	—	—	—	—	—	—	—	—	—	(2,022)	(2,022)
Distributions declared to preferred shareholders ($1.75 per share)	—	—	—	—	—	—	—	(9,450)	—	(9,450)	—	(9,450)
Distributions declared to common shareholders ($0.6625 per share)	—	—	—	—	—	—	—	(157,173)	—	(157,173)	—	(157,173)
Issuance of common stock, net of offering costs	—	—	—	—	—	—	(216)	—	—	(216)	—	(216)
Issuance of restricted shares	—	—	801	—	—	—	—	—	—	—	—	—
Stock-based compensation expense, net of forfeitures	—	—	(4)	—	—	—	10,755	—	—	10,755	—	10,755
Shares withheld for employee taxes	—	—	(132)	—	—	—	(2,008)	—	—	(2,008)	—	(2,008)
Balance as of December 31, 2015	5,400	$5	237,267	$237	—	$—	$4,931,395	$(2,776,215)	$(85)	$2,155,337	$—	$2,155,337
See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$125,624	$43,300	$13,626
Adjustments to reconcile net income to net cash provided by operating activities (including discontinued operations):
Depreciation and amortization	214,706	215,966	233,785
Provision for impairment of investment properties	19,937	72,203	92,033
Gain on sales of investment properties	(121,792)	(42,851)	(47,085)
Gain on extinguishment of debt	—	—	(26,331)
Gain on extinguishment of other liabilities	—	(4,258)	(3,511)
Gain on sale of joint venture interest	—	—	(17,499)
Gain on change in control of investment properties	—	(24,158)	(5,435)
Amortization of loan fees and debt premium and discount, net	5,129	4,926	10,032
Amortization of stock-based compensation	10,755	3,420	479
Premium paid in connection with defeasance of mortgages payable	17,343	1,322	—
Equity in loss of unconsolidated joint ventures, net	—	2,088	1,246
Distributions on investments in unconsolidated joint ventures	—	1,360	7,105
Payment of leasing fees and inducements	(8,184)	(8,523)	(12,930)
Changes in accounts receivable, net	4,420	(5,762)	(2,574)
Changes in accounts payable and accrued expenses, net	1,976	3,220	(6,043)
Changes in other operating assets and liabilities, net	(469)	(7,499)	(4,836)
Other, net	(3,632)	(740)	7,570
Net cash provided by operating activities	265,813	254,014	239,632

Cash flows from investing activities:
Changes in restricted escrows, net	22,344	(16,757)	22,360
Purchase of investment properties	(454,085)	(172,989)	(237,520)
Capital expenditures and tenant improvements	(45,649)	(44,442)	(51,221)
Proceeds from sales of investment properties	505,824	315,400	326,766
Investment in developments in progress	(2,371)	(2,992)	(1,468)
Proceeds from sale of joint venture interest	—	—	53,073
Investment in unconsolidated joint ventures	—	(25)	(9,640)
Distributions of investments in unconsolidated joint ventures	—	—	862
Other, net	(775)	(295)	—
Net cash provided by investing activities	25,288	77,900	103,212

Cash flows from financing activities:
Proceeds from mortgages payable	1,049	3,541	940
Principal payments on mortgages and notes payable	(441,490)	(192,244)	(571,870)
Proceeds from unsecured notes payable	248,815	250,000	—
Proceeds from unsecured credit facility	610,000	375,500	630,000
Repayments of unsecured credit facility	(510,000)	(540,500)	(395,000)
Payment of loan fees and deposits, net	(2,243)	(1,615)	(5,454)
Purchase of U.S. Treasury securities in connection with defeasance of mortgages payable	(87,435)	(6,152)	—
Proceeds from issuance of common stock	—	—	84,835
Distributions paid	(166,513)	(166,143)	(164,391)
Other, net	(4,152)	(199)	(1,783)
Net cash used in financing activities	(351,969)	(277,812)	(422,723)

Net (decrease) increase in cash and cash equivalents	(60,868)	54,102	(79,879)
Cash and cash equivalents, at beginning of year	112,292	58,190	138,069
Cash and cash equivalents, at end of year	$51,424	$112,292	$58,190
(continued)

RETAIL PROPERTIES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Supplemental cash flow disclosure, including non-cash activities:
Cash paid for interest	$115,249	$127,645	$144,975
Distributions payable	$39,297	$39,187	$39,138
Accrued capital expenditures and tenant improvements	$6,079	$6,731	$6,662
Developments in progress placed in service	$2,288	$4,047	$523
U.S. Treasury securities transferred in connection with defeasance of mortgages payable	$87,435	$6,152	$—
Defeasance of mortgages payable	$70,092	$4,830	$—
Forgiveness of mortgage debt	$—	$—	$19,615
Forgiveness of accrued interest, net of escrows held by the lender	$—	$—	$6,716
Shares of Class B common stock converted to Class A common stock	—	—	97,036

Purchase of investment properties (after credits at closing and including acquisition of our partners’ joint venture interests):
Land, building and other improvements, net	$(442,763)	$(337,906)	$(298,695)
Accounts receivable, acquired lease intangibles and other assets	(47,498)	(31,116)	(41,597)
Acquired ground lease intangibles	—	—	14,791
Accounts payable, acquired lease intangibles and other liabilities	36,176	25,390	13,369
Mortgages payable assumed, net	—	146,485	69,177
Gain on change in control of investment properties	—	24,158	5,435
	$(454,085)	$(172,989)	$(237,520)

Proceeds from sales of investment properties:
Net investment properties	$379,419	$265,127	$275,749
Accounts receivable, acquired lease intangibles and other assets	8,959	12,053	15,928
Accounts payable, acquired lease intangibles and other liabilities	(4,378)	(4,631)	(14,368)
Mortgages payable	—	—	(26)
Deferred gains	32	—	(1,113)
Gain on extinguishment of other liabilities	—	—	3,511
Gain on sales of investment properties	121,792	42,851	47,085
	$505,824	$315,400	$326,766

Proceeds from sale of joint venture ownership interest:
Investment in unconsolidated joint venture	$—	$—	$35,574
Other assets and other liabilities	—	—	(447)
Deferred gain	—	—	447
Gain on sale of joint venture interest	—	—	17,499
	$—	$—	$53,073

See accompanying notes to consolidated financial statements

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(1) Organization and Basis of Presentation
Retail Properties of America, Inc. (the Company) was formed on March 5, 2003 to own and operate high quality, strategically located shopping centers in the United States.
The Company has elected to be taxed as a real estate investment trust (REIT) under the Internal Revenue Code of 1986, as amended (the Code). The Company believes it qualifies for taxation as a REIT and, as such, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to U.S. federal income tax on its taxable income. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income, property or net worth and U.S. federal income and excise taxes on its undistributed income. The Company has one wholly-owned subsidiary that has jointly elected to be treated as a taxable REIT subsidiary (TRS) and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The income tax expense incurred by the TRS did not have a material impact on the Company’s accompanying consolidated financial statements.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development costs, fair value measurements, provision for impairment, including estimates of holding periods, capitalization rates and discount rates (where applicable), provision for income taxes, recoverable amounts of receivables, deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from these estimates.
The Company elected to early adopt the accounting pronouncement related to the presentation of debt issuance costs in the accompanying consolidated balance sheets effective December 31, 2015 (see Note 2 to the consolidated financial statements for further details). The adoption, which is applied retrospectively, resulted in the following reclassifications of unamortized capitalized loan fees as of December 31, 2014:

	Originally Reported	Reclassification	Adjusted
Assets associated with investment properties held for sale	$33,640	$(141)	$33,499
Other assets, net	131,520	(15,730)	115,790

Mortgages payable, net	$1,634,465	$(10,736)	$1,623,729
Unsecured notes payable, net	250,000	(1,459)	248,541
Unsecured term loan, net	450,000	(3,535)	446,465
Liabilities associated with investment properties held for sale, net	8,203	(141)	8,062
All share amounts and dollar amounts in the consolidated financial statements and notes thereto are stated in thousands with the exception of per share amounts and per square foot amounts. Square foot and per square foot amounts are unaudited.
The accompanying consolidated financial statements include the accounts of the Company, as well as all wholly-owned subsidiaries. Wholly-owned subsidiaries generally consist of limited liability companies (LLCs), limited partnerships (LPs) and statutory trusts.
As of December 31, 2015, all of the Company’s properties were wholly owned and consisted of 199 operating properties and one development property.
The Company consolidates property-holding entities and other subsidiaries in which it owns less than a 100% interest if it is deemed to be the primary beneficiary in a variable interest entity (VIE). An entity is a VIE if, among other aspects, the equity investment at risk is not sufficient for the entity to finance its activities without additional subordinated financial support; or, as a group, the holders of the equity investment at risk do not possess the power to direct the activities that most substantially impact the entity’s economic performance or possess the obligation to absorb expected losses or right to receive expected residual returns. The Company also consolidates entities that are not VIEs in which it has a controlling financial interest. Intercompany balances and transactions have been eliminated in consolidation. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, are accounted for pursuant to the equity method of accounting. Accordingly, the Company’s share of the loss of these unconsolidated joint ventures is included in “Equity

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income. Refer to Note 11 to the consolidated financial statements for further discussion.
Noncontrolling interest is the portion of equity in a consolidated subsidiary not attributable, directly or indirectly, to the Company. In the consolidated statements of operations and other comprehensive income, revenues, expenses and net income or loss from less-than-wholly-owned consolidated subsidiaries are reported at the consolidated amounts, including both the amounts attributable to common shareholders and noncontrolling interests. Consolidated statements of equity are included in the annual financial statements, including beginning balances, activity for the period and ending balances for total shareholders’ equity, noncontrolling interests and total equity. Noncontrolling interests are adjusted for additional contributions from and distributions to noncontrolling interest holders, as well as the noncontrolling interest holders’ share of the net income or loss of each respective entity, as applicable. The Company evaluates the classification and presentation of noncontrolling interests associated with consolidated joint venture investments, if any, on an ongoing basis as facts and circumstances necessitate.
On October 29, 2015, the Company dissolved its remaining less-than-wholly owned consolidated joint venture concurrent with the sale of Green Valley Crossing to an affiliate of the joint venture partner. The Company was entitled to a preferred return on its capital contributions to the entity. The noncontrolling interest holder was allocated $528 as its share of the gain on sale of the development property and received a distribution of $2,022 upon dissolution of the joint venture. No adjustments to the carrying value of the noncontrolling interest for contributions, distributions or allocation of net income or loss were made during the years ended December 31, 2014 and 2013. As of December 31, 2015, the Company did not have any less-than-wholly-owned consolidated entities.
(2) Summary of Significant Accounting Policies
Investment Properties: Investment properties are recorded at cost less accumulated depreciation. Ordinary repairs and maintenance are expensed as incurred. Expenditures for significant improvements are capitalized.
The Company allocates the purchase price of each acquired investment property based upon the estimated acquisition date fair value of the individual assets acquired and liabilities assumed, which generally include land, building and other improvements, in-place lease value, acquired above and below market lease intangibles, any assumed financing that is determined to be above or below market, the value of customer relationships and goodwill, if any. Acquisition transaction costs are expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
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
The portion of the purchase price allocated to acquired in-place lease value intangibles is amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company incurred amortization expense pertaining to acquired in-place lease value intangibles of $25,913, $28,977 and $32,241 (including $0, $0 and $1,717, respectively, reflected as discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.
With respect to acquired leases in which the Company is the lessor, the portion of the purchase price allocated to acquired above and below market lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to rental income. Amortization pertaining to above market lease intangibles of $4,807, $4,170 and $3,053 (including $0, $0 and $25, respectively, reflected as discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively, was recorded as a reduction to rental income. Amortization pertaining to below market lease intangibles of $8,428, $6,246 and $4,187

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(including $0, $0 and $183, respectively, reflected as discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively, was recorded as an increase to rental income.
With respect to acquired leases in which the Company is the lessee, the portion of the purchase price allocated to acquired above and below market ground lease intangibles is amortized on a straight-line basis over the life of the related lease as an adjustment to property operating expenses. Amortization pertaining to above market ground lease intangibles of $560, $560 and $93 for the years ended December 31, 2015, 2014 and 2013, respectively, was recorded as a reduction to property operating expenses.
The following table presents the amortization during the next five years and thereafter related to the acquired lease intangible assets and liabilities for properties owned as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Amortization of:
Acquired above market lease intangibles (a)	$3,968	$3,499	$2,970	$1,760	$1,238	$4,301	$17,736
Acquired in-place lease value intangibles (a)	20,724	17,420	14,164	10,812	8,805	49,105	121,030
Acquired lease intangible assets, net (b)	$24,692	$20,919	$17,134	$12,572	$10,043	$53,406	$138,766

Acquired below market lease intangibles (a)	$(5,946)	$(5,786)	$(5,596)	$(5,354)	$(5,208)	$(73,366)	$(101,256)
Acquired ground lease intangibles (c)	(560)	(560)	(560)	(560)	(560)	(10,778)	(13,578)
Acquired lease intangible liabilities, net (b)	$(6,506)	$(6,346)	$(6,156)	$(5,914)	$(5,768)	$(84,144)	$(114,834)

(a)
Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessor. The amortization of acquired above and below market lease intangibles is recorded as an adjustment to rental income and the amortization of acquired in-place lease value intangibles is recorded to depreciation and amortization expense.

(b)	Acquired lease intangible assets, net and acquired lease intangible liabilities, net are presented net of $304,145 and $48,758 of accumulated amortization, respectively, as of December 31, 2015.

(c)	Represents the portion of the purchase price with respect to acquired leases in which the Company is the lessee. The amortization is recorded as an adjustment to property operating expenses.
Depreciation expense is computed using the straight-line method. Building and other improvements are depreciated based upon estimated useful lives of 30 years for building and associated improvements and 15 years for site improvements and most other capital improvements. Tenant improvements and leasing fees, including capitalized internal leasing incentives, are amortized on a straight-line basis over the life of the related lease as a component of depreciation and amortization expense. The Company capitalized $474, $0 and $0 of internal leasing incentives during the years ended December 31, 2015, 2014 and 2013, respectively.
Impairment of Long-Lived Assets and Unconsolidated Joint Ventures: The Company’s investment properties, including developments in progress, are reviewed for potential impairment at the end of each reporting period or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At the end of each reporting period, the Company separately determines whether impairment indicators exist for each property. Examples of situations considered to be impairment indicators for both operating properties and developments in progress include, but are not limited to:

•	a substantial decline in or continued low occupancy rate or cash flow;

•	expected significant declines in occupancy in the near future;

•	continued difficulty in leasing space;

•	a significant concentration of financially troubled tenants;

•	a change in anticipated holding period;

•	a cost accumulation or delay in project completion date significantly above and beyond the original development or redevelopment estimate;

•	a significant decrease in market price not in line with general market trends; and

•	any other quantitative or qualitative events or factors deemed significant by the Company’s management or board of directors.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

If the presence of one or more impairment indicators as described above is identified at the end of a reporting period or at any point throughout the year with respect to a property, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flows. An investment property is considered to be impaired when the estimated future undiscounted cash flows are less than its current carrying value. When performing a test for recoverability or estimating the fair value of an impaired investment property, the Company makes certain complex or subjective assumptions which include, but are not limited to:

•	projected operating cash flows considering factors such as vacancy rates, rental rates, lease terms, tenant financial strength, competitive positioning and property location;

•	estimated holding period or various potential holding periods when considering probability-weighted scenarios;

•	projected capital expenditures and lease origination costs;

•	estimated interest and internal costs expected to be capitalized, dates of construction completion and grand opening dates for developments in progress;

•	projected cash flows from the eventual disposition of an operating property or development in progress using a property-specific capitalization rate;

•	comparable selling prices; and

•	a property-specific discount rate.
The Company did not have any unconsolidated joint ventures as of December 31, 2015 and 2014. When the Company holds investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying these investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation.
To determine whether any identified impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until the carrying value is fully recovered. To the extent impairment has occurred, the Company will record an impairment charge calculated as the excess of the carrying value of the asset over its estimated fair value.
Below is a summary of impairment charges recorded during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Impairment of consolidated properties (a)	$19,937	$72,203	$92,033
Impairment of investment in unconsolidated joint ventures (b)	$—	$—	$1,834
Impairment of properties recorded at unconsolidated joint ventures (c)	$—	$—	$286

(a)
Included in “Provision for impairment of investment properties” in the accompanying consolidated statements of operations and other comprehensive income, except for $32,547 which is included in discontinued operations in 2013.

(b)
Included in “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income and represents the aggregate impairment charge recorded to write down the Company’s investment in its Hampton Retail Colorado, L.L.C. (Hampton) joint venture, which was dissolved during 2013. See Note 11 to the consolidated financial statements for further discussion.

(c)
Reflected within “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income and represents the Company’s proportionate share of property-level impairment charges recorded at its unconsolidated joint ventures.

The Company’s assessment of impairment as of December 31, 2015 was based on the most current information available to the Company. If the operating conditions mentioned above deteriorate or if the Company’s expected holding period for assets change, subsequent tests for impairment could result in additional impairment charges in the future. The Company can provide no assurance that material impairment charges with respect to the Company’s investment properties will not occur in 2016 or future periods. Based upon current market conditions, certain of the Company’s properties may have fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, the Company believes that their carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairment charges were recorded. Accordingly, the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Company will continue to monitor circumstances and events in future periods to determine whether additional impairment charges are warranted. Refer to Note 15 to the consolidated financial statements for further discussion.
Development and Redevelopment Projects: During the development or redevelopment period, the Company capitalizes direct project costs such as construction, insurance, architectural and legal, as well as certain indirect project costs such as interest, other financing costs, real estate taxes and internal salaries and related benefits of personnel directly involved in the project. Capitalization of the indirect project costs ceases and all project-related costs included in developments in progress are reclassified to land and building and other improvements at the time when development or redevelopment is considered substantially complete. Additionally, the Company makes estimates as to the probability of completion of development and redevelopment projects. If the Company determines that completion of the development or redevelopment project is no longer probable, the Company expenses any capitalized costs that are not recoverable. The Company did not capitalize any indirect project costs related to development, redevelopment or other property improvements during the years ended December 31, 2015, 2014 and 2013.
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
If all of the above criteria are met, the Company classifies the investment property as held for sale. When these criteria are met, the Company suspends depreciation (including depreciation for tenant improvements and building improvements) and amortization of acquired in-place lease value intangibles and any above or below market lease intangibles and the Company records the investment property held for sale at the lower of cost or net realizable value. The assets and liabilities associated with those investment properties that are classified as held for sale are presented separately on the consolidated balance sheets for the most recent reporting period. No properties qualified for held for sale accounting treatment as of December 31, 2015 and two properties were classified as held for sale as of December 31, 2014.
Prior to the Company’s early adoption of the revised discontinued operations pronouncement in 2014, if the operations and cash flow of the property had been, or were upon consummation of such sale, eliminated from ongoing operations and the Company did not have significant continuing involvement in the operations of the property, then the operations for the periods presented were classified in the consolidated statements of operations and other comprehensive income as discontinued operations for all periods presented. However, the Company elected to early adopt the revised discontinued operations pronouncement effective January 1, 2014, which limits what qualifies for discontinued operations presentation. As a result, the investment properties that were sold or classified as held for sale during 2015 and 2014, except for Riverpark Phase IIA, which was classified as held for sale as of December 31, 2013 and, therefore, qualified for discontinued operations treatment under the previous standard, did not qualify for discontinued operations presentation and, as such, are reflected in continuing operations on the consolidated statements of operations and other comprehensive income. Refer to Note 4 to the consolidated financial statements for further discussion.
Partially-Owned Entities: If the Company determines that it holds a financial interest in a VIE that is deemed to be a controlling financial interest, it will consolidate the entity as the primary beneficiary. The Company assesses its interests in variable interest entities on an ongoing basis to determine whether or not it is a primary beneficiary. Partially-owned, non-variable interest joint ventures in which the Company has a controlling financial interest are consolidated. Partially-owned, non-variable interest joint ventures in which the Company does not have a controlling financial interest, but has the ability to exercise significant influence, will not be consolidated but rather accounted for pursuant to the equity method of accounting. Refer to Note 11 to the consolidated financial statements for more information.
Cash and Cash Equivalents: The Company considers all demand deposits, money market accounts and investments in certificates of deposit and repurchase agreements purchased with a maturity of three months or less at the date of purchase to be cash equivalents. The Company maintains its cash and cash equivalents at major financial institutions. The cash and cash equivalent balance at one or more of these financial institutions exceeds the Federal Depository Insurance Corporation (FDIC) insurance coverage. The Company periodically assesses the credit risk associated with these financial institutions and believes that the risk of loss is minimal.
Restricted Cash and Escrows: Restricted cash and escrows consist of lenders’ escrows and funds restricted through lender or other agreements, including funds held in escrow for future acquisitions, and are included as a component of “Other assets, net” in the accompanying consolidated balance sheets. As of December 31, 2015 and 2014, the Company had $35,804 and $58,469, respectively, in restricted cash and escrows.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Derivative and Hedging Activities: Derivatives are recorded in the accompanying consolidated balance sheets at fair value within “Other liabilities.” The Company uses interest rate derivatives to manage differences in the amount, timing and duration of the Company’s known or expected cash payments principally related to certain of its borrowings. The Company does not use derivatives for trading or speculative purposes. On the date that the Company enters into a derivative, it may designate the derivative as a hedge against the variability of cash flows that are to be paid in connection with a recognized liability. Subsequent changes in the fair value of a derivative designated as a cash flow hedge that is determined to be highly effective are recorded in “Accumulated other comprehensive income” and are reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2015, the balance in accumulated other comprehensive loss relating to derivatives was $85. Any hedge ineffectiveness or changes in the fair value for any derivative not designated as a hedge is reported in “Other income, net” in the accompanying consolidated statements of operations and other comprehensive income.
Conditional Asset Retirement Obligations: The Company evaluates the potential impact of conditional asset retirement obligations on its consolidated financial statements. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Based upon the Company’s evaluation, no accrual of a liability for asset retirement obligations was warranted as of December 31, 2015 and 2014.
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
The Company records lease termination income in “Other property income” upon execution of a termination letter agreement, when all of the conditions of such agreement have been fulfilled, the tenant is no longer occupying the property and collectibility is reasonably assured. Upon early lease termination, the Company provides for losses related to recognized tenant specific

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

intangibles and other assets or adjusts the remaining useful life of the assets if determined to be appropriate. The Company recorded lease termination income of $3,757, $2,667 and $15,787 (including $0, $0 and $7,182, respectively, reflected as discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company recorded percentage rental income in lieu of base rent and other contingent percentage rental income of $4,693, $5,229 and $4,744 (including $0, $0 and $55, respectively, reflected as discontinued operations) for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s policy is to defer recognition of contingent rental income until the specified target (i.e. breakpoint) that triggers the contingent rental income is achieved.
Profits from sales of real estate are not recognized under the full accrual method until the following criteria are met: a sale is consummated; the buyer’s initial and continuing investments are adequate to demonstrate a commitment to pay for the property; the Company’s receivable, if applicable, is not subject to future subordination; the Company has transferred to the buyer the usual risks and rewards of ownership; and the Company does not have substantial continuing involvement with the property. The Company sold 26, 24 and 20 consolidated investment properties during the years ended December 31, 2015, 2014 and 2013, respectively. Refer to Note 4 to the consolidated financial statements for further discussion.
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
Rental Expense: Rental expense associated with land and office space that the Company leases under non-cancellable operating leases, for only those leases that have fixed and measurable rent escalations, is recorded on a straight-line basis over the term of each lease. The difference between rental expense incurred on a straight-line basis and rental payments due under the provisions of a lease agreement is recorded as a deferred liability and is included as a component of “Other liabilities” in the accompanying consolidated balance sheets. See Note 6 to the consolidated financial statements for additional information pertaining to these leases.
Loan Fees: Loan fees are generally amortized using the effective interest method (or other methods which approximate the effective interest method) over the life of the related loan as a component of interest expense. Debt prepayment penalties and certain fees associated with exchanges or modifications of debt are expensed as incurred as a component of interest expense.
The Company elected to early adopt the pronouncement on debt issuance costs effective December 31, 2015 and therefore, presents unamortized capitalized loan fees, excluding those related to its unsecured revolving line of credit, as direct reductions of the carrying amounts of the related debt liabilities in the accompanying consolidated balance sheets. Unamortized capitalized loan fees attributable to the Company’s unsecured revolving line of credit are recorded in “Other assets” in the accompanying consolidated balance sheets.
Income Taxes: The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company generally will not be subject to U.S. federal income tax on the taxable income the Company currently distributes to its shareholders.
The Company records a benefit, based on the GAAP measurement criteria, for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. Tax returns for the calendar years 2012 through 2015 remain subject to examination by federal and various state tax jurisdictions.
Segment Reporting: The Company’s chief operating decision maker, which is comprised of its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, assesses and measures the operating results of the Company’s portfolio of properties based on net operating income and does not differentiate properties by geography, market, size or type. Each of the Company’s investment properties is considered a separate operating segment, as each property earns revenue and incurs expenses, individual operating results are reviewed and discrete financial information is available. However, the Company’s properties are aggregated into one reportable segment as they have similar economic characteristics, the Company provides similar services to its tenants and the Company evaluates the collective performance of its properties.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Recent Accounting Pronouncements
Effective January 1, 2016, with early adoption permitted, the concept of extraordinary items is eliminated from GAAP and entities are no longer required to consider whether an underlying event or transaction is extraordinary. However, the presentation and disclosure guidance for items that are unusual in nature or occur infrequently is retained. The Company elected to early adopt this pronouncement effective January 1, 2015. The adoption of this pronouncement did not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, companies are required to present debt issuance costs related to a recognized debt liability, excluding revolving debt arrangements, as a direct reduction of the carrying amount of that debt liability on the balance sheet. The recognition and measurement guidance for debt issuance costs is not affected. The Company elected to early adopt this pronouncement effective December 31, 2015. This pronouncement requires a full retrospective method of adoption and the adoption resulted in the reclassification of $15,730 of unamortized capitalized loan fees as of December 31, 2014 from “Other assets” to direct reductions of the Company’s indebtedness on the consolidated balance sheets. In addition, the adoption resulted in the reclassification of $141 of unamortized capitalized loan fees from “Assets associated with investment properties held for sale” to “Liabilities associated with investment properties held for sale, net.” Unamortized capitalized loan fees attributable to the Company’s unsecured revolving line of credit continue to be recorded in “Other assets” as they relate to a revolving debt arrangement.
Effective January 1, 2016, with early adoption permitted, a company’s management is required to assess the entity’s ability to continue as a going concern every reporting period, including interim periods, for a period of one year after the date the financial statements are issued (or available to be issued) and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The adoption of this pronouncement on January 1, 2016 will not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, companies are required to evaluate whether they should consolidate certain legal entities under a revised consolidation model. All legal entities are subject to reevaluation under the revised consolidation model, which modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships, and provides a scope exception from consolidation guidance for registered money market funds. This pronouncement allows either a full or a modified retrospective method of adoption. The adoption of this pronouncement on January 1, 2016 under the modified retrospective method will not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2016, with early adoption permitted, the acquirer in a business combination is required to recognize any adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and is no longer required to retrospectively account for those adjustments. A company must present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The adoption of this pronouncement on January 1, 2016 will not have any effect on the Company’s consolidated financial statements.
Effective January 1, 2017, registrants will be required to disclose the following in any annual report, proxy or information statement, or registration statement that requires executive compensation disclosure: 1) the median of the annual total compensation of all its employees (excluding the chief executive officer), 2) the annual total compensation of its chief executive officer, and 3) the ratio of the median of the annual total compensation of all its employees to the annual total compensation of its chief executive officer. The Company does not expect the adoption of this final rule will have a material effect on its consolidated financial statements.
Effective January 1, 2018, with early adoption permitted beginning January 1, 2017, companies will be required to apply a five-step model in accounting for revenue arising from contracts with customers. The core principle of this revised revenue model is that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Lease contracts will be excluded from this revenue recognition criteria; however, the sale of real estate will be required to follow the new model. This pronouncement allows either a full or a modified retrospective method of adoption. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. The Company does not expect the adoption of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

this pronouncement will have a material effect on its consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.
(3) Acquisitions
The Company closed on the following acquisitions during the year ended December 31, 2015:

Date	Property Name	Metropolitan Statistical Area (MSA)	Property Type	Square Footage	Acquisition Price
January 8, 2015	Downtown Crown	Washington, D.C.	Multi-tenant retail	258,000	$162,785
January 23, 2015	Merrifield Town Center	Washington, D.C.	Multi-tenant retail	84,900	56,500
January 23, 2015	Fort Evans Plaza II	Washington, D.C.	Multi-tenant retail	228,900	65,000
February 19, 2015	Cedar Park Town Center	Austin	Multi-tenant retail	179,300	39,057
March 24, 2015	Lake Worth Towne Crossing – Parcel (a)	Dallas	Land	—	400
May 4, 2015	Tysons Corner	Washington, D.C.	Multi-tenant retail	37,700	31,556
June 10, 2015	Woodinville Plaza	Seattle	Multi-tenant retail	170,800	35,250
July 31, 2015	Southlake Town Square – Outparcel (b)	Dallas	Single-user outparcel	13,800	8,440
August 27, 2015	Coal Creek Marketplace	Seattle	Multi-tenant retail	55,900	17,600
October 27, 2015	Royal Oaks Village II – Outparcel (a)	Houston	Single-user outparcel	12,300	6,841
November 13, 2015	Towson Square	Baltimore	Multi-tenant retail	138,200	39,707
				1,179,800	$463,136

(a)
The Company acquired a parcel located at its Lake Worth Towne Crossing multi-tenant retail operating property and a single-user outparcel located at its Royal Oaks Village II multi-tenant retail operating property.

(b)
The Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with the Company (as lessor) prior to the transaction.

The Company closed on the following acquisitions during the year ended December 31, 2014:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
February 27, 2014	Heritage Square	Seattle	Multi-tenant retail	53,100	$18,022	$18,022
February 27, 2014	Bed Bath & Beyond Plaza – Fee Interest (a)	Miami	Ground lease interest	—	10,350	10,350
June 5, 2014	MS Inland Portfolio (b)	Various	Multi-tenant retail	1,194,800	292,500	234,000
June 23, 2014	Southlake Town Square – Outparcel (c)	Dallas	Single-user outparcel	8,500	6,369	6,369
November 20, 2014	Avondale Plaza	Seattle	Multi-tenant retail	39,000	15,070	15,070
December 30, 2014	Lakewood Towne Center – Parcel	Seattle	Multi-tenant parcel	44,000	5,750	5,750
				1,339,400	$348,061	$289,561

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

(b)
As discussed in Note 11 to the consolidated financial statements, the Company dissolved its joint venture arrangement with its partner in MS Inland Fund, LLC (MS Inland) by acquiring its partner’s 80% ownership interest in the six multi-tenant retail properties owned by the joint venture (collectively, the MS Inland acquisitions). The Company paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying consolidated statements of operations and other comprehensive income.

(c)
The Company acquired a single-user outparcel located at its Southlake Town Square multi-tenant retail operating property that was subject to a ground lease with the Company (as lessor) prior to the transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company closed on the following acquisitions during the year ended December 31, 2013:

Date	Property Name	MSA	Property Type	Square Footage	Acquisition Price	Pro Rata Acquisition Price
October 1, 2013	RioCan Portfolio (a)	Various	Multi-tenant retail	598,100	$124,783	$99,826
November 6, 2013	Pelham Manor Shopping Plaza	New York	Multi-tenant retail	228,000	58,530	58,530
November 13, 2013	Fordham Place	New York	Multi-tenant retail	262,000	133,900	133,900
				1,088,100	$317,213	$292,256

(a)
As discussed in Note 11 to the consolidated financial statements, the Company dissolved its joint venture arrangement with its partner in RC Inland L.P. (RioCan) and acquired its partner’s 80% ownership interest in five multi-tenant retail properties owned by the joint venture. The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of its partner’s 80% interest of the joint venture’s $67,900 in-place mortgage financing on those properties. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $5,435 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value. Such gain is presented as “Gain on change in control of investment properties” in the accompanying consolidated statements of operations and other comprehensive income.

The following table summarizes the acquisition date fair values, before prorations, the Company recorded in conjunction with the acquisitions completed during the years ended December 31, 2015, 2014 and 2013 discussed above:

	2015	2014	2013
Land	$161,114	$118,732	$60,307
Building and other improvements	281,649	219,174	238,388
Acquired lease intangible assets (a)	45,474	35,520	46,357
Acquired lease intangible liabilities (b)	(25,101)	(20,578)	(26,525)
Mortgages payable (c)	—	(146,485)	(69,177)
Net assets acquired (d)	$463,136	$206,363	$249,350

(a)
The weighted average amortization period for acquired lease intangible assets is 15 years, eight years and 12 years for acquisitions completed during the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
The weighted average amortization period for acquired lease intangible liabilities is 21 years, 16 years and 23 years for acquisitions completed during the years ended December 31, 2015, 2014 and 2013, respectively.

(c)	Includes mortgage premium of $4,787 and $1,313 for acquisitions completed during the years ended December 31, 2014 and 2013, respctively.

(d)	Net assets attributable to the MS Inland and RioCan acquisitions are presented at 100%.
The above acquisitions were funded using a combination of available cash on hand and proceeds from the Company’s unsecured revolving line of credit. Transaction costs totaling $1,591, $2,271 and $937 for the years ended December 31, 2015, 2014 and 2013, respectively, were expensed as incurred and included within “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.
Included in the Company’s consolidated statements of operations and other comprehensive income from the properties acquired that were accounted for a business combinations are $97,893, $55,303 and $6,390 in total revenues, and $18,334, $6,733 and $597 in net income attributable to common shareholders from the date of acquisition through December 31, 2015, 2014, and 2013, respectively. These amounts do not include the total revenue and net income attributable to common shareholders from the 2015 Lake Worth Towne Crossing and 2014 Bed Bath & Beyond Plaza acquisitions as they were accounted for as asset acquisitions.
Subsequent to December 31, 2015, the Company acquired a two-property portfolio consisting of the following:

•
Shoppes at Hagerstown, a multi-tenant retail property located in Hagerstown, Maryland, for a gross purchase price of $27,055. The property was acquired on January 15, 2016 and contains approximately 113,200 square feet; and

•
Merrifield Town Center II, a property located in Falls Church, Virginia, for a gross purchase price of $45,676. The property was acquired on January 15, 2016 and contains approximately 138,000 square feet, consisting of 76,000 square feet of retail space and 62,000 square feet of storage space.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company has not completed the allocation of the acquisition date fair values for the properties acquired subsequent to December 31, 2015; however, it expects that the purchase price of these properties will primarily be allocated to land, building and acquired lease intangibles.
Condensed Pro Forma Financial Information
The results of operations of the acquisitions accounted for as business combinations, for which financial information was available, are included in the following unaudited condensed pro forma financial information as if these acquisitions had been completed as of the beginning of the year prior to the acquisition date. The following unaudited condensed pro forma financial information is presented as if the 2016 acquisitions were completed as of January 1, 2015, the 2015 acquisitions were completed as of January 1, 2014, and the 2014 acquisitions were completed as of January 1, 2013. The results of operations associated with the 2015 acquisitions of Towson Square and outparcels at Royal Oaks Village II and Southlake Town Square and the 2014 acquisition of an outparcel at Southlake Town Square have not been adjusted in the pro forma presentation due to a lack of historical financial information. The results of operations associated with the 2015 acquisition of a parcel at Lake Worth Towne Crossing and the 2014 acquisition of the fee interest at Bed Bath & Beyond Plaza have not been adjusted in the pro forma presentation as they have been accounted for as asset acquisitions. These pro forma results are for comparative purposes only and are not necessarily indicative of what the Company’s actual results of operations would have been had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
The unaudited condensed pro forma financial information is as follows:

	Year Ended December 31,
	2015	2014	2013
Total revenues	$612,758	$635,240	$605,708
Net income	$125,408	$18,313	$24,964
Net income attributable to common shareholders	$115,430	$8,863	$15,514
Earnings per common share – basic and diluted:
Net income per common share attributable to common shareholders	$0.49	$0.04	$0.07
Weighted average number of common shares outstanding – basic	236,380	236,184	234,134

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(4) Dispositions
The Company closed on the following dispositions during the year ended December 31, 2015:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
January 20, 2015	Aon Hewitt East Campus	Single-user office	343,000	$17,233	$16,495	$—
February 27, 2015	Promenade at Red Cliff	Multi-tenant retail	94,500	19,050	18,848	4,572
April 7, 2015	Hartford Insurance Building	Single-user office	97,400	6,015	5,663	860
April 30, 2015	Rasmussen College	Single-user office	26,700	4,800	4,449	1,334
May 15, 2015	Mountain View Plaza	Multi-tenant retail	162,000	28,500	27,949	10,184
June 4, 2015	Massillon Commons	Multi-tenant retail	245,900	12,520	12,145	—
June 5, 2015	Citizen's Property Insurance Building	Single-user office	59,800	3,650	3,368	440
June 17, 2015	Pine Ridge Plaza	Multi-tenant retail	236,500	33,200	31,858	12,938
June 17, 2015	Bison Hollow	Multi-tenant retail	134,800	18,800	18,657	4,061
June 17, 2015	The Village at Quail Springs	Multi-tenant retail	100,400	11,350	11,267	3,824
July 17, 2015	Greensburg Commons	Multi-tenant retail	272,500	18,400	18,283	2,810
July 28, 2015	Arvada Connection and Arvada Marketplace	Multi-tenant retail	367,500	54,900	53,159	20,208
July 30, 2015	Traveler's Office Building	Single-user office	50,800	4,841	4,643	—
August 6, 2015	Shaw's Supermarket	Single-user retail	65,700	3,000	2,769	—
August 24, 2015	Harvest Towne Center	Multi-tenant retail	39,700	7,800	7,381	1,217
August 31, 2015	Trenton Crossing & McAllen Shopping Center (b)	Multi-tenant retail	265,900	39,295	38,410	13,760
September 15, 2015	The Shops at Boardwalk	Multi-tenant retail	122,400	27,400	26,634	3,146
September 29, 2015	Best on the Boulevard	Multi-tenant retail	204,400	42,500	41,542	15,932
September 29, 2015	Montecito Crossing	Multi-tenant retail	179,700	52,200	51,415	17,928
October 29, 2015	Green Valley Crossing (c)	Development	96,400	35,000	34,200	3,904
November 12, 2015	Lake Mead Crossing	Multi-tenant retail	219,900	42,565	41,930	507
December 2, 2015	Golfsmith	Single-user retail	14,900	4,475	4,298	1,010
December 9, 2015	Wal-Mart – Turlock	Single-user retail	61,000	6,200	5,996	3,157
December 18, 2015	Southgate Plaza	Multi-tenant retail	86,100	7,000	6,665	—
December 31, 2015	Bellevue Mall	Development	369,300	15,750	17,500	—
			3,917,200	$516,444	$505,524	$121,792

(a)	Aggregate proceeds are net of transaction costs and exclude $300 of condemnation proceeds, which did not result in any additional gain recognition.

(b)	The terms of the disposition of Trenton Crossing and McAllen Shopping Center were negotiated as a single transaction.

(c)
The development property had been held in a consolidated joint venture and was sold to an affiliate of the joint venture partner. Concurrent with the sale, the joint venture was dissolved. Approximately $528 of the gain on sale was allocated to the noncontrolling interest holder as its share of the gain.

During the year ended December 31, 2015, the Company repaid or defeased $121,605 in mortgages payable prior to or in connection with the 2015 dispositions.
Subsequent to December 31, 2015, the Company sold two multi-tenant retail operating properties aggregating 765,800 square feet for total consideration of $92,500, including The Gateway which was disposed of through a lender-directed sale in full satisfaction of the Company’s mortgage obligation.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company closed on the following dispositions during the year ended December 31, 2014:

Date	Property Name	Property Type	Square Footage	Consideration	Aggregate Proceeds, Net (a)	Gain
Continuing Operations:
April 1, 2014	Midtown Center	Multi-tenant retail	408,500	$47,150	$46,043	$—
May 16, 2014	Beachway Plaza & Cornerstone Plaza (b)	Multi-tenant retail	189,600	24,450	23,584	819
August 1, 2014	Battle Ridge Pavilion	Multi-tenant retail	103,500	14,100	13,722	1,327
August 15, 2014	Stanley Works/Mac Tools	Single-user office	72,500	10,350	10,184	1,375
August 15, 2014	Fisher Scientific	Single-user office	114,700	14,000	13,715	3,732
August 19, 2014	Boston Commons	Multi-tenant retail	103,400	9,820	9,586	—
August 19, 2014	Greenwich Center	Multi-tenant retail	182,600	22,700	21,977	5,871
August 26, 2014	Crossroads Plaza CVS	Single-user retail	16,000	7,650	7,411	2,863
August 27, 2014	Four Peaks Plaza	Multi-tenant retail	140,400	9,900	9,381	—
October 2, 2014	Gloucester Town Center	Multi-tenant retail	107,200	10,350	9,722	—
October 20, 2014	Various (c)	Single-user retail	65,400	24,400	23,846	6,362
October 29, 2014	Shoppes at Stroud	Multi-tenant retail	136,400	26,850	26,466	485
October 31, 2014	The Market at Clifty Crossing	Multi-tenant retail	175,900	19,150	18,883	5,292
November 5, 2014	Crockett Square	Multi-tenant retail	107,100	9,750	9,565	822
November 24, 2014	Mission Crossing (d)	Multi-tenant retail	178,200	24,250	23,545	5,936
December 4, 2014	Plaza at Riverlakes	Multi-tenant retail	102,800	17,350	17,021	4,127
December 16, 2014	Diebold Warehouse	Single-user industrial	158,700	11,500	10,752	2,879
December 22, 2014	Newburgh Crossing	Multi-tenant retail	62,900	10,000	9,770	—
			2,425,800	313,720	305,173	41,890
Discontinued Operations:
March 11, 2014	Riverpark Phase IIA	Single-user retail	64,300	9,269	9,204	655
			2,490,100	$322,989	$314,377	$42,545

(a)	Aggregate proceeds are net of transaction costs and exclude $324 of condemnation proceeds, which did not result in any additional gain recognition.

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

During the year ended December 31, 2014, the Company also received consideration of $700, net proceeds of $699 and recorded a gain of $306 from the sale of an outparcel at one of its properties. The aggregate proceeds, net of closing costs, from the property sales and additional transactions totaled $315,400 with aggregate gains of $42,851. During the year ended December 31, 2014, the Company repaid or defeased $128,947 in mortgages payable prior to or in connection with the 2014 dispositions.
During the year ended December 31, 2013, the Company sold 20 properties. The dispositions and certain additional transactions, including earnouts, pad sales and condemnations, resulted in aggregate proceeds, net of transaction costs, of $326,766 with aggregate gains of $47,085.
As of December 31, 2015, no properties qualified for held for sale accounting treatment. Promenade at Red Cliff and Aon Hewitt East Campus, both of which were sold during the year ended December 31, 2015, were classified as held for sale as of December 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table presents the assets and liabilities associated with the investment properties classified as held for sale:

December 31, 2014
Assets
Land, building and other improvements	$36,020
Accumulated depreciation	(5,358)
Net investment properties	30,662
Other assets	2,837
Assets associated with investment properties held for sale	$33,499

Liabilities
Mortgage payable, net	$7,934
Other liabilities	128
Liabilities associated with investment properties held for sale, net	$8,062
There was no activity during the year ended December 31, 2015 related to discontinued operations. The results of operations for the years ended December 31, 2014 and 2013 for the investment properties accounted for as discontinued operations, which consists of investment properties sold or classified as held for sale on or prior to December 31, 2013, including Riverpark Phase IIA, are presented in the table below.

	Year Ended December 31,
	2014	2013
Revenues
Rental income	$(123)	$24,448
Tenant recovery income	144	5,142
Other property income	23	7,571
Total revenues	44	37,161

Expenses
Property operating expenses	121	4,802
Real estate taxes	3	5,664
Depreciation and amortization	—	11,075
Provision for impairment of investment properties	—	32,547
Gain on extinguishment of debt	—	(26,331)
Gain on extinguishment of other liabilities	—	(3,511)
Interest expense	68	3,632
Other income, net	—	(113)
Total expenses	192	27,765

(Loss) income from discontinued operations, net	$(148)	$9,396
(5) Equity Compensation Plans
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unvested restricted shares as of and for the years ended December 31, 2015, 2014 and 2013:

	Unvested Restricted Shares	Weighted Average Grant Date Fair Value per Restricted Share
Balance as of January 1, 2013	46	$17.30
Shares granted (a)	116	$14.27
Shares vested	(9)	$15.53
Shares forfeited	(1)	$15.61
Balance as of December 31, 2013	152	$15.11
Shares granted (a)	303	$13.89
Shares vested	(58)	$14.50
Shares forfeited	(1)	$15.61
Balance as of December 31, 2014	396	$14.26
Shares granted (a)	801	$15.82
Shares vested	(405)	$14.89
Shares forfeited	(4)	$16.01
Balance as of December 31, 2015 (b)	788	$15.52

(a)
Shares granted in 2013, 2014 and 2015 vest over periods ranging from 0.6 to five years, one to three years and 0.4 to 3.4 years, respectively, in accordance with the terms of applicable award documents.

(b)	As of December 31, 2015, total unrecognized compensation expense related to unvested restricted shares was $4,465, which is expected to be amortized over a weighted average term of 1.4 years.
In addition, during the year ended December 31, 2015, performance restricted stock units (RSUs) were granted for the first time to the Company’s executives. In 2018, following the performance period which concludes on December 31, 2017, one-third of the RSUs will convert into shares of common stock and two-thirds will convert into restricted shares with a one year vesting term. As long as the minimum hurdle is achieved and the executive remains employed during the performance period, the RSUs will convert into shares of common stock and restricted shares at a conversion rate of between 50% and 200% based upon the Company’s Total Shareholder Return as compared to that of the other companies within the National Association of Real Estate Investment Trusts (NAREIT) Shopping Center Index for 2015 through 2017. If an executive terminates employment during the performance period by reason of a qualified termination, as defined in the agreement, only a prorated portion of his outstanding RSUs will be eligible for conversion based upon the period in which the executive was employed during the performance period. If an executive terminates for any reason other than a qualified termination during the performance period, he would forfeit his outstanding RSUs. In 2018, additional shares of common stock will also be issued in an amount equal to the accumulated value of the dividends that would have been paid during the performance period on the shares of common stock and restricted shares issued at the end of the performance period divided by the then-current market price of the Company’s common stock. The Company calculated the grant date fair value per unit using a Monte Carlo simulation based on the probability of satisfying the market performance hurdles over the remainder of the performance period. Assumptions include a weighted average risk-free interest rate of 0.80%, the Company’s historical common stock performance relative to the other companies within the NAREIT Shopping Center Index and the Company’s weighted average common stock dividend yield of 4.26%.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unvested RSUs as of and for the year ended December 31, 2015:

	Unvested RSUs	Weighted Average Grant Date Fair Value per RSU
RSUs eligible for future conversion as of January 1, 2015	—	$—
RSUs granted	180	$14.19
RSUs ineligible for conversion	(6)	$14.10
RSUs eligible for future conversion as of December 31, 2015 (a)	174	$14.20

(a)	As of December 31, 2015, total unrecognized compensation expense related to unvested RSUs was $1,825, which is expected to be amortized over a weighted average term of 2.7 years.
During the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense of $10,755, $3,417 and $455, respectively, related to unvested restricted shares and RSUs. Included within compensation expense recorded during the year ended December 31, 2015 is compensation expense of $2,159 related to the accelerated vesting of 194 restricted shares in conjunction with the departure of the Company’s former Chief Financial Officer and Treasurer and former Executive Vice President and President of Property Management. During the year ended December 31, 2013, the Company recorded $113 of additional compensation expense related to the accelerated vesting of nine restricted shares in conjunction with the resignation of its former Chief Accounting Officer. The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $6,188, $840 and $139, respectively.
Prior to 2013, non-employee directors had been granted options to acquire shares under the Company’s Third Amended and Restated Independent Director Stock Option and Incentive Plan. As of December 31, 2015, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase seven shares had expired and options to purchase 21 shares had been forfeited. As of December 31, 2014, options to purchase 84 shares of common stock had been granted, of which options to purchase three shares had been exercised, options to purchase six shares had expired and options to purchase 11 shares had been forfeited. The Company did not grant any options in 2013, 2014 or 2015. Compensation expense of $0, $3 and $24 related to stock options was recorded during the years ended December 31, 2015, 2014 and 2013, respectively.
(6) Leases
The majority of revenues from the Company’s properties consist of rents received under long-term operating leases. In addition to base rent paid monthly in advance, some leases provide for the reimbursement of the tenant’s pro rata share of certain operating expenses incurred by the landlord including real estate taxes, special assessments, insurance, utilities, common area maintenance, management fees and certain capital repairs, subject to the terms of the respective lease. Certain other tenants are subject to net leases which provide that the tenant is responsible for fixed base rent, as well as all costs and expenses associated with occupancy. Under net leases, where all expenses are paid directly by the tenant rather than the landlord, such expenses are not included in the accompanying consolidated statements of operations and other comprehensive income. Under leases where all expenses are paid by the landlord, subject to reimbursement by the tenant, the expenses are included in “Property operating expenses” or “Real estate taxes” and reimbursements are included in “Tenant recovery income” in the accompanying consolidated statements of operations and other comprehensive income.
In certain municipalities, the Company is required to remit sales taxes to governmental authorities based upon the rental income received from properties in those regions. These taxes are reimbursed by the tenant to the Company depending upon the terms of the applicable tenant lease. The presentation of the remittance and reimbursement of these taxes is on a gross basis with sales tax expenses included in “Property operating expenses” and sales tax reimbursements included in “Other property income” in the accompanying consolidated statements of operations and other comprehensive income. Such taxes remitted to governmental authorities, which are reimbursed by tenants, exclusive of amounts attributable to discontinued operations, were $2,071, $1,985 and $1,791 for the years ended December 31, 2015, 2014 and 2013, respectively.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Minimum lease payments to be received under operating leases, excluding payments under master lease agreements, additional percentage rent based on tenants’ sales volume and tenant reimbursements of certain operating expenses and assuming no exercise of renewal options or early termination rights, are as follows:

Minimum Lease Payments
2016	$441,553
2017	393,790
2018	347,324
2019	282,837
2020	220,910
Thereafter	824,493
Total	$2,510,907
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
The Company leases land under non-cancellable operating leases at certain of its properties expiring in various years from 2023 to 2090, exclusive of any available option periods. In addition, the Company leases office space for certain management offices and its corporate office. The following table summarizes rent expense included in the accompanying consolidated statements of operations and other comprehensive income, including straight-line rent expense.

	Year Ended December 31,
	2015	2014	2013
Ground lease rent expense (a)	$11,461	$11,676	$9,758
Office rent expense (b)	$1,246	$1,210	$962

(a)
Included in “Property operating expenses” in the accompanying consolidated statements of operations and other comprehensive income. Excludes amounts attributable to discontinued operations, but includes straight-line ground rent expense of $3,722, $3,889 and $3,486 for the years ended December 31, 2015, 2014 and 2013, respectively.

(b)
Office rent expense related to property management operations is included in “Property operating expenses” and office rent expense related to corporate office operations is included in “General and administrative expenses” in the accompanying consolidated statements of operations and other comprehensive income.

Minimum future rental obligations to be paid under the ground and office leases, including fixed rental increases, are as follows:

Minimum Lease Obligations
2016	$8,458
2017	8,396
2018	8,448
2019	8,776
2020	9,174
Thereafter	510,790
Total	$554,042

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(7) Mortgages Payable
The following table summarizes the Company’s mortgages payable:

	December 31, 2015			December 31, 2014
	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity	Aggregate Principal Balance	Weighted Average Interest Rate	Weighted Average Years to Maturity
Fixed rate mortgages payable (a)	$1,128,505	6.08%	3.9	$1,616,063	6.03%	4.0
Variable rate construction loan (b)	—	—%	—	14,900	2.44%	0.8
Mortgages payable	1,128,505	6.08%	3.9	1,630,963	5.99%	3.9
Premium, net of accumulated amortization	1,865			3,972
Discount, net of accumulated amortization	(1)			(470)
Capitalized loan fees, net of accumulated amortization	(7,233)			(10,736)
Mortgages payable, net	$1,123,136			$1,623,729

(a)
Includes $7,910 and $8,124 of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015 and 2014, respectively, and excludes mortgages payable of $8,075 associated with one investment property classified as held for sale as of December 31, 2014. The fixed rate mortgages had interest rates ranging from 3.35% to 8.00% as of December 31, 2015 and 2014.

(b)
The variable rate construction loan bore interest at a floating rate of London Interbank Offered Rate (LIBOR) plus 2.25%. On October 29, 2015, the construction loan was repaid in conjunction with the disposition of Green Valley Crossing.

During the year ended December 31, 2015, the Company repaid or defeased mortgages payable in the total amount of $495,456 (excluding scheduled principal payments of $16,126 related to amortizing loans). The loans repaid or defeased during the year ended December 31, 2015 had a weighted average fixed interest rate of 5.82%.
In August 2015, the servicing of the Commercial Mortgage-Backed Security (CMBS) loan encumbering The Gateway was transferred to the special servicer at the request of the Company. This servicing transfer occurred notwithstanding the fact that the CMBS loan was performing. In 2014, this property was impaired below its debt balance, which was $94,463 as of December 31, 2015. The loan was non-recourse to the Company, except for customary non-recourse carve-outs. Subsequent to December 31, 2015, the Company disposed of The Gateway through a lender-directed sale in full satisfaction of its mortgage obligation.
The majority of the Company’s mortgages payable require monthly payments of principal and interest, as well as reserves for real estate taxes and certain other costs. The Company’s properties and the related tenant leases are pledged as collateral for its mortgages payable. Although the mortgage loans obtained by the Company are generally non-recourse, occasionally, the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2015, the Company had guaranteed $1,978 of its outstanding mortgage loans related to one mortgage loan with a maturity date of September 30, 2016 (see Note 17 to the consolidated financial statements). At times, the Company has borrowed funds financed as part of a cross-collateralized package, with cross-default provisions, in order to enhance the financial benefits of a transaction. In those circumstances, one or more of the Company’s properties may secure the debt of another of the Company’s properties. As of December 31, 2015, the Company had a pool of mortgages with a principal balance of $395,402 that was cross-collateralized by the 48 properties in its IW JV 2009, LLC portfolio.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Debt Maturities
The following table shows the scheduled maturities and principal amortization of the Company’s indebtedness as of December 31, 2015, for each of the next five years and thereafter and the weighted average interest rates by year. The table does not reflect the impact of any 2016 debt activity, such as the Company’s 2016 unsecured credit facility. See Note 9 to the consolidated financial statements for further details.

	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Fixed rate debt:
Mortgages payable (a)	$48,876	$319,633	$10,801	$443,447	$3,424	$302,324	$1,128,505
Unsecured credit facility – fixed rate portion of term loan (b)	—	—	300,000	—	—	—	300,000
Unsecured notes payable (c)	—	—	—	—	—	500,000	500,000
Total fixed rate debt	48,876	319,633	310,801	443,447	3,424	802,324	1,928,505

Variable rate debt:
Unsecured credit facility	—	100,000	150,000	—	—	—	250,000
Total debt (d)	$48,876	$419,633	$460,801	$443,447	$3,424	$802,324	$2,178,505

Weighted average interest rate on debt:
Fixed rate debt	4.92%	5.52%	2.16%	7.50%	4.80%	4.42%	4.96%
Variable rate debt (e)	—	1.93%	1.88%	—	—	—	1.90%
Total	4.92%	4.66%	2.07%	7.50%	4.80%	4.42%	4.61%

(a)
Includes $7,910 of variable rate mortgage debt that has been swapped to a fixed rate as of December 31, 2015. Excludes mortgage premium of $1,865 and discount of $(1), net of accumulated amortization, as of December 31, 2015.

(b)
$300,000 of LIBOR-based variable rate debt has been swapped to a fixed rate through February 2016. The swap effectively converts one-month floating rate LIBOR to a fixed rate of 0.53875% over the term of the swap.

(c)	Excludes discount of $(1,090), net of accumulated amortization, as of December 31, 2015.

(d)
Total debt excludes capitalized loan fees of $(13,041), net of accumulated amortization, as of December 31, 2015 which are included as a reduction to the respective debt balances. The weighted average years to maturity of consolidated indebtedness was 4.5 years as of December 31, 2015.

(e)	Represents interest rates as of December 31, 2015.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s unsecured notes payable:

		December 31, 2015		December 31, 2014
Unsecured Notes Payable	Maturity Date	Principal Balance	Interest Rate/ Weighted Average Interest Rate	Principal Balance	Interest Rate/ Weighted Average Interest Rate
Senior notes – 4.12% Series A due 2021	June 30, 2021	$100,000	4.12%	$100,000	4.12%
Senior notes – 4.58% Series B due 2024	June 30, 2024	150,000	4.58%	150,000	4.58%
Senior notes – 4.00% due 2025	March 15, 2025	250,000	4.00%	—	—%
		500,000	4.20%	250,000	4.40%
Discount, net of accumulated amortization		(1,090)		—
Capitalized loan fees, net of accumulated amortization		(3,334)		(1,459)
	Total	$495,576		$248,541
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
As of December 31, 2015, management believes the Company was in compliance with the financial covenants under the Indenture and the note purchase agreement.
(9) Unsecured Credit Facility
On May 13, 2013, the Company entered into its third amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,000,000. As of December 31, 2015, the unsecured credit facility consisted of a $550,000 unsecured revolving line of credit and a $450,000 unsecured term loan (collectively, the Unsecured Credit Facility). The Unsecured Credit Facility had a $450,000 accordion option that allowed the Company, at its election, to increase the total credit facility up to $1,450,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) the Company’s ability to obtain additional lender commitments. The following table summarizes the Company’s Unsecured Credit Facility:

		December 31, 2015		December 31, 2014
Unsecured Credit Facility	Maturity Date	Balance	Interest Rate/ Weighted Average Interest Rate	Balance	Interest Rate/ Weighted Average Interest Rate
Term loan – fixed rate portion (a)	May 11, 2018	$300,000	1.99%	$300,000	1.99%
Term loan – variable rate portion	May 11, 2018	150,000	1.88%	150,000	1.62%
Subtotal		450,000		450,000
Capitalized loan fees, net of accumulated amortization		(2,474)		(3,535)
Term loan, net		447,526		446,465
Revolving line of credit – variable rate (b)	May 12, 2017 (c)	100,000	1.93%	—	1.67%
Total unsecured credit facility, net		$547,526	1.95%	$446,465	1.87%

(a)
$300,000 of the term loan has been swapped to a fixed rate of 0.53875% plus a credit spread based on a leverage grid ranging from 1.45% to 2.00% through February 2016. The applicable credit spread was 1.45% as of December 31, 2015 and 2014.

(b)	Excludes capitalized loan fees, which are included in “Other assets, net” in the accompanying consolidated balance sheets.

(c)
The Company had a one year extension option on the unsecured revolving line of credit, which it could have exercised as long as it was in compliance with the terms of the unsecured credit agreement and it paid an extension fee equal to 0.15% of the commitment amount being extended.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

As of December 31, 2015, the Unsecured Credit Facility was priced on a leverage grid at a rate of LIBOR plus a credit spread. The Company received investment grade credit ratings from two rating agencies in 2014 and in accordance with the unsecured credit agreement, the Company may elect to convert to an investment grade pricing grid. As of December 31, 2015, making such an election would have resulted in a higher interest rate and, as such, the Company has not made the election to convert to an investment grade pricing grid. The following table summarizes the leverage-based and ratings-based credit spreads and additional pricing terms of the Company’s Unsecured Credit Facility as of December 31, 2015:

	Leverage-Based Pricing		Ratings-Based Pricing
Unsecured Credit Facility	Credit Spread	Unused Fee	Credit Spread	Facility Fee
Term loan	1.45% – 2.00%	N/A	1.05% – 2.05%	N/A
Revolving line of credit	1.50% – 2.05%	0.25% – 0.30%	0.90% – 1.70%	0.15% – 0.35%
The unsecured credit agreement contained customary representations, warranties and covenants, and events of default. Pursuant to the terms of the unsecured credit agreement, the Company was subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; (ii) minimum fixed charge and unencumbered interest coverage ratios; and (iii) a minimum consolidated net worth. As of December 31, 2015, management believes the Company was in compliance with the financial covenants and default provisions under the unsecured credit agreement.
Subsequent to December 31, 2015, the Company entered into its fourth amended and restated unsecured credit agreement with a syndicate of financial institutions led by KeyBank National Association serving as administrative agent and Wells Fargo Bank, National Association serving as syndication agent to provide for an unsecured credit facility aggregating $1,200,000. The Company’s 2016 unsecured credit facility consists of a $750,000 unsecured revolving line of credit, a $200,000 unsecured term loan and a $250,000 unsecured term loan (collectively, the Company’s 2016 Unsecured Credit Facility) and will be priced on a leverage grid at a rate of LIBOR plus a credit spread. The following table summarizes the key terms of the Company’s 2016 Unsecured Credit Facility:

				Leverage-Based Pricing		Ratings-Based Pricing
2016 Unsecured Credit Facility	Maturity Date	Extension Option	Extension Fee	Credit Spread	Unused Fee	Credit Spread	Facility Fee
$200,000 unsecured term loan	5/11/2018	2 one year	0.15%	1.45% - 2.20%	N/A	1.05% - 2.05%	N/A
$250,000 unsecured term loan	1/5/2021	N/A	N/A	1.30% - 2.20%	N/A	0.90% - 1.75%	N/A
$750,000 unsecured revolving line of credit	1/5/2020	2 six month	0.075%	1.35% - 2.25%	0.15% - 0.25%	0.85% - 1.55%	0.125% - 0.30%
The Company’s 2016 Unsecured Credit Facility has a $400,000 accordion option that allows the Company, at its election, to increase the total credit facility up to $1,600,000, subject to (i) customary fees and conditions including, but not limited to, the absence of an event of default as defined in the agreement and (ii) the Company’s ability to obtain additional lender commitments.
The fourth amended and restated unsecured credit agreement contains customary representations, warranties and covenants, and events of default. Pursuant to the terms of the fourth amended and restated unsecured credit agreement, the Company is subject to various financial covenants, including the requirement to maintain the following: (i) maximum unencumbered, secured and consolidated leverage ratios; and (ii) minimum fixed charge and unencumbered interest coverage ratios.
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
The Company utilizes two interest rate swaps to hedge the variable cash flows associated with variable rate debt. The effective portion of changes in the fair value of derivatives that are designated and that qualify as cash flow hedges is recorded in “Accumulated other comprehensive loss” and is reclassified to interest expense as interest payments are made on the Company’s variable rate debt. Over the next 12 months, the Company estimates that an additional $85 will be reclassified as an increase to interest expense. The ineffective portion of the change in fair value of derivatives is recognized directly in earnings.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The following table summarizes the Company’s interest rate swaps that were designated as cash flow hedges of interest rate risk:

	Number of Instruments		Notional
Interest Rate Derivatives	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Interest rate swaps	2	2	$307,910	$308,124
The table below presents the estimated fair value of the Company’s derivative financial instruments, which are presented within “Other liabilities” in the accompanying consolidated balance sheets. The valuation techniques utilized are described in Note 16 to the consolidated financial statements.

	Fair Value
	December 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Interest rate swaps	$85	$562
The following table presents the effect of the Company’s derivative financial instruments on the accompanying consolidated statements of operations and other comprehensive income:

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Other Comprehensive Income on Derivative (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Income (AOCI) into Income (Effective Portion)	Amount of Loss Reclassified from AOCI into Income (Effective Portion)		Location of (Gain) Loss Recognized In Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of (Gain) Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	2015	2014		2015	2014		2015	2014
Interest rate swaps	$643	$981	Interest expense	$1,095	$1,182	Other income, net	$(25)	$12
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision whereby if the Company defaults on the related indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its corresponding derivative obligation.
The Company’s agreements with each of its derivative counterparties also contain a provision whereby if the Company consolidates with, merges with or into, or transfers all or substantially all of its assets to another entity and the creditworthiness of the resulting, surviving or transferee entity is materially weaker than the Company’s, the counterparty has the right to terminate the derivative obligations. As of December 31, 2015, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, which the Company has deemed not significant, was $96. As of December 31, 2015, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions as of December 31, 2015, it could have been required to settle its obligations under the agreements at their termination value of $96.
(11) Investment in Unconsolidated Joint Ventures
The Company did not have any investments in unconsolidated joint ventures as of December 31, 2015 and 2014.
On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland, an unconsolidated joint venture formed with a large state pension fund, through the acquisition of the six properties owned by the joint venture. The Company was the managing member of the venture and earned fees for providing property management and leasing services. The Company had the ability to exercise significant influence, but did not have financial or operating control over the joint venture, and as a result, the Company accounted for its investment pursuant to the equity method of accounting.
Through December 1, 2014, Oak Property & Casualty LLC (the Captive) was an insurance association owned by the Company and three other unaffiliated parties that was formed to insure/reimburse the members’ deductible obligations for property and general liability insurance claims subject to certain limitations. The Captive was determined to be a VIE, but because the Company did not hold the power to most significantly impact the Captive’s performance, the Company was not considered the primary

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

beneficiary. Accordingly, the Company’s investment in the Captive was accounted for pursuant to the equity method of accounting. The Company’s risk of loss was limited to its investment and it was not required to fund additional capital to the Captive. Effective December 1, 2014, the Company terminated its participation in the Captive and established a new wholly-owned captive insurance company. See Note 17 to the consolidated financial statements for further details.
Under the equity method of accounting, the Company’s net equity investment in each unconsolidated joint venture was reflected in the accompanying consolidated balance sheets and its share of net income or loss from each unconsolidated joint venture was reflected in the accompanying consolidated statements of operations and other comprehensive income. Distributions that were related to income from operations were included as operating activities and distributions that were related to capital transactions were included as investing activities in the accompanying consolidated statements of cash flows.
Combined condensed financial information of the Company’s unconsolidated joint ventures (at 100%) for the periods attributable to the Company’s ownership is summarized as follows:

	Year ended December 31,
	RioCan (a)		Hampton (b)		Other Joint Ventures (c)		Combined Condensed Total
	2014	2013	2014	2013	2014	2013	2014	2013
Revenues
Property related income	$—	$36,758	$—	$—	$11,853	$27,841	$11,853	$64,599
Other income	—	—	—	—	6,679	8,174	6,679	8,174
Total revenues	—	36,758	—	—	18,532	36,015	18,532	72,773

Expenses
Property operating expenses	—	5,001	—	—	1,660	3,522	1,660	8,523
Real estate taxes	—	6,187	—	—	2,339	5,267	2,339	11,454
Depreciation and amortization	—	21,964	—	—	3,948	9,601	3,948	31,565
General and administrative expenses	—	457	—	6	268	454	268	917
Interest expense, net	—	7,033	—	(1,758)	3,028	7,129	3,028	12,404
Other (income) expense, net	—	(4,436)	—	(13)	11,921	6,025	11,921	1,576
Total expenses	—	36,206	—	(1,765)	23,164	31,998	23,164	66,439

Income (loss) from continuing operations	—	552	—	1,765	(4,632)	4,017	(4,632)	6,334
(Loss) income from discontinued operations (d)	—	(1,026)	—	(117)	—	52	—	(1,091)
Gain on sales of investment properties – discontinued operations	—	—	—	1,019	—	—	—	1,019
Net (loss) income	$—	$(474)	$—	$2,667	$(4,632)	$4,069	$(4,632)	$6,262

(a)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

(b)	During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton.

(c)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland. In addition, effective December 1, 2014, the Company terminated its investment in the Captive.

(d)
Included within “(Loss) income from discontinued operations” are the following: property-level operating results attributable to the five properties the Company acquired from its RioCan unconsolidated joint venture on October 1, 2013; all property-level operating results attributable to the Hampton unconsolidated joint venture; and the property-level operating results recognized by the Company’s MS Inland unconsolidated joint venture related to a property sold to the Company’s RioCan unconsolidated joint venture. The property-level operating results for the portfolio of properties held by the Company’s MS Inland unconsolidated joint venture are presented within “Income (loss) from continuing operations” above given that the Company’s acquisition of its partner’s 80% interest in all of the properties was a transaction among partners. The property-level operating results of the eight RioCan properties in which the Company’s partner acquired the Company’s 20% interest are presented within “Income (loss) from continuing operations” above given the continuity of the controlling financial interest before and after the dissolution transaction.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Profits, Losses and Capital Activity
The following table summarizes the Company’s share of net income (loss) as well as net cash distributions from (contributions to) each unconsolidated joint venture:

	The Company’s Share of Net Income (Loss) for the Years Ended December 31,		Net Cash Distributions from / (Contributions to) Joint Ventures for the Years Ended December 31,		Fees Earned by the Company for the Years Ended December 31,
Joint Venture	2014	2013	2014	2013	2014	2013
MS Inland (a)	$241	$661	$1,360	$2,369	$338	$859
Hampton (b)	—	2,576	—	855	—	1
RioCan (c)	—	(176)	—	(2,394)	—	1,648
Captive (d)	(2,444)	(2,589)	(25)	(2,503)	—	—
	$(2,203)	$472	$1,335	$(1,673)	$338	$2,508

(a)	On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland.

(b)
During the year ended December 31, 2013, Hampton determined that the carrying value of one of its assets was not recoverable and, accordingly, recorded a property level impairment charge in the amount of $298, of which the Company’s share was $286. The joint venture’s estimate of fair value relating to this impairment assessment was based upon a bona fide purchase offer. During 2013, the Company dissolved its joint venture arrangement with its partner in Hampton.

(c)	On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan.

(d)	Effective December 1, 2014, the Company terminated its participation in the Captive.
In addition to the Company’s share of net income (loss) for each unconsolidated joint venture, amortization of basis differences is recorded within “Equity in loss of unconsolidated joint ventures, net” in the accompanying consolidated statements of operations and other comprehensive income. Such basis differences resulted from the differences between the Company’s net book values based on historical cost and the fair values of investment properties contributed to its unconsolidated joint ventures and are amortized over the depreciable lives of the joint ventures’ real estate assets and liabilities. The Company recorded amortization of $115 and $116, which was accretive to net income, related to these differences during the years ended December 31, 2014 and 2013, respectively.
The Company did not have any unconsolidated joint ventures as of December 31, 2015 and 2014. When the Company holds investments in unconsolidated joint ventures, they are reviewed for potential impairment, in addition to impairment evaluations of the individual assets underlying the investments, each reporting period or whenever events or changes in circumstances warrant such an evaluation. To determine whether impairment, if any, is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until its carrying value is fully recovered. As a result of such evaluations, impairment charges of $1,834 were recorded during the year ended December 31, 2013 to write down the carrying value of the Company’s investment in Hampton. The Company’s Hampton joint venture arrangement was dissolved during the year ended December 31, 2013. The Company did not record any impairment charges to its investments in unconsolidated joint ventures during the year ended December 31, 2014.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

Acquisitions and Dispositions
On June 5, 2014, the Company dissolved its joint venture arrangement with its partner in MS Inland by acquiring its partner’s 80% ownership interest in the six properties owned by the joint venture (see Note 3 to the consolidated financial statements). The six properties had, at acquisition, a combined fair value of $292,500, with the Company’s partner’s interest valued at $234,000. The Company paid total cash consideration of approximately $120,600 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of $141,698 at a weighted average interest rate of 4.79%. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $24,158 as a result of remeasuring the carrying value of its 20% interest in the six acquired properties to fair value. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with the transaction discussed above:

Fair value of the net assets acquired at 100%	$150,802

Fair value of the net assets acquired at 20%	$30,160
Less: Carrying value of the Company’s previous investment in the six properties acquired on June 5, 2014	6,002
Gain on change in control of investment properties	$24,158
On October 1, 2013, the Company dissolved its joint venture arrangement with its partner in RioCan as follows:

•
The Company acquired its partner’s 80% ownership interest in five properties owned by the joint venture. The five properties had, at acquisition, a combined fair value of approximately $124,800, with the Company’s partner’s interest valued at approximately $99,900. The Company paid total cash consideration of approximately $45,500 before transaction costs and prorations and after assumption of the joint venture’s in-place mortgage financing on those properties of approximately $67,900 at a weighted average interest rate of 4.8%. The Company accounted for this transaction as a business combination achieved in stages and recognized a gain on change in control of investment properties of $5,435 as a result of remeasuring the carrying value of its 20% interest in the five acquired properties to fair value. The following table summarizes the calculation of the gain on change in control of investment properties recognized in conjunction with the transaction discussed above:

Fair value of the net assets acquired at 100%	$56,919

Fair value of the net assets acquired at 20%	$11,384
Less: Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	5,949
Gain on change in control of investment properties	$5,435

•
The Company sold to its partner its 20% ownership interest in the remaining eight properties owned by the joint venture. The properties had, at disposition, a combined fair value of approximately $477,500, with the Company’s 20% interest valued at approximately $95,500. The Company received cash consideration of approximately $53,700 before transaction costs and prorations and after its partner assumed the joint venture’s in-place mortgage financing on those properties of approximately $209,200 at a weighted average interest rate of 3.7%. The Company recognized a $17,499 gain on sale of its interest in RioCan as a result of the transaction upon meeting all applicable sales criteria. The following table summarizes the calculation of the gain on sale of joint venture interest recognized in conjunction with the transaction discussed above:

Investment in RioCan at September 30, 2013	$41,523
Less: Carrying value of the Company’s previous investment in the five properties acquired on October 1, 2013	5,949
Pre-disposition investment in RioCan	$35,574

Net consideration received at close for the Company’s interest in RioCan	$53,073
Less: Pre-disposition investment in RioCan	35,574
Gain on sale of joint venture interest	$17,499
In addition, during the year ended December 31, 2013, Hampton sold the two remaining properties in its portfolio. Such transactions aggregated a combined sales price of $13,300, resulting in a gain on sale of $1,019 on one of the properties. Proceeds from the

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

sales were used to pay down the entire $12,631 balance of the joint venture’s outstanding debt. As of December 31, 2013, no properties remained in the Hampton joint venture and the venture had been dissolved.
(12) Equity
On March 7, 2013, the Company established an at-the-market (ATM) equity program under which it sold 5,547 shares of its Class A common stock during the year ended December 31, 2013. The shares were issued at a weighted average price per share of $15.29 for proceeds of $83,527, net of commissions and offering costs. No shares were issued during the years ended December 31, 2014 and 2015 and the 2013 ATM equity program expired in November 2015.
On December 21, 2015, the Company established a new ATM equity program under which it may issue and sell shares of its Class A common stock, having an aggregate offering price of up to $250,000, from time to time. Actual sales may depend on a variety of factors, including, among others, market conditions and the trading price of the Company’s Class A common stock. Any net proceeds are expected to be used for general corporate purposes, which may include the funding of acquisitions and redevelopment activities and the repayment of debt, including the Company’s Unsecured Credit Facility. As of December 31, 2015, the Company had Class A common shares having an aggregate offering price of up to $250,000 remaining available for sale under its ATM equity program.
On December 15, 2015, the Company’s board of directors authorized a common stock repurchase program under which the Company may repurchase, from time to time, up to a maximum of $250,000 of shares of its Class A common stock. The shares may be repurchased in the open market or in privately negotiated transactions. The timing and actual number of shares repurchased will depend on a variety of factors including price in absolute terms and in relation to the value of the Company’s assets, corporate and regulatory requirements, market conditions and other corporate liquidity requirements and priorities. The common stock repurchase program may be suspended or terminated at any time without prior notice. As of December 31, 2015, the Company had not repurchased any shares under this program.
(13) Earnings per Share
The following table summarizes the components used in the calculation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
	2015		2014		2013
Numerator:
Income (loss) from continuing operations	$3,832		$597		$(42,855)
Gain on sales of investment properties	121,792		42,196		5,806
Net income from continuing operations attributable to noncontrolling interest	(528)		—		—
Preferred stock dividends	(9,450)		(9,450)		(9,450)
Income (loss) from continuing operations attributable to common shareholders	115,646		33,343		(46,499)
Income from discontinued operations	—		507		50,675
Net income attributable to common shareholders	115,646		33,850		4,176
Distributions paid on unvested restricted shares	(481)		(225)		(59)
Net income attributable to common shareholders excluding amounts attributable to unvested restricted shares	$115,165		$33,625		$4,117

Denominator:
Denominator for earnings (loss) per common share – basic:
Weighted average number of common shares outstanding	236,380	(a)	236,184	(b)	234,134	(c)
Effect of dilutive securities:
Stock options	2	(d)	3	(d)	—	(d)
RSUs	—	(e)	—		—
Denominator for earnings (loss) per common share – diluted:
Weighted average number of common and common equivalent shares outstanding	236,382		236,187		234,134

(a)
Excludes 788 shares of unvested restricted common stock, which equate to 768 shares on a weighted average basis for the year ended December 31, 2015. These shares will continue to be excluded from the computation of basic EPS until contingencies are resolved and the shares are released.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(b)
Excludes 396 shares of unvested restricted common stock, which equate to 364 shares on a weighted average basis for the year ended December 31, 2014. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(c)
Excludes 152 shares of unvested restricted common stock, which equate to 106 shares on a weighted average basis for the year ended December 31, 2013. These shares were excluded from the computation of basic EPS as the contingencies remained and the shares had not been released as of the end of the reporting period.

(d)
There were outstanding options to purchase 53, 64 and 78 shares of common stock as of December 31, 2015, 2014 and 2013, respectively, at a weighted average exercise price of $19.39, $19.32 and $19.10, respectively. Of these totals, outstanding options to purchase 45, 54 and 78 shares of common stock as of December 31, 2015, 2014 and 2013, respectively, at a weighted average exercise price of $20.74, $20.72 and $19.10, respectively, have been excluded from the common shares used in calculating diluted earnings per share as including them would be anti-dilutive.

(e)
There were 174 RSUs eligible for future conversion following the performance period as of December 31, 2015 (see Note 5 to the consolidated financial statements). These contingently issuable shares are included in diluted EPS based on the weighted average number of shares that would be outstanding during the period, if any, assuming the end of the reporting period was the end of the contingency period. Assuming December 31, 2015 was the end of the contingency period, none of these contingently issuable shares would be outstanding.

(14) Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to annually distribute to its shareholders at least 90% of its REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gains. The Company intends to continue to adhere to these requirements and to maintain its REIT status. As a REIT, the Company is entitled to a deduction for some or all of the distributions it pays to shareholders. Accordingly, the Company is generally subject to U.S. federal income taxes on any taxable income that is not currently distributed to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to U.S. federal income taxes and may not be able to qualify as a REIT until the fifth subsequent taxable year.
Notwithstanding the Company’s qualification as a REIT, the Company may be subject to certain state and local taxes on its income or properties. In addition, the Company’s consolidated financial statements include the operations of one wholly-owned subsidiary that has jointly elected to be treated as a TRS and is subject to U.S. federal, state and local income taxes at regular corporate tax rates. The Company did not record any income tax expense related to the TRS for the years ended December 31, 2015 and 2014. The Company recorded $189 of income tax expense related to the TRS for the year ended December 31, 2013. As a REIT, the Company may also be subject to certain U.S. federal excise taxes if it engages in certain types of transactions.
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

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company’s deferred tax assets and liabilities as of December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Basis difference in properties	$1,109	$14,211
Capital loss carryforward	9,885	3,225
Net operating loss carryforward	12,543	2,995
Other	81	140
Gross deferred tax assets	23,618	20,571
Less: valuation allowance	(23,618)	(20,355)
Total deferred tax assets	—	216
Deferred tax liabilities:
Other	—	(216)
Net deferred tax assets	$—	$—
The Company’s deferred tax assets and liabilities result from the activities of the TRS. As of December 31, 2015, the TRS had a capital loss carryforward and a federal net operating loss carryforward of $24,567 and $31,171, respectively, which if not utilized, will begin to expire in 2019 and 2031, respectively.
Differences between net income from the consolidated statements of operations and other comprehensive income and the Company’s taxable income primarily relate to impairment charges recorded on investment properties and the timing of both revenue recognition and investment property depreciation and amortization.
The following table reconciles the Company’s net income to REIT taxable income before the dividends paid deduction for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Net income attributable to the Company	$125,096	$43,300	$13,626
Book/tax differences	2,344	71,910	60,098
REIT taxable income subject to 90% dividend requirement	$127,440	$115,210	$73,724
The Company’s dividends paid deduction for the years ended December 31, 2015, 2014 and 2013 is summarized below:

	2015	2014	2013
Cash distributions paid	$166,064	$166,025	$164,391
Less: non-dividend distributions	(38,624)	(50,815)	(90,667)
Total dividends paid deduction attributable to earnings and profits	$127,440	$115,210	$73,724
A summary of the tax characterization of the distributions paid per share to shareholders of the Company’s preferred stock and common stock for the years ended December 31, 2015, 2014 and 2013 follows:

	2015	2014	2013
Preferred stock
Ordinary dividends	$1.75	$1.75	$1.80
Non-dividend distributions	—	—	—
Total distributions per share	$1.75	$1.75	$1.80

Common stock
Ordinary dividends	$0.50	$0.45	$0.27
Non-dividend distributions	0.16	0.21	0.39
Total distributions per share	$0.66	$0.66	$0.66
The Company records a benefit for uncertain income tax positions if the result of a tax position meets a “more likely than not” recognition threshold. No liabilities have been recorded as of December 31, 2015 or 2014 as a result of this provision. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

December 31, 2015. Returns for the calendar years 2012 through 2015 remain subject to examination by federal and various state tax jurisdictions.
(15) Provision for Impairment of Investment Properties
As of December 31, 2015, 2014 and 2013, the Company identified indicators of impairment at certain of its properties. Such indicators included a low occupancy rate, difficulty in leasing space and related cost of re-leasing, financially troubled tenants or reduced anticipated holding periods. The following table summarizes the results of these analyses as of December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014		2013
Number of properties for which indicators of impairment were identified	3	8	(a)	14	(b)
Less: number of properties for which an impairment charge was recorded	—	3		3
Less: number of properties that were held for sale as of the date the analysis was performed for which indicators of impairment were identified but no impairment charge was recorded	—	1		1
Remaining properties for which indicators of impairment were identified but no impairment charge was considered necessary	3	4		10

Weighted average percentage by which the projected undiscounted cash flows exceeded its respective carrying value for each of the remaining properties (c)	42%	48%		20%

(a)	Includes seven properties which have subsequently been sold as of December 31, 2015.

(b)	Includes 11 properties which have subsequently been sold as of December 31, 2015.

(c)	Based upon the estimated holding period for each asset where an undiscounted cash flow analysis was performed.
The Company recorded the following investment property impairment charges during the year ended December 31, 2015:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Massillon Commons (a)	Multi-tenant retail	June 4, 2015	245,900	$2,289
Traveler’s Office Building (a)	Single-user office	June 30, 2015	50,800	1,655
Shaw’s Supermarket (a)	Single-user retail	August 6, 2015	65,700	169
Southgate Plaza (a)	Multi-tenant retail	December 18, 2015	86,100	2,484
Bellevue Mall (a)	Development	December 31, 2015	369,300	13,340
				$19,937
	Estimated fair value of impaired properties as of impairment date			$43,720

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for the respective properties, which were sold during 2015.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

The Company recorded the following investment property impairment charges during the year ended December 31, 2014:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Midtown Center (a)	Multi-tenant retail	March 31, 2014	408,500	$394
Gloucester Town Center	Multi-tenant retail	Various (b)	107,200	6,148
Boston Commons (a)	Multi-tenant retail	August 19, 2014	103,400	453
Four Peaks Plaza (a)	Multi-tenant retail	August 27, 2014	140,400	4,154
Shaw’s Supermarket (c)	Single-user retail	September 30, 2014	65,700	6,230
The Gateway (d)	Multi-tenant retail	September 30, 2014	623,200	42,999
Newburgh Crossing (a)	Multi-tenant retail	December 22, 2014	62,900	1,139
Hartford Insurance Building (e)	Single-user office	December 31, 2014	97,400	5,782
Citizen’s Property Insurance Building (e)	Single-user office	December 31, 2014	59,800	4,341
Aon Hewitt East Campus (f)	Single-user office	December 31, 2014	343,000	563
			Total	$72,203
	Estimated fair value of impaired properties as of impairment date			$190,953

(a)	The Company recorded impairment charges based upon the terms and conditions of an executed sales contract for each of the respective properties, which were sold during 2014.

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

The Company recorded the following investment property impairment charges during the year ended December 31, 2013:

Property Name	Property Type	Impairment Date	Square Footage	Provision for Impairment of Investment Properties
Aon Hewitt East Campus (a)	Single-user office	September 30, 2013	343,000	$27,183
Four Peaks Plaza (b)	Multi-tenant retail	December 31, 2013	140,400	7,717
Lake Mead Crossing (b)	Multi-tenant retail	December 31, 2013	221,200	24,586
				59,486
Discontinued Operations:
University Square (c)	Multi-tenant retail	June 30, 2013	287,000	6,694
Raytheon Facility	Single-user office	Various (d)	105,000	2,518
Shops at 5	Multi-tenant retail	Various (d)	421,700	21,128
Preston Trail Village	Multi-tenant retail	Various (d)	180,000	1,941
Rite Aid – Atlanta	Single-user retail	Various (d)	10,900	266
				32,547
			Total	$92,033
	Estimated fair value of impaired properties as of impairment date			$134,853

(a)
The Company recorded an impairment charge driven by a change in the estimated holding period for the property. The amount of the impairment charge was based upon the terms and conditions of a bona fide purchase offer.

(b)	The Company recorded impairment charges driven by changes in the estimated holding periods for the properties.

(c)	The Company recorded an impairment charge upon re-evaluating the strategic alternatives for the property, which was subsequently sold on October 25, 2013.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(d)
Impairment charges were recorded at various dates during the year ended December 31, 2013 initially based upon the terms of bona fide purchase offers, subsequent revisions pursuant to contract negotiations or the final disposition price, as applicable.

The Company can provide no assurance that material impairment charges with respect to its investment properties will not occur in future periods.
(16) Fair Value Measurements
Fair Value of Financial Instruments
The following table presents the carrying value and estimated fair value of the Company’s financial instruments:

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial liabilities:
Mortgages payable, net	$1,123,136	$1,213,620	$1,623,729	$1,749,671
Unsecured notes payable, net	$495,576	$486,701	$248,541	$258,360
Unsecured credit facility	$547,526	$550,000	$446,465	$451,502
Derivative liability	$85	$85	$562	$562
The carrying values of mortgages payable, net and unsecured notes payable, net in the table are included in the accompanying consolidated balance sheets under the indicated captions. The carrying value of the Unsecured Credit Facility is comprised of the “Unsecured term loan, net” and the “Unsecured revolving line of credit” and the carrying value of the derivative liability is included in “Other liabilities” in the accompanying consolidated balance sheets.
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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2015
Derivative liability	$—	$85	$—	$85

December 31, 2014
Derivative liability	$—	$562	$—	$562
Derivative liability:  The fair value of the derivative liability is determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market’s expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

are aggregated to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2015 and 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation. As a result, the Company has determined that its derivative valuations in their entirety are appropriately classified within Level 2 of the fair value hierarchy. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements. The Company’s derivative instruments are further described in Note 10 to the consolidated financial statements.
Nonrecurring Fair Value Measurements
The Company did not have any assets measured at fair value on a nonrecurring basis as of December 31, 2015.
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

	Fair Value
	Level 1	Level 2	Level 3		Total	Provision for Impairment (a)
December 31, 2014
Investment properties	$—	$—	$86,500	(b)	$86,500	$59,352
Investment properties – held for sale (c)	$—	$17,233	$—		$17,233	$563

(a)	Excludes impairment charges recorded on investment properties sold prior to December 31, 2014.

(b)
Represents the fair values of the Company’s Shaw’s Supermarket, The Gateway, Hartford Insurance Building and Citizen’s Property Insurance Building investment properties. The estimated fair values of Shaw’s Supermarket and The Gateway of $3,100 and $75,400, respectively, were determined using the income approach. The income approach involves discounting the estimated income stream and reversion (presumed sale) value of a property over an estimated holding period to a present value at a risk-adjusted rate. Discount rates, growth assumptions and terminal capitalization rates utilized in this approach are derived from property-specific information, market transactions and other industry data. The terminal capitalization rate and discount rate are significant inputs to this valuation. The following were the key Level 3 inputs used in estimating the fair value of Shaw’s Supermarket and The Gateway as of September 30, 2014, the date the assets were measured at fair value:

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

	Fair Value
	Level 1	Level 2	Level 3	Total
December 31, 2015
Mortgages payable, net	$—	$—	$1,213,620	$1,213,620
Unsecured notes payable, net	$239,482	$—	$247,219	$486,701
Unsecured credit facility	$—	$—	$550,000	$550,000

December 31, 2014
Mortgages payable, net	$—	$—	$1,749,671	$1,749,671
Unsecured notes payable	$—	$—	$258,360	$258,360
Unsecured credit facility	$—	$—	$451,502	$451,502
Mortgages payable, net:  The Company estimates the fair value of its mortgages payable by discounting the anticipated future cash flows of each instrument at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rate for each of the Company’s individual mortgages payable based upon the specific terms of the agreement, including the term to maturity, the quality and nature of the underlying property and its leverage ratio. The rates used range from 2.2% to 6.0% and 2.2% to 4.0% as of December 31, 2015 and 2014, respectively.
Unsecured notes payable, net: The quoted market price as of December 31, 2015 was used to value the Company’s 4.00% notes. The Company estimates the fair value of its Series A and B notes by discounting the future cash flows at rates currently offered to the Company by its lenders for similar debt instruments of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The weighted average rate used was 4.64% and 3.97% as of December 31, 2015 and 2014, respectively.
Unsecured Credit Facility:  The Company estimates the fair value of its Unsecured Credit Facility by discounting the anticipated future cash flows related to the credit spreads at rates currently offered to the Company by its lenders for similar facilities of comparable maturities. The rates used are not directly observable in the marketplace and judgment is used in determining the appropriate rates. The rates used to discount the credit spreads were 1.30% and 1.35% for the unsecured term loan as of December 31, 2015 and 2014, respectively, and 1.35% for the unsecured revolving line of credit as of December 31, 2015. There were no amounts drawn on the unsecured revolving line of credit as of December 31, 2014.
There were no transfers between the levels of the fair value hierarchy during the years ended December 31, 2015 and 2014.
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
Guarantees
Although the mortgage loans obtained by the Company are generally non-recourse, occasionally the Company may guarantee all or a portion of the debt on a full-recourse basis. As of December 31, 2015, the Company had guaranteed $1,978 of its outstanding mortgage loans related to one mortgage loan with a maturity date of September 30, 2016.

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
(19) Subsequent Events
Subsequent to December 31, 2015, the Company:

•
entered into its fourth amended and restated unsecured credit agreement with a syndicate of financial institutions to provide for an unsecured credit facility aggregating $1,200,000. See Note 9 to the consolidated financial statements for further details;

•
closed on the acquisition of a two-property portfolio consisting of Shoppes at Hagerstown, a 113,200 square foot multi-tenant retail property located in Hagerstown, Maryland, for a gross purchase price of $27,055 and Merrifield Town Center II, a 138,000 square foot property, consisting of 76,000 square feet of retail space and 62,000 square feet of storage space, located in Falls Church, Virginia, for a gross purchase price of $45,676;

•
closed on the disposition of The Gateway, a 623,200 square foot multi-tenant retail property located in Salt Lake City, Utah, through a lender-directed sale in full satisfaction of its mortgage obligation. Immediately prior to the disposition, the lender reduced the Company’s loan obligation to $75,000 which was assumed by the buyer in connection with the disposition, resulting in an anticipated gain on extinguishment of debt of approximately $13,653 and an anticipated gain on sale of approximately $3,868; and

•
closed on the disposition of Stateline Station, a 142,600 square foot multi-tenant retail property located in Kansas City, Missouri, for a sales price of $17,500 with an anticipated gain on sale of approximately $4,253.

On February 11, 2016, the Company’s board of directors declared the cash dividend for the first quarter of 2016 for the Company’s 7.00% Series A cumulative redeemable preferred stock. The dividend of $0.4375 per preferred share will be paid on March 31, 2016 to preferred shareholders of record at the close of business on March 21, 2016.
On February 11, 2016, the Company’s board of directors declared the distribution for the first quarter of 2016 of $0.165625 per share on the Company’s outstanding Class A common stock, which will be paid on April 8, 2016 to Class A common shareholders of record at the close of business on March 28, 2016.

RETAIL PROPERTIES OF AMERICA, INC.
Notes to Consolidated Financial Statements

(20) Quarterly Financial Information (unaudited)
The following table sets forth selected quarterly financial data for the Company:

	2015
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$148,920	$150,955	$150,888	$153,197

Net income	$3,535	$78,329	$30,684	$13,076

Net income attributable to common shareholders	$644	$75,967	$28,321	$10,714

Net income per common share attributable to common shareholders – basic and diluted	$—	$0.32	$0.12	$0.05

Weighted average number of common shares outstanding – basic	236,477	236,439	236,354	236,250

Weighted average number of common shares outstanding – diluted	236,479	236,553	236,356	236,253

	2014
	Dec 31	Sep 30	Jun 30	Mar 31
Total revenues	$153,531	$151,446	$146,446	$149,191

Net income (loss)	$25,865	$(26,736)	$30,043	$14,128

Net income (loss) attributable to common shareholders	$23,502	$(29,098)	$27,680	$11,766

Net income (loss) per common share attributable to common shareholders – basic and diluted	$0.10	$(0.12)	$0.12	$0.05

Weighted average number of common shares outstanding – basic	236,204	236,203	236,176	236,151

Weighted average number of common shares outstanding – diluted	236,207	236,203	236,179	236,153

RETAIL PROPERTIES OF AMERICA, INC.

Schedule II
Valuation and Qualifying Accounts
For the Years Ended December 31, 2015, 2014 and 2013
(in thousands)

	Balance at beginning of year	Charged to costs and expenses	Write-offs	Balance at end of year
Year ended December 31, 2015
Allowance for doubtful accounts	$7,497	3,069	(2,656)	$7,910
Tax valuation allowance	$20,355	3,263	—	$23,618

Year ended December 31, 2014
Allowance for doubtful accounts	$8,197	2,689	(3,389)	$7,497
Tax valuation allowance	$18,631	1,724	—	$20,355

Year ended December 31, 2013
Allowance for doubtful accounts	$6,452	4,600	(2,855)	$8,197
Tax valuation allowance	$7,852	10,779	—	$18,631

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
23rd Street Plaza	$2,863	$1,300	$5,319	$871	$1,300	$6,190	$7,490	$2,311	2003	12/04
Panama City, FL
Academy Sports	—	1,230	3,752	—	1,230	3,752	4,982	1,569	2004	07/04
Houma, LA
Academy Sports	—	1,340	2,943	3	1,340	2,946	4,286	1,205	2004	07/04
Midland, TX
Academy Sports	—	1,050	3,954	6	1,050	3,960	5,010	1,621	2004	07/04
Port Arthur, TX
Academy Sports	—	3,215	3,963	—	3,215	3,963	7,178	1,586	2004	07/04
San Antonio, TX
Alison's Corner	—	1,045	5,700	394	1,045	6,094	7,139	2,494	2003	04/04
San Antonio, TX
Ashland & Roosevelt	1,102	—	21,052	507	—	21,559	21,559	8,300	2002	05/05
Chicago, IL
Avondale Plaza	—	4,573	9,497	31	4,573	9,528	14,101	405	2005	11/14
Redmond, WA
Azalea Square I	11,313	6,375	21,304	1,670	6,375	22,974	29,349	9,763	2004	10/04
Summerville, SC
Azalea Square III	—	3,280	10,348	63	3,280	10,411	13,691	3,147	2007	10/07
Summerville, SC
Beachway Plaza outparcel	—	318	—	341	318	341	659	28	n/a	05/06
Bradenton, FL
Bed Bath & Beyond Plaza	8,482	10,350	18,367	680	10,350	19,047	29,397	7,817	2004	10/04
Miami, FL
Bed Bath & Beyond Plaza	—	4,530	11,901	—	4,530	11,901	16,431	4,541	2000-2002	07/05
Westbury, NY
Boulevard at The Capital Centre	—	—	114,703	(28,975)	—	85,728	85,728	24,907	2004	09/04
Largo, MD
Boulevard Plaza	2,230	4,170	12,038	3,510	4,170	15,548	19,718	6,022	1994	04/05
Pawtucket, RI
The Brickyard	—	45,300	26,657	5,125	45,300	31,782	77,082	12,253	1977/2004	04/05
Chicago, IL
Broadway Shopping Center	—	5,500	14,002	3,220	5,500	17,222	22,722	6,279	1960/1999-	09/05
Bangor, ME									2000

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Brown's Lane	4,659	2,600	12,005	1,250	2,600	13,255	15,855	5,116	1985	04/05
Middletown, RI
Cedar Park Town Center	—	23,923	13,829	129	23,923	13,958	37,881	562	2013	02/15
Cedar Park, TX
Central Texas Marketplace	45,357	13,000	47,559	7,562	13,000	55,121	68,121	17,456	2004	12/06
Waco, TX
Centre at Laurel	—	19,000	8,406	16,761	18,700	25,467	44,167	8,975	2005	02/06
Laurel, MD
Century III Plaza	—	7,100	33,212	1,833	7,100	35,045	42,145	13,467	1996	06/05
West Mifflin, PA
Chantilly Crossing	—	8,500	16,060	2,290	8,500	18,350	26,850	6,939	2004	05/05
Chantilly, VA
Cinemark Seven Bridges	4,659	3,450	11,728	15	3,450	11,743	15,193	4,412	2000	03/05
Woodridge, IL
Clearlake Shores	—	1,775	7,026	1,180	1,775	8,206	9,981	3,166	2003-2004	04/05
Clear Lake, TX
Coal Creek Marketplace	—	5,023	12,382	—	5,023	12,382	17,405	170	1991	08/15
Newcastle, WA
Colony Square	—	16,700	22,775	2,103	16,700	24,878	41,578	8,381	1997	05/06
Sugar Land, TX
The Columns	11,671	5,830	19,439	191	5,830	19,630	25,460	8,131	2004	8/04 &
Jackson, TN										10/04
Commons at Royal Palm	—	6,413	9,802	15	6,413	9,817	16,230	687	2001	06/14
Royal Palm Beach, FL
The Commons at Temecula	25,606	12,000	35,887	1,567	12,000	37,454	49,454	14,617	1999	04/05
Temecula, CA
Coppell Town Center	10,589	2,919	13,281	57	2,919	13,338	16,257	1,209	1999	10/13
Coppell, TX
Coram Plaza	13,183	10,200	26,178	3,031	10,200	29,209	39,409	11,681	2004	12/04
Coram, NY
Corwest Plaza	14,213	6,900	23,851	(30)	6,900	23,821	30,721	10,534	1999-2003	01/04
New Britain, CT
Cottage Plaza	10,146	3,000	19,158	340	3,000	19,498	22,498	7,722	2004-2005	02/05
Pawtucket, RI

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Cranberry Square	10,408	3,000	18,736	1,303	3,000	20,039	23,039	8,255	1996-1997	07/04
Cranberry Township, PA
Crown Theater	—	7,318	954	(60)	7,258	954	8,212	665	2000	07/05
Hartford, CT
Cuyahoga Falls Market Center	3,440	3,350	11,083	575	3,350	11,658	15,008	4,524	1998	04/05
Cuyahoga Falls, OH
CVS Pharmacy	—	910	2,891	—	910	2,891	3,801	1,113	1999	06/05
Burleson, TX
CVS Pharmacy (Eckerd)	2,095	975	2,400	2	975	2,402	3,377	1,068	2003	12/03
Edmond, OK
CVS Pharmacy	—	750	1,958	—	750	1,958	2,708	759	1999	05/05
Lawton, OK
CVS Pharmacy	—	600	2,659	—	600	2,659	3,259	1,040	2004	05/05
Moore, OK
CVS Pharmacy (Eckerd)	3,309	932	4,370	—	932	4,370	5,302	1,959	2003	12/03
Norman, OK
CVS Pharmacy	—	620	3,583	—	620	3,583	4,203	1,379	1999	06/05
Oklahoma City, OK
CVS Pharmacy	—	1,100	3,254	—	1,100	3,254	4,354	1,282	2004	03/05
Saginaw, TX
CVS Pharmacy	—	600	2,469	3	600	2,472	3,072	1,012	2004	10/04
Sylacauga, AL
Cypress Mill Plaza	—	4,962	9,976	85	4,962	10,061	15,023	1,028	2004	10/13
Cypress, TX
Davis Towne Crossing	—	1,850	5,681	1,153	1,671	7,013	8,684	2,788	2003-2004	06/04
North Richland Hills, TX
Denton Crossing	25,737	6,000	43,434	11,631	6,000	55,065	61,065	22,289	2003-2004	10/04
Denton, TX
Dorman Center I & II	20,210	17,025	29,478	1,035	17,025	30,513	47,538	13,528	2003-2004	3/04 & 7/04
Spartanburg, SC
Downtown Crown	—	43,367	110,785	1,375	43,367	112,160	155,527	4,115	2014	01/15
Gaithersburg, MD
East Stone Commons	—	2,900	28,714	(747)	2,826	28,041	30,867	9,727	2005	06/06
Kingsport, TN

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Eastwood Towne Center	—	12,000	65,067	3,797	12,000	68,864	80,864	28,315	2002	05/04
Lansing, MI
Edgemont Town Center	6,138	3,500	10,956	405	3,500	11,361	14,861	4,591	2003	11/04
Homewood, AL
Edwards Multiplex	8,977	—	35,421	—	—	35,421	35,421	13,853	1988	05/05
Fresno, CA
Edwards Multiplex	12,979	11,800	33,098	—	11,800	33,098	44,898	12,944	1997	05/05
Ontario, CA
Evans Towne Centre	4,028	1,700	6,425	911	1,700	7,336	9,036	2,754	1995	12/04
Evans, GA
Fairgrounds Plaza	—	4,800	13,490	4,354	5,431	17,213	22,644	6,695	2002-2004	01/05
Middletown, NY
Five Forks	—	2,540	6,393	458	2,540	6,851	9,391	2,725	1999/2004-	12/04 &
Simpsonville, SC									2005	3/05
Fordham Place	—	17,209	96,547	(218)	17,209	96,329	113,538	7,549	Redev: 2009	11/13
Bronx, NY
Forks Town Center	7,991	2,430	14,836	800	2,430	15,636	18,066	6,497	2002	07/04
Easton, PA
Fort Evans Plaza II	—	16,118	44,880	—	16,118	44,880	60,998	1,780	2008	01/15
Leesburg, VA
Fox Creek Village	8,525	3,755	15,563	(930)	3,755	14,633	18,388	6,063	2003-2004	11/04
Longmont, CO
Fullerton Metrocenter	26,522	—	47,403	2,884	—	50,287	50,287	20,690	1988	06/04
Fullerton, CA
Galvez Shopping Center	—	1,250	4,947	378	1,250	5,325	6,575	2,051	2004	06/05
Galveston, TX
Gardiner Manor Mall	36,523	12,348	56,199	421	12,348	56,620	68,968	3,330	2000	06/14
Bay Shore, NY
The Gateway	94,328	28,665	110,945	(62,566)	18,163	58,881	77,044	4,469	2001-2003	05/05
Salt Lake City, UT
Gateway Pavilions	22,920	9,880	55,195	1,358	9,880	56,553	66,433	22,605	2003-2004	12/04
Avondale, AZ
Gateway Plaza	—	—	26,371	3,693	—	30,064	30,064	12,204	2000	07/04
Southlake, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Gateway Station	—	1,050	3,911	1,107	1,050	5,018	6,068	1,986	2003-2004	12/04
College Station, TX
Gateway Station II & III	—	3,280	11,557	47	3,280	11,604	14,884	3,314	2006-2007	05/07
College Station, TX
Gateway Village	35,428	8,550	39,298	4,950	8,550	44,248	52,798	18,061	1996	07/04
Annapolis, MD
Gerry Centennial Plaza	—	5,370	12,968	9,214	5,370	22,182	27,552	6,618	2006	06/07
Oswego, IL
Governor's Marketplace	—	—	30,377	3,037	—	33,414	33,414	13,918	2001	08/04
Tallahassee, FL
Grapevine Crossing	—	4,100	16,938	235	3,894	17,379	21,273	6,726	2001	04/05
Grapevine, TX
Green's Corner	5,017	3,200	8,663	262	3,200	8,925	12,125	3,594	1997	12/04
Cumming, GA
Gurnee Town Center	14,286	7,000	35,147	4,644	7,000	39,791	46,791	15,793	2000	10/04
Gurnee, IL
Henry Town Center	—	10,650	46,814	6,873	10,650	53,687	64,337	19,826	2002	12/04
McDonough, GA
Heritage Square	—	6,377	11,385	1,271	6,377	12,656	19,033	852	1985	02/14
Issaquah, WA
Heritage Towne Crossing	7,904	3,065	10,729	1,442	3,065	12,171	15,236	5,226	2002	03/04
Euless, TX
Hickory Ridge	18,242	6,860	33,323	612	6,860	33,935	40,795	13,819	1999	01/04
Hickory, NC
High Ridge Crossing	4,659	3,075	9,148	(204)	3,075	8,944	12,019	3,554	2004	03/05
High Ridge, MO
Holliday Towne Center	7,352	2,200	11,609	(333)	2,200	11,276	13,476	4,589	2003	02/05
Duncansville, PA
Home Depot Center	—	—	16,758	—	—	16,758	16,758	6,451	1996	06/05
Pittsburgh, PA
Home Depot Plaza	10,682	9,700	17,137	1,666	9,700	18,803	28,503	7,047	1992	06/05
Orange, CT
HQ Building	—	5,200	10,010	4,209	5,200	14,219	19,419	5,218	Redev: 2004	12/05
San Antonio, TX

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Huebner Oaks Center	—	18,087	64,731	153	18,087	64,884	82,971	3,766	1996	06/14
San Antonio, TX
Humblewood Shopping Center	—	2,200	12,823	1,042	2,200	13,865	16,065	4,800	Renov: 2005	11/05
Humble, TX
Irmo Station	4,750	2,600	9,247	1,219	2,579	10,487	13,066	4,045	1980 & 1985	12/04
Irmo, SC
Jefferson Commons	—	23,097	52,762	1,432	23,097	54,194	77,291	15,596	2005	02/08
Newport News, VA
John's Creek Village	—	14,446	23,932	90	14,446	24,022	38,468	1,566	2004	06/14
John's Creek, GA
King Philip's Crossing	—	3,710	19,144	(150)	3,710	18,994	22,704	7,053	2005	11/05
Seekonk, MA
La Plaza Del Norte	—	16,005	37,744	3,928	16,005	41,672	57,677	17,323	1996/1999	01/04
San Antonio, TX
Lake Mary Pointe	1,536	2,075	4,009	101	2,065	4,120	6,185	1,685	1999	10/04
Lake Mary, FL
Lake Worth Towne Crossing (a)	—	6,600	30,910	7,802	6,600	38,712	45,312	12,245	2005	06/06
Lake Worth, TX
Lakepointe Towne Center	—	4,750	23,904	2,718	4,750	26,622	31,372	9,979	2004	05/05
Lewisville, TX
Lakewood Towne Center	—	12,555	74,612	(14,100)	12,555	60,512	73,067	24,647	1998/2002-	06/04
Lakewood, WA									2003
Lincoln Park	25,896	38,329	17,772	327	38,329	18,099	56,428	1,106	1997	06/14
Dallas, TX
Lincoln Plaza	—	13,000	46,482	22,731	13,110	69,103	82,213	24,947	2001-2004	09/05
Worcester, MA
Low Country Village I & II	—	2,910	16,614	(277)	2,486	16,761	19,247	6,905	2004 & 2005	06/04 &
Bluffton, SC										09/05
Lowe's/Bed, Bath & Beyond	—	7,423	799	(8)	7,415	799	8,214	550	2005	08/05
Butler, NJ
MacArthur Crossing	6,629	4,710	16,265	1,875	4,710	18,140	22,850	7,830	1995-1996	02/04
Los Colinas, TX
Magnolia Square	6,000	2,635	15,040	(767)	2,635	14,273	16,908	5,779	2004	02/05
Houma, LA

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Manchester Meadows	—	14,700	39,738	2,852	14,700	42,590	57,290	16,870	1994-1995	08/04
Town and Country, MO
Mansfield Towne Crossing	—	3,300	12,195	3,625	3,300	15,820	19,120	6,408	2003-2004	11/04
Mansfield, TX
Maple Tree Place	—	28,000	67,361	4,950	28,000	72,311	100,311	28,245	2004-2005	05/05
Williston, VT
Merrifield Town Center	—	18,678	36,496	18	18,678	36,514	55,192	1,297	2008	01/15
Falls Church, VA
Mid-Hudson Center	—	9,900	29,160	60	9,900	29,220	39,120	11,149	2000	07/05
Poughkeepsie, NY
Mitchell Ranch Plaza	—	5,550	26,213	795	5,550	27,008	32,558	11,111	2003	08/04
New Port Richey, FL
New Forest Crossing	—	4,390	11,313	(6)	4,390	11,307	15,697	1,100	2003	10/13
Houston, TX
Newnan Crossing I & II	—	15,100	33,987	5,911	15,100	39,898	54,998	16,422	1999 &	12/03 &
Newnan, GA									2004	02/04
Newton Crossroads	3,533	3,350	6,927	306	3,350	7,233	10,583	2,816	1997	12/04
Covington, GA
North Rivers Towne Center	9,516	3,350	15,720	323	3,350	16,043	19,393	6,848	2003-2004	04/04
Charleston, SC
Northgate North	26,645	7,540	49,078	(14,640)	7,540	34,438	41,978	14,920	1999-2003	06/04
Seattle, WA
Northpointe Plaza	22,016	13,800	37,707	4,667	13,800	42,374	56,174	17,531	1991-1993	05/04
Spokane, WA
Northwood Crossing	—	3,770	13,658	1,191	3,770	14,849	18,619	5,361	1979/2004	01/06
Northport, AL
Northwoods Center	8,035	3,415	9,475	6,659	3,415	16,134	19,549	6,360	2002-2004	12/04
Wesley Chapel, FL
Orange Plaza (Golfland Plaza)	—	4,350	4,834	2,362	4,350	7,196	11,546	2,539	1995	05/05
Orange, CT
The Orchard	—	3,200	17,151	225	3,200	17,376	20,576	6,526	2004-2005	07/05 &
New Hartford, NY										9/05
Oswego Commons	21,000	6,454	16,004	502	6,454	16,506	22,960	1,168	2002-2004	06/14
Oswego, IL

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Pacheco Pass Phase I & II	—	13,420	32,784	406	13,400	33,210	46,610	11,454	2004 & 2006	07/05 &
Gilroy, CA										06/07
Page Field Commons	—	—	43,355	1,147	—	44,502	44,502	16,519	1999	05/05
Fort Myers, FL
Paradise Valley Marketplace	8,707	6,590	20,425	785	6,590	21,210	27,800	9,117	2002	04/04
Phoenix, AZ
Parkway Towne Crossing	—	6,142	20,423	6,561	6,142	26,984	33,126	9,427	2010	08/06
Frisco, TX
Pavilion at Kings Grant I & II	—	10,274	12,392	12,144	10,274	24,536	34,810	8,451	2002-2003	12/03 &
Concord, NC									& 2005	06/06
Pelham Manor Shopping Plaza	—	—	67,870	66	—	67,936	67,936	5,894	2008	11/13
Pelham Manor, NY
Peoria Crossings I & II	24,073	6,995	32,816	3,886	8,495	35,202	43,697	14,925	2002-2003	03/04 &
Peoria, AZ									& 2005	05/05
Phenix Crossing	3,937	2,600	6,776	321	2,600	7,097	9,697	2,889	2004	12/04
Phenix City, AL
Placentia Town Center	10,507	11,200	11,751	2,080	11,200	13,831	25,031	5,269	1973/2000	12/04
Placentia, CA
Plaza at Marysville	8,766	6,600	13,728	862	6,600	14,590	21,190	5,948	1995	07/04
Marysville, WA
Plaza Santa Fe II	—	—	28,588	3,237	—	31,825	31,825	13,449	2000-2002	06/04
Santa Fe, NM
Pleasant Run	12,975	4,200	29,085	3,610	4,200	32,695	36,895	12,803	2004	12/04
Cedar Hill, TX
Quakertown	—	2,400	9,246	25	2,400	9,271	11,671	3,509	2004-2005	09/05
Quakertown, PA
Red Bug Village	—	1,790	6,178	219	1,790	6,397	8,187	2,459	2004	12/05
Winter Springs, FL
Reisterstown Road Plaza	46,169	15,800	70,372	14,642	15,791	85,023	100,814	33,975	1986/2004	08/04
Baltimore, MD
Rite Aid Store (Eckerd), Sheridan Dr.	—	2,000	2,722	—	2,000	2,722	4,722	1,014	1999	11/05
Amherst, NY
Rite Aid Store (Eckerd), Transit Rd.	—	2,500	2,764	2	2,500	2,766	5,266	1,031	2003	11/05
Amherst, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd), E. Main St.	—	1,860	2,786	19	1,860	2,805	4,665	1,042	2004	11/05
Batavia, NY
Rite Aid Store (Eckerd), W. Main St.	—	1,510	2,627	—	1,510	2,627	4,137	979	2001	11/05
Batavia, NY
Rite Aid Store (Eckerd), Ferry St.	—	900	2,677	—	900	2,677	3,577	998	2000	11/05
Buffalo, NY
Rite Aid Store (Eckerd), Main St.	—	1,340	2,192	—	1,340	2,192	3,532	817	1998	11/05
Buffalo, NY
Rite Aid Store (Eckerd)	—	1,968	2,575	1	1,968	2,576	4,544	960	2004	11/05
Canandaigua, NY
Rite Aid Store (Eckerd)	—	750	2,042	—	750	2,042	2,792	786	1999	06/05
Chattanooga, TN
Rite Aid Store (Eckerd)	—	2,080	1,393	—	2,080	1,393	3,473	519	1999	11/05
Cheektowaga, NY
Rite Aid Store (Eckerd)	2,903	3,000	3,955	22	3,000	3,977	6,977	1,548	2005	05/05
Colesville, MD
Rite Aid Store (Eckerd)	1,557	900	2,377	—	900	2,377	3,277	1,036	2003-2004	06/04
Columbia, SC
Rite Aid Store (Eckerd)	1,241	600	2,033	1	600	2,034	2,634	863	2003-2004	06/04
Crossville, TN
Rite Aid Store (Eckerd)	—	900	2,475	—	900	2,475	3,375	917	1999	11/05
Grand Island, NY
Rite Aid Store (Eckerd)	—	470	2,657	—	470	2,657	3,127	990	1998	11/05
Greece, NY
Rite Aid Store (Eckerd)	1,495	1,050	2,047	1	1,050	2,048	3,098	869	2003-2004	06/04
Greer, SC
Rite Aid Store (Eckerd)	—	2,060	1,873	—	2,060	1,873	3,933	698	2002	11/05
Hudson, NY
Rite Aid Store (Eckerd)	—	1,940	2,736	(27)	1,913	2,736	4,649	1,020	2002	11/05
Irondequoit, NY
Rite Aid Store (Eckerd)	1,778	700	2,960	1	700	2,961	3,661	1,257	2003-2004	06/04
Kill Devil Hills, NC
Rite Aid Store (Eckerd)	—	1,710	1,207	—	1,710	1,207	2,917	450	1999	11/05
Lancaster, NY

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Rite Aid Store (Eckerd)	—	1,650	2,788	—	1,650	2,788	4,438	1,039	2002	11/05
Lockport, NY
Rite Aid Store (Eckerd)	—	820	1,935	—	820	1,935	2,755	721	2000	11/05
North Chili, NY
Rite Aid Store (Eckerd)	—	1,190	2,809	—	1,190	2,809	3,999	1,047	1999	11/05
Olean, NY
Rite Aid Store (Eckerd), Culver Rd.	—	1,590	2,279	—	1,590	2,279	3,869	849	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd), Lake Ave.	—	2,220	3,025	2	2,220	3,027	5,247	1,128	2001	11/05
Rochester, NY
Rite Aid Store (Eckerd)	—	800	3,075	—	800	3,075	3,875	1,146	2000	11/05
Tonawanda, NY
Rite Aid Store (Eckerd), Harlem Rd.	—	2,830	1,683	—	2,830	1,683	4,513	627	2003	11/05
West Seneca, NY
Rite Aid Store (Eckerd), Union Rd.	—	1,610	2,300	—	1,610	2,300	3,910	857	2000	11/05
West Seneca, NY
Rite Aid Store (Eckerd)	—	810	1,434	—	810	1,434	2,244	534	1997	11/05
Yorkshire, NY
Rivery Town Crossing	—	2,900	6,814	376	2,900	7,190	10,090	2,486	2005	10/06
Georgetown, TX
Royal Oaks Village II (a)	—	3,450	16,955	262	3,450	17,217	20,667	4,391	2004-2005	11/05
Houston, TX
Saucon Valley Square	8,071	3,200	12,642	(155)	3,200	12,487	15,687	4,702	1999	09/04
Bethlehem, PA
Sawyer Heights Village	18,851	24,214	15,797	452	24,214	16,249	40,463	1,492	2007	10/13
Houston, TX
Shoppes at Park West	5,020	2,240	9,357	25	2,240	9,382	11,622	3,854	2004	11/04
Mt. Pleasant, SC
The Shoppes at Quarterfield	—	2,190	8,840	135	2,190	8,975	11,165	3,899	1999	01/04
Severn, MD
Shoppes of New Hope	3,441	1,350	11,045	5	1,350	11,050	12,400	4,636	2004	07/04
Dallas, GA
Shoppes of Prominence Point I&II	—	3,650	12,652	160	3,650	12,812	16,462	5,399	2004 & 2005	06/04 &
Canton, GA										09/05

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Shops at Forest Commons	—	1,050	6,133	261	1,050	6,394	7,444	2,539	2002	12/04
Round Rock, TX
The Shops at Legacy	—	8,800	108,940	14,057	8,800	122,997	131,797	38,554	2002	06/07
Plano, TX
Shops at Park Place	7,616	9,096	13,175	625	9,096	13,800	22,896	6,427	2001	10/03
Plano, TX
Southlake Corners	21,118	6,612	23,605	85	6,612	23,690	30,302	2,101	2004	10/13
Southlake, TX
Southlake Town Square I - VII (a)	138,623	41,490	201,028	23,610	41,490	224,638	266,128	75,937	1998-2007	12/04, 5/07,
Southlake, TX										9/08 & 3/09
Stateline Station	—	6,500	23,780	(14,003)	3,829	12,448	16,277	3,682	2003-2004	03/05
Kansas City, MO
Stilesboro Oaks	4,801	2,200	9,426	431	2,200	9,857	12,057	3,834	1997	12/04
Acworth, GA
Stonebridge Plaza	—	1,000	5,783	315	1,000	6,098	7,098	2,345	1997	08/05
McKinney, TX
Stony Creek I	8,079	6,735	17,564	1,536	6,735	19,100	25,835	8,370	2003	12/03
Noblesville, IN
Stony Creek II	—	1,900	5,106	79	1,900	5,185	7,085	1,919	2005	11/05
Noblesville, IN
Streets of Yorktown	—	3,440	22,111	2,881	3,440	24,992	28,432	9,099	2005	12/05
Houston, TX
Target South Center	—	2,300	8,760	660	2,300	9,420	11,720	3,606	1999	11/05
Austin, TX
Tim Horton Donut Shop	—	212	30	—	212	30	242	21	2004	11/05
Canandaigua, NY
Tollgate Marketplace	34,920	8,700	61,247	6,062	8,700	67,309	76,009	26,559	1979/1994	07/04
Bel Air, MD
Town Square Plaza	16,750	9,700	18,264	1,667	9,700	19,931	29,631	7,267	2004	12/05
Pottstown, PA
Towson Circle	—	9,050	17,840	(788)	6,874	19,228	26,102	7,773	1998	07/04
Towson, MD
Towson Square	—	13,757	21,958	—	13,757	21,958	35,715	140	2014	11/15
Towson, MD

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Tysons Corner	—	22,525	7,184	—	22,525	7,184	29,709	170	1980	05/15
Vienna, VA									Renov:2004, 2012/2013
University Town Center	4,206	—	9,557	144	—	9,701	9,701	3,973	2002	11/04
Tuscaloosa, AL
Vail Ranch Plaza	—	6,200	16,275	174	6,200	16,449	22,649	6,414	2004-2005	04/05
Temecula, CA
Village Shoppes at Gainesville	19,651	4,450	36,592	1,281	4,450	37,873	42,323	14,281	2004	09/05
Gainesville, GA
Village Shoppes at Simonton	3,176	2,200	10,874	10	2,200	10,884	13,084	4,528	2004	08/04
Lawrenceville, GA
Walgreens	—	450	5,074	—	450	5,074	5,524	1,909	2000	04/05
Northwoods, MO
Walter's Crossing	—	14,500	16,914	539	14,500	17,453	31,953	6,111	2005	07/06
Tampa, FL
Watauga Pavilion	—	5,185	27,504	130	5,185	27,634	32,819	11,882	2003-2004	05/04
Watauga, TX
West Town Market	—	1,170	10,488	177	1,170	10,665	11,835	4,096	2004	06/05
Fort Mill, SC
Wilton Square	—	8,200	35,538	251	8,200	35,789	43,989	13,620	2000	07/05
Saratoga Springs, NY
Winchester Commons	5,376	4,400	7,471	448	4,400	7,919	12,319	3,109	1999	11/04
Memphis, TN
Woodinville Plaza	—	16,073	20,933	17	16,073	20,950	37,023	507	1981	06/15
Woodinville, WA
Zurich Towers	—	7,900	137,096	13	7,900	137,109	145,009	53,529	1986 & 1990	11/04
Schaumburg, IL
Total Operating Properties	1,123,136	1,268,577	4,237,385	176,723	1,254,131	4,428,554	5,682,685	1,433,195

RETAIL PROPERTIES OF AMERICA, INC.

Schedule III
Real Estate and Accumulated Depreciation
December 31, 2015
(in thousands)

		Initial Cost (A)			Gross amount carried at end of period
Property Name	Encumbrance	Land	Buildings and Improvements	Adjustments to Basis (C)	Land and Improvements	Buildings and Improvements (D)	Total (B), (D)	Accumulated Depreciation (E)	Date Constructed	Date Acquired
Development Property
South Billings Center (b)	—	—	—	—	—	—	—	—
Billings, MT
Total Development Property	—	—	—	—	—	—	—	—

Developments in Progress	—	5,009	148	—	5,009	148	5,157	—

Total Investment Properties	$1,123,136	$1,273,586	$4,237,533	$176,723	$1,259,140	$4,428,702	$5,687,842	$1,433,195

(a)	The Company acquired a parcel at this property during 2015.

(b)	The cost basis associated with this property is included in Developments in Progress.

RETAIL PROPERTIES OF AMERICA, INC.

Notes:

(A)
The initial cost to the Company represents the original purchase price of the property, including amounts incurred subsequent to acquisition which were contemplated at the time the property was acquired.

(B)	The aggregate cost of real estate owned as of December 31, 2015 for U.S. federal income tax purposes was approximately $5,745,906.

(C)	Adjustments to basis include payments received under master lease agreements as well as additional tangible costs associated with the investment properties, including any earnout of tenant space.

(D)	Reconciliation of real estate owned:

	2015	2014	2013
Balance as of January 1,	$5,680,376	$5,804,518	$5,962,878
Purchase of investment property	508,924	397,993	339,955
Sale of investment property	(498,833)	(338,938)	(341,750)
Property held for sale	—	(36,914)	(10,995)
Provision for asset impairment	(4,786)	(159,447)	(150,373)
Acquired lease intangible assets	(15,311)	5,579	(11,331)
Acquired lease intangible liabilities	17,472	7,585	16,134
Balance as of December 31,	$5,687,842	$5,680,376	$5,804,518

(E)	Reconciliation of accumulated depreciation:

	2015	2014	2013
Balance as of January 1,	$1,365,471	$1,330,474	$1,275,787
Depreciation expense	183,639	183,142	197,725
Sale of investment property	(111,346)	(63,460)	(62,009)
Property held for sale	—	(5,358)	(2,206)
Provision for asset impairment	(2,497)	(77,390)	(56,969)
Write-offs due to early lease termination	(2,072)	(1,937)	(3,056)
Other disposals	—	—	(18,798)
Balance as of December 31,	$1,433,195	$1,365,471	$1,330,474
Depreciation is computed based upon the following estimated useful lives in the accompanying consolidated statements of operations and other comprehensive income:

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
Based on management’s evaluation as of December 31, 2015, our president and chief executive officer and our executive vice president, chief financial officer and treasurer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our president and chief executive officer and our executive vice president, chief financial officer and treasurer to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes to our internal controls over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an Independent Registered Public Accounting Firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Retail Properties of America, Inc.
Oak Brook, Illinois
We have audited the internal control over financial reporting of Retail Properties of America, Inc. and its subsidiaries (the “Company”) as of December 31, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 17, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.
/s/ Deloitte & Touche LLP
Chicago, Illinois
February 17, 2016

Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 11. Executive Compensation
Information required by this Item 11 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
Information required by this Item 13 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 will be included in our definitive proxy statement for our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)	List of documents filed:

(1)	The consolidated financial statements of the Company are set forth in this report in Item 8.

(2)	Financial Statement Schedules:
The following financial statement schedules for the year ended December 31, 2015 are submitted herewith:

Page
Valuation and Qualifying Accounts (Schedule II)	93
Real Estate and Accumulated Depreciation (Schedule III)	94
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

4.1
Indenture, dated March 12, 2015, by and between the Registrant as Issuer and U.S. Bank National Association as Trustee (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

4.2
First Supplemental Indenture, dated March 12, 2015, by and between the Registrant as Issuer and U.S. Bank National Association as Trustee (Incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

4.3
Form of 4.00% Senior Notes due 2025 (attached as Exhibit A to the First Supplemental Indenture filed as Exhibit 4.2) (Incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on March 12, 2015).

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

10.3
Indemnification Agreements by and between the Registrant and its directors and officers (Incorporated herein by reference to Exhibits 10.6 A-E and H to the Registrant’s Annual Report/Amended on Form 10-K/A for the year ended December 31, 2006 and filed on April 27, 2007, Exhibits 10.560 - 10.561 and 10.568 - 10.570 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 and filed on March 31, 2008, Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 and filed on February 22, 2012, Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 and filed on August 6, 2013, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 and filed on August 5, 2014, Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015 and Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 4, 2015).

Exhibit No.	Description

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

10.6
Note Purchase Agreement dated as of May 16, 2014 among the Registrant as Issuer and Certain Institutions as Purchasers (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 22, 2014).

10.7
Loan Agreement dated as of December 1, 2009 by and among Colesville One, LLC, JPMorgan Chase Bank, N.A. and certain subsidiaries of the Registrant (Incorporated herein by reference to Exhibit 10.587 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2009 and filed on March 5, 2010).

10.8
Fourth Amended and Restated Credit Agreement dated as of January 6, 2016 among the Registrant as Borrower and KeyBank National Association as Administrative Agent, Wells Fargo Securities LLC as Co-Lead Arranger and Joint Book Manager, and Wells Fargo Bank, National Association as Syndication Agent, KeyBanc Capital Markets Inc., U.S. Bank National Association, PNC Capital Markets LLC, and Regions Capital Markets as Co-Lead Arrangers and Joint Book Managers, each of U.S. Bank National Association, PNC Capital Markets LLC, Regions Capital Markets, Bank of America, N.A., Citibank, N.A., The Bank of Nova Scotia, Capital One, N.A., Deutsche Bank Securities Inc., and Morgan Stanley Senior Funding, Inc. as Documentation Agents, and Certain Lenders from time to time parties hereto, as Lenders (filed herewith).

10.9
Retention Agreement dated February 19, 2013 by and between the Registrant and Steven P. Grimes (Incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.10
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Steven P. Grimes (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.11
Retention Agreement dated February 19, 2013 by and between the Registrant and Angela M. Aman (Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.12
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Angela M. Aman (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.13
Separation Agreement and General Release, dated May 7, 2015, by and between the Registrant and Angela M. Aman (Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015).

10.14
Retention Agreement dated February 19, 2013 by and between the Registrant and Niall J. Byrne (Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.15
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Niall J. Byrne (Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.16
Separation Agreement and General Release, dated October 2, 2015, by and between the Registrant and Niall J. Byrne (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and filed on November 4, 2015).

10.17
Retention Agreement dated February 19, 2013 by and between the Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.18
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Shane C. Garrison (Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.19
Retention Agreement dated February 19, 2013 by and between the Registrant and Dennis K. Holland (Incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 and filed on February 20, 2013).

10.20
Amendment to Retention Agreement dated February 19, 2015 by and between Registrant and Dennis K. Holland (Incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and filed on May 5, 2015).

10.21
Offer Letter, dated July 13, 2015, by and between the Registrant and Heath R. Fear (Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 and filed on August 5, 2015).

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (filed herewith).
21.1	List of Subsidiaries of Registrant (filed herewith).

Exhibit No.	Description

23.1	Consent of Deloitte & Touche LLP (filed herewith).
31.1	Certification of President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
31.2	Certification of Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 (filed herewith).
32.1
Certification of President and Chief Executive Officer and Executive Vice President, Chief Financial Officer and Treasurer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C Section 1350 (furnished herewith).

101
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) Consolidated Statements of Operations and Other Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Equity for the Years Ended December 31, 2015, 2014 and 2013, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, (v) Notes to Consolidated Financial Statements and (vi) Financial Statement Schedules.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RETAIL PROPERTIES OF AMERICA, INC.

/s/ Steven P. Grimes

By:	Steven P. Grimes
President and Chief Executive Officer

Date:	February 17, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

	/s/ Steven P. Grimes		/s/ Bonnie S. Biumi		/s/ Peter L. Lynch

By:	Steven P. Grimes	By:	Bonnie S. Biumi	By:	Peter L. Lynch
	Director, President and Chief Executive Officer		Director		Director
Date:	February 17, 2016	Date:	February 17, 2016	Date:	February 17, 2016

	/s/ Heath R. Fear		/s/ Frank A. Catalano, Jr.		/s/ Kenneth E. Masick

By:	Heath R. Fear	By:	Frank A. Catalano, Jr.	By:	Kenneth E. Masick
	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)		Director		Director
Date:	February 17, 2016	Date:	February 17, 2016	Date:	February 17, 2016

	/s/ Julie M. Swinehart		/s/ Paul R. Gauvreau		/s/ Thomas J. Sargeant

By:	Julie M. Swinehart	By:	Paul R. Gauvreau	By:	Thomas J. Sargeant
	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)		Director		Director
Date:	February 17, 2016	Date:	February 17, 2016	Date:	February 17, 2016

	/s/ Gerald M. Gorski		/s/ Richard P. Imperiale

By:	Gerald M. Gorski	By:	Richard P. Imperiale
	Chairman of the Board and Director		Director
Date:	February 17, 2016	Date:	February 17, 2016